Form 10-Q
period 1994-12-30
SYMANTEC CORP
filed 1995-02-13
CIK 849399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549
                                    FORM 10-Q


(MARK ONE)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
           DECEMBER 30, 1994.

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER  0-17781
- -------------------------------------------------------------------------------


                              SYMANTEC  CORPORATION
             (Exact name of registrant as specified in its charter)


                        DELAWARE                            77-0181864
               (State or other jurisdiction of            (I.R.S. employer
                incorporation or organization)           identification no.)

           10201 TORRE AVENUE, CUPERTINO, CALIFORNIA          95014-2132
           (Address of principal executive offices)           (zip code)

     Registrant's telephone number, including area code:    (408) 253-9600

- -------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X                    NO
                             -----                     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 7, 1995:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                       36,779,026 SHARES

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 30, 1994
                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            Page
Item 1    Financial Statements

          Consolidated Balance Sheets
               as of December 31, 1994 and March 31, 1994................     3

          Consolidated Statements of Operations
               for the three and nine months ended
               December 31, 1994 and 1993................................     4

          Consolidated Statements of Cash Flow
               for the nine months ended December 31, 1994
               and 1993..................................................     5

          Notes to Consolidated Financial Statements.....................     6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................    13


                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   22

Item 4.   Submission of Matters to a Vote of Security Holders.............   22

Item 5.   Other Information...............................................   23

Item 6.   Exhibits and Reports on Form 8-K................................   23

Signatures................................................................   24

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                           December 31,              March 31,
(In thousands)                                     1994                   1994
- -----------------------------------------  ------------          -------------
ASSETS                                      (unaudited)

CURRENT ASSETS:
  Cash and short-term investments            $   87,046           $     60,534
  Trade accounts receivable                      44,513                 48,342
  Inventories                                     5,572                  7,842
  Deferred income taxes                          12,705                 17,975
  Other                                           6,243                 13,660
                                             ----------             ----------
   Total current assets                         156,079                148,353
Equipment and leasehold improvements             25,276                 25,369
Purchased intangibles                             9,870                 11,228
Other                                             4,742                  3,842
                                             ----------             ----------
                                             $  195,967             $  188,792
                                             ----------             ----------
                                             ----------             ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                           $   14,305            $    27,556
  Accrued compensation and benefits              10,839                 12,257
  Accrued other expenses                         50,887                 57,745
  Income taxes payable                              707                    367
  Current portion of long-term obligations          574                    847
                                             ----------             ----------
   Total current liabilities                     77,312                 98,772
Long-term obligations                            25,543                 25,966
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Preferred stock (authorized:
     1,000 shares; issued and
     outstanding: none)                              --                     --
  Common stock (authorized: 70,000
     and 50,000 shares; issued and
     outstanding: 36,452 and 34,990 shares)         365                    350
  Capital in excess of par value                169,039                157,637
  Notes receivable from stockholders               (144)                  (149)
  Translation adjustment                         (2,265)                (2,183)
                                             ----------             ----------
  Accumulated deficit                           (73,883)               (91,601)
                                             ----------             ----------
     Total stockholders' equity                  93,112                 64,054
                                             ----------             ----------
                                             $  195,967             $  188,792
                                             ----------             ----------
                                             ----------             ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three Months Ended              Nine Months Ended
                                                              December 31,                    December 31,
                                                  ------------------------      --------------------------
(In thousands, except per share data; unaudited)       1994           1993             1994           1993
- ------------------------------------------------  ---------      ---------      -----------    -----------
Net revenues                                      $  84,128      $  82,661      $   246,319    $   251,169
Cost of revenues                                     14,935         18,612           46,147         62,085
                                                  ---------      ---------      -----------    -----------
  Gross margin                                       69,193         64,049          200,172        189,084
Operating expenses:
  Research and development                           15,410         15,031           44,906         48,129
  Sales and marketing                                38,060         37,044          109,110        124,864
  General and administrative                          3,958          5,464           12,295         19,223
  Acquisition, restructuring and other
   expenses                                              --         21,500            9,545         40,558
                                                  ---------      ---------      -----------    -----------
     Total operating expenses                        57,428         79,039          175,856        232,774
                                                  ---------      ---------      -----------    -----------
Operating income (loss)                              11,765        (14,990)          24,316        (43,690)
Interest income                                         864            327            1,980          1,055
Interest expense                                       (639)          (566)          (1,842)        (1,872)
Other income (expense), net                              88           (186)              26           (343)
                                                  ---------      ---------      -----------    -----------
Income (loss) before income taxes                    12,078        (15,415)          24,480        (44,850)
Income tax provision (benefit)                        3,020         (4,342)           6,399         (8,986)
                                                  ---------      ---------      -----------    -----------
Net income (loss)                                 $   9,058      $ (11,073)     $    18,081     $  (35,864)
                                                  ---------      ---------      -----------    -----------
Net income (loss) per share                       $    0.25      $   (0.33)     $      0.50     $    (1.07)
                                                  ---------      ---------      -----------    -----------
Shares used to compute per share data                36,865         33,960           36,527         33,479
                                                  ---------      ---------      -----------    -----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                     Nine Months Ended
                                                                          December 31,
                                                             ------------------------
(In thousands; unaudited)                                         1994           1993
- ---------------------------------------------------------    ---------      ---------
OPERATING ACTIVITIES:
 Net income (loss)                                           $  18,081       $(35,864)
 Fifth Generation net loss for the three months ended March
  31, 1993                                                          --        (16,390)
 XTree net loss for the six months ended March 31, 1993             --         (1,040)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operations:
  Depreciation and amortization of equipment
   and leasehold improvements                                    9,694          10,899
  Write-off of equipment and leasehold improvements                 --           2,183
  Amortization and write-off of capitalized software costs       6,544          13,431
  Deferred income taxes                                          5,296          (4,500)
  Net change in assets and liabilities:
   Trade accounts receivable                                     5,036          14,785
   Inventories                                                   2,377             912
   Other current assets                                          7,680           9,696
   Other assets                                                   (272)          1,004
   Accounts payable                                            (13,639)        (11,455)
   Accrued compensation and benefits                            (1,520)         (1,385)
   Accrued other expenses                                       (7,241)         14,180
   Income taxes payable                                            238          (2,364)
                                                             ---------       ---------
Net cash provided by (used in) operating activities             32,274          (5,908)
                                                             ---------       ---------
INVESTING ACTIVITIES:
 Capital expenditures                                           (9,183)         (5,507)
 Purchased intangibles                                          (6,795)        (10,883)
 Purchases of short-term investments                           (80,377)        (54,199)
 Proceeds from sales of short-term investments                  43,645          16,877
                                                             ---------       ---------
Net cash used in investing activities                          (52,710)        (53,712)
                                                             ---------       ---------
FINANCING ACTIVITIES:
 Principal payments on long-term obligations                      (710)        (11,728)
 Net proceeds from sales of common stock
   and other                                                    11,059          20,329
                                                             ---------       ---------
Net cash provided by financing activities                       10,349           8,601
                                                             ---------       ---------
Effect of exchange rate fluctuations on
   cash and cash equivalents                                      (133)           (687)
Decrease in cash and cash equivalents                          (10,220)        (51,706)
Beginning cash and cash equivalents                             32,911          66,700
                                                             ---------       ---------
Ending cash and cash equivalents                             $  22,691       $  14,994
                                                             ---------        ---------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 1994 and for the three and nine months ended December 31, 1994 and 1993 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Registration Statement on Form S-3, as declared effective on February 3, 1995, the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K, as amended, for the year ended March 31, 1994, the Central Point Consolidated Financial Statements and the Symantec and Central Point Pro Forma Combined Balance Sheet and Combined Statements of Operations and notes thereto included on Symantec's Current Report on Form 8-K filed on June 16, 1994, as amended on June 24, 1994 and the Fifth Generation Consolidated Financial Statements and the Symantec and Fifth Generation Pro Forma Combined Balance Sheet and Combined Statements of Operations and notes thereto included on Symantec's Current Report on Form 8-K filed on October 19, 1993. The results of operations for the three and nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the entire year.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 1994, March 31, 1994 and December 31, 1993 reflect amounts as of and for the periods ended December 30, 1994, April 1, 1994 and December 31, 1993, respectively.

Symantec acquired the following companies during fiscal 1995 and 1994:

                                                                                            Acquired
                                                                            Shares of        Company
                                                                             Symantec          Stock
                                                                               Common        Options
Companies Acquired                                       Date Acquired   Stock Issued        Assumed
- ----------------------------------------------         ---------------   ------------        -------
Intec Systems Corporation ("Intec")                    August 31, 1994        133,332             --
Central Point Software, Inc. ("Central Point")            June 1, 1994      4,029,429        707,452
SLR Systems, Inc. ("SLR")                                 May 31, 1994        170,093             --
Fifth Generation Systems, Inc. ("Fifth Generation")    October 4, 1993      2,769,010             --
Contact Software International, Inc. ("Contact")          June 2, 1993      2,404,019        232,589

In addition, during the year ended March 31, 1994, Central Point acquired Executive Systems, Inc. ("XTree"). All of these acquisition were accounted for as poolings of interest and with the exception of Intec and SLR, which had results of operations that were immaterial to Symantec, all financial information has been restated to reflect the combined operations of these companies and Symantec.

Due to differing fiscal year ends of Central Point and XTree, financial information related to XTree's fiscal year ended September 30, 1992 has been combined with financial information related to Central Point's year ended
March 31, 1993. Accordingly, XTree's results of operations for the six months ended March 31, 1993 were charged to stockholders' equity. XTree reported net revenues of $6.9 million and a net loss of $1.0 million for the six months ended March 31, 1993.

The table below sets forth the composition of combined net revenues and net income (loss) for the pre-acquisition periods indicated. Information with respect to Central Point for the nine months ended December 31, 1994 reflects the two months ended June 1, 1994, the date Central Point was acquired. Net revenues and net income (loss) for the pre-acquisition periods with respect to Intec and SLR were immaterial.





                                                    Three Months Ended             Nine Months Ended
                                                          December 31,                  December 31,
                                               -----------------------      ------------------------
(In thousands; unaudited)                          1994           1993           1994           1993
- -------------------------------------          --------      ---------      ---------     ----------
Net revenues:
  Symantec                                     $ 84,128      $  67,053      $ 232,833     $  197,829
  Central Point                                      --         15,608         13,486         53,340
                                               --------      ---------      ---------     ----------
                                               $ 84,128      $  82,661      $ 246,319     $  251,169
                                               --------      ---------      ---------     ----------
Net income (loss):
  Symantec                                     $  9,058      $ (9,187)      $  15,430     $ (18,318)
  Central Point                                      --        (1,886)          2,651       (17,546)
                                               --------      ---------      ---------     ----------
                                               $  9,058      $(11,073)      $  18,081     $ (35,864)
                                               --------      ---------      ---------     ----------


NOTE 2.   BALANCE SHEET INFORMATION

                                           December 31,      March 31,
(In thousands)                                     1994           1994
- ------------------------------------------ ------------      ---------
                                            (unaudited)
Cash and short-term investments:
  Cash and cash equivalents. . . . . . . . $     22,691      $  32,911
  Short-term investments . . . . . . . . .       64,355         27,623
                                           ------------      ---------
                                           $     87,046      $  60,534
                                           ------------      ---------
Trade accounts receivable:
  Receivables. . . . . . . . . . . . . . . $     48,416      $  52,676
  Less: allowance for doubtful accounts          (3,903)        (4,334)
                                           ------------      ---------
                                           $     44,513      $  48,342
                                           ------------      ---------
Inventories:
  Raw materials. . . . . . . . . . . . . . $      1,180      $   1,189
  Finished goods . . . . . . . . . . . . .        4,392          6,653
                                           ------------      ---------
                                           $      5,572      $   7,842
                                           ------------      ---------
Equipment and leasehold improvements:
  Computer equipment . . . . . . . . . . . $     43,287      $  39,804
  Office furniture and equipment . . . . .       19,023         20,723
  Leasehold improvements . . . . . . . . .        7,850          7,201
                                           ------------      ---------
                                                 70,160         67,728
  Less: accumulated depreciation and
    amortization . . . . . . . . . . . . .      (44,884)       (42,359)
                                           ------------      ---------
                                           $     25,276      $  25,369
                                           ------------      ---------
Purchased intangibles:
  Product rights . . . . . . . . . . . . . $     31,192      $  29,998
  Less:accumulated amortization. . . . . .      (21,322)       (18,770)
                                           ------------      ---------
                                           $      9,870      $  11,228
                                           ------------      ---------





                                           December 31,      March 31,
(In thousands)                                     1994           1994
- ------------------------------------------ ------------      ---------
                                            (unaudited)
Accrued other expenses:
  Acquisition and restructuring expenses .   $   10,026      $  14,076
  Deferred revenue . . . . . . . . . . . .       23,063         23,612
  Marketing development funds. . . . . . .        6,925          6,438
  Other. . . . . . . . . . . . . . . . . .       10,873         13,619
                                           ------------      ---------
                                             $   50,887      $  57,745
                                           ------------      ---------

Long-term obligations:
  Long-term obligations. . . . . . . . . .   $   26,117      $  26,813
  Less: current portion. . . . . . . . . .         (574)          (847)
                                           ------------      ---------
                                             $   25,543      $  25,966
                                           ------------      ---------

NOTE 3.  LINE OF CREDIT

The Company has a $10.0 million bank line of credit that expires in October 1995. The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (8.50% at December 31, 1994), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of December 31, 1994. At December 31, 1994, there was approximately $0.5 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at December 31, 1994.

NOTE 4.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consist of the following:



                                                    Three Months Ended             Nine Months Ended
                                                          December 31,                  December 31,
                                                ----------------------        ----------------------
(In thousands)                                     1994           1993           1994           1993
- ------------------------------------------      -------        -------        -------        -------
Central Point acquisition                       $    --        $    --        $ 9,000        $    --
SLR acquisition                                      --             --            545             --
Fifth Generation acquisition                         --         15,000             --         15,000
XTree acquisition                                    --             --             --          3,457
Contact acquisition                                  --             --             --          7,400
Class action lawsuit settlement                      --          6,500             --          6,500
Central Point purchased in-process research
  and development                                    --             --             --          1,275
Central Point restructuring charge                   --             --             --          2,226
Centralization expense                               --             --             --          4,700
                                                -------        -------        -------        -------
Total acquisition, restructuring and
  other expenses                                $    --        $21,500        $ 9,545        $40,558
                                                -------        -------        -------        -------



On August 31, 1994, Symantec completed the acquisition of Intec Systems Corporation ("Intec"). No significant acquisition expenses related to the combination of Symantec and Intec were incurred.

In connection with the acquisitions of Central Point and SLR in the quarter ended June 30, 1994, (see Note 1), Symantec recorded total acquisition charges of $9.5 million. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses, and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

In connection with the acquisition of Fifth Generation in the quarter ended December 31, 1993, (see Note 1), Symantec recorded an acquisition charge of $15.0 million. The charge included $2.0 million for legal, accounting and financial advisory services, $7.6 million for the write-off of duplicative product related expenses and modification of certain development contracts, $0.8 million for the elimination of duplicative and excess facilities, $2.4 million for personnel severance and outplacement expenses, and $2.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

In connection with the acquisition of XTree by Central Point in the quarter ended September 30, 1993, Central Point recorded an acquisition charge of $3.5 million. The charge included $0.2 million for legal, accounting and financial advisory services, $1.8 million for the elimination of duplicative and excess facilities, $1.0 million for personnel severance and outplacement expenses, and $0.5 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

In connection with the acquisition of Contact in the quarter ended June 30, 1993 (see Note 1), Symantec recorded an acquisition charge of $7.4 million. The charge included $2.1 million for legal, accounting and financial advisory services, $1.1 million for the elimination of duplicative and excess facilities, $1.9 million for personnel severance and outplacement expenses, and $2.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

In the quarter ended December 31, 1993, Symantec reached an agreement with the plaintiffs and Symantec's insurance carriers to settle two securities class actions and a related derivative lawsuit brought by stockholders of Symantec (see Note 8). The combined settlement amount of the cases was $19.0 million, approximately $12.5 million of which was paid by Symantec's insurance carriers. Symantec recorded a charge of $6.5 million in the quarter ended December 31, 1993, representing Symantec's portion of the class action settlement
(see Note 8).

In the quarter ended September 30, 1993, Central Point purchased from unrelated parties certain in-process software technologies for $1.3 million which were immediately expensed. In the quarter ended September 30, 1993, Central Point incurred $2.2 million of expenses related to the restructuring of its operations in order to reduce its overall cost structure and to redirect its software development and marketing efforts away from the personal desktop computer market toward the personal computer network market.

In the quarter ended June 30, 1993, Symantec announced a plan to consolidate and centralize certain operational activities. The plan was designed to reduce operating expenses and enhance operational efficiencies by centralizing certain order administration, technical support and customer service activities in Eugene, Oregon. The Company recorded a charge of $4.7 million in the quarter ended June 30, 1993, which included $1.1 million for the elimination of duplicative and excess facility expenses, $1.5 million for the relocation of the Company's existing operations and equipment, $1.1 million for employee relocation expenses and $1.0 million for employee severance payments. The Company's centralization has been completed.

As of December 31, 1994, Symantec had approximately $10.2 million of accrued acquisition and restructuring related expenses related to company acquisitions and the restructuring of Central Point's software development efforts away from the personal desktop computer market toward the personal computer network market which occurred in fiscal 1994. Total accrued acquisition expenses were $6.8 million and total accrued restructuring expenses were $3.4 million as of December 31, 1994. These cash related expenses include $1.4 million for duplicative product-related expenses and modification of certain development contracts, $2.6 million for the elimination of duplicative and excess facilities, $4.1 million for personnel severance and outplacement expenses, and $2.1 million for the consolidation and discontinuance of certain operational activities and other acquisition and restructuring related expenses.

NOTE 5.  INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Symantec provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects U.S. federal, state and foreign income taxes.

NOTE 6.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the treasury stock method.
Under the treasury stock method, net income (loss) per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Common stock equivalents consist principally of the assumed exercises of stock options net of the assumed repurchase of shares with any related proceeds.

In those periods where the Company recorded net income and the number of shares of common stock obtainable on exercises of outstanding options and warrants exceeds 20 percent of the number of common shares outstanding at the end of the period, all of the options and warrants are assumed to have been exercised and the aggregate proceeds to have been applied to the repurchase of up to 20 percent of the outstanding common shares at the average market price during the period, with the balance of the funds first applied to reduce borrowings and any remaining funds are assumed to be invested in U.S. government securities, net of any income tax effect.

The difference between primary and fully diluted net income (loss) per share is either not significant or anti-dilutive in all periods presented.

NOTE 7.  STOCK OPTION PLANS


As of September 30, 1994, the Company had granted options representing approximately 1.7 million shares in excess of the total number of shares authorized under the 1988 Employee Stock Option Plan. During the quarter ended December 31, 1994, the Company obtained stockholder approval of an increase in the number of shares authorized under that Plan sufficient to cover these options.

NOTE 8.  LITIGATION

On December 30, 1994, Software Engineering Carmel ("Carmel") filed a lawsuit in the U.S. District Court for the District of Oregon against Central Point, a wholly owned subsidiary of the Company. Carmel developed and maintains the anti-virus program distributed by Central Point. The complaint alleges that Central Point breached its contract with Carmel by not fulfilling an implied obligation under the contract to use its best efforts or, alternatively, its reasonable efforts to market the anti-virus program developed by Carmel. The complaint also alleges that Central Point violated the non-competition provision in its agreement, by selling a competing anti-virus program, apparently based on Symantec's sale of its own anti-virus product. The complaint seeks damages in the amount of $6.75 million and a release of Carmel from its obligation not to sell competing products. Symantec believes the complaint has no merit.

On September 3, 1992, Borland International, Inc. ("Borland") filed a lawsuit in the Superior Court for Santa Cruz County, California against Symantec, Gordon E. Eubanks, Jr. (Symantec's President and Chief Executive Officer) and Eugene Wang (an Executive Vice President of Symantec who is a former employee of Borland). The complaint, as amended, alleges misappropriation of trade secrets, unfair competition, inducing breach of contract, interference with prospective economic advantage and unjust enrichment. Borland alleged that prior to joining Symantec, Mr. Wang transmitted to Mr. Eubanks confidential information concerning Borland's product and marketing plans. Borland claims damages in an unspecified amount. Symantec has denied the allegations of Borland's complaint and contends that Borland has suffered no damages from the alleged actions. Borland obtained a temporary restraining order and a preliminary injunction prohibiting the defendants from using, disseminating or destroying any Borland proprietary information or trade secrets. Symantec filed a cross complaint against Borland alleging that Borland had committed abuse of process and defamation in publishing statements that Symantec had acted in contempt of a temporary restraining order. The case is not being actively prosecuted at this time pending the outcome of the criminal proceedings, discussed below. Symantec believes the charges have no merit.

On September 2, 1992, the Scotts Valley, California police department, operating with search warrants for Borland proprietary and trade secret information, searched Symantec's offices and the homes of Messrs. Eubanks and Wang and removed documents and other materials. On February 26, 1993, criminal indictments were filed against Messrs. Eubanks and Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On August 23, 1993, the Court recused the District Attorney's Office from prosecution of the action. On October 5, 1993, the State Attorney General and the District Attorney's Office filed a Notice of Appeal of the Order. Symantec believes the criminal charges against Messrs. Eubanks and Wang have no merit.

On December 11, 1992 and April 19, 1993, class action complaints were filed in U.S. District Court for the Northern District of California against the Company, all of its directors and certain of its officers. The complaints as amended alleged violations of federal securities laws and claimed that during the period from June 3, 1991 through October 8, 1992, the defendants disseminated and allowed to be disseminated, misleading statements and concealed adverse material information. The December 11, 1992 complaint also contained two claims for relief asserted derivatively on behalf of the Company against the individual defendants for breach of fiduciary duty, including permitting or engaging in alleged illegal insider trading. Symantec reached an agreement with the plaintiffs and Symantec's insurance carriers and settled these two securities class actions and the related derivative lawsuit. The settlement was approved by the Court on June 6, 1994. The settlement concluded all outstanding securities class actions and derivative claims that were pending against Symantec. The combined settlement amount of the cases was $19.0 million, approximately $12.5 million of which was paid by Symantec's insurance carriers. Symantec recorded a charge of $6.5 million in the quarter ended December 31, 1993 representing Symantec's portion of the settlement.

On June 11, 1992, Dynamic Microprocessor Associates, Inc. ("DMA"), a wholly-owned subsidiary of Symantec, commenced an action against EKD Computer Sales & Supplies Corporation ("EKD"), a former licensee of DMA and Thomas Green, a principal of EKD, for copyright infringement, violations of the Lanham Act, trademark infringement, misappropriation, deceptive acts and practices and unfair competition and breach of contract. On July 14, 1992, the Suffolk County sheriff's department conducted a search of EKD's premises and seized and impounded thousands of infringing articles. On July 21, 1992, the Court issued a preliminary injunction against EKD and Mr. Green, enjoining them from manufacturing, marketing, distributing, copying or purporting to license DMA's pcANYWHERE III or using DMA's marks. On February 19, 1993, EKD moved to vacate the preliminary injunction. The Court denied the motion orally in April 1993 and issued a written opinion in September 1993, and EKD appealed this denial. EKD's appeal was denied in March 1994, leaving the preliminary injunction in place.


On July 20, 1992 and in a subsequent amendment, EKD and Mr. Green answered Symantec's complaint denying all liability and asserting counterclaims against Symantec and Lee Rautenberg, a former principal of DMA. In

May 1993, EKD and Mr. Green were granted permission to file a Second Amended Answer and counterclaims that dropped every previously raised claim and now allege that DMA obtained the temporary restraining order and preliminary injunction in bad faith and that DMA, Symantec and Mr. Rautenberg breached certain license agreements and violated certain federal and New York State antitrust laws. In March 1994, Symantec moved for judgment on certain of EKD's claims including that Symantec, DMA and Mr. Rautenberg had violated the antitrust laws. In August 1994, DMA moved to amend its complaint to assert additional claims against EKD. Both of these motions are currently pending. Symantec believes the charges made by EKD and Mr. Green have no merit.

As a result of the acquisition of DMA by Symantec, an individual formerly associated with DMA has filed a lawsuit in the Supreme Court of the State of New York against DMA, Symantec and Lee Rautenberg. The lawsuit alleges that Peter Byer was promised 8% of the outstanding DMA common stock in connection with his performance of services for DMA. The suit also alleges that Mr. Byer was to be paid additional compensation based upon sales made by DMA. Mr. Byer has further amended his complaint to claim that DMA was unjustly enriched because it paid Mr. Byer less than the fair value of his services. The lawsuit seeks damages of at least $5.3 million. Symantec believes the charges have no merit. Furthermore, Mr. Rautenberg and the other stockholders of DMA have an obligation to indemnify Symantec for liabilities resulting from this action.

Symantec is involved in other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the final disposition of such matters is not expected to be material.

The Company intends to defend all of the aforementioned pending lawsuits vigorously and although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely effected in a particular period.

NOTE 9.  SUBSEQUENT EVENT

During February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan is designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. The Company expects to incur costs of approximately $4.0 million to $5.0 million for the relocation of the Company's existing research and development activities, equipment and personnel from Shelton, Connecticut to Cupertino, California. The Company expects to complete this relocation by December 1995 with the bulk of the costs occurring in the September 1995 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein. Due to a number of factors and risks, including the rapid change in hardware and software technology, market conditions, seasonality in the retail software market, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products by existing or new competitors and the significant risks associated with acquisitions of companies, technology and software product rights, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period.
The pending release of a new operating system ("Windows 95") by Microsoft is a particularly important event that increases the uncertainty and will likely increase the volatility of Symantec's results and stock price over the next year.

The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which had an immediate and significant adverse effect on the trading price of the Company's common stock. This may occur again in the future. Additionally, as a growing percentage of the Company's revenues are generated from enterprise software products which are frequently sold through site licenses which often occur late in the quarter, the Company may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. In particular, investor enthusiasm surrounding Microsoft's new operating system, Windows 95, may result in a significant increase in the volatility in Symantec's stock price during the first year after the introduction of that operating system.

Net income (loss) per share is calculated using the treasury stock method (see
Note 6 of Notes to Consolidated Financial Statements). Increases in the price of the Company's common stock can have an adverse impact on the calculation of net income per share in that period.

During fiscal 1995 and 1994, Symantec completed acquisitions of the following companies:


                                                                                            Acquired
                                                                            Shares of        Company
                                                                             Symantec          Stock
                                                                               Common        Options
Companies Acquired                                       Date Acquired   Stock Issued        Assumed
- ----------------------------------------------------------------------   ------------        -------
Intec Systems Corporation ("Intec")                    August 31, 1994        133,332             --
Central Point Software, Inc. ("Central Point")            June 1, 1994      4,029,429        707,452
SLR Systems, Inc. ("SLR")                                 May 31, 1994       170,093              --
Fifth Generation Systems, Inc. ("Fifth Generation")    October 4, 1993      2,769,010             --
Contact Software International, Inc. ("Contact")          June 2, 1993      2,404,019        232,589

In addition, during the year ended March 31, 1994, Central Point acquired Executive Systems, Inc. ("XTree"). All of these acquisition were accounted for as poolings of interest and with the exception of Intec and SLR, which had results of operations which were immaterial to Symantec, all financial information has been restated to reflect the combined operations of these companies and Symantec.

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                      Three Months                   Nine Months
                                                             Ended      Percent            Ended       Percent
                                                      December 31,       Change      December 31,       Change
                                                     -------------    in Dollar     ---------------  in Dollar
                                                     1994     1993      Amounts     1994       1993    Amounts
                                                     ----     ----      -------     ----       ----    -------

Net revenues.  . . . . . . . . . . . . . .            100%     100%         2%       100%       100%      (2)%
 Cost of revenues  . . . . . . . . . . . .             18       23        (20)        19         25      (26)
                                                     ----     ----                  ----       ----
      Gross margin . . . . . . . . . . . .             82       77          8         81         75        6

Operating expenses:
   Research and development . . . . . . . .            18       18          3         18         19       (7)
   Sales and marketing  . . . . . . . . . .            45       44          3         44         50      (13)
   General and administrative . . . . . . .             5        7        (28)         5          7      (36)
   Acquisition, restructuring and other
     expenses . . . . . . . . . . . . . . .            --       26       (100)         4         16      (77)
                                                     ----     ----                  ----       ----
     Total operating expenses . . . . . . .            68       95        (27)        71         92      (25)
                                                     ----     ----                  ----       ----

Operating income (loss) . . . . . . . . . .            14      (18)         *         10        (17)       *

Interest income . . . . . . . . . . . . . .             1       --        164          1         --       88
 Interest expense  . . . . . . . . . . . . .           (1)      (1)        13         (1)        (1)      (2)
 Other income (expense), net . . . . . . . .           --       --          *         --         --        *
                                                     ----     ----                  ----       ----
Income (loss) before income taxes . . . . .            14      (19)         *         10        (18)       *
 Income tax provision (benefit)  . . . . . .            3       (6)         *          3         (4)       *
                                                     ----     ----                  ----       ----
 Net income (loss) . . . . . . . . . . . . .           11%     (13)%        *          7%       (14)%      *
                                                     ----     ----                  ----       ----

- -----------------------------------

* percentage change is not meaningful.


NET REVENUES. Net revenues increased 2%, from $82.7 million in the quarter ended December 31, 1993 to $84.1 million in the current year's comparable quarter, principally due to an increase in network/communication utility and security utility revenues which was partially offset by a decrease in advanced utility and development tools revenues. This reflects, in part, what Symantec believes is the market's transition to enterprise-wide computing oriented environments which use network/communication and security utility products. Symantec believes that many of its customers are moving toward an enterprise-wide computing oriented environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments. Revenues from enterprise products increased from 20% of total net revenues in the quarter ended December 31, 1993 to 33% in the quarter ended December 31, 1994.

Net revenues from international sales decreased from approximately $31.9 million to $31.1 million and represented 39% and 37% of total net revenues for the quarters ended December 31, 1993 and 1994, respectively.

Revenues for the nine months ended December 31, 1994 decreased 2%, from $251.2 million for the nine months ended December 31, 1993 to $246.3 million for the nine months ended December 31, 1994, due to a decrease in Central Point and Fifth Generation product revenues. Various software products developed and sold by acquired companies, including Central Point and Fifth Generation, duplicate the functionality of Symantec products. Symantec may continue to separately market each of the duplicative products, combine certain features of the products into a single product and/or discontinue marketing a particular duplicative product. As a result, future product revenues may be adversely affected.

Due to the inherent uncertainties in software development and in the microcomputer software industry, the Company is unable to predict whether the net revenue trends listed above will continue.

The Company's products include enterprise products which are frequently sold through site licenses where a license for multiple workstations is sold to a customer and desktop software products which are generally sold through the distribution channel or directly to end-users. Enterprise product revenues are typically comprised of lower volume, high dollar site license transactions compared to desktop product revenues which are typically comprised of higher volume, low dollar pre-packaged product sales. The prices of site licenses tend to vary based upon the individual products purchased, the number of units licensed and the number of work stations at the customer's site. There was no material impact to net revenues resulting from changes in desktop product pricing.

During the March 1995 quarter, Symantec announced a rebate program for The Norton AntiVirus and The Norton pcANYWHERE products. This rebate program is designed to increase volume shipments of these products by offering a cash rebate to endusers. Should volume shipments of these products not increase, net revenues associated with these products would be adversely affected.

While the acquisition of Central Point and Fifth Generation has enabled further development of software products for enterprise-wide computing, these products are expected to result in Symantec's competing with companies with which it has not previously competed. As a result, there is uncertainty regarding customer acceptance of the Company's products as Symantec has not been a major supplier in the enterprise market. These factors increase the uncertainty of forecasting financial results. While the Company expects the shift toward enterprise products to continue, there can be no assurance that the Company's enterprise products will be successful.

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must develop relationships with systems integrators and other third-party vendors that provide consulting and integration services to customers and deliver products developed for this market segment. Furthermore, the length of the sales cycle with respect to enterprise products is longer and customers of enterprise products may take delivery of a product subject to integration and acceptance by the customer. In addition, a very high proportion of enterprise product sales are completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Each of these factors increases the risk that forecasts of quarterly financial results will not be achieved.

During the quarter ended December 31, 1994, Symantec released The Norton pcANYWHERE for Windows v. 2.0, The Norton pcANYWHERE Access Server v. 1.0, More PC Tools for DOS and Windows, MacTools Pro v. 4.0 and Time Line for Windows v. 6.1.

Enhanced product releases typically result in net revenue increases during the first three to six months following their introduction due to upgrade purchases by existing users, usually at discounted prices, and initial inventory purchases by the Company's distributors. In addition, between the date the Company announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues caused by the timing of announcements and releases of new or enhanced versions of its products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, the market's transition between operating systems, and the transition from a desktop PC environment to an enterprise-wide environment, these fluctuations have occurred recently and are likely to occur in the future and may cause significant fluctuations in sales revenues and, accordingly, operating results.

The Company's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the domestic distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill did not have a material impact on the Company's net revenues in the three and nine months ended December 31, 1994 and 1993.

The Company is devoting substantial efforts to the development of software products that are designed to operate on Microsoft Corporation's new operating system ("Windows 95"), which is currently under development. Microsoft may incorporate advanced utilities in Windows 95 that may decrease the demand for certain of the Company's products, including those currently under development. Further, should Microsoft incur further delays in the development or release of Windows 95, which is scheduled by Microsoft to be released around August 1995, should Windows 95 not achieve market acceptance, or should Symantec be unable to successfully or timely develop products that function under Windows 95, Symantec's future revenues would be adversely affected. In addition, as the timing of delivery and adoption of many products is dependent on Microsoft's delivery of beta and final versions of Windows 95 and the adoption rate of Windows 95, which the Company is unable to predict, the Company's and securities analysts' ability to forecast the Company's revenues is being adversely impacted. A delay in the shipment of Windows 95 may adversely affect Symantec's stock price. Also, the Company expects that demand for certain of its existing utility products will decline in advance of Windows 95 release. It is difficult for securities analysts or the Company to forecast the extent of this decline. For all of the preceding reasons, there is a heightened risk that revenues and profits will not be in line with analysts' expectations in the periods preceding and following the introduction of Windows 95.

The length of Symantec's product development cycle has generally been greater than Symantec originally expected. Although such delays have undoubtedly had a material adverse effect on Symantec's business, Symantec is not able to quantify the magnitude of revenues that were deferred or lost as a result of any particular delay because Symantec is not able to predict the amount of revenues that would have been obtained had the original development expectations been met. Delays in product development are likely to occur in the future and could have a material adverse effect on the amount and timing of future revenues. Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment date of the Company's product introductions. In addition, there can be no assurance that any products currently being developed by Symantec, including products being developed for Windows 95, will be technologically successful, that any resulting products will achieve market acceptance or that the Company's products will be effective in competing with products either currently in the market or introduced in the future.

During fiscal 1993, Symantec believes revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of Windows 3.1, which requires more computing capability. If the next class of personal computers, including those based on the Pentium microprocessor and/or the Power-PC, are also rapidly reduced in price, there may be another unexpected shift in customer buying away from software and Symantec's products, which could result in significantly reduced revenues and a material adverse effect on operating results. Symantec has noted that Pentium processors are being reduced in price by Intel. The shift of customer spending from software to hardware could also result if Windows 95 requires more computing capability than that delivered by most existing computers.

Price competition is significant in the microcomputer business software market and will continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry increase, Symantec may be required to increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significantly more financial resources than Symantec, may further cause the Company to reduce software prices and/or increase sales and marketing expenses on a number of the Company's products.

The Company estimates and maintains reserves for product returns. Product returns occur when the Company introduces upgrades and new versions and discontinues products. In addition, competitive factors require the Company to offer rights of return for products that distributors or retail stores are unable to sell. The Company has set its reserves for returns in accordance with historical experience. Setting reserves involves making judgments about future competitive conditions and product life cycles. Those judgments involve evaluating information that often is unclear and in conflict. Symantec prepares detailed analyses of historical return rate experiences in its estimation of reserves for product returns. In addition to detailed historical return rates, the Company's estimation of return reserves takes into consideration upcoming product upgrades, current market conditions, distributor and "superstore" inventory balances and any other known factors that could impact anticipated product returns. Based upon returns experienced, the Company's estimates have been materially accurate. However, there can be no assurance that historical experience will be an accurate guide for the future because the rate of returns is primarily a function of the competitive state of the market in the future and thus, in large part, is a function of the actions of the Company's competitors, which the Company cannot anticipate. The Company's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

In March 1994, due to the market's concerns regarding Central Point's long-term viability and the announced merger between Central Point and Symantec, Central Point was unable to reasonably estimate future product returns from its distributors and resellers. In addition, there were high levels of inventory in the channel which had been shipped into the channel prior to the acquisition. Central Point believed that there was a high risk of this inventory being returned. As a result, revenues relating to product inventory at Central Point's distributors and resellers as of March 31, 1994 were deferred until sold by the distributors or resellers to endusers. Symantec has been analyzing returns related to the Central Point products for the last three quarters to determine when such products were sold through to the end users. Symantec believes that its marketing and sales programs are being successful in moving this deferred channel inventory through to endusers, and Symantec expects to recognize the associated remaining deferred revenue once Symantec verifies that product sell through has occurred and it is able to estimate any remaining returns exposures. Symantec expects to recognize the remaining deferred revenue associated with this distributor inventory in the March 1995 and June 1995 quarters.

A significant portion of the Company's revenues are from sales to two large distributors and a large "superstore." These customers tend to make the great majority of their purchases at the end of the fiscal quarter, in part because they are able or believe that they are able to negotiate lower prices and more favorable terms. This end-of-quarter buying pattern means that forecasts of quarterly financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The Company's distribution and superstore customers also carry the products of the Company's competitors, some of which have greater financial resources than the Company. The distributors and superstores have limited capital to invest in inventory and their decisions to purchase the Company's products and, in the case of superstores, to give them critical shelf space, is partly a function of pricing, terms and special promotions offered by the Company and its competitors, over which the Company has no control and which it cannot predict.

The Company operates with relatively little backlog; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be a material adverse effect on revenues and on the Company's operating results.

Symantec maintains a research and development facility in Santa Monica, California that was damaged during the January 1994 earthquake in Southern California. Much of the Company's administration, sales and marketing, manufacturing facilities and research and development efforts are located on the west coast of the United States. Future earthquakes or other natural disasters could cause a significant disruption to the Company's operations and may cause delays in product development that could adversely impact future revenues of the Company.

During the March 1994 quarter, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free technical support via electronic and automated services as well as 90 days complimentary free telephone support for certain of the Company's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of the Company's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant revenues in the quarter or nine month period ended December 31, 1994 and are not expected to generate significant revenues in the near future.

GROSS MARGIN. Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled $0.9 million and $1.3 million for the quarters ended December 31, 1994 and 1993 and $6.5 million and $13.4 million for the nine months ended December 31, 1994 and 1993, respectively. The decrease in amortization and write-off of capitalized software costs for the nine month period December 31, 1994 is largely due to the write-off of duplicative capitalized technology in connection with the acquisitions of Central Point and Fifth Generation and the restructuring of Central Point's software development efforts away from the personal desktop computer market toward the personal computer network market which occurred in the quarter ended March 31, 1994.

Gross margin increased to 82% of net revenues in the quarter ended December 31, 1994 from 77% of net revenues in the quarter ended December 31, 1993. Gross margin increased to 81% of net revenues in the nine months ended December 31, 1994 from 75% of net revenues in the nine months ended December 31, 1993. The increase in gross margin percentage is primarily due to the reduction in software amortization and write-offs for the nine months ended December 31, 1994, the gradual shift in Symantec's product mix from desktop products toward higher margin enterprise products and improvements in the gross margin percentage of Fifth Generation's products. This improvement in the gross margin percentage of Fifth Generation's products was largely due to the absence of significant software amortization and write-offs of capitalized software by Fifth Generation during fiscal 1993 and Symantec's ability to produce the Fifth Generation products with a lower cost structure than Fifth Generation was able to prior to the merger.

The microcomputer business software market has been subject to rapid changes that can be expected to continue. Future technology or market changes, including the release of Windows 95, may cause certain products to become obsolete more quickly than expected and thus may result in capitalized software write-offs and an increase in required inventory reserves and, therefore, reduced gross margins and net income.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 3% from $15.0 million or 18% of net revenues in the quarter ended December 31, 1993 to $15.4 million or 18% of net revenues in the quarter ended December 31, 1994. The increase in research and development expenses for the quarter was due to increased product development efforts in the network/communication, client server and security utility product groups which was partially offset by a reduction in research and development expenses due to the consolidation of certain product development efforts in connection with the acquisition of Central Point. Research and development expenses for the nine months ended December 31, 1994 decreased 7% to $44.9 million or 18% of net revenues from $48.1 million or 19% of net revenues for the comparable 1993 period. The decrease in research and development expenses for the nine months ended December 31, 1994 is primarily due to the consolidation of certain product development efforts in connection with the acquisitions of Central Point and Fifth Generation.

Symantec believes increased research and development expenditures will be necessary in order to remain competitive and to increase future revenues and expects research and development expenses to increase in dollar amount.

During February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan is designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. The Company expects to incur costs of approximately $4.0 million to $5.0 million for the relocation of the Company's existing research and development activities, equipment and personnel from Shelton, Connecticut to Cupertino, California. The Company expects to complete this relocation by December 1995 with the bulk of the costs occurring in the September 1995 quarter.

Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain internal software development costs did not materially affect the Company in the periods presented.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 3% to $38.1 million or 45% of net revenues in the quarter ended December 31, 1994 from $37.0 million or 44% of net revenues in the prior year's comparable quarter.
The increase for the quarter was primarily due to an increase in marketing development funds and commissions associated with higher revenues. Sales and marketing expenses were $109.1 million and $124.9 million and represented 44% and 50% of total net revenues for the nine months ended December 31, 1994 and

1993, respectively. The decrease for the nine month period is principally due to the elimination of duplicative sales organizations as a result of the acquisitions of Central Point and Fifth Generation.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the continued expansion of its international operations, as well as the introduction of new and upgraded products, Symantec expects the expenses associated with these efforts to increase in dollar amount and to continue to constitute its most significant operating expense. There can be no assurance that these increased efforts will be successful.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 28%, from $5.5 million or 7% of net revenues in the quarter ended December 31, 1993 to $4.0 million or 5% of net revenues, in the quarter ended December 31, 1994. General and administrative expenses decreased 36%, from $19.2 million or 7% of total net revenues for the nine months ended December 31, 1993 to $12.3 million or 5% of total net revenues, for the nine months ended December 31, 1994. The decrease was principally due to benefits resulting from the consolidation of the general and administrative functions of the acquired companies at Symantec's corporate headquarters and the decrease in legal expenses as a result of the settlement of two class action complaints in the December 1993 quarter. Future growth of the Company is expected to result in an increase in the dollar amount of general and administrative spending from current levels.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.
In connection with the various acquisitions completed in fiscal 1995 and 1994 (see Notes 1 and 4 of Notes to Consolidated Financial Statements), significant acquisition expenses were incurred. These acquisition expenses principally included fees for legal, accounting and financial advisory services, the write-off of duplicative capitalized technology, the modification of certain development contracts and expenses related to the combination of the companies, including the elimination of duplicative and excess facilities and personnel. These charges approximated $9.5 million and $25.9 million in the nine months ended December 31, 1994 and 1993, respectively.

Symantec has completed a number of acquisitions and expects to acquire other companies in the future. In addition to the significant business risks associated with acquisitions, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, diversion of management's attention away from day-to-day matters and the integration of the acquired products, Symantec typically incurs significant acquisition expenses for legal, accounting and financial advisory services, the write-off of duplicative technology and other expenses related to the combination of the companies. These expenses may have a significant adverse impact on the Company's future profitability and financial resources. Additionally, there may be an adverse impact on revenues of acquired companies due to the transition of product sales and marketing and research and development activities. Symantec often experiences significant declines in revenues of acquired company products immediately subsequent to an acquisition.

To date the Company has not experienced any material change in estimated acquisition or restructuring expenses; however, there can be no assurances that the Company will not experience material adverse changes of any estimated expenses in the future or in connection with any future acquisition or restructuring charge.

Symantec is involved in a number of judicial and administrative proceedings incidental to its business (see Note 8 of Notes to Consolidated Financial Statements). The Company intends to defend all of these lawsuits vigorously and although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE). Interest income increased to $0.8 million in the quarter ended December 31, 1994 from $0.3 million in the prior year's comparable quarter due to higher interest rates and higher average cash balances. Interest expense increased $0.1 million to $0.6 million in the quarter ended December 31, 1994 from $0.5 million in the prior year's comparable quarter.

The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are consummated. Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and, effective December 31, 1993, the Company commenced hedging some residual transaction exposures through the use of 30-day forward contracts. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on 30-day forward contracts held by the Company when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, intercompany balances and trade payables. There can be no assurance that these strategies will continue to be effective or that transaction losses can be minimized or forecasted accurately. The Company does not hedge either its translation risk or its economic risk.

INCOME TAX PROVISION (BENEFIT). The effective income tax provision for the nine months ended December 31, 1994 was 26% which compared to an effective income tax benefit rate of 20% in the prior year's comparable period. The low benefit rate for the nine months ended December 31, 1993 was primarily attributable to unbenefitted temporary differences from Central Point.

LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments were $87.0 million at December 31, 1994 and $60.5 million at March 31, 1994. This increase in cash is principally due to cash provided by operating activities and cash generated from sales of common stock and the exercise of stock options. Cash provided by operating activities includes the Company's net income of $18.1 million, tax refunds of $7.2 million and a decrease in accounts receivable of $3.8 million. In addition to cash and short-term investments of $87.0 million at December 31, 1994, the Company has $9.5 million available under a bank line of credit which expires in October 1995. Company acquisitions in the future may cause the Company to be in violation of the line of credit covenants; however, Symantec believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

Due to cash payments expected to be made during the remainder of fiscal 1995 related to costs associated with the previous acquisitions and restructurings (see Note 4 of Notes to Consolidated Financial Statements), the Company anticipates that aggregate cash and short-term investments may decline.
Further, the Company may utilize additional cash in connection with the potential acquisition of additional companies and software product rights in the future. The Company believes existing cash and short-term investments will be sufficient to fund operations for the next year. However, if the Company were to sustain further significant losses, there can be no assurances that the bank line of credit, which is available through October 1995, would remain available. Additionally, the Company could be required to reduce operating expenses, which could result in further product delays; reassess acquisition opportunities, which could negatively impact the Company's growth objectives; and/or pursue further financing options.

Trade accounts receivable decreased from $48.3 million at March 31, 1994 to $44.5 million at December 31, 1994 due to improved cash collections. Working capital increased from $49.6 million at March 31, 1994 to $78.8 million at December 31, 1994, principally due to working capital provided by operating activities and proceeds from the sales of common stock under the Company's employee stock plans which were partially offset by capital expenditures and payments of acquisition expenses made with respect to the acquisitions of Central Point and Fifth Generation and the Central Point restructuring. Long-term obligations at December 31, 1994 and March 31, 1994 consisted primarily of convertible subordinated debentures.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

          Information with respect to this item is incorporated by reference to
          Note 8 of Notes to Consolidated Financial Statements included herein on page 10 of this Form 10-Q.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) An annual meeting of stockholders of Symantec was held on November 21, 1994.
          (b) Matters voted on at the meeting and votes cast on each were as follows:

                                                        Total Vote  Authority
                                             Total Vote   Withheld   Withheld
                                               for Each  From Each   from All
                                               Director   Director   Nominees
                                              ---------   --------   --------
1.   To elect six directors to Symantec's
     Board of Directors, each to hold
     office until his successor is elected
     and qualified or until his earlier
     resignation or removal.
          Charles M. Boesenberg. . . . . .   30,157,794    348,913    222,778
          Walter W. Bregman. . . . . . . .   30,246,828    259,879    222,778
          Carl D. Carman . . . . . . . . .   30,257,718    248,989    222,778
          Gordon E. Eubanks, Jr. . . . . .   30,039,990    466,717    222,778
          Robert S. Miller . . . . . . . .   30,260,165    246,542    222,778
          Leslie L. Vadasz . . . . . . . .   30,262,768    243,939    222,778

                                                                                              Broker
                                                     For           Against      Abstain    "Non-Votes"
                                                  ----------       -------      --------   -----------
2.   To consider and act upon a proposal          29,522,386       502,265      370,066       111,990
     to amend Symantec's Certificate of
     Incorporation to increase by 20,000,000
     (from 50,000,000 to 70,000,000) the
     number of shares of Common Stock
     authorized for issuance.
3.   To consider and act upon a proposal          22,493,651     3,467,005      530,745     4,015,306
     to amend the 1989 Employee Stock
     Purchase Plan to increase the number
     of shares authorized for issuance by
     400,000 to 1,500,000.
4.   To consider and act upon a proposal to       14,549,270    11,169,373      533,434     1,254,630
     amend the 1988 Employees Stock
     Option Plan to increase the number of
     shares authorized for issuance by
     4,000,000 to 12,700,000.
5.   To consider and act upon a proposal to       30,021,073        17,637      467,997            --
     ratify the Board of Director's selection
     of Ernst & Young as Symantec's
     independent auditors.

ITEM 5.   OTHER INFORMATION
          On January 30, 1995, the Company filed a Registration Statement on Form S-3, as declared effective on February 3, 1995, covering "All of the shares of Common Stock of Symantec Corporation being sold by three purchasers of the Company's subordinated notes convertible into shares of the Company's Common Stock and by two purchasers of warrants to purchase the Company's Common Stock." This registration statement registered 2,198,295 shares.

          The holders of the subordinated notes are required to provide five business days advance notice of any sale of the shares covered by this registration statement. To date, no such notice has been given.

          Under the agreement which required the Company to register these shares, the shares can only be sold after receipt of a notice from the debentureholders as described above that they intend to sell their shares.

          On January 23, 1995, the Company's registration statement of Form S-8 covering an amendment to the "1988 Employees Stock Option Plan" and the "1989 Employee Stock Purchase Plan" became effective. This registration statement registered 4,400,000 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:
       4.01    Restated Certificate of Incorporation of the Registrant.
                    (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-3 (No. 33-82012) as declared effective on February 3, 1995.)
       10.01*  Employment and Consulting Agreement among Symantec Corporation,
                    Symantec Acquisition Corp. and Charles M. Boesenberg. (Confidential treatment has been granted with respect to portions of this exhibit.)
       11.01   Computation of Net Income (Loss) Per Share.

(b)  Reports on Form 8-K
               None

ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


- --------------------------
* Indicates a management contract or compensatory plan or arrangement

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 1995           SYMANTEC CORPORATION




                                 By  /s/ Robert R. B. Dykes
                                     ----------------------------
                                         Robert R. B. Dykes
                                         Executive Vice President/Worldwide
                                         Operations and Chief Financial Officer
                                             (duly authorized officer)