Form 10-K
period 1995-03-31
SYMANTEC CORP
filed 1995-06-08
CIK 849399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549
                                    FORM 10-K
(MARK ONE)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- ----- ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1995.
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER  0-17781
- --------------------------------------------------------------------------------
                              SYMANTEC  CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                77-0181864
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 Identification No.)

         10201 TORRE AVENUE, CUPERTINO, CALIFORNIA          95014-2132
         (Address of principal executive offices)           (zip code)

        Registrant's telephone number, including area code: (408) 253-9600
- --------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                   NONE                                NONE
          (Title of each class)     (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 1, 1995 as reported on the Nasdaq National Market:

                                  $877,160,943

Number of shares outstanding of each of the registrant's classes of common stock as of June 1, 1995:

                                   38,241,349

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held August 29, 1995 are incorporated by reference into Part III
- --------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1995
                                TABLE OF CONTENTS

                                                  PART I.

                                                                                                    Page
                                                                                                    ----
Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . .    12

            Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .    12

                                                 PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . .    14

Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Item 7.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16

Item 8.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . .    26

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

                                                PART III.

Item 10.    Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . .    27

Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

Item 12.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .    27

Item 13.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .    27

                                                PART IV.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . .    28

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    52


PART I

ITEM 1: BUSINESS.

GENERAL.

Symantec Corporation ("Symantec" or the "Company") develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity as well as manage networked computing environments. Approximately 80% of Symantec's net revenues are derived from products that operate on Microsoft Corporation's ("Microsoft") MS-DOS or Windows operating systems for IBM and IBM-compatible personal computers. Symantec also offers products for use on the Apple Macintosh and IBM OS/2 operating systems.

The Company's predecessor, C&E Software, Inc., a California corporation, and that predecessor's operating subsidiary, Symantec Corporation, a California corporation, were formed in September 1983 and March 1982, respectively. The Company was incorporated in Delaware in April 1988 in connection with the September 1988 reincorporation of the Company's predecessor and its operating subsidiary into a single Delaware corporation.

Since Symantec's initial public offering on June 23, 1989, the Company has completed acquisitions of the following companies:
Software or Activity


                                                                                Software or Activity
Companies Acquired                                       Date Acquired          Acquired
- ---------------------------------------------------      -----------------      ---------------------
Intec Systems Corporation ("Intec")                      August 31, 1994        Applications
Central Point Software, Inc. ("Central Point")           June 1, 1994           Utilities
SLR Systems, Inc. ("SLR")                                May 31, 1994           Development Tools
Fifth Generation Systems, Inc. ("Fifth Generation")      October 4, 1993        Utilities
Contact Software International, Inc. ("Contact")         June 2, 1993           Applications
Certus International Corporation ("Certus")              November 30, 1992      Utilities
MultiScope, Inc. ("MultiScope")                          September 2, 1992      Development Tools
The Whitewater Group, Inc. ("Whitewater")                September 2, 1992      Development Tools
Symantec (UK) Ltd. ("Symantec UK")                       April 3, 1992          Marketing Entity
Zortech Ltd. ("Zortech")                                 August 31, 1991        Development Tools
Dynamic Microprocessor Associates, Inc. ("DMA")          August 30, 1991        Utilities
Leonard Development Group ("Leonard")                    August 30, 1991        Applications
Peter Norton Computing, Incorporated ("Norton")          August 31, 1990        Utilities


All of these acquisitions were accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of these companies and Symantec with the exception of Intec, SLR, MultiScope and Whitewater, which had results of operations that were not material to Symantec's consolidated financial statements.

Symantec's strategy is to develop and market products that are, or may become, leaders in their respective categories, maintain a broad product line across multiple platforms and develop and market a strong product offering for the enterprise or networked computing environment. Symantec's early products were primarily productivity applications, such as Q&A, a non-programmable database, and Time Line, a sophisticated project management program. In 1989, Symantec expanded its business into utility products, initially with Macintosh utilities products, and then into DOS utilities in fiscal 1991 with the acquisition of Norton, the developer of Norton Utilities and Norton Commander. In fiscal 1992, Symantec acquired DMA, the developer of pcANYWHERE and in fiscal 1993, Symantec acquired Certus, the developer of Novi, an Anti-virus product that was merged into The Norton AntiVirus. In fiscal 1992 and 1993, Symantec acquired three development tools companies (Zortech, Whitewater and MultiScope) and expanded its development tools business into the DOS and Windows object oriented programming markets. In fiscal 1994, Symantec continued this expansion into the application development market with the acquisition of certain technology for developing an architecture and tools to build client-server applications from DataEase International, Inc. Also in fiscal 1994, Symantec added to its internal development of network utilities with the acquisition of Fifth Generation, which had certain network utility products under development. The acquisition of Contact in fiscal 1994 expanded the Company's product line with the addition of ACT!, a contact management product. The acquisition of Central Point in fiscal 1995 added a number of desktop and enterprise utility products to Symantec's product offerings, including Mac Tools, PC Tools, XTree Gold and Central Point Antivirus. Many of the products acquired through the acquisition of Central Point were duplicative of products marketed by Symantec prior to the acquisition. As a result, the comparison of future Company revenues to historical revenues on a pooled basis may be adversely impacted by the elimination of duplicative products.

The Company believes that the prevailing trends in the software industry are movements by companies to downsize from mainframes and minicomputers to microcomputers; a continuation of the move to graphical user interfaces, as demonstrated by the strong demand for Windows products; a move to networked environments of microcomputers; and a move to object-oriented programming among software developers. As a result, Symantec is currently expanding its development of network management utilities and applications that support network and workgroup computing and is continuing its development of object-oriented programming tools.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, such fluctuations have occurred recently and are likely to occur in the future. These fluctuations may be caused by a number of factors, including new product introductions and product upgrades, reduced demand for any given product, the market's transition between operating systems, (including the market's acceptance and transition to Microsoft Corporation's new operating system "Windows 95" when released) and a transition from a desktop PC environment to an enterprise-wide networked environment.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1995, 1994 and 1993 reflect amounts as of and for the periods ended March 31, 1995, April 1, 1994, and April 2, 1993, respectively.

PRODUCTS AND SERVICES.

Symantec's products, comprising both application software and system software, are currently organized into seven product groups: advanced utilities, security utilities, network/communications utilities, contact management, development tools, project management/productivity applications and client-server technology. The following table summarizes Symantec's principal products by product group and the operating system(s) on which they run:


Principal Products                                                                     Operating System(s)
- --------------------------------------------                                           -----------------------------
ADVANCED UTILITIES
  The Norton Utilities-Registered Trademark-                                           Windows, MS-DOS, Macintosh
  The Norton Utilities-Registered Trademark-Administrator                              Windows, MS-DOS
  The Norton Commander-Registered Trademark-                                           MS-DOS
  The Norton Desktop-TM-for Windows                                                    Windows
  PC Tools-TM-                                                                         Windows, MS-DOS
  Mac Tools-Registered Trademark-                                                      Macintosh, Power Macintosh
  SuperDoubler-TM-                                                                     Macintosh
  Suitcase-TM-                                                                         Macintosh
  XTreeGold-TM-                                                                        Windows, MS-DOS
SECURITY UTILITIES
  The Norton AntiVirus-Registered Trademark-                                           MS-DOS, Windows
  The Norton AntiVirus-Registered Trademark-for NetWare                                Windows, MS-DOS, Macintosh
  Central Point Antivirus                                                              Windows, MS-DOS, Macintosh, OS/2
  Symantec-Registered Trademark-AntiVirus for Macintosh (SAM-TM-)Macintosh
  Symantec-Registered Trademark-AntiVirus for Macintosh (SAM-TM-) Administrator        Macintosh
  The Norton Enterprise Backup-TM-                                                     Windows, MS-DOS
  The Norton Backup-TM-                                                                Windows, MS-DOS
  Fastback Plus-TM-                                                                    Windows, MS-DOS, Macintosh
  The Norton Disklock-Registered Trademark-                                            Windows, MS-DOS, Macintosh
NETWORK/COMMUNICATIONS UTILITIES
  The Norton pcANYWHERE-TM-                                                            Windows, MS-DOS, OS/2
  The Norton pcANYWHERE-TM-Access Server                                               OS/2
  The Norton Administrator for Networks-TM-                                            Windows
CONTACT MANAGEMENT
  ACT!-TM-                                                                             Windows, MS-DOS, Macintosh,
                                                                                          Macintosh
  ACT! Mobile Link-TM-                                                                 Windows
DEVELOPMENT TOOLS
  Symantec C++-Registered Trademark-                                                   Windows, MS-DOS, Macintosh, Power
                                                                                          Macintosh, OS/2
  THINK C-TM-                                                                          Macintosh
PROJECT MANAGEMENT/PRODUCTIVITY APPLICATIONS
  Time Line-Registered Trademark-                                                      Windows, MS-DOS
  Q&A-TM-                                                                              Windows, MS-DOS, OS/2
CLIENT-SERVER TECHNOLOGY
  Symantec-Registered Trademark-Enterprise Developer-TM-                               Windows

ADVANCED UTILITIES
THE NORTON UTILITIES/THE NORTON UTILITIES ADMINISTRATOR are a set of "tools" with both MS-DOS and Windows components designed to address the system-level operations of an IBM-compatible personal computer. The Norton Utilities product provides disk and data recovery, security, performance optimization, system and
 .ini-file monitoring and preventive maintenance functions. The Norton Utilities can restore the structure of a disk and files under certain conditions and can also provide for file de-fragmentation, system operation information, file unerasing and other file, performance and operations improvements. The Norton Utilities for Macintosh is similar to The Norton Utilities for MS-DOS. The Norton Utilities Administrator is a network version of The Norton Utilities.

THE NORTON COMMANDER is an MS-DOS shell designed to provide a character-based graphical approach and mouse capability for MS-DOS operations such as copy, move and delete. The Norton Commander includes an MCI mail facility, file compression and Commander Link, a PC-to-PC file transfer function. The Norton Commander includes a wide range of file viewers, application launching functions and a customizable menuing facility.

THE NORTON DESKTOP FOR WINDOWS/PC TOOLS FOR WINDOWS gives the user easy access and maneuverability within the Windows environment by integrating thefunctionality of the Windows' Program Manager and File Manager. The Norton Desktop for Windows enables the user to access a number of integrated tools including Norton Backup, Norton AntiVirus, Deskedit, Unerase-Registered Trademark-, Superfind-TM-, Norton Disk Doctor-Registered Trademark-, SmartErase-TM-, Sleeper-TM-, Batch Builder-TM-, Keyfinder-TM- and Icon Editor. From the integrated file manager the user can also launch, copy, move, view and delete a file or application by clicking and dragging icons on the desktop. PC Tools for Windows includes CrashGuard-TM-, System Consultant-TM-, File Companions-TM-, INI-Consultant-TM-, AutoSync-TM-, DiskFix-Registered Trademark- and Optimizer.

SUPERDOUBLER automatically and transparently increases hard disk space through file compression. SuperDoubler includes accelerated background copying and deleting for the Macintosh .

SUITCASE is a resource management tool for the Macintosh operating system. Suitcase helps organize and access font, DA, sound and FKEY resources.

XTREEGOLD is a full featured file manager which includes full keystroke capability in order to take advantage of its powerful shortcuts.

SECURITY UTILITIES
THE NORTON ANTIVIRUS/THE NORTON ANTIVIRUS FOR NETWARE/CENTRAL POINT ANTIVIRUS/SYMANTEC ANTIVIRUS FOR MACINTOSH ("SAM-TM-") are programs for the protection, detection and elimination of computer viruses under the MS-DOS, Windows, Macintosh and OS/2 operating systems. They provide virus protection, detection and repair capability, recognize virus-like behavior and prevent most known or unknown viruses from infecting a system. They detect viruses and disinfect infected files and disks during normal computer use. They also detect and disinfect floppy boot-track viruses, stealth and encrypted viruses and remove active viruses from memory. Norton AntiVirus is also available for Novell's operating system as an NetWare Loadable Module ("NLM") and is known as The Norton AntiVirus for NetWare. The NLM can scan MS-DOS, Windows, and Macintosh file types.

SYMANTEC ANTIVIRUS FOR MACINTOSH (SAM-TM-) ADMINISTRATOR is an application which provides centralized network distribution and maintenance of the Symantec AntiVirus for Macintosh. Its configurable network installation and upgrade capabilities enable administrators to ensure that all remote networked Macintosh systems are completely protected.

THE NORTON ENTERPRISE BACKUP is a WAN-based data management software tool that reduces the administrative burden of data management with a centrally managed server and workstation product that can automatically and dynamically use backup resources across multiple servers, LANs and WANs. Norton Enterprise Backup will also redirect the backup process to other tape drives if one drive becomes full or breaks. It is also easy to restore information or a whole disk drive with Norton Enterprise Backup.

THE NORTON BACKUP AND FASTBACK PLUS are hard disk backup programs. The Norton Backup and Fastback Plus provide automatic program installation and configuration, point and shoot file selection and user-level options. Both MS-DOS and Windows versions of both products are available. A Mac version of Fastback is also available.

THE NORTON DISKLOCK protects PC and Macintosh computers from unwanted intrusion. Disklock provides boot protection to prevent unauthorized users from accessing a PC's hard disk drive. In addition to full disk access control, The Norton DiskLock allows for basic password protection and selective locking to secure individual files or folders in a shared environment. The Norton DiskLock provides SpeedCrypt for especially sensitive data and is available in MS-DOS, Windows and Macintosh versions.

THE NORTON ADMINISTRATOR FOR NETWORKS is a single solution to reduce network management costs substantially through the automation of key manually intensive LAN administration tasks. Its key features include full integration of hardware and software inventory, software distribution, license monitoring and metering and the automation of costly LAN administration tasks. It supports all major operating systems and provides the ability to add in Norton AntiVirus, pcANYWHERE remote control technology, Norton Utilities Administrator and Norton Disklock Administrator.

COMMUNICATIONS UTILITIES
THE NORTON PCANYWHERE offers reliable, fast and flexible PC-to-PC remote computing via serial or modem connection. The Norton pcANYWHERE lets the user remotely control one PC from the keyboard of another. The offsite remote PC, laptop or PC terminal controls the operation of the distant host PC. The software allows the user to run any MS-DOS or Windows application remotely, transfer files and perform other data operations. In addition to allowing a user to remotely run a distant PC, pcANYWHERE optionally allows users at the host (distant) machine to view the operations being conducted from the remote site. This makes pcANYWHERE ideal for support of users as a remote helpdesk function for both problem solving and application training.

THE NORTON PCANYWHERE ACCESS SERVER allows network administrators to centrally manage multiple remote control sessions. The Norton pcANYWHERE Access Server provides mobile users with simple, efficient and secure access to networks.

CONTACT MANAGEMENT
ACT! is an easy-to-use contact database with a graphical activity schedule, a full featured word processor and a report generator. ACT! manages and integrates a user's contacts, calendar and communication through the use of integrated E-mail messaging.

ACT! MOBILE LINK is an add-on product to ACT! for Windows. ACT! Mobile Link automates communication between individuals in the office and mobile professionals by providing the ability to remotely access and exchange contact information. It supports data maintained centrally as well as using e-mail to synchronize two or more users of the same database and calendar.

DEVELOPMENT TOOLS
SYMANTEC C++ is a set of professional programming tools for C++ and provides support for developing MS-DOS, Windows and Macintosh applications. The MS-DOS and Windows version includes enhanced 32-bit development support, including 32-bit MFC on CD-ROM. It supports full template debugging and features a hierarchical project management system with full dependency tracking. The Macintosh version includes a new version of THINK Class Library (TLC 2.0), which allows developers to write applications that are portable to PowerPC microprocessor-based Macintoshes. Symantec C++ for Macintosh also includes Bedrock exception-handling and THINK Inspector that allows quick debugging.

THINK C provides users with an integrated set of tools, including a C compiler, to develop software in C for the Macintosh. The product consists of five main components: a text editor that allows a programmer to enter and modify text files of statements in human-readable C programming language (source code); a compiler that translates files of statements in C source code into binary instruction modules that a computer can execute (object code); a linker that enables separate object code modules to be combined to form a complete program; a source level debugger to support the testing of software while it is being developed; and a project manager that automates the management of all of these processes.

PROJECT MANAGEMENT/PRODUCTIVITY APPLICATIONS
TIME LINE is a SQL-based client-server solution that integrates multi-project management with a business environment. It is a project organizing, scheduling and resource allocation program. Time Line uses the critical path method to determine project schedules, performs resource leveling and lead/lag scheduling and presents information in PERT, Gantt and actual versus planned formats.

Q&A is an easy-to-use, integrated database management and word processing program with sophisticated report generation capabilities. Q&A also has a natural language interface that allows the user to request reports from a database using plain English sentences instead of database commands.

CLIENT-SERVER TECHNOLOGY
SYMANTEC ENTERPRISE DEVELOPER is the next generation of client-server application development tools for creating complex distributed database applications. Enterprise Developer utilizes a repository based, business model driven development approach that allows a corporation to model its business needs. Symantec Enterprise Developer's SCALE architecture leverages these models to automate the application development process. Since the company's business needs are captured in a centralized model stored in a repository, they can easily be maintained and modified as needed.


DISTRIBUTION, SALES AND SUPPORT.

Symantec markets its products domestically and in major foreign markets, primarily through independent software distributors and major retail chains.

DOMESTIC SALES
Symantec's sales strategy is to use a direct field sales force that works with businesses to encourage them to adopt Symantec's products as corporate standards. Symantec also employs a distribution sales group to work closely with its major distributor and reseller accounts on the management of orders, inventory level and sell-through to retailers, as well as promotions and selling activities. Symantec's telemarketing sales group manages and supports major dealer and corporate end user accounts. Symantec's sales personnel are located in major metropolitan areas. At March 31, 1995, Symantec had approximately 110 people in its domestic direct field sales and telemarketing groups.

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must develop relationships with customers and deliver products developed for this market segment.

Symantec maintains distribution relationships with a number of major independent software distributors, including Ingram Micro D, Inc. ("Ingram Micro D") and Merisel Americas, Inc. ("Merisel"). These distributors stock Symantec's products in inventory for redistribution to independent dealers, consultants and other resellers. Symantec also maintains relationships with many of the major computer and software retailing organizations in the United States, including Egghead Discount Software ("Egghead"), Corporate Software, Inc., Software Spectrum, Inc. and PC Connection, Inc. Symantec markets to each of these retail accounts either directly or through one of its authorized national distributors. Like many other software companies, Symantec also sells product upgrades and certain of its products directly to end users through direct mail campaigns. In addition, Symantec has site licensed many of its products to corporate customers.

Approximately 33% of Symantec's net revenues in the year ended March 31, 1995 was derived from Symantec's two largest accounts - Ingram Micro D and Merisel. Ingram Micro D represented 22%, 17% and 15% of Symantec's net revenues in fiscal 1995, 1994 and 1993, respectively. Merisel represented 11%, 13% and 13% of Symantec's net revenues in fiscal 1995, 1994 and 1993, respectively.

Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. Individual end users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Various distributors and resellers may have more liberal return policies that may negatively impact the level of products which are returned to Symantec. Product returns occur when the Company introduces upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require the Company to offer rights of return for products that distributors or retail stores are unable to sell. Symantec has experienced and may experience in the future, significant increases in product returns above historical levels from customers of acquired companies after the acquisition is completed.

Symantec prepares detailed analyses of historical return rate experiences in its estimation of anticipated returns and maintains reserves for product returns.
In addition to detailed historical return rates, the Company's estimation of return reserves takes into consideration upcoming product upgrades, current market conditions, customer inventory balances and any other known factors that could impact anticipated returns. Based upon returns experienced, the Company's estimates have been materially accurate. The impact of actual returns net of such provisions has not had a material effect on the Company's liquidity as the returns typically result in the issuance of credit towards future purchases as opposed to cash payments to the distributors.

Symantec's marketing activities include advertising in trade, technical and business publications; cooperative marketing with distributors, resellers and dealers; periodic direct mailings to customers and prospective customers; and participation in trade and computer shows. Additionally, the Company typically offers two types of rebate programs, volume incentive rebates and rebates to end users. Volume incentive rebates are made available to Symantec's largest distributors and resellers whereby the distributor or reseller earns a rebate as a pre-determined percentage of their purchases of the Company's products.
Volume incentive rebates are accrued when revenue is recorded. The amount of these rebates has been consistent for all periods presented and has not had a material impact on the Company's liquidity. The Company also from time to time offers rebates to end users who purchase the Company's products. During fiscal 1995, Symantec offered rebates to end users who purchased either pcANYWHERE or The Norton AntiVirus. End user rebates are accrued when revenue is recorded. These end user rebates have been offered on a limited basis and have not been material to the Company's results of operations or liquidity in fiscal 1995, 1994 and 1993.

INTERNATIONAL SALES
International revenues represented approximately 35%, 33% and 31% of Symantec's net revenues in fiscal 1995, 1994 and 1993, respectively. At March 31, 1995, Symantec had approximately 117 sales, marketing and related personnel in its international sales organization.

Most of Symantec's revenues from Canada are derived from sales by affiliates of Symantec's major United States distributors. In other countries, Symantec sells its products through authorized distributors. In some countries these distributors are restricted to specified territories. Symantec typically adapts products for local markets, including translating the documentation and software where necessary, and prepares comprehensive marketing programs for each local market.

Symantec has established offices in Australia, Brazil, Canada, France, Germany, Holland, Italy, Japan, Mexico, Russia, Sweden, Switzerland, Taiwan and the United Kingdom. These local offices facilitate Symantec's marketing and distribution in international markets. The Company's international operations are subject to certain risks common to foreign operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks. Information with respect to international operations and export sales may be found in the Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K.

CUSTOMER SUPPORT
During the March 1994 quarter, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days complimentary free telephone support for selected products. Symantec accrues the cost of providing this free support at the time of product sale. In addition, Symantec offers both individual users and corporate customers a variety of fee-based options designed to meet their individual technical support requirements. Fee-based technical support services did not generate material revenues in fiscal 1995 or 1994 and are not expected to generate material revenues in the near future.


PRODUCT DEVELOPMENT AND ACQUISITIONS.

Symantec uses a multiple products sourcing strategy that includes internal development, acquisitions of product lines or companies and licensing from third-parties. Development of new products and enhancement of existing products are typically performed by Symantec in individual product groups. Each group's responsibilities include design, development, documentation and quality assurance. Outside contractors are used for certain aspects of the product development process.

Symantec uses strategic acquisitions, as necessary, to provide certain technology and products for its overall product strategy. Symantec has completed a number of acquisitions of companies and products and expects to acquire other companies and products in the future. In addition to the significant business risks associated with acquisitions, which include the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel and the integration of the acquired products, Symantec frequently incurs significant acquisition expenses for legal, accounting and financial advisory services and other costs related to the combination of the companies. These costs have in the past had and may, with respect to possible future acquisitions, have a significant adverse impact on the Company's profitability and financial resources. There can be no assurance that any of the Company's acquisitions will be successfully assimilated into the Company's operations. In addition, the comparison of future Company revenues, expenses and profitability to historical revenues, expenses and profitability on a pooled basis may be adversely impacted by the elimination of duplicative products and operating activities.

The Company is devoting substantial efforts to the development of software products that are designed to operate on Microsoft's new operating system ("Windows 95"), which is currently under development and testing. The Company is also devoting substantial efforts to the development of products for networked operating environments and network management. Due to the inherent uncertainties of software development projects, there can be no assurance that any products currently being developed by Symantec, including products being developed for Windows 95, will be technologically successful, that any resulting products will achieve market acceptance or that the Company will be effective in competing with products currently in the market. There can also be no assurance that Symantec will elect to develop software products for the operating environments that ultimately are accepted by the marketplace, including
Windows 95. Development for networked operating environments is more complex than development for the desktop and requires a higher level of research and development expenditures. As a consequence of the complexity of developing products for networked operating environments and operating systems using graphical user interfaces and Symantec's emphasis on technical excellence, Symantec has experienced delays in the development and delivery of its products and is likely to experience such delays in the future. Any such delays could result in a loss of competitiveness of Symantec's products and could adversely affect Symantec and its financial results.

Symantec's total research and development expenses were approximately $62.8 million, $64.1 million and $71.1 million in fiscal 1995, 1994 and 1993, respectively. Research and development expenditures are charged to operations as incurred. The decrease in research and development expenses in fiscal 1995 is principally due to the consolidation of product development efforts resulting from the acquisition of Central Point. Financial accounting rules requiring capitalization of certain software development costs have not materially affected the Company.

Norton Commander, Norton Backup and elements of certain other programs are licensed from third-party developers.


COMPETITION.

The microcomputer software market is intensely competitive and is subject to rapid changes in technology and in the strategic direction of major microcomputer hardware manufacturers and operating system providers. The Company's competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis. The Company has more limited resources than certain of its competitors, and must restrict its product development efforts to a relatively small number of projects. Further, the Company has less experience in the enterprise/network market than many of it competitors and fewer relationships and less experience with systems integrators and other third-party vendors that provide consulting and implementation services necessary to sell many of these products.

Historically, much of the Company's revenues were derived from products using the MS-DOS operating system and its character-based interface, which has been largely supplanted by the Microsoft Windows operating environment. With the anticipated introduction of Microsoft's Windows 95 operating system, the Company's ability to generate revenue from many of its current products will depend on its ability to develop new versions and enhancements of those products in a timely manner for the Windows 95 operating system and/or other operating systems that may gain market acceptance. The Company has experienced delays in the development and delivery of its products and may experience such delays in the future, which would result in a loss of competitiveness of the Company's products and could adversely affect the Company and its financial results.

Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functionality traditionally offered in Symantec's utilities products. Symantec believes this trend may continue. Microsoft may incorporate advanced utilities in Windows 95 that may decrease the demand for certain of the Company's products, including those currently under development. While Symantec plans to continue to improve its utilities products with a view toward providing enhanced functionality over what may be provided in operating systems, there is no assurance that these efforts will be successful or that such improved products will be accepted by software users. Symantec will also attempt to work with operating system vendors in an effort to make its utilities products compatible with those operating systems, yet differentiate those utilities products from features included in the operating systems. However, there is no assurance that these efforts will be successful.

Because of the breadth of its product line, Symantec competes with at least one product from many of the major independent software vendors, including Borland International, Inc. ("Borland"), Cheyenne Software, Inc. ("Cheyenne"), Claris Corporation, Computer Associates International, Inc. ("Computer Associates"), Gupta Corporation ("Gupta"), Intel Corporation ("Intel"), Lotus Development Corporation ("Lotus"), McAfee Associates, Inc. ("McAfee"), Microsoft, Novell, Inc. ("Novell") and Software Publishing Corporation ("Software Publishing").

For example, The Norton Enterprise Backup competes with ARCserve from Cheyenne, Network Archivist from Palindrome and Backup Exec from Arcada Software, Inc.
The Norton Administrator for Networks competes with Microsoft System Management Server from Microsoft and LanDesk from Intel. Symantec Enterprise Developer competes with PowerBuilder from Sybase, Inc. and SQL Windows from Gupta. Norton Utilities and Norton Backup compete with operating systems, such as Microsoft's MS-DOS, IBM's DOS and Novell's DR-DOS, which offer file recovery, anti-virus and backup features as well as products from independent utilities vendors. Norton AntiVirus and Central Point Antivirus compete with Viruscan from McAfee. Symantec's The Norton pcANYWHERE competes mainly with Laplink from Traveling Software, Carbon Copy from Microcom, Close Up from Norton Lambert and NetRemote from McAfee. ACT! and 1st ACT! compete with Lotus Organizer for Windows from Lotus, Maximizer from Modatech Systems, Inc. and many other personal information managers produced by various software developers. Symantec C++ competes with C++ compilers from Borland and Microsoft. Norton Desktop for Windows and PC Tools for Windows compete with Dashboard from Starfish Software. Time Line competes most directly with Microsoft Project from Microsoft, SuperProject from Computer Associates and Harvard Project Manager from Software Publishing. In addition, these and other Company products compete less directly with a number of other products that offer levels of functionality different from those offered by Symantec's products or that were designed for a somewhat different group of end users.

Symantec also competes with microcomputer hardware manufacturers that develop their own software products. Further, Symantec competes with other microcomputer software companies for access to the channels of retail distribution and for the attention of customers at the retail level and in corporate accounts. Finally, Symantec competes with other software companies in its efforts to acquire products or companies and to publish software developed by third parties. Symantec believes that, in the next few years, competition in the industry will intensify as most major software companies expand their product lines into additional product categories. Some of Symantec's competitors have substantially greater financial, marketing and technological resources than Symantec.

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Additionally, should competitive pressures in the industry increase, Symantec may have to increase its spending on sales and marketing as a percentage of revenues, resulting in lower profit margins.


MANUFACTURING AND BACKLOG.

Symantec's product development organization produces a set of master diskettes and documentation for each product. Most of Symantec's domestic manufacturing is performed by outside contractors under supervision of

Symantec's manufacturing organization. Purchasing of most raw materials and most fulfillment of orders is done by Symantec personnel in Symantec's Sunnyvale, California facility. The manufacturing steps that are subcontracted to outside organizations include the duplication of diskettes and CD-ROM's, printing of documentation materials and assembly of the final package. Symantec performs diskette duplication and assembly of the final package in its Dublin, Ireland, manufacturing facility for most products distributed outside of the United States and Canada.

Symantec is often able to acquire materials on a volume-discount basis and has multiple sources of supply for certain materials. To date, Symantec has not experienced any material difficulties or delays in production of its software and related documentation and packaging. However, shortages may occur in the future. For example, shortages of certain materials may occur when Microsoft introduces new operating systems such as Windows 95.

Symantec normally ships products within one week after receiving an order.
Thus, Symantec does not consider backlog to be a significant indicator of future performance.


PRODUCT PROTECTION.

Symantec regards its software as proprietary and relies on a combination of copyright, patents, trade secret and trademark laws, license agreements and technical measures in an attempt to protect its rights. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of Symantec's products or to obtain and use information that Symantec regards as proprietary. All of Symantec's products are protected by copyright, and Symantec has several patents and patent applications pending. However, existing patent and copyright laws afford limited practical protection. In addition, the laws of some foreign countries do not protect Symantec's proprietary rights in its products to the same extent as do the laws of the United States. Symantec's products are not copy protected.

As the number of software products in the industry increases and the functionality of these products further overlaps, Symantec believes that software developers will become increasingly subject to infringement claims. This risk is potentially greater for companies, such as Symantec, that obtain certain of their products through publishing agreements or acquisitions, since they have less direct control over the development of those products. Additionally, an increasing number of software patents are being issued, some of which are very broad in nature. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they can be time consuming and expensive to defend. Symantec is currently involved in several lawsuits involving trade secret or patent disputes (See Note 11 of Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-K).


EMPLOYEES.

As of March 31, 1995, Symantec employed 1,442 people, including 596 in sales, marketing and related staff activities, 458 in product development and 388 in management, manufacturing, administration and finance. None of the employees is represented by a labor union and Symantec has experienced no work stoppages. Symantec believes that its employee relations are good.

Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2: PROPERTIES.

Symantec's principal locations, all of which are leased, are as follows:


                                                                             Approximate              Expiration
                                                                                Size                      of
Location                           Purpose                                 (in square feet)              Lease
- ----------------------------       -----------------------------------     ----------------              -----
DOMESTIC
Cupertino, California
  Corporate Headquarters           Administration, sales and marketing           87,000                  1998
                                     and research and development
  Development Tools                Development                                   42,000                  2000
Sunnyvale, California              Manufacturing                                 78,000                  1998
Santa Monica, California           Research and development and                  81,000                  1998
                                     marketing
Santa Monica, California           Research and development                      31,000                  2000
Novato, California                 Research and development and                  28,000                  1996
                                     marketing
Bedford, Massachusetts             Research and development and                  13,000                  1997
                                     marketing
Eugene, Oregon                     Customer service and technical               167,000                  1999
                                     support
Baton Rouge, Louisiana             Research and development                      48,000                  1995
                                     and marketing
Beaverton, Oregon                  Research and development and                  51,000                  1997
                                     marketing
Huntington, New York               Research and development and                  11,000                  2000
                                     marketing
Richardson, Texas                  Research and development and                   4,000                  1998
                                     marketing
Shelton, Connecticut               Research and development and                  21,000                  1998
                                     marketing
St. Louis, Missouri                Research and development                       3,000                  1996

INTERNATIONAL
Leiden, Holland                    Administration, sales                          7,000                  1997
                                     and marketing
Dublin, Ireland                    Manufacturing and                             44,000                  2026
                                     translations

Symantec's principal administrative, sales and marketing facility as well as certain research and development and support facilities are located in Cupertino, California. The Company leases a number of additional facilities for marketing and research and development in the United States and for marketing in Europe, Australia, Japan and Canada. Symantec believes its facilities are adequate for its current needs and additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3: LEGAL PROCEEDINGS.

Information with respect to this Item may be found in Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and key employees of the Company are as follows:


NAME                               AGE         POSITION
- ---------------------------        ---         ---------------------------------------------
Gordon E. Eubanks, Jr.             48          President and Chief Executive Officer
Robert R. B. Dykes                 45          Executive Vice President, Worldwide Operations
                                                 and Chief Financial Officer
John C. Laing                      44          Executive Vice President, Worldwide Sales
Eugene Wang                        38          Executive Vice President, Applications and Development Tools
Ellen W. Taylor                    57          Vice President and General Manager, Peter Norton
                                                 Computing Group
Derek Witte                        38          Vice President and General Counsel


Executive officers are chosen by and serve at the discretion of the Board of Directors. There is no family relationship between any director or executive officer of Symantec and any other director or executive officer of Symantec.

GORDON E. EUBANKS, JR. is the President and Chief Executive Officer of Symantec. He has served as a director of Symantec since November 1983 and as the President and Chief Executive Officer of Symantec since October 1986. Mr. Eubanks also served as Symantec's Chairman of the Board from November 1983 to October 1986 and from November 1990 to January 1993. Previously, Mr. Eubanks was Vice President of Digital Research Inc.'s commercial systems division, where he was responsible for the development and marketing of all system software products. He left Digital Research in September 1983. Mr. Eubanks founded Compiler Systems, Inc. and authored its products: CBASIC, one of the first successful languages on personal computers, and CB80, a compiled version of CBASIC. Compiler Systems was acquired by Digital Research in August of 1981. Mr. Eubanks received his Bachelor of Science degree in Electrical Engineering from Oklahoma State University. He received his Masters degree in Computer Science from Naval Postgraduate School in Monterey, California. Mr. Eubanks was a commissioned officer in the United States Navy from 1970 to 1979 serving in the Nuclear Submarine Force. Mr. Eubanks is also a director of NetFrame and RasterOps Corporation. He is a member of the IEEE and ACM.

On February 26, 1993, criminal indictments were filed against Mr. Eubanks for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. Symantec believes that the charges have no merit (See Note 11 of Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-
K).

ROBERT R. B. DYKES is Executive Vice President, Worldwide Operations and Chief Financial Officer. Mr. Dykes joined Symantec in October 1988. From April 1984 to October 1988, Mr. Dykes was the Chief Financial Officer at Adept Technology, Inc., a robotics firm, where he oversaw all financial procedures and reporting and developed venture capital and funding strategies. From July 1983 to April 1984, Mr. Dykes was with Xebec, a publicly held Winchester disk drive controller manufacturer, most recently as Chief Financial Officer. Prior to Xebec, Mr. Dykes spent 12 years in various financial positions at Ford Motor Company in New Zealand and Australia and with its Finance Staff in Dearborn, Michigan, most recently as manager of the marketing budgets for the Ford and Lincoln Mercury car divisions. Mr. Dykes holds a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand. Mr. Dykes is on the board of directors of Flextronics International, Ltd. Mr. Dykes is chairman of the CFO committee of the Software Publishers Association.

JOHN C. LAING is Executive Vice President, Worldwide Sales. Mr. Laing joined Symantec in March 1989 as Vice President/Sales. Before joining Symantec, Mr. Laing served as Regional Director for Apple Computer, Inc., a microcomputer manufacturer, in the Midwest. In that position his responsibilities included managing Apple's sales, marketing and support activities within Illinois, Wisconsin and Northern Indiana. Prior to joining Apple in July 1986, Mr. Laing served as Vice President and General Manager at ECZEL Corporation, a division of Crown Zellerbach Corporation. Mr. Laing spent the majority of his earlier career at Xerox Corporation, where he served in a variety of sales and sales management positions over a ten-year period. Mr. Laing is a director of Macromedia, Inc., a multimedia software developer, and the Software Publishers Association.

EUGENE WANG is Executive Vice President, Applications and Development Tools.
Mr. Wang joined Symantec in September 1992. From September 1988 to September 1992, Mr. Wang was vice president and general manager of languages at Borland International, Inc., where he was responsible for the product management and marketing of four product lines. From 1983 to September 1988, Mr. Wang was vice president of marketing and a director of Gold Hill Computers, Inc. Mr. Wang holds a Bachelor of Science degree in computer science from the University of California at Berkeley.

On February 26, 1993, criminal indictments were filed against Mr. Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. Symantec believes that the charges have no merit (See Note 11 of Notes to Consolidated Financial Statements included in Part IV, Item 14 of this Form 10-
K).

ELLEN W. TAYLOR is Vice President and General Manager, Peter Norton Computing Group. Ms. Taylor joined Symantec in 1991 and is responsible for all development activities pertaining to the Company's utility products. From 1987 until joining Symantec, Ms. Taylor was vice president, product marketing at Interleaf, Inc. Ms. Taylor also worked at Computer Associates from 1980 until 1987 as manager of several departments, including special projects, operating systems support, quality assurance, documentation and product resources. Ms. Taylor holds a Bachelor of Arts in psychology from San Diego State University and an associates degree in computer science from Palomar College, San Marcos, California.

DEREK WITTE is Vice President and General Counsel. Mr. Witte joined Symantec in October 1990. From October 1987 until joining Symantec, Mr. Witte was Associate General Counsel and later Director of Legal Services for Claris Corporation, a software subsidiary of Apple. Between January and October 1987, Mr. Witte was Assistant General Counsel at Worlds of Wonder, Inc. Previously Mr. Witte practiced law with the San Francisco based law firms of Brobeck, Phleger & Harrison and Heller Ehrman White and McAuliffe during the periods between 1981 and 1983 and 1983 and 1987, respectively. Mr. Witte holds a law degree and a Bachelor of Arts degree in Economics from the University of California at Berkeley. Mr. Witte has been a member of the California bar since 1981.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

   Symantec's common stock has been traded on the Nasdaq National Market under the Nasdaq symbol "SYMC" since the Company's initial public offering on June 23, 1989. The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.


                                                 Fiscal 1995                                     Fiscal 1994
                --------------------------------------------     -------------------------------------------
                Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
                    1995       1994         1994        1994        1994        1993        1993       1993
                --------    --------    --------    --------    --------    --------    --------    --------
High            $ 23.75      $ 19.00    $ 16.13      $ 16.88      $ 18.38    $ 20.25     $ 20.00    $ 18.13
Low               16.13        14.88      10.75        10.06        13.50      15.50       10.88      12.63


As of March 31, 1995, there were approximately 824 stockholders of record. The Company has never paid cash dividends on its stock with the exception of cash distributions to stockholders of acquired companies. Symantec anticipates that it will continue to retain its earnings to finance the growth of its business. In addition, the Company's bank line of credit and outstanding convertible subordinated debentures limit the payment of cash dividends on common stock (See Notes 4 and 5 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

ITEM 6: SELECTED FINANCIAL DATA.

   The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein. During fiscal 1995, Symantec acquired Intec Systems Corporation ("Intec"), Central Point Software, Inc. ("Central Point") and SLR Systems, Inc. ("SLR") in transactions accounted for as poolings of interest. All financial information has been restated to reflect the combined operations of Symantec and Central Point. Prior year amounts have not been restated for Intec and SLR as their results of operations were not material to Symantec's consolidated financial statements. The Company has never paid cash dividends on its stock with the exception of distributions to stockholders of acquired companies.

FIVE YEAR SUMMARY


                                                                                                    Year Ended March 31,
(In thousands, except                              ---------------------------------------------------------------------
net income (loss) per share)                            1995           1994           1993           1992           1991
- ---------------------------------------            ---------      ---------      ---------      ---------      ---------
Statement of Operations Data:
  Net revenues                                     $ 334,867      $ 328,299      $ 344,626      $ 365,711      $ 236,604
  Acquisition, restructuring and
    other expenses                                     9,545         56,094         12,773          9,822          6,500
  Operating income (loss)                             37,131        (62,519)       (53,996)        40,429         35,454
  Net income (loss)                                   28,500        (56,967)       (39,095)        26,261         24,642
  Distributions to stockholders
    of acquired companies                                 --             --            162          1,986          3,622
  Net income (loss) per share - primary            $    0.77      $   (1.69)     $   (1.22)     $    0.79      $    0.80
  Net income (loss) per share - fully diluted      $    0.71      $   (1.69)     $   (1.22)     $    0.78      $    0.78
  Shares used to compute net
    income (loss) per share - primary                 37,383         33,790         32,131         33,371         30,980
  Shares used to compute net
  income (loss) per share - fully diluted             41,693         33,790         32,131         33,561         31,628


                                                                                                               March 31,
                                                   ---------------------------------------------------------------------
(In thousands)                                          1995           1994           1993           1992           1991
- --------------------------------------             ---------      ---------      ---------      ---------      ---------
Balance Sheet Data:
  Working capital                                  $  95,044      $  49,581      $  85,139      $  74,370      $  41,448
  Total assets                                       221,315        188,792        230,894        213,493        137,783
  Long-term obligations, less
    current portion                                   25,408         25,966         27,148          4,866          5,824
  Stockholders' equity                               111,322         64,054        116,643        131,050         78,490

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Symantec develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity as well as manage networked computing environments. Founded in 1982, the Company has offices in the United States, Canada, Australia, Japan and Europe.

Due to a number of factors and risks, including the rapid change in hardware and software technology, market conditions, seasonality in the retail software market, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products by existing or new competitors and the significant risks associated with acquisitions of companies, technology and software product rights, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. The pending release of Windows 95 by Microsoft is a particularly important event that increases the uncertainty and will likely increase the volatility of Symantec's results and common stock price over the next twelve months.

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

During the last three fiscal years, Symantec has acquired the following companies:


                                                                                   Shares of     Acquired
                                                                                    Symantec      Company
                                                                                      Common        Stock
                                                                                       Stock      Options
Companies Acquired                                          Date Acquired             Issued      Assumed
- ------------------------------------------------------      ------------------     ---------     --------
Intec Systems Corporation ("Intec")                         August 31, 1994          133,332           --
Central Point Software, Inc. ("Central Point")              June 1, 1994           4,029,429      707,452
SLR Systems, Inc. ("SLR")                                   May 31, 1994             170,093           --
Fifth Generation Systems, Inc. ("Fifth Generation")         October 4, 1993        2,769,010           --
Contact Software International, Inc. ("Contact")            June 2, 1993           2,404,019      232,589
Certus International Corporation ("Certus")                 November 30, 1992        368,141       32,619
MultiScope, Inc. ("MultiScope")                             September 2, 1992        253,075      125,089
The Whitewater Group, Inc. ("Whitewater")                   September 2, 1992         69,740        9,644


All of these acquisitions were accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of these companies and Symantec with the exception of Intec, SLR, MultiScope and Whitewater, which had results of operations that were not material to Symantec's consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                                                       Period-to-Period
                                                                                             Percentage
                                                                                    Increase (Decrease)
                                                                                  ---------------------
                                                       Year Ended March 31,           1995         1994
                                                 --------------------------       Compared     Compared
                                                   1995      1994      1993        to 1994      to 1993
                                                 ------    ------    ------       --------     --------
Net revenues . . . . . . . . . . . . . . .          100%      100%      100%             2%          (5)%
Cost of revenues . . . . . . . . . . . . .           18        24        30            (24)         (23)
                                                 ------    ------    ------
      Gross margin . . . . . . . . . . . .           82        76        70             11            3
Operating expenses:
  Research and development . . . . . . . .           19        20        21             (2)         (10)
  Sales and marketing. . . . . . . . . . .           44        50        52            (11)          (8)
  General and administrative . . . . . . .            5         8         9            (33)         (19)
  Acquisition, restructuring and
    other non-recurring expenses . . . . .            3        17         4            (83)         339
                                                 ------    ------    ------
      Total operating expenses . . . . . .           71        95        86            (24)           6
                                                 ------    ------    ------
Operating income (loss). . . . . . . . . .           11       (19)      (16)             *           16
Interest income. . . . . . . . . . . . . .            1         1        --            126          (13)
Interest expense . . . . . . . . . . . . .           (1)       (1)       --             (4)          81
Other income (expense), net. . . . . . . .           --        --        --              *          (75)
                                                 ------    ------    ------
Income (loss) before income taxes. . . . .           11       (19)      (16)             *
Provision (benefit) for income taxes . . .            2        (2)       (5)             *          (57)
                                                 ------    ------    ------
Net income (loss). . . . . . . . . . . . .            9%      (17)%     (11)%            *           46
                                                 ------    ------    ------
                                                 ------    ------    ------

- ----------------------------------
*  percentage change is not meaningful.

NET REVENUES.

Net revenues increased 2% from $328.3 million in fiscal 1994 to $334.9 million in fiscal 1995. The increase in fiscal 1995 net revenues from the prior year is principally due to an increase in site license and distribution product revenues which was partially offset by a decrease in upgrade and OEM product revenues. The increase in site license revenues during fiscal 1995 is primarily due to the release of several new enterprise products which are generally sold through site licenses. The decrease in upgrade revenues is primarily due to several products which were intentionally not upgraded in anticipation of the release of the Windows 95 operating systems.

Net revenues decreased 5% from $344.6 million in fiscal 1993 to $328.3 million in fiscal 1994. The decrease in fiscal 1994 net revenues from the prior year is principally due to the decrease in Central Point product revenues and lower distribution and OEM revenues which was partially offset by increased revenues from new product introductions, increased international revenues and increased upgrade and site license revenues.

In March 1994, due to the market's concerns regarding Central Point's long-term viability and the announced acquisition of Central Point by Symantec, Central Point was unable to reasonably estimate future product returns from its distributors and resellers. In addition, there were high levels of inventory in the distribution channel which had been shipped into the channel prior to the acquisition. Central Point believed that there was a high risk of this inventory being returned. In accordance with Statement of Financial Accounting Standards No. 48, Central Point revenue and the related cost of revenue for fiscal 1994 for software shipments to Central Point's distributors and resellers was deferred until sold by the distributors or resellers to the end user.

As a result, revenues relating to product inventory at Central Point's distributors and resellers as of March 31, 1994 were deferred until sold by the distributors or resellers to end users. This revenue and cost of revenue deferral resulted in a decrease in domestic net revenues of approximately $5.0 million and international net revenues of approximately $10.0 million and an increase in the fiscal 1994 loss before provision for income taxes of approximately $12.3 million. Symantec's marketing and sales programs were successful in moving the domestic deferred channel inventory through to end
users.   Symantec has also been analyzing returns related to the Central Point products for the last four quarters to determine when such products were being sold through to end users and in the March 1995 quarter Symantec was able to assess the remaining Central Point product returns in the domestic distribution channel and as a result recognized approximately $3.0 million of domestic net revenue previously deferred by Central Point.

Symantec expects to recognize the associated remaining international deferred revenue when Symantec is able to verify that the remaining international product sell-through has occurred and is able to estimate any remaining return exposures. Symantec expects to recognize the remaining deferred revenue associated with this international distributor inventory in the June 1995 quarter.

The Company's products include enterprise products which are frequently sold through site licenses where a license for multiple workstations is sold to a customer at a negotiated price and desktop software products which are generally sold through the distribution channel or directly to end-users. Enterprise product revenues are typically comprised of lower volume, high dollar site license transactions compared to desktop product revenues which are typically comprised of higher volume, low dollar pre-packaged product transactions. The prices of site licenses tend to vary based upon the individual products purchased, the number of units licensed and the number of workstations at the customer's site. There was no material impact to net revenues resulting from changes in desktop product pricing.

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significantly more financial resources than Symantec, may further cause the Company to reduce software prices and/or increase sales and marketing expenses on a number of the Company's products.

Net revenues from international sales grew from approximately $106.8 million in fiscal 1993 to $109.3 million in fiscal 1994 and to $115.6 million in fiscal 1995 and represented 31%, 33% and 35% of net revenues, respectively. The increase in international sales from fiscal 1994 to fiscal 1995 is largely due to the favorable impact of the change in foreign currency exchange rates during fiscal 1995.

During fiscal 1995, Symantec released several new or upgraded enterprise products, including The Norton Administrator for Networks v. 1.5, The Norton Enterprise Backup v. 1.0, The Norton pcANYWHERE Access Server v. 1.0, The Norton pcANYWHERE for Windows v. 2.0, Symantec Enterprise Developer v. 2.0, The Norton AntiVirus for Netware v. 2.0, ACT! Mobile Link for Windows v. 2.0, Symantec C++
v. 7.0 for Windows, Time Line for Windows v. 6.1, NetControl v. 1.0 and Symantec AntiVirus for Macintosh Administrator v. 4.0. The Company also released a number of new desktop products during fiscal 1995, including More PC Tools for DOS and Windows, Symantec AntiVirus for Macintosh v. 4.0, MacTools Pro v. 4.0, ACT! v. 2.0 for Macintosh and ACT! v. 1.1 for the HP Palmtops, Disklock MAC v.
3.0 and The Norton Utilities for Macintosh v. 3.1.

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

The Company's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." The phenomenon of "channel fill" may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the domestic distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill did not have a material impact on the Company's revenues in fiscal 1995, 1994 or 1993 but may have a material impact in future periods, especially in periods where a large number of new products are introduced. The Company expects to release a large number of new products when Microsoft releases Windows 95.

Symantec believes that many of its customers are moving toward an enterprise-wide computing oriented environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments.

Symantec's entry into the enterprise software market is relatively new and as a result, Symantec is beginning to compete with companies with which it has not previously competed. As a result, there is uncertainty regarding customer acceptance of the Company's products as Symantec has not been a major supplier in the enterprise market. These factors increase the uncertainty of forecasting financial results. While the Company expects the market's shift toward enterprise products to continue, there can be no assurance that the Company's enterprise products will be successful or will gain customer acceptance.

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must continue to develop relationships with systems integrators and other third-party vendors that provide consulting and integration services to customers and deliver products developed for this market segment.

Furthermore, the length of the sales cycle with respect to enterprise products is longer and customers of enterprise products may take delivery of a product subject to integration and acceptance by the customer. In addition, a very high proportion of enterprise product sales are completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Each of these factors increase the risk that forecasts of quarterly financial results will not be achieved.

Approximately 22% and 11% or a total of 33% of the Company's net revenues in fiscal 1995 were from sales to two large distributors. These customers tend to make the great majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The Company's distribution customers also carry the products of the Company's competitors, some of which have greater financial resources than the Company. The distributors have limited capital to invest in inventory and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by the Company as well as by its competitors over which the Company has no control and which it cannot predict.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred recently and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the timing of announcements and releases of new or enhanced versions of its products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, the market's transition between operating systems, and the transition from a desktop PC environment to an enterprise-wide environment and may cause significant fluctuations in sales revenues and, accordingly, operating results.

The Company is devoting substantial efforts to the development of software products that are designed to operate on Microsoft's new operating system ("Windows 95"), which is currently under development and testing. Microsoft may incorporate advanced utilities in Windows 95 or in future releases of Windows 95 that may decrease the demand for certain of the Company's products, including those currently under development. Further, should Microsoft incur further delays in the development or release of Windows 95, which is scheduled by Microsoft to be released in August 1995, should Windows 95 not achieve market acceptance, or should Symantec be unable to successfully or timely develop products that operate under Windows 95, Symantec's future revenues and, accordingly, profitability would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many products is dependent on Microsoft's delivery of beta and final versions of Windows 95 and the adoption rate of Windows 95, which the Company and securities analysts are unable to predict, the Company's and securities analysts' ability to forecast the Company's revenues is being adversely impacted. Also, the Company expects that demand for certain of its existing utility products will decline in advance of the Windows 95 release. It is difficult for securities analysts or the Company to forecast the extent of this decline. For all of the preceding reasons, there is a heightened risk that revenues and profits will not be in line with analysts' expectations in the periods preceding and following the introduction of Windows 95.

The length of Symantec's product development cycle has generally been greater than Symantec originally expected. Although such delays have undoubtedly had a material adverse effect on Symantec's business, Symantec is not able to quantify the magnitude of revenues that were deferred or lost as a result of any particular delay because Symantec is not able to predict the amount of revenues that would have been obtained had the original development expectations been met. Delays in product development, including products being developed for Windows 95, are likely to occur in the future and could have a material adverse effect on the amount and timing of future revenues. Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment date of the Company's product introductions.

In addition, there can be no assurance that any products currently being developed by Symantec, including products being developed for Windows 95, will be technologically successful, that any resulting products will achieve market acceptance or that the Company's products will be effective in competing with products either currently in the market or introduced in the future.

During fiscal 1993, Symantec believes revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of Windows 3.1, which requires more computing capability. If the next class of personal computers, including those based on Intel's Pentium or P6 microprocessor or Motorola's Power-PC, are also rapidly reduced in price, there may be another unexpected shift in customer buying away from software and Symantec's products, which could result in significantly reduced revenues and a material adverse effect on operating results. Symantec has noted that Pentium processors are being marketed aggressively by Intel. The introduction of Windows 95 and a decline in the price of Pentium processors could cause a shift in customer spending from software to personal computer hardware and could adversely impact the Company's net revenues.

The Company estimates and maintains reserves for product returns. Increased product returns occur when the Company introduces product upgrades and new products and discontinues certain software products. In addition, competitive factors require the Company to offer increased rights of return for products that distributors or retail stores are unable to sell. The Company has set its reserves for returns in accordance with historical product return experience. Setting reserves involves making significant judgments about future competitive conditions and product life cycles. Those judgments involve evaluating information that often is incomplete, unclear and in conflict. Symantec prepares detailed analyses of historical return rate experiences in its estimation of reserves for product returns. In addition to detailed historical return rates, the Company's estimation of return reserves takes into consideration upcoming product upgrades, current market conditions, distributor and "superstore" inventory balances and sell-through volume and any other known factors that may impact anticipated product returns. Based upon returns experienced, the Company's estimates have been materially accurate. However, there can be no assurance that historical experience will be an accurate guide for the future because the rate of returns is primarily a function of the competitive state of the market in the future and thus, in large part, is a function of the actions of the Company's competitors, which the Company cannot accurately anticipate. The Company's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at March 31, 1995 were lower than reserve balances at March 31, 1994. The decrease is primarily due to Central Point product shipments which were previously deferred and subsequently sold through to the end users. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

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

Also, Symantec's order entry department is located in Oregon, with shipments being made from a warehouse in California. Order entry and shipping is similarly separated in Europe. A disruption in communications between these facilities, particularly at the end of a fiscal quarter would likely result in an unexpected shortfall in revenues and could result in unexpected losses.

During the March 1994 quarter, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days complimentary free telephone support for certain of the Company's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of the Company's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant revenues in the years ended March 31, 1995 and 1994 and are not expected to generate material revenues in the near future.


GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $6.4 million, $17.8 million and $17.5 million for fiscal 1995, 1994 and 1993, respectively. The decrease in amortization and write-off of capitalized software costs in fiscal 1995 over fiscal 1994 and 1993 is due to the write-off of certain previously capitalized software costs by Central Point during fiscal 1994 and by Fifth Generation in fiscal 1993.

Gross margins increased to 82% of net revenues in fiscal 1995 from 76% and 70% in fiscal 1994 and 1993, respectively. The increase in the gross margin percentage in fiscal 1995 compared to fiscal 1994 was largely due to the growth in higher margin enterprise products which are typically sold through site licenses and is also due to Symantec's ability to manufacture Central Point products with a lower cost structure than Central Point was able to prior to the merger. In addition, the decrease in amortization expense of capitalized software contributed to the increase in the gross margin percentage in fiscal 1995. The increase in the gross margin percentage in fiscal 1994 compared to fiscal 1993 was due to improvements in the gross margin percentage of Fifth Generation's products and the gradual shift in Symantec's product mix from desktop products toward higher margin enterprise products in fiscal 1994 which was partially offset by the decline in Central Point's gross margin percentage due to its software write-offs. This improvement in the gross margin percentage of Fifth Generation's products was largely due to the absence of significant software amortization and write-off of capitalized software by Fifth Generation during fiscal 1993. Additionally, Symantec was able to produce the Fifth Generation products with a lower cost structure than Fifth Generation was able to prior to the merger. Symantec believes that the gross margin percentage will remain near the current level unless there is a significant change in Symantec's net revenues.

The microcomputer business software market has been subject to rapid changes that can be expected to continue. Future technology or market changes, including the release of Windows 95, may cause certain products to become obsolete more quickly than expected and thus may result in capitalized software write-offs and an increase in required inventory reserves and, therefore, reduced gross margins and net income. In addition, the modifications to computer software, including the correction of software bugs, may result in significant inventory rework costs, including the cost of replacing inventory in the distribution channel.

On December 31, 1993, Symantec acquired certain technology for developing an architecture and tools to build client-server applications from DataEase International, Inc. in exchange for 391,456 shares of Symantec common stock and cancellation of the principal and accrued interest on a $1.0 million outstanding note receivable. The Company capitalized approximately $7.7 million of purchased product rights as a result of this transaction.


RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses decreased 2% to $62.8 million or 19% of net revenues in fiscal 1995 from $64.1 million or 20% of net revenues in fiscal 1994, and was $71.1 million or 21% of net revenues in fiscal 1993. The decrease in research and development expenses in fiscal 1995 is principally due to the consolidation of product development efforts resulting from the acquisition of Central Point. The decrease in research and development expenses in fiscal 1994 was primarily due to lower spending on the Company's security utility product development efforts resulting from the consolidation of the development efforts of Symantec and Fifth Generation and a $2.0 million decrease in spending relating to Central Point products.

Symantec believes increased research and development expenditures will be necessary in order to remain competitive and expects research and development expenses to increase in dollar amount.

Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain internal software development costs did not materially affect the Company in the periods presented.


SALES AND MARKETING EXPENSES.

Sales and marketing expenses decreased 11% to $147.6 million or 44% of net revenues in fiscal 1995 from $165.1 million or 50% of net revenues in fiscal 1994. The decrease in fiscal 1995 was principally due to the elimination of duplicative sales organizations as a result of the acquisition of Central Point. Subsequent to the acquisition of Central Point by Symantec in fiscal 1995, various duplicative sales organizations were eliminated as a result of the combination of the companies. Sales and marketing expenses for fiscal 1994 decreased 8% over fiscal 1993 due to the elimination of duplicative sales organizations as a result of the acquisitions of Fifth Generation and Contact and the reduction of sales and marketing expenses incurred by Central Point.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the continued expansion of its international operations, as well as the introduction of new and upgraded products, including products currently being developed for Windows 95, Symantec expects the expenses associated with these efforts to increase in dollar amount and to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful. Symantec believes that the Company's sales and marketing expenses may increase significantly in the September 1995 quarter to support the introduction of Windows 95 products. These sales and marketing expenses may become committed, and may be unable to be reduced, even if Microsoft announces a delay in Windows
95.  This situation would have a material adverse impact on profitability.


GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses decreased 33% from $25.2 million or 8% of net revenues in fiscal 1994 to $17.0 million or 5% of net revenues in fiscal 1995. This decrease was principally due to benefits resulting from the consolidation of the general and administrative functions of Symantec and Central Point. Subsequent to the acquisition of Central Point by Symantec in fiscal 1995, various duplicative general and administrative functions were eliminated as a result of the combination of the companies. In addition, general and administrative expenses decreased due to the settlement of two class action lawsuits in fiscal 1994 resulting in a decrease in legal expenses during fiscal 1995.

General and administrative expenses decreased 19% from $31.1 million or 9% of net revenues in fiscal 1993 to $25.2 million or 8% of net revenues in fiscal 1994. This decrease was principally due to benefits resulting from the consolidation of the general and administrative functions of Contact and Fifth Generation at Symantec's corporate headquarters, which was partially offset by increases in legal expenses associated with two class action lawsuits (See
Note 10 of Notes to Consolidated Financial Statements).

Future growth of the Company is expected to result in an increase in the dollar amount of general and administrative spending from current levels.


ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.

ACQUISITION EXPENSES.   In connection with the various acquisitions completed in
fiscal 1995, 1994 and 1993 (see Summary of Significant Accounting Policies and
Note 10 of Notes to Consolidated Financial Statements), significant acquisition expenses were incurred. These acquisition expenses principally included fees for legal, accounting and financial advisory services, the write-off of duplicative capitalized technology, the modification of certain development contracts and expenses related to the combination of the companies, including the elimination of duplicative and excess facilities and personnel. These charges approximated $9.5 million, $25.9 million and $5.1 million in fiscal 1995, 1994 and 1993, respectively.

In connection with the acquisitions of Central Point and SLR, Symantec recorded total acquisition charges of $9.5 million in fiscal 1995. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses, and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

Symantec has completed a number of acquisitions and expects to acquire other companies in the future. In addition to the significant business risks associated with acquisitions, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel and the integration of the acquired products, Symantec typically incurs significant acquisition expenses for legal, accounting and financial advisory services, the write-off of duplicative technology and other expenses related to the combination of the companies. These expenses may have a significant adverse impact on the Company's future profitability and financial resources.

RESTRUCTURING EXPENSES.   During fiscal 1994, Symantec implemented a plan to
consolidate and centralize certain operational activities (See Note 10 of Notes to Consolidated Financial Statements). The plan was designed to reduce operating expenses and enhance operational efficiencies by centralizing certain order administration, technical support and customer service activities in Eugene, Oregon. In fiscal 1994, the Company recorded a charge of $4.7 million, which included $1.1 million for the elimination of duplicative and excess facility expenses, $1.5 million for the relocation of the Company's existing operations and equipment, $1.1 million for employee relocation expenses and $1.0 million for employee severance payments. The Company's centralization has been completed.

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restructuring of its operations in order to reduce its overall cost structure and to redirect its software development and marketing efforts away from the personal desktop computer market toward personal computer network markets. The charge included $6.2 million for employee severance, outplacement and relocation expenses, $5.6 million for the write-off of certain excess fixed and intangible assets, $1.8 million for lease abandonments and facility relocation and $2.4 million for the consolidation and discontinuance of certain operational activities and other related expenses. This restructuring has been substantially completed.

During fiscal 1993, Symantec recorded a $4.4 million charge for expenses related to the restructuring of certain operational functions within the Company. The plan was designed to reduce operating expenses and reallocate resources from DOS products to Windows and Development Tools products. This charge included $1.0 million for the elimination of excess facilities, $0.4 million for the relocation of certain employees and $3.0 million for outplacement expenses and severance payments associated with the reduction in staffing. This restructuring has been completed.

During fiscal 1993, Central Point incurred $0.7 million of charges related to the restructuring of its operations, including the sale of its manufacturing operations, personnel relocation and severance, and the write-off of certain property and equipment. This restructuring has been completed.

OTHER EXPENSES.   During fiscal 1994, Symantec reached an agreement with the plaintiffs and Symantec's insurance carriers to settle two securities class actions and a related derivative lawsuit brought by stockholders of Symantec (See Note 10 of Notes to Consolidated Financial Statements). The combined settlement amount of the cases was $19.0 million, approximately $12.5 million of which was paid by Symantec's insurance carriers. Symantec recorded a charge in fiscal 1994 of $6.5 million, representing Symantec's portion of the settlement.

During fiscal 1993, the Company recorded a $2.6 million charge for estimated total legal fees expected to be incurred in connection with the Borland civil lawsuit and the related criminal prosecution (See Notes 10 and 11 of Notes to Consolidated Financial Statements).

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business (See Note 11 of Notes to Consolidated Financial Statements). The Company intends to defend all of these lawsuits vigorously and although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely effected in a particular period.

In fiscal 1994, Central Point purchased from unrelated parties certain in-process software technologies for $3.0 million which was immediately expensed. (See Note 10 of Notes to Consolidated Financial Statements).

As of March 31, 1995, total accrued acquisition and restructuring expenses were $8.6 million and included $1.1 million for the modification of certain development contracts, $1.4 million for the elimination of duplicative and excess facilities, $1.3 million for employee severance, outplacement and relocation expenses and $4.8 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.


INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was $3.3 million, $1.5 million and $1.7 million in fiscal 1995, 1994 and 1993, respectively. The increase in interest income in fiscal 1995 over fiscal 1994 is due to higher average invested cash balances and higher average interest rates on invested cash. Interest expense was $2.4 million, $2.5 million and $1.4 million in fiscal 1995, 1994 and 1993, respectively. The increase in interest expenses in fiscal 1995 and 1994 over fiscal 1993 is principally due to interest expense on convertible subordinated debentures which were issued on April 2, 1993, which was partially offset by the retirement of acquired company debt. On April 26, 1995, convertible subordinated debentures totaling $10.0 million were converted into 833,333 shares of Symantec common stock. As a result, interest expense is expected to decrease in fiscal 1996. Other expense is primarily comprised of foreign currency exchange losses from fluctuations in currency exchange rates.

The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are settled. Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and, effective December 31, 1993, the Company commenced hedging some residual transaction exposures through the use of 30-day forward contracts. At March 31, 1995, there was a total of approximately $30.0 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $12.3 million at March 31, 1995. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on 30-day forward contracts held by the Company when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, intercompany balances and trade payables. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. The Company does not hedge its translation risk.

INCOME TAXES.

The effective income tax rate for fiscal 1995 was 26%, which compared to an effective income tax benefit rate of 11% in fiscal 1994 and 29% in fiscal 1993. The 1995 income tax rate of 26% is lower than the statutory rate primarily due to the benefit of preacquisition losses of Central Point and certain foreign earnings taxed at lower rates, which were partially offset by Central Point acquisition costs that were not deductible for income tax purposes.

A net deferred tax asset of approximately $9.9 million is reflected in the financial statements. Approximately $25 million of future U.S. taxable income will be necessary to realize this net deferred tax asset. While there can be no assurance that future income will be sufficient to realize this benefit, management believes that this benefit will be realized in the near future based on projected income from new and existing products. A valuation allowance of $28.9 million was provided in the financial statements. The valuation allowance consists primarily of $14.7 million for Central Point preacquisition losses and $11.1 million for unbenefitted stock option deductions, the benefit of which will be credited to equity when realized. The remaining portion of the valuation allowance represents net operating loss carryforwards of various acquired companies that are limited under the "change of ownership" rules of Internal Revenue Code Section 382.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased $44.7 million from $60.5 million at March 31, 1994 to $105.2 million at March 31, 1995, largely due to cash provided from operating activities, net proceeds from the sales of common stock and the exercise of stock options which was partially offset by cash expenditures for capital equipment and purchased intangibles. Net cash provided by operating activities was $50.1 million and was primarily due to the change in net assets and liabilities, non-cash related expenses and the Company's net income of $28.5 million.

Trade accounts receivable increased $5.7 million from $48.3 million at March 31, 1994 to $54.0 million at March 31, 1995 primarily due to the increase in Symantec's product revenues during the March 1995 quarter over the March 1994 quarter. The large decline in other current assets from $13.7 million at March 31, 1994 to $6.3 million at March 31, 1995 was principally due to the write-off and elimination of other assets acquired from Central Point.

The Company has a $10.0 million line of credit that expires in October 1995.
The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (9.0% at March 31, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. At March 31, 1995, there was approximately $ 0.5 million of outstanding standby letters of credit under this line of credit. There were no borrowings outstanding under this line at March 31, 1995. The Company was in compliance with the debt covenants at March 31, 1995. Company acquisitions in the future may cause the Company to be in violation of the line of credit covenants; however, Symantec believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

The Company may utilize significant amounts of cash in connection with the potential acquisition of additional companies and software product rights in the future. However, if the Company were to sustain significant losses, there can be no assurances that the bank line of credit, which is available through October 1995, would remain available. Additionally, the Company could be required to reduce operating expenses, which could result in further product delays; reassess acquisition opportunities, which could negatively impact the Company's growth objectives; and/or pursue further financing options. The Company believes existing cash and short-term investments will be sufficient to fund operations for the next year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL FINANCIAL STATEMENTS.  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA. During fiscal 1995, Symantec acquired Central Point, Intec and SLR in transactions accounted for as poolings of interest. All financial information has been restated to reflect the combined operations of Symantec and Central Point. Prior year amounts have not been restated for Intec and SLR as their results of operations were not material to Symantec's consolidated financial statements.


(IN THOUSANDS, EXCEPT NET INCOME (LOSS) PER SHARE; UNAUDITED)

                                                          FISCAL 1995                                     FISCAL 1994
                         --------------------------------------------    --------------------------------------------
                         Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
                             1995        1994        1994        1994        1994        1993        1993        1993
                         --------    --------    --------    --------    --------    --------    --------    --------
Net revenues              $88,548     $84,128     $79,078     $83,113     $77,130     $82,661     $79,688     $88,820
Gross margin               73,865      69,193      64,519      66,460      58,827      64,049      59,651      65,384
Acquisition,
  restructuring and
  other expenses               --          --          --       9,545      15,536      21,500       6,958      12,100
Net income (loss)          10,419       9,058       7,976       1,047     (21,103)    (11,073)    (14,676)    (10,115)
Net income (loss)
  per share -
    primary               $  0.27     $  0.25     $  0.22     $  0.03     ($ 0.61)    ($ 0.33)    ($ 0.44)    ($ 0.31)
    fully diluted         $  0.26     $  0.24     $  0.22     $  0.03     ($ 0.61)    ($ 0.33)    ($ 0.44)    ($ 0.31)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item with respect to Directors may be found in the section captioned "Election of Symantec Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on August 29, 1995. Such information is incorporated herein by reference. Information required by this Item with respect to executive officers may be found in Part I hereof in the section captioned "Executive Officers of the Registrant.

ITEM 11: EXECUTIVE COMPENSATION.

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on August 29, 1995. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on August 29, 1995. Such information is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on August 29, 1995. Such information is incorporated herein by reference.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Upon written request, the Company will provide without charge, a copy of the Company's annual report on Form 10-K, including the financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:
   Ronald W. Kisling, Director of Finance
   Investor Relations
   Symantec Corporation
   10201 Torre Avenue
   Cupertino, California  95014-2132
   408-446-8990

(a) The following documents are filed as part of this report:
                                                                           Page
                                                                          Number
1.  FINANCIAL STATEMENTS.
    Report of Ernst & Young LLP, Independent Auditors...................    33
    Report of KPMG Peat Marwick LLP, Independent Auditors...............    34
    Consolidated Balance Sheets as of March 31, 1995 and 1994...........    35
    Consolidated Statements of Operations for the Years Ended
       March 31, 1995, 1994 and 1993....................................    36
    Consolidated Statements of Stockholders' Equity for the Years
       Ended March 31, 1995, 1994 and 1993..............................    37
    Consolidated Statements of Cash Flow for the Years Ended
       March 31, 1995, 1994 and 1993....................................    38
    Summary of Significant Accounting Policies and Notes to
       Consolidated Financial Statements................................    39

2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Symantec Corporation for the years ended March 31, 1995, 1994 and 1993 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation.

   SCHEDULE
      II Schedule II - Valuation and Qualifying Accounts................    53

    Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.  EXHIBITS.  The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:
     3.01    The Registrant's Restated Certificate of Incorporation.
                 (Incorporated by reference to Exhibit 4.02 of Amendment No. 2 filed with the Registrant's Form S-3 Registration Statement (No. 33-82012) filed December 23, 1994.)
     3.02    The Registrant's Bylaws, as currently in effect.  (Incorporated by reference to Exhibit 3.02 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
     4.01    Registration Rights Agreement.  (Incorporated by reference to
                 Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     4.02    Amendment No. One to Registration Rights Agreement  (Incorporated
                 by reference to Exhibit 4.03 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

     4.03    Amendment No. Two to Registration Rights Agreement  (Incorporated
                 by reference to Exhibit 4.04 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.01   Amended Agreement Respecting Certain Rights of Publicity.
                 (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     10.02   Non-Competition and Non-Solicitation Agreement between Registrant and Peter Norton and Ronald Posner. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     10.03*  1988 Employees Stock Option Plan, as amended to date.
                 (Incorporated by reference to Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-8 (No. 33-88694) filed January 23, 1995.)
     10.04*  1989 Employee Stock Purchase Plan, as amended to date.
                 (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 33-88694) filed January 23, 1995.)
     10.05*  Form of Stock Option Agreement and Form of Stock Option Exercise
                 Request, as currently in effect, under the Registrant's 1988 Employees Stock Option Plan. (Incorporated by reference to
                 Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed
                 June 13, 1990.)
     10.06*  1988 Directors Stock Option Plan, as amended to date.
                 (Incorporated by reference to Exhibit 10.09 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.07*  1993 Directors Stock Option Plan, as amended.  (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1994)
     10.08*  Form of Stock Option Grant and Stock Option Exercise Notice and
                 Agreement under the Registrant's 1988 Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     10.09   Office building lease dated as of August 1, 1991, between Lincoln
                 Town Center and Symantec Corporation regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.10   Addendum No. 4 to Office Building Lease By and Between Lincoln
                 Property Company N.C., Inc. and Symantec Corporation Dated August 1, 1991. (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.)
     10.11   Office building lease dated as of July 16, 1991, between Zenger-
                 Miller and Symantec Corporation regarding property located in Cupertino, California. (Incorporated by reference to Exhibit
                 10.12 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.12   Office building lease dated as of November 8, 1989, between
                 Symantec Corporation and North Bay Center regarding property located in Novato, California. (Incorporated by reference to Exhibit 10.15 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     10.13   Office building lease dated as of November 1, 1989, between
                 Symantec Corporation and Oakmead Village, Ltd. regarding property located in Santa Clara, California. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     10.14   Office building lease dated as of April 10, 1991, between the
                 Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
     10.15   Office building lease dated as of February 27, 1991, between the
                 Registrant and Kim Camp No. VII regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit
                 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)


- -------------------------
* Indicates a management contract or compensatory plan or arrangement.

     10.16   Office building lease dated as of April 19, 1995, between the
                 Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California.
     10.17*  Form of Indemnity Agreement with Officers and Directors.
                 (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
     10.18*  Full Recourse Promissory Note and Pledge Agreement between the
                 Company and Gordon E. Eubanks, Jr. (Incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.19*  Form of Promissory Note and Pledge Agreement between the Company and certain executives.  (Incorporated by reference to Exhibit
                 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.20*  Form of Housing Assistance Agreement between the Company and certain executives.  (Incorporated by reference to Exhibit
                 10.26 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     10.21   Agreement and Plan of Reorganization between Symantec Acquisition
                 Corp. and Fifth Generation Systems, Inc. dated August 30, 1993 and related Agreement of Merger. (Incorporated by reference to Exhibit 2.01 filed with the Registrant's Current Report on Form 8-K filed October 19, 1993.)
     10.22   Agreement and Plan of Reorganization by and among Symantec
                 Corporation, Symantec Acquisition Corp. and Central Point Software, Inc. dated March 31, 1994. (Incorporated by reference to Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-K for the year ended April 1, 1994.)
     10.23   Agreement of Purchase and Sale of Assets among DataEase
                 International, Inc., DataEase Sapphire International Group, N.V. and Symantec Corporation dated September 2, 1993. (Incorporated by reference to Exhibit 10.31 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended December 31, 1993.) (Confidential treatment has been granted with respect to portions of this exhibit.)
     10.24   Note Purchase Agreement, dated April 2, 1993, among Symantec
                 Corporation, Morgan Guaranty Trust Company of New York, as Trustee, J. P. Morgan Investments Management, Inc., as Investment Manager at The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit 10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.25*  The Registrant's Section 401(k) Plan, as amended.
     10.26*  Form of Executive Compensation Agreement between the Company and certain executives.
     10.27   Assignment of Copyright and Other Intellectual Property Rights.
                 (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
     10.28*  Employment and Consulting Agreement among Symantec Corporation,
                 Symantec Acquisition Corp. and Charles M. Boesenberg. (Incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report of Form 10-K for the year ended April 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
     10.29*  Stock Option Grant between the Company and Charles Boesenberg.
     10.30   Authorized Distributor Agreement between Symantec Corporation and
                 Ingram Micro, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
     10.31   Authorized Distributor Agreement between Symantec Corporation and
                 Merisel Americas, Inc.  (Incorporated by reference to
                 Exhibit 10.35 filed with the Registrant's Quarterly Report of


- -------------------------
* Indicates a management contract or compensatory plan or arrangement.

                 Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
     10.32   Stipulation of Settlement in the case of Ayln J. Scheatzle, et al.
                 vs. Gordon E. Eubanks, Jr., et al. and Symantec Corporation. (Incorporated by reference to Exhibit 10.36 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.)
     11.01   Computation of Net Income (Loss) Per Share.
     23.01   Consent of Ernst & Young LLP, Independent Auditors.
     23.02   Consent of KPMG Peat Marwick LLP, Independent Auditors.
     27.01   Financial Data Schedule.

 (b) Reports on Form 8-K
     None

 (c) Exhibits:
     The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

 (d) Financial Statement Schedules:
     The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a)2, as set forth on page 53.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . .      33

Report of KPMG Peat Marwick LLP, Independent Auditors. . . . . . . . .      34

Consolidated Balance Sheets as of March 31, 1995 and 1994. . . . . . .      35

Consolidated Statements of Operations for the years ended
   March 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . .      36

Consolidated Statements of Stockholders' Equity for the years ended
   March 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . .      37

Consolidated Statements of Cash Flow for the years ended
   March 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . .      38

Summary of Significant Accounting Policies . . . . . . . . . . . . . .      39

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .      41

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements of Fifth Generation Systems, Inc., which statements reflect a net loss constituting approximately 39% of the related 1993 consolidated financial statement total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Fifth Generations Systems, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

San Jose, California
April 21, 1995

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Fifth Generation Systems, Inc.:

We have audited the consolidated balance sheet of Fifth Generation Systems, Inc. (the Company) and subsidiaries as of December 31, 1992 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fifth Generation Systems, Inc. and subsidiaries at December 31, 1992, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principals.

The accompanying consolidated financial statements have been prepared assuming that Fifth Generation Systems, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, substantially all of the Company's debt matured May 15, 1993 and redemption of one half of the redeemable preferred stock is redeemable June 30, 1993. In addition, the Company suffered substantial losses from operations for the year ended December 31, 1992. These situations raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



                                   KPMG PEAT MARWICK LLP

August 6, 1993
Baton Rouge, Louisiana

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,
                                                                       ------------------------
(In thousands)                                                              1995           1994
- -----------------------------------------------------------------      ---------      ---------
ASSETS
Current assets:
    Cash and short-term investments                                    $ 105,188      $  60,534
    Trade accounts receivable                                             53,986         48,342
    Inventories                                                            4,177          7,842
    Deferred income taxes                                                  9,939         17,975
    Other                                                                  6,339         13,660
                                                                       ---------      ---------
       Total current assets                                              179,629        148,353
Equipment and leasehold improvements                                      28,880         25,369
Purchased intangibles                                                      8,274         11,228
Other                                                                      4,532          3,842
                                                                       ---------      ---------
                                                                       $ 221,315      $ 188,792
                                                                       ---------      ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $  17,919      $  27,556
    Accrued compensation and benefits                                     12,347         12,257
    Other accrued expenses                                                51,789         57,745
    Income taxes payable                                                   2,006            367
    Current portion of long-term obligations                                 524            847
                                                                       ---------      ---------
       Total current liabilities                                          84,585         98,772
Convertible subordinated debentures                                       25,000         25,000
Long-term obligations                                                        408            966
Commitments and contingencies
Stockholders' equity:
    Preferred stock (authorized: 1,000; issued and outstanding: none)         --             --
    Common stock (authorized: 70,000; issued and outstanding: 37,175
    and 34,990 shares)                                                       372            350
    Capital in excess of par value                                       177,418        157,637
    Notes receivable from stockholders                                      (144)          (149)
    Cumulative translation adjustment                                     (2,860)        (2,183)
    Accumulated deficit                                                  (63,464)       (91,601)
                                                                       ---------      ---------
       Total stockholders' equity                                        111,322         64,054
                                                                       ---------      ---------
                                                                       $ 221,315      $ 188,792
                                                                       ---------      ---------
                                                                       ---------      ---------

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year Ended March 31,
                                                                       ---------------------------------------
(In thousands, except net income (loss) per share)                          1995           1994           1993
- ---------------------------------------------------------------        ---------      ---------      ---------
Net revenues                                                           $ 334,867      $ 328,299      $ 344,626
Cost of revenues                                                          60,830         80,388        104,706
                                                                       ---------      ---------      ---------

    Gross margin                                                         274,037        247,911        239,920

Operating expenses:
    Research and development                                              62,761         64,088         71,106
    Sales and marketing                                                  147,647        165,052        178,903
    General and administrative                                            16,953         25,196         31,134
    Acquisition, restructuring and
       other expenses                                                      9,545         56,094         12,773
                                                                       ---------      ---------      ---------

       Total operating expenses                                          236,906        310,430        293,916
                                                                       ---------      ---------      ---------

Operating income (loss)                                                   37,131        (62,519)       (53,996)

Interest income                                                            3,334          1,478          1,693
Interest expense                                                          (2,419)        (2,517)        (1,389)
Other income (expense), net                                                  327           (419)        (1,659)
                                                                       ---------      ---------      ---------

Income (loss) before income taxes                                         38,373        (63,977)       (55,351)
Provision (benefit) for income taxes                                       9,873         (7,010)       (16,256)
                                                                       ---------      ---------      ---------

Net income (loss)                                                      $  28,500      $ (56,967)     $ (39,095)
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
Net income (loss) per share - primary                                  $    0.77      $   (1.69)     $   (1.22)
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
Net income (loss) per share - fully diluted                            $    0.71      $   (1.69)     $   (1.22)
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

Shares used to compute net income (loss) per share - primary              37,383         33,790         32,131
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------
Shares used to compute net income (loss) per share - fully diluted        41,693         33,790         32,131
                                                                       ---------      ---------      ---------
                                                                       ---------      ---------      ---------

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      Notes                      Retained
                                                  Capital in     Receivable     Cumulative       Earnings          Total
                                       Common      Excess of           from    Translation   (Accumulated  Stockholders'
(In thousands)                          Stock      Par Value   Stockholders     Adjustment      (Deficit)         Equity
- -----------------------------------  --------      ---------   ------------      ---------      --------        --------
Balances, March 31, 1992             $    312       $100,929       $   (275)      $    156       $ 29,927       $131,049
  Acquisition of MultiScope and
    Whitewater:
      Issued 323 shares of common
        stock                               3          5,004             --             --             --          5,007
      Accumulated deficit                  --             --             --             --         (6,951)        (6,951)
  Net loss                                 --             --             --             --        (39,095)       (39,095)
  Certus net loss for the quarter
    ended March 31, 1992                   --             --             --             --         (1,015)        (1,015)
  Contact net loss for the quarter
    ended June 30, 1992                    --             --             --             --             92             92
  Issued common stock:
    1,197 shares under stock plans         12          6,475             --             --             --          6,487
  Repayments on notes                      --             --             58             --             --             58
  Other equity transactions
    of acquired companies                  --         18,197             --             --             --         18,197
  Distributions to stockholders of
    acquired companies                     --             --             --             --           (162)          (162)
  Translation adjustment                   --             --             --           (794)            --           (794)
  Income tax benefit related to
    stock options                          --          3,770             --             --             --          3,770
                                     --------       --------       --------       --------       --------       --------
Balances, March 31, 1993                  327        134,375           (217)          (638)       (17,204)       116,643
  Net loss                                 --             --             --             --        (56,967)       (56,967)
  Fifth Generation net loss for the
    quarter ended March 31, 1993           --             --             --             --        (16,390)       (16,390)
  XTree net loss for the six months
    ended March 31, 1993                   --             --             --             --         (1,040)        (1,040)
  Issued common stock:
    1,870 shares under stock plans         19         13,725             --             --             --         13,744
    391 shares for acquisition of
      product rights                        4          6,496             --             --             --          6,500
  Repayments on notes                      --             --             68             --             --             68
  Other equity transactions of
    acquired companies                     --          3,041             --             --             --          3,041
  Translation adjustment                   --             --             --         (1,545)            --         (1,545)
                                     --------       --------       --------       --------       --------       --------
Balances, March 31, 1994                  350        157,637           (149)        (2,183)       (91,601)        64,054
  Acquisition of Intec and SLR:
    Issued 303 shares of common stock       3             38             --             --             --             41
    Accumulated deficit                    --             --             --             --           (363)          (363)
  Net income                               --             --             --             --         28,500         28,500
  Issued common stock:
    1,882 shares under stock plans         19         19,743             --             --             --         19,762
  Repayments on notes                      --             --              5             --             --              5
  Translation adjustment                   --             --             --           (677)            --           (677)
                                     --------       --------       --------       --------       --------       --------
Balances, March 31, 1995             $    372       $177,418       $   (144)      $ (2,860)      $(63,464)      $111,322
                                     --------       --------       --------       --------       --------       --------
                                     --------       --------       --------       --------       --------       --------

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                          Year Ended March 31,
                                                                      ----------------------------------------
(In thousands)                                                              1995           1994           1993
- ----------------------------------------------------------------      ----------     ----------     ----------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $   28,500     $  (56,967)    $  (39,095)
  Fifth Generation net loss for the quarter ended March 31, 1993              --        (16,390)            --
  XTree net loss for the six months ended March 31, 1993                      --         (1,040)            --
  Contact net loss for the quarter ended June 30, 1992                        --             --             92
  Certus net loss for the quarter ended March 31, 1992                        --             --         (1,015)
  Acquired companies' net assets                                            (322)            --         (1,944)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operations:
    Depreciation and amortization of equipment and
      leasehold improvements                                              13,363         15,122         17,113
    Amortization and write-off of capitalized software costs               6,442         17,793         17,503
    Write-off of equipment and leasehold improvements                      1,539          4,403           (337)
    Deferred income taxes                                                  8,073          1,409         (7,608)
    Net change in assets and liabilities:
      Trade accounts receivable                                           (3,265)         3,799          7,799
      Inventories                                                          3,891         (1,596)         3,926
      Other current assets                                                 7,685         10,796        (11,227)
      Other assets                                                            33            446           (392)
      Accounts payable                                                   (10,383)        (2,602)         3,406
      Accrued compensation and benefits                                     (123)         1,608          1,328
      Accrued other expenses                                              (6,765)        27,864          8,375
      Income tax benefit related to stock options                             --             --          3,770
      Income taxes payable                                                 1,430         (3,170)        (4,321)
                                                                      ----------     ----------     ----------

Net cash provided by (used in) operating activities                       50,098          1,475         (2,627)
                                                                      ----------     ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                                   (17,701)        (9,103)       (21,123)
  Purchased intangibles                                                   (4,191)        (4,632)       (12,863)
  Purchases of short-term, available-for-sale investments               (116,782)       (72,043)       (17,187)
  Maturities of short-term, available-for-sale investments                61,989         46,732         22,728
  Sales of fixed assets and other                                             --            149          2,941
                                                                      ----------     ----------     ----------

Net cash used in investing activities                                    (76,685)       (38,897)       (25,504)
                                                                      ----------     ----------     ----------
FINANCING ACTIVITIES:
  Principal payments on long-term obligations                               (889)       (12,459)       (34,726)
  Borrowings under long-term obligations                                      --             --         59,673
  Distributions to stockholders of acquired companies                         --             --           (162)
  Net proceeds from sales of common stock and other                       19,767         16,853         24,742
                                                                      ----------     ----------     ----------

Net cash provided by financing activities                                 18,878          4,394         49,527
                                                                      ----------     ----------     ----------
Effect of exchange rate fluctuations on cash and cash equivalents         (2,430)          (761)          (632)
Increase (decrease) in cash and cash equivalents                         (10,139)       (33,789)        20,764
Beginning cash and cash equivalents                                       32,911         66,700         45,936
                                                                      ----------     ----------     ----------
Ending cash and cash equivalents                                      $   22,772     $   32,911     $   66,700
                                                                      ----------     ----------     ----------
                                                                      ----------     ----------     ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (net of refunds) during the year                    $   (7,578)    $   (8,777)    $    2,589
Interest paid on convertible subordinated debentures and
  long-term obligations                                                    2,070          1,891          1,293

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



BUSINESS
Symantec develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity as well as manage networked computing environments.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries ("Symantec" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION
During fiscal 1995, 1994 and 1993, Symantec acquired various companies in transactions accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of Symantec and the acquired companies with the exception of Intec, SLR, MultiScope and Whitewater. The results of operations of these companies were not material to Symantec's consolidated financial statements and, therefore, prior year amounts were not combined with Symantec's financial statements.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1995, 1994 and 1993 reflect amounts as of and for the periods ended March 31, 1995, April 1, 1994 and April 2, 1993, respectively.

FOREIGN CURRENCY TRANSLATION
In general, the local currency is the functional currency of the Company's foreign subsidiaries. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The cumulative translation adjustments resulting from this process are shown separately as a component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are not material and are included in the determination of net income (loss).

REVENUE RECOGNITION
Symantec recognizes revenue upon shipment when no significant vendor obligations remain and collection of the receivable, net of provisions for estimated future returns, is probable. Prior to fiscal 1994, Central Point generally recognized revenue upon shipment, along with a provision for estimated returns. Due to significant changes in the market's perception of Central Point's long-term viability and the Agreement and Plan of Reorganization signed by Symantec and Central Point in fiscal 1994, Central Point was no longer able to reasonably estimate future returns from distributors and resellers. In accordance with Statement of Financial Accounting Standards No. 48, revenue and the related cost of revenue for 1994 for software shipments to these distributors and resellers was deferred until sold by the distributor or reseller to the end user. The effect of this revenue and cost of revenue deferral was to increase the 1994 loss before provision for income taxes.

Amounts related to significant post-contract support agreements (generally product maintenance agreements) are deferred and recognized over the period of the agreements. The estimated cost of providing insignificant post-contract support (generally telephone support) is accrued at the time of the sale.

In March 1994, due to the market's concerns regarding Central Point's long-term viability and the announced acquisition of Central Point by Symantec, Central Point was unable to reasonably estimate future product returns from its distributors and resellers. In addition, there were high levels of inventory in the distribution channel which had been shipped into the channel prior to the acquisition. Central Point believed that there was a high risk of this inventory being returned. In accordance with Statement of Financial Accounting Standards No. 48, Central Point revenue and the related cost of revenue for fiscal 1994 for software shipments to Central Point's distributors and resellers was deferred until sold by the distributors or resellers to the end user.

As a result, revenues relating to product inventory at Central Point's distributors and resellers as of March 31, 1994 were deferred until sold by the distributors or resellers to end users. This revenue and cost of revenue deferral resulted in a decrease in domestic net revenues of approximately $5.0 million and international net revenues of approximately $10.0 million and an increase in the fiscal 1994 loss before provision for income taxes of approximately $12.3 million. Symantec's marketing and sales programs were successful in moving the

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



domestic deferred channel inventory through to end users.   Symantec has also
been analyzing returns related to the Central Point products for the last four quarters to determine when such products were being sold through to end users and in the March 1995 quarter Symantec was able to assess the remaining Central Point product returns in the domestic distribution channel and as a result recognized approximately $3.0 million of domestic net revenue previously deferred by Central Point.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Symantec considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. In fiscal 1995, the Company adopted Financial Accounting Standards Board Statement No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper and auction rate preferred bonds, are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses included in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based upon the specific identification method. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting SFAS No. 115 was not material to the Company's financial statements.

INVENTORIES
Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally the shorter of the lease term or three to seven years.

PURCHASED INTANGIBLES
Purchased intangibles are comprised of acquired software ("product rights") and are stated at cost less accumulated amortization. The cost of product rights represents the fair value of various software products acquired by Symantec. Amortization is provided on the greater of the straight-line basis over the estimated useful lives of the respective assets, generally three to five years, or on the basis of the ratio of current revenues to current revenues plus anticipated future revenues.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain software development costs have not materially affected the Company.

INCOME TAXES
Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is calculated using the treasury stock or the modified treasury stock method, as applicable. Common stock equivalents are attributable to outstanding stock options. Fully diluted earnings per share includes the assumed conversion of all of the outstanding convertible subordinated debentures.

CONCENTRATIONS OF CREDIT RISK
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term investments and trade accounts receivable. The Company's investment portfolio is diversified and consists of investment grade securities. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BALANCE SHEET INFORMATION


                                                                                      March 31,
                                                                       ------------------------
(In thousands)                                                              1995           1994
- -------------------------------------------                            ---------      ---------
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
  Cash                                                                 $  12,325      $  15,718
  Cash equivalents                                                        10,447         17,193
  Short-term investments                                                  82,416         27,623
                                                                       ---------      ---------
                                                                       $ 105,188      $  60,534
                                                                       ---------      ---------
                                                                       ---------      ---------

TRADE ACCOUNTS RECEIVABLE:
  Receivables                                                          $  58,188      $  52,676
  Less: allowance for doubtful accounts                                   (4,202)        (4,334)
                                                                       ---------      ---------
                                                                       $  53,986      $  48,342
                                                                       ---------      ---------
                                                                       ---------      ---------

INVENTORIES:
  Raw materials                                                        $     904      $   1,189
  Finished goods                                                           3,273          6,653
                                                                       ---------      ---------
                                                                       $   4,177      $   7,842
                                                                       ---------      ---------
                                                                       ---------      ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Computer equipment                                                   $  49,983      $  39,804
  Office furniture and equipment                                          19,659         20,723
  Leasehold improvements                                                   8,236          7,201
                                                                       ---------      ---------
                                                                          77,878         67,728
  Less: accumulated depreciation and amortization                        (48,998)       (42,359)
                                                                       ---------      ---------
                                                                       $  28,880      $  25,369
                                                                       ---------      ---------
                                                                       ---------      ---------

PURCHASED INTANGIBLES:
  Product rights                                                       $  29,583      $  29,998
  Less: accumulated amortization                                         (21,309)       (18,770)
                                                                       ---------      ---------
                                                                       $   8,274      $  11,228
                                                                       ---------      ---------
                                                                       ---------      ---------

OTHER ACCRUED EXPENSES:
  Acquisition and restructuring expenses                               $   8,614      $  14,076
  Deferred revenue                                                        22,556         23,612
  Marketing development funds                                              7,706          6,438
  Other                                                                   12,913         13,619
                                                                       ---------      ---------
                                                                       $  51,789      $  57,745
                                                                       ---------      ---------
                                                                       ---------      ---------

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 2.  BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

During the three fiscal years ended March 31, 1995, Symantec completed acquisitions of the following companies:

                                                                               Shares of       Acquired
                                                                                Symantec        Company
                                                                                 Common           Stock
                                                                                   Stock        Options
Companies Acquired                                     Date Acquired              Issued        Assumed
- ---------------------------------------------------    ------------------    -----------    -----------
Intec Systems Corporation ("Intec")                    August 31, 1994           133,332             --
Central Point Software, Inc. ("Central Point")         June 1, 1994            4,029,429        707,452
SLR Systems, Inc. ("SLR")                              May 31, 1994              170,093             --
Fifth Generation Systems, Inc. ("Fifth Generation")    October 4, 1993         2,769,010             --
Contact Software International, Inc. ("Contact")       June 2, 1993            2,404,019        232,589
Certus International Corporation ("Certus")            November 30, 1992         368,141         32,619
MultiScope, Inc. ("MultiScope")                        September 2, 1992         253,075        125,089
The Whitewater Group, Inc. ("Whitewater")              September 2, 1992          69,740          9,644



All of these acquisitions were accounted for as poolings of interest. In connection with the acquisitions of the companies listed above, Symantec incurred significant acquisition expenses (See Note 10). Due to differing year ends of Symantec, Fifth Generation, Contact and Certus, financial information for dissimilar fiscal year ends was combined. Fifth Generation's fiscal year ended December 31, 1992 was combined with Symantec's fiscal year ended
March 31, 1993. Accordingly, Fifth Generation's results of operations for the quarter ended March 31, 1993 were charged to stockholders' equity. Fifth Generation's net loss of $16.4 million for the quarter ended March 31, 1993 was largely due to the decline in net revenues to $1.9 million and the write-off of previously capitalized software costs. Contact's fiscal years ended June 30, 1993 and 1992 were combined with Symantec's fiscal years ended March 31, 1993 and 1992, respectively. Accordingly, Contact's results for the quarter ended June 30, 1992 were duplicated in the combined statements of operations for fiscal 1993 and 1992 and Contact's net loss for the quarter ended June 30, 1992, was credited to stockholders' equity. Contact's net revenues for the quarter ended June 30, 1992 were $3.4 million. Certus' fiscal year ended December 31, 1991 was combined with Symantec's fiscal year ended March 31, 1992.
Accordingly, Certus' results of operations for the quarter ended March 31, 1992 were charged to stockholders' equity. Certus' net revenues for the quarter ended March 31, 1992 were $0.8 million.

In addition, during the year ended March 31, 1994, Central Point acquired Executive Systems, Inc. ("XTree"), which was accounted for as a pooling of interest. Due to differing fiscal year ends of Central Point and XTree, financial information related to XTree's fiscal year ended September 30, 1992, was combined with financial information related to Central Point's year ended March 31, 1993. Accordingly, XTree's results of operations for the six months ended March 31, 1993, were charged to stockholders' equity. XTree reported net revenues of $6.9 million and a net loss of $1.0 million for the six months ended March 31, 1993.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The table below sets forth the composition of combined net revenues and net income (loss) for the pre-acquisition periods indicated. Information for the year ended March 31, 1995 with respect to Central Point reflects the two months ended June 1, 1994, the date Central Point was acquired. Net revenues and net income (loss) of Intec and SLR for the pre-acquisition periods were immaterial.


                                                           Year Ended March 31,
                                        ---------------------------------------
(In thousands)                               1995           1994           1993
                                        ---------      ---------      ---------
Net revenues:
    Symantec                            $ 321,381      $ 267,700      $ 257,541
    Central Point                          13,486         60,599         87,085
                                        ---------      ---------      ---------
                                        $ 334,867      $ 328,299      $ 344,626
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------
Net income (loss):
    Symantec                            $  25,849      $ (11,112)     $ (28,603)
    Central Point                           2,651        (45,855)       (10,492)
                                        ---------      ---------      ---------
                                        $  28,500      $ (56,967)     $ (39,095)
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

On December 31, 1993, Symantec acquired certain technology for developing an architecture and tools to build client-server applications from DataEase International, Inc. in exchange for 391,456 shares of Symantec common stock and cancellation of the principal and accrued interest on a $1.0 million outstanding note receivable. The Company capitalized approximately $7.7 million of purchased product rights as a result of this transaction.

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

All cash equivalents and short-term investments have been classified as available-for-sale securities and as of March 31, 1995 consisted of the following:


                                                            Unrealized     Unrealized      Estimated
                                                   Cost          Gains         Losses     Fair Value
                                             ----------     ----------     ----------     ----------
Tax-exempt commercial paper and
  agency discount notes                      $    7,452     $       --     $       --     $    7,452
Auction-rate preferred securities                 5,033             --              1          5,032
Taxable commercial paper                         80,368             11             --         80,379
                                             ----------     ----------     ----------     ----------
                                             $   92,853     $       11     $        1     $   92,863
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

All of the Company's available-for-sale securities as of March 31, 1995 have a contractual maturity of one year or less. For the year ended March 31, 1995, there were no material sales of available-for-sale securities. Fair values of cash, cash equivalents and short-term investments approximate cost due to the short period to maturity.

Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and effective December 31, 1993, the Company commenced hedging some residual transaction exposures through the use of 30-day foreign exchange forward contracts. The Company enters into foreign exchange forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain firmly committed transactions. Fair value of foreign exchange forward contracts are based on quoted market prices. At March 31, 1995 there was a total notional amount of approximately $30.0 million of outstanding foreign exchange forward contracts all of which were less than 30 days old. The net liability of forward contracts was a notional amount of approximately $12.3 million at March 31, 1995. Fair value of foreign currency exchange forward contracts approximate cost due to the short period to maturity. The Company does not hedge its translation risk.

The estimated fair value of the $25.0 million convertible subordinated debentures, was approximately $49.0 million at March 31, 1995. The estimated fair value was based on the total shares of common stock reserved for issuance upon conversion of the debentures at the closing price of the Company's common stock at March 31, 1995.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 4.  CONVERTIBLE SUBORDINATED DEBENTURES

On April 2, 1993, the Company issued convertible subordinated debentures totaling $25.0 million. The debentures bear interest at 7.75% payable semiannually and are convertible into Symantec common stock at $12 per share at the option of the investor. The debentures are due in three equal annual installments beginning in 1999 and are redeemable at the option of the investors in the event of a change in control of Symantec or the sale of all or substantially all of the assets of the Company or at the option of the Company at the face amount plus interest should the Company's then current stock price meet or exceed $16.80 per share. The holders are entitled to certain registration rights relating to the shares of common stock resulting from the conversion of the debentures. The Company has reserved 2,083,333 shares of common stock to be issued upon conversion of these debentures. The debentures limit the payment of cash dividends and the repurchase of capital stock to a total of $10.0 million plus 25% of cumulative net income subsequent to April 2, 1993.

On April 26, 1995, convertible subordinated debentures totaling $10.0 million were converted into 833,333 shares of Symantec common stock.


NOTE 5.  LINE OF CREDIT

The Company has a $10.0 million bank line of credit that expires in October 1995. The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (9.0% at March 31, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of March 31, 1995. At
March 31, 1995, there was approximately $0.5 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at March 31, 1995.


NOTE 6.  COMMITMENTS

Symantec leases all of its facilities and certain equipment under operating leases that expire at various dates through 2026.

The future fiscal year minimum operating lease commitments were as follows at March 31, 1995:

(In thousands)
- ------------------------------
1996                                                              $   9,605
1997                                                                  8,000
1998                                                                  6,169
1999                                                                  3,014
2000                                                                  1,004
Thereafter                                                            7,017
                                                                  ---------
                                                                  $  34,809
                                                                  ---------
                                                                  ---------

Rent expense charged to operations totaled $7.8 million, $8.6 million and $8.8 million for the years ended March 31, 1995, 1994 and 1993, respectively.

NOTE 7.  INCOME TAXES

The components of the provision (benefit) for income taxes were as follows:


                                                                                Year Ended March 31,
                                                            ----------------------------------------
(In thousands)                                                    1995           1994           1993
- -----------------------------------------------             ----------     ----------     ----------
Current:
     Federal                                                $       --     $   (9,371)    $   (8,900)
     State                                                         100             60           (554)
     Foreign                                                     1,737            818            935
                                                            ----------     ----------     ----------
                                                                 1,837         (8,493)        (8,519)
Deferred:
     Federal                                                     6,306          1,925         (6,641)
     State                                                       1,730           (450)        (1,072)
     Foreign                                                        --              8            (24)
                                                            ----------     ----------     ----------
                                                                 8,036          1,483         (7,737)
                                                            ----------     ----------     ----------
                                                            $    9,873     $   (7,010)    $  (16,256)
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

The difference between the Company's effective income tax rate and the federal statutory income tax rate as a percentage of income (loss) before income taxes was as follows:


                                                                                Year Ended March 31,
                                                            ----------------------------------------
                                                                  1995           1994           1993
                                                            ----------     ----------     ----------
Federal statutory rate                                            35.0%         (34.0)%        (34.0)%
State taxes, net of federal benefit                                3.1           (2.3)          (2.0)
Non-deductible acquisition expenses                                3.0            2.0            0.8
Benefit of preacquisition losses of Central Point                 (7.8)            --             --
Impact of foreign operations                                      (8.7)           0.4            3.3
Current year losses not benefited                                   --           21.9            1.1
Other, net                                                         1.1            1.0            1.4
                                                            ----------     ----------     ----------
                                                                  25.7%         (11.0)%        (29.4)%
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

The principal components of deferred tax assets were as follows:


                                                                                           March 31,
                                                                                          ----------
(In thousands)                                                                   1995           1994
- -----------------------------------------------                            ----------     ----------
Tax credit carryforwards                                                   $    6,228     $    3,485
Net operating loss carryforwards                                               14,123         13,726
Inventory valuation accounts                                                    1,122          1,920
Other reserves and accruals not currently tax deductible                        3,756          3,866
Accrued compensation and benefits                                               1,744          2,541
Deferred revenue                                                                2,960          6,176
Sales incentive programs                                                          968          3,187
Allowance for doubtful accounts                                                   825          1,037
Acquired software                                                               3,563          3,621
Accrued acquisition, restructuring and other expenses                           2,264          5,337
Other                                                                           1,300          2,392
                                                                           ----------     ----------
                                                                               38,853         47,288
Valuation allowance                                                           (28,914)       (29,313)
                                                                           ----------     ----------
                                                                           $    9,939     $   17,975
                                                                           ----------     ----------
                                                                           ----------     ----------

Approximately $11.1 million of the valuation allowance for deferred tax assets is attributable to stock option deductions, the benefit of which will be credited to equity when realized. The remaining portion of the valuation allowance is comprised primarily of $14.7 million for Central Point preacquisition losses and $3.1 million for net operating loss and tax credit carryforwards of other acquired companies that are limited under the "change of ownership" rules of Internal Revenue Code Section 382. The change in the valuation allowance for the years ended March 31, 1995 and 1994 was a net decrease of $0.4 million and a net increase of $27.4 million, respectively.

Pretax income (loss) from foreign operations was approximately $22.3 million, $10.0 million and $(4.6) million for the years ended March 31, 1995, 1994 and 1993, respectively.

At March 31, 1995, the Company had tax credit carryforwards of $6.2 million that expire in fiscal 1997 through 2010 and net operating loss carryforwards of $35.3 million that expire in fiscal 1999 through 2010.

NOTE 8.  EMPLOYEE BENEFITS

401(K) PLAN
Symantec maintains a salary deferral 401(k) plan for all of its domestic employees. The plan allows employees to contribute up to 15% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Symantec matches 50% of employees' contributions up to 6% of the employees' contribution. Company contributions under the plan were $1.2 million, $1.1 million and $0.8 million for the years ended March 31, 1995, 1994 and 1993, respectively.

STOCK PURCHASE PLAN
In October 1989, the Company established the 1989 Employee Stock Purchase Plan and has reserved 1.1 million shares of common stock for issuance under the plan. During fiscal 1995, Symantec shareholders approved an increase in the number of shares reserved for issuance under the Stock Purchase Plan from 1.1 million to
1.5 million. Subject to certain limitations, Symantec employees may purchase, through payroll deductions of 2 to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 1995, 1.0 million shares had been issued under the plan.

STOCK OPTION PLANS
The Company has reserved 13.8 million shares of its common stock for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants and independent contractors, including an increase of 4.0 million shares approved in fiscal 1995 by Symantec's stockholders for issuance under the 1988 Employees Stock Option Plan. Options under the Company's option plans may be granted at prices not less than 100% of fair market value on the date of grant, have a maximum term of ten years and generally vest over a four-year period. In addition, the Company has reserved an additional 0.6 million shares of its common stock for issuance under acquired company option plans and acquired company warrants.

During September 1992 the Board of Directors authorized the Company to offer to each employee with stock options having an exercise price greater than $11 (the "Old Options") the opportunity to amend the terms of the Old Options and reduce the exercise price to $11 per share (the fair market value of the Company's stock as of the offer date). Under the terms of this stock option repricing, no portion of any repriced option (the "Repriced Options") could be exercised until September 23, 1993 and each Repriced Option was converted to a nonqualified stock option. Options representing 3,128,290 shares of common stock were repriced. The President and Chief Executive Officer, the Executive Vice President, Worldwide Operations, and Chief Financial Officer and the members of the Board of Directors elected to exclude themselves from this stock option repricing.

Stock option and warrant activity was as follows:


                                                           Number                  Exercise
(In thousands, except exercise price per share)         of Shares           Price Per Share
- ---------------------------------------------------     ---------     ---------------------
Outstanding at March 31, 1992                               6,096     $  0.05   -   $ 54.95
  Granted                                                   2,691        3.14   -     64.65
  Exercised                                                  (658)       0.07   -     54.95
  Cancelled                                                (1,456)       1.00   -     64.65
                                                        ---------

Outstanding at March 31, 1993                               6,673        0.05   -     64.65
  Granted                                                   3,362        0.07   -     21.01
  Exercised                                                (1,347)       0.05   -     21.01
  Cancelled                                                (1,125)       0.05   -     64.65
                                                        ---------

Outstanding at March 31, 1994                               7,563        0.05   -     64.65
  Granted                                                   2,971       10.06   -     23.75
  Exercised                                                (1,554)       0.05   -     21.01
  Cancelled                                                (1,439)       0.50   -     64.65
                                                        ---------

Outstanding at March 31, 1995                               7,541        0.50   -     54.95
                                                        ---------
                                                        ---------


(In thousands)                                                                    March 31,
- -------------------------------------------------                   -----------------------
Balances are as follows:                                                 1995          1994
                                                                    ---------     ---------
  Reserved for issuance                                                 9,893         7,752
  Available for future grants                                           2,352           189
  Exercisable and vested                                                3,335         3,120
  Exercised, subject to repurchase                                          1             1


NOTE 9.  RELATED PARTY TRANSACTIONS

As part of the acquisition of Peter Norton Computing, Incorporated ("Norton") in fiscal 1991, Symantec assumed Norton's perpetual exclusive license agreement with Mr. Norton, a member of Symantec's Board of Directors until his resignation on September 27, 1994, to use his name and image for computer software products. Under the terms of the license, Mr. Norton is entitled to receive a royalty equal to the greater of 1% of net sales or 0.4% of the suggested retail price of products bearing Mr. Norton's name. Mr. Norton may terminate the agreement if Symantec fails to pay Mr. Norton an average of at least $30,000 of royalties in any three consecutive years. Royalty expense under the agreement was $1.9 million, $1.6 million and $1.4 million for the years ended March 31, 1995, 1994 and 1993, respectively.

Additionally, in connection with certain indemnification agreements entered into as part of the acquisition of Norton, Mr. Norton agreed to reimburse Symantec for certain litigation and acquisition costs in excess of specified amounts.

The net amount payable to Mr. Norton pursuant to these agreements at March 31, 1995 and 1994 was $0.3 million and $0.9 million, respectively.

NOTE 10.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expense consists of the following:


                                                                                Year Ended March 31,
                                                            ----------------------------------------
(In thousands)                                                    1995           1994           1993
- -----------------------------------------------------       ----------     ----------     ----------
SLR acquisition                                             $      545     $       --     $       --
Central Point acquisition                                        9,000             --             --
Fifth Generation acquisition                                        --         15,000             --
Contact acquisition                                                 --          7,400             --
XTree acquisition                                                   --          3,514             --
Certus acquisition                                                  --             --          3,000
Whitewater acquisition                                              --             --          1,648
MultiScope acquisition                                              --             --            452
Centralization and restructuring expense                            --          4,700          4,400
Central Point restructuring charges                                 --         16,025            673
Purchased in-process research and development                       --          2,955             --
Class action lawsuit settlement                                     --          6,500             --
Civil lawsuit and related criminal legal fees                       --             --          2,600
                                                            ----------     ----------     ----------
Total acquisition, restructuring and other expenses         $    9,545     $   56,094     $   12,773
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


On August 31, 1994, Symantec completed the acquisition of Intec Systems Corporation ("Intec"). No significant acquisition expenses related to the combination of Symantec and Intec were incurred.

In connection with the acquisitions of Central Point and SLR (See Notes 2 and 10), Symantec recorded total acquisition charges of $9.5 million in fiscal 1995. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses, and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

In connection with the acquisitions of Fifth Generation and Contact by Symantec and the acquisition of XTree by Central Point (See Notes 2 and 10), the Company recorded total charges of $25.9 million in fiscal 1994. The charges included $4.3 million for legal, accounting and financial advisory services, $7.6 million for the write-off of duplicative product related expenses and modification of certain development contracts, $3.6 million for the elimination of duplicative and excess facilities, $5.3 million for personnel severance and outplacement expenses, and $5.1 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

In connection with the acquisitions of Certus, Whitewater and MultiScope in fiscal 1993 (See Notes 2 and 10), Symantec incurred significant acquisition expenses for legal, accounting and financial advisory services and expenses related to the combination of the companies, including the elimination of duplicative and excess facilities and personnel. These expenses approximated $5.1 million in fiscal 1993.

During fiscal 1994, Symantec implemented a plan to consolidate and centralize certain operational activities. The plan was designed to reduce operating expenses and enhance operational efficiencies by centralizing certain order administration, technical support and customer service activities in Eugene, Oregon. The Company recorded a charge of $4.7 million which included $1.1 million for the elimination of duplicative and excess facility expenses, $1.5 million for the relocation of the Company's existing operations and equipment, $1.1 million for employee relocation expenses and $1.0 million for employee severance payments. The Company's centralization has been completed.

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restructuring of its operations in order to reduce its overall cost structure and to redirect its software development and marketing efforts away from the personal desktop computer market toward personal computer network markets. The charge included $6.2 million for employee severance, outplacement and relocation expenses, $5.6 million for the write-off of certain excess fixed and intangible assets, $1.8 million for lease abandonments and facility relocation and $2.4 million for the consolidation and discontinuance of certain operational activities and other related expenses. Of the total charges, $5.9 million resulted from the write-off of assets and $10.1 million involved cash outflows. This restructuring has been substantially completed.

During fiscal 1993, Symantec recorded a $4.4 million charge for expenses relating to the restructuring of certain operational functions within the Company. The plan was designed to reduce operating expenses and reallocate resources from DOS products to Windows and Development Tools products. This charge included $1.0 million for the elimination of excess facilities, $0.4 million for the relocation of certain employees and $3.0 million for outplacement expenses and severance payments associated with the reduction in staffing. This restructuring has been completed.

During fiscal 1993, Central Point incurred $0.7 million of charges related to the restructuring of its operations, including the sale of its manufacturing operation, personnel relocation and severance, and the write-off of certain property and equipment. This restructuring has been completed.

As of March 31, 1995, total accrued acquisition and restructuring expenses were $8.6 million and included $1.1 million for the modification of certain development contracts, $1.4 million for the elimination of duplicative and excess facilities, $1.3 million for employee severance, outplacement and relocation expenses and $4.8 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

During fiscal 1994, Central Point purchased from unrelated parties certain in-process software technologies for approximately $3.0 million which was immediately expensed.

During fiscal 1994, Symantec reached an agreement with the plaintiffs and Symantec's insurance carriers to settle two securities class action lawsuits and a related derivative lawsuit brought by stockholders of Symantec. The combined settlement amount of the cases was $19.0 million, approximately $12.5 million of which was paid by Symantec's insurance carriers. Symantec recorded a charge of $6.5 million representing Symantec's portion of the class action settlement.

During fiscal 1993, the Company recorded a $2.6 million charge for estimated total legal fees expected to be incurred in connection with the Borland civil lawsuit and the related criminal prosecution (See Note 11).


NOTE 11.  LITIGATION

On May 19, 1995, Personal Computer Peripherals Corporation ("PCPC") filed a lawsuit in the U.S. District Court for the District of Delaware against Symantec and five other companies, alleging that the defendants' products for backing up data on a computer network infringe a patent held by PCPC. The complaint seeks an injunction preventing the sale of infringing products. Symantec believes that the complaint has no merit.

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

On September 3, 1992, Borland International, Inc. ("Borland") filed a lawsuit in the Superior Court for Santa Cruz County, California against Symantec, Gordon E. Eubanks, Jr. (Symantec's President and Chief Executive Officer) and Eugene Wang (an Executive Vice President of Symantec who is a former employee of Borland). The complaint, as amended, alleges misappropriation of trade secrets, unfair competition, inducing breach of contract, interference with prospective economic advantage and unjust enrichment. Borland alleged that prior to joining Symantec, Mr. Wang transmitted to Mr. Eubanks confidential information concerning Borland's product and marketing plans. Borland claims damages in an unspecified amount. Symantec has denied the allegations of Borland's complaint and contends that Borland has suffered no damages from the alleged actions. Borland obtained a temporary restraining order and a preliminary injunction prohibiting the defendants from using, disseminating or destroying any Borland proprietary information or trade secrets. Symantec filed a cross complaint against Borland alleging that Borland had committed abuse of process and defamation in publishing statements that Symantec had acted in contempt of a temporary restraining order. The case is not being actively prosecuted at this time pending the outcome of the criminal proceedings, discussed below. Symantec believes the claims have no merit.

On September 2, 1992, the Scotts Valley, California police department, operating with search warrants for Borland proprietary and trade secret information, searched Symantec's offices and the homes of Messrs. Eubanks and Wang and removed documents and other materials. On February 26, 1993, criminal indictments were filed against Messrs. Eubanks and Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On August 23, 1993, the Court recused the District Attorney's Office from prosecution of the action. On October 5, 1993, the State Attorney General and the District Attorney's Office filed a Notice of Appeal of the Order. The matter is still pending in the appellate court. Symantec believes the criminal charges against Messrs. Eubanks and Wang have no merit.

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

On July 20, 1992 and in a subsequent amendment, EKD and Mr. Green answered Symantec's complaint denying all liability and asserting counterclaims against Symantec and Lee Rautenberg, a former principal of DMA. In May 1993, EKD and Mr. Green were granted permission to file a Second Amended Answer and counterclaims that dropped every previously raised claim and now allege that DMA obtained the temporary restraining order and preliminary injunction in bad faith and that DMA, Symantec and Mr. Rautenberg breached certain license agreements and violated certain federal and New York State antitrust laws. In February 1995, DMA was granted leave to file an Amended Complaint, which EKD subsequently responded to by a Third Amended Answer and Counterclaims virtually identical to EKD's Second Amended pleading. Symantec believes the charges made by EKD and Mr. Green have no merit.

Subsequent to the acquisition of DMA by Symantec, Peter Byer, a former sales and marketing employee of DMA, filed a lawsuit in the Supreme Court of the State of New York against DMA, Symantec and Lee Rautenberg (who was formerly President of
DMA). The lawsuit alleges that Peter Byer was orally promised an 8% equity interest in DMA in connection with his performance of services, that he was underpaid commissions under DMA's commission plan, and that DMA was unjustly enriched because it paid Mr. Byer less than the fair value of his services. The lawsuit seeks damages of at least $5.3 million. Symantec believes the charges have no merit. Furthermore, Mr. Rautenberg and the other stockholders of DMA have an obligation to indemnify Symantec for any liabilities resulting from this action.

Symantec is involved in other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously and although an adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period.

NOTE 12.  SEGMENT INFORMATION

Symantec operates in the microcomputer software industry business segment. The Company markets its products in the United States and in foreign countries primarily through retail and distribution channels.

INFORMATION BY GEOGRAPHIC AREA


                                                                                Year Ended March 31,
                                                            ----------------------------------------
(In thousands)                                                    1995           1994           1993
- -------------------------------------------------           ----------     ----------     ----------
NET REVENUES:
   Domestic operations:
     Domestic customers                                     $  219,259     $  219,032     $  237,822
     Foreign customers                                          16,977         33,504         40,382
     Intercompany                                                1,393            496            180
                                                            ----------     ----------     ----------
                                                               237,629        253,032        278,384
   Foreign operations:
     Customers                                                  98,631         75,763         66,422
     Intercompany                                                   65             58            101
                                                            ----------     ----------     ----------
                                                                98,696         75,821         66,523
   Eliminations                                                 (1,458)          (554)          (281)
                                                            ----------     ----------     ----------
                                                            $  334,867     $  328,299     $  344,626
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
OPERATING INCOME (LOSS):
   Domestic operations                                      $   15,625     $  (72,198)    $  (49,528)
   Foreign operations                                           22,299          9,984         (4,447)
   Eliminations                                                   (793)          (305)           (21)
                                                            ----------     ----------     ----------
                                                            $   37,131     $  (62,519)    $  (53,996)
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------



                                                                                           March 31,
                                                            ----------------------------------------
(In thousands)                                                    1995           1994           1993
- -------------------------------------------------           ----------     ----------     ----------
IDENTIFIABLE ASSETS:
   Domestic operations                                      $  179,487     $  152,880     $  194,196
   Foreign operations                                           41,828         35,912         36,698
                                                            ----------     ----------     ----------
                                                            $  221,315     $  188,792     $  230,894
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------

Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions.

SIGNIFICANT CUSTOMERS

The following customers accounted for more than 10% of net revenues during fiscal 1995, 1994 and 1993:


                                                                                Year Ended March 31,
                                                            ----------------------------------------
                                                                  1995           1994           1993
                                                            ----------     ----------     ----------
Ingram Micro D                                                     22%            17%            15%
Merisel                                                            11             13             13

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYMANTEC CORPORATION
                                   (Registrant)

                              By        /s/ Gordon E. Eubanks, Jr.
                                 -----------------------------------------------
                                        (Gordon E. Eubanks, Jr.,
                                        President and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


           Signature                                    Title                      Date
- ---------------------------------------      ---------------------------      ---------------
CHIEF EXECUTIVE OFFICER:

   /s/ Gordon E. Eubanks, Jr.                President, Chief Executive       June 6, 1995
- ---------------------------------------      Officer and Director
     (Gordon E. Eubanks, Jr.)

CHIEF FINANCIAL OFFICER:

   /s/ Robert R. B. Dykes                    Executive Vice President/        June 6, 1995
- ---------------------------------------      Worldwide Operations and
     (Robert R. B. Dykes)                    Chief Financial Officer

CHIEF ACCOUNTING OFFICER:

   /s/ Howard A. Bain III                    Vice President Finance and       June 6, 1995
- ---------------------------------------      Chief Accounting Officer
     (Howard A. Bain III)


DIRECTORS:

   /s/ Charles M. Boesenberg                 Director                         June 6, 1995
- ---------------------------------------
     (Charles M. Boesenberg)


   /s/ Walter Bregman                        Director                         June 6, 1995
- ---------------------------------------
     (Walter Bregman)


   /s/ Carl D. Carman                        Chairman of the Board            June 6, 1995
- ---------------------------------------
     (Carl D. Carman)


   /s/ Robert S. Miller                      Director                         June 6, 1995
- ---------------------------------------
     (Robert S. Miller)


                                             Director                         June 6, 1995
- ---------------------------------------
     (Leslie L. Vadasz)

                                                                     SCHEDULE II
                              SYMANTEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                             Balance at     Charged to                    Balance at
                                              Beginning      Costs and                           End
Classification                                of Period       Expenses     Deductions      of Period
- ----------------------------------------     ----------     ----------     ----------     ----------
Allowance for doubtful accounts:
    Year ended March 31, 1993                $    3,177     $    2,216     $   (1,452)    $    3,941
    Year ended March 31, 1994                     3,941          1,850         (1,457)         4,334
    Year ended March 31, 1995                     4,334            564           (696)         4,202