Form 10-K/A
period 1995-03-31
SYMANTEC CORP
filed 1995-07-31
CIK 849399

- ------------------------------------------------------------------------

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.   20549
                          FORM 10-K/A-1

(MARK ONE)

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
        ENDED MARCH 31, 1995.
                               OR
/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________.

                 COMMISSION FILE NUMBER  0-17781

- -------------------------------------------------------------------------

                      SYMANTEC  CORPORATION
     (Exact name of registrant as specified in its charter)

                  DELAWARE                     77-0181864
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)      Identification No.)

     10201 TORRE AVENUE, CUPERTINO, CALIFORNIA   95014-2132
     (Address of principal executive offices)    (zip code)

 Registrant's telephone number, including area code:  (408) 253-9600

- -------------------------------------------------------------------------

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

                          $877,160,943

Number of shares outstanding of each of the registrant's classes of common stock as of June 1, 1995:

                           38,241,349

               DOCUMENTS INCORPORATED BY REFERENCE
                              NONE

                      SYMANTEC CORPORATION
                          FORM 10-K/A-1
            FOR THE FISCAL YEAR ENDED MARCH 31, 1995
                        TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                            PART III.

Item 10. Directors and Executive Officers of the Registrant...........  3

Item 11. Executive Compensation.......................................  7

Item 12. Security Ownership of Certain Beneficial Owners and
          Management.................................................. 10

Item 13. Certain Relationships and Related Transactions............... 12

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND MANAGEMENT.

The directors, executive officers and key employees of Symantec are as follows:

NAME                       AGE   POSITION
- ----                       ---   --------
Gordon E. Eubanks, Jr.      48   President, Chief Executive
                                 Officer and Director
Robert R. B. Dykes          45   Executive Vice President,
                                 Worldwide Operations
                                 and Chief Financial Officer
John C. Laing               44   Executive Vice President,
                                 Worldwide Sales
Eugene Wang                 38   Executive Vice President,
                                 Applications and Development Tools
Ellen W. Taylor             57   Vice President and General
                                 Manager, Peter Norton
                                 Computing Group
Ted Schlein                 31   Vice President, Enterprise
                                 Solutions
Derek Witte                 38   Vice President and General
                                 Counsel
Carl D. Carman(1)           59   Chairman of the Board and
                                 Director
Charles M. Bosenberg        47   Director
Walter W. Bregman(2)        61   Director
Robert S. Miller(1)         53   Director
Leslie L. Vadasz(2)(3)      58   Director
_________________
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.
(3)  Served as member of the Audit Committee until September
     1994.

Directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal. Executive officers are chosen by and serve at the discretion of the Board of Directors. There is no family relationship between any director or executive officer of Symantec and any other director or executive officer of Symantec.

GORDON E. EUBANKS, JR. is the President and Chief Executive Officer of Symantec. He has served as a director of Symantec since November 1983 and as the President and Chief Executive Officer of Symantec since October 1986.
Mr. Eubanks also served as Symantec's Chairman of the Board from November 1983 to October 1986 and from November 1990 to January 1993. Previously, Mr. Eubanks was Vice President of Digital Research Inc.'s commercial systems division, where he was responsible for the development and marketing of all system software products. He left Digital Research in September 1983. Mr. Eubanks founded Compiler Systems, Inc. and authored its products: CBASIC, one of the first successful languages on personal computers, and CB80, a compiled version of CBASIC. Compiler Systems was acquired by Digital Research in August of 1981. Mr. Eubanks received his Bachelor of Science degree in Electrical Engineering from Oklahoma State University. He received his Masters degree in Computer Science from Naval Postgraduate School in Monterey, California. Mr. Eubanks was a commissioned officer in the United States Navy from 1970 to 1979 serving in the Nuclear Submarine Force. Mr. Eubanks is also a director of NetFRAME Systems, Inc. and Truevision, Inc. He is a member of the IEEE and ACM.

On February 26, 1993, criminal indictments were filed against Mr. Eubanks for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. Symantec believes that the charges have no merit.

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

EUGENE WANG is Executive Vice President, Applications and Development Tools. Mr. Wang joined Symantec in September 1992. From September 1988 to September 1992, Mr. Wang held a number of manangement positions at Borland International, Inc. At the time of his departure from Borland, Mr. Wang was the vice president and general manager of languages, and was responsible for the product management and marketing of four product lines. From 1983 to September 1988, Mr. Wang was worked for Gold Hill Computers, Inc. During that time, Mr. Wang became the vice president of marketing and a director. Mr. Wang holds a Bachelor of Science degree in computer science from the University of California at Berkeley.

On February 26, 1993, criminal indictments were filed against Mr. Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. Symantec believes that the charges have no merit.

ELLEN W. TAYLOR is Vice President and General Manager, Desktop Utility Products. Ms. Taylor joined Symantec in 1991 and is responsible for all development activities pertaining to Symantec's utility products. From 1987 until joining Symantec, Ms. Taylor was vice president, product marketing at Interleaf, Inc. Ms. Taylor also worked at Computer Associates from 1980 until 1987 as manager of several departments, including special projects, operating systems support, quality assurance, documentation and product resources. Ms. Taylor holds a Bachelor of Arts in psychology from San Diego State University and an associates degree in computer science from Palomar College, San Marcos, California.

TED SCHLEIN is Vice President, Enterprise Solutions and is responsible for overseeing the marketing and development of enterprise products, focusing on network management and client/server front-end development tools and their supporting technologies. Mr. Schlein has been an employee of the Company since June 1986, and during that time has served in a variety of management positions, including Vice President, Business Development, Vice President, European Business Development and Vice President, Data Management Group. Mr. Schlein holds a Bachelor of Science degree in Economics from the University of Pennsylvania.

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

CARL D. CARMAN has been a director of Symantec since May 1984. Mr. Carman was appointed as Symantec's Chairman of the Board in January 1993. Mr. Carman first became a director of Symantec when he was elected to represent Masters Fund, a venture capital firm, on the Board. Mr. Carman has been a partner in Hill, Carman Ventures, a venture capital firm, since April 1989. Mr. Carman has also been a partner in Masters Fund since October 1983. Prior to founding Masters Fund in October 1983, he served from October 1979 to October 1983 as a Vice President of Research and Development and then as Executive Vice President of Technology at NBI, an office automation manufacturing company. Prior to that, Mr. Carman was the Vice President of Engineering at Data General Corporation. Mr. Carman holds a Bachelor of Science degree in Engineering from the University of Kentucky.

CHARLES M. BOESENBERG has been a director of Symantec since June 16, 1994, and provides certain consulting services to Symantec. Mr. Boesenberg is currently the President and Chief Executive Officer of Ashtech, Inc., a position that he assumed in January 1995. Mr. Boesenberg was an Executive Vice President of Symantec from June 1, 1994, when Symantec acquired Central Point Software, Inc. and continued in that capacity until December 1994. In February of 1992, Mr. Boesenberg joined Central Point as its President and Chief Operating Officer, and was elected as its Chief Executive Officer and Chairman in March 1992, and continued in those positions until the acquisition of Central Point by Symantec. From February 1989 to June 1991, Mr. Boesenberg was the Executive Vice President, Marketing of MIPS Computers Systems, Inc., a semiconductor and computer systems company, and from July 1991 to January 1992, he was the President of that company. From February 1987 to February 1991, Mr. Boesenberg was the Senior Vice President of U.S. Sales and Marketing at Apple Computer. Mr. Boesenberg holds a Bachelor of Science in mechanical engineering from Rose Hulman Institute of Technology and an Master of Science in business administration from Boston University. Mr. Boesenberg is also a director of AER Energy Resources Inc. and Merix Corporation.

WALTER W. BREGMAN has been a director of Symantec since his appointment by the Board in October 1988. Mr. Bregman has been Chairman and co-CEO of S&B Enterprises, a consulting firm, since March 1988, and since December 1992 has been President and CEO of Golf Scientific, Inc., a company which produces and sells golf instructional equipment. From July 1985 until June 1987, Mr. Bregman was President and owner of the Cormorant Beach Club. During the period from March 1979 through February 1985, Mr. Bregman was President, Playtex U.S.; President, Playtex Products; President, International Playtex, Inc.; member of the Board, Senior Vice President, Esmark; and Senior Vice President, Beatrice Inc. He has also been Vice President of Marketing and Advertising of Gallo Winery and President of NCK, Inc., an advertising agency in Europe. Mr. Bregman holds a Bachelor of Arts in English from Harvard College. Mr. Bregman is also a director and Chairman of the Board of RasterOps Corporation.

ROBERT S. MILLER has been a director of Symantec since his appointment by the Board in September of 1994. From April 1992 until February 1993 he was a senior partner at James D. Wolfensohn, Inc., a New York investment banking firm. From 1979 until March 1992, he was an executive of Chrysler Corporation, where he served in various capacities, including as Vice Chairman of the Board and Chief Financial Officer. Mr. Miller holds a Bachelor of Arts in Economics from Stanford University, a law degree from Harvard Law School and a Masters of Business Administration from Stanford University's Graduate School of Business. Mr. Miller is also a director of Fluke Corporation, Federal Mogul Corporation, Pope & Talbot Inc. and Coleman Company, and is the Chairman of the Board of Morrison-Knudsen Corporation.

LESLIE L. VADASZ has been a director of Symantec since his appointment by the Board in June 1991. Mr. Vadasz is Senior Vice President of Intel Corporation and has been an employee of Intel since it was founded in 1968. Mr. Vadasz has held a variety of Engineering Management and General Management roles, and currently is Director of Corporate Business Development of Intel. Mr. Vadasz holds a Bachelor of Science in Electrical Engineering from McGill University and is a fellow of the IEEE. Mr. Vadasz is also a director of Intel Corporation.

BOARD MEETINGS AND COMMITTEES

During the fiscal year ended March 31, 1995, the Board of Symantec held a total of 8 meetings. The Board has an Audit Committee and a Compensation Committee. The Board does not have a nominating committee or a committee performing a similar function.

Messrs. Carman and Miller are currently the members of Symantec's Audit Committee, which met four times during the fiscal year ended March 31, 1995. The Audit Committee meets with Symantec's outside auditors and reviews Symantec's accounting policies and internal controls.

Messrs. Bregman and Vadasz are currently the members of Symantec's Compensation Committee, which met five during the fiscal year ended March 31, 1995. The Compensation Committee recommends cash-based compensation for executive officers of Symantec.

DIRECTORS' COMPENSATION

Messrs. Bregman and Miller each received $6,000, $6,000 in fiscal 1995 for attending Board meetings. Messrs. Bregman, Miller and Vadasz are entitled to receive $1,500 per meeting of the Board or a Committee of the Board which they attend. All members of the Board are reimbursed for invoiced out-of-pocket expenses that they incur in attending Board meetings.

Mr. Boesenberg, who was also an executive officer of Symantec during fiscal 1995, has an employment and consulting agreement with Symantec that states the terms of his compensation. Pursuant to that agreement, Mr. Boesenberg was an employee of Symantec until December 31, 1994, and since that time has been a consultant to Symantec. A description of that agreement is provided in the second paragraph of the section entitled "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" under Item 13.

Mr. Bregman began to provide services to Symantec as a marketing consultant in July 1995. In exchange for these services, Mr. Bregman has been included for coverage under Symantec's Employee Medical Plan.

During fiscal 1995, Messrs. Bregman and Vadasz each received a non-qualified stock option to purchase 11,250 shares of Symantec's Common Stock at an exercise price of $15.25 per share. During fiscal 1995, Mr. Miller received a non-qualified stock option to purchase 16,000 shares of Symantec's Common Stock at an exercise price of $15.375 per share. During fiscal 1995, Mr. Carman received a non-qualified stock option to purchase 20,000 shares of Symantec's Common Stock at an exercise price of $15.25 per share. Each of these options were granted automatically, pursuant to Symantec's 1993 Directors Stock Option Plan (the "1993 Directors Plan"). During fiscal 1995, Mr. Boesenberg, who was an executive officer of Symantec until December 31, 1994, and continues to provide consulting services to Symantec, was granted an incentive stock option to purchase 9,302 shares of Symantec's Common Stock at an exercise price of $10.75 and non-qualified stock options to purchase an aggregate of 54,698 shares of Symantec's Common Stock at a weighted average exercise price of $12.99 under Symantec's 1988 Employees Stock Option Plan, and a non-qualified option to purchase 16,000 shares of Symantec's Common Stock at an exercise price of $17.5625 per share under the 1993 Directors Plan. Until September 1994, the 1993 Directors Plan provided for an automatic initial grant of options for 30,000 shares of Symantec's Common Stock to each new non-employee director and automatic annual grants of options for 11,250 shares of Symantec's Common Stock to each continuing non-employee director other than the Chairman, and 20,000 shares of Symantec's Common Stock to the Chairman. Effective in September 1994, the 1993 Directors Plan was amended to reduce the initial grant to new directors from 30,000 to 16,000 shares, to reduce the annual grant for continuing non-employee directors other than the Chairman from 11,250 to 6,000 shares, and to reduce the total number of shares authorized for issuance from 600,000 to 450,000 shares. The annual grant to the Chairman remains as 20,000 shares.

COMPLIANCE UNDER SECTION 16(A) OF THE EXCHANGE ACT

Section 16 of the Exchange Act requires Symantec's directors and officers, and persons who own more that 10% of Symantec's Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC and the Nasdaq National Market. Such persons are required by SEC regulation to furnish Symantec with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of such forms furnished to Symantec and written representation from the executive officers and directors, Symantec believes that all Section 16(a) filing requirements were met in fiscal 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ending March 3l, 1995, Symantec's Compensation
Committee initially consisted of Walter W. Bregman and L. John Doerr.
Mr. Doerr resigned from the Board on September 27, 1994, and Leslie L. Vadasz was appointed to fill the vacancy on the Compensation Committee created by Mr. Doerr's resignation. None of Mr. Bregman, Mr. Doerr or Mr. Vadasz has ever been an officer of Symantec or any of its subsidiaries, and none has any relationship with Symantec requiring disclosure under any paragraph of Item
404 of Regulation S-K.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth all compensation awarded, earned or paid for services rendered in all capacities to Symantec and its subsidiaries during each of the fiscal years ended on or about March 31, 1993, 1994 and 1995 to Symantec's Chief Executive Officer and Symantec's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the fiscal year ended
March 31, 1995. This information includes the dollar values of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Symantec does not grant stock appreciation rights and has no other long term compensation benefits.

SUMMARY COMPENSATION TABLE

               ANNUAL COMPENSATION                                      LONG-TERM
                                                                       COMPENSATION
Name & Principal                                         Other Annual     Stock         All Other
Position                  Year   Salary($)     Bonus($)  Compensation   Options (#)  Compensation ($)
- ----------------          ----   ---------     --------  ------------   -----------  ----------------
Gordon E. Eubanks         1995    350,000      187,842     1,940 (3)            0       15,509 (5)
President and Chief       1994    329,167      116,470     5,500 (3)      200,000       16,671 (5)
Executive Officer         1993    257,680       47,398     2,750 (3)            0       20,827 (5)

Robert R.B. Dykes         1995    296,667      109,514     3,249 (3)       30,000        3,210 (6)
EVP World-Wide            1994    270,833       81,516     9,898 (3)      110,000        3,690 (6)
Operations & CFO          1993    238,542       29,127     9,673 (3)            0        1,688 (6)

John C. Laing             1995    337,669       47,882       825 (3)      23,000        29,390 (7)
EVP World-                1994    338,711 (1)   35,843     2,981 (3)      20,000        30,669 (7)
Wide Sales                1993    335,684 (1)   10,869       849 (3)     190,000 (4)    28,264 (7)

Eugene Wang               1995    246,667       64,013     2,288 (3)      20,000         4,920 (8)
EVP Applications and      1994    240,000       55,301         0               0         6,590 (8)
Development Tools         1993    140,000 (2)   28,183         0         100,000         4,320 (9)

Ellen Taylor              1995    195,417       71,801     3,050 (3)      12,000         4,700 (10)
VP and Gen. Mgr.,         1994    154,042       58,459         0          37,000         5,203 (10)
Peter Norton Group        1993    106,964       15,388         0          33,000         2,865 (10)

____________
(1) Includes (a) commissions of $151,186, $142,044 and $137,669, respectively, for each of 1993, 1994 and 1995.

(2) Represents a partial year's salary for the fiscal year ending April 1, 1994 (employment began September 1, 1992).

(3)  Automobile allowance.

(4) Includes an original grant of an option to purchase 75,000 shares in April 1992 that was repriced in September 1992. The remaining shares represent options granted prior to April 1992 that were repriced in September 1992.



(5) Includes $19,139 of interest forgiven in 1993, $13,880 of interest forgiven in 1994 and $12,361 of interest forgiven in 1995, $1,688, $2,791 and $3,148, respectively, of matching contributions to Symantec's 401(k) plan in 1993, 1994 and 1995.

(6) Consists of $1,688, $3,690 and $3,210, respectively of matching contributions to Symantec's 401(k) plan in 1993, 1994 and 1995.

(7) Consists of $26,331 of mortgage assistance in each of 1993, 1994 and 1995, and $1,933, $4,338 and $3,059, respectively, of matching contributions to Symantec's 401(k) plan in 1993, 1994 and 1995.

(8) Includes $6,590 and $4,920 of matching contributions to Symantec's 401(k) plan in 1994.

(9)  Relocation assistance.

(10) Consists of $2,865, $5,203, and $4,700, respectively, of matching contributions to Symantec's 401(k) plan in 1993, 1994 and 1995.

OPTION GRANTS IN FISCAL 1995

The following table sets forth further information regarding individual grants of options to purchase Symantec's Common Stock during the fiscal year ended March 31, 1995 to each of the executive officers named in the Summary Compensation Table above. All grants were made pursuant to Symantec's 1988 Employees Stock Option Plan. In accordance with the rules of the SEC, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective ten-year terms based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the respective option terms. Actual gains, if any, on option exercises are dependent on the future performance of Symantec's Common Stock and overall market conditions. There can be no assurances that the potential realizable values shown in this table will be achieved.

                                 Individual Grants
                 -----------------------------------------------------   Potential Realizable Value
                                                                          At Assumed Annual Rates
                   # Shares       % of Total                            Of Stock Price Appreciation
                  Underlying   Options Granted  Exercise                     For Option Term (3)
                   Options     to Employees In    Price     Expiration     ---------------------
Name             Granted (1)   Fiscal Year (2)   ($/Shr)       Date            5%         10%
- ----             -----------   ---------------   -------       ----        ---------------------
Gordon Eubanks          0            0%             N/A           N/A             0            0
Robert Dykes       30,000          1.0%          $10.50       6/30/04      $198,101     $502,029
John Laing         23,000          0.8%          $10.50       6/30/04      $151,878     $384,889
Eugene Wang        20,000          0.7%          $10.50       6/30/04      $132,067     $334,686
Ellen Taylor       12,000          0.4%          $17.6875    11/15/04      $133,483     $338,271


(1) Stock options are granted with an exercise price equal to the fair market value of Symantec Common Stock on the date of grant. Options granted under Symantec's 1988 Stock Option Plan generally become exercisable 25% after the first year and ratably in monthly increments over the succeeding three years. Options lapse after ten years or, if earlier, 90 days after termination of employment.

(2) Symantec granted options on a a total of 2,969,966 shares to employees and consultants in fiscal 1995.

(3) The 5% and 10% assumed rates of annual compound stock price appreciation are mandated by rules of the SEC and do not represent Symantec's estimate or projection of future Symantec Common Stock prices.

                                      8

AGGREGATE OPTION EXERCISES IN FISCAL 1995 AND MARCH 31, 1995 OPTION VALUES

                                                           Number Of Shares             Value Of Unexercised
                                                        Underlying Unexercised          In-The-Money Options
                        Shares                         Options At March 31, 1995      At March 31, 1995 ($) (1)
                     Acquired On         Value
Name                 Exercise (#)     Realized ($)    Exercisable/Unexercisable   Exercisable / Unexercisable
- ---------------------------------------------------------------------------------------------------------------
Gordon Eubanks           ---               ---            350,832 / 104,168         $4,955,149 / $1,113,288

Robert Dykes             ---               ---            107,916 /  82,084         $  943,977 / $  944,772

John Laing            15,000          $131,875            162,770 /  53,730         $2,718,191 / $  661,527

Eugene Wang           25,000          $172,500             37,500 /  57,500         $  466,412 / $  725,150

Ellen Taylor           8,888          $ 67,374             15,852 /  36,667         $  123,933 / $  264,022

(1) The valuations shown above for unexercised in-the-money options are based on the difference between the option exercise price and the fair market value of the stock on March 3l, 1995 ($23.4375 per share). These values have not been, and may never be, realized.

(2) The value realized for option exercises is the aggregate fair market value of Symantec Common Stock on the date of exercise less the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of July 1, 1995, with respect to the beneficial ownership of Symantec Common Stock by (i) each stockholder known by Symantec to be the beneficial owner of more than 5% of Symantec Common Stock, (ii) each director of Symantec, (iii) each executive officer of Symantec named in the Summary Compensation Table (see "Compensation of Executive Officers" below), and (iv) all current executive officers and directors of Symantec as a group.

      Name and Address                    Amount and Nature of        Percent
     of Beneficial Owner                 Beneficial Ownership (1)    of Class
     -------------------                 ------------------------    ---------
     FMR Corporation                              3,736,840            9.7%
     82 Devonshire Street
     Boston, MA 02109

     Ardsley Advisory Partners                    3,316,500            8.6%
     646 Steamboat Road
     Greenwich, CT 06830

     State of Wisconsin Investment Board          2,142,000            5.6%
     P.O. Box 7842
     121 East Wilson Street
     Madison, WI 53707

     Gordon E. Eubanks, Jr. (2)                     520,705            1.4%

     John C. Laing (3)                              194,058              *

     Robert R.B. Dykes (4)                          178,379              *

     Charles Boesenberg (5)                         158,867              *

     Carl D. Carman (6)                             101,250              *

     Walter W. Bregman (7)                           84,750              *

     Leslie L. Vadasz (8)                            79,750              *

     Robert S. Miller (9)                            24,000              *

     Eugene Wang (10)                                53,334              *

     Ellen Taylor (11)                               21,570              *

     Ted Schlein (12)                               112,460              *

     All current Symantec executive
       officers and directors as a group
       (13 persons) (13)                          1,551,606            4.0%

____________________
*   Less than 1%.

(1) The information above is based upon information supplied by officers and directors, and, with respect to principal stockholders, Schedules 13G and 13D (if any) filed with the SEC. Unless otherwise indicated below, the persons named in the table had sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)  Includes 367,500 shares subject to options exercisable within 60 days.

(3)  Includes 177,333 shares subject to options exercisable within 60 days.


(4)  Includes 124,375 shares subject to options exercisable within 60 days.

(5)  Includes 155,869 shares subject to options exercisable within 60 days.

(6)  Includes 101,250 shares subject to options exercisable within 60 days.

(7)  Includes 69,750 shares subject to options exercisable within 60 days.

(8)  Includes 79,750 shares subject to options exercisable within 60 days.

(9)  Includes 22,000 shares subject to options exercisable within 60 days.

(10) Includes 53,334 shares subject to options exercisable within 60 days.

(11) Includes 21,175 shares subject to options exercisable within 60 days.

(12) Includes 77,472 shares subject to options exercisable within 60 days.

(13) Includes 1,274,143 shares subject to options exercisable within 60 days, including the options described in notes (2)-(12).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

In March 1989, Symantec sold 45,000 shares of Symantec Common Stock to Gordon
E. Eubanks, Jr., at a per share price of $2.67. Mr. Eubanks paid for the shares with a $120,000, 9% promissory note payable in four years. On
March 23, 1993, the promissory note representing this indebtedness became due and was replaced with a new nine-year promissory note, bearing interest at 6%. So as long as Mr. Eubanks remains employed by Symantec, accrued interest on the note will be forgiven annually and Symantec will pay
Mr. Eubanks the amount of his tax liability on such forgiveness. As of March 31, 1995, the outstanding principal balance on this note was $120,000.

In August 1989, Symantec entered into a Housing Assistance Agreement with John C. Laing, whereby Symantec agreed to pay Mr. Laing $2,194 per month towards the mortgage on his residence until July 1, 1996, unless certain events occur, including the sale of the residence or Mr. Laing's termination of employment with Symantec. If the residence is sold, Mr. Laing must pay Symantec approximately 20% of any gain on such sale, and, if the residence is not sold by July 1, 1996, Mr. Laing must pay Symantec approximately 20% of any appreciation in the value of the residence as of that date.

In connection with the merger of Peter Norton Computing, Inc. with and into Symantec, (the "Norton Merger"), Symantec and Peter Norton, who was a member of the Board until September 1994, entered into a Publicity Agreement pursuant to which Mr. Norton has granted to Symantec a perpetual, exclusive license to use his name and image for computer software products for a royalty equal to the greater of 1% of net sales of products bearing Mr. Norton's name or 0.4% of the suggested retail price of such products. Mr. Norton also has agreed to make himself available until August 31, 1995 for certain personal appearances, press conferences and other public appearances.
 Mr. Norton may terminate the agreement if Symantec fails to pay Mr. Norton an average of at least $30,000 of royalties in any three consecutive years. For the fiscal years ended April 2, 1993, April 1, 1994 and March 31, 1995 the amount of these royalties payable to Mr. Norton was approximately $1.4 million, $1.6 million and 1.9 million, respectively.

As a condition of the Norton Merger, Symantec amended its present Registration Rights Agreement, to include Mr. Norton as a holder (collectively, the "Holders"), thereby extending to Mr. Norton certain rights to register the shares of Symantec Common Stock received in the Norton Merger under the Securities Act. The Registration Rights Agreement entitles the Holders, whenever Symantec proposes to register any of its securities under the Securities Act, either for its own account or the accounts of its security holders, to notice of such registration and to include shares of such Common Stock therein, subject to certain conditions and limitations.
The Holders of a majority of the shares with registration rights may require Symantec, on not more than two occasions with respect to registration on forms other than Form S-3 (Mr. Norton being only allowed to make one such demand) and on an unlimited number of occasions with respect to registrations on Form S-3, to register all or a part of their registrable shares under the Securities Act, and Symantec is required to use its best efforts to effect such registration, subject to certain conditions and limitations. Generally, Symantec is required to bear the expense of all such registrations (other than those on Form S-3) except for underwriting discounts and commissions. The foregoing registration rights under the amended Registration Rights Agreement will terminate on January 1, 2000. Accordingly, Mr. Norton has the right to cause Symantec to use its best efforts to register some or all of his shares for resale.

Symantec has adopted provisions in its certificate of incorporation and by-laws that limit the liability of its directors and provide for indemnification of its officers and directors to the full extent permitted under Delaware law. Under Symantec's Certificate of Incorporation, and as permitted under the DGCL, directors are not liable to Symantec or its stockholders for monetary damages arising from a breach of their fiduciary duty of care as directors, including such conduct during a merger or tender offer. In addition, Symantec has entered into separate indemnification agreements with its directors and officers that could require Symantec, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. Such provisions do not, however, affect liability for any breach of a director's duty of loyalty to Symantec or its stockholders, liability for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, liability for transactions in which the director derived an improper personal benefit or liability for the payment of a dividend in violation of Delaware law. Such limitation of liability also does not limit a director's liability for violation of, or otherwise relieve Symantec or its directors from the necessity of complying with, federal or state securities laws or affect the availability of equitable remedies such as injunctive relief or rescission.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
 ARRANGEMENTS

In December 1991, Symantec entered into agreements with each of Robert R.B. Dykes, its Executive Vice President, Worldwide Operations and Chief Financial Officer, and John C. Laing, its Executive Vice President, Worldwide Sales providing for certain benefits to such executives in the event their employment is terminated without cause within one year after the occurrence of a merger, consolidation or similar transaction that results in a change in control of Symantec. "Change of control" includes (a) any consolidation or merger of Symantec with or into any other corporation or corporations in which the stockholders of Symantec immediately prior to the consolidation or merger do not retain a majority of the voting power of the surviving corporation, (b) a change in the majority of the Board resulting from any cash tender offer, exchange offer, merger or other business combination, sale of assets or contested election, or combination of the foregoing, or any sale of all or substantially all of the assets of Symantec. If, within one year after a change in control, Messrs. Dykes' or Laing's employment is terminated other than for cause or disability, Messrs. Dykes and/or Laing, as the case may be, would be entitled to receive severance pay equal to his base salary as of the date of such termination in accordance with Symantec's normal payroll practices for a period of one year, to have all unvested stock options become fully vested and exercisable in accordance with their terms notwithstanding any vesting schedule in such options to the contrary, and to have benefits provided to him as of the date of such termination under Symantec's health, dental, life, disability and other benefit plans continued for a period of one year. In addition, if any such payments would be subject to the tax imposed by Section 4999 of the U.S. Code, Messrs. Dykes and Laing would be entitled to receive additional amounts such that the net amount of the payments and benefits, after deduction of taxes, would be equal to the total aggregate original amount of the payments and benefits payable.

On June 1, 1994, Symantec entered into an Employment and Consulting Agreement with Charles M. Boesenberg (the "Employment Agreement") in connection with the acquisition by Symantec of Central Point, which was subsequently amended in December 1994. The Employment Agreement, as amended, provided for an employment period which began June 1, 1994 and continued to December 31, 1994 (the "Initial Employment Period"), and a period during which Mr. Boesenberg would act as a consultant to Symantec, beginning with the termination of his employment and continuing until January 1, 1996 (the "Consulting Period"). Mr. Boesenberg's base compensation during the Initial Employment Period was $235,000 per year; the base compensation during the Consulting Period is $360,000 per year. Mr. Boesenberg's compensation for the Consulting Period reflects compensation that would otherwise have been payable to Mr. Boesenberg under a pre-existing agreement with Central Point Software, Inc. due to the change in control of Central Point that was effected by Symantec's acquisition of Central Point. Under the Employment Agreement, Mr. Boesenberg waived all rights to receive compensation under that pre-existing agreement. In addition to base compensation, the Employment Agreement provided for Mr. Boesenberg to receive bonuses in the Initial Employment Period based on targets of $31,250 per quarter, and adjusted upward or downward based on a formula relating to the revenue and expenses of Symantec's Central Point business unit. The Employment Agreement provided for an additional bonus of either $25,000 or $100,000 if Symantec's Central Point business unit fully met its revenue goals for at least three quarters during the Initial Employment Period. Bonuses paid under the Employment Agreement were in lieu of bonuses that Mr. Boesenberg would otherwise have been eligible for under Symantec's management bonus plan. Mr. Boesenberg also received an option to purchase 50,000 shares of Symantec Common Stock, with an exercise price based on the fair market value on the date of grant, which vested as to 33,333 shares based upon the attainment of certain financial goals in each of the quarters ending September 30, 1994 and December 30, 1994. The Employment Agreement also provided that each outstanding option previously granted to Mr. Boesenberg by Central Point was immediately exercisable for an additional number of shares equal to that number of shares for which each such option would have become exercisable during the two years after the date of the acquisition. Mr. Boesenberg also received an option to purchase 16,000 shares of Symantec Common Stock in January 1995 under the CompanyOs 1988 Employees Stock Option Plan, and an option to purchase 14,000 shares of Symantec Common Stock under Symantec's 1993 Directors Stock Option Plan. Pursuant to the Employment Agreement, Mr. Boesenberg was also reimbursed for relocation expenses of approximately $134,000 incurred in moving from the Portland, Oregon area to Saratoga, California, and allowed to keep certain office equipment used by him. This reimbursement was in lieu of a comparable reimbursement that would have been provided pursuant to the pre-existing agreement referred to above. The Employment Agreement also provides that Mr. Boesenberg may not compete, directly or indirectly, with Symantec in the area of computer utility software for a period of four years.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SYMANTEC CORPORATION


                             By    /s/  Robert R. B. Dykes
                                   --------------------------------
                                   (Robert R. B. Dykes,
                                   Executive Vice President/Worldwide
                                   Operations and Chief Financial Officer)



                             By    /s/  Howard A. Bain
                                   --------------------------------
                                   (Howard A. Bain III,
                                   Vice President/Finance and Chief
                                   Accounting Officer)