Form 10-Q
period 1995-06-30
SYMANTEC CORP
filed 1995-08-04
CIK 849399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.   20549
                                    FORM 10-Q


(Mark One)
   /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 _____    Exchange Act of 1934 for the Quarterly Period Ended June 30, 1995.

                                       OR

 _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _____ .

                         Commission File Number  0-17781
--------------------------------------------------------------------------------

                              SYMANTEC  CORPORATION
             (Exact name of registrant as specified in its charter)


                      Delaware                         77-0181864
          (State or other jurisdiction of           (I.R.S. employer
           incorporation or organization)          identification no.)

        10201 Torre Avenue, Cupertino, California       95014-2132
         (Address of principal executive offices)       (zip code)

   Registrant's telephone number, including area code:  (408) 253-9600
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports 1 required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   x                   NO
                    -----                     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 28, 1995:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                 38,620,712 SHARES


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                      Quarterly Period Ended June 30, 1995
                                Table of Contents

                         PART I.  Financial Information
                                                                      Page
                                                                      ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
           as of June 30, 1995 and March 31, 1995....................   3

         Consolidated Statements of Income
           for the three months ended June 30, 1995 and 1994.........   4

         Consolidated Statements of Cash Flow
           for the three months ended June 30, 1995 and 1994.........   5

         Notes to Consolidated Financial Statements..................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

         Condition and Results of Operations.........................  10


                           PART II.  Other Information

Item 1.  Legal Proceedings...........................................  20

Item 5.  Other Information...........................................  20

Item 6.  Exhibits and Reports on Form 8-K............................  20

Signatures...........................................................  21

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS



                                                 June 30,      March 31,
(In thousands)                                     1995          1995
-------------------------------------------    -----------     ----------
ASSETS                                         (unaudited)
Current assets:
  Cash and short-term investments                 $113,725       $105,188
  Trade accounts receivable                         49,525         53,986
  Inventories                                        3,313          4,177
  Deferred income taxes                              8,172          9,939
  Other                                              5,858          6,339
                                                  --------       --------
   Total current assets                            180,593        179,629
Equipment and leasehold improvements                31,703         28,880
Purchased intangibles                                7,684          8,274
Other                                                4,785          4,532
                                                  --------       --------
                                                  $224,765       $221,315
                                                  --------       --------
                                                  --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $16,225        $17,919
  Accrued compensation and benefits                 10,840         12,347
  Other accrued expenses                            40,208         51,789
  Income taxes payable                               2,886          2,006
  Current portion of long-term obligations             464            524
                                                  --------       --------
   Total current liabilities                        70,623         84,585
Convertible subordinated debentures                 15,000         25,000
Long-term obligations                                  293            408
Commitments and contingencies
Stockholders' equity:
  Preferred stock (authorized: 1,000 shares;
     issued and outstanding: none)                      --             --
  Common stock (authorized: 70,000; issued and
     outstanding: 38,599 and 37,175 shares)            386            372
  Capital in excess of par value                   193,772        177,418
  Notes receivable from stockholders                  (144)          (144)
  Cumulative translation adjustment                 (3,401)        (2,860)
  Accumulated deficit                              (51,764)       (63,464)
                                                  --------       --------
     Total stockholders' equity                    138,849        111,322
                                                  --------       --------
                                                  $224,765       $221,315
                                                  --------       --------
                                                  --------       --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                                       June 30
                                                          ---------------------
(In thousands, except per share data; unaudited)             1995         1994
------------------------------------------------          ---------------------
Net revenues                                              $90,109      $83,113
Cost of revenues                                           14,915       16,653
                                                           -------     --------
  Gross margin                                             75,194       66,460
Operating expenses:
  Research and development                                 18,576       14,883
  Sales and marketing                                      38,366       35,990
  General and administrative                                4,849        4,437
  Acquisition and restructuring expenses                      (71)       9,545
                                                           ------       -------
     Total operating expenses                              61,720       64,855
                                                           ------       -------
Operating income                                           13,474        1,605
Interest income                                             1,625          553
Interest expense                                             (439)        (558)
Other income (expense), net                                   (36)        (125)
                                                           -------      -------
Income before income taxes                                 14,624        1,475
Provision for income taxes                                  2,924          428
                                                           -------      -------
Net income                                                $11,700      $ 1,047
                                                          --------     --------
                                                          --------     --------
Net income per share - primary                            $  0.29      $  0.03
                                                          --------     --------
                                                          --------     --------
Net income per share - fully diluted                      $  0.28      $  0.03
                                                          --------     --------
                                                          --------     --------
Shares used to compute net income per share - primary      40,603       35,941
                                                          --------     --------
                                                          --------     --------
Shares used to compute net income per share - fully
  diluted                                                  42,381       35,941
                                                          --------     --------
                                                          --------     --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Three Months Ended
                                                                       June 30
                                                            -------------------
(In thousands; unaudited)                                    1995         1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                               $11,700      $ 1,047
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization of equipment and
   leasehold improvements                                   3,914        3,381
  Amortization and write-off of capitalized software costs    935        2,151
  Deferred income taxes                                     1,767          156
  Net change in assets and liabilities:
   Trade accounts receivable                                4,463        7,851
   Inventories                                                868        2,461
   Other current assets                                       449       (1,088)
   Other assets                                                52           55
   Accounts payable                                        (1,645)     (10,920)
   Accrued compensation and benefits                       (1,485)      (2,727)
   Accrued other expenses                                 (11,566)       3,675
   Income taxes payable                                       908          139
                                                          --------     --------
Net cash provided by operating activities                  10,360        6,181
                                                          --------     --------
INVESTING ACTIVITIES:
 Capital expenditures                                      (6,809)      (2,595)
 Purchased intangibles                                       (655)      (1,286)
 Purchases of short-term investments                      (31,000)     (22,320)
 Proceeds from sales of short-term investments             25,158       10,800
                                                          --------     --------
Net cash used in investing activities                     (13,306)     (15,401)
                                                          --------     --------

FINANCING ACTIVITIES:
 Principal payments on long-term obligations                 (173)        (238)
 Net proceeds from sales of common stock and other          6,368        3,068
                                                          --------      -------
Net cash provided by financing activities                   6,195        2,830
                                                          --------      -------
Effect of exchange rate fluctuations on cash and cash
   equivalents                                               (554)        (948)
                                                          ---------     -------
Increase (decrease) in cash and cash equivalents            2,695       (7,338)
Beginning cash and cash equivalents                        22,772       32,911
                                                          ---------     -------
Ending cash and cash equivalents                          $25,467      $25,573
                                                          ---------    --------
                                                          ---------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION
The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of June 30, 1995 and for the three months ended June 30, 1995 and 1994 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K, as amended, for the year ended March 31, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 1995 and 1994 reflect amounts as of and for the periods ended June 30, 1995 and July 1, 1994, respectively.

NOTE 2.  BALANCE SHEET INFORMATION

                                                           June 30,   March 31,
(In thousands; unaudited)                                    1995         1995
-------------------------------------------------------  ----------------------
Cash and short-term investments:
  Cash                                                    $13,090      $12,325
  Cash equivalents                                         12,377       10,447
  Short-term investments                                   88,258       82,416
                                                         ---------    ---------
                                                         $113,725     $105,188
                                                         ---------    ---------
                                                         ---------    ---------
Trade accounts receivable:
  Receivables                                             $53,726      $58,188
  Less: allowance for doubtful accounts                    (4,201)      (4,202)
                                                         ---------    ---------
                                                          $49,525      $53,986
                                                         ---------    ---------
Inventories:
  Raw materials                                           $ 1,392      $   904
  Finished goods                                            1,921        3,273
                                                         ---------    ---------
                                                          $ 3,313      $ 4,177
                                                         ---------    ---------
                                                         ---------    ---------
Equipment and leasehold improvements:
  Computer equipment                                      $55,535      $49,983
  Office furniture and equipment                           20,080       19,659
  Leasehold improvements                                    8,923        8,236
                                                         ---------    ---------
                                                           84,538       77,878
  Less: accumulated depreciation and amortization         (52,835)     (48,998)
                                                         ---------    ---------
                                                          $31,703      $28,880
                                                         ---------    ---------
                                                         ---------    ---------
Purchased intangibles:
  Product rights                                          $30,692      $29,583
  Less:  accumulated amortization                         (23,008)     (21,309)
                                                         ---------    ---------
                                                          $ 7,684      $ 8,274
                                                         ---------    ---------
                                                         ---------    ---------

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED





                                                         June 30,      March 31,
(In thousands; unaudited)                                    1995          1995
--------------------------------------------------------  --------      -------
Other accrued expenses:
  Acquisition and restructuring expenses . . . . . . . .   $ 5,182      $ 8,614
  Deferred revenue . . . . . . . . . . . . . . . . . . .    14,728       22,556
  Marketing development funds. . . . . . . . . . . . . .     8,347        7,706
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    11,951       12,913
                                                          --------       ------
                                                           $40,208      $51,789
                                                          --------      -------
                                                          --------      --------



NOTE 3.  LINE OF CREDIT
The Company has a $10.0 million bank line of credit that expires in October 1995. The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (9.0% at June 30, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of June 30, 1995. At
June 30, 1995, there was approximately $0.5 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at June 30, 1995.

NOTE 4.  ACQUISITION AND RESTRUCTURING EXPENSES
Acquisition and restructuring expenses consist of the following:




                                                                       Three Months Ended
                                                                                  June 30,
                                                                   -----------------------
(In thousands)                                                         1995           1994
------------------------------------------------------------       --------          ------
Relocation of certain research and development activities          $  2,229          $   --
Central Point acquisition                                            (2,300)          9,000
SLR acquisition                                                          --             545
                                                                    --------         ------
Total acquisition and restructuring expenses                         $  (71)         $9,545
                                                                    --------         ------
                                                                    --------         ------


During February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan is designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During the quarter ended June 30, 1995, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel. The Company expects to incur remaining costs of $1.8 to $2.8 million for the relocation of the Company's existing research and development activities, equipment and personnel from Shelton, Connecticut to Cupertino, California. The Company expects to complete this relocation by December 1995.

In connection with the acquisitions of Central Point Software, Inc. ("Central Point") and SLR Systems, Inc. ("SLR"), Symantec recorded total acquisition charges of $9.5 million in the quarter ended June 30, 1994. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses, and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restucturing of its operations. In the quarter ended June 30, 1994, Symantec incurred $9.0 million of expenses related to the acquisition of Central Point. In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition and

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


restructuring expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the companies.

As of June 30, 1995, total remaining accrued acquisition and restructuring expenses were $5.2 million and included $1.0 million for the modification of certain development contracts, $1.3 million for the elimination of duplicative and excess facilities and $2.9 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

NOTE 5.  INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Symantec provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects U.S. federal, state and foreign income taxes.

NOTE 6.  NET INCOME PER SHARE

Net income per share is calculated using the treasury stock or the modified treasury stock method, as applicable. Common stock equivalents are attributable to outstanding stock options. Fully diluted earnings per share includes the assumed conversion of all of the outstanding convertible subordinated debentures.

NOTE 7.  LITIGATION

On May 19, 1995, Personal Computer Peripherals Corporation ("PCPC") filed a lawsuit in the U.S. District Court for the District of Delaware against Symantec and five other companies, alleging that the defendants' products for backing up data on a computer network infringe a patent held by PCPC. The complaint seeks unspecified damages and an injunction preventing the sale of infringing products. Symantec believes that the complaint has no merit.

On December 30, 1994, Software Engineering Carmel ("Carmel") filed a lawsuit in the U.S. District Court for the District of Oregon against Central Point, a wholly owned subsidiary of the Company. Carmel developed and maintains the anti-virus program distributed by Central Point. The complaint alleges that Central Point breached its contract with Carmel by not fulfilling an implied obligation under the contract to use its best efforts or, alternatively, its reasonable efforts to market the anti-virus program developed by Carmel. The complaint also alleges that Central Point violated the non-competition provision in its agreement by selling a competing anti-virus program, apparently based on Symantec's sale of its own anti-virus product. The complaint seeks damages in the amount of $6.75 million and a release of Carmel from its obligation not to sell competing products. Symantec believes the complaint has no merit.

On September 3, 1992, Borland International, Inc. ("Borland") filed a lawsuit in the Superior Court for Santa Cruz County, California against Symantec, Gordon E. Eubanks, Jr. (Symantec's President and Chief Executive Officer) and Eugene Wang (an Executive Vice President of Symantec who is a former employee of Borland). The complaint, as amended, alleges misappropriation of trade secrets, unfair competition, inducing breach of contract, interference with prospective economic advantage and unjust enrichment. Borland alleged that prior to joining Symantec, Mr. Wang transmitted to Mr. Eubanks confidential information concerning Borland's product and marketing plans. Borland claims damages in an unspecified amount. Symantec has denied the allegations of Borland's complaint and contends that Borland has suffered no damages from the alleged actions. Borland obtained a temporary restraining order and a preliminary injunction prohibiting the defendants from using, disseminating or destroying any Borland proprietary information or trade secrets. Symantec filed a cross complaint against Borland alleging that Borland had committed abuse of process and defamation in publishing statements that Symantec had acted in contempt of a temporary restraining order. The case is not being actively prosecuted at this time pending the outcome of the criminal proceedings, discussed below. Symantec believes that Borland's claims have no merit.

On September 2, 1992, the Scotts Valley, California police department, operating with search warrants for Borland proprietary and trade secret information, searched Symantec's offices and the homes of Messrs. Eubanks and Wang and removed documents and other materials. On February 26, 1993, criminal indictments were filed against Messrs. Eubanks and Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On August 23, 1993, the Court recused the District Attorney's Office from prosecution of the action. On October 5, 1993, the State Attorney General and the District Attorney's Office filed a Notice of Appeal of the Order, and that appeal was argued on July 11, 1995. The parties are awaiting a decision on that appeal. Symantec believes the criminal charges against Messrs. Eubanks and Wang have no merit.

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

On July 20, 1992 and in a subsequent amendment, EKD and Mr. Green answered Symantec's complaint denying all liability and asserting counterclaims against Symantec and Lee Rautenberg, a former principal of DMA. In May 1993, EKD and Mr. Green were granted permission to file a Second Amended Answer and counterclaims that dropped every previously raised claim and now allege that DMA obtained the temporary restraining order and preliminary injunction in bad faith and that DMA, Symantec and Mr. Rautenberg breached certain license agreements and violated certain federal and New York State antitrust laws.
In February 1995, DMA was granted leave to file an Amended Complaint, which EKD subsequently responded to by a Third Amended Answer and Counterclaims virtually identical to EKD's Second Amended pleading. Symantec believes that the claims asserted by EKD and Mr. Green have no merit.

Subsequent to the acquisition of DMA by Symantec, Peter Byer, a former sales and marketing employee of DMA, filed a lawsuit in the Supreme Court of the State of New York against DMA, Symantec and Lee Rautenberg (who was formerly President of DMA). The lawsuit alleges that Peter Byer was orally promised an 8% equity interest in DMA in connection with his performance of services, that he was underpaid commissions under DMA's commission plan, and that DMA was unjustly enriched because it paid Mr. Byer less than the fair value of his services. The lawsuit seeks damages of at least $5.3 million. Symantec believes the claims have no merit. Furthermore, Mr. Rautenberg and the other stockholders of DMA have an obligation to indemnify Symantec for any liabilities resulting from this action.

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously and although an adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period.

NOTE 8.  SUBSEQUENT EVENT

On July 6, 1995, Symantec announced a definitive agreement to acquire Delrina Corporation ("Delrina") for approximately 15 million shares of Symantec common stock. The Company expects to complete the acquisition in the quarter ending December 31, 1995 and expects to incur acquisition expenses related to the combination of the companies of approximately $25 to $30 million. The acquisition is expected to be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein. Due to a number of factors and risks, including the rapid change in hardware and software technology, market conditions, seasonality in the retail software market, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products by existing or new competitors and the significant risks associated with acquisitions of companies, technology and software product rights, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. The pending release of a new operating system ("Windows 95") by Microsoft is a particularly important event that increases the uncertainty and will likely increase the volatility of Symantec's operating results over the next year.

The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which had an immediate and significant adverse effect on the trading price of the Company's common stock. This may occur again in the future. Additionally, as a growing percentage of the Company's revenues are generated from enterprise software products which are frequently sold through site licenses and which often occur late in the quarter, the Company may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

Furthermore, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. In particular, investors' assessment of the impact of Microsoft's new operating system on Symantec's business may result in a significant increase in the volatility of Symantec's stock price during the first year after the introduction of Microsoft's new operating system.

Net income per share is calculated using the treasury stock or the modified treasury stock method (see Note 6 of Notes to Consolidated Financial Statements), as applicable. Increases in the price of the Company's common stock can have an adverse impact on the calculation of net income per share in that period.

During the quarter ended June 30, 1994, Symantec completed acquisitions of the following companies which were accounted for as poolings of interest:



                                                                                                 Acquired
                                                                                   Shares of      Company
                                                                                    Symantec        Stock
                                                                                      Common      Options
Companies Acquired                                    Date Acquired             Stock Issued      Assumed
----------------------------------------------        -------------             ------------     --------
Central Point Software, Inc. ("Central Point")         June 1, 1994              4,029,429        707,452
SLR Systems, Inc. ("SLR")                              May 31, 1994                170,093             --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                                    Three Months      Percent
                                                                           Ended       Change
                                                                         June 30,   in Dollar
                                                                   -------------
                                                                    1995     1994     Amounts
                                                                   -----     ----   ---------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . .    100%     100%        8%
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . .     17       20       (10)
                                                                   ----     ----
  Gross margin . . . . . . . . . . . . . . . . . . . . . . . . .     83       80        13
Operating expenses:
  Research and development . . . . . . . . . . . . . . . . . . .     21       18        25
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . .     42       43         7
  General and administrative . . . . . . . . . . . . . . . . . .      5        5         9
  Acquisition and restructuring expenses . . . . . . . . . . . .      0       12         *
                                                                   ----     ----
  Total operating expenses . . . . . . . . . . . . . . . . . . .     68       78        (5)
                                                                   ----     ----
Operating income . . . . . . . . . . . . . . . . . . . . . . . .     15        2       740
Interest income. . . . . . . . . . . . . . . . . . . . . . . . .      2        1       194
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .     (1)      (1)      (21)
Other income (expense), net. . . . . . . . . . . . . . . . . . .      0        0       (71)
                                                                   ----     ----
Income before income taxes . . . . . . . . . . . . . . . . . . .     16        2       891
Provision for income taxes . . . . . . . . . . . . . . . . . . .      3        1       583
                                                                   ----     ----
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     13%       1%    1,017
                                                                   ----     ----
                                                                   ----     ----

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES.

Net revenues increased 8% from $83.1 million in the quarter ended June 30, 1994 to $90.1 million in the current year's comparable quarter principally due to an increase in site license and international revenues which was partially offset by a decrease in upgrade and OEM product revenues. The increase in site license revenues during the quarter ended June 30, 1995, is primarily due to new enterprise products which are generally offered through site licenses. The decrease in upgrade revenues is primarily due to the Company's decision not to upgrade several software products prior to the release of the Windows 95 operating systems. During the June 1995 quarter, Symantec released The Norton Utilities for Windows 95 Preview and The Norton pcANYWHERE Access Server v. 2.0.

In March 1994, due to the market's concerns regarding Central Point's long-term viability and the announced acquisition of Central Point by Symantec, Central Point was unable to reasonably estimate future product returns from its distributors and resellers. In addition, there were high levels of inventory in the distribution channel which had been shipped into the channel prior to the acquisition. Central Point believed that there was a high risk of this inventory being returned. In accordance with Statement of Financial Accounting Standards No. 48, Central Point revenue and the related cost of revenue for fiscal 1994 for software shipments to Central Point's distributors and resellers was deferred until sold by the distributors or resellers to the end user. Since the acquisition, Symantec has analyzed sell-through and product return information related to the Central Point products to determine when such products were being sold through and Symantec believes it's marketing and sales programs were successful in moving the remaining deferred channel inventory through to end users, accordingly, in the quarter ended June 30, 1995, Symantec was able to assess the remaining Central Point product returns in the international distribution channel and as a result recognized approximately $7.2 million of international net revenue and $1.7 million of international cost of revenues previously deferred by Central Point.

The Company's products include enterprise products, which are frequently offered through site licenses where a license for multiple workstations is provided to a customer at a negotiated price, and desktop software products, which are generally offered through the distribution channel or directly to end-users. Enterprise product revenues are typically comprised of lower volume, high dollar site license transactions compared to desktop product revenues which are typically comprised of higher volume, low dollar pre-packaged product sales.
The prices of site licenses tend to vary based upon the individual products licensed, the number of units licensed and the number of workstations at the customer's site. There was no material impact to net revenues resulting from changes in product pricing in the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994.

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significantly more financial resources than Symantec, may further cause the Company to reduce software prices and/or increase sales and marketing expenses on a number of the Company's products.

Net revenues from international sales increased from approximately $29.6 million to $41.2 million and represented 36% and 46% of total net revenues in the quarters ended June 30, 1994 and 1995, respectively. The increase in international sales is due primarily to the recognition of Central Point international net revenues previously deferred as mentioned above and, to a lesser degree, to increased sales of Symantec products in international markets.

Enhanced product releases typically result in net revenue increases during the first three to six months following their introduction due to upgrade purchases by existing users, usually at discounted prices, and initial inventory purchases by the Company's distributors. In addition, between the date the Company announces a new version or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product.

The Company's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill". Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or new version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through". The phenomenon of channel fill may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill did not have a material impact on the Company's revenues in the three months ended
June 30, 1995 and 1994 but may have a material impact in future periods, especially in periods where a large number of new products are introduced. The Company expects to release a large number of new products in the September 1995 and December 1995 quarters in connection with Microsoft's release of Windows 95.

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

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must continue to develop relationships with and rely on systems integrators and other third-party vendors that provide consulting and integration services to customers and deliver products developed for this market segment. Furthermore, the length of the sales cycle with respect to enterprise products is longer and customers of enterprise products may take delivery of a product subject to integration and acceptance by the customer. In addition, a very high proportion of enterprise product sales are completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Each of these factors increase the risk that forecasts of quarterly financial results will not be achieved.

The Company's net revenues in the quarters ended June 30, 1995 and 1994 include sales to two large distributors. These customers tend to make the great majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The Company's distribution customers also carry the products of the Company's competitors, some of which have greater financial resources than the Company. The distributors have limited capital to invest in inventory and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by the Company as well as by its competitors over which the Company has no control and which it cannot predict.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred recently and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the timing of announcements and releases of new or enhanced versions of its products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, the market's transition between operating systems, and the transition from a desktop PC environment to an enterprise-wide environment and may cause significant fluctuations in revenues and, accordingly, operating results.

The Company is devoting substantial efforts to the development of software products that are designed to operate on Microsoft's new operating system, which is currently scheduled for release in August 1995. Microsoft may incorporate advanced utilities, including telecommunications, facsimile and data recovery utilities, in Windows 95, or in future releases of Windows 95, that may decrease the demand for certain of the Company's products, including those currently under development. Further, should Windows 95 not achieve market acceptance, or should Symantec be unable to successfully or timely develop products that operate under Windows 95, Symantec's future revenues and, accordingly, profitability would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many products is dependent on Microsoft's delivery of Windows 95 and the adoption rate of Windows 95, which the Company and securities analysts are unable to predict, the Company's and securities analysts' ability to forecast the Company's revenues is being adversely impacted. Furthermore, the Company expects that demand for certain of its existing utility products will decline in advance of the Windows 95 release. It is difficult for the Company or securities analysts to forecast the extent of this decline. For all of the preceding reasons, there is a heightened risk that revenues and profits will not be in line with analysts' expectations in the periods following the introduction of Windows 95.

In the quarter ending September 30, 1995, there is a substantial degree of uncertainty regarding analysts' revenue forecasts. Net revenues could be significantly less than expectations if market focus on Windows 95 by Symantec employees, software distributors, channel sales personnel, and software customers, generates a substantial adverse decline in the sales of products that are not specifically designed for Windows 95. Symantec expects a major share of its revenue in the September 1995 quarter may come from such products and so their continued market strength is important to attaining anticipated revenue levels. As Symantec does not have an experience base to estimate the sales of its Windows 95 products under the volatile market conditions that are expected after the new operating system is launched, including an unprecedented emphasis on marketing and channel sales, Symantec believes it is therefore not able to quantify the sales of its Windows 95 products with the degree of accuracy it normally achieves. Actual sales could be substantially higher than, or lower than, those included in analyst forecasts. As the Company defers net revenues associated with distribution inventories estimated to be in excess of levels deemed appropriate in the distribution channel, and is unlikely to see established channel sell-through levels until the end of the September 1995 quarter, Symantec believes it will be unable to reasonably predict net revenues from Windows 95 products until the end of the September 1995 quarter.

The Company currently anticipates that during the September 1995 quarter it will release several new products which are designed to operate on the Windows 95 operating system. Should Microsoft incur a delay in the introduction of Windows 95, including a delay caused by a threatened or actual injunction by the Justice Department of the U. S. Government, or should acceptance of Windows 95 be slower than expected, there would be a material and substantial adverse impact on the revenues and profitability of Symantec.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment date of the Company's product introductions. Any such dates that are disclosed or announced are necessarily subject to delays for the reasons discussed above.

In addition, there can be no assurance that any products currently being developed by Symantec, including products being developed for Windows 95, will be technologically successful, that any resulting products will achieve market acceptance or that the Company's products will be effective in competing with products either currently in the market or introduced in the future.

During fiscal 1993, Symantec believes that its' revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of Windows 3.1, which requires more computing capability and computer memory.
If the next class of personal computers, including those based on Intel's Pentium or P6 microprocessor or Motorola's Power-PC, are also rapidly reduced in price, there may be another unexpected shift in customer buying away from software and Symantec's products. In addition, Windows 95 requires significantly more computer memory than Windows 3.1 and if a shortage of computer memory components were to occur, there could be an adverse effect on the sales of computer hardware and software. Either of these events could result in significantly reduced revenues and a material adverse effect on Symantec's operating results. Symantec has noted that Pentium processors are being marketed aggressively by Intel. The introduction of Windows 95 and a decline in the price of Pentium processors could cause a shift in customer spending from software to personal computer hardware and could adversely impact the Company's net revenues.

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

The Company's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at June 30, 1995 were lower than reserve balances at June 30, 1994. The decrease in the product return reserve balance is primarily due to a reduction in upgrade revenues as a result of the Company's decision not to upgrade several software products prior to the release of the Windows 95 operating systems. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Also, Symantec's order entry department is located in Oregon, with shipments being made from a warehouse in California. Order entry and shipping is similarly physically separated in Europe. A disruption in communications between these facilities, particularly at the end of a fiscal quarter, would likely result in an unexpected shortfall in revenues and could result in unexpected losses.

During the March 1994 quarter, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days free telephone start-up support for certain of the Company's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of the Company's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant revenues in the three months ended June 30, 1995 and 1994 and are not expected to generate material revenues in the near future.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $0.9 million and $1.1 million for the quarters ended June 30, 1995 and 1994, respectively.

Gross margins increased to 83% of net revenues in the quarter ended
June 30, 1995 from 80% in the quarter ended June 30, 1994. The increase in the gross margin percentage was largely due to the growth in higher margin enterprise products which are typically offered through site licenses and is also due to Symantec's ability to manufacture Central Point products with a lower cost structure than Central Point was able to prior to the merger. Symantec believes that the gross margin percentage will remain near the current level unless there is a significant change in Symantec's net revenues.

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

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses increased 25% to $18.6 million or 21% of net revenues in the quarter ended June 30, 1995 from $14.9 million or 18% of net revenues in the quarter ended June 30, 1994. The increase in research and development expenses is principally due to increased product development efforts in the network/communication utility, security utility and contact management product groups. The Company has incurred significant research and development expenses on various software products designed to operate on the Windows 95 operating system. Symantec believes increased research and development expenditures will be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

necessary in order to remain competitive and expects future research and development expenses to increase in dollar amount.

Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain internal software development costs did not materially affect the Company in the periods presented.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 7% to $38.4 million or 42% of net revenues in the quarter ended June 30, 1995 from $36.0 million or 43% of net revenues in the prior year's comparable quarter. The increase in sales and marketing expenses was principally due to an increase in marketing development expenses and commissions associated with higher revenues and also an increase in sales and marketing expenses associated with the expected release of Windows 95 in August 1995.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the continued expansion of its international operations, as well as the introduction of new and upgraded products, including products currently being developed for Windows 95, Symantec expects the expenses associated with these efforts to increase in dollar amount and to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful. Symantec believes that the Company's sales and marketing expenses may increase significantly in the September 1995 quarter to support the introduction of Windows 95 products. These sales and marketing expenses may become committed, and may be unable to be reduced, even if Microsoft announces a delay in Windows 95. Such a delay would have a material adverse impact on profitability.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses increased 9% from $4.4 million or 5% of net revenues in the quarter ended June 30, 1994 to $4.8 million or 5% of net revenues in the quarter ended June 30, 1995. The increase in general and administrative expenses was principally due to growth of the Company's business and increased headcount. Future growth of the Company is expected to result in an increase in the dollar amount of general and administrative spending from current levels.

ACQUISITION AND RESTRUCTURING EXPENSES.

ACQUISITION EXPENSES.   In connection with company acquisitions completed in the
quarter ended June 30, 1994 (see Note 4 of Notes to Consolidated Financial Statements), significant acquisition expenses were incurred. These acquisition expenses principally included fees for legal, accounting and financial advisory services, the write-off of duplicative capitalized technology, the modification of certain development contracts and expenses related to the combination of the companies, including the elimination of duplicative and excess facilities and personnel.

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

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restucturing of its operations. In the quarter ended June 30, 1994, Symantec incurred $9.0 million of expenses related to the acquisition of Central Point. In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition and restructuring expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the Companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

On July 6, 1995, Symantec announced a definitive agreement to acquire Delrina Corporation ("Delrina") for approximately 15 million shares of Symantec common stock. The Company expects to complete the acquisition in the quarter ending December 31, 1995 and expects to incur acquisition expenses related to the combination of the companies of approximately $25 to $30 million. The acquisition is expected to be accounted for as a pooling of interests.

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

RESTRUCTURING EXPENSES.   During February 1995, Symantec announced a plan to
consolidate certain research and development activities. This plan is designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. As of the end of the June 1995 quarter the Company has incurred $2.2 million of the relocation costs for moving equipment and personnel. The Company expects to incur remaining costs of $1.8 to $2.8 million for the relocation of the remaining activities, equipment and personnel from this consolidation. The Company expects to complete this relocation by December 1995 with the bulk of the remaining costs occurring in the September 1995 quarter.

As of June 30, 1995, total accrued acquisition and restructuring expenses were $5.2 million and included $1.0 million for the modification of certain development contracts, $1.3 million for the elimination of duplicative and excess facilities and $2.9 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was $1.6 million and $0.6 million in the quarters ended
June 30, 1995 and 1994, respectively. The increase in interest income is due to higher average invested cash balances and higher average interest rates on invested cash. Interest expense was $0.4 million and $0.6 million in the quarters ended June 30, 1995 and 1994, respectively. The decrease in interest expenses is principally due to the conversion of $10.0 million of convertible subordinated debentures into 833,333 shares of Symantec common stock on April 26, 1995. Other expense is primarily comprised of foreign currency exchange losses from fluctuations in foreign currency exchange rates.

The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are settled. Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and, effective December 31, 1993, the Company commenced hedging some residual transaction exposures through the use of 30-day forward contracts. At June 30, 1995, there was a total of approximately $27.4 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $10.8 million at June 30, 1995. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on 30-day forward contracts held by the Company when changes in foreign currency exchange rates occur. These gains and losses have been largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, intercompany balances and trade payables. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. The Company does not hedge its translation risk.

INCOME TAX PROVISION.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The effective income tax provision for the three months ended June 30, 1995 was 20% which compared to an effective income tax provision of 29% in the prior year's comparable period. The low provision rate for the three months ended June 30, 1995 was primarily attributable to unbenefitted prior year losses from Central Point and certain foreign earnings taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased $8.5 million from $105.2 million at March 31, 1995 to $113.7 million at June 30, 1995, largely due to cash provided by operating activities, net proceeds from the sales of common stock and the exercise of stock options which was partially offset by cash expenditures for capital equipment. Net cash provided by operating activities was $10.4 million and was comprised of the Company's net income of $11.7 million and an increase in non-cash related expenses of $6.6 million which was partially offset by a decrease in net assets and liabilities of $7.9 million.

Trade accounts receivable decreased $4.5 million from $54.0 million at March 31, 1995 to $49.5 million at June 30, 1995 primarily due to improved cash collections. The large decline in other accrued expenses from $51.8 million at March 31, 1995 to $40.2 million at June 30, 1995 was principally due to the recognition of international net revenues previously deferred by Central Point.

The Company has a $10.0 million line of credit that expires in October 1995.
The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (9.0% at June 30, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. At June 30, 1995, there was approximately $ 0.5 million of outstanding standby letters of credit under this line of credit. There were no borrowings outstanding under this line at June 30, 1995. The Company was in compliance with the debt covenants at June 30, 1995. Company acquisitions in the future, including the pending acquisition of Delrina, may cause the Company to be in violation of the line of credit covenants; however, Symantec believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

The Company may utilize significant amounts of cash in connection with the potential acquisition of additional companies, including the pending acquisition of Delrina, and software product rights in the future. Should the Company sustain significant losses, there can be no assurances that the bank line of credit, which is available through October 1995, would remain available. Additionally, the Company could be required to reduce operating expenses, which could result in further product delays; reassess acquisition opportunities, which could negatively impact the Company's growth objectives; and/or pursue further financing options. The Company believes existing cash and short-term investments will be sufficient to fund operations for the next year.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

          Information with respect to this item is incorporated by reference to
          Note 7 of Notes to Consolidated Financial Statements included herein on page 8 of this Form 10-Q.

ITEM 5.   OTHER INFORMATION

          On June 9, 1995, the Company's registration statement on Form S-8 covering the "1994 Patent Incentive Plan" became effective. This registration statement registered 400,000 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:
     10.01 Combination Agreement between Symantec Corporation and Delrina Corporation dated July 5, 1995.
     11.01     Computation of Net Income Per Share.
     27.01     Financial Data Schedule.

(b)  Reports on Form 8-K
     None

ITEMS 2, 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 1995          SYMANTEC CORPORATION



                              By  /s/   Robert R. B. Dykes
                                 ---------------------------------------------
                                        Robert R. B. Dykes
                                        Executive Vice President/Worldwide
                                        Operations and Chief Financial Officer
                                        (duly authorized officer)


                                   /s/  Howard A. Bain III
                                 ----------------------------------------------
                                        Howard A. Bain III
                                        Vice President Finance and
                                        Chief Accounting Officer