Form 10-Q
period 1995-09-29
SYMANTEC CORP
filed 1995-11-13
CIK 849399

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q

(MARK ONE)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1995.

                                     OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                       COMMISSION FILE NUMBER  0-17781

                                   --------

                            SYMANTEC CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                               77-0181864
     (State or other jurisdiction of                (I.R.S. employer
      incorporation or organization)               identification no.)

    10201 TORRE AVENUE, CUPERTINO, CALIFORNIA          95014-2132
    (Address of principal executive offices)           (zip code)

    Registrant's telephone number, including area code: (408) 253-9600

                                   --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X            NO
                            ----              ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 7, 1995:

COMMON STOCK, PAR VALUE $0.01 PER SHARE                      39,360,906 SHARES

===============================================================================

                           SYMANTEC CORPORATION
                                FORM 10-Q
                  QUARTERLY PERIOD ENDED SEPTEMBER 29, 1995
                            TABLE OF CONTENTS


                     PART I.  FINANCIAL INFORMATION

                                                                             PAGE
                                                                            ------
Item 1. Financial Statements

        Consolidated Balance Sheets
          as of September 30, 1995 and March 31, 1995  . . . . . . . . . . .   3

        Consolidated Statements of Operations
          for the three and six months ended September 30, 1995 and 1994 . .   4

        Consolidated Statements of Cash Flow
          for the six months ended September 30, 1995 and 1994 . . . . . . .   5

        Notes to Consolidated Financial Statements . . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . .  10


                        PART II.  OTHER INFORMATION

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . .  20

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                 SEPTEMBER 30,     MARCH 31,
(IN THOUSANDS)                                       1995            1995
--------------                                    ------------     ----------
ASSETS                                             (unaudited)
Current assets:
   Cash and short-term investments                    $120,511      $105,188
   Trade accounts receivable                            67,209        53,986
   Inventories                                           7,845         4,177
   Deferred income taxes                                 5,775         9,939
   Other                                                 8,295         6,339
                                                      --------      --------
    Total current assets                               209,635       179,629
Equipment and leasehold improvements                    38,273        28,880
Purchased intangibles                                    7,302         8,274
Other                                                    5,123         4,532
                                                      --------      --------
                                                      $260,333      $221,315
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $19,690      $ 17,919
   Accrued compensation and benefits                    12,978        12,347
   Other accrued expenses                               49,914        51,789
   Income taxes payable                                  1,901         2,006
   Current portion of long-term obligations                402           524
                                                      --------      --------
    Total current liabilities                           84,885        84,585
Convertible subordinated debentures                     15,000        25,000
Long-term obligations                                      408           408
Commitments and contingencies
Stockholders' equity:
   Preferred stock (authorized: 1,000 shares;
     issued and outstanding: none)                          --            --
   Common stock (authorized: 70,000;
     issued and outstanding: 39,315 and
     37,175 shares)                                        393           372
   Capital in excess of par value                      202,081       177,418
   Notes receivable from stockholders                     (144)         (144)
   Cumulative translation adjustment                    (3,399)       (2,860)
   Accumulated deficit                                 (38,891)      (63,464)
                                                      --------      --------
    Total stockholders' equity                         160,040       111,322
                                                      --------      --------
                                                      $260,333      $221,315
                                                      ========      ========


          The accompanying Notes Notes to Consolidated Financial are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                        ----------------------       ----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)           1995        1994             1995         1994
------------------------------------------------        ----------   ---------       ----------   ----------
Net revenues                                            $ 102,847    $ 79,078        $ 192,956    $ 162,191
Cost of revenues                                           16,012      14,559           30,927       31,212
                                                        ----------   ---------       ----------   ----------
   Gross margin                                            86,835      64,519          162,029      130,979

Operating expenses:
   Research and development                                19,355      14,613           37,931       29,496
   Sales and marketing                                     48,418      35,060           86,784       71,050
   General and administrative                               4,438       3,900            9,287        8,337
   Acquisition, restructuring and other expenses               --          --              (71)       9,545
                                                        ----------   ---------       ----------   ----------
      Total operating expenses                             72,211      53,573          133,931      118,428
                                                        ----------   ---------       ----------   ----------
Operating income                                           14,624      10,946           28,098       12,551
Interest income                                             1,631         563            3,256        1,116
Interest expense                                             (344)       (645)            (783)      (1,203)
Other income (expense), net                                   167          63              131          (62)
                                                        ----------   ---------       ----------   ----------
Income before income taxes                                 16,078      10,927           30,702       12,402
Provision for income taxes                                  3,205       2,951            6,129        3,379
                                                        ----------   ---------       ----------   ----------
Net income                                              $  12,873    $  7,976        $  24,573    $   9,023
                                                        ==========   =========       ==========   ==========
Net income per share - primary                          $    0.31    $   0.22        $    0.60    $    0.25
                                                        ==========   =========       ==========   ==========
Net income per share - fully diluted                    $    0.30    $   0.22        $    0.58    $    0.24
                                                        ==========   =========       ==========   ==========
Shares used to compute net income
   per share - primary                                     41,876      37,031           41,267       36,784
                                                        ==========   =========       ==========   ==========
Shares used to compute net income
   per share - fully diluted                               43,251      39,114           43,038       38,867
                                                        ==========   =========       ==========   ==========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           -------------------------
(IN THOUSANDS; UNAUDITED)                                      1995          1994
-------------------------                                   ----------     ---------
OPERATING ACTIVITIES:
 Net income                                                    $24,573      $9,023
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization of equipment and
     leasehold improvements                                      7,954       6,438
   Amortization and write-off of capitalized software costs      1,662       5,615
   Deferred income taxes                                         4,164       3,149
   Net change in assets and liabilities:
     Trade accounts receivable                                 (13,477)      1,097
     Inventories                                                (3,695)      2,997
     Other current assets                                       (2,033)     (2,745)
     Other assets                                                 (112)       (293)
     Accounts payable                                            1,886     (10,439)
     Accrued compensation and benefits                             683      (1,993)
     Accrued other expenses                                     (1,748)     (6,032)
     Income taxes payable                                          (66)       (343)
                                                               -------     -------
 Net cash provided by operating activities                      19,791       6,474
                                                               -------     -------
INVESTING ACTIVITIES:
  Capital expenditures                                         (17,470)     (5,940)
  Purchased intangibles                                         (1,213)     (4,701)
  Purchases of short-term investments                          (51,000)    (40,022)
  Proceeds from sales of short-term investments                 48,346      26,623
                                                               -------     -------
   Net cash used in investing activities                       (21,337)    (24,040)
                                                               -------     -------
FINANCING ACTIVITIES:
    Principal payments on long-term obligations                   (124)       (474)
    Net proceeds from sales of common stock and other           14,684       4,989
                                                               -------     -------
  Net cash provided by financing activities                     14,560       4,515
  Effect of exchange rate fluctuations on
   cash and cash equivalents                                      (345)       (518)
                                                               -------     -------
  Increase (decrease) in cash and cash equivalents              12,669     (13,569)
  Beginning cash and cash equivalents                           22,772      32,911
                                                               -------     -------
  Ending cash and cash equivalents                             $35,441     $19,342
                                                               =======     =======


          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of September 30, 1995 and for the three and six months ended September 30, 1995 and 1994 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K, as amended, for the year ended March 31, 1995. The results of operations for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 1995 and 1994 reflect amounts as of and for the periods ended September 29, 1995 and September 30, 1994, respectively.

NOTE 2.  BALANCE SHEET INFORMATION


                                                     SEPTEMBER 30,   MARCH 31,
(IN THOUSANDS)                                           1995          1995
--------------                                       -------------   ---------
                                                      (UNAUDITED)
Cash and short-term investments:
    Cash                                               $ 27,756       $ 12,325
    Cash equivalents                                      7,685         10,447
    Short-term investments                               85,070         82,416
                                                       --------       --------
                                                       $120,511       $105,188
                                                       ========       ========
Trade accounts receivable:
    Receivables                                        $ 71,481       $ 58,188
    Less: allowance for doubtful accounts                (4,272)        (4,202)
                                                       --------       --------
                                                       $ 67,209       $ 53,986
                                                       ========       ========
Inventories:
    Raw materials                                      $  1,615       $    904
    Finished goods                                        6,230          3,273
                                                       --------       --------
                                                       $  7,845       $  4,177
                                                       ========       ========
Equipment and leasehold improvements:
    Computer equipment                                 $ 63,761       $ 49,983
    Office furniture and equipment                       21,495         19,659
    Leasehold improvements                                9,828          8,236
                                                       --------       --------
                                                         95,084         77,878
    Less: accumulated depreciation and amortization     (56,811)       (48,998)
                                                       --------       --------
                                                       $ 38,273       $ 28,880
                                                       ========       ========
Purchased intangibles:
    Product rights                                     $ 30,795       $ 29,583
    Less:  accumulated amortization                     (23,493)       (21,309)
                                                       --------       --------
                                                       $  7,302       $  8,274
                                                       ========       ========
Other accrued expenses:
    Acquisition, restructuring and other expenses      $  3,816       $  8,614
    Deferred revenue                                     25,403         22,556
    Marketing development funds                          10,652          7,706
    Other                                                10,043         12,913
                                                       --------       --------
                                                       $ 49,914       $ 51,789
                                                       ========       ========

NOTE 3.  LINE OF CREDIT

Symantec has a $10.0 million bank line of credit that originally expired in October 1995 and was extended until February 28, 1996. The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate (8.75% at September 30, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of September 30, 1995. At September 30, 1995, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at September 30, 1995.

NOTE 4.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consist of the following:



                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                              ----------------------    -------------------
(IN THOUSANDS)                                    1995       1994         1995       1994
--------------                                -----------  ---------    ---------  --------
Relocation of certain research
   and development activities                 $    --       $    --      $ 2,229    $  --
Central Point acquisition                          --            --       (2,300)    9,000
SLR acquisition                                    --            --          --        545
                                              ---------     ---------    --------   ------
Total acquisition, restructuring and
   other expenses                             $    --       $    --      $   (71)   $9,545
                                              =========     =========    ========   ======



On July 6, 1995, Symantec announced a definitive agreement to acquire Delrina Corporation ("Delrina") for approximately 15 million shares of Symantec common stock. Symantec expects to complete the acquisition in the quarter ending December 31, 1995 and expects to incur acquisition expenses related to the combination of the companies of approximately $25 to $30 million in the quarter the acquisition is consummated. The acquisition is expected to be accounted for as a pooling of interests.

During February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan is designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During the quarter ended June 30, 1995, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel. The Company expects to incur remaining costs of $0.2 million for the relocation of the Company's existing research and development activities, equipment and personnel from Shelton, Connecticut to Cupertino, California. The Company expects to complete this relocation by December 1995.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restructuring of its operations. In the quarter ended June 30, 1994, Symantec incurred $9.0 million of expenses related to the acquisition of Central Point. In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition, restructuring and other expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the companies.

As of September 30, 1995, total remaining accrued acquisition, restructuring and other expenses were $3.8 million and included $0.8 million for the modification of certain development contracts, $1.3 million for the elimination of duplicative and excess facilities and $1.7 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On September 2, 1992, the Scotts Valley, California police department, operating with search warrants for Borland proprietary and trade secret information, searched Symantec's offices and the homes of Messrs. Eubanks and Wang and removed documents and other materials. On February 26, 1993, criminal indictments were filed against Messrs. Eubanks and Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On August 23, 1993, the Court recused the District Attorney's Office from prosecution of the action. On October 5, 1993, the State Attorney General and the District Attorney's Office filed a Notice of Appeal of the Order, and that appeal was argued on July 11, 1995. On September 8, 1995, the Court of Appeals reversed the recusal order. A petition for review of this decision by the California Supreme Court was filed on October 18, 1995. Symantec believes the criminal charges against Messrs. Eubanks and Wang have no merit.

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

Subsequent to the acquisition of DMA by Symantec, Peter Byer, a former sales and marketing employee of DMA, filed a lawsuit in the Supreme Court of the State of New York against DMA, Symantec and Lee Rautenberg (who was formerly President of DMA). The lawsuit alleges that Peter Byer was orally promised an 8% equity interest in DMA in connection with his performance of services, that he was underpaid commissions under DMA's commission plan, and that DMA was unjustly enriched because it paid Mr. Byer less than the fair value of his services. The lawsuit seeks damages of at least $5.3 million. The Court has issued an order to dismiss the material claims included in this action. Furthermore, Mr. Rautenberg and the other stockholders of DMA have an obligation to indemnify Symantec for any liabilities resulting from this action.

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein. Due to a number of factors and risks, including the rapid change in hardware and software technology, market conditions, seasonality in the retail software market, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products by existing or new competitors and the significant risks associated with acquisitions of companies, technology and software product rights, including the pending acquisition of Delrina Corporation ("Delrina"), historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. The recent release of the new operating system ("Windows 95") by Microsoft has been a particularly important event that increases the uncertainty and will likely increase the volatility of Symantec's operating results over the next year.

Symantec's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which had an immediate and significant adverse effect on the trading price of Symantec's common stock. This may occur again in the future. Additionally, as a significant percentage of Symantec's revenues are generated from enterprise software products which are frequently sold through site licenses and which often occur late in the quarter, Symantec may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of Symantec's common stock.

Furthermore, Symantec participates in a highly dynamic industry, which often results in significant volatility of Symantec's common stock price. In particular, investors' assessment of the impact of Microsoft's new Windows 95 operating system on Symantec's business may result in a significant increase in the volatility of Symantec's stock price during the first year after the introduction of Windows 95.

Net income per share is calculated using the treasury stock or the modified treasury stock method (see Note 6 of Notes to Consolidated Financial Statements), as applicable. Increases in the price of the Symantec's common stock can have an adverse impact on the calculation of net income per share in that period.

During the six months ended September 30, 1995 and 1994, Symantec completed acquisitions of the following companies which were accounted for as poolings of interest:


                                                                                             Acquired
                                                                            Shares of         Company
                                                                             Symantec           Stock
                                                                               Common         Options
Companies Acquired                                  Date Acquired        Stock Issued         Assumed
-------------------                                -----------------    --------------      ----------
Intec Software Corporation ("Intec")                August 31, 1994           133,332              --
Central Point Software, Inc. ("Central Point")       June 1, 1994           4,029,429         707,452
SLR Systems, Inc. ("SLR")                            May 31, 1994             170,093              --



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.



                                       THREE MONTHS                   SIX MONTHS
                                          ENDED           PERCENT        ENDED           PERCENT
                                       SEPTEMBER 30,       CHANGE     SEPTEMBER 30,       CHANGE
                                    -----------------   IN DOLLAR   ----------------   IN DOLLAR
                                      1995      1994      AMOUNTS    1995      1994      AMOUNTS
                                    -------   -------   ---------   -------  -------   -----------
Net revenues                          100%      100%        30%       100%     100%         19%
Cost of revenues                       16        18         10         16       19          (1)
                                     ----      ----                  ----     ----
    Gross margin                       84        82         35         84       81          24

Operating expenses:
  Research and development             19        19         32         19       18          29
  Sales and marketing                  47        44         38         45       44          22
  General and administrative            4         5         14          5        5          11
  Acquisition, restructuring and
    other expenses                      0         0          0          0        6           *
                                     ----      ----                  ----     ----
    Total operating expenses           70        68         35         69       73          13
                                     ----      ----                  ----     ----
Operating income                       14        14         34         15        8         124
Interest income                         2         1        190          2        1         192
Interest expense                       --        (1)       (47)        (1)      (1)        (35)
Other income (expense), net            --        --        165         --       --           *
                                     ----      ----                  ----     ----
Income before income taxes             16        14         47         16        8         148
Provision for income taxes              3         4          9          3        2          81
                                     ----      ----                  ----     ----
Net income                             13%       10%        61         13%       6%        172
                                     ====      ====                  ====     ====


* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES.

Net revenues increased 30% from $79.1 million in the quarter ended September 30, 1994 to $102.8 million in the quarter ended September 30, 1995 principally due to domestic and international trade-up revenues associated with the shipment of Symantec's Windows 95 products. Revenues for the six months ended September 30, 1995 increased 19% from $162.2 million for the six months ended September 30, 1994 to $193.0 million for the six months ended September 30, 1995 due to domestic and international trade-up revenues. During the September 1995 quarter, Symantec released The Norton Utilities for Windows 95, The Norton Navigator for Windows 95, The Norton AntiVirus for Windows 95, The Norton Administrator for Networks v. 2.0, Time Line v. 6.5, Symantec Enterprise Developer v. 2.5, Symantec C++ v. 7.2 for Windows, ACT! PhoneLink and ACT! v. 2.5 for Macintosh.

Revenues for the six months ended September 30, 1995 include $7.2 million of international net revenue previously deferred by Central Point. In March 1994, due to the market's concerns regarding Central Point's long-term viability and the announced acquisition of Central Point by Symantec, Central Point was unable to reasonably estimate future product returns from its distributors and resellers. In addition, there were high levels of inventory in the distribution channel which had been shipped into the channel prior to the acquisition. Central Point believed that there was a high risk of this inventory being returned. In accordance with Statement of Financial Accounting Standards No. 48, Central Point revenue and the related cost of revenue for fiscal 1994 for software shipments to Central Point's distributors and resellers was deferred until sold by the distributors or resellers to the end user. Since the acquisition, Symantec has analyzed sell-through and product return information related to the Central Point products to determine when such products were being sold through and Symantec believes its marketing and sales programs were successful in moving the remaining deferred channel inventory through to end users. Accordingly, in the quarter ended June 30, 1995, Symantec was able to estimate the remaining Central Point product returns in the international distribution channel and as a result recognized approximately $7.2 million of international net revenue and $1.7 million of international cost of revenues previously deferred by Central Point.

Net revenues from international sales increased from approximately $23.4 million to $35.1 million and represented 30% and 34% of total net revenues in the quarters ended September 30, 1994 and 1995, respectively. The increase in international sales is due primarily to growth in the Asia/Pacific region and trade-up sales of foreign versions of Symantec's Windows 95 products.

Enhanced product releases and product trade-ups typically result in net revenue increases during the first three to six months following their introduction due to purchases by existing users, usually at discounted prices, and initial inventory purchases by Symantec's distributors. In addition, between the date Symantec announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product.

Symantec's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or new version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." During the quarter ended September 30, 1995, Symantec released three new Windows 95 trade-up products into the distribution channel and accordingly, increased the allowance for sales returns. In addition, Symantec deferred revenue associated with estimated excess inventories in the distribution channel. As a result, the effect of channel fill relating to these three new Windows 95 products was somewhat mitigated during the quarter ended September 30, 1995.

The phenomenon of channel fill also may occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels also may become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by Symantec's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill may have a material impact in future periods, especially in periods where a large number of new products are introduced. Symantec expects to release a number of new products in the December 1995 quarter in connection with the pending acquisition of Delrina.

Symantec believes that many of its customers are moving toward an enterprise-wide computing oriented environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments. Symantec's entry into the enterprise software market is relatively new and as a result, Symantec is beginning to compete with companies with which it has not previously competed. As a result, there is uncertainty regarding customer acceptance of Symantec's products as Symantec has not been a major supplier in the enterprise market. These factors increase the uncertainty of forecasting financial results. While Symantec expects the market's shift toward enterprise products to continue, there can be no assurance that Symantec's enterprise products will be successful or will gain customer acceptance.

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

Symantec's products include enterprise products, which are frequently offered through site licenses where a license for multiple workstations is provided to a customer at a negotiated price, and desktop software products, which are generally offered through the distribution channel or directly to end-users. Enterprise product revenues are typically comprised of lower volume, high dollar site license transactions compared to desktop product revenues which are typically comprised of higher volume, low dollar pre-packaged product sales. The prices of site licenses tend to vary based upon the individual products licensed, the number of units licensed and the number of workstations at the customer's site.

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significant financial resources, may further cause the Symantec to reduce software prices and/or increase sales and marketing expenses on a number of Symantec's products. There was no material impact to net revenues resulting from changes in product pricing in the three and six months ended September 30, 1995 as compared to the three and six months ended September 30, 1994.

A significant portion of Symantec's revenues are from sales to two large distributors. These customers tend to make the great majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to Symantec. Symantec's distribution customers also carry the products of Symantec's competitors, some of which have significant financial resources. The distributors have limited capital to invest in inventory and their decisions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

to purchase Symantec's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which the Symantec has no control and which it cannot predict.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred recently and are likely to occur in the future. A number of factors, including the timing of announcements and releases of new or enhanced versions of its products, product upgrades, product trade-ups, the introduction of competitive products by existing or new competitors, reduced demand for any given product, the market's transition between operating systems, and the transition from a desktop PC environment to an enterprise-wide environment may cause significant fluctuations in revenues and, accordingly, operating results.

Symantec is devoting substantial efforts to the development of software products that are designed to operate on Microsoft's new Windows 95 operating system. Microsoft has incorporated advanced utilities, including telecommunications, facsimile and data recovery utilities, in Windows 95, and may include additional product features in future releases of Windows 95, that may decrease the demand for certain of the Company's products, including those currently under development. Further, should Windows 95 not achieve market acceptance, or should Symantec be unable to successfully or timely develop products that operate under Windows 95, Symantec's future revenues and, accordingly, profitability would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many of Symantec's products is dependent on the adoption rate of Windows 95, which Symantec and securities analysts are unable to predict, the ability of Symantec and securities analysts to forecast Symantec's revenues is being adversely impacted. As a result, there is a heightened risk that revenues and profits will not be in line with analysts' expectations in the periods following the introduction of Windows 95 which was shipped by Microsoft in August 1995.

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

In addition, there can be no assurance that any products currently being developed by Symantec, including products being developed for Windows 95, will be technologically successful, that any resulting products will achieve market acceptance or that Symantec's products will be effective in competing with products either currently in the market or introduced in the future.

During fiscal 1993, Symantec believes that its revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of Windows 3.1, which required more computing capability and computer memory. If the next class of personal computers, including those based on Intel's Pentium or P6/Pentium Pro microprocessor or Motorola's Power-PC, are also rapidly reduced in price, there may be another unexpected shift in customer buying away from software and Symantec's products. In addition, Windows 95 requires significantly more computer memory and hard disk space than Windows 3.1 and if there is a shift from software to hardware spending and/or a shortage of computer memory components, there could be an adverse effect on the sales of computer hardware and software. Either of these events could result in significantly reduced revenues and a material adverse effect on Symantec's operating results. Symantec has noted that Pentium processors are being marketed aggressively by Intel.

Symantec estimates and maintains reserves for product returns. Increased product returns occur when Symantec introduces product upgrades and new products and discontinues certain software products. In addition, competitive factors require Symantec to offer increased rights of return for products that distributors or retail stores are unable to sell. Symantec has set its reserves for returns in accordance with historical product return experience. Setting

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

reserves involves making significant judgments about future competitive conditions and product life cycles. Those judgments involve evaluating information that often is incomplete, unclear and in conflict. Symantec prepares detailed analyses of historical return rate experiences in its estimation of reserves for product returns. In addition to detailed historical return rates, Symantec's estimation of return reserves takes into consideration upcoming product upgrades, current market conditions, distributor and "superstore" inventory balances and sell-through volume and any other known factors that may impact anticipated product returns. Based upon returns experienced, Symantec's estimates have been materially accurate.
 However, there can be no assurance that historical experience will be an accurate guide for the future because the rate of returns is primarily a function of the competitive state of the market in the future and thus, in large part, is a function of the actions of Symantec's competitors, which Symantec cannot accurately anticipate.

Symantec's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at September 30, 1995 were substantially higher than reserve balances at September 30, 1994. The increase in the product return reserve balance is primarily related to the introduction of Symantec's Windows 95 products during the quarter ending September 30, 1995. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

Symantec operates with relatively little backlog; therefore, if near-term demand for Symantec's products weakens in a given quarter, there could be a material adverse effect on revenues and on Symantec's operating results.

Symantec maintains a research and development facility in Santa Monica, California that was damaged during the January 1994 earthquake in Southern California. Much of Symantec's administration, sales and marketing, manufacturing facilities and research and development efforts are located on the west coast of the United States. Future earthquakes or other natural disasters could cause a significant disruption to Symantec's operations and may cause delays in product development that could adversely impact future revenues of Symantec.

Also, Symantec's order entry department is located in Oregon, with shipments being made from a warehouse in California. Order entry and shipping is similarly physically separated in Europe. A disruption in communications between these facilities, particularly at the end of a fiscal quarter, would likely result in an unexpected shortfall in revenues and could result in unexpected losses.

During the March 1994 quarter, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days free telephone start-up support for certain of Symantec's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of Symantec's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant revenues in the three and six months ended September 30, 1995 and 1994 and are not expected to generate material revenues in the near future.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $0.7 million and $3.4 million for the quarters ended September 30, 1995 and 1994 and $1.7 million and $5.6 million for the six months ended September 30, 1995 and 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Gross margins increased to 84% of net revenues in the quarter ended September 30, 1995 from 82% in the quarter ended September 30, 1994. Gross margin increased to 84% of net revenues in the six months ended September 30, 1995 from 81% of net revenues in the six months ended September 30, 1994. The increase in the gross margin percentage was largely due to Symantec's ability to manufacture Central Point products with a lower cost structure than Central Point was able to prior to the merger and is also due to the growth in higher margin enterprise products which are typically offered through site licenses. Symantec believes that the gross margin percentage will remain near the current level unless there is a significant change in Symantec's net revenues or Symantec incurs significant capitalized software write-offs and/or a significant increase in required inventory reserves.

The microcomputer business software market has been subject to rapid changes that can be expected to continue. The release of Windows 95 and future technology or market changes may cause certain products to become obsolete more quickly than expected and thus may result in capitalized software write-offs and an increase in required inventory reserves and, therefore, reduced gross margins and net income. In addition, the modifications to computer software, including the correction of software bugs, may result in significant inventory rework costs, including the cost of replacing inventory in the distribution channel.

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses increased 32% to $19.4 million or 19% of net revenues in the quarter ended September 30, 1995 from $14.6 million or 19% of net revenues in the quarter ended September 30, 1994. Research and development expenses for the six months ended September 30, 1995 increased 29% to $37.9 million or 19% of net revenues from $29.5 million or 18% of net revenues for the comparable 1994 period. The increase in research and development expenses is principally due to increased product development efforts in the network/communication utility, security utility and contact management product groups largely on various software products designed to operate on the Windows 95 operating system. Symantec believes increased research and development expenditures will be necessary in order to remain competitive and expects future research and development expenses to increase in dollar amount.

Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain internal software development costs did not materially affect Symantec in the periods presented.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 38% to $48.4 million or 47% of net revenues in the quarter ended September 30, 1995 from $35.1 million or 44% of net revenues in the prior year's comparable quarter. Sales and marketing expenses were $86.8 million and $71.1 million and represented 45% and 44% of net revenues for the six months ended September 30, 1995 and 1994, respectively. The increase in sales and marketing expenses was principally due to an increase in marketing development expenses associated with higher revenues and also an increase in sales and marketing expenses primarily associated with the release of Symantec's Windows 95 products.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the introduction of new and upgraded products, and trade-ups currently being developed for Windows 95, Symantec expects the expenses associated with these efforts may increase in dollar amount and to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful. Symantec believes that the Company's sales and marketing expenses may remain at current levels in the upcoming quarters to support the introduction of future Symantec Windows 95 products.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses increased 14% from $3.9 million or 5% of net revenues in the quarter ended September 30, 1994 to $4.4 million or 4% of net revenues in the quarter ended September 30, 1995. General and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

administrative expenses increased 11% from $8.3 million or 5% of net revenues for the six months ended September 30, 1994 to $9.3 million or 5% of net revenues for the six months ended September 30, 1995. The increase in general and administrative expenses was principally due to growth of Symantec's business and increased headcount. Future growth of Symantec is expected to result in an increase in the dollar amount of general and administrative spending from current levels.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.

ACQUISITION EXPENSES. On July 6, 1995, Symantec announced a definitive agreement to acquire Delrina Corporation for approximately 15 million shares of Symantec common stock. The Company expects to complete the acquisition in the quarter ending December 31, 1995 and expects to incur acquisition expenses related to the combination of the companies of approximately $25 to $30 million in the quarter the acquisition is consummated. The acquisition is expected to be accounted for as a pooling of interests.

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

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restructuring of its operations. In the quarter ended June 30, 1994, Symantec incurred $9.0 million of expenses related to the acquisition of Central Point. In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition and restructuring expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the companies.

Symantec has acquired a number of companies in the past and may make additional acquisitions in the future, including the planned acquisition of Delrina. Company acquisitions involve a number of special risks, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the integration of the acquired products, the diversion of management's attention to assimilation of the operations and personnel of the acquired companies, the loss of key employees and the difficulty of presenting a unified corporate image. Symantec has lost certain employees of acquired companies whom it desired to retain, and, in some cases, the assimilation of the operations of acquired companies took longer than initially anticipated by Symantec. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse facilities, Symantec has not realized certain economies of scale that might otherwise have been achieved. There can be no assurance that these same problems will not occur in the planned acquisition of Delrina and in connection with any future acquisitions undertaken by Symantec.

Symantec typically incurs significant acquisition expenses for legal, accounting and financial advisory services, the write-off of duplicative technology and other expenses related to the combination of Symantec and an acquired company. These expenses may have a significant adverse impact on Symantec's future profitability and financial resources.

RESTRUCTURING AND OTHER EXPENSES. During February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan is designed to gain greater synergy between Symantec's Third Generation Language and Fourth Generation Language development groups. As of the end of the June 1995 quarter the Company incurred $2.2 million of the relocation costs for moving equipment and personnel. The Company expects to complete this relocation by December 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

As of September 30, 1995, total accrued acquisition and restructuring expenses were $3.8 million and included $0.8 million for the modification of certain development contracts, $1.3 million for the elimination of duplicative and excess facilities and $1.7 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was $1.6 million and $0.6 million for the three months ended September 30, 1995 and 1994, respectively. Interest income was $3.3 million and $1.1 million for the six months ended September 30, 1995 and 1994, respectively. The increase in interest income is due to higher average invested cash balances and higher average interest rates on invested cash. Interest expense was $0.8 million and $1.2 million for the six months ended September 30, 1995 and 1994, respectively. The decrease in interest expenses is principally due to the conversion of $10.0 million of convertible subordinated debentures into 833,333 shares of Symantec common stock on April 26, 1995. Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in foreign currency exchange rates.

Symantec conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are settled. Symantec utilizes some natural hedging to mitigate Symantec's transaction exposures and, effective December 31, 1993, Symantec commenced hedging some residual transaction exposures through the use of 30-day forward contracts. At September 30, 1995, there was a total of approximately $35.8 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $26.3 million at September 30, 1995. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on 30-day forward contracts held by Symantec when changes in foreign currency exchange rates occur and are purchased in the expectation that they will offset the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, intercompany balances and trade payables. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. Symantec does not hedge its translation risk.

INCOME TAX PROVISION.

The effective income tax rate for the six months ended September 30, 1995 was 20% which compared to an effective income tax rate of 27% in the prior year's comparable period. The lower provision rate for the six months ended September 30, 1995 was primarily attributable to unbenefitted pre-acquisition losses from Central Point and certain foreign earnings taxed at lower rates.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased $15.3 million from $105.2 million at March 31, 1995 to $120.5 million at September 30, 1995, largely due to cash provided by operating activities, net proceeds from the exercise of stock options and the sales of common stock which was partially offset by cash expenditures for capital equipment. Net cash provided by operating activities was $19.8 million and was comprised of the Company's net income of $24.6 million and non-cash related expenses of $13.8 million which was partially offset by a net decrease in current assets and current liabilities.

Trade accounts receivable increased $13.2 million from $54.0 million at March 31, 1995 to $67.2 million at September 30, 1995 primarily due to increased sales. Net inventories increased $3.6 million from $4.2 million at March 31, 1995 to $7.8 million at September 30, 1995 due to the increase of product inventory related to Symantec's Windows 95 products which were released during the quarter ending September 30, 1995.

Symantec has a $10.0 million bank line of credit that originally expired in October 1995 and was extended until February 28, 1996. The line of credit is available for general corporate purposes and bears interest at the banks'

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

reference (prime) interest rate (8.75% at September 30, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at Symantec's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to Symantec maintaining certain financial ratios and profits. Symantec was in compliance with the line of credit covenants as of September 30, 1995. At September 30, 1995, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at September 30, 1995. Company acquisitions in the future, including the pending acquisition of Delrina, will likely cause Symantec to be in violation of the line of credit covenants; however, Symantec believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of Symantec.

Symantec may utilize significant amounts of cash in connection with the potential acquisition of additional companies, including the pending acquisition of Delrina, and software product rights in the future. Should Symantec sustain significant losses, there can be no assurances that the bank line of credit, which is available through February 1996, would remain available. Additionally, Symantec could be required to reduce operating expenses, which could result in further product delays; reassess acquisition opportunities, which could negatively impact Symantec's growth objectives; and/or pursue further financing options. Symantec believes existing cash and short-term investments will be sufficient to fund operations for the next year.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:

     11.01 Computation of Net Income Per Share.
     27.01 Financial Data Schedule.

(b)  Reports on Form 8-K
     None


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 9, 1995               SYMANTEC CORPORATION



                                      By  /s/ ROBERT R. B. DYKES
                                         --------------------------------------
                                          Robert R. B. Dykes
                                          Executive Vice President/Worldwide
                                          Operations and Chief Financial Officer
                                          (duly authorized officer)


                                          /s/ HOWARD A. BAIN III
                                         --------------------------------------
                                          Howard A. Bain III
                                          Vice President Finance and
                                          Chief Accounting Officer

                                                                  EXHIBIT 11.01

SYMANTEC CORPORATION
COMPUTATION OF NET INCOME (LOSS) PER SHARE

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                            ---------------------    ----------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)          1995        1994         1995         1994
-------------------------------------       ---------  ----------    ---------    ---------
PRIMARY NET INCOME PER SHARE
Net income                                   $12,873     $ 7,976      $24,573      $ 9,023
Interest on short-term and long-term
  borrowings and U.S. government
  securities, net of income tax effect            --         326           --          285
                                             -------     -------      -------      -------
Net income, as adjusted                      $12,873     $ 8,302      $24,573      $ 9,308
                                             =======     =======      =======      =======
Weighted average number of common
  shares outstanding during
  the period                                  38,859      35,611       38,413       35,364
Shares issuable from assumed exercise
  of options                                   3,017       8,594        2,854        8,594
Shares assumed repurchased with proceeds,
  not to exceed 20% of total shares
  outstanding                                     --      (7,174)          --       (7,174)
                                             -------     -------      -------      -------
Common and common stock equivalent
  shares outstanding for purpose of
  calculating primary net income
  per share                                   41,876      37,031       41,267       36,784
                                             =======     =======      =======      =======
Primary net income per share                 $  0.31     $  0.22      $  0.60      $  0.25
                                             =======     =======      =======      =======
FULLY DILUTED NET INCOME PER SHARE
Net income                                   $12,873     $ 7,976      $24,573      $ 9,023
Interest on short-term and long-term
  borrowings and U.S. government
  securities, net of income tax effect           177         448          355          449
                                             -------     -------      -------      -------
Net income, as adjusted                      $13,050     $ 8,424      $24,928      $ 9,472
                                             =======     =======      =======      =======
Weighted average number of common
  shares outstanding during the period        38,859      35,611       38,413       35,364
Shares issuable from assumed exercise
  of options                                   3,142       8,594        3,261        8,594
Shares issuable from assumed conversion
  of convertible subordinated debentures       1,250       2,083        1,364        2,083
Shares assumed repurchased with proceeds,
  not to exceed 20% of total shares
  outstanding                                     --      (7,174)          --       (7,174)
                                             -------     -------      -------      -------
Total shares for purpose of calculating
  fully diluted net income per share          43,251      39,114       43,038       38,867
                                             =======     =======      =======      =======
Fully diluted net income per share           $  0.30     $  0.22      $  0.58      $  0.24
                                             =======     =======      =======      =======
