Form 10-Q
period 1995-12-30
SYMANTEC CORP
filed 1996-02-12
CIK 849399

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549
                                      FORM 10-Q


    (Mark One)
        /X/    Quarterly Report Pursuant to Section 13 or 15(d) of the
     --------  Securities Exchange Act of 1934 for the Quarterly Period
               Ended December 29, 1995.

OR

               Transition Report Pursuant to Section 13 or 15(d) of the -------- Securities Exchange Act of 1934 for the Transition Period
               from _______ to _______.

                        Commission File Number  0-17781

                            ----------------------

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

                            ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES      /X/                      NO
                    -------------                   --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of January 26, 1996:

COMMON STOCK, PAR VALUE $0.01 PER SHARE            53,420,110 SHARES

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SYMANTEC CORPORATION
                               FORM 10-Q
                  QUARTERLY PERIOD ENDED DECEMBER 31, 1995
                            TABLE OF CONTENTS

                      PART I.  FINANCIAL INFORMATION


                                                                                 Page
                                                                                 ----
Item 1.  Financial Statements

         Consolidated Balance Sheets
             as of December 31, 1995 and March 31, 1995. . . . . . . . . . . . . . . 3
         Consolidated Statements of Operations
             for the three and nine months ended December 31, 1995 and 1994. . . . . 4
         Consolidated Statements of Cash Flow
             for the nine months ended December 31, 1995 and 1994. . . . . . . . . . 5
         Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . 6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . . . . .  11

                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  23

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS



                                                                                  December 31,        March 31,
(In thousands; unaudited)                                                            1995               1995
---------------------------------------------------------------------             ------------       ----------
ASSETS

Current assets:
     Cash and short-term investments                                                $ 122,209        $ 131,795
     Trade accounts receivable                                                         78,467           81,261
     Inventories                                                                        8,378            9,433
     Deferred income taxes                                                             13,417           11,869
     Other                                                                             12,034            8,392
                                                                                   -----------       ----------
       Total current assets                                                           234,505          242,750
Equipment and leasehold improvements                                                   47,763           39,379
Purchased intangibles                                                                     951           11,122
Other                                                                                   9,779           16,381
                                                                                   -----------       ----------
                                                                                    $ 292,998        $ 309,632
                                                                                   -----------       ----------
                                                                                   -----------       ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $  20,856         $ 21,516
     Accrued compensation and benefits                                                 13,677           14,617
     Other accrued expenses                                                            69,541           60,682
     Income taxes payable                                                               1,727            2,006
     Current portion of long-term obligations                                             363              524
                                                                                   -----------       ----------
       Total current liabilities                                                      106,164           99,345

Convertible subordinated debentures                                                    15,000           25,000
Long-term obligations                                                                     455              413

Commitments and contingencies

Stockholders' equity:
     Preferred stock (authorized: 1,000 shares; issued and outstanding: none)              --               --
     Common stock (authorized: 70,000; issued and outstanding: 53,366
         and 50,015 shares)                                                               534              508
     Capital in excess of par value                                                   278,313          248,766
     Notes receivable from stockholders                                                  (144)            (144)
     Cumulative translation adjustment                                                 (5,879)          (5,702)
     Accumulated deficit                                                             (101,445)         (58,554)
                                                                                   -----------       ----------
         Total stockholders' equity                                                   171,379          184,874
                                                                                   -----------       ----------
                                                                                    $ 292,998        $ 309,632
                                                                                   -----------       ----------
                                                                                   -----------       ----------


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                Nine Months Ended
                                                           December 31,                      December 31,
                                                  --------------------------        --------------------------
(In thousands, except per share data; unaudited)      1995            1994             1995            1994
------------------------------------------------- ----------      ----------        ---------       ----------
Net revenues                                        $111,097        $110,561         $329,472         $322,964
Cost of revenues                                      31,070          23,017           88,378           68,949
                                                   ----------     -----------        ---------        ---------
     Gross margin                                     80,027          87,544          241,094          254,015

Operating expenses:
     Research and development                         26,334          17,679           70,202           51,354
     Sales and marketing                              60,159          48,461          172,818          138,057
     General and administrative                        6,275           7,014           27,163           20,471
     Acquisition, restructuring and
       other expenses                                 25,688              --           25,617            9,545
                                                   ----------     -----------        ---------        ---------
         Total operating expenses                    118,456          73,154          295,800          219,427
                                                   ----------     -----------        ---------        ---------
Operating income (loss)                              (38,429)         14,390          (54,706)          34,588

Interest income                                        1,745           1,520            5,929            3,656
Interest expense                                        (338)           (639)          (1,121)          (1,842)
Other income (expense), net                              216             494           (2,437)           2,169
                                                   ----------     -----------        ---------        ---------
Income (loss) before income taxes                    (36,806)         15,765          (52,335)          38,571
Provision (benefit) for income taxes                      --           3,998           (4,609)          10,747
                                                   ----------     -----------        ---------        ---------
Net income (loss)                                   $(36,806)       $ 11,767         $(47,726)        $ 27,824
                                                   ----------     -----------        ---------        ---------
                                                   ----------     -----------        ---------        ---------

Net income (loss) per share - primary               $  (0.69)       $    0.23        $  (0.91)        $    0.55
                                                   ----------     -----------        ---------        ---------
                                                   ----------     -----------        ---------        ---------
Net income (loss) per share - fully diluted         $  (0.69)       $    0.21        $  (0.91)        $    0.50
                                                   ----------     -----------        ---------        ---------
                                                   ----------     -----------        ---------        ---------

Shares used to compute net income
    (loss) per share - primary                        53,107          52,170           52,391           51,611
                                                   ----------     -----------        ---------        ---------
                                                   ----------     -----------        ---------        ---------
Shares used to compute net income
    (loss) per share - fully diluted                  53,107          56,142           52,391           56,132
                                                   ----------     -----------        ---------        ---------
                                                   ----------     -----------        ---------        ---------


     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                      -----------------------
(In thousands; unaudited)                                                              1995             1994
----------------------------                                                       ----------       -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                               $  (47,726)        $ 27,824
   Delrina net loss for the quarter ended June 30, 1995                                 4,835               --
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, amortization and write-off of
        equipment and leasehold improvements                                           19,856           12,854
     Amortization and write-off of capitalized software costs                          16,516            8,569
     Deferred income taxes                                                             (1,487)           4,097
     Net change in assets and liabilities:
       Trade accounts receivable                                                        2,306           (7,761)
       Inventories                                                                        993             (144)
       Other current assets                                                            (3,840)           8,335
       Other assets                                                                     2,067           (6,232)
       Accounts payable                                                                  (429)          (9,805)
       Accrued compensation and benefits                                                 (854)          (3,561)
       Accrued other expenses                                                           9,140           (8,035)
       Income taxes payable                                                              (188)             (94)
                                                                                    ----------        ---------
Net cash provided by operating activities                                        1,189           26,047
                                                                                    ----------        ---------

INVESTING ACTIVITIES:

   Capital expenditures                                                               (28,273)         (14,336)
   Purchased intangibles                                                               (2,043)          (9,184)
   Purchases of short-term investments                                               (104,500)         (80,377)
   Proceeds from sales of short-term investments                                      118,411           73,850
                                                                                    ----------        ---------
Net cash used in investing activities                                                 (16,405)         (30,047)
                                                                                    ----------        ---------
FINANCING ACTIVITIES:
   Principal payments on long-term obligations                                          (119)            (710)
   Borrowings under long-term obligations                                                  --              579
   Net proceeds from sales of common stock and other                                   19,573           13,621
                                                                                    ----------        ---------
Net cash provided by financing activities                                              19,454           13,490
Effect of exchange rate fluctuations on cash and cash equivalents                          87          (1,056)
                                                                                    ----------        ---------
Increase in cash and cash equivalents                                        4,325            8,434
Beginning cash and cash equivalents                                                    30,192           47,877
                                                                                    ----------        ---------
Ending cash and cash equivalents                                                   $   34,517         $ 56,311
                                                                                    ----------        ---------
                                                                                    ----------        ---------


     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 1995 and for the three and nine months ended December 31, 1995 and 1994 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K, as amended, for the year ended March 31, 1995, and the Delrina Corporation Consolidated Financial Statements and the Symantec and Delrina Corporation Pro Forma Combined Balance Sheet and Combined Statement of Operations and notes thereto included on Symantec's Joint Management Information Circular and Proxy Statement. The results of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 1995, March 31, 1995 and December 31, 1994 reflect amounts as of and for the periods ended December 29, 1995, March 31, 1995 and December 30, 1994, respectively.

During the December 1995 quarter, Symantec completed the acquisition of Delrina Corporation ("Delrina"). The acquisition of Delrina was accounted for as a pooling of interests and all financial information has been restated to reflect the combined operations of Delrina and Symantec. Due to differing fiscal year ends of Delrina and Symantec, financial information related to Delrina's fiscal years ended June 30, 1995 and 1994 has been combined with financial information related to Symantec's years ended March 31, 1995 and 1994, respectively. Accordingly, Delrina's results for the quarter ended June 30, 1995 were duplicated in the combined statements of operations for 1995 and 1994 and Delrina's net loss for the quarter ended June 30, 1995, was credited to stockholders' equity.

The table below sets forth the composition of combined net revenues and net income (loss) for the pre-acquisition periods indicated. Information with respect to Delrina for the nine months ended December 31, 1995 reflects the six months ended September 30, 1995, prior to the Delrina acquisition.


                                                         Three Months Ended              Nine Months Ended
                                                            December 31,                    December 31,
                                                  ---------------------------      ---------------------------
(In thousands; unaudited)                             1995            1994             1995             1994
----------------------------                      -----------     -----------      -----------      -----------
Net revenues:
     Symantec                                       $111,097        $ 84,128         $304,053         $246,319
     Delrina                                              --          26,433           25,419           76,645
                                                   ----------       ---------        ---------        ---------
                                                    $111,097        $110,561         $329,472         $322,964
                                                   ----------       ---------        ---------        ---------
                                                   ----------       ---------        ---------        ---------
Net income (loss):
     Symantec                                       $(36,806)       $   9,058        $(12,234)        $  18,081
     Delrina                                              --            2,709         (35,492)            9,743
                                                   ----------       ---------        ---------        ---------
                                                    $(36,806)       $  11,767        $(47,726)        $  27,824
                                                   ----------       ---------        ---------        ---------
                                                   ----------       ---------        ---------        ---------


NOTE 2.  BALANCE SHEET INFORMATION


                                                                                     December 31,       March 31,
(In thousands; unaudited)                                                                1995             1995
--------------------------                                                          --------------     -----------
Cash and short-term investments:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 24,065         $ 19,745
     Cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,452           10,447
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . .         87,692          101,603
                                                                                     ---------        ---------
                                                                                     $122,209         $131,795
                                                                                     ---------        ---------
                                                                                     ---------        ---------
Trade accounts receivable:
     Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 83,606         $ 86,113
     Less: allowance for doubtful accounts . . . . . . . . . . . . . . . . . .        (5,139)           (4,852)
                                                                                     ---------        ---------
                                                                                     $ 78,467         $ 81,261
                                                                                     ---------        ---------
                                                                                     ---------        ---------
Inventories:
     Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,230         $  2,684
     Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,148            6,749
                                                                                     ---------        ---------
                                                                                     $  8,378         $  9,433
                                                                                     ---------        ---------
                                                                                     ---------        ---------
Equipment and leasehold improvements:
     Computer equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 73,374         $ 59,818
     Office furniture and equipment. . . . . . . . . . . . . . . . . . . . . .         24,804           23,614
     Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . .         10,999            9,609
                                                                                     --------         --------
                                                                                      109,177           93,041
     Less: accumulated depreciation and amortization . . . . . . . . . . . . .        (61,414)         (53,662)
                                                                                     ---------        ---------
                                                                                     $ 47,763         $ 39,379
                                                                                     ---------        ---------
                                                                                     ---------        ---------
Purchased intangibles:
     Product rights. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 37,880         $ 49,439
     Less:  accumulated amortization . . . . . . . . . . . . . . . . . . . . .        (36,929)         (38,317)
                                                                                     ---------        ---------
                                                                                     $    951         $ 11,122
                                                                                     ---------        ---------
                                                                                     ---------        ---------
Other accrued expenses:
     Acquisition, restructuring and other expenses . . . . . . . . . . . . . .       $ 14,059         $  8,614
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,057           22,892
     Marketing development funds . . . . . . . . . . . . . . . . . . . . . . .         10,668            7,706
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,757           21,470
                                                                                     ---------        ---------
                                                                                     $ 69,541         $ 60,682
                                                                                     ---------        ---------
                                                                                     ---------        ---------



NOTE 3.  LINE OF CREDIT

Symantec has a $10.0 million bank line of credit that originally expired in October 1995 and was extended until February 28, 1996. The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate (8.50% at December 31, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. During the quarter ended December 31, 1995, the Company was in default of the covenant related to its profitability, which resulted from the acquisition of Delrina Corporation. Symantec has obtained a waiver in relation to the covenant default. At December 31, 1995, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at December 31, 1995.

NOTE 4.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consisted of the following:

                                                        Three Months Ended                 Nine Months Ended
                                                            December 31,                      December 31,
                                                    -------------------------        ---------------------------
(In thousands)                                          1995            1994             1995             1994
------------------                                  ---------       ---------         --------          --------
Delrina acquisition expenses                         $22,000             $--          $22,000           $   --
Loss on sale of Time Line Solutions
     Corporation assets                                2,653              --            2,653               --
Relocation of certain research
     and development activities                           --              --            2,229               --
Central Point acquisition expenses                        --              --           (2,300)            9,000
SLR acquisition expenses                                  --              --               --              545
Other                                                  1,035              --            1,035               --
                                                     --------         -------         --------          -------
Total acquisition, restructuring and
     other expenses                                  $25,688             $--          $25,617           $9,545
                                                     --------         -------         --------          -------
                                                     --------         -------         --------          -------


During November 1995, Symantec completed its acquisition of Delrina Corporation ("Delrina"). Symantec recorded total acquisition charges of $22.0 million, which included $8.8 million for legal, accounting and financial advisory services, $6.4 million for the elimination of duplicate and excess facilities and equipment, $3.7 million for personnel severance and outplacement expenses, and $3.1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

During November 1995, Symantec sold the assets of Time Line Solutions Corporation to a group comprised of Time Line Solution Corporation's management and incurred a $2.7 million loss on the sale.

During the December 1995 quarter, Symantec incurred $1.0 million which included a loss on the sale of certain assets and liabilities of a subsidiary and other expenses.

During February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan is designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During the quarter ended June 30, 1995, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel.

In connection with the acquisitions of Central Point Software, Inc. ("Central Point") and SLR Systems, Inc. ("SLR"), Symantec recorded total acquisition charges of $9.5 million in the quarter ended June 30, 1994. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses, and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

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

As of December 31, 1995, total cash related accrued acquisition, restructuring and other expenses were $14.1 million and included $3.4 million for legal, accounting and financial advisory services, $0.7 million for the modification of certain development contracts, $4.3 million for the elimination of duplicate and excess facilities, $1.6 million for personnel severance and outplacement expenses, and $4.1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

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

On September 3, 1992, Borland International, Inc. ("Borland") filed a lawsuit in the Superior Court for Santa Cruz County, California against Symantec, Gordon E. Eubanks, Jr. (Symantec's President and Chief Executive Officer) and Eugene Wang (a former Executive Vice President of Symantec who was also a former employee of Borland). The complaint, as amended, alleges misappropriation of trade secrets, unfair competition, inducing breach of contract, interference with prospective economic advantage and unjust enrichment. Borland alleged that prior to joining Symantec, Mr. Wang transmitted to Mr. Eubanks confidential information concerning Borland's product and marketing plans. Borland claims damages in an unspecified amount. Symantec has denied the allegations of Borland's complaint and contends that Borland has suffered no damages from the alleged actions. Borland obtained a temporary restraining order and a preliminary injunction prohibiting the defendants from using, disseminating or destroying any Borland proprietary information or trade secrets. Symantec filed a cross complaint against Borland alleging that Borland had committed abuse of process and defamation in publishing statements that Symantec had acted in contempt of a temporary restraining order. The case is not being actively prosecuted at this time pending the outcome of the criminal proceedings, discussed below. Symantec believes that Borland's claims have no merit.

On September 2, 1992, the Scotts Valley, California police department, operating with search warrants for Borland proprietary and trade secret information, searched Symantec's offices and the homes of Messrs. Eubanks and Wang and removed documents and other materials. On February 26, 1993, criminal indictments were filed against Messrs. Eubanks and Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On August 23, 1993, the Court recused the District Attorney's Office from prosecution of the action. On October 5, 1993, the State Attorney General and the District Attorney's Office filed a Notice of Appeal of the Order, and that appeal was argued on July 11, 1995. On September 8, 1995, the Court of Appeals reversed the recusal order. A petition for review of this decision by the California Supreme Court was granted on December 14, 1995. Symantec believes the criminal charges against Messrs. Eubanks and Wang have no merit.

On June 11, 1992, Dynamic Microprocessor Associates, Inc. ("DMA"), a wholly-owned subsidiary of Symantec, commenced an action against EKD Computer Sales & Supplies Corporation ("EKD"), a former licensee of DMA, and Thomas Green, a principal of EKD, for copyright infringement, violations of the Lanham Act, trademark infringement, misappropriation, deceptive acts and practices and unfair competition and breach of contract. On July 14, 1992, the Suffolk County sheriff's department conducted a search of EKD's premises and seized and impounded thousands of infringing articles. On July 21, 1992, the Court issued a preliminary injunction against EKD and Mr. Green, enjoining them from manufacturing, marketing, distributing, copying or purporting to license DMA's pcANYWHERE III or using DMA's marks.

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

Subsequent to the acquisition of DMA by Symantec, Peter Byer, a former sales and marketing employee of DMA filed a lawsuit in the Supreme Court of the State of New York against DMA, Symantec and Lee Rautenberg (who was formerly President of DMA). The lawsuit alleges that Peter Byer was orally promised an 8% equity interest in DMA in connection with his performance of services, that he was underpaid commissions under DMA's commission plan and that DMA was unjustly enriched because it paid Mr. Byer less than the fair value of his services. The lawsuit seeks damages of at least $5.3 million. The Court has issued an order to dismiss the material claims included in this action. Furthermore, Mr. Rautenberg and the other stockholders of DMA have an obligation to indemnify Symantec for any liabilities resulting from this action.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the following discussion. Among such important factors are (i) the competitive environment of the software industry, (ii) Symantec's dependence on Windows 95, (iii) losses incurred by Symantec and Delrina in recent quarters, (iv) Symantec's dependence on its distributors, concentration of and access to distribution channels, (v) importance of developing, marketing, supporting and acquiring new products, (vi) the effect of international operations on Symantec, (vii) variations in operating results, (viii) volatility of Symantec's stock price,
(ix) acquisition risks, including increased costs, uncertain benefits and risks of integration, management and personnel changes, (x) proprietary rights, and (xi) potential and existing litigation. Further information concerning the aforementioned factors that could cause actual results to differ materially from those in the forward-looking statement is contained in the risk factors section of Symantec's Joint Management Information Circular and Proxy Statement, dated October 17, 1995.

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated financial statements included elsewhere herein. Due to a number of factors and risks, including the rapid change in hardware and software technology, market conditions, seasonality in the retail software market, the timing of product announcements, the release of new or enhanced products, the introduction of competitive products by existing or new competitors and the significant risks associated with acquisitions of companies, technology and software product rights, historical results and percentage relationships will not necessarily be indicative of the operating results of any future period. The recent release of the new operating system ("Windows 95") by Microsoft has been a particularly important event that increases the uncertainty and will likely increase the volatility of Symantec's future operating results.

Symantec's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has recently experienced shortfalls in revenue and earnings from levels expected by securities analysts, which had an immediate and significant adverse effect on the trading price of Symantec's common stock. This may occur again in the future. Additionally, as a significant percentage of Symantec's revenues are generated from enterprise software products, which are frequently sold through site licenses and which often occur late in the quarter, Symantec may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of Symantec's common stock.

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

Net income (loss) per share is calculated using the treasury stock or the modified treasury stock method (see Note 6 of Notes to Consolidated Financial Statements), as applicable. Increases in the price of Symantec's common stock can have an adverse impact on the calculation of fully-diluted net income per share in that period.

During the nine months ended December 31, 1995 and 1994, Symantec completed acquisitions of the following companies which were accounted for as poolings of interest:


                                                                                                     Acquired
                                                                                 Shares of            Company
                                                                                 Symantec              Stock
                                                                                  Common              Options
Companies Acquired                                    Date Acquired            Stock Issued           Assumed
-----------------------                             ------------------        --------------       --------------
Delrina Corporation ("Delrina")                      November 22, 1995           13,684,174*         1,271,677
Intec Software Corporation ("Intec")                 August 31, 1994                133,332                 --
Central Point Software, Inc. ("Central Point")       June 1, 1994                 4,029,429            707,452
SLR Systems, Inc. ("SLR")                            May 31, 1994                   170,093                 --


* Includes Delrina Exchangeable stock. Delrina stockholders received Delrina exchangeable stock in exchange for Delrina common shares at a rate of 0.61 per share. Delrina exchangeable stock may be converted into Symantec common stock on a one-for-one basis at the stockholders' option.

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                      Three Months                      Nine Months
                                                             Ended     Percent                Ended       Percent
                                                      December 31,      Change          December 31        Change
                                                    ---------------  in Dollar      ----------------    in Dollar
                                                    1995     1994      Amounts      1995        1994      Amounts
                                                    ----      ----     -------      ----        ----      -------
Net revenues . . . . . . . . . . . . . . . .         100%      100%        0%         100%       100%        2%
Cost of revenues . . . . . . . . . . . . . .          28        21        35           27         21        28
                                                    ----      ----                   ----       ----
       Gross margin. . . . . . . . . . . . .          72        79        (9)          73         79        (5)
Operating expenses:
     Research and development. . . . . . . .          24        16        49           21         16        37
     Sales and marketing . . . . . . . . . .          54        44        24           53         43        25
     General and administrative. . . . . . .           6         6       (11)           8          6        33
     Acquisition, restructuring and
       other expenses. . . . . . . . . . . .          23        --         *            8          3       168
                                                    ----      ----                   ----       ----
       Total operating expenses. . . . . . .         107        66        62           90         68        35
                                                    ----      ----                   ----       ----
Operating income (loss). . . . . . . . . . .         (35)       13         *          (17)        11         *

Interest income. . . . . . . . . . . . . . .           2         1        15            2          1        62
Interest expense . . . . . . . . . . . . . .           0        (1)      (47)           0         (1)      (39)
Other income (expense), net. . . . . . . . .           0         1       (56)          (1)         1         *
                                                    ----      ----                   ----       ----
Income (loss) before income taxes. . . . . .         (33)       14         *          (16)        12         *
Provision (benefit) for income taxes . . . .           0         3         *           (2)         3         *
                                                    ----      ----                   ----       ----
Net income (loss). . . . . . . . . . . . . .         (33)%      11%        *          (14)%        9%        *
                                                    ----      ----                   ----       ----
                                                    ----      ----                   ----       ----


* percentage change is not meaningful.

NET REVENUES.

Net revenues were $111.1 million in the quarter ended December 31, 1995, increasing slightly from net revenues of $110.6 million in the quarter ended
December 31, 1994.   During the December 1995 quarter, Symantec experienced
increased net revenues from its Networking and Communications Utility and Security Utility products, offset by decreased revenues from its Advanced Utility products compared to the December 1994 quarter. In addition, Symantec experienced an increase in revenue due to the introduction of its Windows 95 products, but this increase was substantially offset by a decrease in revenue related to Windows 3.1 and DOS products during the December 1995 quarter. Enterprise revenue increased from 31% of net revenues in the December 1994 quarter to 35% of net revenues in the December 1995 quarter. Net revenues for the nine months ended December 31, 1995 were $329.5 million compared to $323.0 million for the nine months ended December 31, 1994.

During the December 1995 quarter, Symantec released various new products including WinFax Pro for Windows 95 v. 7.0, CyberJack v. 7.0, CommSuite 95
v. 1.0, pcANYWHERE 32 v. 7.0, Symantec C++ PowerMac v. 8.0, Norton Utilities Mac v. 3.2, Symantec Enterprise Developer v. 2.5, Norton DiskLock, Norton DiskLock Administrator Version v. 4.0 for PowerMac, and Q&A v. 5.0 for DOS.

Net revenues for the nine months ended December 31, 1995 include $7.2 million of international net revenue previously deferred by Central Point. In March 1994, due to the market's concerns regarding Central Point's long-term viability and the announced acquisition of Central Point by Symantec, Central Point was unable to reasonably estimate future product returns from its distributors and resellers. In addition, there were high levels of inventory in the distribution channel, which had been shipped into the channel prior to the acquisition. Central Point believed that there was a high risk of this inventory being returned. In accordance with Statement of Financial Accounting Standards No. 48, Central Point revenue and the related cost of revenue for fiscal 1994 for software shipments to Central Point's distributors and resellers was deferred until sold by the distributors or resellers to the end user. Since the acquisition, Symantec has analyzed sell-through and product return information related to the Central Point products to determine when such products were being sold through, and Symantec believes its marketing and sales programs were successful in moving the remaining deferred channel inventory through to end users. Accordingly, in the quarter ended June 30, 1995, Symantec was able to estimate the remaining Central Point product returns in the international distribution channel and as a result recognized approximately $7.2 million of international net revenue and $1.7 million of international cost of revenues previously deferred by Central Point.

Net revenues from international sales were $38.4 million and $38.6 million and represented 35% of total net revenues in the quarters ended December 31, 1995 and 1994, respectively. Net revenues from international sales were $120.5 million and $103.5 million and represented 37% and 32% of total net revenues for the nine months ended December 31, 1995 and December 31, 1994, respectively.

Enhanced product releases typically result in net revenue increases during the first three to nine months following their introduction due to purchases by existing users, usually at discounted prices, and initial inventory purchases by Symantec's distributors. In addition, between the date Symantec announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product.

Symantec's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or new version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." During the quarter ended December 31, 1995, Symantec released several new Windows 95 products into the distribution channel and accordingly, provided for sales returns.
In addition, Symantec deferred revenue associated with estimated excess inventories in the distribution channel. As a result, the effect of channel fill relating to these new Windows 95 products was somewhat mitigated during the quarter ended December 31, 1995.

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

Symantec believes that many of its customers are moving toward an enterprise-wide computing oriented environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments. Symantec's entry into the enterprise software market is relatively new and as a result, Symantec is beginning to compete with companies with which it has not previously competed. As a result, there is uncertainty regarding customer acceptance of Symantec's products because Symantec has not been a major supplier in the enterprise market. These factors increase the uncertainty of forecasting financial results. While Symantec expects the market's shift toward enterprise products to continue, there can be no assurance that Symantec's enterprise products will be successful or will gain customer acceptance.

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must continue to develop relationships with and rely on systems integrators and other third-party vendors that provide consulting and integration services to customers and deliver products developed for this market segment. Furthermore, the length of the sales cycle with respect to enterprise products is longer, and customers of enterprise products may take delivery of a product subject to integration and acceptance by the customer. In addition, a very high proportion of enterprise product sales are completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Each of these factors increases the risk that forecasts of quarterly financial results will not be achieved.

Symantec's products include enterprise products, which are frequently offered through site licenses where a license for multiple workstations is provided to a customer at a negotiated price, and desktop software products, which are generally offered through the distribution channel or directly to end-users. Enterprise product revenues are typically comprised of lower volume, high dollar site license transactions compared to desktop product revenues which are typically comprised of higher volume, low dollar pre-packaged product sales. The prices of site licenses tend to vary based upon the individual products licensed, the number of units licensed and the number of desktop computers at the customer's site.

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significant financial resources, may further cause Symantec to reduce software prices and/or increase sales and marketing expenses on a number of Symantec's products. There was no material impact to net revenues resulting from changes in product pricing in the three and nine months ended December 31, 1995 as compared to the three and nine months ended December 31, 1994.

A significant portion of Symantec's revenues are from sales to two large distributors. These customers tend to make the great majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to Symantec. Symantec's distribution customers also carry the products of Symantec's competitors, some of which have significant financial resources. The distributors have limited capital to invest in inventory and their decisions to purchase Symantec's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which Symantec has no control and which it cannot predict.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred recently and are likely to occur in the future. A number of factors, including the timing of announcements and releases of new or enhanced versions of its products, product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, the market's transition between operating systems and the transition from a desktop PC environment to an enterprise-wide environment may cause significant fluctuations in net revenues and, accordingly, operating results.

Symantec is devoting substantial efforts to the development of software products that are designed to operate on Microsoft's new Windows 95 operating system. Microsoft has incorporated advanced utilities, including telecommunications, facsimile and data recovery utilities, in Windows 95, and may include additional product features in future releases of Windows 95, that may decrease the demand for certain of the Company's products, including those currently under development. Symantec has begun development efforts on several products and may consider developing a number of new products designed to operate on Microsoft's operating system ""Windows NT.'' Further, should Windows 95 or NT not achieve timely market acceptance, or should Symantec be unable to successfully or timely develop products that operate under these operating systems, Symantec's future revenues and, accordingly, profitability would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many of Symantec's products is dependent on the adoption rate of these operating systems, which Symantec and securities analysts are unable to predict, the ability of Symantec and securities analysts to forecast Symantec's revenues is being adversely impacted. As a result, there is a heightened risk that revenues and profits will not be in line with analysts' expectations in the periods following the introduction of Windows 95, which was shipped by Microsoft in August 1995, and the adoption of Window NT.

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

In addition, there can be no assurance that any products currently being developed by Symantec, including products being developed for Windows 95 and Windows NT, will be technologically successful, that any resulting products will achieve market acceptance or that Symantec's products will be effective in competing with products either currently in the market or introduced in the future.

During fiscal 1993, Symantec believes that its net revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of Windows 3.1, which required more computing capability and computer memory. If the next class of personal computers, including those based on Intel's P6/Pentium Pro microprocessor or Motorola's Power-PC, are also rapidly reduced in price, there may be another unexpected shift in customer buying away from software and Symantec's products. In addition, Windows 95 requires significantly more computer memory and hard disk space than Windows 3.1 and if there is a shift from software to hardware spending and/or a shortage of computer memory components, there could be an adverse effect on the sales of computer hardware and software. Either of these events could result in significantly reduced revenues and a material adverse effect on Symantec's operating results. Symantec has noted that Pentium processors have been reduced in price and are being marketed aggressively by Intel.

Symantec estimates and maintains reserves for product returns. Increased product returns occur when Symantec introduces product upgrades and new products and discontinues certain software products. In addition, competitive factors require Symantec to offer increased rights of return for products that distributors or retail stores are unable to sell. Symantec has set its reserves for returns in accordance with historical product return experience. Setting reserves involves making significant judgments about future competitive conditions and product life cycles. Those judgments involve evaluating information that often is incomplete, unclear and in conflict. Symantec prepares detailed analyses of historical return rate experiences in its estimation of reserves for product returns. In addition to detailed historical return rates, Symantec's estimation of return reserves takes into consideration upcoming product upgrades, current market conditions, distributor and "superstore" inventory balances, sell-through volume and any other known factors that may impact anticipated product returns. Based upon returns experienced, Symantec's estimates have been materially accurate. However, there can be no assurance that historical experience will be an accurate guide for the future because the rate of returns is primarily a function of the competitive state of the market in the future and thus, in large part, is a function of the actions of Symantec's competitors, which Symantec cannot accurately anticipate.

Symantec's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at December 31, 1995 were substantially higher than reserve balances at December 31, 1994. The increase in the product return reserve balance is primarily related to the introduction of Symantec's Windows 95 products during the quarters ending September 30, 1995 and December 31, 1995 which had high sell-in volumes. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

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

Also, Symantec's order entry department is located in Oregon, with shipments being made from a warehouse in California. Order entry and shipping is similarly physically separated in Europe. A disruption in communications between these facilities, particularly at the end of a fiscal quarter, would likely result in an unexpected shortfall in revenues and could result in an adverse impact on operating results.

Symantec provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days free telephone start-up support for certain of Symantec's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of Symantec's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant net revenues in the three and nine months ended December 31, 1995 and 1994 and are not expected to generate material net revenues in the near future.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $9.3 million and $0.9 million for the quarters ended December 31, 1995 and 1994 and $16.5 million and $8.6 million for the nine months ended December 31, 1995 and 1994, respectively. The significant increase in amortization and write-off of purchased product rights and capitalized software development expenses for the quarter and nine months ended December 31, 1995 over the 1994 periods is due to Symantec's decision to de-emphasize its continued development and marketing efforts related to certain products and Delrina's write-off of previously capitalized software development costs of software designed to operate on Windows 3.1.

Gross margins decreased to 72% of net revenues in the quarter ended December 31, 1995 from 79% in the quarter ended December 31, 1994. Gross margin decreased to 73% of net revenues in the nine months ended December 31, 1995 from 79% of net revenues in the nine months ended December 31, 1994. The decline in the gross margin percentage was due to a write-off of approximately $10.2 million of certain purchased intangibles resulting from the Company's decision to de-emphasize its continued development and marketing efforts related to certain products and in the nine-month period, Delrina's increased reserves related to its products designed to operation on Windows 3.1. Symantec believes that the gross margin percentage may increase in the near term unless there is a significant decline in Symantec's net revenues or unless Symantec incurs future significant capitalized software write-offs and/or a significant increase in required inventory reserves.

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

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses increased 49% to $26.3 million or 24% of net revenues in the quarter ended December 31, 1995 from $17.7 million or 16% of net revenues in the quarter ended December 31, 1994. Research and development expenses for the nine months ended December 31, 1995 increased 37% to $70.2 million or 21% of net revenues from $51.4 million or 16% of net revenues for the comparable 1994 period. The increase in research and development expenses is principally due to increased product development efforts associated with Symantec's development of new Windows 95 products including those from Delrina. Symantec believes increased research and development expenditures will be necessary in order to remain competitive and expects future research and development expenses to increase in dollar amount, but may decline as a percentage of net revenues should net revenues increase.

Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain internal software development costs are not expected to materially affect Symantec in any future periods.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 24% to $60.2 million or 54% of net revenues in the quarter ended December 31, 1995 from $48.5 million or 44% of net revenues in the prior year's comparable quarter. Sales and marketing expenses were $172.8 million and $138.1 million and represented 53% and 43% of net revenues for the nine months ended December 31, 1995 and 1994, respectively. The increase in sales and marketing expenses was principally due to an increase in marketing development expenses and an increase in sales and marketing expenses primarily associated with the release of Symantec's Windows 95 products.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the introduction of new and upgraded products, and products currently being developed for Windows 95, Symantec expects the expenses associated with these efforts may increase in dollar amount and will continue to constitute Symantec's most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful. Symantec believes that the Company's sales and marketing expenses may decrease as a percentage of net revenues in the near term following the high expenses associated with the launch of Windows 95 products.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses decreased 11% from $7.0 million or 6% of net revenues in the quarter ended December 31, 1994 to $6.3 million or 6% of net revenues in the quarter ended December 31, 1995. The decrease in general and administrative expenses is primarily due to the elimination of duplicate administrative activities after the acquisition of Delrina. General and administrative expenses increased 33% from $20.5 million or 6% of net revenues for the nine months ended December 31, 1994 to $27.2 million or 8% of net revenues for the nine months ended December 31, 1995. The increase in general and administrative expenses for these nine month periods was principally due to significant general and administrative expenses incurred by Delrina during the second quarter of 1995 and certain legal fees incurred by Delrina for litigation.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.

ACQUISITION EXPENSES.   During November 1995, Symantec completed its
acquisition of Delrina and recorded total acquisition charges of $22.0 million during the quarter ending December 31, 1995. The charges included $8.8 million for legal, accounting and financial advisory services, $6.4 million for the elimination of duplicate and excess facilities, $3.7 million for personnel severance and outplacement expenses and $3.1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses. The acquisition has been accounted for as a pooling of interests.

In connection with the acquisitions of Central Point and SLR, Symantec recorded total acquisition charges of $9.5 million in fiscal 1995. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicate product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses, and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

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

Symantec has acquired a number of companies in the past and may make additional acquisitions in the future. Company acquisitions involve a number of special risks, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the integration of the acquired products, the diversion of management's attention to assimilation of the operations and personnel of the acquired companies, the loss of key employees and the difficulty of presenting a unified corporate image. Symantec has lost certain employees of acquired companies whom it desired to retain, and, in some cases, the assimilation of the operations of acquired companies took longer than initially anticipated by Symantec. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse facilities, Symantec has not realized certain economies of scale that might otherwise have been achieved. There can be no assurance that these same problems will not occur in the acquisition of Delrina and in connection with any future acquisitions undertaken by Symantec.

Symantec typically incurs significant acquisition expenses for legal, accounting and financial advisory services, the write-off of duplicative technology and other expenses related to the combination of Symantec and an acquired company. These expenses may have a significant adverse impact on Symantec's future profitability and financial resources.

RESTRUCTURING AND OTHER EXPENSES. During November 1995, Symantec sold the assets of Time Line Solutions Corporation to a group comprised of Time Line Solutions Corporation's management and incurred a loss of $2.7 million on the sale.

During the December 1995 quarter, Symantec incurred $1.0 million which included a loss on the sale of certain assets and liabilities of a subsidiary and other expenses.

During February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan is designed to gain greater synergy between Symantec's Third Generation Language and Fourth Generation Language development groups. As of the end of the June 1995 quarter the Company incurred $2.2 million of the relocation costs for moving equipment and personnel.

As of December 31, 1995, total accrued acquisition and restructuring expenses were $14.1 million and included $3.4 million for legal, accounting and financial advisory services, $0.7 million for the modification of certain development contracts, $4.3 million for the elimination of duplicate and excess facilities, $1.6 million for personnel severance and outplacement expenses, and $4.1 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was $1.7 million and $1.5 million for the three months ended December 31, 1995 and 1994, respectively. Interest income was $5.9 million and $3.7 million for the nine months ended December 31, 1995 and 1994, respectively. The increase in interest income is due to higher average invested cash balances. Interest expense was $0.3 million and $0.6 million for the three months ended December 1995 and 1994, respectively, and $1.1 million and $1.8 million for the nine months ended December 31, 1995 and 1994, respectively. The decrease in interest expense is principally due to the conversion of $10.0 million of convertible subordinated debentures into 833,333 shares of Symantec common stock on April 26, 1995. Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in foreign currency exchange rates.

Symantec conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. Symantec utilizes some natural hedging to mitigate Symantec's transaction exposures and, effective December 31, 1993, Symantec commenced hedging some residual transaction exposures through the use of 30-day forward contracts. At December 31, 1995, there was a total of approximately $34.6 million of outstanding forward exchange contracts.
The net liability of forward contracts was approximately $27.4 million at December 31, 1995. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on 30-day forward contracts held by Symantec when changes in foreign currency exchange rates occur and are purchased in the expectation that they will offset the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, intercompany balances and trade payables. There can be
                                      20
no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. Symantec does not hedge its translation risk.

INCOME TAX PROVISION.

The effective tax benefit for the nine months ended December 31, 1995 was 9%, which compared to an effective income tax rate of 27% in the prior year's comparable period. The lower tax benefit for the nine months ended December 31, 1995 was primarily attributable to unbenefitted pre-acquisition losses from Delrina.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments decreased $9.6 million from $131.8 million at March 31, 1995 to $122.2 million at December 29, 1995, largely due to cash outflow related to expenses associated with the Delrina acquisition. Net cash provided by operating activities was $1.2 million and was comprised of the Company's net loss of $47.7 million offset by non-cash related expenses of $34.9 million, a net increase of $9.2 million in current assets and current liabilities, and a $4.8 million adjustment for Delrina's net loss for the quarter ended June 30, 1995.

Net trade accounts receivable decreased $2.8 million from $81.3 million at March 31, 1995 to $78.5 million at December 31, 1995 primarily due to a substantially higher product return reserve balance at December 31, 1995.
Net inventories decreased $1.0 million from $9.4 million at March 31, 1995 to $8.4 million at December 31, 1995 due to a higher level of inventory reserves at December 31, 1995.

Symantec has a $10.0 million bank line of credit that originally expired in October 1995 and was extended until February 28, 1996. Symantec is currently in the process of extending its $10.0 million line of credit for an additional two years beginning February 28, 1996. The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate (8.50% at December 31, 1995), the U.S. offshore rate plus 1.5%, a CD rate plus 1.5% or LIBOR plus 1.5%, at Symantec's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to Symantec maintaining certain financial ratios and profits. During the quarter ended December 31, 1995, Symantec was in default of its profitability covenant which resulted from the acquisition of Delrina. Symantec has obtained a waiver from its bank in relation to the default. At December 31, 1995, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at December 31, 1995. Company acquisitions in the future, may cause Symantec to be in violation of the line of credit covenants; however, Symantec believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of Symantec.

Symantec may utilize significant amounts of cash in connection with the potential acquisition of additional companies, and software product rights in the future. Should Symantec sustain significant losses, there can be no assurances that the bank line of credit, which is available through February 1996, would remain available. Additionally, Symantec could be required to reduce operating expenses, which could result in further product delays; reassess acquisition opportunities, which could negatively impact Symantec's growth objectives; and/or pursue further financing options. Symantec believes existing cash and short-term investments will be sufficient to fund operations for the next year.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Information with respect to this item is incorporated by reference to Note 7 of Notes to Consolidated Financial Statements included herein on page 9 of this Form 10-Q.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           (a) An annual meeting of stockholders of Symantec was held on November 20, 1995.
           (b) Matters voted on at the meeting and votes cast on each were as follows:


                                                                  Total Vote        Authority
                                                  Total Vote        Withheld         Withheld
                                                    For Each       From Each         From All
                                                    Director        Director         Nominees
                                                 -----------      ----------       ----------

1.     To elect six directors to Symantec's
       Board of Directors, each to hold
       office until his successor is elected
       and qualified or until his earlier
       resignation or removal.
           Charles M. Boesenberg . . . . . . .    34,443,303         150,927           18,345
           Walter W. Bregman . . . . . . . . .    34,443,138         151,092           18,345
           Carl D. Carman. . . . . . . . . . .    34,452,453         141,777           18,345
           Gordon E. Eubanks, Jr.. . . . . . .    34,434,108         160,122           18,345
           Robert S. Miller. . . . . . . . . .    34,452,453         141,777           18,345
           Leslie L. Vadasz. . . . . . . . . .    34,451,753         142,477           18,345

                                                                                                      Broker
                                                     For             Against          Abstain      "Non-Votes"
                                                 -----------      ----------       ----------       ----------

2.     To consider and act upon a proposal       28,495,481          604,444           76,716       5,417,588
       to approve the Combination Agreement
       dated as of July 5, 1995 between
       Symantec and Delrina Corporation and
       the transactions contemplated thereby,
       including the issuance of shares of
       Symantec Common Stock as
       contemplated by such Combination
       Agreement.

3.     To consider and act upon a proposal       33,537,796          597,173           76,171         383,090
       to amend Symantec's Certificate of
       Incorporation to (a) increase by 30,000,000
       (from 70,000,000 to 100,000,000) the
       number of shares of Common Stock
       authorized for issuance; and (b) create
       a new class of stock, designated Special
       Voting Stock, par value $1.00 per share,
       and to authorize one share for issuance
       thereunder.

4.     To consider and act upon a proposal       32,333,766        2,183,931           76,533               --
       to amend the 1989 Employee Stock
       Purchase Plan to increase the number
       of shares authorized for issuance by
       500,000 to 2,000,000.



                                                                                                      Broker
                                                         For         Against        Abstain         Non-Votes
                                                 -----------      ----------       ----------       ----------
5.     To consider and act upon a proposal to     20,578,293      13,940,470           75,467            --
       amend the 1988 Employees Stock
       Option Plan to increase the number of
       shares authorized for issuance by
       1,000,000 to 13,700,000.

6.     To consider and act upon a proposal to     34,475,996          36,820           81,414            --
       ratify the Board of Director's selection
       of Ernst & Young as Symantec's
       independent auditors.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:
     10.01 Office building lease, as amended, dated as of December 1, 1995 between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada.
     10.02 Employment and Non-competition Agreement between Symantec Corporation and Dennis Bennie.
     11.01  Computation of Net Income Per Share.
     27.01  Financial Data Schedule.

(b)  Reports on Form 8-K
     None

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 9, 1996          SYMANTEC CORPORATION




                                  By    /s/ Robert R. B. Dykes
                                        ----------------------
                                            Robert R. B. Dykes
                                            Executive Vice President/Worldwide
                                            Operations and Chief Financial
                                              Officer
                                            (duly authorized officer)


                                        /s/ Howard A. Bain III
                                        -------------------------
                                            Howard A. Bain III
                                            Vice President Finance and
                                            Chief Accounting Officer