Form 10-K405
period 1996-03-31
SYMANTEC CORP
filed 1996-06-26
CIK 849399

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                  FORM 10-K

(MARK ONE)
    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996.
                                     OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                       COMMISSION FILE NUMBER  0-17781

- -------------------------------------------------------------------------------
                           SYMANTEC  CORPORATION
            (Exact name of registrant as specified in its charter)

                 DELAWARE                      77-0181864
     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)        Identification No.)

           10201 TORRE AVENUE, CUPERTINO, CALIFORNIA 95014-2132
         (Address of principal executive offices)      (zip code)

    Registrant's telephone number, including area code:  (408) 253-9600
- -------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
             NONE                                    NONE
    (Title of each class)          (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, PAR VALUE $0.01 PER SHARE
                            (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES  /X/                 NO  / /

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on June 1, 1996 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:

                               $852,935,049

Number of shares outstanding of each of the registrant's classes of common stock, including 5,272,407 shares of Delrina exchangeable stock, as of June 1, 1996:

                                54,124,841

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 25, 1996 are incorporated by reference into Part III.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SYMANTEC CORPORATION
                             FORM 10-K
              FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                          TABLE OF CONTENTS

                              PART I.

                                                            PAGE
                                                          --------
Item 1.  Business. . . . . . . . . . . . . . . . . . . .      1

Item 2.  Properties. . . . . . . . . . . . . . . . . . .     15

Item 3.  Legal Proceedings . . . . . . . . . . . . . . .     16

Item 4.  Submission of Matters to a Vote of
         Security Holders. . . . . . . . . . . . . . . .     16

                              PART II.

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters . . . . . . . .     17

Item 6.  Selected Financial Data . . . . . . . . . . . .     18

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations . . . . . . . . . . . . . . . . .     19

Item 8.  Financial Statements and Supplementary Data . .     30

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . .     30

                              PART III.

Item 10. Directors and Executive Officers of the
         Registrant . . . . . . . . . . . . . . . . . . .     31

Item 11. Executive Compensation . . . . . . . . . . . . .     34

Item 12. Security Ownership of Certain Beneficial
         Owners and Management. . . . . . . . . . . . . .     34

Item 13. Certain Relationships and Related
         Transactions . . . . . . . . . . . . . . . . . .     34

                              PART IV.

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K. . . . . . . . . . . . .     35

Signatures. . . . . . . . . . . . . . . . . . . . . . . .     60

PART I

ITEM 1: BUSINESS.

FORWARD-LOOKING STATEMENTS.

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GENERAL.

Symantec Corporation ("Symantec" or the "Company") develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity as well as manage networked computing environments. Approximately 85% of Symantec's net revenues are derived from products that operate on Microsoft Corporation's ("Microsoft") MS-DOS, Windows or Windows 95 operating systems for IBM and IBM-compatible personal computers. Symantec also offers products for use on the Apple Macintosh and IBM OS/2 operating systems.

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

Since Symantec's initial public offering on June 23, 1989, the Company has completed acquisitions of the following companies:

                                                                         SOFTWARE OR ACTIVITY
COMPANIES ACQUIRED                                    DATE ACQUIRED      ACQUIRED
- ------------------                                    -------------      --------------------
Fast Track, Inc. ("Fast Track")                       May 28, 1996       Network Management Utilities
Delrina Corporation ("Delrina")                       November 22, 1995  Applications and Development Tools
Intec Systems Corporation ("Intec")                   August 31, 1994    Applications
Central Point Software, Inc. ("Central Point")        June 1, 1994       Utilities
SLR Systems, Inc. ("SLR")                             May 31, 1994       Development Tools
Fifth Generation Systems, Inc. ("Fifth Generation")   October 4, 1993    Utilities
Contact Software International, Inc. ("Contact")      June 2, 1993       Applications
Certus International Corporation ("Certus")           November 30, 1992  Utilities
MultiScope, Inc. ("MultiScope")                       September 2, 1992  Development Tools
The Whitewater Group, Inc. ("Whitewater")             September 2, 1992  Development Tools
Symantec (UK) Ltd. ("Symantec UK")                    April 3, 1992      Marketing Entity
Zortech Ltd. ("Zortech")                              August 31, 1991    Development Tools
Dynamic Microprocessor Associates, Inc. ("DMA")       August 30, 1991    Utilities
Leonard Development Group ("Leonard")                 August 30, 1991    Applications
Peter Norton Computing, Incorporated ("Norton")       August 31, 1990    Utilities

All of these acquisitions were accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of these companies and Symantec with the exception of Fast Track, Intec, SLR, MultiScope and Whitewater, which had results of operations that were not material to Symantec's consolidated financial statements.

Symantec's strategy is to develop and market products that are, or may become, leaders in their respective categories, maintain a broad product line across multiple operating platforms and develop and market a strong product offering for the enterprise or networked computing environment. Symantec's early products were primarily productivity applications, such as Q&A, a non-programmable database, and Time Line, a sophisticated project management program. In 1989, Symantec expanded its business into utility products, initially with Macintosh utilities products, and then into DOS utilities in fiscal 1991 with the acquisition of Norton, the developer of Norton Utilities and Norton Commander. In fiscal 1992, Symantec acquired DMA, the developer of pcANYWHERE and in fiscal 1993, Symantec acquired Certus, the developer of Novi, an anti-virus product that was merged into The Norton AntiVirus. In fiscal 1992 and 1993, Symantec acquired three development tools companies (Zortech, Whitewater and MultiScope) and expanded its development tools business into the DOS and Windows object-oriented programming markets. In fiscal 1994, Symantec added to its internal development of utilities with the acquisition of Fifth Generation. Also, the acquisition of Contact in fiscal 1994 expanded the Company's product line with the addition of ACT!, a contact management product. The acquisition of Central Point in fiscal 1995 added a number of desktop and enterprise utility products to Symantec's product offerings, including Mac Tools, PC Tools, XTree Gold and Central Point Antivirus. In fiscal 1996, the Company acquired Delrina which strengthened the communications segment of the business with the addition of WinFax, FormFlow and CommSuite.

During fiscal 1996, the Company sold the assets of Time Line Solutions Corporation, a wholly-owned subsidiary, in order to focus its efforts on Symantec's core product offerings.

The Company believes that the prevailing trends in the software industry are movements by companies to downsize from mainframes and minicomputers to microcomputers; a continuation of the move to more sophisticated operating systems such as Windows 95 and Windows NT; a move to networked environments of microcomputers; and a move to object-oriented programming among software developers. As a result, Symantec is currently expanding its development of network management utilities and applications that support network and workgroup computing and is continuing its development of object-oriented programming tools.

Symantec continually evaluates its product and corporate strategy and has in the past and will in the future undertake organizational changes and product and marketing strategy modifications which are designed to maximize market penetration, maximize use of limited corporate resources and develop new products and product channels. These frequent organizational changes increase the risk that objectives will not be met. Further, due to the uncertain nature of any of these undertakings, there can be no assurance that these efforts will be successful or that the Company will realize any benefit from these efforts.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, such fluctuations have occurred recently and are likely to occur in the future. These fluctuations may be caused by a number of factors including new product introductions and product upgrades, reduced demand for any given product, the market's transition between operating systems (including the market's acceptance of and transition to Windows 95 which could be further influenced by Microsoft's release of a new version of Windows NT), seasonality of retail software sales in Europe and the transition of organizations from a desktop PC environment to an enterprise-wide networked environment and to Internet-based applications. Symantec has noted that various large corporate customers have decided to postpone or forgo migrating their microcomputer operating systems to Windows 95 and may ultimately implement Windows NT or another as of yet undetermined operating system. As a result, Symantec's future Windows 95 product revenues could be materially adversely affected. In addition, Symantec's future net revenues will depend on Symantec's ability to develop new products which operate on Windows 95 and Windows NT or the operating systems that may ultimately be accepted by the market place.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1996, 1995 and 1994 reflect amounts as of and for the periods ended March 29, 1996, March 31, 1995 and April 1, 1994, respectively.

PRODUCTS AND SERVICES.

Symantec's products, comprising both application software and system software, are currently organized into the following product groups: advanced utilities, security utilities, network/communications utilities, fax, contact management, development tools and consumer/productivity applications. The following table summarizes Symantec's principal products by product group and the operating system(s) on which they run:


PRINCIPAL PRODUCTS                                OPERATING SYSTEM(S)
- -----------------------------------------         -----------------------------------------
ADVANCED UTILITIES
  The Norton Utilities-Registered Trademark-      Windows, MS-DOS, Macintosh, PowerMacintosh
  The Norton Utilities-Registered Trademark-
     for Windows 95                               Windows 95
  The Norton Utilities-Registered Trademark-
     Administrator                                Windows, MS-DOS, Macintosh, PowerMacintosh
  The Norton Navigator-TM- for Windows 95         Windows 95
  The Norton Commander-Registered Trademark-      MS-DOS
  The Norton Commander-Registered Trademark-
     for Windows 95                               Windows 95
  The Norton Desktop-TM-                          Windows
  The Norton Desktop-TM- Administrator            Windows, MS-DOS, OS/2
  PC Tools-Registered Trademark-                  Windows, MS-DOS
  MacTools-Registered Trademark- Pro              Macintosh, Power Macintosh
  The Norton NT Tools-TM-                         Windows NT
  SuperDoubler-TM-                                Macintosh, Power Macintosh
  Suitcase-TM-                                    Macintosh, Power Macintosh
  XTreeGold-TM-                                   Windows, MS-DOS

SECURITY UTILITIES
  The Norton AntiVirus-Registered Trademark-      MS-DOS, Windows
  The Norton AntiVirus-Registered Trademark-
     for NetWare                                  Windows, MS-DOS, Macintosh
  The Norton AntiVirus-Registered Trademark-
     for Windows 95                               Windows 95
  Central Point Antivirus-TM-                     Windows, MS-DOS, Macintosh, OS/2
  Central Point Antivirus-TM- NLM                 Windows, MS-DOS, Macintosh, OS/2
  Symantec AntiVirus for Macintosh
     (SAM-Registered Trademark-)                  Macintosh, Power Macintosh
  Symantec AntiVirus for Macintosh
     (SAM-Registered Trademark-) Administrator    Macintosh, Power Macintosh
  The Norton Backup-Registered Trademark-         Windows, MS-DOS
  The Norton DiskLock-Registered Trademark-       Windows, MS-DOS, Macintosh, Power Macintosh
  The Norton DiskLock-Registered Trademark-
     Administrator                                Windows, Macintosh
  The Norton Your Eyes Only-TM-                   Windows 95

NETWORK/COMMUNICATIONS UTILITIES
 The Norton pcANYWHERE-Registered Trademark-      Windows, MS-DOS
 The Norton pcANYWHERE32-Registered Trademark-
     for Windows 95 & NT                          Windows 95, Windows NT
 The Norton pcANYWHERE-Registered Trademark-
     Access Server                                OS/2
 The Norton Administrator-TM-
     for Networks                                 Windows, MS-DOS, Macintosh, OS/2
 The Norton Administrator-TM- Suite               Windows
 The Norton Administrator-TM- Suite
     for Windows 95 & NT                          Windows 95, Windows NT
 WinComm-Registered Trademark- PRO                Windows
 WinComm-Registered Trademark- for Windows 95     Windows 95
 Delrina-Registered Trademark- CommSuite-TM-      Windows
 Delrina-Registered Trademark- CommSuite-TM-
     for Windows 95                               Windows 95
 Delrina-Registered Trademark- CommSuite-TM-
     for Networks                                 Windows


PRINCIPAL PRODUCTS                                OPERATING SYSTEM(S)
- -----------------------------------------         -----------------------------------------
FAX
 WinFax-Registered Trademark- PRO                  Windows
 WinFax-Registered Trademark- PRO for Windows 95   Windows 95
 WinFax-Registered Trademark- PRO for Networks     Windows
 WinFax-Registered Trademark- Lite                 Windows
 DosFax-Registered Trademark- Lite                 MS-DOS
 DosFax-Registered Trademark- PRO                  MS-DOS
 Delrina FaxPRO-TM- for Macintosh                  Macintosh
 Delrina NET SatisFAXtion-TM-                      Windows

CONTACT MANAGEMENT
 ACT!-Registered Trademark-                        Windows, MS-DOS, Macintosh,
                                                   Power Macintosh, Newton, Psion, Lotus
                                                   Notes, HP Palmtop
 ACT! Mobile Link-TM-                              Windows

DEVELOPMENT TOOLS
 Symantec-Registered Trademark- C++                Windows, MS-DOS, Macintosh, Power
                                                   Macintosh, OS/2
 Symantec-Registered Trademark- C++
     for Windows 95 & NT                           Windows 95, Windows NT
 Symantec Cafe-TM-                                 Macintosh, Power Macintosh
 Symantec Cafe-TM- for Windows 95                  Windows 95
 FormFlow-Registered Trademark-                    Windows, UNIX, MS-DOS
 THINK C-TM-                                       Macintosh

CONSUMER/PRODUCTIVITY APPLICATIONS
 Q&A-Registered Trademark-                         Windows, MS-DOS
 CyberJack-TM-                                     Windows 95


ADVANCED UTILITIES

Advanced Utilities represented approximately 30% of Symantec's revenues in fiscal 1996.

THE NORTON UTILITIES/THE NORTON UTILITIES ADMINISTRATOR are a set of "tools" designed to address the system-level operations of the Windows, MS-DOS, Macintosh and Power Macintosh operating systems. The Norton Utilities product provides disk and data recovery, security, performance optimization, system and .ini-file monitoring and preventive maintenance functions. The Norton Utilities can restore the structure of a disk and files under certain conditions and can also provide for file de-fragmentation, system operation information, file unerasing and other file and system operation improvements.
 The Norton Utilities Administrator is a network version of The Norton
Utilities.

THE NORTON UTILITIES FOR WINDOWS 95 is a 32-bit utility that is designed to provide continuous system protection and includes an automated and advanced set of data and system preparation, protection and recovery tools for Windows 95 data under Windows 95. The Norton Utilities for Windows 95 is specifically designed to leverage Windows 95 architecture and deliver a true 32-bit utilities solution.

THE NORTON NAVIGATOR FOR WINDOWS 95 is a set of 32-bit file management tools and desktop enhancements for Windows 95 to manage files and move around the new desktop in Windows 95. Integrated with Windows 95, The Norton Navigator for Windows 95 is a natural extension of the new operating system, designed to enhance speed, functionality and operating convenience. By extending Windows 95's basic capabilities, The Norton Navigator for Windows 95 lets users quickly find files and programs and configure their systems to improve productivity.

THE NORTON COMMANDER is an MS-DOS shell designed to provide a character-based graphical approach and mouse capability for MS-DOS operations such as copy, move and delete. The Norton Commander includes an MCI mail facility, file compression and Commander Link and a PC-to-PC file transfer function. The Norton Commander includes a wide range of file viewers, application launching functions and a customizable menuing facility.

THE NORTON COMMANDER FOR WINDOWS 95 is a 32-bit utility that is designed to provide a character-based graphical approach and mouse capability for Windows 95 operations such as copy, move and delete. The Norton Commander for Windows 95 includes a wide range of file viewers, application launching functions and a customizable menuing facility. Additional features for the Windows 95 version include a variety of network utilities and editor associates.

THE NORTON DESKTOP/THE NORTON DESKTOP ADMINISTRATOR/PC TOOLS gives the user easy access and maneuverability within the Windows environment by integrating the functionality of the Windows' Program Manager and File Manager. The Norton Desktop enables the user to access a number of integrated tools, including The Norton Backup, The Norton AntiVirus, Deskedit, Unerase-Registered Trademark-, Superfind-TM-, The Norton Disk Doctor-Registered Trademark-, SmartErase-TM-, Sleeper-TM-, Batch Builder-TM-, Keyfinder-TM- and Icon Editor. From the integrated file manager, the user can also launch, copy, move, view and delete a file or application by clicking and dragging icons on the desktop. The Norton Desktop Administrator is a network version of The Norton Desktop. PC Tools includes
CrashGuard-TM-, System Consultant-TM-, File Companions-TM-, INI-Consultant-TM-, AutoSync-TM-, DiskFix-Registered Trademark- and Optimizer.

MACTOOLS PRO is a disk utility program that uses innovative software technology to provide a simple and accessible user interface under the Macintosh and Power Macintosh operating systems. MacTools Pro includes Optimizer, Trashback, MacTools Clinic, DiskFix-Registered Trademark-, FileFix-TM-, Backup, Undelete, Autocheck and FastCopy-TM-.

THE NORTON NT TOOLS is a set of utilities that combines anti-virus protection, powerful file management and the ability to monitor key system resources under the Windows NT operating system. Key features include real-time system monitoring and status with System Doctor and System Information, protection against viruses on the desktop and over the Internet and automatic alert notification of virus definition updates.

SUPERDOUBLER automatically and transparently increases hard disk space for the Macintosh and Power Macintosh operating systems through file compression. SuperDoubler includes accelerated background copying and deleting for the Macintosh and Power Macintosh operating systems.

SUITCASE is a resource management tool for the Macintosh and Power Macintosh operating systems. Suitcase helps organize and access font, DA, sound and FKEY resources.

XTREEGOLD is a full featured file manager for MS-DOS and Windows which includes full keystroke capability in order to take advantage of its powerful shortcuts.

SECURITY UTILITIES

Security Utilities represented approximately 25% of Symantec's revenues in fiscal 1996.

THE NORTON ANTIVIRUS/THE NORTON ANTIVIRUS FOR NETWARE/THE NORTON ANTIVIRUS FOR WINDOWS 95/CENTRAL POINT ANTIVIRUS/CENTRAL POINT ANTIVIRUS NLM/SYMANTEC ANTIVIRUS FOR MACINTOSH (SAM) are programs for the protection, detection and elimination of computer viruses under the MS-DOS, Windows, Windows 95, Macintosh, Power Macintosh and OS/2 operating systems. They provide virus protection, detection and repair capability, recognize virus-like behavior and prevent most known or unknown viruses from infecting a system. They detect viruses and disinfect infected files and disks during normal computer use. They also detect and disinfect floppy boot-track viruses, stealth and encrypted viruses and remove active viruses from memory. The Norton AntiVirus for Windows 95 is a full 32-bit virus protection product specifically designed for Windows 95. The Norton AntiVirus for Windows 95 supports the Windows 95 interface and is designed to prevent viruses with a unique, comprehensive, multi-layered line of defense that combines scanning, virus sensing and inoculation. The Norton AntiVirus is also available for Novell's operating system as a NetWare Loadable Module ("NLM") and is known as The Norton AntiVirus for NetWare. The NLM can scan MS-DOS, Windows and Macintosh file types.

SYMANTEC ANTIVIRUS FOR MACINTOSH (SAM) ADMINISTRATOR is an application which provides centralized network distribution and maintenance of the Symantec AntiVirus for Macintosh. Its configurable network installation and upgrade capabilities enable administrators to protect remote networked Macintosh systems.

THE NORTON BACKUP is a hard disk backup program. The Norton Backup provides automatic program installation and configuration, point and shoot file selection and user-level options. Both a MS-DOS and Windows version of the product is available.

THE NORTON DISKLOCK protects PC and Macintosh computers from unwanted intrusion. The Norton DiskLock provides boot protection to prevent unauthorized users from accessing a PC's hard disk drive. In addition to full disk access control, The Norton DiskLock allows for basic password protection and selective locking to secure individual files or folders in a shared environment. It also provides SpeedCrypt for especially sensitive data and is available in MS-DOS, Windows, Macintosh and Power Macintosh versions.

THE NORTON DISKLOCK ADMINISTRATOR makes it easy to configure, distribute and monitor workstation security from one central location as well as configure and distribute security for all Macintoshes on the network remotely. It also gathers the audit logs for each workstation so security can be monitored from one central database.

THE NORTON YOUR EYES ONLY offers comprehensive 32-bit security designed specifically for the Windows 95 operating system, "on-the-fly" automatic encryption using RSA's public key encryption technology, optional access control during boot-up to prevent unauthorized access to data on the hard disk, configurable automatic time-out blanking of screen if the computer system is idle for a specified period of time and the administrator version provides configuration, distribution and management for an entire network from a central location

NETWORK/COMMUNICATIONS UTILITIES

Network/Communications Utilities represented approximately 20% of Symantec's revenues in fiscal 1996.

THE NORTON PCANYWHERE offers reliable, fast and flexible PC-to-PC remote computing via serial or modem connection. The Norton pcANYWHERE lets the user remotely control one PC from the keyboard of another PC. The offsite remote PC, laptop or PC terminal controls the operation of the distant host PC. The software allows the user to run any MS-DOS or Windows application remotely, transfer files and perform other data operations. In addition to allowing a remote user to run a distant PC, The Norton pcANYWHERE optionally allows users at the host (distant) machine to view the operations being conducted from the remote site. This makes The Norton pcANYWHERE ideal for support of users as a remote helpdesk function for both problem solving and application training.

THE NORTON PCANYWHERE32 FOR WINDOWS 95 & NT is a full 32-bit remote computing product specifically designed for Windows 95 and Windows NT. The Norton pcANYWHERE32 allows a user, from any location, to quickly and easily access applications and from any Windows 95, Windows NT or DOS environment.

THE NORTON PCANYWHERE ACCESS SERVER allows network administrators to centrally manage multiple remote control sessions. The Norton pcANYWHERE Access Server provides mobile users with simple, efficient and secure access to networks.

THE NORTON ADMINISTRATOR FOR NETWORKS is a single solution to reduce network management costs substantially through the automation of key manually intensive local area network (LAN) administration tasks. Its key features include full integration of hardware and software inventory, software distribution, license monitoring and metering and the automation of costly LAN administration tasks. The Norton Administrator for Networks supports major operating systems and provides the ability to add in The Norton AntiVirus, The Norton pcANYWHERE remote control technology, The Norton Utilities Administrator and The Norton DiskLock Administrator.

THE NORTON ADMINISTRATOR SUITE/THE NORTON ADMINISTRATOR SUITE FOR WINDOWS 95 & NT is a comprehensive, cost-effective solution for companies managing a LAN with less than 1,000 nodes. Its key features include hardware and software metering and distribution, desktop virus protection, desktop configuration management and remote control. The Norton Administrator Suite is compatible with Windows, Windows 95 and Windows NT.

WINCOMM PRO for Windows features predefined links to popular on-line services, including MCI Mail, CompuServe, GEnie and AT&T Mail and can be used to connect to bulletin boards, mainframes and remote PCs. WinComm PRO incorporates a powerful scripting language that allows users to completely customize and automate communications sessions and features an on-line virus detector that checks for over 300 common viruses as files are downloaded.

WINCOMM FOR WINDOWS 95 allows users to connect to hundreds of bulletin board systems and popular on-line services such as CompuServe. It supports the most popular file transfer protocols, terminal emulations and modems. WinComm for Windows 95 includes user definable columns and rows, support for sound and a graphical interface format viewer to view files as they are downloaded.
Other features include virus detection, a host mode, a Backscroll Buffer, split screen capability and a PKZIP manager to conserve valuable disk space.

DELRINA COMMSUITE for Windows is a retail product that includes both WinFax PRO and WinComm PRO, integrating fax and data communications functionality. Delrina CommSuite allows both fax communications and data communications software to address the same fax modem hardware without the technical difficulties that normally occur when fax and communications software are operated simultaneously.

DELRINA COMMSUITE FOR WINDOWS 95 combines WinFax PRO, WinComm PRO, Cyberjack and TalkWorks into one economical suite. Specifically designed for Windows 95, the suite enables users to perform true multitasking and multithreading, allowing them to send and receive faxes, voice mail, e-mail and pager messages completely in the background. Other features include drag and drop interface, easy-to-use help wizards, long filenames, MAP/TAPI support and UNIMODEM. Delrina CommSuite for Windows 95 is compatible with Microsoft Exchange and enables users to send and receive Internet e-mail. It provides voice and telephone capabilities that enable a PC to perform as a full-featured answering machine and advanced telephone. Finally, Delrina CommBar provides users instant access to the status of all communications activities.

DELRINA COMMSUITE FOR NETWORKS is the network version of Delrina CommSuite and combines the network version of WinFax PRO with a network version of WinComm PRO. This product allows network users to utilize the same fax modem hardware for both network faxing and network data communications.

FAX
Fax represented approximately 10% of Symantec's revenues in fiscal 1996.

WINFAX PRO for Windows contains features and enhancements, including a streamlined drag-and-drop interface, a "customizable" phone book and an enhanced viewer which enables users to "clean up" faxes or quickly rotate any faxes that have been received upside down. WinFax PRO combines advanced faxing features such as functionality for mobile users and integration with popular e-mail systems. The fourth generation of WinFax PRO also includes binary file transfer and "Microsoft at Work" capability which enables users with a class 1 modem to transmit not just images of documents but the actual working files themselves.

WINFAX PRO FOR WINDOWS 95 allows users to send, receive and manage faxes in Windows 95. WinFax PRO for Windows 95 provides background faxing, which allows users to continue working on other applications while sending a fax and enhanced file compression, which increases the speed at which faxes are transmitted. Other features include "Delrina Pager," which allows a computer to page a user to alert him or her of incoming voice and fax messages and "call identify," which allows a user to view the incoming fax or phone number on the user's computer screen before answering the phone. In order to use the call identify feature of WinFax PRO for Windows 95, users must subscribe to their local telephone company's service.

WINFAX PRO FOR NETWORKS is the network version of WinFax PRO. While LANs have become widespread in many organizations, the Company believes that only a small percentage of this installed base has a network fax system. WinFax PRO for Networks is a cost-effective, flexible and expandable solution that provides multi-user access to a network's fax modem resources in an efficient and controlled fashion. WinFax PRO for Networks is designed to work with popular network operating systems, including Novell NetWare, Novell NetWare Lite, Artisoft LANtastic and Microsoft Windows for Workgroups, without the need for a dedicated fax server. In addition, WinFax PRO for Networks offers comprehensive support for the most common e-mail packages, enabling users to receive faxes directly to their e-mail address.

WINFAX LITE AND DOSFAX LITE are OEM versions of the retail fax software products for Windows and DOS users, respectively, and have been bundled by over 100 PC and fax modem manufacturers and software vendors. These products offer basic fax functionality and can be upgraded to full-featured retail products.

DOSFAX PRO AND DELRINA FAXPRO FOR MACINTOSH are the DOS and Macintosh versions, respectively of WinFax PRO. These products allow users to send, receive and manage all fax activities without interruption.

DELRINA NET SATISFAXTION is a network fax product focused on the larger corporate marketplace. While WinFax PRO for Networks focuses on the workgroup or departmental level, Delrina NET SatisFAXtion is focused on the enterprise. Delrina NET SatisFAXtion provides enterprise users with the same capabilities as WinFax PRO for Networks. Requiring a dedicated fax server computer, NET SatisFAXtion delivers security, auditing and detailed billing features required in the enterprise environment.

CONTACT MANAGEMENT

Contact Management represented approximately 10% of Symantec's revenues in fiscal 1996.

ACT! is an easy-to-use contact database with a graphical activity schedule, a full-featured word processor and a report generator. ACT! manages and integrates a user's contacts, calendar and communication through the use of integrated e-mail messaging. ACT! runs on the Windows, MS-DOS, Macintosh, Newton, Psion, Lotus Notes and HP Palmtop operating systems.

ACT! MOBILE LINK is an add-on product to ACT! for Windows. ACT! Mobile Link automates communication between individuals in the office and mobile professionals by providing the ability to remotely access and exchange contact information. It supports data maintained centrally as well as using e-mail to synchronize two or more users of the same database and calendar.

DEVELOPMENT TOOLS

Development Tools represented approximately 5% of Symantec's revenues in fiscal 1996.

SYMANTEC C++ is a set of professional programming tools for C++ and provides support for developing MS-DOS, Windows, Macintosh, Power Macintosh and OS/2 applications. The MS-DOS and Windows versions include enhanced 32-bit development support, including 32-bit Microsoft Foundation Classes on CD-ROM. It supports full template debugging and features a hierarchical project management system with full dependency tracking. The Macintosh version includes a new version of THINK Class Library (TLC 2.0), which allows developers to write applications that are portable to PowerPC microprocessor-based Macintoshes. Symantec C++ for Macintosh also includes Bedrock exception-handling and THINK Inspector that allows quick debugging.

SYMANTEC C++ FOR WINDOWS 95 & NT is a powerful development system that provides tools for developing applications for Windows 95 and Windows NT. Symantec C++ for Windows 95 and Windows NT provides the user with a way to architect, navigate, build and debug Windows 95 and Windows NT applications.

SYMANTEC CAFE for the Macintosh and Power Macintosh systems is a way to create Java applications and applets that add dynamic functionality to World Wide Web pages. It features a native Java compiler that allows builds of Java programs. Symantec Cafe also includes a full suite of integrated tools for Java Development, including a project manager, editor, browser, graphical debugger and applet viewer.

SYMANTEC CAFE FOR WINDOWS 95 features a native Java compiler that allows builds of Java programs. It provides a Class Browser, an introduction to Java programming book and over 35 sample applets that help developers get started quickly using Java in their web pages. In addition, Symantec Cafe for Windows 95 provides a fully integrated graphical debugger for Java, allowing developers to do source level debugging of their Java standalone applications or applets that are embedded inside an HTML web page.

FORMFLOW is a LAN-based workflow automation product that works in a heterogeneous enterprise environment supporting multi-vendor e-mail, operating systems and databases. FormFlow is unique in using the binary file transfer capabilities of WinFax PRO to enable users to send actual data files rather than the traditional bitmap images normally associated with conventional faxing. As a result, customers are currently able to create viable and affordable alternative electronic communications solutions. The product supports leading network-based e-mail systems, including Microsoft Mail, Lotus cc:Mail and Notes and Banyan eMail. FormFlow also comes with a tracking application to let users keep up-to-date on the status of the forms routed across the network.

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

CONSUMER/PRODUCTIVITY APPLICATIONS

Consumer/Productivity Applications represented less than 5% of Symantec's revenues in fiscal 1996.

Q&A for Windows and DOS is an easy-to-use, integrated database management and word processing program with sophisticated report generation capabilities. Q&A also has a natural language interface that allows the user to request reports from a database using plain English sentences instead of database commands.

CYBERJACK organizes the Internet into a manageable and usable information resource through its Guidebook technology and full complement of Internet tools. It is fully integrated with Windows 95 and provides users with full-featured client applications, including a Web browser, USENet News reader, FTP file transfer, Internet chatting sessions, e-mail via Microsoft Exchange, search capabilities with Gopher and Archie and Image and Zip managers with built-in Norton AntiVirus.

SALES, INTERNATIONAL SALES AND CUSTOMER SUPPORT. Symantec markets its products worldwide utilizing a multi-channel strategy of direct sales and indirect sales through independent software distributors, major retail chains and resellers.

SALES

Symantec utilizes a direct sales force that encourages end users to adopt Symantec's products as corporate standards. The direct sales force focuses primarily on site license sales where a license for multiple workstations is sold to a customer at a negotiated price. The sales cycle with respect to site license sales may be lengthy and may be subject to integration and acceptance by the customer. The Company also employs an indirect sales force that works closely with its major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to retail chains as well as promotions and other selling activities. At March 31, 1996, Symantec had approximately 130 people in its direct and indirect sales force.

Symantec maintains distribution relationships with major independent distributors. These distributors stock Symantec's products in inventory for redistribution to independent dealers, consultants and other resellers. Symantec also maintains relationships with major retailers, including CompUSA, Computer City and Egghead Discount Software. Symantec markets to these retailers either directly or through independent distributors. Additionally, Symantec sells product upgrades and certain of its products to end users through direct mail campaigns.

Approximately 37% of Symantec's net revenues in the year ended March 31, 1996 were derived from Symantec's two largest distributors. Ingram Micro D represented 27%, 22% and 18% of Symantec's net revenues in fiscal 1996, 1995 and 1994, respectively, while Merisel represented 10%, 11% and 13% of Symantec's net revenues in fiscal 1996, 1995 and 1994, respectively. Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Such distributors are not within the control of Symantec, are not obligated to purchase products and may also represent other vendors' product lines. There can be no assurance that these distributors will continue their current relationships with Symantec on the same basis, or that they will not give higher priority to the sale of other products, which could include products of competitors. Additionally, certain distributors and resellers have experienced financial difficulties in the past. There can be no assurance that distributors that account for significant sales of the Company will not experience financial difficulties in the future. Any such problems could lead to reduced sales and could adversely affect operating results of the Company. There can be no assurance that Symantec will be able to continue to obtain adequate distribution channels for all of its products in the future.

Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Various distributors and resellers may have different return policies that may negatively impact the level of products which are returned to Symantec. Product returns occur when the Company introduces upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require the Company to offer rights of return for products that distributors or retail stores are unable to sell. Symantec has experienced, and may experience in the future, significant increases in product returns above historical levels from customers of acquired companies after an acquisition is completed. Symantec prepares detailed analyses of historical return rates when estimating anticipated returns and maintains reserves for product returns. In addition to detailed historical return rates, the Company's estimation of return reserves takes into consideration upcoming product upgrades, current market conditions, customer inventory balances and any other known factors that could impact anticipated returns. Based upon returns experienced, the Company's estimates have been materially accurate. The impact of actual returns on net revenues, net of such provisions, has not had a material effect on the Company's liquidity as the returns typically result in the issuance of credit towards future purchases as opposed to cash payments to the distributors. However, there can be no assurance that future returns will not exceed the reserves established by the Company or that future returns will not have a material adverse effect on the operating results of the Company.

Symantec's marketing activities include advertising in trade, technical and business publications, cooperative marketing with distributors, resellers and dealers, periodic direct mailings to existing and prospective end users and participation in trade and computer shows. Additionally, the Company typically offers two types of rebate programs, volume incentive rebates and rebates to end users. Volume incentive rebates are made available to Symantec's largest distributors and resellers whereby the distributor or reseller earns a rebate based upon their purchases or the volume of product they sell to end users. Volume incentive rebates are accrued when revenue is recorded. The amount of these rebates as a percentage of net revenues has been consistent for all periods presented and has not had a material impact on the Company's liquidity. The Company also offers rebates from time to time to end users who purchase the Company's products. End user rebates are accrued when revenue is recorded. These end user rebates have been offered on a limited basis and have not been material to the Company's results of operations or liquidity in fiscal 1996, 1995 or 1994.

INTERNATIONAL SALES

International revenues represented approximately 32%, 31% and 29% of Symantec's net revenues in fiscal 1996, 1995 and 1994, respectively. At March 31, 1996, Symantec had approximately 125 sales, marketing and related personnel in its international sales organization.

The majority of Symantec's net revenues from certain European regions are derived from sales by affiliates of Symantec's major United States distributors. In other countries, Symantec sells its products through authorized distributors. In some countries, these distributors are restricted to specified territories. Symantec typically adapts products for local markets, including translating the documentation and software where necessary, and prepares comprehensive marketing programs for each local market.

Symantec has established marketing offices in Australia, Brazil, Canada, France, Germany, Holland, Hong Kong, Italy, Japan, Mexico, New Zealand, Russia, Singapore, Sweden, Switzerland, Taiwan and the United Kingdom. These local offices facilitate Symantec's marketing and distribution in international markets. The Company's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions, seasonality in the retail software market in Europe and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks. Information with respect to international operations and export sales may be found in Note 12 of the Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

CUSTOMER SUPPORT

During the quarter ended March 31, 1994, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days complimentary free telephone support for selected products. Symantec accrues the cost of providing this free support at the time of product sale. In addition, Symantec offers both individual users and corporate customers a variety of fee-based options designed to meet their individual technical support requirements. Fee-based technical support services did not generate material revenues in fiscal 1996, 1995 or 1994 and are not expected to generate material revenues in the near future.

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

Symantec uses strategic acquisitions, as necessary, to provide certain technology and products for its overall product strategy. The Company has completed a number of acquisitions of companies and products and expects to acquire other companies and products in the future. In addition to the significant business risks associated with acquisitions, which include the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel and the integration of the acquired products, Symantec frequently incurs significant acquisition expenses for legal, accounting and financial advisory services and other costs related to the combination of the companies. In the past these costs have had, and may, with respect to possible future acquisitions have, a significant adverse impact on the Company's profitability and financial resources. There can be no assurance that any of the Company's acquisitions will be successfully assimilated into the Company's operations. In addition, the comparison of future Company revenues, expenses and profitability to historical revenues, expenses and profitability on a pooled basis may be adversely impacted by the elimination of duplicative products and operating activities.

The Company is devoting substantial efforts to the development of software products that are designed to operate on Windows 95 and Windows NT, as well as the development of products for networked operating environments and network management. Due to the inherent uncertainties of software development projects, there can be no assurance that any products currently being developed by Symantec will be technologically successful, that any resulting products will achieve market acceptance or that the Company will be effective in competing with products currently in the market. There can also be no assurance that Symantec will elect to develop software products for the operating environments that ultimately are accepted by the marketplace, including Windows 95 and Windows NT. Development for networked operating environments is more complex than development for the desktop and requires a higher level of research and development expenditures. As a consequence of the complexity of developing products for networked operating environments and operating systems using graphical user interfaces and Symantec's emphasis on technical excellence, Symantec has experienced delays in the development and delivery of its products and is likely to experience such delays in the future. Although such delays have undoubtedly had a material adverse effect on Symantec's business, Symantec is not able to quantify the magnitude of net revenues that were deferred or lost as a result of any particular delay because Symantec is not able to predict the amount of net revenues that would have been obtained had the original development expectations been met. Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment date of the Company's product introductions.

Symantec's total research and development expenses were approximately $94.7 million, $70.7 million and $68.1 million in fiscal 1996, 1995 and 1994, respectively. Research and development expenditures are charged to operations as incurred. The increase in research and development expenses in fiscal 1996 was principally due to the development of products for the Windows 95 operating system. Financial accounting rules requiring capitalization of certain software development costs have not materially affected the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec. Delrina did not capitalize any software development costs in fiscal 1996 and capitalized $6.3 million and $2.6 million in software development costs in fiscal years 1995 and 1994, respectively. The related amortization expense was $5.6 million, $4.0 million and $1.9 million in fiscal 1996, 1995 and 1994, respectively.

Elements of certain Company products are licensed from third-party developers.

COMPETITION.

The microcomputer software market is intensely competitive and is subject to rapid changes in both technology and the strategic direction of major microcomputer hardware manufacturers and operating system providers. The Company's competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis. The Company has more limited resources than certain of its competitors and must restrict its product development efforts to a relatively small number of projects. Further, the Company has less experience in the enterprise/network market than many of it competitors and fewer relationships and less experience with systems integrators and other third-party vendors that provide consulting and implementation services necessary to sell many of these products.

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Site and enterprise-wide licensing (permitting large volume customers to copy a program and its documentation for use within a particular site or within an enterprise at discounted prices), discount pricing for large volume distributors and retailers, product bundling promotions (whereby multiple products of one or more vendors are bundled and sold together at a price significantly more attractive to the purchaser than buying each product separately) and competitive upgrade programs are forms of price competition that have become more prevalent. Additionally, should competitive pressures in the industry increase, Symantec may have to increase its spending on sales and marketing as a percentage of net revenues, resulting in lower profit margins.

With the introduction of Microsoft's Windows 95 and Windows NT operating systems, the Company's ability to generate revenue from many of its current products will depend on its ability to develop new versions and enhancements of those products in a timely manner for the Windows 95 and Windows NT operating systems and/or other operating systems that may gain market acceptance. The Company has experienced delays in the development and delivery of its products and may experience such delays in the future, which would result in a loss of competitiveness of the Company's products and could adversely affect the Company and its financial results.

Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functionality traditionally offered in Symantec's utility products. Symantec believes this trend may continue. Microsoft may incorporate advanced utilities and other features in future versions of Windows 95, Windows NT or other operating systems that may decrease the demand for certain of the Company's products, including those currently under development. A number of software developers have integrated antivirus capabilities into their internet products. While Symantec plans to continue to improve its utility products with a view toward providing enhanced functionality over what may be provided in operating systems, there is no assurance that these efforts will be successful or that such improved products will be accepted by software users. Symantec will also attempt to work with operating system vendors in an effort to make its utility products compatible with those operating systems, yet differentiate those utility products from features included in the operating systems. However, there is no assurance that these efforts will be successful.

Because of the breadth of its product line, the Company competes with at least one product from many of the major independent software vendors, including Borland International, Inc. ("Borland"), DataStorm, Inc. ("DataStorm"), DCA, Inc. ("DCA"), ELAN Software Corporation ("ELAN"), International Business Machines Corporation ("IBM"), Intel Corporation ("Intel"), JetForm Corporation ("JetForm"), McAfee Associates, Inc. ("McAfee"), Microcom, Inc. ("Microcom"), Microsoft Corporation ("Microsoft"), Norton-Lambert Corporation ("Norton-Lambert"), Novell, Inc. ("Novell"), Phoenix Technologies Ltd. ("Phoenix"), TouchStone Software Corporation ("TouchStone"), Traveling Software, Inc. ("Traveling Software"), Starfish Software, Inc. ("Starfish") and SofNet, Inc. ("SofNet").

For example, The Norton Administrator for Networks competes with Microsoft System Management Server from Microsoft and LanDesk from Intel. The Norton Utilities and The Norton Backup compete with operating systems, such as Microsoft's MS-DOS, IBM's DOS and Novell's DR-DOS, which offer file recovery, anti-virus and backup features as well as products from independent utilities vendors. The Norton AntiVirus and Central Point Antivirus compete with PC-cillin 95 from TouchStone and Viruscan from McAfee. Symantec's The Norton pcANYWHERE competes mainly with Laplink from Traveling Software, Carbon Copy from Microcom, Close Up from Norton Lambert and NetRemote from McAfee. ACT! competes with Lotus Organizer for Windows from IBM, GoldMine from ELAN, Sidekick from Starfish and many other personal information managers produced by various software developers. Symantec C++ competes with C++ compilers from Borland and Microsoft. The Norton Desktop for Windows and PC Tools for Windows compete with Dashboard from Starfish. Delrina WinFax PRO competes with products offered by Phoenix, Traveling Software and SofNet, as well as Microsoft's Windows 95 operating system. WinComm and Delrina CommSuite compete with DataStorm's ProComm and DCA, Inc.'s Crosstalk. FormFlow competes with products offered by JetForm, Novell, IBM and Microsoft. In addition, these and other Company products compete less directly with a number of other products that offer levels of functionality different from those offered by Symantec's products or that were designed for a somewhat different group of end users.

Symantec also competes with microcomputer hardware manufacturers that develop their own software products. Further, Symantec competes with other microcomputer software companies for access to the channels of retail distribution and for the attention of customers at the retail level and in corporate accounts. Finally, Symantec competes with other software companies in its efforts to acquire products or companies and to publish software developed by third parties. Symantec believes that, in the next few years, competition in the industry will intensify as most major software companies expand their product lines into additional product categories. Some of the Company's competitors have substantially greater financial, marketing and technological resources than Symantec.

Due to the rapid change in software distribution technology as demonstrated by the increase in software distributed through the Internet, there can be no assurance that Symantec will be able to develop an effective method of distributing its software products utilizing each of the available distribution channels or that Symantec will develop distribution channels for those channels which are ultimately accepted by the marketplace. The presence of new channels could adversely impact existing channels and/or product pricing, which could have a material adverse impact on the Company's net revenues as the Company moves to new channels.

MANUFACTURING AND BACKLOG.

Symantec's product development organization produces a set of master diskettes and documentation for each product. Most of Symantec's domestic manufacturing is performed by outside contractors under the supervision of Symantec's manufacturing organization. Purchasing of most raw materials and fulfillment of most orders is done by Symantec personnel in Symantec's Sunnyvale, California facility. The manufacturing steps that are subcontracted to outside organizations include the duplication of diskettes and CD-ROM's, printing of documentation materials and assembly of the final package. Symantec performs diskette duplication and assembly of the final package in its Dublin, Ireland manufacturing facility for most products distributed outside of the United States, Canada and Latin America.

Symantec is often able to acquire materials on a volume-discount basis and has multiple sources of supply for certain materials. To date, Symantec has not experienced any material difficulties or delays in production of its software and related documentation and packaging. However, shortages may occur in the future. For example, shortages of certain materials may occur when Microsoft introduces new operating systems.

Symantec normally ships products within one week after receiving an order. Thus, Symantec does not consider backlog to be a significant indicator of future performance.

PRODUCT PROTECTION.

Symantec regards its software as proprietary and relies on a combination of copyright, patent and trademark laws and license agreements in an attempt to protect its rights. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of Symantec's products or to obtain and use information that Symantec regards as proprietary. All of Symantec's products are protected by copyright, and Symantec has several patents and patent applications pending. However, existing patent and copyright laws afford limited practical protection. In addition, the laws of some foreign countries do not protect Symantec's proprietary rights in its products to the same extent as do the laws of the United States. Symantec's products are not copy protected.

As the number of software products in the industry increases and the functionality of these products further overlap, Symantec believes that software developers will become increasingly subject to infringement claims. This risk is potentially greater for companies, such as Symantec, that obtain certain of their products through publishing agreements or acquisitions, since they have less direct control over the development of those products.

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past and may be involved in such disputes in the future. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence, a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, it could have a material adverse effect on Symantec.

SEASONALITY.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred recently and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the timing of announcements and releases of new or enhanced versions of its products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, seasonality in the retail software market in Europe, the market's transition between operating systems and the transition from a desktop PC environment to an enterprise-wide environment. These factors may cause significant fluctuations in net revenues and, accordingly, operating results.

EMPLOYEES.

As of March 31, 1996, Symantec employed approximately 2,200 people, including 1,100 in sales, marketing and related staff activities, 700 in product development and 400 in management, manufacturing, administration and finance.
 None of the employees is represented by a labor union, and Symantec has experienced no work stoppages. Symantec believes that its employee relations are good.

Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel.

ITEM 2:PROPERTIES.

Symantec's principal locations, all of which are leased, are as follows:


                                                                         APPROXIMATE       EXPIRATION
                                                                            SIZE               OF
LOCATION                        PURPOSE                                (IN SQUARE FEET)      LEASE
- -------------------             --------------------                    ---------------     ----------
NORTH AMERICA
Cupertino, California
  Corporate Headquarters         Administration, sales and marketing        87,000             1998

 Development Tools and
  Contact Management             Research and development                   57,000             2000

Sunnyvale, California            Manufacturing                              78,000             1998

Santa Monica, California         Research and development and marketing     81,000             2000

Santa Monica, California         Research and development                   31,000             2000

Bedford, Massachusetts           Research and development and marketing     13,000             2000

Eugene, Oregon                   Customer service and technical support    167,000             2000

Beaverton, Oregon                Research and development and marketing     51,000             1997

Huntington, New York             Research and development and marketing     11,000             2000

St. Louis, Missouri              Research and development                    3,000             1996

Toronto, Canada                  Research and development, marketing        74,000             2005
                                   and technical support
INTERNATIONAL

Leiden, Holland                  Administration, sales and marketing        15,000             1997
                                   and technical support

Dublin, Ireland                  Administration, manufacturing              44,000             2026
                                    and translations


Symantec's principal administrative and sales and marketing facility, as well as certain research and development and support facilities, are located in Cupertino, California. The Company leases a number of additional facilities for marketing and research and development in the United States and for marketing in Europe, Australia, New Zealand, Singapore, Hong Kong, Japan and Canada. Symantec believes its facilities are adequate for its current needs and additional or substitute space will be available as needed to accommodate any expansion of its operations.

ITEM 3: LEGAL PROCEEDINGS.

Information with respect to this Item may be found in Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On approximately March 26, 1996, the Company's stockholders were sent a proxy statement requesting a vote on approval of the 1996 Equity Incentive Plan (the "Plan"). (See Note 8 of Notes to Consolidated Financial Statements in
Part IV, Item 14 of this Form 10-K). The Plan was approved by the stockholders at a special meeting held at Symantec's headquarters on May 14, 1996. 20,950,968 shares were voted for approval of the Plan, 17,117,901 shares were voted against approval of the Plan, and 167,155 shares abstained from voting.
                                       16

PART II

ITEM 5:MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Symantec's common stock has been traded on the Nasdaq National Market under the Nasdaq symbol "SYMC" since the Company's initial public offering on June 23, 1989. The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.


                                          Fiscal 1996                                 Fiscal 1995
            -----------------------------------------   -----------------------------------------
            Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,   Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,
                1996       1995       1995       1995       1995       1994       1994       1994
            --------   --------   --------   --------   --------   --------   --------   --------
High         $22.63     $29.38     $33.00     $29.50     $23.75     $19.00     $16.13     $16.88
Low           10.31      21.50      23.75      20.63      16.13      14.88      10.75      10.06


   Delrina exchangeable stock has been traded on the Toronto Stock Exchange under the symbol "DE" since the acquisition of Delrina by Symantec on November 22, 1995. The high and low closing sales prices set forth below are in Canadian dollars as reported on the Toronto Stock Exchange. Delrina exchangeable stock is exchangeable at the option of the stockholders on a one-for-one basis into Symantec common stock.

                    Fiscal 1996
            -------------------
            Mar. 31,   Dec. 31,
                1996       1995
            --------   --------
            (In Canadian dollars)
High         $31.00     $37.25
Low           16.50      29.38

As of March 31, 1996, there were approximately 950 stockholders of record, including approximately 50 holders of record of Delrina exchangeable shares. The Company has never paid cash dividends on its stock with the exception of cash distributions to stockholders of acquired companies. Symantec anticipates that it will continue to retain its earnings to finance the growth of its business. In addition, the Company's bank line of credit and outstanding convertible subordinated debentures limit the payment of cash dividends on common stock (See Notes 4 and 5 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

ITEM 6:SELECTED FINANCIAL DATA.

   The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein. During fiscal 1996, Symantec acquired Delrina Corporation ("Delrina") in a transaction accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of Symantec and Delrina. Additional acquisitions accounted for as poolings of interest include Intec Systems Corporation, Central Point Software, Inc. and SLR Systems, Inc. in fiscal 1995, Fifth Generation Systems, Inc. and Contact Software International, Inc. during fiscal 1994, Certus International Corporation, MultiScope, Inc., The Whitewater Group, Inc. and Symantec (UK) Ltd. during fiscal 1993, and Zortech Ltd., Dynamic Microprocessor Associates, Inc. and Leonard Development Group in fiscal 1992. The Company has never paid cash dividends on its stock with the exception of distributions to stockholders of acquired companies.

FIVE YEAR SUMMARY


                                                                              Year Ended March 31,
(In thousands, except                         ----------------------------------------------------
net income (loss) per share)                      1996       1995       1994       1993       1992
- ------------------------------------------    --------   --------   --------   --------   --------
Statement of Operations Data:
 Net revenues                                 $445,432   $431,268   $403,206   $382,911   $381,573
 Acquisition, restructuring and
  other expenses                                27,617      9,545     56,094     23,836      9,994
 Operating income (loss)                       (48,279)    40,286    (47,290)   (59,792)    37,695
 Net income (loss)                             (39,783)    33,409    (44,421)   (46,304)    24,543
 Distributions to stockholders
  of acquired companies                           --         --         --          162      1,986
 Net income (loss) per share - primary        $  (0.76)   $  0.65   $  (0.96)   $ (1.09)  $   0.58
 Net income (loss) per share - fully diluted  $  (0.76)   $  0.61   $  (0.96)   $ (1.09)  $   0.58
 Shares used to compute net
  income (loss) per share - primary              52,664    52,181     46,270     42,624     42,242
 Shares used to compute net
  come (loss) per share - fully diluted          52,664    56,491     46,270     42,624     42,432


                                                                                         March 31,
                                              ----------------------------------------------------
(In thousands)                                     1996      1995       1994       1993       1992
- -----------------------------------------     ---------   -------   --------   --------   --------
Balance Sheet Data:
 Working capital                               $134,643  $143,405   $101,644   $100,075   $ 84,016
 Total assets                                   297,929   309,632    266,368    261,360    229,987
 Long-term obligations, less
  current portion                                15,393    25,413     25,967     28,152      4,866
 Stockholders' equity                           180,317   184,874    129,193    139,056    144,238


ITEM 7:MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to, competition in the application and enterprise software industry, including price and product feature competition, the introduction of new products by existing or new competitors, the economic environment, including government and corporate spending patterns, dependence on distributors and the emergence of new distribution channels, including the Internet, consumer acceptance of operating systems and the positioning of the Company's products in these markets, the timing and consumer acceptance of new or upgraded products, the ability to develop, market, support and acquire new products in an environment of rapidly changing technology and operating systems and the cost of such activities, acquisition risks, including increased costs and uncertain benefits and the ability to effectively integrate operations of acquired companies and manage growth, seasonality in the retail software market in Europe and risks associated with international operations, including currency conversion, taxes and other legal restrictions. The release and subsequent customer acceptance of current or upgraded versions of Windows 95 and Windows NT are particularly important events that increase the uncertainty and will likely increase the volatility of Symantec's results over the next twelve months. In addition, the Company operates in a complex legal environment where, for example, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry.

OVERVIEW

Symantec develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity as well as manage networked computing environments. Founded in 1982, the Company has offices in the United States, Canada, Asia, Australia, Europe and Latin America.

The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which has had an immediate and significant adverse effect on the trading price of the Company's common stock. This may occur again in the future. Additionally, as a growing percentage of the Company's revenues are generated from network software products, which are frequently sold through site licenses that often occur late in the quarter, the Company may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

Furthermore, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. In particular, the impact of, and investors' assessment of the impact of, the market's acceptance and adoption rate of Microsoft's operating systems, Windows 95 and Windows NT, on Symantec's business may result in significant increases in the volatility of Symantec's stock price. In addition, the trend towards server-based applications in networks and over the Internet could have a material adverse effect on sales of the Company's desktop-based products which may not be offset by sales of the Company's network-based products.

During the last three fiscal years, Symantec has acquired the following companies:

                                                                          Shares of     Acquired
                                                                           Symantec      Company
                                                                             Common        Stock
                                                                              Stock      Options
Companies Acquired                                   Date Acquired           Issued      Assumed
- --------------------------------------------------   -----------------   ----------    ---------
Delrina Corporation ("Delrina")                      November 22, 1995   13,684,174*   1,271,677
Intec Systems Corporation ("Intec")                  August 31, 1994        133,332           --
Central Point Software, Inc. ("Central Point")       June 1, 1994         4,029,429      707,452
SLR Systems, Inc. ("SLR")                            May 31, 1994           170,093           --
Fifth Generation Systems, Inc. ("Fifth Generation")  October 4, 1993      2,769,010           --
Contact Software International, Inc. ("Contact")     June 2, 1993         2,404,019      232,589


* Includes Delrina exchangeable stock that is traded on the Toronto Stock Exchange. Delrina stockholders received Delrina exchangeable stock in exchange for Delrina common stock at a rate of 0.61 per share. Delrina exchangeable stock may be converted into Symantec common stock on a one-for-one basis at each stockholder's option.

All of these acquisitions were accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of these companies and Symantec with the exception of Intec and SLR, which had results of operations that were not material to Symantec's consolidated financial statements.

Symantec has completed a number of acquisitions and expects to acquire other companies in the future. While the Company believes that previous acquisitions were in the best interest of the Company and its stockholders, acquisitions involve a number of special risks, including the diversion of management's attention to assimilation of the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the difficulty of presenting a unified corporate image, the coordination of research and development and sales efforts and the integration of the acquired products.

The Company has lost certain employees of acquired companies whom it desired to retain, and, in some cases, the assimilation of the operations of acquired companies took longer than initially had been anticipated by the Company. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse facilities, the Company has not realized certain economies of scale that might otherwise have been achieved.

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

                                                               Period-to-Period
                                                                     Percentage
                                                            Increase (Decrease)
                                                            -------------------
                                                               1996        1995
                                     Year Ended March 31,   Compared   Compared
                                     1996   1995   1994      to 1995    to 1994
                                    ------ ------ ------    ---------  --------
Net revenues . . . . . . . . . . . .  100%   100%   100%           3%      7%
Cost of revenues . . . . . . . . . .   25     21     25           20     (11)
                                    ------ ------ ------
   Gross margin. . . . . . . . . . .   75     79     75           (1)     13
Operating expenses:
 Research and development. . . . . .   21     17     17           34       4
 Sales and marketing . . . . . . . .   52     44     47           21       0
 General and administrative. . . . .    7      7      9           12     (14)
 Acquisition, restructuring and
  other non-recurring expenses . . .    6      2     14          189     (83)
                                    ------ ------ ------
   Total operating expenses. . . . .   86     70     87           28     (14)
                                    ------ ------ ------
Operating income (loss). . . . . . .  (11)     9    (12)           *       *
Interest income. . . . . . . . . . .    2      1      1           33     132
Interest expense . . . . . . . . . .    --    --     --          (38)     (4)
Other income (expense), net. . . . .   (1)    --     --            *     (39)
                                    ------ ------ ------
Income (loss) before income taxes. .  (10)    10    (11)           *       *
Provision (benefit) for income taxes   (1)     2     --            *       *
                                    ------ ------ ------
Net income (loss). . . . . . . . . .   (9)%    8%   (11)%          *       *
                                    ------ ------ ------
                                    ------ ------ ------
- --------------------------------------
*  percentage change is not meaningful.

NET REVENUES.

Net revenues increased 3% from $431.3 million in fiscal 1995 to $445.4 million in fiscal 1996. During fiscal 1996, the Company experienced increased net revenues from its Network/Communications Utilities and Security Utilities products, offset in part by decreased revenues from its Fax and Consumer/Productivity Application products. In addition, Symantec experienced an increase in net revenue from the introduction of several Windows 95 products; however, this increase was substantially offset by a decrease in net revenues related to Windows 3.1 and DOS products.

Net revenues for fiscal 1996 also include $7.2 million of international net revenue previously deferred by Central Point. In March 1994, due to concerns regarding Central Point's long-term viability and the announced acquisition of Central Point by Symantec, Central Point was unable to reasonably estimate future product returns from its distributors and resellers. In addition, there were high levels of inventory in the distribution channel that had been shipped into the channel prior to the acquisition. Central Point believed that there was a high risk of this inventory being returned. In accordance with Statement of Financial Accounting Standards No. 48, Central Point revenue and the related cost of revenue for fiscal 1994 for software shipments to Central Point's distributors and resellers was deferred until sold by the distributors or resellers to end users. Since the acquisition, Symantec analyzed sell-through and product return information related to the Central Point products to determine when such products were sold-through. Symantec believes its sales and marketing programs were successful in selling the remaining deferred inventory to end users. Accordingly, in the quarter ended June 30, 1995, Symantec was able to estimate the remaining Central Point product returns in the international distribution channel and, as a result, recognized approximately $7.2 million of international net revenues and $1.7 million of international cost of revenues previously deferred by Central Point.

Net revenues increased 7% from $403.2 million in fiscal 1994 to $431.3 million in fiscal 1995. The increase in fiscal 1995 net revenues from the prior year was principally due to an increase in unit sales of Fax and Communications software products resulting from the release of new and upgraded products in these categories, as well as an increase in site license and distribution revenues, which was partially offset by a decrease in upgrade and OEM revenues. The increase in site license revenues during fiscal 1995 was primarily due to the release of several new network products which were generally sold through site licenses. The decrease in upgrade revenues was primarily due to several products which were intentionally not upgraded in anticipation of the release of products designed for the Windows 95 operating systems.

In fiscal 1994, the deferral of Central Point revenue discussed above resulted in a decrease in North American net revenues of approximately $5.0 million and international net revenues of approximately $10.0 million and an increase in the fiscal 1994 loss before provision for income taxes of approximately $12.3 million. As a result of Symantec's further analysis of returns related to the Central Point products during fiscal 1995, in the March 1995 quarter Symantec was able to assess the remaining Central Point product returns in the North American distribution channel and, as a result, recognized approximately $3.0 million of North American net revenues previously deferred by Central Point.

Net revenues from international sales grew from approximately $116.4 million in fiscal 1994 to $134.6 million in fiscal 1995 and to $142.2 million in fiscal 1996 and represented 29%, 31% and 32% of net revenues, respectively. The increase in international net revenues from fiscal 1995 to fiscal 1996 resulted primarily from increased Delrina international net revenues and growth in Symantec's Asia/Pacific region, product upgrade sales of international versions of Symantec's Windows 95 products and recognition of the Central Point deferred revenue discussed above. The increase in international net revenues from fiscal 1994 to fiscal 1995 was largely due to the favorable impact of the change in foreign currency exchange rates during fiscal 1995.

Enhanced product releases typically result in an increase in net revenues during the first three to six months following their introduction due to purchases by existing users, usually at discounted prices, and initial inventory purchases by Symantec's distributors. In addition, between the date Symantec announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product.

The Company's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." The phenomenon of channel fill may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill did not have a material impact on the Company's revenues in fiscal 1996, 1995 or 1994 but may have a material impact in future periods, especially in periods where a large number of new products are introduced.

Symantec believes that many of its customers are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments as well as the Internet. Symantec's entry into the enterprise software market is relatively new and, as a result, Symantec is beginning to compete with companies with which it has not previously competed. As a result, there is uncertainty regarding customer acceptance of the Company's products as Symantec has not been a major supplier in the enterprise market. These factors increase the uncertainty of forecasting financial results. While the Company expects the market's shift toward enterprise and Internet products to continue, there can be no assurance that the Company's enterprise products will be successful or will gain customer acceptance.

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must continue to develop relationships with systems integrators and other third-party vendors that provide consulting and integration services to customers and deliver products developed for this market segment. Furthermore, the sales cycle with respect to enterprise products is lengthy and may be subject to integration and acceptance by the customer. In addition, a very high proportion of enterprise product sales are completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Each of these factors increases the risk that forecasts of quarterly financial results will not be achieved.

Enterprise products are frequently sold through site licenses where a license for multiple workstations is sold to a customer at a negotiated price. Desktop software products are generally sold through the distribution channel or directly to end-users. Enterprise product revenues are typically comprised of lower volume, high dollar site license transactions compared to desktop product revenues which are typically comprised of higher volume, low dollar pre-packaged product transactions. The prices of site licenses tend to vary based upon the individual products purchased, the number of units licensed and the number of workstations at the customer's site.

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significantly more financial resources than Symantec, may cause the Company to further reduce software prices and/or increase sales and marketing expenses on a number of the Company's products. There was no material impact to net revenues resulting from changes in product pricing in fiscal 1996, 1995 or 1994.

Approximately 37% of the Company's net revenues in fiscal 1996 were from sales to two large distributors. These customers tend to make the majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The Company's distribution customers also carry the products of Symantec's competitors, some of which have greater financial resources than the Company. The distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which the Company has no control and which it cannot predict.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred recently and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the timing of announcements and releases of new or enhanced versions of its products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, seasonality in the retail software market in Europe, the market's transition between operating systems and the transition from a desktop PC environment to an enterprise-wide environment. These factors may cause significant fluctuations in net revenues and, accordingly, operating results.

The Company is devoting substantial efforts to the development of software products that are designed to operate on Microsoft's Windows 95 and/or Windows NT operating systems. Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and may include additional product features in future releases of Windows 95 or Windows NT that may decrease the demand for certain of the Company's products, including those currently under development. Should Windows 95 or Windows NT not achieve timely market acceptance, or should the Company be unable to successfully or timely develop products that operate under these operating systems, the Company's future net revenues and operating results would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many of Symantec's products is dependent on the adoption rate of these operating systems, which the Company and securities analysts are unable to predict, the ability of Symantec and securities analysts to forecast the Company's net revenues has been and will continue to be adversely impacted. As a result, there is a heightened risk that net revenues and profits will not be in line with analysts' expectations in the periods following the introduction of or upgrades to Windows 95 and Windows NT.

The length of Symantec's product development cycle has generally been greater than Symantec originally expected. Although such delays have undoubtedly had a material adverse effect on Symantec's business, Symantec is not able to quantify the magnitude of net revenues that were deferred or lost as a result of any particular delay because Symantec is not able to predict the amount of net revenues that would have been obtained had the original development expectations been met. Delays in product development, including products being developed for Windows 95 or Windows NT, are likely to occur in the future and could have a material adverse effect on the amount and timing of future revenues. Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment date of the Company's product introductions. In addition, there can be no assurance that any products currently being developed by Symantec, including products being developed for Windows 95 or Windows NT, will be technologically successful, that any resulting products will achieve market acceptance or that the Company's products will be effective in competing with products either currently in the market or introduced in the future.

During fiscal 1993, Symantec believes net revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of Windows 3.1, which required more computing capability. If the next class of personal computers, including those based on Intel's P6/Pentium Pro microprocessor or Motorola, Inc.'s Power PC, are also rapidly reduced in price, there may be another unexpected shift in customer buying away from software and Symantec's products, which could result in significantly reduced revenues and a material adverse effect on operating results. In addition, Windows 95 and Windows NT requires significantly more computer memory and hard disk space than Windows 3.1, and if there is a shift from software to hardware spending, there could be an adverse effect on the sales of computer hardware and software. Either of these events could result in significantly reduced net revenues and have a material adverse effect on Symantec's operating results. Symantec has noted that P6/Pentium Pro microprocessors have been reduced in price and are being marketed aggressively by Intel.

The Company estimates and maintains reserves for product returns. Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Various distributors and resellers may have different return policies that may negatively impact the level of products which are returned to Symantec. Product returns occur when the Company introduces upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require the Company to offer rights of return for products that distributors or retail stores are unable to sell. Symantec has experienced, and may experience in the future, significant increases in product returns above historical levels from customers of acquired companies after an acquisition is completed. Symantec prepares detailed analyses of historical return rates when estimating anticipated returns and maintains reserves for product returns. In addition to detailed historical return rates, the Company's estimation of return reserves takes into consideration upcoming product upgrades, current market conditions, customer inventory balances and any other known factors that could impact anticipated returns. Based upon returns experienced, the Company's estimates have been materially accurate. The impact of actual returns on net revenues, net of such provisions, has not had a material effect on the Company's liquidity as the returns typically result in the issuance of credit towards future purchases as opposed to cash payments to the distributors. However, there can be no assurance that future returns will not exceed the reserves established by the Company or that future returns will not have a material adverse effect on the operating results of the Company.

The Company's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at March 31, 1996 were higher than reserve balances at March 31, 1995. The increase was primarily related to the introduction of Symantec's Windows 95 products during the last three quarters of fiscal 1996, which had high sell-in volumes. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

The Company operates with relatively little backlog; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be an immediate, material adverse effect on net revenues and on the Company's operating results.

Symantec maintains a research and development facility in Santa Monica, California that was damaged during the January 1994 earthquake in Southern California. Much of the Company's administration, sales and marketing, manufacturing and research and development facilities are located on the west coast of the United States. Future earthquakes or other natural disasters could cause a significant disruption to the Company's operations and may cause delays in product development that could adversely impact future revenues of the Company.

Also, Symantec's order entry department is located in Oregon, with shipments being made from a warehouse in California. Order entry and shipping is similarly separated in Europe. A disruption in communications between these facilities, particularly at the end of a fiscal quarter, would likely result in an unexpected shortfall in net revenues and could result in an adverse impact on operating results.

During the March 1994 quarter, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days complimentary free telephone support for certain of the Company's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of the Company's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant revenues in fiscal 1996, 1995 and 1994, and are not expected to generate material revenues in the near future.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $19.1 million, $13.4 million and $20.5 million for fiscal 1996, 1995 and 1994, respectively. The significant increase in amortization and write-off of purchased product rights and capitalized software development expenses in fiscal 1996 over fiscal 1995 was the result of Symantec's decision to de-emphasize its continued development and marketing efforts related to certain products as well as Delrina's write-off of previously capitalized software development costs of software designed to operate on Windows 3.1. The decrease in such costs in fiscal 1995 from fiscal 1994 was due to the write-off of certain previously capitalized software costs by Central Point during fiscal 1994.

Gross margins decreased to 75% of net revenues in fiscal 1996 from 79% in fiscal 1995 and remained level with 75% in fiscal 1994. The decline in the gross margin percentage in fiscal 1996 compared to fiscal 1995 was due to an increase in the amortization and write-off of purchased product rights and capitalized software development expenses noted above and increased reserves related to Delrina products designed to operate on Windows 3.1, as well as other products de-emphasized by Symantec during fiscal 1996. The increase in the gross margin percentage in fiscal 1995 compared to fiscal 1994 was largely due to the growth in higher margin enterprise products, which are typically sold through site licenses, as well as Symantec's ability to manufacture Central Point products with a lower cost structure than Central Point. Due to reduced amortization and write-off of purchased product rights, Symantec believes that the gross margin percentage will increase to approximately 80% to 83% in Fiscal 1997 unless there is a significant change in Symantec's net revenues.

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

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses increased 34% to $94.7 million or 21% of net revenues in fiscal 1996 from $70.7 million or 16% of net revenues in fiscal 1995 and was $68.1 million or 17% of net revenues in fiscal 1994. The increase in research and development expenses in fiscal 1996 as compared to fiscal 1995 was primarily the result of increased product development efforts associated with Symantec's and Delrina's development of new Windows 95 products. The increase in research and development expenses in fiscal 1995 in absolute dollars as compared to fiscal 1994 was principally due to an increase in the number and scope of development projects undertaken by Delrina, including localization of products for international markets and new product development in anticipation of the launch of Windows 95, offset in part by savings from the consolidation of product development efforts resulting from the acquisition of Central Point.

Symantec believes increased research and development expenditures will be necessary in order to remain competitive. The Company expects research and development expenses to increase in dollar amount but may decline as a percentage of net revenues should net revenues increase more quickly than research and development expenses. While the Company believes its research and development expenditures will result in successful product introductions, including products being developed for Windows 95 and Windows NT, the uncertain outcome of software development projects means that increased research and development efforts will not necessarily result in successful product introductions due to technical difficulties, market conditions, competitive products and other factors, such as customer acceptance of new operating systems.

Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain software development costs have not materially affected the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec. Delrina did not capitalize any software development costs in fiscal 1996 and capitalized $6.3 million and $2.6 million in software development costs in fiscal years 1995 and 1994, respectively. The related amortization expense was $5.6 million, $4.0 million and $1.9 million in fiscal 1996, 1995 and 1994, respectively.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 21% to $229.7 million or 52% of net revenues in fiscal 1996 from $190.4 million or 44% of net revenues in fiscal 1995 and from $190.0 million or 47% of net revenues in fiscal 1994. The increase in sales and marketing expenses in fiscal 1996 as compared to fiscal 1995 was principally due to an increase in marketing development expenses and an increase in sales and marketing expenses primarily associated with the release of Symantec's Windows 95 products. The decrease in fiscal 1995 as a percent of net revenues as compared to fiscal 1994 was principally due to the elimination of duplicative sales organizations subsequent to the acquisition of Central Point, offset in part by increased sales and marketing expenses associated with Delrina's expansion in Europe.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the introduction of new and upgraded products, including products currently being developed for Windows 95 and Windows NT, Symantec expects the expenses associated with these efforts to increase in dollar amount and to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful. Symantec believes that the Company's sales and marketing expenses may decrease as a percentage of net revenues in the near term following the high expenses associated with the launch of Windows 95 products but may increase as a percentage of net revenues should net revenues not increase.

GENERAL AND ADMINISTRATIVE EXPENSES.

In fiscal 1996, general and administrative expenses increased in absolute dollars by 12% to $32.7 million or 7% of net revenues from $29.4 million or 7% of net revenues in fiscal 1995, and decreased from $34.3 million or 9% of net revenues in fiscal 1994. The increase in general and administrative expenses in absolute dollars in fiscal 1996 as compared to fiscal 1995 was principally due to significant general and administrative expenses incurred by Delrina in the three month period ended September 30, 1995, as well as certain legal fees incurred by Delrina. In the fourth quarter of fiscal 1996, general and administrative expenses decreased to 5% of net revenues from 8% in the fourth quarter of fiscal 1995. This decrease resulted primarily from the elimination of duplicative general and administrative functions subsequent to the acquisition of Delrina. The decrease in fiscal 1995 as compared to fiscal 1994 was principally due to benefits resulting from the consolidation of the general and administrative functions of

Symantec and Central Point. Subsequent to the acquisition of Central Point by Symantec in fiscal 1995, various duplicative general and administrative functions were eliminated as a result of the combination of the companies. In addition, general and administrative expenses decreased due to the settlement of two class action lawsuits in fiscal 1994 resulting in a decrease in legal expenses during fiscal 1995.

While future growth of the Company is expected to result in an increase in the dollar amount of general and administrative spending from current levels, the Company expects general and administrative expenses to decrease as a percent of net revenues in fiscal 1997 as compared to fiscal 1996 as benefits are achieved from the elimination of duplicative functions subsequent to the acquisition of Delrina.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.

ACQUISITION EXPENSES. In connection with the various acquisitions completed in fiscal 1996, 1995 and 1994 (see Summary of Significant Accounting Policies and Note 10 of Notes to Consolidated Financial Statements), significant acquisition expenses were incurred. These acquisition expenses principally included fees for legal, accounting and financial advisory services, the write-off of duplicative capitalized technology, the modification of certain development contracts and expenses related to the combination of the companies, including the elimination of duplicative and excess facilities and personnel. These charges approximated $19.7 million, $9.5 million and $25.9 million in fiscal 1996, 1995 and 1994, respectively.

In connection with the acquisition of Delrina in fiscal 1996, Symantec recorded total acquisition charges of $22.0 million, which included $8.8 million for legal, accounting and financial advisory services, $6.4 million for the elimination of duplicative and excess facilities and equipment, $3.7 million for personnel severance and outplacement expenses and $3.1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

In connection with the acquisitions of Central Point and SLR, Symantec recorded total acquisition charges of $9.5 million in fiscal 1995. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses. During fiscal 1996, the Company recognized a reduction in accrued acquisition, restructuring and other expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the Company.

Symantec has completed a number of acquisitions and expects to acquire other companies in the future. While the Company believes that previous acquisitions were in the best interest of the Company and its stockholders, acquisitions involve a number of special risks, including the diversion of management's attention to assimilation of the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the difficulty of presenting a unified corporate image, the coordination of research and development and sales efforts and the integration of the acquired products.

The Company has lost certain employees of acquired companies whom it desired to retain, and, in some cases, the assimilation of the operations of acquired companies took longer than initially had been anticipated by the Company. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse facilities, the Company has not realized certain economies of scale that might otherwise have been achieved.

Symantec typically incurs significant acquisition expenses for legal, accounting and financial advisory services, the write-off of duplicative technology and other expenses related to the combination of the companies. These expenses may have a significant adverse impact on the Company's future profitability and financial resources.

RESTRUCTURING EXPENSES. In February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan was designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During fiscal 1996, the Company completed the combination and incurred $2.2 million for the relocation costs of moving equipment and personnel.

During fiscal 1994, Symantec implemented a plan to consolidate and centralize certain operational activities (See Note 10 of Notes to Consolidated Financial Statements). This plan was designed to reduce operating expenses and enhance operational efficiencies by centralizing certain order administration, technical support and customer service activities in Eugene, Oregon. In fiscal 1994, the Company recorded a charge of $4.7 million, which included $1.1 million for the elimination of duplicative and excess facilities, $1.5 million for the relocation of the Company's existing operations and equipment, $1.1 million for employee relocation expenses and $1.0 million for employee severance payments. This centralization has been completed.

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restructuring of its operations in order to reduce its overall cost structure and to redirect its software development and marketing efforts away from the personal desktop computer market toward personal computer network markets. The charge included $6.2 million for employee severance, outplacement and relocation expenses, $5.6 million for the write-off of certain excess fixed and intangible assets, $1.8 million for lease abandonments and facility relocation and $2.4 million for the consolidation and discontinuance of certain operational activities and other related expenses. This restructuring has been completed.

OTHER EXPENSES. In fiscal 1996, Symantec sold the assets of Time Line Solutions Corporation, a wholly-owned subsidiary, to a group comprised of Time Line Solutions Corporation's management and incurred a $2.7 million loss on the sale. In the fourth quarter of fiscal 1996, the Company recorded $2.0 million in estimated legal fees expected to be incurred in connection with a securities class action complaint filed in March 1996 and other legal expenses (See Note 11 of Notes to Consolidated Financial Statements).

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

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business (See Note 11 of Notes to Consolidated Financial Statements). The Company intends to defend all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely effected in a particular period.

As of March 31, 1996, total accrued cash related acquisition and restructuring expenses were $7.8 million and included $2.0 million for legal fees, $3.5 million for the elimination of duplicative and excess facilities and $2.3 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was $7.5 million, $5.6 million and $2.4 million in fiscal 1996, 1995 and 1994, respectively. The increase in interest income in fiscal 1996 over fiscal 1995, and in fiscal 1995 over fiscal 1994 was due to higher average invested cash balances. Interest expense was $1.5 million, $2.4 million and $2.5 million in fiscal 1996, 1995 and 1994, respectively. The decrease in interest expense in fiscal 1996 from fiscal 1995 and 1994 was principally due to reduced interest expense on convertible subordinated debentures that were issued on April 2, 1993. On April 26, 1995, convertible subordinated debentures totaling $10.0 million were converted into 833,333 shares of Symantec common stock, resulting in the decrease in fiscal 1996 interest expense. Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in currency exchange rates.

The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and, effective December 31, 1993, the Company commenced hedging some residual transaction exposures through the use of one-month forward contracts. At March 31, 1996, there was a total of approximately $96.5 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately

$85.5 million at March 31, 1996. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on forward contracts held by the Company when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, intercompany balances and trade payables. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. The Company does not hedge its translation risk.

INCOME TAXES.
The effective income tax benefit for fiscal 1996 was 10%, which compares to an effective income tax provision of 25% in fiscal 1995 and an effective tax benefit of 3% in fiscal 1994. The 1996 income tax benefit of 10% is lower than the statutory rate primarily due to the unbenefitted losses related to the Delrina acquisition.

A net deferred tax asset of approximately $12.8 million is reflected in the financial statements. Approximately $35.0 million of future U.S. taxable income will be necessary to realize this deferred tax asset. While there can be no assurance that future income will be sufficient to realize this benefit, management is of the opinion that this benefit will be realized in the near future based on projected income from new and existing products. A valuation allowance of $45.7 million was provided in the financial statements. Approximately $19.7 million of the valuation allowance for deferred tax assets is attributable to stock option deductions, the benefit of which will be credited to equity when realized. Approximately $18.1 million of the valuation allowance relates to losses and temporary differences associated with Delrina and the remaining $7.9 million of the valuation allowance represents net operating loss and tax credit carryforwards of other acquired companies that are limited by separate return limitations and under the "change of ownership" rules of Internal Revenue Code Section 382.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments decreased $2.6 million from $131.8 million at March 31, 1995 to $129.2 million at March 31, 1996. This decrease was largely due to cash expenditures for capital equipment, which was partially offset by cash provided from operating activities and proceeds from the exercise of stock options. Net cash provided by operating activities was $11.0 million and was primarily due to the change in net assets and liabilities and non-cash related expenses, offset in part by the Company's net loss of $39.8 million.

Trade accounts receivable decreased $9.0 million from $81.3 million at March 31, 1995 to $72.3 million at March 31, 1996 primarily due to an increase in reserves for product returns at March 31, 1996.

The Company has a $10.0 million line of credit that expires in March 1998. The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate (8.25% at March 31, 1996), the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or LIBOR plus 1.25%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. At March 31, 1996, there was approximately $ 0.4 million of outstanding standby letters of credit under this line of credit. There were no borrowings outstanding under this line at March 31, 1996. The Company was in compliance with the debt covenants at March 31, 1996. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

The Company may utilize significant amounts of cash in connection with the potential acquisition of additional companies, capital equipment and software product rights in the future. However, if the Company were to sustain significant losses, there can be no assurance that the bank line of credit, which is available through March 1998, would remain available. Additionally, the Company could be required to reduce operating expenses, which could result in further product delays, reassess acquisition opportunities, which could negatively impact the Company's growth objectives, and/or pursue further financing options. The Company believes existing cash and short-term investments will be sufficient to fund operations for the next year.

ITEM 8:FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL FINANCIAL STATEMENTS.  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA. During fiscal 1996, Symantec acquired Delrina in a transaction accounted for as a pooling of interest. All financial information has been restated to reflect the combined operations of Symantec and Delrina.


(In thousands, except net income (loss) per share; unaudited)
- -------------------------------------------------------------
                                                  Fiscal 1996                                  Fiscal 1995
                     -----------------------------------------   -----------------------------------------
                     Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,   Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,
                         1996       1995       1995       1995       1995       1994       1994       1994
                     --------   --------   --------   --------   --------   --------   --------   --------
Net revenues         $115,960   $111,097   $108,510   $109,865   $108,304   $110,561   $106,841   $105,562
Gross margin           95,363     80,027     73,420     87,647     86,318     87,544     84,156     82,315
Acquisition,
 restructuring and
 other expenses *       2,000     25,688         --        (71)        --         --         --      9,545
Net income (loss)       7,943    (36,806)   (17,786)     6,866      5,585    11,767      12,938      3,119
Net income (loss)
 per share -            $0.15     $(0.69)    $(0.34)    $ 0.13      $0.10     $0.23       $0.26      $0.06
  primary
  fully diluted         $0.15     $(0.69)    $(0.34)    $ 0.12      $0.10     $0.21       $0.23      $0.06


*See Note 10 of Notes to Consolidated Financial Statements.

ITEM 9:CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10:DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item with respect to Directors may be found in the section captioned "Election of Symantec Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 25, 1996. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT:

The executive officers of the Company are as follows:

NAME                     AGE   POSITION
- ----------------------  ----   ------------------------------------------------
Gordon E. Eubanks, Jr.    49   President and Chief Executive Officer
Robert R. B. Dykes        46   Executive Vice President, Worldwide Operations
                                and Chief Financial Officer
John C. Laing             45   Executive Vice President, Desktop Products
Dennis Bennie             43   Executive Vice President, Communications Products
Mark Bailey               37   Senior Vice President, Business Development
Ted Schlein               32   Vice President, Networking and Client/Server
                                Technology Group
Dana E. Siebert           36   Vice President, Worldwide Sales
Christopher Calisi        36   Vice President, Communication Products
Derek Witte               39   Vice President, General Counsel and Secretary

Executive officers are chosen by and serve at the discretion of the Board of Directors. There is no family relationship between any director or executive officer of Symantec and any other director or executive officer of Symantec.

GORDON E. EUBANKS, JR. is the President and Chief Executive Officer of Symantec. He has served as a director of Symantec since November 1983 and as the President and Chief Executive Officer of Symantec since October 1986.
Mr. Eubanks also served as Symantec's Chairman of the Board from November 1983 to October 1986 and from November 1990 to January 1993. Previously, Mr. Eubanks was Vice President of Digital Research, Inc.'s commercial systems division where he was responsible for the development and marketing of all system software products. He left Digital Research, Inc. in September 1983. Mr. Eubanks founded Compiler Systems, Inc. and authored its products:
CBASIC, one of the first successful languages on personal computers, and CB80, a compiled version of CBASIC. Compiler Systems, Inc. was acquired by Digital Research, Inc. in August of 1981. Mr. Eubanks received his Bachelor of Science degree in Electrical Engineering from Oklahoma State University. He received his Masters degree in Computer Science from Naval Postgraduate School in Monterey, California. Mr. Eubanks was a commissioned officer in the United States Navy from 1970 to 1979 serving in the Nuclear Submarine Force. Mr. Eubanks is also a director of NetFrame and RasterOps Corporation. He is a member of the IEEE and ACM.

On February 26, 1993, criminal indictments were filed against Mr. Eubanks for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. Symantec believes that the charges have no merit.

ROBERT R. B. DYKES is Executive Vice President, Worldwide Operations and Chief Financial Officer of Symantec. Mr. Dykes joined Symantec in October 1988. From April 1984 to October 1988, Mr. Dykes was the Chief Financial Officer at Adept Technology, Inc., a robotics firm where he oversaw all financial procedures and reporting and developed venture capital and funding strategies. From July 1983 to April 1984, Mr. Dykes was with Xebec, a publicly held Winchester disk drive controller manufacturer, most recently as Chief Financial Officer. Prior to Xebec, Mr. Dykes spent 12 years in various financial positions at Ford Motor Company in New Zealand and Australia and with its Finance Staff in Dearborn, Michigan, most recently as manager of the marketing budgets for the Ford and Lincoln Mercury car divisions. Mr. Dykes holds a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand. Mr. Dykes is on the board of directors of Flextronics International, Ltd.

JOHN C. LAING is Executive Vice President, Desktop Products of Symantec. Prior to serving in this position, Mr. Laing served as Executive Vice President, Worldwide Sales of Symantec. Mr. Laing joined Symantec in March 1989 as Vice President/Sales. Before joining Symantec, Mr. Laing served as Regional Director for Apple Computer, Inc. ("Apple"), a microcomputer manufacturer, in the Midwest. In that position his responsibilities included managing Apple's sales, marketing and support activities within Illinois, Wisconsin and Northern Indiana. Prior to joining Apple in July 1986, Mr. Laing served as Vice President and General Manager at ECZEL Corporation, a division of Crown Zellerbach Corporation. Mr. Laing spent the majority of his earlier career at Xerox Corporation, where he served in a variety of sales and sales management positions over a ten-year period. Mr. Laing is a director of Macromedia, Inc., a multimedia software developer, and the Software Publishers Association.

DENNIS BENNIE was Executive Vice President, Communications Products of Symantec and served as a Director of Symantec from November 1995 until April 1996. Mr. Bennie co-founded Delrina and served as Chairman of the Board of Directors and Chief Executive Officer of Delrina from June 1988 until November 1995. He oversaw all international expansion and financial activities. Prior to joining Delrina, Mr. Bennie co-founded and served as President of Ingram Software Ltd., one of Canada's largest software distributors, from 1984 to 1988.

MARK BAILEY is Senior Vice President, Business Development of Symantec. Mr. Bailey has led Symantec's mergers and acquisitions effort since December 1989. Prior to that, Mr. Bailey was an associate partner with one of the early investors in Symantec, Kleiner Perkins Caufield & Byers. Before attending graduate school, Mr. Bailey worked at Hewlett Packard. Mr. Bailey received a Bachelor of Science degree cum laude in electrical engineering and computer science from Princeton University and an MBA from Harvard University's Graduate School of Business Administration.

TED SCHLEIN is Vice President, Networking and Client/Server Technology Group of Symantec. Prior to serving in this position, Mr. Schlein was Vice President and General Manager, Client/Server Technology Group. Mr. Schlein has been an employee of Symantec since June 1986, and during that time, he has served in a variety of management positions including Vice President, European Business Development; Vice President, Data Management Group; and Director, Utilities Group. Mr. Schlein holds a Bachelor of Science degree in economics from the University of Pennsylvania.

DANA E. SIEBERT is Vice President, Worldwide Sales of Symantec. Previously, Mr. Siebert served as Vice President, Worldwide Services at Symantec. Mr. Siebert joined Symantec in September 1987. From 1985 to 1987, Mr. Siebert was a Sales Manager at THINK Technologies where he was responsible for U.S. corporate, OEM and international sales. Previously, Mr. Siebert held a number of sales management positions in high technology companies including Wang Laboratories, Computerland Corporation and Burroughs Corporation. Mr. Siebert holds a Bachelor of Science degree in business administration from the University of New Hampshire and is a member of the Software Publishers Association.

CHRISTOPHER CALISI is Vice President, Communication Products of Symantec. From 1992 to 1996, Mr. Calisi held several positions within Symantec's Remote Access Business Unit, including Development Manager, Director of Development and, most recently, General Manager. Mr. Calisi joined Symantec in 1992 from Unify Corporation, a relational database and 4GL tools vendor where he served as the Manager of Sales Engineers. Prior to Unify Corporation, Mr. Calisi held development positions with several relational database vendors, including Britton Lee, Oracle and Computer Associates. Mr. Calisi holds a Bachelor of Science degree from the State University of New York at Empire State and has received executive training at the Wharton School. Mr. Calisi holds several copyrights for software innovations from 1981 through 1986 and is an associate of the IEEE Committee. Mr. Calisi became an executive officer of Symantec in May 1996.

DEREK WITTE is Vice President, General Counsel and Secretary of Symantec.
Mr. Witte joined Symantec in October 1990. From October 1987 until joining Symantec, Mr. Witte was Associate General Counsel and later Director of Legal Services for Claris Corporation, a software subsidiary of Apple. Between January and October 1987, Mr. Witte was Assistant General Counsel at Worlds of Wonder, Inc. Previously, Mr. Witte practiced law with the San

Francisco-based law firms of Brobeck, Phleger & Harrison and Heller Ehrman White and McAuliffe during the periods between 1981 and 1983 and 1983 and 1987, respectively. Mr. Witte holds a law degree and a Bachelor of Arts degree in Economics from the University of California at Berkeley. Mr. Witte has been a member of the California bar since 1981.

ITEM 11:EXECUTIVE COMPENSATION.

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 25, 1996. Such information is incorporated herein by reference.

ITEM 12:SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 25, 1996. Such information is incorporated herein by reference.

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 25, 1996. Such information is incorporated herein by reference.

PART IV

ITEM 14:EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Upon written request, the Company will provide, without charge, a copy of the Company's annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

    Lori A. Barker
    Investor Relations
    Symantec Corporation
    10201 Torre Avenue
    Cupertino, California  95014-2132
    408-446-8990

(a) The following documents are filed as part of this report:

                                                                    PAGE
                                                                   NUMBER
1.  CONSOLIDATED FINANCIAL STATEMENTS.                             ------
    Report of Ernst & Young LLP, Independent Auditors. . . . . . .   40
    Report of Price Waterhouse, Independent Auditors . . . . . . .   41
    Consolidated Balance Sheets as of March 31, 1996 and 1995. . .   42
    Consolidated Statements of Operations for the Years Ended
       March 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .   43
    Consolidated Statements of Stockholders' Equity for the Years
       Ended March 31, 1996, 1995 and 1994 . . . . . . . . . . . .   44
    Consolidated Statements of Cash Flow for the Years Ended
       March 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .   45
    Summary of Significant Accounting Policies and Notes to
    Consolidated Financial Statements. . . . . . . . . . . . . . .   46


2. FINANCIAL STATEMENT SCHEDULES. The following financial statement schedule of Symantec Corporation for the years ended March 31, 1996, 1995 and 1994 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation.

  SCHEDULE
     II - Valuation and Qualifying Accounts . . . . . . . . . . .    61

   Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. EXHIBITS. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

  3.01 The Registrant's Restated Certificate of Incorporation. (Incorporated by reference to Annex G filed with the Registrant's Joint
            Management Information Circular and Proxy Statement (No. 000-17781) dated October 17, 1995.)

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

  4.04 Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina. (Incorporated by reference to Annex D filed with the Registrant's Joint Management Information Circular
            and Proxy Statement dated October 17,    1995.)

  4.05 Support Agreement dated July 5, 1995 between Symantec and Delrina. (Incorporated by reference to Annex E filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)

  4.06 Form of Voting and Exchange Trust Agreement dated July 5, 1996 between Symantec and Delrina. (Incorporated by reference to Annex F filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)

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

 10.04* 1989 Employee Stock Purchase Plan, as amended to date.  (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No.33-88694) filed January 23, 1995.)

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

 10.08* Form of Stock Option Grant and Stock Option Exercise Notice and
            Agreement under the Registrant's 1988 Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (No.33-35385) initially filed June 13, 1990.)

 10.09*  1994 Patent Incentive Plan.  (Incorporated by reference to Exhibit
            4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 33-60141) filed June 9, 1995.)

 10.10* 1996 Equity Incentive Plan.  (Incorporated by reference to Exhibit A filed with the Registrant's Proxy Statement dated March 26, 1996.)

 10.11  Office building lease dated as of August 1, 1991, between Lincoln Town
            Center and Symantec Corporation regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

 10.12  Addendum No. 4 to Office Building Lease By and Between Lincoln Property
            Company N.C., Inc. and Symantec Corporation Dated August 1, 1991. (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.)

 10.13  Office building lease dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)

- ------------------------
*Indicates a management contract or compensatory plan or arrangement.

 10.14  Office building lease dated as of February 27, 1991, between the
            Registrant and Kim Camp No. VII regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)

 10.15  Office building lease dated as of April 19, 1995, between the Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)

 10.16  Office building lease, as amended, dated as of December 1, 1995 between
            Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)

 10.17  Form of Indemnity Agreement with Officers and Directors.  (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No.33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)

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

 10.24  Note Purchase Agreement, dated April 2, 1993, among Symantec
            Corporation, Morgan Guaranty Trust Company of New York, as Trustee,
            J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit 10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

 10.25* The Registrant's Section 401(k) Plan, as amended.  (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

 10.26* Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

 10.27  Assignment of Copyright and Other Intellectual Property Rights.
            (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4
            (No. 33-35385) initially filed June 13, 1990.)

- ------------------------
*Indicates a management contract or compensatory plan or arrangement.

 10.28* Employment and Consulting Agreement among Symantec Corporation,
            Symantec Acquisition Corp. and Charles M. Boesenberg.
            (Incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report of Form 10-K for the year ended April 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

 10.29* Stock Option Grant between the Company and Charles Boesenberg.
            (Incorporated by reference to Exhibit 10.29 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

 10.30  Authorized Distributor Agreement between Symantec Corporation and
            Ingram Micro, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

 10.31  Authorized Distributor Agreement between Symantec Corporation and
            Merisel Americas, Inc.  (Incorporated by reference to Exhibit
            10.35 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

 10.32  Stipulation of Settlement in the case of Ayln J. Scheatzle, et al. vs.
            Gordon E. Eubanks, Jr., et al. and Symantec Corporation. (Incorporated by reference to Exhibit 10.36 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.)

 10.33* Employment and Non-competition Agreement between Symantec Corporation and Dennis Bennie. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)

 10.34  Combination Agreement between Symantec Corporation and Delrina
            Corporation dated July 5, 1995.  (Incorporated by reference to
            Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

 10.35  Class action complaint filed by the law firm of Milberg Weiss Bershad
            Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors.

 11.01  Computation of Net Income (Loss) Per Share.

 21.01  Subsidiaries of the Registrant.

 23.01  Consent of Ernst & Young LLP, Independent Auditors.

 23.02  Consent of Price Waterhouse, Independent Auditors.

 27.01  Financial Data Schedule.

(b) Reports on Form 8-K
    None

(c) Exhibits:
    The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d) Financial Statement Schedules:
    The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a)2, as set forth on page 61.

- -------------------------
*Indicates a management contract or compensatiory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . . .     40

Report of Price Waterhouse, Independent Auditors . . . . . . . . . . . .     41

Consolidated Balance Sheets as of March 31, 1996 and 1995. . . . . . . .     42

Consolidated Statements of Operations for the years ended
March 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .     43

Consolidated Statements of Stockholders' Equity for the years ended
March 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .     44

Consolidated Statements of Cash Flow for the years ended
March 31, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . .     45

Summary of Significant Accounting Policies . . . . . . . . . . . . . . .     46

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .     49

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements or schedule of Delrina Corporation, which statements reflect total assets and net income constituting 29% and 14%, respectively, of the related 1995 consolidated financial statement totals, and which statements reflect net income of approximately $12.7 million related to the 1994 consolidated net loss. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Delrina Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California
April 24, 1996

                          INDEPENDENT AUDITORS' REPORT

August 8, 1995

Auditors' Report

To the Shareholders of Delrina Corporation

We have audited the consolidated balance sheet of Delrina Corporation as at June 30, 1995 and the consolidated statements of operations, retained earnings (deficit) and changes in financial position for the years ended June 30, 1995 and 1994, all expressed in Canadian dollars. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Delrina Corporation as at June 30, 1995 and the results of its operations and the changes in its financial position for the years ended June 30, 1995 and 1994 in accordance with generally accepted accounting principles in Canada.

PRICE WATERHOUSE
Chartered Accountants

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,
                                                                            -----------------------
(In thousands)                                                                  1996           1995
- --------------------------------------------------------------------        --------       --------
ASSETS
- ------
Current assets:

     Cash and short-term investments                                        $129,199       $131,795
     Trade accounts receivable                                                72,256         81,261
     Inventories                                                               7,893          9,433
     Deferred income taxes                                                    12,875         11,869
     Other                                                                    14,639          8,392
                                                                            --------       --------
        Total current assets                                                 236,862        242,750
Equipment and leasehold improvements                                          51,698         39,379
Purchased intangibles                                                            518         11,122
Other                                                                          8,851         16,381
                                                                            --------       --------
                                                                            $297,929       $309,632
                                                                            --------       --------
                                                                            --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
     Accounts payable                                                       $ 23,368       $ 25,394
     Accrued compensation and benefits                                        14,888         13,482
     Other accrued expenses                                                   60,566         57,939
     Income taxes payable                                                      3,329          2,006
     Current portion of long-term obligations                                     68            524
                                                                            --------       --------
        Total current liabilities                                            102,219         99,345
Convertible subordinated debentures                                           15,000         25,000
Long-term obligations                                                            393            413
Commitments and contingencies
Stockholders' equity:
     Preferred stock (authorized: 1,000; issued and outstanding: none)            --             --
     Common stock (authorized: 100,000; issued and outstanding: 53,636
        and 50,782 shares)                                                       536            508
     Capital in excess of par value                                          279,508        248,766
     Notes receivable from stockholders                                         (144)          (144)
     Cumulative translation adjustment                                        (7,591)        (7,213)
     Accumulated deficit                                                     (91,992)       (57,043)
                                                                            --------       --------
        Total stockholders' equity                                           180,317        184,874
                                                                            --------       --------
                                                                            $297,929       $309,632
                                                                            --------       --------
                                                                            --------       --------


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         Year Ended March 31,
                                                                      ---------------------------------------
(In thousands, except net income (loss) per share)                         1996           1995           1994
- -----------------------------------------------------------           ---------       --------       --------
Net revenues                                                          $ 445,432       $431,268       $403,206
Cost of revenues                                                        108,975         90,935        102,018
                                                                      ---------       --------       --------
     Gross margin                                                       336,457        340,333        301,188
Operating expenses:
     Research and development                                            94,672         70,706         68,110
     Sales and marketing                                                229,703        190,439        189,962
     General and administrative                                          32,744         29,357         34,312
     Acquisition, restructuring and
          other expenses                                                 27,617          9,545         56,094
                                                                      ---------       --------       --------
          Total operating expenses                                      384,736        300,047        348,478
                                                                      ---------       --------       --------
Operating income (loss)                                                 (48,279)        40,286        (47,290)
     Interest income                                                      7,512          5,648          2,436
     Interest expense                                                    (1,495)        (2,419)        (2,517)
     Other income (expense), net                                         (2,130)         1,041          1,697
                                                                      ---------       --------       --------
Income (loss) before income taxes                                       (44,392)        44,556        (45,674)
     Provision (benefit) for income taxes                                (4,609)        11,147         (1,253)
                                                                      ---------       --------       --------
Net income (loss)                                                     $ (39,783)      $ 33,409       $(44,421)
                                                                      ---------       --------       --------
                                                                      ---------       --------       --------
Net income (loss) per share - primary                                 $   (0.76)      $   0.65       $  (0.96)
                                                                      ---------       --------       --------
                                                                      ---------       --------       --------
Net income (loss) per share - fully diluted                           $   (0.76)      $   0.61       $  (0.96)
                                                                      ---------       --------       --------
                                                                      ---------       --------       --------
Shares used to compute net income (loss) per share - primary             52,664         52,181         46,270
                                                                      ---------       --------       --------
                                                                      ---------       --------       --------
Shares used to compute net income (loss) per share - fully diluted       52,664         56,491         46,270
                                                                      ---------       --------       --------
                                                                      ---------       --------       --------


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                Notes
                                                            Capital in     Receivable     Cumulative          Total
                                                 Common      Excess of           from    Translation    Accumulated   Stockholders'
(In thousands)                                    Stock      Par Value   Stockholders     Adjustment        Deficit          Equity
- ----------------------------------------         ------     ----------   ------------    -----------    -----------   -------------
Balances, March 31, 1993                           $449       $170,783         $(350)       $(3,587)      $(28,238)       $139,057
  Net loss                                           --             --            --             --        (44,421)        (44,421)
  Fifth Generation net loss for the
    quarter ended March 31, 1993                     --             --            --             --        (16,390)        (16,390)
  XTree net loss for the six months
    ended March 31, 1993                             --             --            --             --         (1,040)         (1,040)
  Issued 915 shares in connection with
    Delrina's initial public offering                 9         30,035                                                      30,044
  Issued common stock:

    2,235 shares under stock plans
      and other                                      22         15,646            --             --             --          15,668
    391 shares for acquisition of
      product rights                                  4          6,496            --             --             --           6,500
  Repayments on notes                                --             --           201             --             --             201
  Other equity transactions of
    acquired companies                               --          3,041            --             --             --           3,041
  Translation adjustment                             --             --            --         (3,467)            --          (3,467)
                                                   ----       --------         -----        -------       --------        --------
Balances, March 31, 1994                            484        226,001          (149)        (7,054)       (90,089)        129,193
  Net income                                         --             --            --             --         33,409          33,409
  Acquisition of Intec and SLR:
    Issued 303 shares of common stock                 3             38            --             --             --              41
    Accumulated deficit                              --             --            --             --           (363)           (363)
  Issued common stock:
    2,147 shares under stock plans
      and other                                      21         21,351            --             --             --          21,372
  Repayments on notes                                --             --             5             --             --               5
  Issued 57 shares to acquire subsidiary             --          1,376            --             --             --           1,376
  Translation adjustment                             --             --            --           (159)            --            (159)
                                                   ----       --------         -----        -------       --------        --------
Balances, March 31, 1995                            508        248,766          (144)        (7,213)       (57,043)        184,874
  Net loss                                           --             --            --             --        (39,783)        (39,783)
  Delrina net loss for the quarter
    ended June 30, 1995                              --             --            --             --          4,834           4,834
  Issued common stock:
    2,021 shares under stock plans
      and other                                      20         21,101            --             --             --          21,121
    833 shares from conversion of
      convertible debentures                          8          9,641            --             --             --           9,649
  Translation adjustment                             --             --            --           (378)            --            (378)
                                                   ----       --------         -----        -------       --------        --------
Balances, March 31, 1996                           $536       $279,508         $(144)       $(7,591)      $(91,992)       $180,317
                                                   ----       --------         -----        -------       --------        --------
                                                   ----       --------         -----        -------       --------        --------


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                         Year Ended March 31,
                                                                      ---------------------------------------
(In thousands)                                                             1996           1995           1994
- -----------------------------------------------------------           ---------       --------       --------
OPERATING ACTIVITIES:
     Net income (loss)                                                $ (39,783)      $ 33,409       $(44,421)
     Delrina net loss for the quarter ended June 30, 1995                 4,834             --             --
     Fifth Generation net loss for the quarter ended March 31, 1993          --             --        (16,390)
     XTree net loss for the six months ended March 31, 1993                  --             --         (1,040)
     Acquired companies' net assets                                          --         (1,677)            --
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation and amortization of equipment and
         leasehold improvements                                          19,717         15,689         16,293
       Amortization and write-off of capitalized software costs          19,141         13,360         20,539
       Write-off of equipment and leasehold improvements                  3,403          1,539          4,403
       Deferred income taxes                                               (989)         7,267            832
       Net change in assets and liabilities:
         Trade accounts receivable                                        8,053        (14,686)        (6,605)
         Inventories                                                      1,450          1,308         (3,155)
         Other current assets                                            (6,419)         3,980         10,201
         Other assets                                                      (821)        (7,698)        (3,345)
         Accounts payable                                                (2,368)       (11,224)          (663)
         Accrued compensation and benefits                                1,313         (1,042)         3,649
         Accrued other expenses                                           2,256         (2,098)        28,700
         Income taxes payable                                             1,211             78         (2,089)
                                                                      ---------       --------       --------
Net cash provided by operating activities                                10,998         38,205          6,909
                                                                      ---------       --------       --------

INVESTING ACTIVITIES:
     Capital expenditures                                               (35,767)       (24,749)       (13,700)
     Purchased intangibles                                                 (461)        (4,293)        (4,419)
     Purchases of short-term, available-for-sale investments           (154,500)      (166,524)      (102,045)
     Maturities of short-term, available-for-sale investments           168,681        122,736         46,732
     Sales of fixed assets and other                                         --         (1,505)           125
                                                                      ---------       --------       --------
Net cash used in investing activities                                   (22,047)       (74,335)       (73,307)
                                                                      ---------       --------       --------

FINANCING ACTIVITIES:
     Principal payments on long-term obligations                           (475)          (889)       (12,459)
     Net proceeds from sales of common stock and other                   20,770         21,395         47,969
                                                                      ---------       --------       --------

Net cash provided by financing activities                                20,295         20,506         35,510
                                                                      ---------       --------       --------

Effect of exchange rate fluctuations on cash and cash equivalents         2,339         (2,263)        (2,094)
Increase (decrease) in cash and cash equivalents                         11,585        (17,887)       (32,982)
Beginning cash and cash equivalents                                      30,192         48,079         81,061
                                                                      ---------       --------       --------
Ending cash and cash equivalents                                      $  41,777       $ 30,192       $ 48,079
                                                                      ---------       --------       --------
                                                                      ---------       --------       --------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (net of refunds) during the year                    $     906       $   (759)      $ (3,612)
Interest paid on convertible subordinated debentures and
     long-term obligations                                            $   1,299       $  2,070       $  1,891


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BUSINESS

Symantec develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity as well as manage networked computing environments. Principal products include advanced utilities, security utilities, network/communications utilities, fax, contact management, development tools and consumer/productivity applications. Customers consist primarily of corporations, higher education institutions, government agencies and individual users, which are mainly located in North America, Europe, Asia/Pacific and Latin America.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries ("Symantec" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

During fiscal 1996, 1995 and 1994, Symantec acquired various companies in transactions accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of Symantec and the acquired companies with the exception of Intec Systems Corporation and SLR Systems, Inc. The results of operations of Intec and SLR were not material to Symantec's consolidated financial statements, and therefore, amounts prior to the year of acquisition were not combined with Symantec's financial statements.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1996, 1995 and 1994 reflect amounts as of and for the periods ended March 29, 1996, March 31, 1995 and April 1, 1994, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

In general, the functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The cumulative translation adjustments resulting from this process are shown separately as a component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are not material and are included in the determination of net income (loss).

REVENUE RECOGNITION

Symantec recognizes revenue upon shipment when no significant vendor obligations remain and collection of the receivable, net of provisions for estimated future returns, is probable. Prior to fiscal 1994, Central Point generally recognized revenue upon shipment, along with a provision for estimated returns. Due to significant changes in the market's perception of Central Point's long-term viability and the Agreement and Plan of Reorganization signed by Symantec and Central Point in fiscal 1994, Central Point was no longer able to reasonably estimate future returns from distributors and resellers. In accordance with Statement of Financial Accounting Standards No. 48, revenue and the related cost of revenue for 1994 for software shipments to these distributors and resellers was deferred until sold by the distributor or reseller to the end user. This revenue and cost of revenue deferral resulted in a decrease in North American net revenues of approximately $5.0 million and international net revenues of approximately $10.0 million and an increase in the fiscal 1994 loss before provision for income taxes of approximately $12.3 million. Symantec later analyzed returns related to the Central Point products for the prior eight quarters to determine when such products were being sold through to end users. As the result of this analysis of the remaining Central Point products in the distribution channel, Symantec recognized approximately $3.0 million of North American net revenues in the March 1995 quarter and $7.2 million of international net revenues in the June 1995 quarter that had been previously deferred by Central Point.

Revenues related to significant post-contract support agreements (generally product maintenance agreements) are deferred and recognized over the period of the agreements. The estimated cost of providing insignificant post-

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

contract support (generally telephone support) is accrued at the time of the sale and is included in sales and marketing expense. Technical support costs included in sales and marketing expense were $34.5 million, $28.0 million and $26.8 million in fiscal 1996, 1995 and 1994, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Symantec considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents and short-term investments, consisting principally of commercial paper, corporate notes and certificates of deposit, are classified as available-for-sale as of the balance sheet date. These securities are reported at amortized cost, which approximates fair value, and therefore, there are no unrealized gains and losses included in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based upon the specific identification method.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures are charged to operations as incurred. Financial accounting rules requiring capitalization of certain software development costs have not materially affected the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec. Delrina did not capitalize any software development costs in fiscal 1996 and capitalized $6.3 million and $2.6 million in software development costs in fiscal years 1995 and 1994, respectively. The related amortization expense was $5.6 million, $4.0 million and $1.9 million in fiscal 1996, 1995 and 1994, respectively.

INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the treasury stock or the modified treasury stock method, as applicable, if dilutive. Common stock equivalents are attributable to outstanding stock options. Fully diluted earnings per share includes the assumed conversion of all of the outstanding convertible subordinated debentures.

CONCENTRATIONS OF CREDIT RISK

The Company's product revenues are concentrated in the personal computer software industry, which is highly competitive and rapidly changing.
Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of the Company's revenue and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term investments and trade accounts receivable. The Company's investment portfolio is diversified and

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

consists of investment grade A-1/P-1 securities. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions.

ADVERTISING

Advertising expenditures are charged to operations as incurred except for certain direct mail campaigns which are capitalized and amortized over the expected period of benefit or twelve months, whichever is shorter. Capitalized advertising costs have not been material in all periods presented. Advertising expense for fiscal 1996, 1995 and 1994 was approximately $43.0 million, $41.0 million and $38.6 million, respectively.

RECENT PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which requires the review for impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain situations, an impairment loss would be recognized. The Company does not believe that adoption of SFAS No. 121, which will become effective for the Company's 1997 fiscal year, will have a material impact on its financial condition or operating results.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard, which establishes a fair value-based method for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with disclosures of pro-forma net income and earnings per share under the new method. The Company will continue following the requirements of APB Opinion No. 25, with disclosure of pro-forma information. The disclosure requirements of SFAS No. 123 will be effective for the Company's 1997 fiscal year.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current presentation format.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BALANCE SHEET INFORMATION


                                                                         March 31,
                                                     -----------------------------
(In thousands)                                           1996               1995
- -----------------------------------------------      ----------         ----------
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
Cash                                                 $   20,176         $   19,745
  Cash equivalents                                       21,601             10,447
  Short-term investments                                 87,422            101,603
                                                     ----------         ----------
                                                     $  129,199         $  131,795
                                                     ----------         ----------
                                                     ----------         ----------

TRADE ACCOUNTS RECEIVABLE:
  Receivables                                        $   77,272         $   86,113
  Less: allowance for doubtful accounts                  (5,016)            (4,852)
                                                     ----------         ----------
                                                     $   72,256         $   81,261
                                                     ----------         ----------
                                                     ----------         ----------

INVENTORIES:
  Raw materials                                      $    1,969         $    3,715
  Finished goods                                          5,924              5,718
                                                     ----------         ----------
                                                     $    7,893         $    9,433
                                                     ----------         ----------
                                                     ----------         ----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
  Computer equipment                                 $   79,153         $   59,818
  Office furniture and equipment                         25,753             23,614
  Leasehold improvements                                 12,603              9,609
                                                     ----------         ----------
                                                        117,509             93,041
  Less: accumulated depreciation and amortization       (65,811)           (53,662)
                                                     ----------         ----------
                                                     $   51,698         $   39,379
                                                     ----------         ----------
                                                     ----------         ----------

PURCHASED INTANGIBLES:
  Product rights                                     $    8,680         $   49,439
  Less: accumulated amortization                         (8,162)           (38,317)
                                                     ----------         ----------
                                                     $      518         $   11,122
                                                     ----------         ----------
                                                     ----------         ----------

OTHER ACCRUED EXPENSES:
  Acquisition and restructuring expenses             $    7,833         $    8,614
  Deferred revenue                                       26,266             22,892
  Marketing development funds                            11,412              8,719
  Other                                                  15,055             17,714
                                                     ----------         ----------
                                                     $   60,566         $   57,939
                                                     ----------         ----------
                                                     ----------         ----------

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2.  BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

During the three fiscal years ended March 31, 1996, Symantec completed acquisitions of the following companies:


                                                                                                   Shares of           Acquired
                                                                                                    Symantec            Company
                                                                                                      Common              Stock
                                                                                                       Stock            Options
Companies Acquired                                                   Date Acquired                    Issued            Assumed
- ---------------------------------------------------                 -----------------            -----------          ---------
Delrina Corporation ("Delrina")                                     November 22, 1995             13,684,174*         1,271,677
Intec Systems Corporation ("Intec")                                 August 31, 1994                  133,332                 --
Central Point Software, Inc. ("Central Point")                      June 1, 1994                   4,029,429            707,452
SLR Systems, Inc. ("SLR")                                           May 31, 1994                     170,093                 --
Fifth Generation Systems, Inc. ("Fifth Generation")                 October 4, 1993                2,769,010                 --
Contact Software International, Inc. ("Contact")                    June 2, 1993                   2,404,019            232,589

* Includes Delrina exchangeable stock that is traded on the Toronto Stock Exchange. Delrina stockholders received Delrina exchangeable stock in exchange for Delrina common shares at a rate of 0.61 per share. Delrina exchangeable stock may be converted at any time into Symantec common stock on a one-for-one basis at each stockholder's option.

All of these acquisitions were accounted for as poolings of interest. In connection with the acquisitions of the companies listed above, Symantec incurred significant acquisition expenses (See Note 10). Due to differing year ends of Symantec, Delrina and Fifth Generation, financial information for dissimilar fiscal year ends was combined. Delrina's fiscal years ended June 30, 1995 and 1994 were combined with Symantec's fiscal years ended March 31, 1995 and 1994, respectively. Accordingly, Delrina's results of operations for the quarter ended June 30, 1995 were duplicated in the combined statements of operations for fiscal 1996 and 1995 and Delrina's net loss for the quarter ended June 30, 1995 was credited to stockholder's equity. Delrina reported net revenues of $19.8 million and net loss of $4.8 million in the quarter ended June 30, 1995. Fifth Generation's fiscal year ended December 31, 1992 was combined with Symantec's fiscal year ended March 31, 1993. Accordingly, Fifth Generation's results of operations for the quarter ended March 31, 1993 were charged to stockholders' equity. Fifth Generation's net loss of $16.4 million for the quarter ended March 31, 1993 was largely due to the decline in net revenues to $1.9 million and the write-off of previously capitalized software costs.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The table below sets forth the composition of combined net revenues and net income (loss) for the pre-acquisition periods indicated. Information for the year ended March 31, 1996 with respect to Delrina reflects the period ended November 22, 1995, the date Delrina was acquired.


                                                       Year Ended March 31,
                              ---------------------------------------------
(IN THOUSANDS)                    1996              1995             1994
- ---------------------------   ----------        ----------       ----------
Net revenues:
Symantec                      $  420,013        $  334,867       $  328,299
Delrina                           25,419            96,401           74,907
                              ----------        ----------       ----------
                              $  445,432        $  431,268       $  403,206
                              ----------        ----------       ----------
                              ----------        ----------       ----------
Net income (loss):
Symantec                       $  (4,291)       $   28,500        $ (56,967)
Delrina                          (35,492)            4,909           12,546
                              ----------        ----------       ----------
                               $ (39,783)       $   33,409        $ (44,421)
                              ----------        ----------       ----------
                              ----------        ----------       ----------

On December 31, 1993, Symantec acquired certain technology for developing an architecture and tools to build client-server applications from DataEase International, Inc. in exchange for 391,456 shares of Symantec common stock and cancellation of the principal and accrued interest on a $1.0 million outstanding note receivable. The Company capitalized approximately $7.7 million of purchased product rights as a result of this transaction. During fiscal 1996 the Company wrote off the remaining unamortized cost and licensed the product rights for an immaterial amount.

NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

All cash equivalents and short-term investments have been classified as available-for-sale securities and are reported at amortized cost, which approximates fair value, and therefore, no material unrealized gains and losses have been included in stockholders' equity. As of March 31, 1996 and 1995, the estimated fair value of these securities consisted of the following:


(In thousands)                                     1996                1995
- -----------------------------------          ----------          ----------
Taxable commercial paper                     $   77,392          $   99,566
Money market funds                               21,601               7,452
Taxable corporate notes                           5,022                  --
Taxable certificates of deposit                   5,008                  --
Auction-rate preferred securities                    --               5,032
                                             ----------          ----------
                                             $  109,023          $  112,050
                                             ----------          ----------
                                             ----------          ----------

All of the Company's available-for-sale securities as of March 31, 1996 have a contractual maturity of one year or less. For the year ended March 31, 1996, there were no material sales of available-for-sale securities. Fair values of cash, cash equivalents and short-term investments approximate cost due to the short period to maturity.

Symantec utilizes some natural hedging to mitigate the Company's transaction exposures, and effective December 31, 1993, the Company commenced hedging some residual transaction exposures through the use of one-month foreign exchange forward contracts. The Company enters into foreign exchange forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain firmly committed transactions. Fair value of foreign exchange forward contracts are based on quoted market prices. At
March 31, 1996, there was a total notional amount of approximately $96.5 million of outstanding foreign exchange forward contracts all of which mature in 35 days or less. The net liability of forward contracts was a notional amount of approximately $85.5 million at March 31, 1996. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods and the minimal fluctuations in foreign currency exchange rate. The Company does not hedge its translation risk.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.  CONVERTIBLE SUBORDINATED DEBENTURES

On April 2, 1993, the Company issued convertible subordinated debentures totaling $25.0 million. The debentures bear interest at 7.75% payable semiannually and are convertible into Symantec common stock at $12 per share at the option of the investor. The debentures are due in three equal annual installments beginning in 1999 and are redeemable at the option of the investors in the event of a change in control of Symantec or the sale of all or substantially all of the assets of the Company. Symantec, at its option, may redeem the notes at any time on 30 to 60 days notice. The holders are entitled to certain registration rights relating to the shares of common stock resulting from the conversion of the debentures. The Company reserved 2,083,333 shares of common stock to be issued upon conversion of these debentures. The debentures limit the payment of cash dividends and the repurchase of capital stock to a total of $10.0 million plus 25% of cumulative net income subsequent to April 2, 1993.

On April 26, 1995, convertible subordinated debentures totaling $10.0 million were converted into 833,333 shares of Symantec common stock, leaving 1,250,000 shares of common stock reserved for future conversion as of March 31, 1996.

The estimated fair value of the $15.0 million convertible subordinated debentures was approximately $16.1 million at March 31, 1996. The estimated fair value was based on the total shares of common stock reserved for issuance upon conversion of the debentures at the closing price of the Company's common stock at March 31, 1996, which exceeded the conversion price of $12 per share.

NOTE 5.  LINE OF CREDIT

The Company has a $10.0 million bank line of credit that expires in March 1998. The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (8.25% at March 31, 1996), the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or LIBOR plus 1.25%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of March 31, 1996. At March 31, 1996, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at March 31, 1996.

NOTE 6.  COMMITMENTS

Symantec leases all of its facilities and certain equipment under operating leases that expire at various dates through 2026.

The future fiscal year minimum operating lease commitments were as follows at March 31, 1996:

(In thousands)
- ---------------------------------------
1997                                          $  12,749
1998                                             11,738
1999                                              8,257
2000                                              6,980
2001                                              3,883
Thereafter                                       12,006
                                              ---------
                                              $  55,613
                                              ---------
                                              ---------

Rent expense charged to operations totaled $11.3 million, $9.7 million and $9.8 million for the years ended March 31, 1996, 1995 and 1994, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7.  INCOME TAXES

The components of the provision (benefit) for income taxes were as follows:


                                                                            Year Ended March 31,
                                                       -----------------------------------------
(In thousands)                                             1996            1995          1994
- -------------------------------------------            ---------      ----------      ----------
Current:
  Federal                                               $  (5,882)     $     998      $  (5,460)
  State                                                       130            349            773
  International                                             2,149          2,825          2,248
                                                        ---------      ---------      ---------
                                                           (3,603)         4,172         (2,439)
Deferred:
Federal                                                    (1,006)         6,431          2,063
State                                                          --          1,761           (425)
International                                                  --         (1,217)          (452)
                                                        ---------      ---------      ---------
                                                           (1,006)         6,975          1,186
                                                        ---------      ---------      ---------
                                                        $  (4,609)     $  11,147      $  (1,253)
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

The difference between the Company's effective income tax rate and the federal statutory income tax rate as a percentage of income (loss) before income taxes was as follows:


                                                                           Year Ended March 31,
                                                           ------------------------------------
                                                             1996          1995           1994
                                                           -------        ------         ------
Federal statutory rate                                      (35.0)%        35.0%          (34.0)%
State taxes, net of federal benefit                           0.3            3.3           (1.6)
Non-deductible acquisition expenses                           6.8            2.6            2.8
Non-deductible acquired in-process R&D                         --            1.1             --
Benefit of pre-acquisition losses of Central Point             --           (6.7)            --
Impact of international operations                             --          (11.2)          (2.1)
Losses for which no benefit is currently recognizable        16.9             --             --
Valuation allowance                                            --             --           30.7
Other, net                                                    0.7            1.0            1.5
                                                        ---------      ---------      ---------
                                                            (10.3)%        25.1%           (2.7)%
                                                        ---------      ---------      ---------
                                                        ---------      ---------      ---------

The principal components of deferred tax assets were as follows:


                                                                       March 31,
                                                         -----------------------
(In thousands)                                              1996          1995
- ---------------------------------------                  --------       --------
Tax credit carryforwards                                 $  8,213       $  7,645
Net operating loss carryforwards                           19,813         16,487
Inventory valuation accounts                                2,704          1,122
Other reserves and accruals not
currently tax deductible                                    9,403          5,251
Accrued compensation and benefits                           1,916          1,744
Deferred revenue                                            5,465          2,960
Sales incentive programs                                    4,054            968
Allowance for doubtful accounts                             1,104            825
Acquired software                                           2,979          3,822
Accrued acquisition, restructuring and other expenses       2,364          2,960
Other                                                         579           (991)
                                                        ---------      ---------
                                                           58,594         42,793
Valuation allowance                                       (45,719)       (30,924)
                                                        ---------      ---------
                                                        $  12,875      $  11,869
                                                        ---------      ---------
                                                        ---------      ---------

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
 Approximately $19.7 million of the valuation allowance for deferred tax assets is attributable to stock option deductions, the benefit of which will be credited to equity when realized. Approximately $18.1 million of the valuation allowance relates to losses and temporary differences associated with Delrina and the remaining $7.9 million of the valuation allowance represents net operating loss and tax credit carryforwards of other acquired companies that are limited by separate return limitations and under the "change of ownership" rules of Internal Revenue Code Section 382. The change in the valuation allowance for the years ended March 31, 1996, 1995 and 1994 were net increases of $14.8 million, $1.6 million and $27.4 million, respectively.

Pretax income (loss) from international operations was approximately $(4.1) million, $25.9 million and $18.8 million for the years ended March 31, 1996, 1995 and 1994, respectively.

At March 31, 1996, the Company had tax credit carryforwards of $7.9 million that expire in fiscal 1997 through 2011 and net operating loss carryforwards of $50.8 million that expire in fiscal 1999 through 2011.

NOTE 8.  EMPLOYEE BENEFITS

401(K) PLAN

Symantec maintains a salary deferral 401(k) plan for all of its domestic employees. The plan allows employees to contribute up to 15% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Symantec matches 50% of employees' contributions up to 6% of the employees' eligible compensation. Company contributions under the plan were $1.5 million, $1.2 million and $1.1 million for the years ended March 31, 1996, 1995 and 1994, respectively.

STOCK PURCHASE PLAN

In October 1989, the Company established the 1989 Employee Stock Purchase Plan and has reserved 2.0 million shares of common stock for issuance under the plan, including an increase of 500,000 shares approved by Symantec stockholders in fiscal 1996. Subject to certain limitations, Symantec employees may purchase, through payroll deductions of 2 to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 1996, approximately 1.4 million shares had been issued under the plan.

STOCK OPTION PLANS

As of March 31, 1996, the Company has reserved 14.8 million shares of its common stock for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants and independent contractors, including an increase of 1.0 million shares approved in fiscal 1996 by Symantec's stockholders for issuance under the 1988 Employees Stock Option Plan. Options under the Company's option plans may be granted at prices not less than 100% of fair market value on the date of grant, have a maximum term of ten years and generally vest over a four-year period. In addition, the Company has reserved an additional 1.2 million shares of its common stock for issuance under acquired company option plans and acquired company warrants.

During March 1996, the Board of Directors authorized the Company to offer to each employee with stock options having an exercise price greater than $13.10 (the "Old Options") the opportunity to cancel the affected grants and receive a new grant for the same number of shares dated March 4, 1996 (the "New Options"). The New Options have an exercise price equal to $13.10. Under the terms of this stock option cancellation and regrant, all options began vesting as of the new grant date and no portion of any regranted option may be exercised until March 4, 1997. Options representing a total of approximately 2.3 million shares of common stock were canceled and regranted. The President and Chief Executive Officer, the Executive Vice President, Worldwide Operations and Chief Financial Officer, the majority of the members of the Executive Staff, and all members of the Board of Directors elected to exclude themselves from this stock option cancellation and regrant.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On March 4, 1996, the Board of Directors also approved the 1996 Equity Incentive Plan (the "Plan"), the purpose of which is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of Symantec by offering them an opportunity to participate in the Company's future performance through awards of options and stock bonuses. This Plan is intended to replace the 1988 Option Plan, which the Board terminated as of stockholder approval of the Plan. The Plan will be administered by either the Board of Directors or a committee appointed by the Board of Directors. Awards under the Plan may be granted to employees, officers, directors, consultants, independent contractors and advisors of Symantec (or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine). On May 14, 1996, the stockholders of Symantec approved the Plan, including the allocation of approximately 2.7 million shares to be made available for the grant of such awards. As of March 31, 1996, no awards were outstanding under the Plan.

During fiscal 1996, Symantec also registered 400,000 shares to be issued under the terms of the 1994 Patent Incentive Plan. The purpose of this plan is to increase awareness of the increasing importance of patents to Symantec's business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to the Company. The Company's executive officers are not eligible for awards under the 1994 Patent Incentive Plan. As of March 31, 1996, approximately 4,000 shares had been issued under this plan.

Stock option and warrant activity was as follows:

                                                                Number                      Exercise
(In thousands, except exercise price per share)              of Shares               Price Per Share
- -------------------------------------------------------                       ----------------------

Outstanding at March 31, 1993                                  7,755          $  0.05    -   $ 64.65
     Granted                                                   3,873             0.07    -     35.05
     Exercised                                                (1,699)            0.05    -     21.01
     Canceled                                                 (1,244)            0.05    -     64.65
                                                            --------
Outstanding at March 31, 1994                                  8,685             0.05    -     64.65
     Granted                                                   3,799            10.06    -     27.52
     Exercised                                                (1,813)            0.05    -     21.42
     Canceled                                                 (1,682)            0.50    -     64.65
                                                            --------
Outstanding at March 31, 1995                                  8,989             0.50    -     54.95
     Granted                                                   5,990            10.31    -     32.88
     Exercised                                                (1,601)            0.50    -     24.00
     Canceled                                                 (3,660)            2.48    -     54.95
                                                            --------
Outstanding at March 31, 1996                                  9,718             0.50    -     39.38
                                                            --------
                                                            --------


(In thousands)                                                            March 31,
- ----------------------------------------                        -------------------
Balances are as follows:                                        1996             1995
                                                                ------         ------
  Reserved for issuance                                         10,418         11,679
  Available for future grants                                      700          2,690
  Exercisable and vested                                         3,894          4,006
  Exercised, subject to repurchase                                   1              1

NOTE 9.  RELATED PARTY TRANSACTIONS

As part of the acquisition of Peter Norton Computing, Incorporated ("Norton") in fiscal 1991, Symantec assumed Norton's perpetual exclusive license agreement with Mr. Norton, a member of Symantec's Board of Directors until his resignation on September 27, 1994, to use his name and image for computer software products. Under the terms of the license, Mr. Norton is entitled to receive a royalty equal to the greater of 1% of net sales or 0.4% of the suggested retail price of products bearing Mr. Norton's name. Mr. Norton may terminate the agreement if Symantec fails to pay Mr. Norton an average of at least $30,000 of royalties in any three consecutive years. Royalty expense under the agreement was $2.9 million, $1.9 million and $1.6 million for the years ended March 31, 1996, 1995 and 1994, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Additionally, in connection with certain indemnification agreements entered into as part of the acquisition of Norton, Mr. Norton agreed to reimburse Symantec for certain litigation and acquisition costs in excess of specified amounts.

The net amount payable to Mr. Norton pursuant to these agreements at March 31, 1996 and 1995 was $0.4 million and $0.3 million, respectively.

NOTE 10.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expense consists of the following:


                                                                                         Year Ended March 31,
                                                                      ----------------------------------------
(In thousands)                                                             1996          1995            1994
- ------------------------------------------------------------          ----------      ----------    ----------
Delrina acquisition                                                   $   22,000      $      --     $       --
Loss on sale of Time Line Solutions Corporation assets                     2,653             --             --
Relocation of certain research and development activities                  2,229             --             --
SLR acquisition                                                               --            545             --
Central Point acquisition                                                 (2,300)         9,000             --
Fifth Generation acquisition                                                  --             --         15,000
Contact acquisition                                                           --             --          7,400
XTree acquisition                                                             --             --          3,514
Centralization and restructuring expense                                      --             --          4,700
Central Point restructuring charges                                           --             --         16,025
Purchased in-process research and development                                 --             --          2,955
Class action lawsuit settlement                                               --             --          6,500
Legal fees and expenses                                                    2,000             --             --
Other                                                                      1,035             --             --
                                                                      ----------      ---------     ----------
Total acquisition, restructuring and other expenses                   $   27,617      $   9,545     $   56,094
                                                                      ----------      ---------     ----------
                                                                      ----------      ---------     ----------

In connection with the acquisition of Delrina (See Note 2) in fiscal 1996, Symantec recorded total acquisition charges of $22.0 million, which included $8.8 million for legal, accounting and financial advisory services, $6.4 million for the elimination of duplicative and excess facilities and equipment, $3.7 million for personnel severance and outplacement expenses and $3.1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

In November, 1995, Symantec sold the assets of Time Line Solutions Corporation, a wholly-owned subsidiary, to a group comprised of Time Line Solution Corporation's management and incurred a $2.7 million loss on the sale.

During fiscal 1996, Symantec expensed $1.0 million, which included a loss on the sale of certain assets and liabilities of a subsidiary and other expenses.

In February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan was designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During fiscal 1996, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel.

In the fourth quarter of fiscal 1996, the Company recorded $2.0 million in estimated legal fees expected to be incurred in connection with a securities class action complaint filed in March 1996 and other legal expenses (See
Note 11).

In connection with the acquisitions of Central Point and SLR (See Note 2), Symantec recorded total acquisition charges of $9.5 million in fiscal 1995. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses. During fiscal 1996, the Company recognized a

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

reduction in accrued acquisition, restructuring and other expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the Company.

In connection with the acquisitions of Fifth Generation and Contact by Symantec and the acquisition of XTree by Central Point (See Note 2), the Company recorded total charges of $25.9 million in fiscal 1994. The charges included $4.3 million for legal, accounting and financial advisory services, $7.6 million for the write-off of duplicative product related expenses and modification of certain development contracts, $3.6 million for the elimination of duplicative and excess facilities, $5.3 million for personnel severance and outplacement expenses and $5.1 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

During fiscal 1994, Symantec implemented a plan to consolidate and centralize certain operational activities. This plan was designed to reduce operating expenses and enhance operational efficiencies by centralizing certain order administration, technical support and customer service activities in Eugene, Oregon. The Company recorded a charge of $4.7 million, which included $1.1 million for the elimination of duplicative and excess facilities, $1.5 million for the relocation of the Company's existing operations and equipment, $1.1 million for employee relocation expenses and $1.0 million for employee severance payments. This centralization has been completed.

During fiscal 1994, Central Point incurred $16.0 million of expenses related to the restructuring of its operations in order to reduce its overall cost structure and to redirect its software development and marketing efforts away from the personal desktop computer market toward personal computer network markets. The charge included $6.2 million for employee severance, outplacement and relocation expenses, $5.6 million for the write-off of certain excess fixed and intangible assets, $1.8 million for lease abandonments and facility relocation and $2.4 million for the consolidation and discontinuance of certain operational activities and other related expenses. Of the total charges, $5.9 million resulted from the write-off of assets and $10.1 million involved cash outflows. This restructuring has been completed.

As of March 31, 1996, total accrued cash related acquisition and restructuring expenses were $7.8 million and included $2.0 million for estimated legal fees and expenses, $3.5 million for the elimination of duplicative and excess facilities and $2.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

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

NOTE 11.  LITIGATION

On March 18, 1996, a class action complaint was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. Symantec believes the complaint has no merit and will vigorously defend itself. The Company has accrued certain estimated legal fees and expenses related to this matter; however, actual amounts may differ materially from those estimated amounts.

On December 30, 1994, Software Engineering Carmel ("Carmel") filed a lawsuit in the U.S. District Court for the District of Oregon against Central Point, a wholly owned subsidiary of the Company. Carmel developed and maintains the anti-virus program distributed by Central Point. The complaint alleges that Central Point breached its contract with Carmel by not fulfilling an implied obligation under the contract to use its best efforts or alternatively, its reasonable efforts, to market the anti-virus program developed by Carmel. The complaint also alleges that Central Point violated the non-competition provision in its agreement by selling a competing anti-virus program, apparently based on Symantec's sale of its own anti-virus product. The complaint seeks damages in the amount of $6.75 million and a release of Carmel from its obligation not to sell competing products. A trial date has been set for July 1996. Symantec believes the complaint has no merit.

On September 3, 1992, Borland International, Inc. ("Borland") filed a lawsuit in the Superior Court for Santa Cruz County, California against Symantec, Gordon E. Eubanks, Jr. (Symantec's President and Chief Executive Officer) and Eugene Wang (a former Executive Vice President of Symantec who is a former employee of Borland). The complaint, as amended, alleges misappropriation of trade secrets, unfair competition, including breach of contract, interference with prospective economic advantage and unjust enrichment. Borland alleged that prior to joining Symantec, Mr. Wang transmitted to Mr. Eubanks confidential information concerning Borland's product and marketing plans. Borland claims damages in an unspecified amount. Symantec has denied the allegations of Borland's complaint and contends that Borland has suffered no damages from the alleged actions. Borland obtained a temporary restraining order and a preliminary injunction prohibiting the defendants from using, disseminating or destroying any Borland proprietary information or trade secrets. Symantec filed a cross complaint against Borland alleging that Borland had committed abuse of process and defamation in publishing statements that Symantec had acted in contempt of a temporary restraining order. The case is not being actively prosecuted at this time pending the outcome of the criminal proceedings, discussed below. Symantec believes that Borland's claims have no merit.

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

On June 11, 1992, Dynamic Microprocessor Associates, Inc. ("DMA"), a former wholly-owned subsidiary of Symantec which has since been merged into Symantec, commenced an action against EKD Computer Sales & Supplies Corporation ("EKD"), a former licensee of DMA and Thomas Green, a principal of EKD, for copyright infringement, violations of the Lanham Act, trademark infringement, misappropriation, deceptive acts and practices, unfair competition and breach of contract. On July 14, 1992, the Suffolk County, New York sheriff's department conducted a search of EKD's premises and seized and impounded thousands of infringing articles. On July 21, 1992, the Court issued a preliminary injunction against EKD and Mr. Green, enjoining them from manufacturing, marketing, distributing, copying or purporting to license DMA's pcANYWHERE III or using DMA's marks.

On July 20, 1992 and in a subsequent amendment, EKD and Mr. Green answered Symantec's complaint denying all liability and asserting counterclaims against Symantec and Lee Rautenberg, a former principal of DMA. In May 1993, EKD and Mr. Green were granted permission to file a Second Amended Answer and Counterclaims that dropped every previously raised claim and instead alleged that DMA obtained the temporary restraining order and preliminary injunction in bad faith and that DMA, Symantec and Mr. Rautenberg breached certain license agreements and violated certain federal and New York State antitrust laws. In February 1995, DMA was granted leave to file an Amended Complaint, which EKD subsequently responded to by a Third Amended Answer and Counterclaims virtually identical to EKD's Second Amended pleading. Symantec believes the charges made by EKD and Mr. Green have no merit.

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

NOTE 12.  SEGMENT INFORMATION

Symantec operates in the microcomputer software industry business segment. The Company markets its products in North America and international countries primarily through retail and distribution channels.

INFORMATION BY GEOGRAPHIC AREA


                                                               Year Ended March 31,
                                             ----------------------------------------
(In thousands)                                   1996           1995           1994
- ---------------------------------------      ---------      ----------     ----------
NET REVENUES:
North American operations:
North American customers                     $  303,280     $  296,684     $  286,790
International customers                          16,609         16,977         33,504
Intercompany                                      6,015          4,625          7,841
                                             ----------      ---------      ---------
                                                325,904        318,286        328,135
International operations:
Customers                                       125,543        117,607         82,912
Intercompany                                     11,387         13,865          2,855
                                             ----------      ---------      ---------
                                                136,930        131,472         85,767
Eliminations                                    (17,402)       (18,490)       (10,696)
                                             ----------      ---------      ---------
                                             $  445,432     $  431,268     $  403,206
                                             ----------      ---------      ---------
                                             ----------      ---------      ---------

OPERATING INCOME (LOSS):
     North American operations               $  (58,296)     $  17,907     $  (57,458)
     International operations                     8,201         23,449         10,473
     Eliminations                                 1,816         (1,070)          (305)
                                             ----------      ---------      ---------
                                             $  (48,279)     $  40,286     $  (47,290)
                                             ----------      ---------      ---------
                                             ----------      ---------      ---------

                                                                          March 31,
                                             ----------------------------------------
(In thousands)                                   1996           1995           1994
- ---------------------------------------      ---------      ----------     ----------
IDENTIFIABLE ASSETS:
     North American operations                $ 246,619      $ 258,850      $ 227,672
     International operations                    51,309         50,782         38,696
                                             ----------      ---------      ---------
                                              $ 297,928      $ 309,632      $ 266,368
                                             ----------      ---------      ---------
                                             ----------      ---------      ---------

Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions.

SIGNIFICANT CUSTOMERS

The following customers accounted for more than 10% of net revenues during fiscal 1996, 1995 and 1994:


                                                  Year Ended March 31,
                                        ------------------------------
                                         1996           1995      1994
                                        -----          -----      ----
Ingram Micro D                             27%            22%       18%
Merisel                                    10             11        13

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SYMANTEC CORPORATION

                                        (Registrant)
                                   By   /s/ Gordon E. Eubanks, Jr.
                                        ------------------------------
                                        (Gordon E. Eubanks, Jr.,
                                        President and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

       Signature                  Title                           Date
- ------------------------------    --------------------------     --------------
CHIEF EXECUTIVE OFFICER:

/s/ Gordon E. Eubanks, Jr.        President, Chief Executive      June 24, 1996
- ------------------------------    Officer and Director
(Gordon E. Eubanks, Jr.)

CHIEF FINANCIAL OFFICER:

/s/ Robert R. B. Dykes            Executive Vice President/       June 24, 1996
- ------------------------------    Worldwide Operations and
 (Robert R. B. Dykes)             Chief Financial Officer

CHIEF ACCOUNTING OFFICER:

/s/ Howard A. Bain III            Vice President Finance and      June 24, 1996
- ------------------------------    Chief Accounting Officer
 (Howard A. Bain III)

DIRECTORS:

/s/ Charles M. Boesenberg         Director                        June 24, 1996
- ------------------------------
(Charles M. Boesenberg)


/s/ Walter W. Bregman             Director                        June 24, 1996
- ------------------------------
  (Walter W. Bregman)

                                  Chairman of the Board           June __, 1996
- ------------------------------
   (Carl D. Carman)

/s/ Robert S. Miller              Director                        June 24, 1996
- ------------------------------
  (Robert S. Miller)

- ------------------------------    Director                        June __, 1996
  (Leslie L. Vadasz)

                                                                     SCHEDULE II
                              SYMANTEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                         Balance at         Charged to                           Balance at
                                          Beginning          Costs and                                  End
Classification                            of Period           Expenses        Deductions          of Period
- -----------------------------------      ----------         ----------        ----------         ----------
Allowance for doubtful accounts:
Year ended March 31, 1994                 $   4,368          $   2,013       $   (1,567)          $  4,814
Year ended March 31, 1995                     4,814              1,094           (1,056)             4,852
Year ended March 31, 1996                     4,852                903             (739)             5,016