Form 10-Q
period 1996-06-30
SYMANTEC CORP
filed 1996-08-09
CIK 849399

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-Q


(Mark One)
    X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -------  Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996.

                                     OR

 ------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______ to ______.

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

                 YES    X                   NO
                     -------                   -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 5,079,148 shares of Delrina exchangeable stock, as of August 1, 1996:

COMMON STOCK, PAR VALUE $0.01 PER SHARE                    54,730,637 SHARES

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
                                   FORM 10-Q
                        QUARTERLY PERIOD ENDED JUNE 30, 1996
                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

Item 1.  Financial Statements

         Consolidated Balance Sheets
             as of June 30, 1996 and March 31, 1996  . . . . . . . .      3

         Consolidated Statements of Income
             for the three months ended June 30, 1996 and 1995 . . .      4

         Consolidated Statements of Cash Flow
             for the three months ended June 30, 1996 and 1995 . . .      5

         Notes to Consolidated Financial Statements  . . . . . . . .      6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . .     11

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .     22

Item 4.  Submission of Matters to a Vote of Security Holders . . . .     22

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .     22

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,        March 31,
(In thousands)                                                                           1996             1996
- --------------------------------------------------------------------------        -----------       ----------
ASSETS                                                                            (unaudited)
- ------
Current assets:
     Cash and short-term investments                                               $  139,096       $  129,199
     Trade accounts receivable                                                         60,674           72,256
     Inventories                                                                        5,972            7,893
     Deferred income taxes                                                             12,864           12,875
     Other                                                                             10,804           14,639
                                                                                  -----------       ----------
       Total current assets                                                           229,410          236,862
Equipment and leasehold improvements                                                   53,416           51,698
Purchased intangibles                                                                     327              518
Other                                                                                  12,251            8,851
                                                                                  -----------       ----------
                                                                                   $  295,404       $  297,929
                                                                                  -----------       ----------
                                                                                  -----------       ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
     Accounts payable                                                              $   22,285       $   23,368
     Accrued compensation and benefits                                                 14,255           14,888
     Other accrued expenses                                                            52,456           60,566
     Income taxes payable                                                               3,314            3,329
     Current portion of long-term obligations                                              28               68
                                                                                  -----------       ----------
       Total current liabilities                                                       92,338          102,219

Convertible subordinated debentures                                                    15,000           15,000
Long-term obligations                                                                     348              393

Commitments and contingencies

Stockholders' equity:
     Preferred stock (authorized: 1,000 shares; issued and outstanding: none)              --               --
     Common stock (authorized: 100,000; issued and outstanding: 54,703
         and 53,636 shares)                                                               547              536
     Capital in excess of par value                                                   284,072          279,508
     Notes receivable from stockholders                                                  (144)            (144)
     Cumulative translation adjustment                                                 (7,356)          (7,591)
     Accumulated deficit                                                              (89,401)         (91,992)
                                                                                  -----------       ----------
         Total stockholders' equity                                                   187,718          180,317
                                                                                  -----------       ----------
                                                                                   $  295,404       $  297,929
                                                                                  -----------       ----------
                                                                                  -----------       ----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                                            Three Months Ended
                                                                                                      June 30,
                                                                                   ---------------------------
 (In thousands, except per share data; unaudited)                                        1996             1995
- --------------------------------------------------                                 ----------       ----------
Net revenues                                                                       $  109,218       $  109,865
Cost of revenues                                                                       21,484           22,218
                                                                                   ----------       ----------
     Gross margin                                                                      87,734           87,647

Operating expenses:
     Research and development                                                          23,006           20,073
     Sales and marketing                                                               53,779           52,211
     General and administrative                                                         7,267            9,077
     Acquisition, restructuring and other expenses                                      1,295              (71)
                                                                                   ----------       ----------
         Total operating expenses                                                      85,347           81,290
                                                                                   ----------       ----------
Operating income                                                                        2,387            6,357
Interest income                                                                         1,684            2,263
Interest expense                                                                         (331)            (439)
Other income (expense), net                                                              (368)          (1,465)
                                                                                   ----------       ----------
Income before income taxes                                                              3,372            6,716
Provision (benefit) for income taxes                                                      337             (150)
                                                                                   ----------       ----------
Net income                                                                         $    3,035       $    6,866
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Net income per share - primary                                                     $     0.06       $     0.13
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Net income per share - fully diluted                                               $     0.06       $     0.12
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Shares used to compute net income per share - primary                                  55,132           54,487
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Shares used to compute net income per share - fully diluted                            55,132           56,296
                                                                                   ----------       ----------
                                                                                   ----------       ----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                            Three Months Ended
                                                                                                      June 30,
                                                                                   ---------------------------
(In thousands; unaudited)                                                                1996             1995
- ----------------------------------------------------------------------------       ----------       ----------
OPERATING ACTIVITIES:
   Net income                                                                      $   3,035        $    6,866
   Delrina net loss for the quarter ended June 30, 1995                                   --             4,834
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and
       leasehold improvements                                                          5,782             3,914
     Amortization and write-off of capitalized software costs                            786               935
     Write-off of equipment and leasehold improvements                                   276                --
     Deferred income taxes                                                                10             1,767
     Net change in assets and liabilities:
       Trade accounts receivable                                                      11,805             4,463
       Inventories                                                                     1,950               868
       Other current assets                                                            3,804               449
       Other assets                                                                   (3,824)             (452)
       Accounts payable                                                               (1,084)           (1,645)
       Accrued compensation and benefits                                                (605)           (1,485)
       Accrued other expenses                                                         (8,222)          (11,566)
       Income taxes payable                                                              (53)              908
                                                                                   ---------        ----------
Net cash provided by operating activities                                             13,660             9,856
                                                                                   ---------        ----------

INVESTING ACTIVITIES:
   Capital expenditures                                                               (7,838)           (6,809)
   Purchased intangibles                                                                (195)             (151)
   Purchases of short-term, available-for-sale investments                           (55,000)          (31,000)
   Maturities of short-term, available-for-sale investments                           38,869            25,158
                                                                                   ---------        ----------
Net cash used in investing activities                                                (24,164)          (12,802)
                                                                                   ---------        ----------

FINANCING ACTIVITIES:
   Principal payments on long-term obligations                                           (85)             (173)
   Net proceeds from sales of common stock and other                                   4,131             6,368
                                                                                   ---------        ----------
Net cash provided by financing activities                                              4,046             6,195
                                                                                   ---------        ----------
Effect of exchange rate fluctuations on cash and cash equivalents                        224              (554)
                                                                                   ---------        ----------
Increase (decrease) in cash and cash equivalents                                      (6,234)            2,695
Beginning cash and cash equivalents                                                   41,777            30,192
                                                                                   ---------        ----------
Ending cash and cash equivalents                                                   $  35,543        $   32,887
                                                                                   ---------        ----------
                                                                                   ---------        ----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 1996 and 1995 reflect amounts as of and for the periods ended June 28, 1996 and June 30, 1995, respectively.

Research and development expenditures are charged to operations as incurred. During the June 1996 quarter, the Company capitalized approximately $2.8 million of costs principally associated with the development of certain networking software products in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the developed products. Amounts capitalized may fluctuate depending in part on the number and status of internal software development. Capitalized software development costs were not material as of June 30, 1995.

On May 28, 1996, Symantec completed the acquisition of Fast Track, Inc. ("Fast Track") in exchange for 600,000 shares of Symantec common stock. The acquisition was accounted for as a pooling of interests. The results of operations of Fast Track were not material to Symantec's consolidated financial statements, and therefore, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2.  BALANCE SHEET INFORMATION

                                                                                     June 30,        March 31,
(In thousands; unaudited)                                                                1996             1996
- ------------------------------------------------------------------------------     ----------       ----------
Cash and short-term investments:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   26,659       $   20,176
     Cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,884           21,601
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . .        103,553           87,422
                                                                                   ----------       ----------
                                                                                   $  139,096       $  129,199
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Trade accounts receivable:
     Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   66,151       $   77,272
     Less: allowance for doubtful accounts . . . . . . . . . . . . . . . . . .         (5,477)          (5,016)
                                                                                   ----------       ----------
                                                                                   $   60,674       $   72,256
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Inventories:
     Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    1,979       $    1,969
     Finished goods. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,993            5,924
                                                                                   ----------       ----------
                                                                                   $    5,972       $    7,893
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Equipment and leasehold improvements:
     Computer equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   82,311       $   79,153
     Office furniture and equipment. . . . . . . . . . . . . . . . . . . . . .         26,649           25,753
     Leasehold improvements. . . . . . . . . . . . . . . . . . . . . . . . . .         15,314           12,603
                                                                                   ----------       ----------
                                                                                      124,274          117,509
     Less: accumulated depreciation and amortization . . . . . . . . . . . . .        (70,858)         (65,811)
                                                                                   ----------       ----------
                                                                                   $   53,416       $   51,698
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Purchased intangibles:
     Product rights. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    8,869       $    8,680
     Less:  accumulated amortization . . . . . . . . . . . . . . . . . . . . .         (8,542)          (8,162)
                                                                                   ----------       ----------
                                                                                   $      327       $      518
                                                                                   ----------       ----------
                                                                                   ----------       ----------
Other accrued expenses:
     Acquisition, restructuring and other expenses . . . . . . . . . . . . . .     $    6,552       $    7,833
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,755           26,266
     Marketing development funds . . . . . . . . . . . . . . . . . . . . . . .         11,291           11,412
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,858           15,055
                                                                                   ----------       ----------
                                                                                   $   52,456       $   60,566
                                                                                   ----------       ----------
                                                                                   ----------       ----------

NOTE 3.  LINE OF CREDIT

The Company has a $10.0 million bank line of credit that expires in March 1998. The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate (8.25% at June 30, 1996), the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or LIBOR plus 1.25%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of June 30, 1996. At June 30, 1996, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at June 30, 1996.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4. ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consist of the following:


                                                                                            Three Months Ended
                                                                                                      June 30,
                                                                                   ---------------------------
(In thousands)                                                                           1996             1995
- --------------------------------------------------------------                     ----------       ----------
Fast Track acquisition                                                             $      600       $       --
Relocation of certain research and development activities                                  --            2,229
Central Point acquisition                                                                  --           (2,300)
Other                                                                                     695               --
                                                                                   ----------       ----------
Total acquisition, restructuring and other expenses                                $    1,295       $      (71)
                                                                                   ----------       ----------
                                                                                   ----------       ----------


In connection with the acquisition of Fast Track, Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996. The charges included $0.4 million for legal, accounting and financial advisory services and $0.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

During the quarter ended June 30, 1996, Symantec also recorded $0.7 million for costs related to the centralization of certain research and development activities, litigation settlement costs and other non-recurring expenses.

In February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan was designed to gain greater efficiencies between the Company's Third Generation Language and Fourth Generation Language development groups. During the quarter ended June 30, 1995, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel. This relocation has been completed.

During fiscal 1994, Central Point Software, Inc. ("Central Point") incurred $16.0 million of expenses related to the restructuring of its operations. In the quarter ended June 30, 1994, Symantec incurred $9.0 million of expenses related to the acquisition of Central Point. In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition and restructuring expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the companies.

As of June 30, 1996, total remaining accrued acquisition, restructuring and other expenses were $6.6 million and included $2.1 million for estimated legal fees and expenses, $3.3 million for the elimination of duplicative and excess facilities and $1.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

NOTE 5.  INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Symantec provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects U.S. federal, state and foreign income taxes.

NOTE 6.  NET INCOME PER SHARE

Net income per share is calculated using the treasury stock or the modified treasury stock method, as applicable, if dilutive. Common stock equivalents are attributable to outstanding stock options. Fully diluted earnings per share includes the assumed conversion of all of the outstanding convertible subordinated debentures, if dilutive.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7.  LITIGATION

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

On December 30, 1994, Software Engineering Carmel ("Carmel") filed a lawsuit in the U.S. District Court for the District of Oregon against Central Point, a wholly owned subsidiary of the Company. This lawsuit has been settled and the terms are not material to Symantec.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

NOTE 8.  SUBSEQUENT EVENT

On July 9, 1996, Symantec announced a plan to consolidate certain operational and research and development activities. This plan is designed to reduce operating expenses and centralize certain research and development activities. The Company expects to incur costs of approximately $3.0 million to $7.0 million in the September 1996 quarter related to this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. These forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and similar expressions, but these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to, competition in the application, enterprise and network computer software industry, including price and product feature competition, the introduction of new or upgraded products by existing or new competitors, the economic environment, including government and corporate spending patterns, dependence on distributors and the emergence of new distribution channels, including the Internet, consumer acceptance of new operating systems and the successful development of the Company's products for these operating systems, the timing and consumer acceptance of the Company's new or upgraded products, the ability to successfully develop, market, support and acquire new products in an environment of rapidly changing technology and operating systems and the cost of such activities, acquisition risks, including increased costs and uncertain benefits and the ability to effectively integrate operations of acquired companies and manage growth, seasonality in the retail software market in Europe and risks associated with international operations, including currency conversion, taxes and other legal restrictions.

The release and subsequent customer acceptance of current or upgraded operating systems, including versions of Windows 95 and Windows NT, are particularly important events that increase the uncertainty and will likely increase the volatility of Symantec's results over the next twelve months. In addition, the Company operates in a complex legal environment where, for example, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. Additional information on these and other risk factors which could affect the Company's financial results is included in the Annual Report on Form 10-K as filed by the Company on June 26, 1996, with the Securities and Exchange Commission.

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

On May 28, 1996, Symantec completed the acquisition of Fast Track in exchange for 600,000 shares of Symantec common stock. The acquisition was accounted for as a pooling of interests. The results of operations of Fast Track were not material to Symantec's consolidated financial statements, and therefore, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies.

Symantec has completed a number of acquisitions and expects to acquire other companies in the future. While the Company believes that previous acquisitions were in the best interest of the Company and its stockholders, acquisitions involve a number of special risks, including the diversion of management's attention to assimilation of the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the difficulty of presenting a unified corporate image, the coordination of research and development and sales efforts and the successful integration of the acquired products.

The Company has lost certain employees of acquired companies whom it desired to retain, and in some cases, the assimilation of the operations of acquired companies took longer than initially had been anticipated by the Company. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse facilities, the Company has not realized certain economies of scale or cost reductions that might otherwise have been achieved.

Symantec typically incurs significant acquisition expenses for legal, accounting and financial advisory services, the write-off of duplicative technology, the consolidation and discontinuance of certain operational activities and other expenses related to the combination of the companies. These expenses may have a significant adverse impact on the Company's future profitability and financial resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                                                        Three Months
                                                                                               Ended   Percent
                                                                                            June 30,    Change
                                                                                     --------------- in Dollar
                                                                                     1996       1995   Amounts
                                                                                     ----       ----   -------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         100%       100%        0%
Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20         20        (3)
                                                                                     ----       ----
     Gross margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80         80         0
Operating expenses:
     Research and development. . . . . . . . . . . . . . . . . . . . . . . .          21         18        15
     Sales and marketing . . . . . . . . . . . . . . . . . . . . . . . . . .          49         48         3
     General and administrative. . . . . . . . . . . . . . . . . . . . . . .           7          8       (20)
     Acquisition, restructuring and other expenses . . . . . . . . . . . . .           1          0         *
                                                                                     ----       ----
           Total operating expenses. . . . . . . . . . . . . . . . . . . . .          78         74         5
                                                                                     ----       ----
Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2          6       (63)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1          2       (26)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0         (1)      (25)
Other income (expense), net. . . . . . . . . . . . . . . . . . . . . . . . .           0         (1)      (75)
                                                                                     ----       ----
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           3          6       (50)
Provision (benefit) for income taxes . . . . . . . . . . . . . . . . . . . .           0          0         *
                                                                                     ----       ----
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3%         6%      (56)
                                                                                     ----       ----
                                                                                     ----       ----


- --------------------------------------
* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES.

Net revenues were $109.2 million in the quarter ended June 30, 1996 compared to $109.9 million in the June 30, 1995 quarter. The decrease in net revenues is due to a reduction in distribution and international net revenues which was partially offset by an increase in site license and consulting net revenues.

The decline in international revenues from June 1995 was largely due to the recognition in the June 1995 quarter of approximately $7.2 million of international net revenues previously deferred by Central Point in March 1994, as Central Point was unable to reasonably estimate future product returns from its distributors and resellers. This was the result of concerns regarding Central Point's long-term viability and the announced acquisition of Central Point by Symantec as well as high levels of inventory in the distribution channel that had been shipped into the channel prior to the acquisition. As a result, net revenues from international sales decreased from approximately $42.8 million to $35.1 million and represented 39% and 32% of total net revenues in the quarters ended June 30, 1995 and 1996, respectively.

Enhanced product releases typically result in an increase in net revenues during the first three to six months following their introduction due to purchases by existing users, usually at discounted prices, and initial inventory purchases by the Symantec's distributors. In addition, between the date Symantec announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product.

The Company's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill". Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through". The phenomenon of channel fill may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill did not have a material impact on the Company's revenues in the three months ended June 30, 1996 and 1995 but may have a material impact in future periods, especially in periods where a large number of new products are introduced.

Symantec believes that many of its customers are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments as well as through the Internet. Symantec's entry into the enterprise software market is relatively new and, as a result, Symantec is beginning to compete with companies with which it has not previously competed. As a result, there is uncertainty regarding customer acceptance of the Company's products as Symantec has not been a major supplier in the enterprise market. These factors increase the uncertainty of forecasting financial results. While the Company expects the market's shift toward enterprise and Internet products to continue, there can be no assurance that the Company's enterprise products will be successful or will gain customer acceptance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must continue to develop relationships with systems integrators and other third-party vendors that provide consulting and integration services to customers and deliver products developed for this market segment. Furthermore, the sales cycle with respect to enterprise products is lengthy and may be subject to integration and acceptance by the customer. In addition, a very high proportion of enterprise product sales may be completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Each of these factors increase the risk that forecasts of quarterly financial results will not be achieved.

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

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. This could have a material adverse effect on the Company's results of operations. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significant financial resources, may cause the Company to further reduce software prices and/or increase sales and marketing expenses on a number of the Company's products. There was no material impact to net revenues resulting from changes in product pricing in the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

The Company's customers, including two large distributors, tend to make the majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The Company's distribution customers also carry the products of Symantec's competitors, some of which have significant financial resources. The distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which the Company has no control and which it cannot predict.

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

During fiscal 1993, Symantec believes net revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of Windows 3.1, which required more computing capability. The next class of personal computers, including those based on Intel's P6/Pentium Pro microprocessor or Motorola, Inc.'s Power-PC, have started to reduce in price, and there may be another shift in customer buying away from software and Symantec's products, which could result in significantly reduced revenues and a material adverse effect on operating results. In addition, Windows 95 and Windows NT require significantly more computer memory and hard disk space than Windows 3.1, and if there is a shift from software to hardware spending, there could be an adverse effect on the sales of computer hardware and software. Either of these events could result in significantly reduced net revenues and have a material adverse effect on Symantec's operating results. Symantec has noted that P6/Pentium Pro microprocessors are being marketed aggressively by Intel.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Company's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at June 30, 1996 were higher than reserve balances at June 30, 1995. The lower product return reserve balance in the June 1995 quarter is primarily due to a reduction in upgrade revenues as a result of the Company's decision not to upgrade software products prior to the release of the Windows 95 operating systems. The reserve balance has since increased with the release of Windows 95 products. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

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

Also, Symantec's domestic order entry department is located in Oregon, with shipments being made from a warehouse in California. Order entry and shipping is similarly separated in Europe. A disruption in communications between these facilities, particularly at the end of a fiscal quarter, would likely result in an unexpected shortfall in net revenues and could result in an adverse impact on operating results.

During the March 1994 quarter, Symantec introduced a new product support program that provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days complimentary free telephone support for certain of the Company's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of the Company's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant revenues in the three months ended June 30, 1996 and 1995 and are not expected to generate material revenues in the near future.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $0.8 million and $0.9 million for the quarters ended June 30, 1996 and 1995, respectively.

Gross margins were 80% in the quarter ended June 30, 1996 and 1995. Symantec believes that the gross margin percentage will remain at approximately 80% to 83% in Fiscal 1997 unless there is a significant change in Symantec's net revenues.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses increased 15% to $23.0 million or 21% of net revenues in the quarter ended June 30, 1996 from $20.1 million or 18% of net revenues in the quarter ended June 30, 1995. The increase in research and development expenses is principally due to increased product development efforts associated with the Company's development of various desktop and enterprise software products.

Symantec believes increased research and development expenditures will be necessary in order to remain competitive. While the Company believes its research and development expenditures will result in successful product introductions, including products being developed for Windows 95 and Windows NT, the uncertain outcome of software development projects means that increased research and development efforts will not necessarily result in successful product introductions due to technical difficulties, market conditions, competitive products and other factors, such as customer acceptance of products and new operating systems.

Research and development expenditures are charged to operations as incurred. During the June 1996 quarter, the Company capitalized approximately $2.8 million of costs principally associated with the development of certain networking software products in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the developed products. Amounts capitalized may fluctuate depending in part on the number and status of internal software development. Capitalized software development costs were not material as of June 30, 1995.

The Company has capitalized significant development costs during the June 1996 quarter and expects to capitalize significant development costs during the next several quarters related to the development of certain networking software products. Should the Company be unable to successfully or timely develop these products or should these products not achieve timely market acceptance, the Company may incur significant expenses associated with the write-off of these previously capitalized costs.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 3% to $53.8 million or 49% of net revenues in the quarter ended June 30, 1996 from $52.2 million or 48% of net revenues in the prior year's comparable quarter. The increase in sales and marketing expenses was principally due to an increase in expenses associated with increased sales and marketing personnel.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the introduction of new and upgraded products, including products currently being developed for Windows 95 and Windows NT, Symantec expects the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful.
Symantec believes that the Company's sales and marketing expenses may decrease as a percentage of net revenues in the near term following the high expenses associated with the launch of Windows 95 products but may increase as a percentage of net revenues should net revenues not increase.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses decreased 20% from $9.1 million or 8% of net revenues in the quarter ended June 30, 1995 to $7.3 million or 7% of net revenues in the quarter ended June 30, 1996. The decrease in expenses was principally due to the elimination of duplicative general and administrative functions subsequent to the acquisition of Delrina Corporation ("Delrina"). Symantec believes that the Company's general and administrative expenses may decrease as a percentage of net revenues in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.

ACQUISITION EXPENSES. In connection with the acquisition of Fast Track, Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996. The charges included $0.4 million for legal, accounting and financial advisory services and $0.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

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

RESTRUCTURING EXPENSES. In February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan was designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During the quarter ended June 30, 1995, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel. This relocation has been completed.

On July 9, 1996, Symantec announced a plan to consolidate certain operational and research and development activities. This plan is designed to reduce operating expenses and centralize certain research and development activities. The Company expects to incur costs of approximately $3.0 million to $7.0 million in the September 1996 quarter related to this plan.

OTHER EXPENSES. During the quarter ended June 30, 1996, Symantec recorded $0.7 million for costs related to the centralization of certain research and development activities, litigation settlement costs and other non-recurring expenses.

As of June 30, 1996, total remaining accrued acquisition, restructuring and other expenses were $6.6 million and included $2.1 million for estimated legal fees and expenses, $3.3 million for the elimination of duplicative and excess facilities and $1.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was $1.7 million and $2.3 million in the quarters ended June 30, 1996 and 1995, respectively. The decrease in interest income is due to lower average interest rates on invested cash. Interest expense was $0.3 million and $0.4 million in the quarters ended June 30, 1996 and 1995, respectively. The decrease in interest expenses is principally due to the conversion of $10.0 million of convertible subordinated debentures into 833,333 shares of Symantec common stock on April 26, 1995. Other expense is primarily comprised of foreign currency exchange losses from fluctuations in foreign currency exchange rates.

The Company conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the date that they are settled. Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and, effective December 31, 1993, the Company commenced hedging some residual transaction exposures through the use of one-month forward contracts. At June 30, 1996, there was a total of approximately $67.3 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $64.6 million at June 30, 1996. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on forward contracts held by the Company when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, intercompany balances and trade payables. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. The Company does not hedge its translation risk.

INCOME TAX PROVISION.

The effective income tax provision for the three months ended June 30, 1996 was 10% which compared to an effective income tax benefit of 2% in the prior year's comparable period. The effective tax rates of 10% and 2% for the three months ended June 30, 1996 and 1995, respectively, are lower than the federal statutory rate of 35% due primarily to the realization of previously unbenefitted losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments increased $9.9 million from $129.2 million at March 31, 1996 to $139.1 million at June 30, 1996, largely due to cash provided by operating activities, net proceeds from the sales of common stock and the exercise of stock options which was partially offset by cash expenditures for capital equipment. Net cash provided by operating activities was $13.7 million and was comprised of the Company's net income of $3.0 million and non-cash related expenses of $6.9 million and a decrease in net assets and liabilities of $3.8 million.

Trade accounts receivable decreased $11.6 million from $72.3 million at March 31, 1996 to $60.7 million at June 30, 1996 primarily due to improved cash collections.

The Company has a $10.0 million bank line of credit that expires in March 1998. The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate (8.25% at June 30, 1996), the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or LIBOR plus 1.25%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. At June 30, 1996, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at June 30, 1996. The Company was in compliance with the line of credit covenants at June 30, 1996. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Company may utilize significant amounts of cash in connection with the potential acquisition of additional companies, capital equipment and software product rights in the future. However, if the Company were to sustain significant losses, there can be no assurances that the bank line of credit, which is available through March 1998, would remain available. Additionally, the Company could be required to reduce operating expenses, which could result in further product delays; reassess acquisition opportunities, which could negatively impact the Company's growth objectives; and/or pursue further financing options. The Company believes existing cash and short-term investments will be sufficient to fund operations for the next year.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Information with respect to this item is incorporated by reference to Note 7 of Notes to Consolidated Financial Statements included herein on page 9 of this Form 10-Q.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

(b)  Reports on Form 8-K
     None

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 9, 1996              SYMANTEC CORPORATION



                                    By    /s/ Robert R. B. Dykes
                                       ----------------------------------------
                                              Robert R. B. Dykes
                                              Executive Vice President/Worldwide
                                              Operations and Chief Financial
                                                Officer
                                              (duly authorized officer)


                                          /s/ Howard A. Bain III
                                       ----------------------------------------
                                              Howard A. Bain III
                                              Vice President Finance and
                                              Chief Accounting Officer