Form 10-Q
period 1996-09-30
SYMANTEC CORP
filed 1996-11-12
CIK 849399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q


(MARK ONE)
      /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
               SEPTEMBER 27, 1996.

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ------ SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

     YES   /X/      NO
          -----          -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 4,033,732 shares of Delrina exchangeable stock, as of November 4, 1996:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                        54,793,294 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996
                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements

          Consolidated Balance Sheets
             as of September 30, 1996 and March 31, 1996 . . . . . . . . .   3

          Consolidated Statements of Operations
             for the three and six months ended September 30, 1996
             and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flow
             for the six months ended September 30, 1996 and 1995. . . . .   5

          Notes to Consolidated Financial Statements . . . . . . . . . . .   6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . .  11


                           PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  22

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  22

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  23

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                    September 30,     March 31,
(In thousands)                                               1996          1996
--------------------------------------------------------------------------------
ASSETS                                                (unaudited)

Current assets:
    Cash and short-term investments                     $ 140,278     $ 129,199
    Trade accounts receivable                              65,378        72,256
    Inventories                                             2,480         7,893
    Deferred income taxes                                  12,693        12,875
    Other                                                  13,449        14,639
                                                        ---------     ---------
    Total current assets                                  234,278       236,862
Equipment and leasehold improvements                       53,527        51,698
Capitalized software                                        6,933         4,183
Other                                                       2,892         5,186
                                                        ---------     ---------
                                                        $ 297,630     $ 297,929
                                                        ---------     ---------
                                                        ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $  23,375     $  23,368
    Accrued compensation and benefits                      16,880        14,888
    Other accrued expenses                                 50,337        60,566
    Income taxes payable                                    2,699         3,329
    Current portion of long-term obligations                   19            68
                                                        ---------     ---------
    Total current liabilities                              93,310       102,219
Convertible subordinated debentures                        15,000        15,000
Long-term obligations                                         298           393

Stockholders' equity:
    Preferred stock (authorized: 1,000 shares;
       issued and outstanding: none)                           --            --
    Common stock (authorized: 100,000;
       issued and outstanding: 54,758
       and 53,636 shares)                                     548           536
    Capital in excess of par value                        284,398       279,508
       Notes receivable from stockholders                    (144)         (144)
       Cumulative translation adjustment                   (7,257)       (7,591)
       Accumulated deficit                                (88,523)      (91,992)
                                                        ---------     ---------
    Total stockholders' equity                            189,022       180,317
                                                        ---------     ---------
                                                        $ 297,630     $ 297,929
                                                        ---------     ---------
                                                        ---------     ---------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended          Six Months Ended
                                                           September 30,             September 30,
                                                  ----------------------    ----------------------
(In thousands, except per share data; unaudited)       1996         1995         1996         1995
------------------------------------------------  ---------    ---------    ---------    ---------
Net revenues                                      $ 109,178    $ 108,510    $ 218,396    $ 218,375
Cost of revenues                                     20,730       35,090       42,214       57,308
                                                  ---------    ---------    ---------    ---------
  Gross margin                                       88,448       73,420      176,182      161,067
Operating expenses:
  Research and development                           20,835       23,795       43,841       43,868
  Sales and marketing                                52,967       60,448      106,746      112,659
  General and administrative                          7,826       11,811       15,093       20,888
  Acquisition, restructuring and
    other expenses                                    7,290           --        8,585          (71)
                                                  ---------    ---------    ---------    ---------

      Total operating expenses                       88,918       96,054      174,265      177,344
                                                  ---------    ---------    ---------    ---------
Operating income (loss)                                (470)     (22,634)       1,917      (16,277)
  Interest income                                     1,751        1,921        3,435        4,184
  Interest expense                                     (337)        (344)        (668)        (783)
  Other income (expense), net                            36       (1,188)        (332)      (2,653)
                                                  ---------    ---------    ---------    ---------
Income (loss) before income taxes                       980      (22,245)       4,352      (15,529)
  Provision (benefit) for income taxes                   98       (4,459)         435       (4,609)
                                                  ---------    ---------    ---------    ---------
Net income (loss)                                 $     882    $ (17,786)   $   3,917    $ (10,920)
                                                  ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------

Net income (loss) per share                       $    0.02    $   (0.34)   $   0.07    $   (0.21)
                                                  ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------

Shares used to compute net income
  (loss) per share                                   54,951       52,498       55,042       52,033
                                                  ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             Six Months Ended
                                                                                September 30,
                                                                      -----------------------
(In thousands; unaudited)                                                 1996           1995
-----------------------------------------------------------------     --------      ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $  3,917      $ (10,920)
  Delrina net loss for the quarter ended June 30, 1995                      --          4,834
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements                                            11,953          8,831
    Amortization and write-off of capitalized software costs             2,684          7,412
    Write-off of equipment and leasehold improvements                    2,441             --
    Deferred income taxes                                                  181          2,854
    Net change in assets and liabilities:
      Trade accounts receivable                                          7,197         (1,100)
      Inventories                                                        5,446           (495)
      Other current assets                                               1,163         (8,874)
      Other assets                                                       2,272          2,429
      Accounts payable                                                     (27)         1,823
      Accrued compensation and benefits                                  2,014            689
      Accrued other expenses                                           (10,391)         7,563
      Income taxes payable                                                (660)           (66)
                                                                      --------      ---------
Net cash provided by operating activities                               28,190         14,980
                                                                      --------      ---------
INVESTING ACTIVITIES:
  Capital expenditures                                                 (16,274)       (17,535)
  Capitalized software                                                  (5,442)        (1,213)
  Purchases of short-term, available-for-sale investments              (95,000)       (51,000)
  Maturities of short-term, available-for-sale investments              66,751         55,476
                                                                      --------      ---------
Net cash used in investing activities                                  (49,965)       (14,272)
                                                                      --------      ---------
FINANCING ACTIVITIES:
  Principal payments on long-term obligations                             (144)          (124)
  Net proceeds from sales of common stock and other                      4,458         15,168
                                                                      --------      ---------
Net cash provided by financing activities                                4,314         15,044
Effect of exchange rate fluctuations on cash and cash equivalents          291            (98)
                                                                      --------      ---------
Increase (decrease) in cash and cash equivalents                       (17,170)        15,654
Beginning cash and cash equivalents                                     41,777         30,192
                                                                      --------      ---------
Ending cash and cash equivalents                                      $ 24,607      $  45,846
                                                                      --------      ---------
                                                                      --------      ---------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of September 30, 1996 and for the three and six months ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended
March 31, 1996. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 1996, March 31, 1996 and September 30, 1995 reflect amounts as of and for the periods ended September 27, 1996, March 29, 1996 and September 29, 1995, respectively.

Research and development expenditures are charged to operations as incurred. During the September 1996 quarter, the Company capitalized approximately $2.5 million of costs principally associated with the development of certain networking software products in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match those costs to the revenue generated by the developed products. Amounts capitalized may fluctuate depending in part on the number and status of internal software development projects.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2.  BALANCE SHEET INFORMATION


                                                                September 30,   March 31,
(In thousands)                                                           1996        1996
--------------------------------------------------------------  -------------   ---------
                                                                  (unaudited)
Cash and short-term investments:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  19,607   $  20,176
    Cash equivalents . . . . . . . . . . . . . . . . . . . . .          5,000      21,601
    Short-term investments . . . . . . . . . . . . . . . . . .        115,671      87,422
                                                                    ---------   ---------
                                                                    $ 140,278   $ 129,199
                                                                    ---------   ---------
                                                                    ---------   ---------
Trade accounts receivable:
    Receivables. . . . . . . . . . . . . . . . . . . . . . . .      $  71,429   $  77,272
    Less: allowance for doubtful accounts. . . . . . . . . . .         (6,051)     (5,016)
                                                                    ---------   ---------
                                                                    $  65,378   $  72,256
                                                                    ---------   ---------
                                                                    ---------   ---------
Inventories:
    Raw materials. . . . . . . . . . . . . . . . . . . . . . .      $     999   $   1,969
    Finished goods . . . . . . . . . . . . . . . . . . . . . .          1,481       5,924
                                                                    ---------   ---------
                                                                    $   2,480   $   7,893
                                                                    ---------   ---------
                                                                    ---------   ---------
Equipment and leasehold improvements:
    Computer equipment . . . . . . . . . . . . . . . . . . . .      $  87,096   $  79,153
    Office furniture and equipment . . . . . . . . . . . . . .         26,693      25,753
    Leasehold improvements . . . . . . . . . . . . . . . . . .         16,299      12,603
                                                                    ---------   ---------
                                                                      130,088     117,509
    Less: accumulated depreciation and amortization. . . . . .        (76,561)    (65,811)
                                                                    ---------   ---------
                                                                    $  53,527   $  51,698
                                                                    ---------   ---------
                                                                    ---------   ---------
Capitalized software:
    Purchased product rights . . . . . . . . . . . . . . . . .      $   7,490   $   8,680
    Capitalized software costs . . . . . . . . . . . . . . . .         10,509       5,623
    Less:  accumulated amortization of purchased
      product rights . . . . . . . . . . . . . . . . . . . . .         (7,341)     (8,162)
    Less:  accumulated amortization of capitalized
      software costs . . . . . . . . . . . . . . . . . . . . .         (3,725)     (1,958)
                                                                    ---------   ---------
                                                                    $   6,933   $   4,183
                                                                    ---------   ---------
                                                                    ---------   ---------
Other accrued expenses:
    Acquisition, restructuring and other expenses. . . . . . .      $   4,669   $   7,833
    Deferred revenue . . . . . . . . . . . . . . . . . . . . .         18,831      26,266
    Marketing development funds. . . . . . . . . . . . . . . .         11,407      11,412
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         15,430      15,055
                                                                    ---------   ---------
                                                                    $  50,337   $  60,566
                                                                    ---------   ---------
                                                                    ---------   ---------

NOTE 3.  LINE OF CREDIT

The Company has a $10.0 million bank line of credit that expires in March 1998. The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate (8.25% at September 30, 1996), the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or LIBOR plus 1.25%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of September 30, 1996. At September 30, 1996, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at September 30, 1996.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consisted of the following:

                                                   Three Months Ended           Six Months Ended
                                                        September 30,              September 30,
                                                 --------------------      ---------------------
(In thousands)                                      1996         1995         1996          1995
---------------------------------------------    -------      -------      -------      --------
Write off of investment in joint venture         $ 1,750      $    --      $ 1,750      $     --
Write off of in process research and
    development costs                              3,050           --        3,050            --
Centralization and restructuring and other         2,490           --        3,185            --
Fast Track acquisition                                --           --          600            --
Relocation of certain research
    and development activities                        --           --           --         2,229
Central Point acquisition                             --           --           --        (2,300)
                                                 -------      -------      -------      --------
Total acquisition, restructuring and
other expenses                                   $ 7,290      $    --      $ 8,585      $    (71)
                                                 -------      -------      -------      --------
                                                 -------      -------      -------      --------

During the quarter ended September 30, 1996, Symantec recorded a $1.8 million charge in connection with the write off of an investment in a joint venture and a $3.1 million charge in connection with the acquisition of certain in process software development technology.

During the quarter ended September 30, 1996, Symantec recorded $2.5 million for costs related to the restructuring of certain domestic and international sales and research and development operations. During the quarter ended June 30, 1996 the Company incurred a charge of $0.7 million for the centralization of certain research and development activities, settlement costs related to the Carmel lawsuit and other expenses.

Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996 in connection with the acquisition of Fast Track. The charges included $0.4 million for legal, accounting and financial advisory services and $0.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

During the quarter ended June 30, 1995, the Company incurred $2.2 million to consolidate certain research and development activities. This relocation has been completed. In the quarter ended June 30, 1995, the Company also recognized a reduction in accrued acquisition and restructuring expenses related to the acquisition of Central Point Software, Inc. ("Central Point") of $2.3 million, as actual costs incurred were less than costs previously accrued by Central Point.

As of September 30, 1996, total remaining accrued acquisition, restructuring and other expenses were $4.7 million and included $0.7 million for legal, accounting and financial advisory services, $2.8 million for the elimination of duplicative and excess facilities, and $1.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

NOTE 5.  INCOME TAXES

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Symantec provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects U.S. federal, state and foreign income taxes.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 6.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the treasury stock or the modified treasury stock method, as appropriate, if dilutive. Common stock equivalents are attributable to outstanding stock options. Fully diluted earnings per share includes the assumed conversion of all of the outstanding convertible subordinated debentures, if dilutive.

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

On September 2, 1992, the Scotts Valley, California police department, operating with search warrants for Borland proprietary and trade secret information, searched Symantec's offices and the homes of Messrs. Eubanks and Wang and removed documents and other materials. On February 26, 1993, criminal indictments were filed against Messrs. Eubanks and Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On August 23, 1993, the Court recused the District Attorney's Office from prosecution of the action. On October 5, 1993, the State Attorney General and the District Attorney's Office filed a Notice of Appeal of the Order, and that appeal was argued on July 11, 1995. On September 8, 1995, the Court of Appeals reversed the recusal order. A petition for review of this decision by the California Supreme Court was granted on December 14, 1995 and a hearing before the full court was held on November 5, 1996. No ruling has been made. Symantec believes the criminal charges against Messrs. Eubanks and Wang have no merit.

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

NOTE 8.  SALE OF PRODUCT RIGHTS

During September 1996, Symantec sold its electronic forms software products and related tangible assets to JetForm Corporation ("JetForm") for approximately $100 million, payable over four years in quarterly installments. JetForm has the option to tender payment in either cash or in unregistered JetForm common stock. Due to the uncertainty regarding the collectibility of these amounts, Symantec is recognizing the payment amounts as received from JetForm. During the September 30, 1996 quarter, Symantec received the first quarterly payment in the form of JetForm unregistered common stock. The installment payment is included in net revenues. The minimum value of the unregistered common stock has been guaranteed by JetForm to be $7.2 million.

NOTE 9.  SUBSEQUENT EVENT

In October 1996, Symantec entered into lease agreements for two office buildings in Cupertino, California. The lease agreements are for seven years and the lease payments total approximately $2.6 million per year. Lease payments are based on the three month London Interbank Offering Rate (LIBOR) rate in effect at the beginning of each fiscal quarter. Symantec has the right to acquire the related properties at any time during the seven year lease period or may renew the lease. The guaranteed residual payment on the lease agreements totals approximately $38.5 million. Symantec is required to maintain a corresponding restricted cash balance, which will be invested in U.S. treasury notes with maturities not to exceed three years. The investments will be classified as long-term restricted investments within the financial statements.

The Company currently occupies a portion of these office buildings and will assume the right to sub-lease income provided by the other tenants, which is estimated to be approximately $2.1 million per fiscal year based on current occupancy and rental rates. The sub-lease agreements have terms expiring in January 1997 through September 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and similar expressions, but these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to, competition in the application, enterprise and network computer software industry, including price and product feature competition; the introduction of new or upgraded products by existing or new competitors; the economic environment, including corporate spending patterns; dependence on distributors and the emergence of new or changes to the current distribution channels, including the Internet; consumer acceptance of new operating systems and the successful development of the Company's products for these operating systems; the timing and consumer acceptance of the Company's new or upgraded products; the ability to successfully develop, market, support and acquire new products in an environment of rapidly changing technology and operating systems and the cost of such activities; acquisition risks, including increased costs and uncertain benefits and the ability to effectively integrate operations of acquired companies and manage growth, seasonality in the retail software markets in Europe; and risks associated with international operations, including foreign currency conversion, taxes and other legal restrictions.

The customer acceptance of upgraded operating systems are particularly important events that increase the uncertainty and have increased the volatility of Symantec's results. In addition, the Company operates in a complex legal environment where, for example, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry.
Symantec is currently evaluating claims of patent infringement asserted by IBM with respect to certain of the Company's products. While the Company believes that it has valid defenses to these claims, there can be no assurance that the outcome of any related litigation or negotiation would not have a material adverse impact on the Company. Additional information on these and other risk factors which could adversely affect the Company's financial results is included in the Annual Report on Form 10-K and the quarterly report on Form 10-Q as filed by the Company with the Securities and Exchange Commission on June 26, 1996 and August 9, 1996, respectively.


OVERVIEW

Symantec develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity as well as manage networked computing environments. Founded in 1982, the Company has offices in the United States, Canada, Japan, Australia, Europe, the Pacific Rim and Latin America.

The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which has had an immediate and significantly adverse effect on the trading price of the Company's common stock. This may occur again in the future. Additionally, as a growing percentage of the Company's revenues is generated through site licenses that often occur late in the quarter, the Company may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

Furthermore, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. In particular, the impact of, and investors' assessment of the impact of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

market's acceptance and adoption rate of new operating systems on Symantec's business will likely continue to result in significant volatility of Symantec's stock price. Also, the Internet has allowed the emergence of new competitors in network utilities who have subsequently extended there offerings to desktop based products. In addition, customer buying patterns and their allocation between investments in hardware verses software could change and cause a significant adverse effect on the Company's performance and the Company's common stock price. The trend towards server-based applications, the Internet and intranet environments could have a material adverse effect on sales of the Company's desktop-based products which may not be offset by sales of the Company's network-based products.

During September 1996, Symantec sold its electronic forms software programs and related tangible assets to JetForm for approximately $100 million, payable over four years in quarterly installments. JetForm has the option to tender payment in either cash or in unregistered JetForm common stock. Due to the uncertainty regarding the receipt of these amounts, Symantec is only recognizing the amounts as received from JetForm. During the September 30, 1996 quarter, Symantec received the first quarterly payment in the form of JetForm unregistered stock. The installment was included in net revenues. The minimum value of the unregistered common stock has been guaranteed by JetForm to be $7.2 million.

Symantec has completed a number of acquisitions and expects to acquire other companies in the future. While the Company believes that previous acquisitions were in the best interests of the Company and its stockholders, acquisitions involve a number of special risks, including the diversion of management's attention to assimilation of the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the difficulty of presenting a unified corporate image, the coordination of sales and research and development efforts and the successful integration of the acquired products.

The Company has lost certain employees of acquired companies whom it desired to retain, and in some cases, the assimilation of the operations of acquired companies took longer than initially had been anticipated by the Company. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse locations and facilities, the Company has not realized certain economies of scale or cost reductions that might otherwise have been achieved.

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

                                                Three Months   Percent          Six Months   Percent
                                                       Ended    Change               Ended    Change
                                               September 30, in Dollar       September 30, in Dollar
                                              1996      1995   Amounts      1996      1995   Amounts
                                              ----      ---- ---------      ----      ---- ---------
Net revenues . . . . . . . . . . . . . .       100%      100%        1%      100%      100%        0%
Cost of revenues . . . . . . . . . . . .        19        32       (41)       19        26       (26)
                                              ----      ----                ----      ----
      Gross margin . . . . . . . . . . .        81        68        20        81        74         9
Operating expenses:
   Research and development. . . . . . .        19        22       (12)       20        20        --
   Sales and marketing . . . . . . . . .        49        56       (12)       49        52        (5)
   General and administrative. . . . . .         7        11       (34)        7         9       (28)
   Acquisition, restructuring and
   other expenses. . . . . . . . . . . .         6        --       100         4        --         *
                                              ----      ----                ----      ----
      Total operating expenses . . . . .        81        89        (7)       80        81        (2)
                                              ----      ----                ----      ----
Operating income (loss). . . . . . . . .        --       (21)       98         1        (7)        *
Interest income. . . . . . . . . . . . .         1         1        (9)        1         2       (18)
Interest expense . . . . . . . . . . . .        --        --        (2)       --        --       (15)
Other income (expense), net. . . . . . .        --        (1)        *        --        (2)      (87)
                                              ----      ----                ----      ----
Income (loss) before income taxes. . . .         1       (21)        *         2        (7)        *
Provision (benefit) for income taxes . .        --        (5)        *        --        (2)        *
                                              ----      ----                ----      ----
Net income (loss). . . . . . . . . . . .        1%       (16)%       *        2%        (5)%       *
                                              ----      ----                ----      ----
                                              ----      ----                ----      ----

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES.
Net revenues were $109.2 million and $108.5 million in the quarters ended September 30, 1996 and 1995, respectively. Net revenues were $218.4 million in the six months ended September 30, 1996 and 1995. Net revenues for the three and six months ended September 30, 1996 included a decrease in distribution and international net revenues which was offset by a $7.2 million royalty payment received from JetForm and an increase in site licenses and consulting net revenues. During September 1996, Symantec sold its electronic forms software products and related tangible assets to JetForm for approximately $100 million, payable over four years in quarterly installments. Due to the uncertainty regarding the collectibility of these amounts, Symantec is recognizing the payments amounts as received from JetForm.

Net revenues from international sales were $29.7 million and $33.6 million and represented 27% and 31% of net revenues in the quarters ended September 30, 1996 and 1995, respectively. The decrease in international net revenues during the September 1996 quarter was primarily due to reduced products sales in Germany and Holland which was partially offset by an increase in Japan and United Kingdom as compared to the same period last year. Net revenues from international sales were $64.7 million and $76.4 million and represented 30% and 35% of total net revenues for the six months ended September 30, 1996 and 1995, respectively. International revenues for the six months ended September 30, 1995 included the one time recognition of approximately $7.2 million of international net revenues previously deferred by Central Point prior to its acquisition by Symantec.

During the September 1996 quarter, Symantec released various new products including Norton Anti-virus for Windows 95 v. 2.0, Norton Utilities for Windows 95 v. 2.0, Internet Fast Find v. 1.0, SAM v. 4.5 and Norton Administrator Suite
- Premier Edition v. 1.0.

The release of product upgrades typically result in an increase in net revenues during the first three to six months following their introduction due to purchases by existing users, usually at discounted prices, and initial inventory purchases by Symantec's distributors. In addition, between the date Symantec announces a new version or new product and the ultimate release date, distributors, dealers and end users often delay purchases, cancel orders or return existing versions of the Company's products in anticipation of the availability of the new version or new product.

The Company's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or new version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." The phenomenon of channel fill also may occur in response to sales promotions or incentives, or the discontinuance of sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels also may become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as originally anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill did not have a material impact on the Company's revenues in the three and six months ended September 30, 1996 and 1995 but may have a material impact in future periods, especially in periods where a large number of new products are introduced.

Symantec believes that many of its customers are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments as well as through the public Internet and corporate intranets. Symantec's entry into

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

the enterprise software market is still relatively new and, as a result, Symantec is beginning to compete with companies with which it has not previously competed. As a result, there is uncertainty regarding customer acceptance of the Company's products as Symantec has not been a major supplier in the enterprise market. These factors increase the uncertainty of forecasting financial results. While the Company expects the market's shift toward enterprise, Internet/intranet products to continue, there can be no assurance that the Company's enterprise products will be successful or will gain customer acceptance.

With the expansion to enterprise-wide computing systems markets, Symantec believes that it must continue to develop relationships with systems integrators and other third-party vendors that provide customer specific consulting and integration services and deliver products developed for this market segment. Furthermore, the sales cycle with respect to enterprise products is lengthy and may be subject to integration and acceptance by the customer. In addition, a very high proportion of enterprise product sales may be completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. Each of these factors increase the risk that forecasts of quarterly financial results will not be achieved.

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

Price competition is significant in the microcomputer business software market and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. This could have a material adverse effect on the Company's results of operations. In addition, aggressive pricing strategies of competitors in other software markets, some of whom have significant financial resources, may cause the Company to further reduce software prices and/or increase sales and marketing expenses on a number of the Company's products. Symantec has recently reduced pricing on several of the Company's key products. These decreases were more than offset by an increase in total number of units sold.

Many of the Company's major customers, including two large distributors, tend to make the majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The Company's distribution customers also carry the products of Symantec's competitors, some of which have significant financial resources. The distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which the Company has no control and which it cannot predict.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Company has in the past and is continuing to devote substantial efforts to the development of software products that operate on Microsoft's Windows 95 and/or Windows NT operating systems. Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and may include additional product features in future releases of its operating systems that may decrease the demand for certain of the Company's products. Should the Company be unable to successfully or timely develop products that operate under these operating systems, the Company's future net revenues and operating results would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many of Symantec's products is dependent on the adoption rate of these operating systems, which the Company and securities analysts are unable to predict, the ability of Symantec and securities analysts to forecast the Company's net revenues has been and will continue to be adversely impacted. As a result, there is a heightened risk that net revenues and profits will not be in line with analysts' expectations in the periods following the introduction of new or upgraded operating systems.

The length of Symantec's product development cycle has generally been greater than Symantec originally expected. Although such delays have undoubtedly had a material adverse effect on Symantec's business, Symantec is not able to quantify the magnitude of net revenues that were deferred or lost as a result of any particular delay because Symantec is not able to predict the amount of net revenues that would have been obtained had the original development expectations been met. Delays in product development, including products being developed for currently available operating systems and operating systems under development are likely to occur in the future and could have a material adverse effect on the amount and timing of future revenues. Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment date of the Company's product introductions. In addition, there can be no assurance that any products currently being developed by Symantec will be technologically successful, that any resulting products will achieve market acceptance or that the Company's products will be effective in competing with products either currently in the market or introduced in the future.

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

The Company estimates and maintains reserves for product returns. Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of the Company's products. Various distributors and resellers may have different return policies that may negatively impact the level of products which are returned to Symantec. Product returns occur when the Company introduces upgrades and new versions of products or when distributors order excessive product. In addition, competitive factors often require the Company to offer rights of return for products that distributors or retail stores are unable to sell. Symantec has experienced, and may experience in the future, significant increases in product returns above historical levels from customers of acquired companies after an acquisition is completed. Symantec prepares detailed analyses of historical return rates when estimating anticipated returns and maintains reserves for product returns. In addition to detailed historical

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

The Company's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at September 30, 1996 were substantially lower than reserve balances at September 30, 1995. The decrease in the product return reserve balance is primarily related to the introduction of Symantec's
Windows 95 products during the quarters ending September 30, 1995 which had high sell-in volumes. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

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

Symantec provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days complimentary free telephone support for certain of the Company's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of the Company's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant net revenues in the three and six months ended September 30, 1996 and 1995 and are not expected to generate material net revenues in the near future.

GROSS MARGIN.
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $1.9 million and $6.5 million for the quarters ended September 30, 1996 and 1995, respectively, and $2.7 million and $7.4 million for the six months ended September 30, 1996 and 1995, respectively. During the September 1995 quarter, Delrina incurred expenses of approximately $4.5 million for the write-off of previously capitalized software development costs for software designed to operate on Windows 3.1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Gross margins were 81% and 68% for the quarters ended September 30, 1996 and 1995, respectively. The increase in the gross margin percentage is primarily due to a $7.2 million installment payment included in net revenues and $1.2 million of non-recurring costs included in cost of goods sold associated with the JetForm royalty payment received during the September 1996 quarter and $2.0 million of high margin consulting fees recorded during the September 1996 quarter. The September 30, 1995 quarter included significant expenses incurred by Delrina related to the write-off of certain products designed to operate on Windows 3.1. Symantec believes that the gross margin percentage should remain at approximately 80% to 83% for the remainder of Fiscal 1997 unless there is a significant change in Symantec's net revenues.

The Company has capitalized significant development costs in accordance with Statement of Financial Accounting Standard No. 86 during the September 1996 quarter and expects to capitalize significant development costs during the next several quarters related to the development of certain networking software products. Should the Company be unable to successfully or timely develop these products or should these products not achieve timely market acceptance, the Company may incur significant expenses associated with the write-off of these previously capitalized costs.

The microcomputer business software market has been subject to rapid changes that can be expected to continue. The introduction of new or upgraded operating systems and future technology or market changes may cause certain products to become obsolete more quickly than expected and thus may result in capitalized software write-offs and an increase in required inventory reserves and, therefore, reduced gross margins and net income. In addition, the modifications to computer software, including the correction of software bugs, may result in significant inventory rework costs, including the cost of replacing inventory in the distribution channel.

RESEARCH AND DEVELOPMENT EXPENSES.
Research and development expenses decreased 13% to $20.8 million or 19% of net revenues in the quarter ended September 30, 1996 from $23.8 million or 22% of net revenues in the quarter ended September 30, 1995. The decrease in research and development expense is principally due to an increase in capitalized software development costs and decreased product development efforts associated with the Company's development of certain software products. Research and development expenses were 20% of net revenues in the six months ended
September 30, 1996 and 1995.

While Symantec believes its research and development expenditures will result in successful product introductions, including products being developed for currently available operating systems and operating systems under development, the uncertain outcome of software development projects means that increased research and development efforts will not necessarily result in successful product introductions due to technical difficulties, market conditions, competitive products and other factors, such as customer acceptance of products and new operating systems.

Research and development expenditures are charged to operations as incurred. During the three and six month periods ending September 30, 1996, the Company capitalized approximately $2.5 million and $5.4 million, respectively, of costs principally associated with the development of certain networking software products in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the developed products. Amounts capitalized may fluctuate depending in part on the number and status of internally developed software projects. Capitalized software development costs were not material as of September 30, 1995.

SALES AND MARKETING EXPENSES.
Sales and marketing expenses decreased 12% to $53.0 million or 49% of net revenues in the quarter ended September 30, 1996 from $60.4 million or 56% of net revenues in the prior year's comparable quarter. Sales and marketing expenses were $106.7 million and $112.7 million and represented 49% and 52% of net revenues for the six months ended September 30, 1996 and 1995, respectively. The decrease in sales and marketing expenses was principally due to the elimination of duplicative sales and marketing expenses as a result of the acquisition of Delrina by Symantec.

Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. Accordingly, with the introduction of new and upgraded products, Symantec expects the expenses associated with these efforts to continue to constitute its most significant operating expense. There can be no assurance that these increased sales and marketing efforts will be successful.

GENERAL AND ADMINISTRATIVE EXPENSES.
General and administrative expenses decreased 34% from $11.8 million or 11% of net revenues in the quarter ended September 30, 1995 to $7.8 million or 7% of net revenues in the quarter ended September 30, 1996. General and administrative expenses decreased 28% from $20.9 million or 10% of net revenues for the six months ended September 30, 1995 to $15.1 million or 7% of net revenues for the six months ended September 30, 1996. The decrease in general administrative expenses is primarily due to the elimination of duplicative general and administrative expenses as a result of the acquisition of Delrina by Symantec.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.
ACQUISITION EXPENSES. During the quarter ended September 30, 1996, Symantec recorded a $1.8 million charge in connection with the write off of its investment in a joint venture and a $3.1 million charge in connection with the acquisition of certain in process software development technology.

Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996 in connection with the acquisition of Fast Track. The charges included $0.4 million for legal, accounting and financial advisory services and $0.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition and restructuring expenses related to CPS of $2.3 million as actual costs incurred were less than costs previously accrued by the companies.

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

Symantec has lost certain employees of acquired companies whom it desired to retain, and, in some cases, the assimilation of the operations of acquired companies took longer than initially anticipated by the Company. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse locations and facilities, Symantec has not realized certain economies of scale or cost reductions that might otherwise have been achieved.

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

Language and Fourth Generation Language development groups. During the quarter ended June 30, 1995, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel. This relocation has subsequently been completed.

During the quarter ended September 30, 1996, Symantec recorded $2.5 million for costs related to the restructuring of certain domestic and international sales and research and development operations. This restructuring plan should be substantially completed during fiscal 1997.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).
Interest income was $1.8 million and $1.9 in the quarters ended September 30, 1996 and 1995, respectively, and $3.4 million and $4.2 million for the six
months ended September 30, 1996 and 1995, respectively.   The decrease in
interest income for the three and six month periods is due to lower average interest rates on invested cash balances.

Interest expense was $0.3 million for the three months ended September 30, 1996 and 1995, and $0.7 million and $0.8 million for the six months ended
September 30, 1996 and 1995, respectively. Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in foreign currency exchange rates.

Symantec conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. Symantec utilizes some natural hedging to mitigate Symantec's transaction exposures and, effective December 31, 1993, Symantec commenced hedging some residual transaction exposures through the use of one-month forward contracts. At September 30, 1996, there was a total of approximately $84.0 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $35.5 million at September 30, 1996. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on forward contracts held by Symantec when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, trade payables, intercompany balances, and short-term notes. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. Symantec does not hedge its translation risk.

INCOME TAX PROVISION.
The effective tax provision for the six months ended September 30, 1996 was 10%, which compared to an effective income tax benefit of 30% in the prior year's comparable period. The lower tax benefit for the six months ended September 30, 1996 was primarily attributable to unbenefitted pre-acquisition losses from Delrina. Symantec believes that the effective tax rate may increase in future fiscal years.


LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments increased $11.1 million from $129.2 million at March 31, 1996 to $140.3 million at September 30, 1996, largely due to cash provided by operating activities, which was partially offset by cash expenditures for capital equipment. Net cash provided by operating activities was $28.2 million and was comprised of the Company's net income of $3.9 million and non-cash related expenses of $17.3 and an increase in net assets and liabilities of $7.0 million.

Trade accounts receivable decreased $6.9 million from $72.3 million at March 31, 1996 to $65.4 million at September 30, 1996 primarily due to improved cash collections. Net inventories decreased $5.4 million from $7.9 million at March 31, 1996 to $2.5 million at September 30, 1996. The decrease in inventory balances was due to the recognition of revenue previously deferred and higher Delrina product inventories at March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Symantec has a $10.0 million bank line of credit that expires in March 1998.
The line of credit is available for general corporate purposes and bears interest at the bank's reference (prime) interest rate. Borrowings under this line are unsecured and are subject to Symantec maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants at September 30, 1996. During the quarter ended September 30, 1996, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at September 30, 1996. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available under the line of credit, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Symantec was held on September 25, 1996.
(b) Matters voted on at the meeting and votes cast on each were as follows:


                                                                Total Vote      Authority
                                                   Total Vote     Withheld       Withheld
                                                     For Each    From Each       From All
                                                     Director     Director       Nominees
                                                   ----------   ----------      ---------
1.  To elect six directors to Symantec's Board
    of Directors, each to hold office until
    his successor is elected and qualified
    or until his earlier resignation or removal.
    Charles M. Boesenberg. . . . . . . . . . . .   42,605,234    1,954,958             --
    Walter W. Bregman. . . . . . . . . . . . . .   42,607,422    1,952,770             --
    Carl D. Carman . . . . . . . . . . . . . . .   42,599,179    1,961,013             --
    Gordon E. Eubanks, Jr. . . . . . . . . . . .   42,469,582    2,090,610             --
    Robert S. Miller . . . . . . . . . . . . . .   42,594,089    1,966,103             --
    Leslie L. Vadasz . . . . . . . . . . . . . .   42,605,275    1,954,917             --

                                                                                                  Broker
                                                          For      Against        Abstain    "Non-Votes"
                                                   ----------   ----------      ---------    -----------
2.  To consider and act upon a proposal            18,042,317   14,859,144        244,250     11,414,481
    to amend the 1996 Equity Incentive Plan to
    increase the number of shares authorized for
    issuance by the number of options previously
    granted pursuant to Symantec's terminated
    1988 Option Plan that expire, are canceled or
    become unexercisable for any reason without
    having been exercised in full, provided that
    such additional number does not exceed
    1,336,373 (to total authorized of 4,077,946).

3.  To consider and act upon a proposal            24,140,448    8,822,807        182,456     11,414,481
    to (a) amend the 1989 Employee Stock
    Purchase Plan to increase the number
    of shares authorized for issuance by
    1,400,000 to 3,400,000; and (b) amend
    employee eligibility requirements so that
    persons who are employed by Symantec as
    of the third business day before the
    beginning of an offering period and meet the
    other eligibility requirements are eligible
    to participate in the Stock Purchase Plan.

4.  To consider and act upon a proposal to         42,926,234      140,867      1,493,091             --
    ratify the Board of Director's selection
    of Ernst & Young as Symantec's
    independent auditors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:
    10.01     Participation Agreement dated as of October 18, 1996 by and among
                   Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and the Sumitomo Bank, Limited, San Francisco Branch
    10.02     Appendix A to Participation Agreement, Master Lease, Lease
                   Supplements Loan Agreement, Pledge Agreement, Lessor Mortgages, and Guaranty
    10.03     Master Lease and Deed of Trust dated as of October 18, 1996 between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc.
    10.04     Lease Supplement No. 2 and Memorandum of Lease and Deed of Trust
                   dated as of October 22, 1996 among Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and First American Title Insurance Company
    10.05     Guaranty dated as of October 18, 1996 made by Symantec
                   Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch
    10.06     Pledge Agreement dated as of October 18, 1996, made by Symantec
                   Corporation, in favor of Sumitomo Bank, Limited, San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporation, as collateral agent
    11.01     Computation of Net Income (Loss) Per Share.
    27.01     Financial Data Schedule.

(b) Reports on Form 8-K
    A report on Form 8-K was filed by the Company on September 25, 1996, reporting the asset sale of the FormFlow family of electronic forms software programs and related tangible assets of Delrina to JetForm, pursuant to an Asset Purchase Agreement dated as of September 10, 1996 executed between Delrina and JetForm.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 1996           SYMANTEC CORPORATION

                                  By /s/ Robert R. B. Dykes
                                    -------------------------------------------
                                         Robert R. B. Dykes
                                         Executive Vice President/Worldwide
                                         Operations and Chief Financial Officer
                                         (duly authorized officer)


                                     /s/ Howard A. Bain III
                                    -------------------------------------------
                                         Howard A. Bain III
                                         Vice President Finance and
                                         Chief Accounting Officer