Form 10-Q
period 1996-12-27
SYMANTEC CORP
filed 1997-02-10
CIK 849399

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q


(MARK ONE)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1996.

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

                         YES  /X/                 NO  / /

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 3,930,768 shares of Delrina exchangeable stock, as of January 24, 1997:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                       55,273,196 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 27, 1996
                                TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets
            as of December 31, 1996 and March 31, 1996 . . . . . . . . .     3

         Consolidated Statements of Operations
            for the three and nine months ended December 31, 1996 and 1995   4

         Consolidated Statements of Cash Flow
            for the nine months ended December 31, 1996 and 1995 . . . .     5

         Notes to Consolidated Financial Statements. . . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . .    11


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    22

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .    22

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                  December 31,    March 31,
(In thousands)                                        1996          1996
--------------                                    ------------    ---------
ASSETS                                            (unaudited)

Current assets:
   Cash and short-term investments                  $  133,438   $  129,199
   Trade accounts receivable                            74,752       72,256
   Inventories                                           5,090        7,893
   Deferred income taxes                                11,140       12,875
   Other                                                11,691       14,639
                                                    ----------   ----------
     Total current assets                              236,111      236,862
Equipment and leasehold improvements                    53,088       51,698
Restricted investments                                  47,262           --
Capitalized software                                     8,871        4,183
Other                                                    2,502        5,186
                                                    ----------   ----------
                                                    $  347,834   $  297,929
                                                    ----------   ----------
                                                    ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $  25,973    $  23,368
   Accrued compensation and benefits                    18,031       14,888
   Other accrued expenses                               80,022       60,566
   Income taxes payable                                  3,237        3,329
   Current portion of long-term obligations                 19           68
                                                    ----------    ---------
     Total current liabilities                         127,282      102,219
Convertible subordinated debentures                     15,000       15,000
Long-term obligations                                      228          393

Stockholders' equity:
   Preferred stock (authorized: 1,000 shares;
      issued and outstanding: none)                         --           --
   Common stock (authorized: 100,000; issued
      and outstanding: 54,889 and 53,636 shares)           549          536
   Capital in excess of par value                      285,584      279,508
   Notes receivable from stockholders                     (144)        (144)
   Cumulative translation adjustment                    (5,994)      (7,591)
   Accumulated deficit                                 (74,671)     (91,992)
                                                    ----------   ----------
     Total stockholders' equity                        205,324      180,317
                                                    ----------   ----------
                                                    $  347,834   $  297,929
                                                    ----------   ----------
                                                    ----------   ----------

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended        Nine Months Ended
                                                                December 31,             December 31,
                                                          ---------------------     -----------------------
(In thousands, except per share data; unaudited)            1996           1995       1995           1996
                                                          --------      --------    --------       --------
Net revenues                                              $124,081      $111,097    $342,477       $329,472
Cost of revenues                                            21,976        31,070      64,190         88,378
                                                          --------      --------    --------       --------
   Gross margin                                            102,105        80,027     278,287        241,094
Operating expenses:
   Research and development                                 21,002        26,334      64,843         70,202
   Sales and marketing                                      57,495        60,159     164,241        172,818
   General and administrative                                8,858         6,275      23,951         27,163
   Acquisition, restructuring and
    other expenses                                              --        25,688       8,585         25,617
                                                          --------      --------    --------       --------
     Total operating expenses                               87,355       118,456     261,620        295,800
                                                          --------      --------    --------       --------
Operating income (loss)                                     14,750       (38,429)     16,667        (54,706)
   Interest income                                           1,556         1,745       4,991          5,929
   Interest expense                                           (352)         (338)     (1,020)        (1,121)
   Other income (expense), net                                 343           216          11         (2,437)
                                                          --------      --------    --------       --------
Income (loss) before income taxes                           16,297       (36,806)     20,649        (52,335)
Provision (benefit) for income taxes                         2,445            --       2,880         (4,609)
                                                          --------      --------    --------       --------
Net income (loss)                                         $ 13,852       (36,806)   $ 17,769       $(47,726)
                                                          --------      --------    --------       --------
                                                          --------      --------    --------       --------
Net income (loss) per share                               $   0.25      $  (0.69)   $   0.32       $  (0.91)
                                                          --------      --------    --------       --------
                                                          --------      --------    --------       --------
Shares used to compute net income
   (loss) per share                                         55,409        53,107      55,164         52,391
                                                          --------      --------    --------       --------
                                                          --------      --------    --------       --------

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               Nine Months Ended
                                                                  December 31,
(In thousands; unaudited)                                      1996         1995
-------------------------                                    ---------    ---------
OPERATING ACTIVITIES:
   Net income (loss)                                         $  17,769    $  (47,726)
   Delrina net loss for the quarter ended June 30, 1995             --         4,834
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
   Depreciation and amortization of equipment and
     leasehold improvements                                     18,331        19,856
   Amortization and write-off of capitalized software costs      3,277        16,516
   Write-off of equipment and leasehold improvements             3,083           --
   Deferred income taxes                                         1,730        (1,487)
   Net change in assets and liabilities:
     Trade accounts receivable                                  (1,206)        2,306
     Inventories                                                 2,911           993
     Other current assets                                        2,943        (3,840)
     Capitalized software costs                                 (7,660)       (1,299)
     Other assets                                                2,650         2,068
     Accounts payable                                            2,322          (429)
     Accrued compensation and benefits                           3,147          (854)
     Accrued other expenses                                     18,754         9,140
     Income taxes payable                                         (182)         (188)
                                                              ---------    ---------
Net cash provided by operating activities                       67,869          (110)
                                                              ---------    ---------
INVESTING ACTIVITIES:
   Capital expenditures                                        (22,742)      (28,273)
   Purchased product rights                                       (310)         (744)
   Purchases of short-term, available-for-sale investments    (140,000)     (104,500)
   Maturities of short-term, available-for-sale investments    150,497       118,411
   Purchases of restricted investments                         (47,262)           --
                                                              ---------    ---------
Net cash used in investing activities                          (59,817)      (15,106)
                                                              ---------    ---------
FINANCING ACTIVITIES:
   Principal payments on long-term obligations                    (214)         (119)
   Net proceeds from sales of common stock and other             5,644        19,573
                                                              ---------    ---------
Net cash provided by financing activities                        5,430        19,454
Effect of exchange rate fluctuations on cash and
  cash equivalents                                               1,253            87
                                                              ---------    ---------
Increase in cash and cash equivalents                           14,735         4,325
Beginning cash and cash equivalents                             41,777        30,192
                                                              ---------    ---------
Ending cash and cash equivalents                              $  56,512    $  34,517
                                                              ---------    ---------
                                                              ---------    ---------

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION
The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 1996 and for the three and nine months ended December 31, 1996 and 1995 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended
March 31, 1996. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 1996, March 31, 1996 and December 31, 1995 reflect amounts as of and for the periods ended December 27, 1996, March 29, 1996 and December 29, 1995, respectively.

Research and development expenditures are charged to operations as incurred. During the December 1996 quarter, the Company capitalized approximately $2.4 million of costs principally associated with the development of certain networking software products in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match those costs to the revenue generated by the developed products. Amounts capitalized may fluctuate depending in part on the number and status of internal software development projects.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


NOTE 2.  BALANCE SHEET INFORMATION
                                                  December 31,       March 31,
(In thousands)                                           1996             1996
--------------                                    ------------       ----------
                                                  (unaudited)
Cash and short-term investments:
   Cash                                            $  32,741         $  20,176
   Cash equivalents                                   23,771            21,601
   Short-term investments                             76,926            87,422
                                                   ---------         ---------
                                                   $ 133,438         $ 129,199
                                                   ---------         ---------
                                                   ---------         ---------
Trade accounts receivable:
   Receivables                                     $  78,923         $  77,272
   Less: allowance for doubtful accounts              (4,171)           (5,016)
                                                   ---------         ---------
                                                   $  74,752         $  72,256
                                                   ---------         ---------
                                                   ---------         ---------
Inventories:
   Raw materials                                   $   1,941         $   1,969
   Finished goods                                      3,149             5,924
                                                   ---------         ---------
                                                   $   5,090         $   7,893
                                                   ---------         ---------
                                                   ---------         ---------
Equipment and leasehold improvements:
   Computer equipment                              $  91,428         $  79,153
   Office furniture and equipment                     27,412            25,753
   Leasehold improvements                             17,077            12,603
                                                   ---------         ---------
                                                     135,917           117,509

   Less: accumulated depreciation and
      amortization                                   (82,829)          (65,811)
                                                   ---------         ---------
                                                   $  53,088         $  51,698
                                                   ---------         ---------
                                                   ---------         ---------
Capitalized software:
   Purchased product rights                        $   7,607         $   8,680
   Capitalized software costs                         12,941             5,623
   Less:  accumulated amortization of
      purchased product rights                        (7,435)           (8,162)
   Less:  accumulated amortization of
      capitalized software costs                      (4,242)           (1,958)
                                                   ---------         ---------
                                                   $   8,871         $   4,183
                                                   ---------         ---------
                                                   ---------         ---------
Other accrued expenses:
   Acquisition, restructuring and other expenses   $   4,110         $   7,833
   Deferred revenue                                   38,285            26,266
   Marketing development funds                        14,734            11,412
   Other                                              22,893            15,055
                                                   ---------         ---------
                                                   $  80,022         $  60,566
                                                   ---------         ---------
                                                   ---------         ---------
NOTE 3.  LINE OF CREDIT

The Company has a $10.0 million bank line of credit that expires in March 1998. There were no borrowings outstanding at December 31, 1996. The Company was in compliance with the line of credit covenants as of December 31, 1996. At December 31, 1996, there was approximately $0.4 million of standby letters of credit outstanding under this line of credit.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 4.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consisted of the following:


                                                  Three Months Ended      Nine Months Ended
                                                      December 31,           December 31,
                                                ---------------------   ---------------------
(In thousands)                                    1996         1995       1996         1995
-----------------------                         --------     --------   --------    ---------
Write off of investment in joint venture        $    --      $    --    $  1,750    $      --
Write off of acquired in-process research
  and development costs                              --           --       3,050           --
Centralization and restructuring
  and other costs                                    --           --       3,185           --
Fast Track, Inc. acquisition expenses                --           --         600           --
Delrina Corporation acquisition expenses             --       22,000          --       22,000
Loss on sale of subsidiary and other costs           --        3,688          --        3,688
Consolidation expenses for certain research
   and development activities                        --           --          --        2,229
Central Point acquisition expenses                   --           --          --       (2,300)
                                                -------      -------     -------     --------
Total acquisition, restructuring and
   other expenses                               $    --      $25,688     $ 8,585     $ 25,617
                                                -------      -------     -------     --------
                                                -------      -------     -------     --------

During November 1995, Symantec completed its acquisition of Delrina Corporation ("Delrina"), recording total acquisition charges of $22.0 million. During the December 1995 quarter, Symantec incurred a $3.7 million charge related to the sale of certain assets and liabilities of a subsidiary of the Company and other expenses.

During the quarter ended September 30, 1996, Symantec recorded a $1.8 million charge in connection with the write off of an investment in a joint venture and a $3.1 million charge for the write off of certain in-process research and development costs acquired by the Company. Additionally, during the nine months ended December 31, 1996, the Company recorded a charge of $3.2 million for costs related to the restructuring of certain domestic and international sales and research and development operations, settlement of the Carmel lawsuit (see Note
6) and other expenses. The restructuring plans should be substantially completed during fiscal 1997. Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996 in connection with the acquisition of Fast Track, Inc.

During the quarter ended June 30, 1995, the Company incurred $2.2 million to consolidate certain research and development activities. This consolidation has been completed. In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition and restructuring expenses related to the acquisition of Central Point Software, Inc. ("Central Point") of $2.3 million, as actual restructuring costs incurred were less than costs previously accrued by Central Point.

As of December 31, 1996, total remaining accrued acquisition, restructuring and other expenses were $4.1 million and included $0.6 million for legal, accounting and financial advisory services, $2.6 million for the elimination of duplicative and excess facilities, and $0.9 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 6.  LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 10, 1997, to reflect changes brought about by Symantec's demurrer to previous complaints. The same plaintiffs have further filed, on January 7, 1997, a complaint in federal court based on the same facts as the state court complaint, for violation of the Securities Act of 1934. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints. The Company has accrued certain estimated legal fees and expenses related to this matter; however, actual amounts may differ materially from those estimated amounts.

On September 3, 1992, Borland International, Inc. ("Borland") filed a lawsuit in the Superior Court for Santa Cruz County, California against Symantec, Gordon E. Eubanks, Jr. (Symantec's President and Chief Executive Officer) and Eugene Wang (a former Executive Vice President of Symantec who is a former employee of Borland). The complaint, as amended, alleges misappropriation of trade secrets, unfair competition, including breach of contract, interference with prospective economic advantage and unjust enrichment. Borland alleged that prior to joining Symantec, Mr. Wang transmitted to Mr. Eubanks confidential information concerning Borland's product and marketing plans. Borland claims damages in an unspecified amount. Symantec has denied the allegations of Borland's complaint and contends that Borland has suffered no damages from the alleged actions. Borland obtained a temporary restraining order and a preliminary injunction prohibiting the defendants from using, disseminating or destroying any Borland proprietary information or trade secrets. Symantec filed a cross complaint against Borland alleging that Borland had committed abuse of process and defamation in publishing statements that Symantec had acted in contempt of a temporary restraining order. The case is not being actively prosecuted at this time due to the outcome of the criminal proceedings, discussed below. Symantec believes that Borland's claims have no merit.

On September 2, 1992, the Scotts Valley, California police department, operating with search warrants for Borland proprietary and trade secret information, searched Symantec's offices and the homes of Messrs. Eubanks and Wang and removed documents and other materials. On February 26, 1993, criminal indictments were filed against Messrs. Eubanks and Wang for allegedly violating various California Penal Code Sections relating to the misappropriation of trade secrets and unauthorized access to a computer system. On November 19, 1996, the criminal indictments were dismissed at the request of the District Attorney.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

Symantec is currently evaluating claims of patent infringement asserted by IBM with respect to certain of the Company's products. While the Company believes that it has valid defenses to these claims, there can be no assurance that the outcome of any related litigation or negotiation would not have a material adverse impact on the Company's future results of operations or cash flows.

NOTE 7.  LEASE AGREEMENTS

In October 1996, Symantec entered into lease agreements for two office buildings in Cupertino, California. The lease agreements are for seven years and the lease payments total approximately $2.6 million per year. Lease payments are based on the three month London Interbank Offering Rate ("LIBOR") in effect at the beginning of each fiscal quarter. Symantec has the right to acquire the related properties at any time during the seven year lease period or may renew the lease. The guaranteed residual payment on the lease agreements totals approximately $38.4 million. Symantec is required to maintain a corresponding investment in U.S. treasury notes with maturities not to exceed three years. Symantec is restricted in use of these investments per the terms of the lease agreement. The investments total $39.3 million and are classified as non-current restricted investments within the financial statements.

The Company currently occupies a portion of these office buildings and has assumed the right to sub-lease income provided by the other tenants, which is estimated to be approximately $2.1 million per fiscal year based on current occupancy and rental rates. The sub-lease agreements have terms expiring in January 1997 through September 2000.

NOTE 8.  SUBSEQUENT EVENT

In January 1997, Symantec entered into a lease agreement for land to support future expansion in Cupertino, California. The lease agreement is for seven years and the lease payments total approximately $0.4 million per year. Lease payments are based on the three month LIBOR in effect at the beginning of each fiscal quarter. Symantec has the right to acquire the related property at any time during the seven year lease period or may renew the lease. The guaranteed residual payment on the lease agreement is approximately $7.0 million. Symantec is required to maintain a corresponding investment in U.S. treasury notes with maturities not to exceed three years of $7.1 million. The investments currently are classified as long-term restricted investments within the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements contained in the following discussion. Such factors and risks include, but are not limited to, competition in the market for application and network computer software, including price and product feature competition; the introduction of new or upgraded products by existing or new competitors; the economic environment, including corporate spending patterns; dependence on distributors and the emergence of new channels or changes to the current distribution channels, including the Internet; consumer acceptance of new operating systems and the successful development of the Company's products for these operating systems; the timing and consumer acceptance of the Company's new or upgraded products; the ability to successfully develop, market, support and acquire new products in an environment of rapidly changing technology and operating systems and the cost of such activities; acquisition risks, including increased costs and uncertain benefits and the ability to effectively integrate operations of acquired companies and manage growth; seasonality in the retail software markets; and risks associated with international operations, including foreign currency conversion, taxes and other legal restrictions.

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

Furthermore, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. The impact of the market's acceptance and adoption rate of new operating systems on Symantec's business, and investors' assessment thereof, will likely continue to result in significant volatility of Symantec's results and stock price. Also, the Internet has allowed the emergence of new competitors who have extended their product offerings from Internet based distribution to the retail distribution channel.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred recently and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the timing of announcements and releases of new or enhanced versions of its products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, seasonality in the retail software market, the market's transition between operating systems and the transition from a desktop PC environment to an enterprise-wide environment. These factors may cause significant fluctuations in net revenues and, accordingly, operating results.

The Company has, in the past, and is continuing to devote substantial efforts to the development of software products that operate on Microsoft's Windows and/or Windows NT operating systems. Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in its most recent release, Windows 95, and may include additional product features in future releases of its operating systems that may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


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

The release of product upgrades typically results in an increase in net revenues in the first three to six months following their introduction due to purchases by existing users, usually at discounted prices, and initial inventory purchases by Symantec's distributors. In addition, between the date Symantec announces a new version or new product and the ultimate release date, distributors, dealers and end users often delay purchases, cancel orders or return existing versions of the Company's products in anticipation of the availability of the new version or new product.

The Company's pattern of revenues and earnings may also be affected by a phenomenon known as "channel fill." Channel fill occurs following the introduction of a new product or a new version of a product as distributors buy significant quantities of the new product or new version in anticipation of sales of such product or version. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." The phenomenon of channel fill also may occur in response to sales promotions or incentives or the discontinuance of sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels also may become filled simply because the distributors are unable to, or do not, sell their inventories to retail distribution or end users as originally anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases, cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of levels deemed appropriate in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill. Channel fill did not have a material impact on the Company's revenues in the three and nine months ended December 31, 1996 and 1995 but may have a material impact in future periods, especially in periods where a large number of new products are introduced.

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

Desktop software products are generally sold through the distribution channel or directly to end-users. The Company's distribution customers also carry the products of Symantec's competitors, some of which have significant financial resources. The distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec as well as those offered by its competitors over which the Company has no control and which it cannot predict.

Symantec believes that many of its customers are moving toward an enterprise-wide computing environment where more desktop personal computers will be interconnected into large local-area and wide-area networks administered by corporate MIS departments as well as through the public Internet and corporate intranets. Symantec believes that it must continue to develop relationships with systems integrators and other third-party vendors that provide customer specific consulting and integration services and deliver products developed for this market segment. While the Company expects the market's shift toward enterprise, Internet/intranet products to continue, there can be no assurance that the Company's enterprise products will be successful or will gain customer acceptance. A very high proportion of enterprise product sales may be completed in the last few days of each quarter, in part because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms. This uncertainty related to customer product acceptance and the end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The trend towards server-based applications, the Internet and intranet environments could have a material adverse effect on sales of the Company's desktop-based products.

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

During fiscal 1993, Symantec believes net revenues were adversely affected by an unexpected substantial price reduction in 486-based personal computers that caused a shift in customer spending from software to personal computer hardware. Symantec also believes that the shift was caused by the introduction of the Windows 3.1 operating system, which required more computing capability. The next class of personal computers, including those based on Intel's aggressively marketed P6/Pentium Pro microprocessor or Motorola, Inc.'s Power-PC, have started to reduce in price, and there may be another shift in customer buying away from software and Symantec's products, which could result in significantly reduced revenues and a material adverse effect on operating results. In addition, Windows 95 and Windows NT require significantly more computer memory and hard disk space than Windows 3.1, and if there is a shift from software to hardware spending, there could be an adverse effect on the sales of computer hardware and software. Either of these events could result in significantly reduced net revenues and have a material adverse effect on Symantec's operating results and on the Company's common stock price.

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

The Company operates in a complex legal environment where, for example, an increasing number of patents are being issued that are potentially applicable to software. Additionally, allegations of patent infringement are becoming increasingly common in the software industry. Symantec is currently evaluating claims of patent infringement asserted by IBM with respect to certain of the Company's products. While the Company believes that it has valid defenses to these claims, there can be no assurance that the outcome of any related litigation or negotiation would not have a material adverse impact on the Company's future results of operations or cash flows.

Additional information on these and other risk factors which could adversely affect the Company's financial results is included in the Annual Report on Form 10-K and the quarterly reports on Form 10-Q as filed by the Company with the Securities and Exchange Commission on June 26, 1996, August 9, 1996 and November 12, 1996, respectively.

OVERVIEW

Symantec develops, markets and supports a diversified line of application and network software products designed to enhance individual and workgroup productivity. Founded in 1982, the Company has offices in the United States, Canada, Japan, Australia, Europe, the Pacific Rim and Latin America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                            Three Months       Percent        Nine Months             Percent
                                                Ended          Change            Ended                Change
                                             December 31,     in Dollar       December 31,           in Dollar
                                         ------------------    Amounts      ------------------        Amounts
                                         1996          1995    -------      1996          1995        --------
                                         ----          ----                 ----          ----

Net revenues..........................    100%          100%       12%       100%           100%         4%
Cost of revenues......................     18            28       (29)        19             27        (27)
                                         ----          ----                 ----           ----
    Gross margin......................     82            72        28         81             73         15

Operating expenses:
    Research and development..........     17            24       (20)        19             21         (8)
    Sales and marketing...............     46            54        (4)        48             53         (5)
    General and administrative........      7             6        41          7              8        (12)
    Acquisition, restructuring and
      other expenses..................     --            23         *          2              8        (67)
                                         ----          ----                 ----           ----
      Total operating expenses........     70           107       (26)        76             90        (12)
                                         ----          ----                 ----           ----
Operating income (loss)...............     12           (35)        *          5            (17)         *
Interest income.......................      1             2       (11)         1              2        (16)
Interest expense......................     --            --         4         --             --         (9)
Other income (expense), net...........     --            --        59         --             (1)         *
                                         ----          ----                 ----           ----
Income (loss) before income taxes.....     13           (33)        *          6            (16)         *
Provision (benefit) for income taxes..      2            --         *          1             (2)         *
                                         ----          ----                 ----           ----
Net income (loss).....................     11%          (33)%       *          5%           (14)%        *
                                         ----          ----                 ----           ----
                                         ----          ----                 ----           ----

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES.
-------------

Net revenues were $124.1 million and $111.1 million in the quarters ended December 31, 1996 and 1995, respectively. Strong sales of anti-virus, Internet tools, contact management and utilities products during the December 1996 quarter more than offset the declining sales on products which Symantec no longer actively develops or markets. Subsequent to December 1995, the price of Norton AntiVirus was reduced; however, the increase in unit sales more than offset the decrease in pricing, resulting in a year-to-year increase in net revenues. Included in the December 1996 quarter is $1.9 million in consulting fees related to a contract which was substantially completed as of the end of the December 1996 quarter. As a result of the sale of its electronic forms software products and related tangible assets to JetForm Corporation ("JetForm") in the September 1996 quarter, Symantec recognized royalty revenue of $5.5 million during the December 1996 quarter.

Net revenues were $342.5 million and $329.5 million in the nine months ended December 31, 1996 and 1995, respectively. The $13.0 million increase in net revenues is primarily the result of strong anti-virus, network communications and Internet tools product sales, which more than offset the declining sales for products no longer actively developed or marketed by Symantec and the one time recognition of approximately $7.2 million of previously deferred Central Point Software, Inc. ("Central Point") revenue in 1995. Consulting net revenues increased by $6.1 million during the nine month period ended
December 31,1996, as compared to the same period last year, as a result of a consulting contract which was substantially completed as of the end of the December 1996 quarter. During the nine month period ended December 31, 1996, the Company recognized royalty revenue totaling $12.7 million of the total $100.0 million JetForm sale price, the remainder of which JetForm is contractually obligated to remit to Symantec in quarterly payments concluding in June 2000. Due to the uncertainty regarding the collectibility of these amounts, Symantec is recognizing the payment amounts as received from JetForm.

Net revenues from international sales were $37.9 million and $38.4 million and represented 31% and 35% of total net revenues in the quarters ended December 31, 1996 and 1995, respectively. Net revenues from international sales were $102.5 million and $114.8 million and represented 30% and 35% of total net revenues for the nine months ended December 31, 1996 and 1995, respectively. The decrease in international net revenue as a percentage of total net revenue is partially the result of domestic revenue growth during a period of international revenue decline. Additionally, international revenues for the nine months ended December 31, 1995 included the one time recognition of approximately $7.2 million, or 6% of total net revenues, previously deferred by Central Point prior to its acquisition by Symantec. For the comparable nine month periods, declining revenue was also recorded in the United Kingdom and Germany, primarily as the result of declining Windows 95 based product sales. Sales in Japan increased during the current fiscal year.

During the December 1996 quarter, Symantec released various new products and upgrades including ACT! For Windows 95 and NT, pcHandyman, HealthyPC, CrashGuard, WinFax PRO 7.5, Visual Cafe, Visual Page, Norton Speed Disk Preview for Windows NT 4.0 and Norton AntiVirus for Internet Email Gateways.

The Company's product return reserve balances typically fluctuate from period to period based upon the level and timing of product upgrade releases. Product return reserve balances at December 31, 1996 were substantially lower than reserve balances at December 31, 1995. The decrease in the product return reserve balance is primarily related to the introduction of Symantec's Windows 95 products during the September and December 1995 quarters, which had high sell-in volumes and, as a result, higher return provisions were estimated. The level of actual product returns and related product return reserves is largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with current versions of the Company's product. As a result, gross revenues generally move in the same direction as product returns. Changes in the levels of product returns and related product return reserves are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Symantec provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days complimentary free telephone support for certain of the Company's products. In addition, Symantec offers both individual users and corporate customers a variety of fee-based support options for certain of the Company's products, designed to meet their individual technical support requirements. Fee-based technical support services did not generate significant net revenues in the three and nine months ended December 31, 1996 and 1995 and are not expected to generate material net revenues in the near future.

GROSS MARGIN.
-------------

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $0.6 million and $9.3 million for the quarters ended December 31, 1996 and 1995, respectively, and $3.3 million and $16.5 million for the nine months ended December 31, 1996 and 1995, respectively. The significant decrease in amortization and write-off of purchased product rights and capitalized software development expenses for the three and nine months ended December 31, 1996 from the 1995 periods is due to Symantec's decision during the September and December 1995 quarters to discontinue development and marketing efforts related to certain products and Delrina's write-off of capitalized software development costs for software designed to operate on the Windows 3.1 operating system.

Gross margins were 82% and 72% for the quarters ended December 31, 1996 and 1995, respectively. The increase in the gross margin percentage is primarily due to the significant write-off of purchased product rights and capitalized software during the December 1995 quarter, as discussed above. In addition, a $5.5 million royalty payment associated with the JetForm transaction was recorded in net revenues during the December 1996 quarter. Royalty costs decreased by $1.2 million for the December 1996 quarter, as compared to the December 1995 quarter, due to a reduction in sales of products with royalty obligations.

Symantec believes that the gross margin percentage should remain at approximately 80% to 83% for the remainder of fiscal 1997 unless there is a significant change in Symantec's net revenues or product mix.

RESEARCH AND DEVELOPMENT EXPENSES.
----------------------------------

Research and development expenses decreased 20% to $21.0 million or 17% of net revenues in the quarter ended December 31, 1996 from $26.3 million or 24% of net revenues in the quarter ended December 31, 1995. Research and development expenses decreased to 19% of net revenues in the nine months ended December 31, 1996 from 21% for the nine months ended December 31, 1995.
 Research and development expenditures are generally charged to operations as incurred. The decrease in research and development expense is principally due to decreased product development efforts associated with the Company's development of certain software products and an increase in capitalized software development costs.

During the three and nine month periods ended December 31, 1996, the Company capitalized approximately $2.4 million and $7.7 million, respectively, of costs principally associated with the development of certain networking software products in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the developed products. Amounts capitalized may fluctuate depending in part on the number and status of internally developed software projects. Capitalized software development costs were not material as of December 31, 1995.

SALES AND MARKETING EXPENSES.
-----------------------------

Sales and marketing expenses decreased 4% to $57.5 million or 46% of net revenues in the quarter ended December 31, 1996 from $60.2 million or 54% of net revenues in the prior year's comparable quarter. The decrease

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in sales and marketing expenses was principally related to the elimination of duplicative sales and marketing expenses as a result of the acquisition of Delrina by Symantec and to the elimination of sales and marketing expenses related to the electronic forms software products which were sold to JetForm in September 1996. Reductions in expenditures for products no longer actively marketed by Symantec were offset by increased spending for new products released during the December 1996 quarter. These factors also contributed to the $8.6 million decrease in sales and marketing expenses to $164.2 million from $172.8 for the nine months ended December 31, 1996 and 1995, respectively.

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

GENERAL AND ADMINISTRATIVE EXPENSES.
------------------------------------

General and administrative expenses increased from $6.3 million or 6% of net revenues in the quarter ended December 31, 1995 to $8.9 million or 7% of net revenues in the quarter ended December 31, 1996. The increase was primarily the result of management consulting expenditures. The decrease in general and administrative expenses from $27.2 million or 8% of net revenues for the nine months ended December 31, 1995 to $24.0 million or 7% of net revenues for the nine months ended December 31, 1996 is primarily due to the elimination of duplicative general and administrative expenses as a result of the acquisition of Delrina by Symantec.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.
----------------------------------------------
Acquisition Expenses.
---------------------

During the quarter ended December 31, 1995, Symantec completed its acquisition of Delrina Corporation ("Delrina") and recorded total acquisition charges of $22.0 million. In addition, during the December 1995 quarter, Symantec incurred a $3.7 million charge related to the sale of certain assets and liabilities of a subsidiary of the Company and other expenses.

During the September 1996 quarter, Symantec wrote off $1.8 million related to an investment in a joint venture and $3.1 million in connection with the acquisition of certain in-process software development.

In the quarter ended June 30, 1996, Symantec recorded total acquisition charges of $0.6 million in connection with the acquisition of Fast Track, Inc.

In the quarter ended June 30, 1995, the Company recognized a reduction in accrued acquisition and restructuring expenses related to Central Point Software, Inc. ("Central Point") of $2.3 million as actual costs incurred were less than costs previously accrued by the companies.

RESTRUCTURING AND OTHER NON-RECURRING EXPENSES.
-----------------------------------------------

During the September 1996 quarter, Symantec recorded $2.5 million for costs related to the restructuring of certain domestic and international sales and research and development operations. $0.7 million was recorded in the June 1996 quarter related to the centralization of certain research and development activities, litigation settlement costs and other non-recurring expenses. These restructuring plans should be substantially completed during fiscal 1997.

In February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan was designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During the quarter ended June 30, 1995, the Company incurred $2.2 million for the consolidation of equipment and personnel. This consolidation has subsequently been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).
-------------------------------------------------------------

Interest income was $1.6 million and $1.7 million in the quarters ended December 31, 1996 and 1995, respectively, and $5.0 million and $5.9 million for the nine months ended December 31, 1996 and 1995, respectively. The decrease in interest income for the three and nine month periods is due to lower average interest rates on invested cash balances.

Interest expense was $0.4 million and $0.3 million for the three months ended December 31, 1996 and 1995, respectively, and $1.0 million and $1.1 million for the nine months ended December 31, 1996 and 1995, respectively. Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in foreign currency exchange rates.

Symantec conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. Symantec utilizes some natural hedging to mitigate Symantec's transaction exposures and hedges some residual transaction exposures through the use of one-month forward contracts. At December 31, 1996, there was a total of approximately $125.1 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $97.3 million at December 31, 1996. There have been no significant gains or losses to date with respect to these activities.
 Gains or losses would occur on forward contracts held by Symantec when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, trade payables, intercompany balances, and short-term notes. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. Symantec does not hedge its translation risk.

INCOME TAX PROVISION.
---------------------

The effective tax provision for the nine months ended December 31, 1996 was 14%, which is lower than the U.S. federal statutory tax rate due to the utilization of previously unbenefitted pre-acquisition losses from Delrina. Symantec believes that the effective tax rate may increase in future fiscal years. The effective tax benefit for the nine months ended December 31,1995 was 9%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash, short-term investments and restricted investments totaled $180.7 million at December 31, 1996, as compared to $129.2 million at March 31, 1996. Cash provided by operating activities was partially offset by the reclassification of $47.3 million to restricted investments, a non-current asset. The restricted investment balance relates to collateral requirements under lease agreements entered into by Symantec during the current fiscal year. Net cash provided by operating activities was $67.9 million and was comprised of the Company's net income of $17.8 million and non-cash related expenses of $26.4 million and an decrease in net assets and liabilities of $23.7 million.

Trade accounts receivable increased $2.5 million from $72.3 million at March 31, 1996 to $74.8 million at December 31, 1996 primarily due to higher revenue in the December 1996 quarter. Net inventories decreased $2.8 million from $7.9 million at March 31, 1996 to $5.1 million at December 31, 1996.
The decrease in inventory balances was due to higher Delrina product inventories at March 31, 1996.

Symantec has a $10.0 million bank line of credit that expires in March 1998. The Company was in compliance with the line of credit covenants at December 31, 1996. At December 31, 1996, there were no borrowings outstanding under this line and there was approximately $0.4 million of standby letters of credit outstanding under this line of credit. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

under the line of credit, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

As of December 31, 1996, Symantec is obligated under lease agreements for two office buildings in Cupertino, California, for which the Company is required to maintain a restricted cash balance to be invested in U.S. treasury notes with maturities not to exceed three years. In accordance with the lease terms, these funds would not be available to meet operating cash requirements. If the Company were to sustain significant operational losses, it would be required the pursue of alternative financing options. Subsequent to December 31, 1996, the Company entered into a lease agreement for land in Cupertino, California, with a restricted cash balance requirement. The restricted cash balance as of December 31, 1996 covers lease requirements for both office buildings and the land and is unavailable for working capital purposes.

Symantec may utilize significant amounts of cash in connection with the potential acquisition of additional companies, capital equipment and software product rights in the future. However, if the Company were to sustain significant losses, there can be no assurances that the bank line of credit, which is available through March 1998, would remain available. Additionally, Symantec could be required to reduce operating expenses, which could result in product delays; reassess acquisition opportunities, which could negatively impact Symantec's growth objectives; and/or pursue other financing options. Symantec believes existing cash and short-term investments will be sufficient to fund operations for the next year.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes to Consolidated Financial Statements included herein on page 9 of this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:
    None

(b) Reports on Form 8-K
    None

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 10, 1997           SYMANTEC CORPORATION




                                   By /s/ Robert R. B. Dykes
                                     -------------------------------------------
                                          Robert R. B.Dykes
                                          Executive Vice President/Worldwide
                                          Operations and Chief Financial Officer
                                          (duly authorized officer)


                                      /s/ Howard A. Bain III
                                     -------------------------------------------
                                          Howard A. Bain III
                                          Vice President Finance and
                                          Chief Accounting Officer