Form 10-K
period 1997-03-28
SYMANTEC CORP
filed 1997-06-24
CIK 849399

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-K

 (MARK ONE)
      X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 28, 1997.
                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

       Registrant's telephone number, including area code: (408) 253-9600
--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:


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

                       YES    X                NO
                             ---                 ---
  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on June 1, 1997 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:

                                $1,046,855,373

  Number of shares outstanding of each of the registrant's classes of common stock, including 2,919,312 shares of Delrina exchangeable stock, as of June 1, 1997:

                                  55,323,964


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 18, 1997 are incorporated by reference into Part III.
================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                TABLE OF CONTENTS

                                     PART I.

                                                                      Page
Item 1.  Business..................................................      1

Item 2.  Properties................................................      9

Item 3.  Legal Proceedings.........................................      9

Item 4.  Submission of Matters to a Vote of Security Holders.......      9

                                   PART II.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................     10

Item 6.  Selected Financial Data...................................     11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................     12

Item 8.  Financial Statements and Supplementary Data...............     23

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.......................     23

                                  PART III.

Item 10  Directors and Executive Officers of the Registrant........     24

Item 11  Executive Compensation....................................     26

Item 12. Security Ownership of Certain Beneficial Owners and
         Management................................................     26

Item 13. Certain Relationships and Related Transactions............     26

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K..............................................      27

Signatures........................................................      55

PART I

ITEM 1: BUSINESS.

FORWARD-LOOKING STATEMENTS.
---------------------------

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

GENERAL.
--------

Symantec Corporation ("Symantec" or the "Company") develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity. Approximately 80% of Symantec's net revenues are derived from products that operate on Microsoft Corporation's ("Microsoft") MS-DOS, Windows, Windows 95 and Windows NT operating systems for personal computers. Symantec also offers products for use on the Apple Macintosh, Power Macintosh and IBM OS/2 operating systems.

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

Since Symantec's initial public offering on June 23, 1989, the Company has completed acquisitions of the following companies:

                                                                             Software or Activity
Companies Acquired                                      Date Acquired        Acquired
------------------                                      -------------        --------------------
Fast Track, Inc. ("Fast Track")                         May 28, 1996         Network Management Utilities
Delrina Corporation ("Delrina")                         November 22, 1995    Remote Productivity Solutions
Intec Systems Corporation ("Intec")                     August 31, 1994      Applications
Central Point Software, Inc. ("Central Point")          June 1, 1994         Security and Assistance
SLR Systems, Inc. ("SLR")                               May 31, 1994         Internet Tools
Fifth Generation Systems, Inc. ("Fifth Generation")     October 4, 1993      Security and Assistance
Contact Software International, Inc. ("Contact")        June 2, 1993         Remote Productivity Solutions
Certus International Corporation ("Certus")             November 30, 1992    Security and Assistance
MultiScope, Inc. ("MultiScope")                         September 2, 1992    Internet Tools
The Whitewater Group, Inc. ("Whitewater")               September 2, 1992    Internet Tools
Symantec (UK) Ltd. ("Symantec UK")                      April 3, 1992        Marketing Entity
Zortech Ltd. ("Zortech")                                August 31, 1991      Internet Tools
Dynamic Microprocessor Associates, Inc. ("DMA")         August 30, 1991      Remote Productivity Solutions
Leonard Development Group ("Leonard")                   August 30, 1991      Applications
Peter Norton Computing, Incorporated ("Norton")         August 31, 1990      Security and Assistance

All of these acquisitions were accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of these companies and Symantec with the exception of Fast Track, Intec, SLR, MultiScope and Whitewater, which had results of operations that were not material to Symantec's consolidated financial statements.

Symantec's business strategy is to satisfy customer needs by developing and marketing products across multiple operating platforms that make customers productive and keep their computers safe and reliable - anywhere, anytime.

During fiscal 1997, in a move to focus the Company's product offerings on customer needs, Symantec sold its FormFlow product line, acquired as part of the Delrina acquisition, to JetForm Corporation and sold the assets comprising its networking business unit to the Hewlett-Packard Company. See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1997, 1996 and 1995 reflect amounts as of and for the periods ended March 28, 1997, March 29, 1996 and March 31, 1995, respectively.


PRODUCTS AND SERVICES.
----------------------

Symantec's products, comprising both application software and system software, are currently organized into the following three major product groups: Remote Productivity Solutions, Security and Assistance and Emerging Businesses and Other. The following table summarizes Symantec's principal products by product group:


Principal Products
-------------------------------------------

REMOTE PRODUCTIVITY SOLUTIONS
  ACT!(R)
  Internet FastFind(TM)
  WinFax(R) PRO
  pcANYWHERE(R)

SECURITY AND ASSISTANCE
  Norton AntiVirus(R)
  Symantec AntiVirus for Macintosh (SAM(R))
  Norton Your Eyes Only(TM)
  Norton Utilities(R)
  Norton Commander(R)
  Healthy PC.com(TM)
  PC Handyman(TM)
  CrashGuard(TM)

EMERGING BUSINESSES AND OTHER
  Symantec Cafe(TM)
  Visual Cafe(TM)
  Visual Cafe(TM) PRO
  Visual Page(TM)


REMOTE PRODUCTIVITY SOLUTIONS

The Remote Productivity Solutions business is focused on helping remote professionals remain productive - anytime, anywhere. This business unit focuses on customer needs to access information, applications and data from any location.

ACT! is an easy-to-use contact database with a graphical activity schedule, a full-featured word processor that links Microsoft Word and Wordperfect and a report generator. ACT! manages and integrates a user's contacts, calendar and communication through the use of integrated e-mail messaging. In addition, it has a drag-and-drop to link any file to any contact. ACT! runs on the Windows, Windows 95, Windows NT, MS-DOS, Macintosh, Newton, Psion, Lotus Notes and palmtop operating systems.

Internet FastFind allows the user to use all of the top search engines at once as well as locate specific files on the Internet. Other features include "Notify" which automatically tracks and alerts when changes occur to favorite folders, FTP and Web sites and "PatchConnect" which identifies your system's hardware and software and automatically connects you to the appropriate Internet sites. Internet FastFind also uses Symantec's LiveUpdate to download and install the latest free updates. Internet FastFind runs on the Windows 95 and Windows NT operating systems.

WinFax PRO allows users to send, receive and manage faxes. WinFax PRO provides background faxing, which allows users to continue working on other applications while sending a fax via the Internet or any fax machine in the world. WinFax PRO also provides enhanced file compression, which increases the speed at which faxes are transmitted. Other features include "Delrina Pager," which allows a computer to page a user to alert him or her of incoming voice and fax messages and "call identify," which allows a user to view the incoming fax or phone number on the user's computer screen before answering the phone. In addition, WinFax PRO for Networks offers comprehensive support for the most common e-mail packages, enabling users to receive faxes directly to their e-mail address. It also uses Symantec's LiveUpdate to download and install the latest free updates. WinFax PRO runs on the Windows, Windows 95 and Windows NT operating systems.

pcANYWHERE offers reliable, fast and flexible PC-to-PC remote computing via serial or modem connection. pcANYWHERE lets the user remotely control one PC from the keyboard of another PC. The offsite remote PC, laptop or PC terminal controls the operation of the distant host PC. The software allows the user to run any MS-DOS, Windows, Windows 95, Windows NT or Windows CE application remotely, transfer files and perform other data operations. In addition to allowing a remote user to run a distant PC, pcANYWHERE optionally allows users at the host (distant) machine to view the operations being conducted from the remote site. This makes pcANYWHERE ideal for support of users as a remote helpdesk function for both problem solving and application training.

SECURITY AND ASSISTANCE
The Security and Assistance business is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable.

Norton AntiVirus/Symantec AntiVirus for Macintosh (SAM) are programs for the protection, detection and elimination of computer viruses under the MS-DOS, Windows, Windows 95, Windows NT, Macintosh, Power Macintosh and OS/2 operating systems. They provide virus protection, detection and repair capability, recognize virus-like behavior and prevent most known or unknown viruses from infecting a system. They detect viruses and disinfect infected files and disks during normal computer use. They also detect and disinfect floppy boot-track viruses, stealth and encrypted viruses and remove active viruses from memory. They are designed to prevent viruses with a unique, comprehensive, multi-layered line of defense that combines scanning, virus sensing and inoculation. They also use Symantec's LiveUpdate to download and install the latest free updates.

Norton Your Eyes Only offers comprehensive 32-bit security designed specifically for the Windows 95 operating system, "on-the-fly" automatic encryption using RSA Data Security, Inc.'s public key encryption technology, optional access control during boot-up to prevent unauthorized access to data on the hard disk and configurable automatic time-out blanking of the screen if the computer system is idle for a specified period of time. The administrator version provides configuration, distribution and management for an entire network from a central location.

Norton Utilities are a set of "tools" designed to address the system-level operations of the MS-DOS, Windows, Windows 95, Windows NT, Macintosh and Power Macintosh operating systems. Norton Utilities provides disk and data recovery, security, performance optimization, system and .ini-file monitoring and preventive maintenance functions. The Norton Utilities can restore the structure of a disk and files under certain conditions and can also provide for file de-fragmentation, system operation information, file unerasing and other file and system operation improvements. It also uses Symantec's LiveUpdate to download and install the latest free updates.

Norton Commander is designed to provide a character-based graphical approach and mouse capability for operations such as copy, move and delete. Norton Commander includes a MCI mail facility, file compression, Commander Link and a PC-to-PC file transfer function. Norton Commander includes a wide range of file viewers, application launching functions, a customizable menuing facility and a variety of network utilities and editor associates. Norton Commander runs on the MS-DOS, Windows, Windows 95 and Windows NT operating systems.

Healthy PC.com is an Internet site operated by Ziff-Davis' ZDNet division that consists of two separate services which include a free advice and consultation area maintained by ZDNet and the Healthy PC.com Health Club, a subscription based membership service which provides access to Symantec's AntiVirus, disk repair and LiveUpdate software. Healthy PC.com runs on the MS-DOS, Windows, Windows 95 and Windows NT operating systems.

PC Handyman works continuously in the background to fix all kinds of PC operation problems such as screen freezes and hard drive crashes, and to keep important PC functions running smoothly. This product also provides the user with a trouble-shooting screen to help pinpoint computer problems and identify solutions. PC Handyman runs on the Windows 95 operating system.

CrashGuard allows users to unfreeze most applications using the familiar Ctrl-Alt-Del keystroke combination, even when the system is hung or otherwise not responding. This program notifies you when a crash has been intercepted and provides a recommendation for fixing the crash. It also uses Symantec's LiveUpdate to download and install the latest free updates. CrashGuard runs on the Windows 95 and Windows NT operating systems.

EMERGING BUSINESSES AND OTHER
The Emerging Businesses and Other business includes products providing an easy to use Java development environment, as well as revenue streams from the sale of certain of the Company's software product lines and revenues from products nearing the end of their life cycle.

Symantec Cafe features a native Java compiler that allows the building of Java programs. It provides a Class Browser, an introduction to Java programming book and over 35 sample applets that help developers get started quickly using Java in their web pages. In addition, Symantec Cafe provides a fully integrated graphical debugger for Java, allowing developers to do source level debugging of their Java standalone applications or applets that are embedded inside an HTML web page. This product runs on the Windows 95, Windows NT, Macintosh and Power Macintosh operating systems.

Visual Cafe provides developers with a fast and productive visual programming environment for creating Java applets and applications. It includes many application components like buttons, text boxes and dialog boxes to create your own templates to reuse on future projects. In addition, it provides drag-and-drop visual programming for quick application development with minimal coding as well as a powerful, integrated graphical debugger to quickly debug applications at the source level. This product runs on the Windows 95, Windows NT, Macintosh and Power Macintosh operating systems.

Visual Cafe PRO provides the complete Visual Cafe Java Rapid Application environment as well as the tools to create database applets and applications to allow the user to build Web pages with interactive database links in one complete, fully-integrated environment. It represents data structures graphically and uses wizards to instantly create dialogs and applications (including master/detail joins) with live connections to database tables. This product runs on the Windows 95, Windows NT, Macintosh and Power Macintosh operating systems.

Visual Page allows business users to create documents on a web page for other people to access. Visual Page provides the user with a "Standard" Word Processor Toolbar with easy to use features to change type face sizes, align text and set styles. It also contains a Site Window which allows easy link setup and shows all pages, anchors and images in one convenient window. Other features include support for Java Applets, Netscape plug-ins and embedded Quicktime movies as well as an interface to support Apple Java Virtual Machine (VM) to make Java applets "alive". This product runs on the Windows 95, Windows NT, Macintosh and Power Macintosh operating systems.

SALES, INTERNATIONAL SALES AND CUSTOMER SUPPORT.
------------------------------------------------

Symantec markets its products worldwide utilizing a multi-channel strategy of direct sales and indirect sales through independent software distributors, major retail chains and resellers.

SALES AND MARKETING
Symantec utilizes both direct and indirect sales forces to encourage end users to adopt Symantec's products as corporate standards. The direct sales force focuses primarily on site license sales where a license for multiple workstations is sold to a customer at a negotiated price. The sales cycle with respect to site license sales may be lengthy and may be subject to integration and acceptance by the customer. The Company also employs an indirect sales force that works closely with its major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to retail chains as well as promotions and other selling activities. At March 31, 1997, Symantec had approximately 120 people in its North American direct and indirect sales force.

Symantec maintains distribution relationships with major independent distributors. These distributors stock Symantec's products in inventory for redistribution to independent dealers, consultants and other resellers. Symantec also maintains relationships with major retailers, including CompUSA and Best Buy. Symantec markets to these retailers through independent distributors. Additionally, Symantec sells product upgrades and certain of its products to end users through direct mail campaigns and the Internet.

Approximately 34% of Symantec's net revenues in the year ended March 31, 1997 were derived from Symantec's two largest distributors. Ingram Micro, Inc. represented 27%, 27% and 22% of Symantec's net revenues in fiscal 1997, 1996 and 1995, respectively, while Merisel Americas, Inc. represented 7%, 10% and 11% of Symantec's net revenues in fiscal 1997, 1996 and 1995, respectively. Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Such distributors are not within the control of Symantec, are not obligated to purchase products and also represent other vendors' product lines. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Business Risks - Distribution Channels.)

Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Various distributors and resellers may have different return policies that may negatively impact the level of products which are returned to Symantec. Product returns occur when the Company introduces upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require the Company to offer rights of return for products that distributors or retail stores are unable to sell. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Product Returns.)

Symantec's marketing activities include advertising in trade, technical and business publications, cooperative marketing with distributors, resellers and dealers, periodic direct mailings to existing and prospective end users and participation in trade and computer shows. Additionally, the Company typically offers two types of rebate programs, volume incentive rebates and rebates to end users. Volume incentive rebates are made available to Symantec's largest distributors and resellers whereby the distributor or reseller earns a rebate based upon their purchases or the volume of product they sell to end users. Volume incentive rebates are accrued when revenue is recorded. The amount of these rebates as a percentage of net revenues has been consistent for all periods presented and has not had a material impact on the Company's liquidity. From time to time, Symantec makes available rebates to end users of various products who acquired the products through major retailers. End user rebates are accrued when revenue is recorded.

INTERNATIONAL SALES
International revenues represented approximately 29%, 32% and 31% of Symantec's net revenues in fiscal 1997, 1996 and 1995, respectively. At March 31, 1997, Symantec had approximately 140 sales, marketing and related personnel in its international sales organization.

The majority of Symantec's net revenues from certain European regions are derived from sales by affiliates of Symantec's major United States distributors. In other countries, Symantec sells its products through authorized distributors. In some countries, these distributors are restricted to specified territories. Symantec typically adapts products for local markets, including translating the documentation and software where necessary, and prepares marketing programs for each local market.

Symantec has established marketing offices in Australia, Brazil, Canada, France, Germany, Holland, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan and the United Kingdom. These local offices facilitate Symantec's marketing and distribution in international markets. The Company's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Foreign

Operations.) Information with respect to international operations and export sales may be found in Note 12 of the Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

CUSTOMER SUPPORT
Symantec's product support program provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90 days free telephone support for selected products. Symantec accrues the cost of providing this free support at the time of product sale. In August 1996, Symantec introduced LiveUpdate, which provides free, instant access to on-line updates, enhancements, support tips and other useful information for selected products. In addition, Symantec offers both domestic individual users and domestic corporate customers a variety of fee-based options designed to meet their technical support requirements. These fee-based support programs are revised from time to time as customer requirements change and as market trends dictate. Fee-based technical support services did not generate material revenues in any fiscal years presented and are not expected to generate material revenues in the near future. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Rapid Technological Change and Development Risks and Fluctuations in Quarterly Operating Results.)

PRODUCT DEVELOPMENT AND ACQUISITIONS.
Symantec uses a multiple products sourcing strategy that includes internal development, acquisitions of product lines or companies and licensing from third parties. Symantec typically develops new products and enhancements of existing products in one of its two core product groups (Remote Productivity Solutions and Security and Assistance) and in selected product areas targeted as emerging business opportunities. Each group's responsibilities include design, development, documentation and quality assurance. Independent contractors are used for certain aspects of the product development process and elements of certain Company products are licensed from third-party developers.

Symantec uses strategic acquisitions, as necessary, to provide certain technology, people and products for its overall product strategy. The Company has completed a number of acquisitions and dispositions of companies and products and may acquire and dispose other companies and products in the future. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks Management of Expanding Operations.)

The Company is devoting substantial efforts to the development of software products that are designed to operate on various operating systems. Symantec's total research and development expenses were approximately $89 million, $95 million and $71 million in fiscal 1997, 1996 and 1995, respectively. Research and development expenditures are charged to operations as incurred. In fiscal 1997, Symantec capitalized approximately $8 million of capitalized software development costs, primarily related to network administration technology, which was sold to Hewlett-Packard in March 1997, resulting in the write off of approximately $7 million of unamortized costs during fiscal 1997. No material software development costs have been capitalized by the Company in fiscal 1996, while prior to being acquired by Symantec, Delrina capitalized approximately $6 million in software development costs in fiscal year 1995. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Operating System and Uncertainty of Research and Development Efforts.)

COMPETITION.
The microcomputer software market is intensely competitive and is subject to rapid changes in both technology and the strategic direction of major microcomputer hardware manufacturers and operating system providers. The Company's competitiveness depends on its ability to enhance its existing products and to offer new products on a timely basis. The Company has limited resources and must restrict its product development efforts to a relatively small number of projects. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Rapid Technological Change and Development Risks.)

Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functionality traditionally offered in Symantec's products. Symantec believes this trend may continue. Microsoft may incorporate advanced features in future versions of operating systems that may decrease the demand for certain of the Company's products, including those currently under development. A number of software developers have integrated antivirus capabilities into their Internet products. While Symantec plans to continue to improve its products with a view toward providing enhanced functionality over what may be provided in operating systems, there is no assurance that these efforts will be successful or that such improved products will be commercially accepted by software users. Symantec will also attempt to work with operating system vendors in an effort to make its products compatible with those operating systems, yet differentiate those utility products from features included in the operating systems. However, there is no assurance that these efforts will be successful. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Business Risks - Operating System.)

The Company competes with at least one product from many of the major independent software vendors, including Borland International, Inc. ("Borland"), CyberMedia ("CyberMedia"), Dr Solomon's ("Dr Solomon's"), ELAN Software Corporation ("ELAN"), International Business Machines Corporation ("IBM"), McAfee Associates, Inc. ("McAfee"), Microcom, Inc. ("Microcom"), Microsoft, Norton-Lambert Corporation ("Norton-Lambert"), Phoenix Technologies Ltd. ("Phoenix"), TouchStone Software Corporation ("TouchStone"), Traveling Software, Inc. ("Traveling Software"), Starfish Software, Inc. ("Starfish") and SofNet, Inc. ("SofNet").

For example, Norton Utilities competes with operating systems, such as Microsoft's Windows 95 and MSDOS and IBM's DOS, which offer file recovery, anti-virus and backup features, First Aid from CyberMedia and other products from various other utilities vendors. Norton AntiVirus competes with PC-cillin 95 from TouchStone, Dr Solomon's Anti-Virus Toolkit from Dr. Solomon's and Viruscan from McAfee. Symantec's pcANYWHERE competes mainly with Laplink from Traveling Software, Carbon Copy from Microcom, Close Up from Norton Lambert and NetRemote from McAfee. ACT! competes with Lotus Organizer for Windows from IBM, Outlook from Microsoft, GoldMine from ELAN, Sidekick from Starfish and many other personal information managers produced by various software developers. Delrina WinFax PRO competes with products offered by Phoenix, Traveling Software and SofNet, as well as Microsoft's Windows 95 operating system. Cafe mainly competes with products from Microsoft. In addition, these and other Company products compete less directly with a number of other products that offer levels of functionality different from those offered by Symantec's products or that were designed for a somewhat different group of end users than those targeted by Symantec.

Symantec also competes with microcomputer hardware manufacturers that develop their own software products. Further, Symantec competes with other microcomputer software companies for access to the channels of retail distribution and for the attention of customers at the retail level and in corporate accounts. Finally, Symantec competes with other software companies in its efforts to acquire products or companies and to publish software developed by third parties. Symantec believes that competition in the industry will continue to intensify as most major software companies expand their product lines into additional product categories. Some of the Company's competitors have substantial financial, marketing and technological resources. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks Rapid Technological Change and Development Risks, Operating System and Distribution Channels.)

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

Symantec has often been able to acquire materials on a volume-discount basis and has had multiple sources of supply for certain materials. To date, Symantec has not experienced any material difficulties or delays in production of its software and related documentation and packaging. However, shortages may occur in the future. For example, shortages of certain materials may occur when Microsoft introduces new operating systems. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Supply Risk.)

Symantec normally ships products within one week after receiving an order. Thus, Symantec does not consider backlog to be a significant indicator of future performance.

PRICE COMPETITION.
Price competition is intense in the microcomputer business software market and is expected to continue to increase and become even more significant in the future. See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

SEASONALITY.
While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred and may occur in the future. These fluctuations may be caused by a number of factors, including the timing of announcements and releases of new or enhanced versions of Symantec's products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, seasonality in the retail software market in foreign markets, customer end-of-period buying patterns and the market's transition between operating systems. These factors may cause significant fluctuations in net revenues and, accordingly, operating results. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Fluctuations in Quarterly Operating Results.)

PRODUCT PROTECTION.
Symantec regards its software as proprietary and relies on a combination of copyright, patent and trademark laws and license agreements in an attempt to protect its rights. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Business Risks - Intellectual Property Rights.)

EMPLOYEES.
As of March 31, 1997, Symantec employed approximately 2,000 people, including 1,000 in sales, marketing and related staff activities, 600 in product development and 400 in management, manufacturing, administration and finance. None of the employees is represented by a labor union, and Symantec has experienced no work stoppages. Symantec believes that its employee relations are good.

Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. Symantec believes that it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and requires ongoing shareholder approval of such option programs. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Business Risks - Employee Risk.)

ITEM 2: PROPERTIES.
Symantec's principal locations, all of which are leased, are as follows:

                                                                  Approximate      Expiration
                                                                       Size            of
Location                      Purpose                             (in square feet)    Lease
--------                      -------                             ---------------- ----------
North America
Cupertino, California
  Corporate Headquarters      Administration, sales and marketing      87,000          2003

  Emerging Business and       Research and development                161,000          2003
   Remote Productivity
   Solutions

  Symantec Technology         Future expansion *                      143,000          2003
   Center

Sunnyvale, California         Manufacturing                            78,000          1998

Santa Monica, California      Research and development and             71,000          2000
                              marketing
Eugene, Oregon                Customer service and technical          136,000          2006
                              support
Beaverton, Oregon             Research and development and             45,000          2001
                              marketing
Melville, New York            Research and development and             24,000          2000
                              marketing
Toronto, Canada               Research and development and             63,000          2005
                              technical support
International
Leiden, Holland               Administration, sales and marketing       7,000          1997
                              and technical support
Dublin, Ireland               Administration, manufacturing            74,000          2026
                              and translations

Symantec's principal administrative and sales and marketing facility, as well as certain research and development and support facilities, are located in Cupertino, California. The Company leases a number of additional facilities for marketing and research and development in the United States and for marketing in Australia, Brazil, Canada, France, Germany, Holland, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan and the United Kingdom. Symantec believes its facilities are adequate for its current needs and additional or substitute space will be available as needed to accommodate any expansion of its operations.

* The Symantec Technology Center is currently under construction, with anticipated completion in fiscal 1999.

ITEM 3: LEGAL PROCEEDINGS.
Information with respect to this Item may be found in Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the quarter ended March 31, 1997.

PART II
ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Symantec's common stock is traded on the Nasdaq National Market under the Nasdaq symbol "SYMC". The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

                                            Fiscal 1997                                     Fiscal 1996
          ---------------------------------------------   ---------------------------------------------
            Mar. 31,   Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,   Sep. 30,     Jun. 30,
              1997       1996        1996        1996        1996        1995       1995         1995
          ----------   --------    --------   ---------   ---------   ---------   --------    ---------
High      $   18.38   $   16.38   $   12.75   $   18.13   $   22.63   $   29.38   $   33.00   $   29.50
Low           12.63        9.88        8.75       11.00       10.31       21.50       23.75       20.63

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

                                            Fiscal 1997             Fiscal 1996
          ---------------------------------------------   ---------------------
          Mar. 31,     Dec. 31,   Sep. 30,     Jun. 30,    Mar. 31,    Dec. 31,
            1997         1996       1996        1996        1996         1995
               (In Canadian dollars)
          ---------   ---------   ---------   ---------   ---------   ---------
High      $   24.35   $   22.00   $   17.70   $   25.00   $   31.00   $   37.25
Low           17.55       13.00       12.00       15.50       16.50       29.38

As of March 31, 1997, there were approximately 852 stockholders of record, including approximately 45 holders of record of Delrina exchangeable shares. The Company has never paid cash dividends on its stock with the exception of cash distributions to stockholders of acquired companies. Symantec anticipates that it will continue to retain its earnings to finance the growth of its business. In addition, the Company's bank line of credit and outstanding convertible subordinated debentures limit the payment of cash dividends on common stock (See Notes 4 and 5 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

ITEM 6: SELECTED FINANCIAL DATA.

   The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein. During fiscal 1997, Symantec acquired Fast Track, Inc. ("Fast Track") in a transaction accounted for as a pooling of interests. As the results of operations of Fast Track were not material to Symantec's consolidated financial statements, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies. Additional acquisitions accounted for as poolings of interest include Delrina Corporation in fiscal 1996, Intec Systems Corporation, Central Point Software, Inc. and SLR Systems, Inc. in fiscal 1995, Fifth Generation Systems, Inc. and Contact Software International, Inc. during fiscal 1994, and Certus International Corporation, MultiScope, Inc., The Whitewater Group, Inc. and Symantec (UK) Ltd. during fiscal 1993. The Company has never paid cash dividends on its stock with the exception of distributions to stockholders of acquired companies.

FIVE YEAR SUMMARY

                                                                                                  Year Ended March 31,
(In thousands, except                            ---------------------------------------------------------------------
net income (loss) per share)                        1997           1996          1995           1994            1993
----------------------------                     --------      ---------       --------      ---------       ---------
Statement of Operations Data:
Net revenues                                     $472,183      $ 445,432       $431,268      $ 403,206       $ 382,911
Acquisition, restructuring and
 other expenses                                     8,585         27,617          9,545         56,094          23,836
Operating income (loss)                            26,289        (48,279)        40,286        (47,290)        (59,792)
Net income (loss)                                  26,038        (39,783)        33,409        (44,421)        (46,304)
Distributions to stockholders
 of acquired companies                                 --             --             --             --             162
Net income (loss) per share - primary            $   0.47      $   (0.76)      $   0.65      $   (0.96)      $   (1.09)
Net income (loss) per share - fully diluted      $   0.47      $   (0.76)      $   0.61      $   (0.96)      $   (1.09)
Shares used to compute net
  income (loss) per share - primary                55,407         52,664         52,181         46,270          42,624
Shares used to compute net
 come (loss) per share - fully diluted             55,841         52,664         56,491         46,270          42,624

                                                                                                             March 31,
                                                 ---------------------------------------------------------------------
(In thousands)                                     1997           1996           1995           1994            1993
--------------------------                       --------       --------       --------       --------        --------
Balance Sheet Data:
Working capital                                  $129,569       $134,643       $143,405       $101,644        $100,075
Total assets                                      341,673        285,027        306,126        262,335         257,584
Long-term obligations, less
 current portion                                   15,066         15,393         25,413         25,967          28,152
Stockholders' equity                              217,979        180,317        184,874        129,193         139,056

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth within this section. Nothing in this report shall impose upon Symantec or any person a duty to update any forward looking statement.

OVERVIEW
Symantec develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity. Founded in 1982, the Company has offices in the United States, Canada, Asia, Australia, Europe, Africa and Latin America.

During the last three fiscal years, Symantec has acquired the following companies:

                                                           Shares of        Acquired
                                                            Symantec         Company
                                                              Common           Stock
                                                               Stock         Options
Companies Acquired                    Date Acquired           Issued         Assumed
------------------                    -------------       ----------       ---------
Fast Track, Inc. ("Fast Track")       May 28, 1996           600,000              --
Delrina Corporation ("Delrina")       November 22, 1995   13,684,174*      1,271,677
Intec Systems Corporation ("Intec")   August 31, 1994        133,332              --
Central Point Software, Inc.
  ("Central Point")                   June 1, 1994         4,029,429         707,452
SLR Systems, Inc. ("SLR")             May 31, 1994           170,093              --


* Includes Delrina exchangeable stock that is traded on the Toronto Stock Exchange. Delrina stockholders received Delrina exchangeable stock in exchange for Delrina common stock at a rate of 0.61 per share. Delrina exchangeable stock may be converted into Symantec common stock on a one-for-one basis at each stockholder's option.

All of these acquisitions were accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of these companies and Symantec with the exception of Fast Track, Intec and SLR, which had results of operations that were not material to Symantec's consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                              Period-to-Period
                                                                    Percentage
                                                            Increase (Decrease)
                                                            ------------------
                                 Year Ended March 31,           1997      1996
                              -----------------------       Compared  Compared
                               1997     1996     1995        to 1996   to 1995
                              -----    -----    -----       --------  --------
Net revenues                    100%     100%     100%             6%        3%
Cost of revenues                 20       25       21            (14)       20
                              -----    -----    -----
     Gross margin                80       75       79             13        (1)
Operating expenses:
  Research and development       19       21       17             (6)       34
  Sales and marketing            47       52       44             (4)       21
  General and administrative      7        7        7              4        12
  Acquisition, restructuring
   and other non-
   recurring expenses             2        6        2            (69)      189
                              -----    -----    -----

     Total operating expenses    75       86       70             (8)       28
                              -----    -----    -----

Operating income (loss)           5      (11)       9              *         *
Interest income                   2        2        1             (4)       33
Interest expense                 --       --       --             (6)      (38)
Other income (expense), net      --       (1)      --            (21)        *
                              -----    -----    -----

 Income (loss) before income
  taxes                           7      (10)      10              *         *
Provision (benefit) for
  income taxes                    1       (1)       2              *         *
                              -----    -----    -----

Net income (loss)                 6%      (9)%      8%             *         *
                              =====    =====    =====

---------------------
*  percentage change is not meaningful.

NET REVENUES.
Net revenues increased 6% from $445 million in fiscal 1996 to $472 million in fiscal 1997. Net revenues increased 3% from $431 million in fiscal 1995 to $445 million in fiscal 1996.

PRODUCT GROUPS. During fiscal 1997, the Company experienced increased net revenues from each of its core product groups: Remote Productivity Solutions and Security and Assistance. The Remote Productivity Solutions product group is focused on helping remote professionals remain productive, by addressing customer needs to access information, applications and data from any location. The Security and Assistance product group is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable.

The market's acceptance of the Windows95 and Windows NT operating systems, as well as the further expansion of personal computer sales, enabled Symantec to experience strong fiscal 1997 sales of its Windows 95 products first introduced during the last half of fiscal 1996 and Windows NT products introduced in fiscal 1997. The most significant product line sales growth was related to the Norton AntiVirus products from the Security and Assistance product group and pcANYWHERE products from the Remote Productivity Solutions product group. During fiscal 1997, the financial impact of product price reductions for Symantec's core products was more than offset by the increase in the volume of products sold, resulting in increased net revenues.

Symantec's third business unit is the Emerging Business and Other product group, which includes products providing an easy to use Java development environment, as well as revenue streams from the sale of certain of the Company's software product lines and revenues from products nearing the end of their life cycles. Fiscal 1997 net revenues for the Emerging Business product group decreased from fiscal 1996, largely as the result of declining sales from products which Symantec no longer actively develops or markets. Symantec expanded its line of Java development tools in fiscal 1997 in response to wider acceptance of the Java development environment, resulting in an increase in net revenues for the Java product line during fiscal 1997. The Emerging Business and Other product group also recorded approximately $6 million of consulting net revenues in fiscal 1997, resulting from a non-recurring consulting contract which was completed during the fiscal year.

As a result of the sale of its electronic forms software products and related tangible assets to JetForm Corporation ("JetForm") for approximately $100 million in fiscal 1997, the Emerging Business and Other product group recognized revenue of approximately $18 million during the 1997 fiscal year and is contractually entitled to quarterly revenue payments through the June 2000 quarter. JetForm has the option to tender payment in either cash or in registered JetForm common stock, within a contractually defined quantity threshold. Due to the uncertainty regarding the ultimate collectibility of these installments, Symantec is recognizing the related revenue as payments are due and collectibility is assured from JetForm.

During the fourth quarter of fiscal 1997, Symantec also sold the software products and related tangible assets of its Networking Business Unit to the Hewlett-Packard Company ("Hewlett-Packard"), resulting in the receipt of approximately $1 million of revenue and $2 million research and development expense reimbursement by the Emerging Business and Other product group. Additionally, over the next two years, Hewlett-Packard is contractually obligated to pay to Symantec a royalty stream not to exceed the present value of $27 million, which is contingent upon future sales of certain products by Hewlett-Packard. Due to the uncertainty regarding the amounts upon which these royalties will be determined, Symantec is recognizing these amounts as they are estimable.

During fiscal 1996, the Company experienced increased net revenues from its Security and Assistance product group, offset in part by decreased revenues from its Remote Productivity Solutions product group and products which Symantec no longer actively develops or markets. Symantec experienced an increase in net revenue from the introduction of several Windows 95 products; however, this increase was substantially offset by a decrease in net revenues related to Windows 3.1 and DOS products.

Symantec markets its products through a number of distribution channels, including retail, site licenses, OEM, direct marketing and upgrades and the Internet. The retail channel is Symantec's single largest product channel and comprises approximately 60% of total product revenues.

INTERNATIONAL. Net revenues from international sales were $138 million and $142 million and represented 29% and 32% of total net revenues in fiscal years 1997 and 1996, respectively. The decrease in international net revenue as a percentage of total net revenue is the result of domestic revenue growth outpacing international revenue growth during the fiscal year. Additionally, international revenues for fiscal 1996 includes the one time recognition of approximately $7 million, previously deferred Central Point revenue. Foreign exchange rate fluctuations during fiscal 1997 did not materially contribute to the fluctuation in results from fiscal 1996 to fiscal 1997. Net revenues from international sales increased by $7 million in fiscal 1996, from $135 million in fiscal 1995 to $142 million in fiscal 1996. This increase was largely the result of the one-time recognition in fiscal 1996 of approximately $7 million of previously deferred Central Point revenue.

PRODUCT RETURNS. The level of actual product returns and related product return provision are largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's products. Changes in the levels of product returns and related product return provision are generally offset by changing levels of gross revenue and, therefore, do not typically have a material impact on reported net revenues.

The Company's product return provision typically fluctuate from period to period based upon the level and timing of product upgrade releases and changes in product sell-in. The product return provision for fiscal 1997 was higher than the provision for fiscal 1996 due to increased returns exposure for Windows 95 products due to additional product sell-in during fiscal 1997. The product return provision for fiscal 1996 was higher than the provision for fiscal 1995, due to the introduction of Symantec's Windows 95 products during the last three quarters of fiscal 1996, which had unusually high sell-in volumes.

GROSS MARGIN.
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software.

Prior to fiscal 1997, accounting rules requiring capitalization of certain software development costs did not materially affect the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec in fiscal 1996. Amounts capitalized during fiscal 1997 primarily related to the networking business unit which was sold to Hewlett-Packard in March 1997, at which time the amounts were written off.

Amortization of capitalized software, including amortization and the write-off of both purchased product rights and capitalized software development expenses, totaled $10 million, $19 million and $13 million for fiscal 1997, 1996 and 1995, respectively. Included in the fiscal 1997 total is approximately $7 million of unamortized capitalized software development expenses and $1 million of unamortized purchased software product rights related to network administration technology written off as part of the sale to Hewlett-Packard in March 1997. The fiscal 1997 write-off of unamortized FormFlow technology sold to JetForm was immaterial. Amortization expense in fiscal year 1997 was lower than in 1996 due to capitalized software write-offs in fiscal 1996 related to de-emphasized products and Delrina Windows 3.1 products. The fiscal 1996 amortization of capitalized software expense included the aforementioned write-offs, resulting in the significant increase in expense from fiscal 1995.

Gross margins increased to 80% of net revenues in fiscal 1997 from 75% in fiscal 1996 and from 79% in fiscal 1995. The increase in gross margin percentage in fiscal 1997 compared to fiscal 1996 was due to the decrease in capitalized software amortization and write-offs noted above. In addition, revenues, with no related cost of revenues, from JetForm totaling $18 million and from Hewlett-Packard totaling $1 million were included in net revenues during fiscal 1997. The decline in the gross margin percentage in fiscal 1996 compared to fiscal 1995 was due to an increase in the amortization and write-off of purchased product rights and capitalized software development expenses noted above and increased inventory reserves related to Delrina products designed to operate on Windows 3.1 and other products de-emphasized by Symantec during fiscal 1996. Due to an anticipated reduction in software amortization and the recognition of the potential future revenue streams from JetForm and Hewlett-Packard, for which there will be no associated costs, Symantec believes that the gross margin percentage may increase to approximately 81% to 84% in fiscal 1998, unless there is a significant change in Symantec's net revenues.

RESEARCH AND DEVELOPMENT EXPENSES.
Research and development expenses decreased 6% to $89 million or 19% of net revenues in fiscal 1997 from $95 million or 21% of net revenues in fiscal 1996 and were $71 million or 17% of net revenues in fiscal 1995. The decrease in research and development expenses in fiscal 1997 as compared to fiscal 1996 is due primarily to decreased product development efforts associated with the Company's decision to cease developing certain software products, and an increase in capitalized software development costs. In fiscal 1997, Symantec capitalized approximately $8 million of software development costs, primarily related to network administration technology, which was subsequently sold to Hewlett-Packard in March 1997 and resulted in the write off of approximately $7 million in unamortized costs during the fourth quarter of fiscal 1997. In addition, a $2 million research and development expense reimbursement was received from Hewlett-Packard in fiscal 1997 under the aforementioned agreement, which further reduced fiscal 1997 research and development expenses.

The increase in research and development expenses in fiscal 1996 as compared to fiscal 1995 was primarily the result of increased product development efforts associated with Symantec's and Delrina's development of new products designed to operate on the Windows 95 operating system.

Research and development expenditures are charged to operations as incurred. Prior to fiscal 1997, capitalization of certain software development costs in accordance with Statement of Accounting Standards No. 86 did not materially affect the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec in fiscal 1996. Delrina did not capitalize any software development costs in fiscal 1996 and capitalized approximately $6 million in software development costs in fiscal year 1995.

SALES AND MARKETING EXPENSES.
Sales and marketing expenses decreased 4% to $221 million or 47% of net revenues in fiscal 1997 from $230 million or 52% of net revenues in fiscal 1996. The decrease in sales and marketing expenses in fiscal 1997 as compared to fiscal 1996 is due primarily to the elimination of duplicative sales and marketing expenses as a result of the acquisition of Delrina by Symantec and the elimination of sales and marketing expenses related to the electronic forms software products which were sold to JetForm in September 1996. Reductions in expenditures for products no longer actively marketed by Symantec were offset by increased spending for new products released during the fiscal year.

Sales and marketing expenses increased to $230 million or 52% of net revenues in fiscal 1996 from $190 million or 44% of net revenues in fiscal 1995, due to an increase in sales and marketing expenses associated with the release of Symantec's Windows 95 products.

GENERAL AND ADMINISTRATIVE EXPENSES.
In fiscal 1997, general and administrative expenses increased by 4% to $34 million or 7% of net revenues from $33 million or 7% of net revenues in fiscal 1996 and from $29 million or 7% of net revenues in fiscal 1995. The increase in general and administrative expenses in absolute dollars in fiscal 1997 as compared to fiscal 1996 is primarily the result of management consulting expenditures, offset by benefits from the elimination of duplicative general and administrative expenses as a result of the acquisition of Delrina by Symantec in fiscal 1996. The increase in general and administrative expenses in absolute dollars in fiscal 1996 as compared to fiscal 1995 was principally due to significant general and administrative expenses incurred by Delrina in the three month period ended September 30, 1995 and certain legal fees incurred by Delrina.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.
Acquisition Expenses. In connection with the acquisitions completed in fiscal 1997, 1996 and 1995 (see Summary of Significant Accounting Policies and Note 10 of Notes to Consolidated Financial Statements), significant acquisition expenses have been incurred. These acquisition expenses principally included fees for legal, accounting and financial advisory services, the write-off of duplicative capitalized technology, the modification of certain development contracts and expenses related to the combination of the companies, including the elimination of duplicative and excess facilities and personnel. These charges approximated $1 million, $20 million and $10 million in fiscal 1997, 1996 and 1995, respectively.

Symantec recorded total acquisition charges of approximately $1 million in fiscal 1997 in connection with the acquisition of Fast Track.

In connection with the acquisition of Delrina in fiscal 1996, Symantec recorded total acquisition charges of $22 million, which included $9 million for legal, accounting and financial advisory services, $6 million for the elimination of duplicative and excess facilities and equipment, $4 million for personnel severance and outplacement expenses and $3 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses. Offsetting these costs was a reduction in accrued acquisition, restructuring and other expenses of $2 million, as actual costs incurred related to the acquisitions of Central Point and SLR were less than costs previously accrued by the Company.

In connection with the acquisitions of Central Point and SLR, Symantec recorded total acquisition charges of $10 million in fiscal 1995. The charges included $4 million for legal, accounting and financial advisory services, $1 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $1 million for the elimination of duplicative and excess facilities, $3 million for personnel severance and outplacement expenses and $1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

Restructuring Expenses. In fiscal 1997, the Company recorded a charge of $3 million for costs related to the restructuring of certain domestic and international sales and research and development operations, settlement of the Carmel lawsuit (see Note 11 of Notes to Consolidated Financial Statements in
Part IV, Item 14 of this Form 10-K) and other expenses. The restructuring plans have been completed.

In February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan was designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation

Language development groups. During fiscal 1996, the Company completed the consolidation and recorded $2 million for the relocation costs of moving equipment and personnel.

Other Expenses. In fiscal 1997, Symantec recorded a $2 million charge in connection with the write-off of an equity investment and a $3 million charge for the write-off of certain in-process research and development acquired by the Company.

In fiscal 1996, Symantec sold the assets of Time Line Solutions Corporation, a wholly-owned subsidiary, to a group comprised of Time Line Solutions Corporation's management and incurred a $3 million loss on the sale. In the fourth quarter of fiscal 1996, the Company recorded $2 million for estimated legal fees expected to be incurred in connection with a securities class action complaint filed in March 1996 and other legal matters (See Note 11 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

As of March 31, 1997, total accrued cash related acquisition and restructuring expenses were $4 million and included less than $1 million for estimated legal fees and expenses, less than $1 million for the elimination of duplicative and excess facilities and $3 million for other acquisition related expenses.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE). Interest income was $7 million, $8 million and $6 million in fiscal 1997, 1996 and 1995, respectively. Higher average cash balances during fiscal 1997 compared to fiscal 1996 were offset by lower interest rates on invested cash during the year. Interest income increased 33% in fiscal 1996 over fiscal 1995 due to higher average invested cash balances. Interest expense was $1 million, $2 million and $2 million in fiscal 1997, 1996 and 1995, respectively. The April 1995 conversion of convertible subordinated debentures totaling $10 million, which were originally issued in April 1993, for 833,333 shares of Symantec common stock, resulted in a reduction in interest expense in fiscal 1997 from 1996 and in fiscal 1996 from 1995. Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in currency exchange rates.

INCOME TAXES.
The effective income tax provision for fiscal 1997 was 14%, which compares to an effective income tax benefit of 10% in fiscal 1996 and an effective tax provision of 25% in fiscal 1995. The 1997 income tax provision of 14% is lower than the statutory rate primarily due to the utilization of previously unbenefitted losses.

Realization of the $13 million of net deferred tax asset that is reflected in the financial statements is dependent upon the Company's ability to generate sufficient future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. earnings. A valuation allowance of approximately $40 million was provided in the financial statements. Approximately $22 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized. Approximately $4 million of the valuation allowance represents net operating loss and tax credit carryforwards of various acquired companies that are limited by separate return limitations and under the "change of ownership" rules of Internal Revenue Code
Section 382, and the remaining $14 million of the valuation allowance relates to unbenefitted temporary differences and net operating loss and tax credit carryforwards.

Symantec projects the effective tax rate to be 23% in fiscal 1998. This rate is lower than the expected U. S. federal and state combined statutory rate of 40% is due to a lower tax rate from the Company's Irish operation and the utilization of previously unbenefitted losses. However, this projection is subject to change due to fluctuations in and the geographic allocation of earnings. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks Fluctuations in Quarterly Operating Results.)

LIQUIDITY AND CAPITAL RESOURCES
Cash, short-term investments and restricted investments increased $79 million to $208 million at March 31, 1997 from $129 million at March 31, 1996. This increase was largely due to cash provided from operating activities, net proceeds from the exercise of stock options and the sales of common stock under the Employee Stock Purchase Plan, and improved cash collections of trade accounts receivable. Cash provided by operating activities was partially offset by the reclassification of $47 million to restricted investments, a non-current asset. The restricted investment balance relates to collateral requirements under lease agreements entered into by Symantec during the current fiscal year. Symantec is obligated under lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury notes with maturities not to exceed three years. In accordance with the lease terms, these funds would not be available to meet operating cash requirements. Net cash provided by operating activities was $94 million and was comprised of the Company's net income of $26 million and non-cash related expenses of $37 million and a net decrease in assets and liabilities of $31 million.

Trade accounts receivable decreased $11 million from $59 million at March 31, 1996 to $48 million at March 31, 1997 primarily due to improved cash collections during the year.

On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. The shares will be used for employee stock purchase programs and option grants. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

The Company has a $10 million line of credit that expires in March 1998. The Company was in compliance with the debt covenants at March 31, 1997. At March 31, 1997, there were no borrowings outstanding under this line and there were less than $1 million of standby letters of credit outstanding under this agreement. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

Symantec is obligated under lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury notes with maturities not to exceed three years. In accordance with the lease terms, these funds would not be available to meet operating cash requirements.

If Symantec were to sustain significant losses, the Company could be required to reduce operating expenses, which could result in product delays, reassessment of acquisition opportunities, which could negatively impact the Company's growth objectives, and/or pursue further financing options. The Company believes existing cash and short-term investments will be sufficient to fund operations for the next year. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks - Fluctuations in Quarterly Operating Results and Management of Expanding Operations.)

BUSINESS RISKS
The preceding discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements contained in the following discussion.

RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company participates in a highly dynamic industry. Future technology or market changes may cause certain of Symantec's products to become obsolete more quickly than expected and the trend towards server-based applications in networks and over the Internet could have a material adverse effect on sales of the Company's products. The impact of the market's acceptance and adoption rate of Symantec's products may result in reduced revenues, gross margins and net income, as well as significant increases in the volatility of Symantec's stock price.

STOCK PRICE VOLATILITY. The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts, which has had an immediate and significant adverse effect on the trading price of the Company's common stock. This may occur again in the future. Additionally, as a significant portion of the Company's revenues often occur late in the quarter, the Company may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

PERSONAL COMPUTER AND HARDWARE GROWTH RATES. Fluctuations in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past and may in the future result in reduced revenues which would have a material adverse effect on operating results.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred in the past and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the introduction of competitive products by new competitors, reduced demand for any given product, seasonality in the retail software market, the market's transition between operating systems, the impact of the Internet and general economic conditions. These factors may cause significant fluctuations in net revenues and, accordingly, operating results.

MANAGEMENT OF EXPANDING OPERATIONS. Symantec continually evaluates its product and corporate strategy and has in the past and will in the future undertake organizational changes and product and marketing strategy modifications which are designed to maximize market penetration, maximize use of limited corporate resources and develop new products and product channels. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable resources to implement changes. Further, due to the uncertain nature of any of these undertakings, there can be no assurance that these efforts will be successful or that the Company will realize any benefit from these efforts.

Symantec has completed a number of acquisitions and may acquire other companies in the future. Acquisitions involve a number of special risks, including the diversion of management's attention to assimilation of the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the difficulty of presenting a unified corporate image, the coordination of research and development and sales efforts and the integration of the acquired products.

The Company has lost certain key employees of acquired companies, and, in some cases, the assimilation of the operations of acquired companies took longer than initially had been anticipated by the Company. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse facilities, the Company has not realized certain economies of scale that might otherwise have been achieved.

Symantec typically incurs significant expenses in connection with acquisitions, which have a significant adverse impact on the Company's profitability and financial resources. These expenses may have a significant adverse impact on the Company's future profitability and financial resources.

FOREIGN OPERATIONS. A significant portion of Symantec's revenues, manufacturing costs and marketing is transacted in foreign currencies. As a result, the Company may be materially and adversely affected by fluctuations in currency exchange rates, as well as increases in duty rates, exchange or price controls or other restrictions on foreign currencies. The Company's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks.

PRICE COMPETITION. Price competition is intense in the microcomputer business software market and is expected to continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. There can be no assurance these changes will be successful.

DISTRIBUTION CHANNELS. Approximately 34% of the Company's net revenues in fiscal 1997 were from sales to two large retail distributors. These customers tend to make the majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company. The Company's retail distribution customers also carry the products of Symantec's competitors. The distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which the Company has no control and which it cannot predict.

Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Such distributors are not within the control of Symantec, are not obligated to purchase products and may also represent competitors' product lines. There can be no assurance that these distributors will continue their current relationships with Symantec on the same basis, or that they will not give higher priority to the sale of other products, which could include products of competitors. Additionally, certain distributors and resellers have experienced financial difficulties in the past. There can be no assurance that distributors that account for significant sales of the Company will not experience financial difficulties in the future. Any such problems could lead to reduced sales and could adversely affect operating results of the Company. There can be no assurance that Symantec will be able to continue to obtain adequate distribution channels for all of its products in the future.

Due to the rapid change in software distribution technology as demonstrated by the increase in volume of software distributed through the Internet, there can be no assurance that Symantec will be able to develop an effective method of distributing its software products utilizing each of the available distribution channels or that Symantec will develop distribution channels for those channels which are ultimately accepted by the marketplace. The presence of new channels could adversely impact existing channels and/or product pricing, which could have a material adverse impact on the Company's net revenues and profitability.

The Company operates with relatively little backlog; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be an immediate, material adverse effect on net revenues and on the Company's operating results, which would likely result in a precipitous drop in stock price.

CHANNEL FILL. The Company's pattern of revenues and earnings may be affected by "channel fill." Channel fill occurs following the introduction of a new product as distributors buy significant quantities of the new product in anticipation of sales of such product. Software upgrades typically result in an increase in net revenues during the first three to six months following their introduction due to purchases by existing users, usually at discounted prices, and initial inventory purchases by Symantec's distributors. Following such purchases, the rate of distributors' purchases often declines in a material amount, depending on the rates of purchases by end users or "sell-through." As the desktop applications market has become more saturated, the sales mix is shifting from standard retail products to lower priced product upgrades. This trend is likely to continue.

Channel fill may also occur in anticipation of price increases or in response to sales promotions or incentives, some of which may be designed to encourage customers to accelerate purchases that might otherwise occur in later periods. Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. Such order delays or cancellations can cause material fluctuations in revenues from one quarter to the next. The impact is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill.

Between the date Symantec announces a new version or new product and the date of release, distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product.

Channel fill did not have a material impact on the Company's revenues in fiscal 1997, 1996 or 1995 but may have a material impact in future periods, particularly in periods where a large number of new products are simultaneously introduced.

PRODUCT RETURNS. The Company estimates and maintains reserves for product returns. Product returns can occur when the Company introduces upgrades and new versions of products or when distributors have excess inventories. Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Symantec prepares detailed analyses of historical return rates, as well as taking into consideration upcoming product upgrades, current market conditions, customer inventory balances and any other known factors when estimating anticipated returns and maintains reserves for product returns. Symantec has experienced, and may experience in the future, significant increases in product returns above historical levels from customers of acquired companies after an acquisition is completed. The impact of actual returns on net revenues, net of such provisions, has not had a material effect on the Company's liquidity as the returns typically result in the issuance of credit towards future purchases as opposed to cash payments to the distributors. However, there can be no assurance that future returns will not exceed the reserves established by the Company or that future returns will not have material adverse effect on the operating results of the Company.

UNCERTAINTY OF RESEARCH AND DEVELOPMENT EFFORTS. Symantec believes research and development expenditures will be necessary in order to remain competitive. While the Company believes its research and development expenditures will result in successful product introductions, due to the uncertainty of software development projects, these expenditures will not necessarily result in successful product introductions. Uncertainties impacting the success of software development project introductions include technical difficulties, market conditions, competitive products and customer acceptance of new products and operating systems.

The length of Symantec's product development cycle has generally been greater than Symantec originally expected. Although such delays have undoubtedly had a material adverse effect on Symantec's business, Symantec is not able to quantify the magnitude of net revenues that were deferred or lost as a result of any particular delay because Symantec is not able to predict the amount of net revenues that would have been obtained had the original development expectations been met. Delays in future product development are likely to occur and could have a material adverse effect on the amount and timing of future revenues. Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment date of the Company's product introductions. While the Company performs extensive usability and beta testing of new products, there can be no assurance that any products currently being developed by Symantec will be technologically successful, that any resulting products will achieve market acceptance or that the Company's products will be effective in competing with products either currently in the market or introduced in the future.

OPERATING SYSTEM. The release and subsequent customer acceptance of current or enhanced operating systems are particularly important events that increase the uncertainty and increase the volatility of Symantec's results.

Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and may include additional product features in future releases of Windows 95 and Window NT that may decrease the demand for certain of the Company's products, including those currently under development.

Should the Company be unable to successfully or timely develop products that operate under existing or new operating systems, the Company's future net revenues and operating results would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many of Symantec's products is dependent on the adoption rate of these operating systems, which the Company and securities analysts are unable to predict, the ability of Symantec and securities analysts to forecast the Company's net revenues has been and will continue to be adversely impacted. As a result, there is a heightened risk that net revenues and profits will not be in line with analysts' expectations in the periods following the introduction of existing or new operating systems.

INTELLECTUAL PROPERTY RIGHTS. Symantec regards its software as proprietary and relies on a combination of copyright, patent and trademark laws and license agreements in an attempt to protect its rights. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of Symantec's products or to obtain and use information that Symantec regards as proprietary. All of Symantec's products are protected by copyright, and Symantec has several patents and patent applications pending. However, existing patent and copyright laws afford limited practical protection. In addition, the laws of some foreign countries do not protect Symantec's proprietary rights in its products to the same extent as do the laws of the United States. Symantec's products are not copy protected.

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in such disputes and litigation and may be involved in such disputes and/or litigation in the future. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, it could have a material adverse effect on Symantec (See Note 11 of Notes to Consolidated Financial Statements).

LITIGATION. Symantec is involved in a number of other judicial and administrative proceedings incidental to its business (See Note 11 of Notes to Consolidated Financial Statements). The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely effected in a particular period.

SALES AND MARKETING AND SUPPORT INVESTMENTS. Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. There can be no assurance that these increased sales and marketing efforts will be successful.

BUSINESS DISRUPTION. Much of the Company's administration, sales and marketing, manufacturing and research and development facilities are located on the west coast of the United States. Future earthquakes or other natural disasters could cause a significant disruption to the Company's operations and may cause delays in product development that could adversely impact future revenues of the Company.

Order entry and product shipping are geographically separated both domestically and internationally. A disruption in communications between these facilities, particularly at the end of a fiscal quarter, would likely result in an unexpected shortfall in net revenues and could result in an adverse impact on operating results.

SUPPLY RISK. Symantec has often been able to acquire materials on a volume-discount basis and has had multiple sources of supply for certain materials. To date, Symantec has not experienced any material difficulties or delays in production of its software and related documentation and packaging. However, shortages may occur in the future. For example, shortages of certain materials may occur when Microsoft introduces new operating systems.

EMPLOYEE RISK. Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. Symantec believes that it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and requires ongoing shareholder approval of such option programs.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL FINANCIAL STATEMENTS.  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA. During fiscal 1996, Symantec acquired Delrina in a transaction accounted for as a pooling of interest. All financial information has been restated to reflect the combined operations of Symantec and Delrina.

(In thousands, except net income (loss) per share; unaudited)

                                                            Fiscal 1997                                               Fiscal 1996
                         ----------------------------------------------      ----------------------------------------------------
                         Mar. 31,     Dec. 31,     Sep. 30,     Jun. 30,     Mar. 31,      Dec. 31,       Sep. 30,        Jun. 30,
                           1997         1996         1996         1996         1996          1995           1995            1995
                         --------     --------     --------     --------     --------     ---------      ---------      ---------
Net revenues             $129,706     $124,081     $109,178     $109,218     $115,960      $111,097       $108,510       $109,865
Gross margin              100,352      102,105       88,448       87,734       95,363        80,027         73,420         87,647
Acquisition,
  restructuring and
  other expenses *             --           --        7,290        1,295        2,000         25,688            --            (71)
Net income (loss) **        8,269       13,852          882        3,035        7,943        (36,806)      (17,786)         6,866
Net income (loss)
  per share -
   primary               $   0.15     $   0.25     $   0.02     $   0.06     $   0.15      $   (0.69)     $  (0.34)      $   0.13
   fully diluted         $   0.15     $   0.25     $   0.02     $   0.06     $   0.15      $   (0.69)     $  (0.34)      $   0.12


*  See Note 10 of Notes to Consolidated Financial Statements.

** Quarterly operating results for the period ended March 31, 1997, includes revenue and charges related to the sale of Symantec's networking business unit (see Note 9 of Notes to Consolidated Financial Statements).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item with respect to Directors may be found in the section captioned "Election of Symantec Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT:

The executive officers of the Company are as follows:

NAME                      AGE    POSITION
----                      ---    --------
Gordon E. Eubanks, Jr.    50     President and Chief Executive Officer
Howard A. Bain III        51     Vice President, Worldwide Operations
                                 and Chief Financial Officer
Mark W. Bailey            38     Senior Vice President, Business
                                 Development/Emerging Businesses
Enrique T. Salem          31     Vice President, Security and Assistance
                                 Business Unit and Chief Technical Officer
Dieter Giesbrecht         53     Vice President, EMEA
Dana E. Siebert           37     Vice President, Americas
Christopher Calisi        37     Vice President, Remote Professional Tools
Derek Witte               40     Vice President, General Counsel and Secretary

Executive officers are chosen by and serve at the discretion of the Board of Directors. There is no family relationship between any director or executive officer of Symantec and any other director or executive officer of Symantec.

GORDON E. EUBANKS, JR. is the President and Chief Executive Officer of Symantec. He has served as a director of Symantec since November 1983 and as the President and Chief Executive Officer of Symantec since October 1986.
Mr. Eubanks also served as Symantec's Chairman of the Board from November 1983 to October 1986 and from November 1990 to January 1993. Previously, Mr. Eubanks was Vice President of Digital Research, Inc.'s commercial systems division where he was responsible for the development and marketing of all system software products. He left Digital Research, Inc. in September 1983. Mr. Eubanks founded Compiler Systems, Inc. and authored its products:
CBASIC, one of the first successful languages on personal computers, and CB80, a compiled version of CBASIC. Compiler Systems, Inc. was acquired by Digital Research, Inc. in August of 1981. Mr. Eubanks received his Bachelor of Science degree in Electrical Engineering from Oklahoma State University. He received his Masters degree in Computer Science from Naval Postgraduate School in Monterey, California. Mr. Eubanks was a commissioned officer in the United States Navy from 1970 to 1979 serving in the Nuclear Submarine Force. Mr. Eubanks is also a director of NetFrame Systems, Inc. He is a member of the IEEE and ACM.

HOWARD A. BAIN III is currently Vice President, World-Wide Operations and CFO, at Symantec Corporation. Mr. Bain has over twenty-five years of experience in all phases of corporate operations and challenges. Prior to joining Symantec in October 1991 as Vice President, Finance, he was CFO for several private venture financed technology companies (RTP semiconductor manufacturing equipment, BiCMOS SRAM's, laser-based large screen projection systems for HDTV and computer graphics applications, and high performance 5-1/4" disk drives for personal computers) where he assisted those management teams in growing their businesses through raising over $50 million in venture capital and controlling hyper-growth. His previous experience includes senior financial and accounting management positions with Fairchild Camera and Instrument Corporation and as a consultant with Arthur Andersen & Company. Mr. Bain is a CPA and holds a B.S.B.A. from California Polytechnic University.

MARK W. BAILEY is Senior Vice President, Business Development and Emerging Businesses of Symantec. Mr. Bailey has led Symantec's mergers and acquisitions and alliances effort since December 1989. Prior to that, Mr. Bailey was an associate partner with one of the early investors in Symantec, Kleiner Perkins Caufield & Byers. Before attending graduate school, Mr. Bailey worked at Hewlett Packard. Mr. Bailey received a Bachelor of Science degree cum laude in electrical engineering and computer science from Princeton University and an MBA from Harvard University's Graduate School of Business Administration.

ENRIQUE T. SALEM is Vice President, Security and Assistance Business Unit and Chief Technical Officer. Mr. Salem joined Symantec in April 1990 and has held numerous positions including Director of Development and General Manager of Advanced Utilities Group. Previous to joining Symantec, he was Vice President in Security Pacific National Bank, Merchant Bank Division, where he was responsible for the development and deployment of a global trading system. Mr. Salem holds a Bachelor of Arts degree in Computer Science from Dartmouth College. He is a member of the Board of Directors of the Software Council of Southern California and a member of the IEEE. Mr. Salem became an executive officer of Symantec in October 1996.

DIETER GIESBRECHT is Vice President, EMEA (Europe, Middle East and Africa) of Symantec. Mr. Giesbrecht joined Symantec in September 1996. From 1995 until joining Symantec, he was Vice President of Attachmate Europe based in Paris, France and was responsible for the EMEA region. From 1991 to 1995, he held several executive functions within Lotus Development Europe including Managing Director UK and Managing Director Central Europe. He has a degree in Electronics Engineering from the Technical University of Furtwangen located in Germany. Mr. Giesbrecht is a member of the Institute of Directors.

DANA E. SIEBERT is Vice President, Americas. Previously, Mr. Siebert served as Vice President, Worldwide Sales of Symantec and prior to that, Vice President, Worldwide Services of Symantec. Mr. Siebert joined Symantec in September 1987. From 1985 to 1987, he was a Sales Manager at THINK Technologies where he was responsible for U.S. corporate, OEM and international sales. Previously, he held a number of sales management positions in high technology companies including Wang Laboratories, Computerland Corporation and Burroughs Corporation. Mr. Siebert holds a Bachelor of Science degree in Business Administration from the University of New Hampshire and is a member of the Software Publishers Association.

CHRISTOPHER CALISI is Vice President, Remote Professional Tools of Symantec. From 1992 to 1996, Mr. Calisi held several positions within Symantec's Remote Access Business Unit, including Development Manager, Director of Development, General Manager and most recently, Vice President, Communication Products. Mr. Calisi joined Symantec in 1992 from Unify Corporation, a relational database and 4GL tools vendor where he served as the Manager of Sales Engineers. Prior to Unify Corporation, Mr. Calisi held development positions with several relational database vendors, including Britton Lee, Oracle and Computer Associates. Mr. Calisi holds a Bachelor of Science degree from the State University of New York at Empire State and has received executive training at the Wharton School. Mr. Calisi holds several copyrights for software innovations from 1981 through 1986 and is an associate of the IEEE Committee. Mr. Calisi became an executive officer of Symantec in May 1996.

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

ITEM 11: EXECUTIVE COMPENSATION.

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 1997. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 1997. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 1997. Such information is incorporated herein by reference.

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
   408-446-8990

 (a)  The following documents are filed as part of this report:

                                                                     Page
                                                                    Number
1. Consolidated Financial Statements.
   Report of Ernst & Young LLP, Independent Auditors..............    33
   Report of Price Waterhouse, Independent Auditors...............    34
   Consolidated Balance Sheets as of March 31, 1997 and 1996......    35
   Consolidated Statements of Operations for the Years Ended
      March 31, 1997, 1996 and 1995...............................    36
   Consolidated Statements of Stockholders' Equity for the Years
      Ended March 31, 1997, 1996 and 1995.........................    37
   Consolidated Statements of Cash Flow for the Years Ended
      March 31, 1997, 1996 and 1995...............................    38
   Summary of Significant Accounting Policies and Notes to
      Consolidated Financial Statements...........................    39

2. Financial Statement Schedules. The following financial statement schedule of Symantec Corporation for the years ended
   March 31, 1997, 1996 and 1995 is filed as part of this Form
   10-K and should be read in conjunction with the Consolidated
   Financial Statements of Symantec Corporation.

  Schedule
     II  Valuation and Qualifying Accounts........................    56

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

    4.04      Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina. (Incorporated by reference to Annex D filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
    4.05      Support Agreement dated July 5, 1995 between Symantec and Delrina.
                (Incorporated by reference to Annex E filed with the Registrant's
                Joint Management Information Circular and Proxy Statement dated
                October 17, 1995.)
    4.06      Form of Voting and Exchange Trust Agreement dated July 5, 1996 between Symantec and Delrina. (Incorporated by reference to Annex
                F filed with the Registrant's Joint Management Information
                Circular and Proxy Statement dated October 17, 1995.)
   10.01      Amended Agreement Respecting Certain Rights of Publicity.
                (Incorporated by reference to Exhibit 10.04 filed with the
                Registrant's Registration Statement on Form S-4 (No. 33-35385)
                initially filed June 13, 1990.)
   10.02      Non-Competition and Non-Solicitation Agreement between Registrant and Peter Norton and Ronald Posner.  (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Registration
                Statement on Form S-4 (No. 33-35385) initially filed June 13,
                1990.)
   10.03*     1988 Employees Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 4.02 filed with the Registrant's
                Registration Statement on Form S-8 (No. 33-88694) filed January 23,
                1995.)
   10.04*     1989 Employee Stock Purchase Plan, as amended to date. (Incorporated by reference to Exhibit 4.01 filed with the Registrant's
                Registration Statement on Form S-8 (No. 333-18353) filed December
                20, 1996.)
   10.05*     Form of Stock Option Agreement and Form of Stock Option Exercise
                Request, as currently in effect, under the Registrant's 1988
                Employees Stock Option Plan. (Incorporated by reference to Exhibit
                10.10 filed with the Registrant's Registration Statement on Form S-4
                (No. 33-35385) initially filed June 13, 1990.)
   10.06*     1988 Directors Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.09 filed with the Registrant's Annual
                Report on Form 10-K for the year ended April 2, 1993.)
   10.07*     1993 Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1994)
   10.08*     Form of Stock Option Grant and Stock Option Exercise Notice and
                Agreement under the Registrant's 1988 Directors Stock Option Plan.
                (Incorporated by reference to Exhibit 10.12 filed with the
              Registrant's Registration Statement on Form S-4 (No. 33-35385)
                initially filed June 13, 1990.)
   10.09*     1994 Patent Incentive Plan.  (Incorporated by reference to
                Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 33-60141) filed June 9, 1995.)
   10.10*     Symantec Corporation 1996 Equity Incentive Plan.  (Incorporated
                by reference to Exhibit 4.01 filed with the Registrant's
                Registration Statement on Form S-8 (No. 333-18355) filed December
                20, 1996.)
   10.11*     Symantec Corporation Deferred Compensation Plan dated as of November
                7, 1996.
   10.12      Participation Agreement dated as of October 18, 1996, by and among
                Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The
                Sumitomo Bank, Limited, San Francisco Branch and the other Various
                Financial Institutions Identified Herein and the Sumitomo Bank,
                Limited, San Francisco Branch. (Incorporated by reference to Exhibit
                10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.13      Appendix A to Participation Agreement, Master Lease, Lease
                Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and
                Guaranty. (Incorporated by reference to Exhibit 10.02 filed with the
                Registrants Quarterly Report on Form 10-Q for the quarter ended
                September 27, 1996.)
   10.14      Master Lease and Deed of Trust, as amended, dated as of October 18,
                1996 between Symantec Corporation and Sumitomo Bank Leasing and
                Finance, Inc.
   10.15      Guaranty dated as of October 18, 1996, made by Symantec Corporation in favor of Various Financial Institutions and The Sumitomo Bank,
              Limited, San Francisco Branch. (Incorporated by reference to Exhibit
                10.05 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended

----------------------
* Indicates a management contract or compensatory plan or arrangements.

                September 27, 1996.)
   10.16      Pledge Agreement dated as of October 18, 1996, made by Symantec
                Corporation, in favor of Sumitomo Bank, Limited, San Francisco
                Branch for the benefit of the Lenders, and Donaldson, Lufkin,
                Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit 10.06 filed with the Registrants Quarterly
                Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.17      Assignment of Lease and Rent, as amended, dated as of October 18,
                1996, from Sumitomo Bank Leasing and Finance, Inc., to The Sumitomo
                Bank, Limited, San Francisco Branch.
   10.18      Agreement of Purchase and Sale of Cupertino City Center One between
                Cigna Property and Casualty Insurance Company and Symantec
                Corporation.
   10.19      Agreement for Purchase and Sale and Escrow Instructions of 10201
                Torre Avenue, Cupertino, CA.
   10.20      Agreement for Purchase and Sale and Escrow Instructions, as amended, dated as of May 31, 1996.
   10.21      Loan Agreement dated as of October 18, 1996, among Sumitomo Bank
                Leasing and Finance, Inc., Various Financial Institutions Identified
                Herein and The Sumitomo Bank, Limited, San Francisco Branch.
   10.22      Construction Agency Agreement dated as of March 3, 1997, between
                Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation.
   10.23      Symantec - CC5 Office Building and Parking Structure, as amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders.
   10.24      Office building lease dated as of April 10, 1991, between the
                Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
   10.25      Office building lease dated as of February 27, 1991, between the
                Registrant and Kim Camp No. VII regarding property located in
                Sunnyvale, California. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
   10.26      Office building lease dated as of April 19, 1995, between the
                Registrant and CIGNA Property and Casualty Insurance Company
                regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual
                Report on Form 10-K for the year ended March
                31, 1995.)
   10.27      Office building lease, as amended, dated as of December 1, 1995 between Delrina (Canada) Corporation and Sherway Centre Limited
                regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly
                Report on Form 10-Q for the quarter ended December 29, 1995.)
   10.28      Form of Indemnity Agreement with Officers and Directors.
                (Incorporated by reference to Exhibit 10.17 filed with the
                Registrant's Registration Statement on Form S-1 (No. 33-28655)
                originally filed May 19, 1989, and amendment No. 1 thereto filed
                June 21, 1989, which Registration Statement became effective June
                22, 1989.)
   10.29*     Full Recourse Promissory Note and Pledge Agreement between the
                 Company and Gordon E. Eubanks, Jr. (Incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on
                 Form 10-K for the year ended April 2, 1993.)
   10.30*     Form of Promissory Note and Pledge Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.31*     Form of Housing Assistance Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-4 (No.
                 33-35385) initially filed June 13, 1990.)
   10.32      Note Purchase Agreement, dated April 2, 1993, among Symantec
                 Corporation, Morgan Guaranty Trust Company of New York, as
                 Trustee, J. P. Morgan Investments Management, Inc., as
                 Investment Manager and The Northwestern Mutual Life Insurance
                 Company, including Form of Convertible Subordinated Notes.
                 (Incorporated by reference to Exhibit 10.30 filed with the
                 Registrant's

----------
* Indicates a management contract or compensatory plan or arrangement.

                 Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.33*     The Registrant's Section 401(k) Plan, as amended. (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual
                 Report on Form 10-K for the year ended March 31, 1995.)
   10.34*     Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)
   10.35      Assignment of Copyright and Other Intellectual Property Rights.
                 (Incorporated by reference to appendix to Prospectus/Proxy
                 Statement filed with the Registrant's Registration Statement on
                 Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.36*     Employment and Consulting Agreement among Symantec Corporation,
                 Symantec Acquisition Corp. and Charles M. Boesenberg.
                 (Incorporated by reference to Exhibit 10.32 filed with the
                 Registrant's Annual Report of Form 10-K for the year ended
                 April 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
   10.37*     Stock Option Grant between the Company and Charles Boesenberg.
                 (Incorporated by reference to Exhibit 10.29 filed with the
                 Registrants Annual Report on Form 10-K for the year ended March
                 31, 1995.)
   10.38      Authorized Distributor Agreement between Symantec Corporation and
                 Ingram Micro, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
   10.39      Authorized Distributor Agreement between Symantec Corporation and
                 Merisel Americas, Inc. (Incorporated by reference to Exhibit
                 10.35 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
   10.40*     Employment and Non-competition Agreement between Symantec
                 Corporation and Dennis Bennie. (Incorporated by reference to
                 Exhibit 10.02 filed with the Registrants Quarterly Report on
                 Form 10-Q for the quarter ended December 29, 1995.)
   10.41      Combination Agreement between Symantec Corporation and Delrina
                 Corporation dated July 5, 1995. (Incorporated by reference to
                 Exhibit 10.01 filed with the Registrants Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 1995.)
   10.42      Asset Purchase Agreement dated as of September 10, 1996 by and between Delrina and JetForm. (Incorporated by reference to
                 Exhibit 2.01 filed with the Registrant's Current Report of Form
                 8-K filed September 26, 1996.)
   10.43      Asset Purchase Agreement, as amended, dated as of March 27, 1997 by and between Hewlett-Packard Company and Symantec Corporation.
   10.44      Class action complaint filed by the law firm of Milberg Weiss
                 Bershad Hynes & Lerach in Superior Court of the State of
                 California, County of Santa Clara against the Company and
                 several of its current and former officers and directors.
                 (Incorporated by reference to Exhibit 10.35 filed with the
                 Registrant's Annual Report of Form 10-K for the year ended
                 March 31, 1996.)
   11.01      Computation of Net Income (Loss) Per Share.
   21.01      Subsidiaries of the Registrant.
   23.01      Consent of Ernst & Young LLP, Independent Auditors.
   23.02      Consent of Price Waterhouse, Independent Auditors.
   27.01      Financial Data Schedule.

(b)  Reports on Form 8-K
     None
(c)  Exhibits:
     The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.
(d)  Financial Statement Schedules:
     The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a)2, as set forth on page 56.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.................      33

Report of Price Waterhouse, Independent Auditors..................      34

Consolidated Balance Sheets as of March 31, 1997 and 1996.........      35

Consolidated Statements of Operations for the years ended March
  31, 1997, 1996 and 1995.........................................      36

Consolidated Statements of Stockholders' Equity for the years
  ended March 31, 1997, 1996 and 1995.............................      37

Consolidated Statements of Cash Flow for the years ended March
  31, 1997, 1996 and 1995.........................................      38

Summary of Significant Accounting Policies........................      39

Notes to Consolidated Financial Statements........................      42

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We did not audit the financial statements or schedule of Delrina Corporation, which statements reflect net income constituting 14% of the related 1995 consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Delrina Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based upon our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                       ERNST & YOUNG LLP

San Jose, California
April 25, 1997, except for paragraph 6 of Note 11, as to which the date is May 13, 1997

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



PRICE WATERHOUSE
Chartered Accountants

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                         March 31,
                                                                         ------------------------
(In thousands)                                                                1997           1996
---------------------------------------------------------                ---------      ---------
ASSETS

Current assets:
   Cash and short-term investments                                       $ 160,082      $ 129,199
   Trade accounts receivable                                                47,650         59,340
   Inventories                                                               4,476          7,893
   Deferred income taxes                                                    12,823         12,875
   Other                                                                    13,166         14,653
                                                                         ---------      ---------
     Total current assets                                                  238,197        223,960
Equipment and leasehold improvements                                        51,610         51,698
Restricted investments                                                      47,448           --
Capitalized software                                                         2,037          4,183
Other                                                                        2,381          5,186
                                                                         ---------      ---------
                                                                         $ 341,673      $ 285,027
                                                                         =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $  30,328      $  23,368
   Accrued compensation and benefits                                        16,241         14,888
   Other accrued expenses                                                   53,742         47,664
   Income taxes payable                                                      8,276          3,329
   Current portion of long-term obligations                                     41             68
                                                                         ---------      ---------
     Total current liabilities                                             108,628         89,317
Convertible subordinated debentures                                         15,000         15,000
Long-term obligations                                                           66            393
Commitments and contingencies
Stockholders' equity:
   Preferred stock (authorized: 1,000; issued and outstanding: none)          --             --
   Common stock (authorized: 100,000; issued and outstanding: 55,427
     and 53,636 shares)                                                        554            536
   Capital in excess of par value                                          291,548        279,508
   Notes receivable from stockholders                                         (144)          (144)
   Cumulative translation adjustment                                        (7,580)        (7,591)
   Accumulated deficit                                                     (66,399)       (91,992)
                                                                         ---------      ---------
     Total stockholders' equity                                            217,979        180,317
                                                                         ---------      ---------
                                                                         $ 341,673      $ 285,027
                                                                         =========      =========



The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          Year Ended March 31,
                                                                       ---------------------------------------
(In thousands, except net income (loss) per share)                          1997           1996           1995
--------------------------------------------------                     ---------      ---------      ---------
Net revenues                                                           $ 472,183      $ 445,432      $ 431,268
Cost of revenues                                                          93,544        108,975         90,935
                                                                       ---------      ---------      ---------
   Gross margin                                                          378,639        336,457        340,333
Operating expenses:
   Research and development                                               88,924         94,672         70,706
   Sales and marketing                                                   220,811        229,703        190,439
   General and administrative                                             34,030         32,744         29,357
   Acquisition, restructuring and
      other expenses                                                       8,585         27,617          9,545
                                                                       ---------      ---------      ---------
      Total operating expenses                                           352,350        384,736        300,047
                                                                       ---------      ---------      ---------
Operating income (loss)                                                   26,289        (48,279)        40,286
   Interest income                                                         7,182          7,512          5,648
   Interest expense                                                       (1,402)        (1,495)        (2,419)
   Other income (expense), net                                            (1,691)        (2,130)         1,041
                                                                       ---------      ---------      ---------
Income (loss) before income taxes                                         30,378        (44,392)        44,556
   Provision (benefit) for income taxes                                    4,340         (4,609)        11,147
                                                                       ---------      ---------      ---------
Net income (loss)                                                      $  26,038      $ (39,783)     $  33,409
                                                                       =========      =========      =========

Net income (loss) per share - primary                                  $    0.47      $   (0.76)     $    0.65
                                                                       =========      =========      =========
Net income (loss) per share - fully diluted                            $    0.47      $   (0.76)     $    0.61
                                                                       =========      =========      =========

Shares used to compute net income (loss) per share - primary              55,407         52,664         52,181
                                                                       =========      =========      =========

Shares used to compute net income (loss) per share - fully diluted        55,841         52,664         56,491
                                                                       =========      =========      =========




The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Notes
                                                         Capital in   Receivable     Cumulative                            Total
                                             Common       Excess of         from    Translation     Accumulated     Stockholders'
(In thousands)                                Stock       Par Value Stockholders     Adjustment         Deficit           Equity
--------------                               ------      ---------- ------------    -----------     -----------     ------------
Balances, March 31, 1994                       $484       $ 226,001        $(149)       $(7,054)       $(90,089)       $ 129,193
  Net income                                     --              --           --             --          33,409           33,409
  Acquisition of Intec and SLR:
   Issued 303 shares of common stock              3              38           --             --              --               41
   Accumulated deficit                           --              --           --             --            (363)            (363)
  Issued common stock:
   2,147 shares under stock plans
     and other                                   21          21,351           --             --              --           21,372
  Repayments on notes                            --              --            5             --              --                5
  Issued 57 shares to acquire subsidiary         --           1,376           --             --              --
                                                                                                                           1,376
  Translation adjustment                         --              --           --           (159)             --             (159)
                                               ----       ---------        -----        -------        --------        ---------
Balances, March 31, 1995                        508         248,766         (144)        (7,213)        (57,043)         184,874
  Net loss                                       --              --           --             --         (39,783)         (39,783)
  Delrina net loss for the quarter
   ended June 30, 1995                           --              --           --             --           4,834            4,834
  Issued common stock:
   2,021 shares under stock plans
     and other                                   20          21,101           --             --              --           21,121
   833 shares from conversion of
     convertible debentures                       8           9,641           --             --              --            9,649
  Translation adjustment                         --              --           --           (378)             --             (378)
                                               ----       ---------        -----        -------        --------        ---------
Balances, March 31, 1996                        536         279,508         (144)        (7,591)        (91,992)         180,317
  Net income                                     --              --           --             --          26,038           26,038
  Acquisition of Fast Track:
   Issued 600 shares of common stock              6              (5)          --             --              --                1
   Accumulated deficit                           --              --           --             --            (445)            (445)
  Issued common stock:
   1,191 shares under stock plans
     and other                                   12          12,045           --             --              --           12,057
  Translation adjustment                         --              --           --             11              --               11
                                               ----       ---------        -----        -------        --------        ---------
Balances, March 31, 1997                       $554       $ 291,548        $(144)       $(7,580)       $(66,399)       $ 217,979
                                               ====       =========        =====        =======        ========        =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                              Year Ended March 31,
                                                                        -----------------------------------------
(In thousands)                                                               1997            1996            1995
----------------------------------------------                          ---------       ---------       ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                     $  26,038       $ (39,783)      $  33,409
  Delrina net loss for the quarter ended June 30, 1995                         --           4,834              --
  Acquired companies' net assets                                             (445)             --          (1,677)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization of equipment and
     leasehold improvements                                                22,770          19,717          15,689
   Amortization and write-off of capitalized software costs                10,477          19,141          13,360
   Write-off of equipment and leasehold improvements                        4,010           3,403           1,539
   Deferred income taxes                                                       21            (989)          7,267
   Net change in assets and liabilities:
     Trade accounts receivable                                             11,699          17,554         (15,266)
     Inventories                                                            3,432           1,450           1,308
     Other current assets                                                   1,304          (6,461)          4,008
     Capitalized software costs                                            (7,656)         (3,286)         (1,523)
     Other assets                                                           2,720           2,465          (6,175)
     Accounts payable                                                       7,373          (2,368)        (11,224)
     Accrued compensation and benefits                                      1,502           1,313          (1,042)
     Accrued other expenses                                                 6,104          (7,203)         (1,546)
     Income taxes payable                                                   5,031           1,211              78
                                                                        ---------       ---------       ---------

Net cash provided by operating activities                                  94,380          10,998          38,205
                                                                        ---------       ---------       ---------

INVESTING ACTIVITIES:
  Capital expenditures                                                    (27,195)        (35,767)        (24,749)
  Purchased intangibles                                                      (698)           (461)         (4,293)
  Purchases of short-term, available-for-sale investments                (180,000)       (154,500)       (166,524)
  Maturities of short-term, available-for-sale investments                203,098         168,681         122,736
  Purchases of long-term, restricted investments                          (47,448)             --              --
  Sales of fixed assets and other                                              --              --          (1,505)
                                                                        ---------       ---------       ---------

Net cash used in investing activities                                     (52,243)        (22,047)        (74,335)
                                                                        ---------       ---------       ---------

FINANCING ACTIVITIES:
  Principal payments on long-term obligations                                (354)           (475)           (889)
  Net proceeds from sales of common stock and other                        12,057          20,770          21,395
                                                                        ---------       ---------       ---------

Net cash provided by financing activities                                  11,703          20,295          20,506
                                                                        ---------       ---------       ---------

Effect of exchange rate fluctuations on cash and cash equivalents             141           2,339          (2,263)
Increase (decrease) in cash and cash equivalents                           53,981          11,585         (17,887)
Beginning cash and cash equivalents                                        41,777          30,192          48,079
                                                                        ---------       ---------       ---------
Ending cash and cash equivalents                                        $  95,758       $  41,777       $  30,192
                                                                        =========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (net of refunds) during the year                      $     392       $     906       $    (759)
Interest paid on convertible subordinated debentures and
  long-term obligations                                                 $   1,182       $   1,299       $   2,070


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business
Symantec Corporation ("Symantec" or the "Company") develops, markets and supports a diversified line of application and system software products designed to enhance individual and workgroup productivity. Symantec's products, comprising both application software and system software, are currently organized into the following three major product groups: Remote Productivity Solutions, Security and Assistance and Emerging Businesses and Other. Customers consist primarily of corporations, higher education institutions, government agencies and individual users, which are mainly located in North America, Europe and Asia/Pacific.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries ("Symantec" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation
During fiscal 1997, 1996 and 1995, Symantec acquired various companies in transactions accounted for as poolings of interest. Accordingly, all financial information has been restated to reflect the combined operations of Symantec and the acquired companies with the exception of Intec Systems Corporation ("Intec"), SLR Systems, Inc. ("SLR") and Fast Track, Inc. ("Fast Track"). The results of operations of Intec, SLR and Fast Track were not material to Symantec's consolidated financial statements, and therefore, amounts prior to the year of acquisition were not combined with Symantec's financial statements.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1997, 1996 and 1995 reflect amounts as of and for the periods ended March 28, 1997, March 29, 1996 and March 31, 1995, respectively. The fiscal year ending on April 3, 1998 will be comprised of a 53 week period.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Non-current assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The cumulative translation adjustments resulting from this process are shown separately as a component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income (loss).

Revenue Recognition
Symantec recognizes revenue upon shipment when no significant vendor obligations remain and collection of the receivable, net of provisions for estimated future returns, is probable. Symantec offers the right of return of its products under various policies. The Company estimates and maintains reserves for product returns. Based on returns experienced, the Company's estimates have been materially accurate.

During fiscal 1997, Symantec sold certain software products and related tangible assets to JetForm Corporation ("JetForm") and to the Hewlett-Packard Company ("Hewlett-Packard") (see Note 9 of Notes to Consolidated Financial Statements). Due to the uncertainty regarding the ultimate collectibility of certain contractual installment payments from JetForm, Symantec is recognizing the related revenue as payments are due and collectibility is assured. Due to the uncertainty regarding the amounts upon which the related Hewlett-Packard payments are determined, Symantec is recognizing these amounts as revenue as they are determinable.

Revenues related to significant post-contract support agreements (generally product maintenance agreements) are deferred and recognized over the period of the agreements. The estimated cost of providing insignificant post-contract support (generally telephone support) is accrued at the time of the sale and is included in sales and marketing expense. Technical support costs included in sales and marketing expense were $35.1 million, $34.5 million and $28.0 million in fiscal 1997, 1996 and 1995, respectively.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


Symantec recognized approximately $3.0 million of North American net revenues in the March 1995 quarter and $7.2 million of international net revenues in the June 1995 quarter that had been previously deferred by Central Point in accordance with Statement of Financial Accounting Standards No.48.

Cash Equivalents, Short-Term Investments and Restricted Investments
Symantec considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents, short-term investments and restricted investments, consisting principally of commercial paper, corporate notes, U.S. treasury notes and certificates of deposit, are classified as available-for-sale as of the balance sheet date. These securities are reported at amortized cost, which approximates fair value, and therefore, there are no unrealized gains and losses included in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based upon the specific identification method.

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

Capitalized Software
Purchased product rights are comprised of acquired software ("product rights") and are stated at cost less accumulated amortization. Amortization is provided on the greater of the straight-line basis over the estimated useful lives of the respective assets, generally three to five years, or on the basis of the ratio of current revenues to current revenues plus anticipated future revenues. In fiscal 1997, Symantec wrote off approximately $0.6 million of unamortized purchased product rights related to its network administration technology, as a result of the sale of this business unit to Hewlett-Packard in March 1997.

In fiscal 1997, Symantec capitalized approximately $7.7 million of capitalized software development costs, primarily related to network administration technology, which was sold to Hewlett-Packard in March 1997, resulting in the write off of approximately $7.0 million of unamortized costs during the fourth quarter of fiscal 1997 (See Note 9 of Notes to Consolidated Financial Statements). Amortization expense for capitalized software development costs during the fourth quarter of fiscal 1997 totaled approximately $0.3 million.

Prior to fiscal 1997, capitalization of certain software development costs in accordance with Statement of Financial Accounting Standards No. 86 did not materially affect the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec in fiscal 1996. Delrina did not capitalize any software development costs in fiscal 1996 and capitalized approximately $6.3 million in software development costs in fiscal year 1995, which were substantially written off in fiscal 1996 as the result of the de-emphasis of Delrina Windows 3.1 and certain other products. The related amortization expense was approximately $5.6 million and $4.0 million in fiscal 1996 and 1995, respectively.

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

Concentrations of Credit Risk
The Company's product revenues are concentrated in the personal computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term investments, restricted investments and trade accounts receivable. The Company's investment portfolio is diversified and consists of investment grade A-1/P-1 securities. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. The Company generally does not require collateral and maintains reserves for potential credit losses, and such losses have been within management's expectations.

Advertising
Advertising expenditures are charged to operations as incurred except for certain direct mail campaigns which are deferred and amortized over the expected period of benefit or twelve months, whichever is shorter. Deferred advertising costs have not been material in all periods presented. Advertising expense for fiscal 1997, 1996 and 1995 was approximately $39.1 million, $43.0 million and $41.0 million, respectively.

Impairment of Long-Lived Assets
Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," applicable for the fiscal year beginning April 1, 1996, did not have a material effect on the Company's consolidated financial condition or results of operations.

Common Stock Repurchase
On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. The shares will be used for employee stock purchase programs and option grants. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

Recent Accounting Pronouncements
In February 1997, the Finance Accounting Standards Board issued Statement (SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The application of the SFAS 128 new "basic earnings per share" calculation results in basic earnings per share of $0.48 for the year ended March 31, 1997, basic loss per share of $0.76 for the year ended March 31, 1996 and basic earnings per share of $0.68 for the year ended March 31, 1995. The Company does not expect the new diluted calculation to be materially different to fully diluted earnings per share.

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation format. During fiscal 1997, certain deferred revenue amounts which were previously classified as accrued liabilities have been reclassified to accounts receivable. The reclassification amounted to approximately $19.0 million, $13.0 million, and $3.0 million in fiscal 1997, 1996, and 1995, respectively. All financial information has been restated to conform to this presentation

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BALANCE SHEET INFORMATION


                                                                                     March 31,
                                                                    -------------------------
(In thousands)                                                           1997            1996
------------------------------                                      ---------       ---------
Cash, cash equivalents and short-term investments:
  Cash                                                              $  33,755       $  20,176
  Cash equivalents                                                     62,003          21,601
  Short-term investments                                               64,324          87,422
                                                                    ---------       ---------
                                                                    $ 160,082       $ 129,199
                                                                    =========       =========
Trade accounts receivable:
  Receivables                                                          51,950       $  64,356
  Less: allowance for doubtful accounts                                (4,300)         (5,016)
                                                                    ---------       ---------
                                                                    $  47,650       $  59,340
                                                                    =========       =========
Inventories:
  Raw materials                                                         1,736       $   1,969
  Finished goods                                                        2,740           5,924
                                                                    ---------       ---------
                                                                    $   4,476       $   7,893
                                                                    =========       =========
Equipment and leasehold improvements:
  Computer equipment                                                   91,533       $  79,153
  Office furniture and equipment                                       27,706          25,753
  Leasehold improvements                                               17,697          12,603
                                                                    ---------       ---------
                                                                      136,936         117,509
  Less: accumulated depreciation and amortization                     (85,326)        (65,811)
                                                                    ---------       ---------
                                                                    $  51,610       $  51,698
                                                                    =========       =========
Capitalized software:
  Purchased product rights                                                591       $   8,680
  Capitalized software costs                                            2,465           5,623
  Less: accumulated amortization of purchased product rights              (55)         (8,162)
  Less: accumulated amortization of capitalized software costs           (964)         (1,958)
                                                                    ---------       ---------
                                                                    $   2,037       $   4,183
                                                                    =========       =========
Other accrued expenses:
  Acquisition and restructuring expenses                                3,833       $   7,833
  Deferred revenue                                                     13,825          13,350
  Marketing development funds                                          12,529          11,412
  Other                                                                23,555          15,069
                                                                    ---------       ---------
                                                                    $  53,742       $  47,664
                                                                    =========       =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 2.  BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

During the three fiscal years ended March 31, 1997, Symantec completed acquisitions of the following companies:

                                                          Shares of     Acquired
                                                           Symantec      Company
                                                             Common        Stock
                                                              Stock      Options
Companies Acquired                    Date Acquired          Issued      Assumed
------------------                    -------------      ----------    ---------
Fast Track, Inc. ("Fast Track")       May 28, 1996          600,000           --
Delrina Corporation ("Delrina")       November 22, 1995  13,684,174*   1,271,677
Intec Systems Corporation ("Intec")   August 31, 1994       133,332           --
Central Point Software, Inc.
  ("Central Point")                   June 1, 1994        4,029,429      707,452
SLR Systems, Inc. ("SLR")             May 31, 1994          170,093           --


* Includes Delrina exchangeable stock that is traded on the Toronto Stock Exchange. Delrina stockholders received Delrina exchangeable stock in exchange for Delrina common shares at a rate of 0.61 per share. Delrina exchangeable stock may be converted at any time into Symantec common stock on a one-for-one basis at each stockholder's option.

All of these acquisitions were accounted for as poolings of interest. In connection with the acquisitions of the companies listed above, Symantec incurred significant acquisition expenses (See Note 10). Due to differing year ends of Symantec and Delrina, financial information for dissimilar fiscal year ends was combined. Delrina's fiscal year ended June 30, 1995 was combined with Symantec's fiscal year ended March 31, 1995. Accordingly, Delrina's results of operations for the quarter ended June 30, 1995 were duplicated in the combined statements of operations for fiscal 1996 and 1995 and Delrina's net loss for the quarter ended June 30, 1995 was credited to stockholder's equity. Delrina reported net revenues of $19.8 million and net loss of $4.8 million in the quarter ended June 30, 1995. The results of operations of Fast Track were not material to Symantec's consolidated financial statements, and therefore, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies.


NOTE 3. CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

All cash equivalents, short-term investments and restricted investments have been classified as available-for-sale securities. As of March 31, 1997 and 1996, the estimated fair value of the cash equivalents and short-term investments consisted of the following:

Cash equivalents and short-term investments (In thousands)             1997        1996
-----------------------------------------------------------         -------     -------
Taxable commercial paper                                           $ 64,196    $ 77,392
Money market funds                                                    2,598      21,601
Taxable corporate notes                                               5,130       5,022
Taxable certificates of deposit                                       5,030       5,008
Treasury bills                                                       33,648          --
Taxable fixed deposit                                                15,725          --
                                                                   --------    --------
                                                                   $126,327    $109,023
                                                                   ========    ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



All of the Company's available-for-sale cash equivalent and short-term investment securities as of March 31, 1997 and 1996 have a contractual maturity of less than one year. As of March 31, 1997 and 1996, the estimated fair value of the restricted investments consisted of the following:

Restricted investments  (In thousands)            1997        1996
------------------------------------------     -------     -------
Maturities of less than one year:
Money market funds                             $     6     $    --
Treasury bills                                  19,815          --
                                               -------     -------
                                               $19,821     $    --
                                               =======     =======

Maturities of one to three years:
Treasury notes                                 $27,627     $    --
                                               -------     -------
                                               $27,627     $    --
                                               =======     =======

The Company's available-for-sale restricted investments relate to certain collateral requirements for lease agreements associated with the Symantec's corporate Cupertino, California facilities and have maturities of three years or less (See Note 6 of Notes to Consolidated Financial Statements).

Fair values of cash, cash equivalents, short-term investments and restricted investments approximate cost due to the nature of the investments and/or their short period to maturity.

During the period covered by the financial statements, the Company has not used any derivative instrument for trading purposes. Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and hedges some residual transaction exposures through the use of one-month foreign exchange forward contracts. The Company enters into foreign exchange forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain firmly committed transactions. Fair value of foreign exchange forward contracts are based on quoted market prices. At March 31, 1997, there was a total notional amount of approximately $46.3 million of outstanding foreign exchange forward contracts all of which mature in 35 days or less. The net liability of forward contracts was a notional amount of approximately $45.8 million at March 31, 1997. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods and the minimal fluctuations in foreign currency exchange rates. The Company does not hedge its translation risk.


NOTE 4.  CONVERTIBLE SUBORDINATED DEBENTURES

On April 2, 1993, the Company issued convertible subordinated debentures totaling $25.0 million. The debentures bear interest at 7.75% payable semiannually and are convertible into Symantec common stock at $12 per share at the option of the investor. The debentures are due in three equal annual installments beginning in 1999 and are redeemable at the option of the investors in the event of a change in control of Symantec or the sale of all or substantially all of the assets of the Company. Symantec, at its option, may redeem the notes at any time on 30 to 60 days notice; however, the Company could incur a prepayment penalty for early redemption. The holders are entitled to certain registration rights relating to the shares of common stock resulting from the conversion of the debentures. The Company reserved 2,083,333 shares of common stock to be issued upon conversion of these debentures. The debentures limit the payment of cash dividends and the repurchase of capital stock to a total of $10.0 million plus 25% of cumulative net income subsequent to April 2, 1993.

On April 26, 1995, convertible subordinated debentures totaling $10.0 million were converted into 833,333 shares of Symantec common stock, leaving 1,250,000 shares of common stock reserved for future conversion as of March 31, 1997.

The estimated fair value of the $15.0 million convertible subordinated debentures was approximately $17.9 million at March 31, 1997. The estimated fair value was based on the total shares of common stock reserved for issuance upon conversion of the debentures at the closing price of the Company's common stock at March 31, 1997, which exceeded the conversion price of $12 per share, plus accrued interest.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 5.  LINE OF CREDIT

The Company has a $10.0 million bank line of credit that expires in March 1998. The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (8.50% at March 31, 1997), the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or London Interbank Offering Rate ("LIBOR") plus 1.25%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of March 31, 1997. At March 31, 1997, there was approximately $0.3 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at March 31, 1997.


NOTE 6.  COMMITMENTS

Symantec leases all of its facilities and certain equipment under operating leases that expire at various dates through 2026. The Company currently subleases some space under various operating leases which will expire at various dates through 2000.

The future fiscal year minimum operating lease commitments were as follows at March 31, 1997:

(In thousands)
------------------------------------------------------
1998                                           $15,800
1999                                            15,029
2000                                            13,831
2001                                            10,612
2002                                             7,639
Thereafter                                      24,352
                                               -------
Operating lease commitments                     87,263
Sublease income                                 (5,343)
                                               -------
Net operating lease commitments                $81,920
                                               =======


 Rent expense charged to operations totaled approximately $12.4 million, $11.3 million and $9.7 million for the years ended March 31, 1997, 1996 and 1995, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



In fiscal 1997, Symantec entered into lease agreements for two existing office buildings, land and one office building under construction in Cupertino, California. The lease agreements are for seven years and the lease payments per year total approximately $1.0 million in fiscal 1997, $4.1 million in fiscal 1998 and $4.8 million in fiscal years 1999 through 2004. Lease payments are based on the three month LIBOR in effect at the beginning of each fiscal quarter. Symantec has the right to acquire the related properties at any time during the seven year lease period. If at the end of the lease term Symantec does not renew the lease, purchase the property under lease or arrange a third party purchase, then the Company will be obligated to the lessor for a guaranteed residual amount equal to a specified percentage of the Company's purchase price of the property. Symantec would also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount. The guaranteed residual payment on the lease agreements for the two existing office buildings totals approximately $38.4 million. The guaranteed residual payment on the lease agreements for the land and office building under construction was approximately $7.0 million at March 31, 1997 and will increase to approximately $31.7 million at the completion of the construction during fiscal year 1999. As security against this guaranteed residual payment, Symantec is required to maintain a corresponding investment in U.S. Treasury securities with maturities not to exceed three years. Symantec is restricted in its use of these investments per the terms of the lease agreement. The investments total approximately $47.4 million and are classified as non-current restricted investments within the financial statements.


The Company currently occupies a portion of these office buildings and has assumed the right to sub-lease income provided by the other tenants. The sub-lease agreements have terms expiring in April 1997 through September 2000.


NOTE 7.  INCOME TAXES

The components of the provision (benefit) for income taxes were as follows:

                                                          Year Ended March 31,
                                               -------------------------------
(In thousands)                                    1997        1996        1995
------------------------------------------     -------     -------     -------
 Current:
     Federal                                   $   514     $(5,882)    $   998
     State                                         302         130         349
     International                               3,472       2,149       2,825
                                               -------     -------     -------
                                                 4,288      (3,603)      4,172
Deferred:
     Federal                                       565      (1,006)      6,431
     State                                         126          --       1,761
     International                                (639)         --      (1,217)
                                               -------     -------     -------
                                                    52      (1,006)      6,975
                                               -------     -------     -------
                                               $ 4,340     $(4,609)    $11,147
                                               =======     =======     =======

The difference between the Company's effective income tax rate and the federal statutory income tax rate as a percentage of income (loss) before income taxes was as follows:

                                                          Year Ended March 31,
                                                 -----------------------------
                                                  1997        1996        1995
                                                ------      ------      ------
Federal statutory rate                             35.0%      (35.0)%      35.0%
State taxes, net of federal benefit                 2.9         0.3         3.3
Non-deductible acquisition expenses                  --         6.8         2.6
Non-deductible acquired in-process R&D               --          --         1.1
Impact of international operations                 (9.2)         --       (11.2)
Losses for which no benefit is
  currently recognizable                             --        16.9          --
Benefit of pre-acquisition losses
  of acquired entities                            (16.5)         --        (6.7)
Other, net                                          2.1         0.7         1.0
                                               --------    --------    --------
                                                   14.3%      (10.3)%      25.1%
                                               ========    ========    ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The principal components of deferred tax assets were as follows:

                                                         March 31,
                                               -------------------
(In thousands)                                    1997        1996
------------------------------                 -------     -------
Tax credit carryforwards                       $ 9,158     $ 8,213
Net operating loss carryforwards                 7,969      19,813
Inventory valuation accounts                     2,327       2,704
Other reserves and accruals not
  currently tax deductible                       8,570       9,403
Accrued compensation and benefits                2,392       1,916
Deferred revenue                                10,187       5,465
Sales incentive programs                         5,005       4,054
Allowance for doubtful accounts                    984       1,104
Acquired software                                2,613       2,979
Accrued acquisition, restructuring
  and other expenses                             1,077       2,364
Other                                            2,868         579
                                               -------     -------
                                                53,150      58,594
Valuation allowance                            (40,327)    (45,719)
                                               -------     -------
                                               $12,823     $12,875
                                               =======     =======

Realization of the $12.8 million of net deferred tax asset that is reflected in the financial statements is dependent upon the Company's ability to generate sufficient future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. earnings.

Approximately $22.3 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized. Approximately $4.3 million of the valuation allowance represents net operating loss and tax credit carryforwards of various acquired companies that are limited by separate return limitations and under the "change of ownership" rules of Internal Revenue Code Section 382 and the remaining $13.7 million of the valuation allowance relates to unbenefitted temporary differences and net operating loss and tax credit carryforwards. The change in the valuation allowance for the years ended March 31, 1997, 1996 and 1995 were a net decrease of $5.4 million and net increases of $14.8 million and $1.6 million, respectively.

Pretax income (loss) from international operations was approximately $24.9 million, $(4.1) million and $25.9 million for the years ended March 31, 1997, 1996 and 1995, respectively.

At March 31, 1997, the Company had tax credit carryforwards of approximately $9.2 million that expire in fiscal 1998 through 2011 and net operating loss carryforwards of approximately $19.3 million that expire in fiscal 1999 through 2012.


NOTE 8.  EMPLOYEE BENEFITS

401(k) Plan
Symantec maintains a salary deferral 401(k) plan for all of its domestic employees. The plan allows employees to contribute up to 15% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Symantec matches 100% of the first $500 of employees' contributions and then 50% of the employee's contribution up to 6% of the employees' eligible compensation. Company contributions under the plan were $2.0 million, $1.5 million and $1.2 million for the years ended March 31, 1997, 1996 and 1995, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Employee Stock Purchase Plan
In October 1989, the Company established the 1989 Employee Stock Purchase Plan (the "ESPP"). Subject to certain limitations, Company employees may purchase, through payroll deductions of 2 to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. On September 25, 1996, stockholders approved an amendment to the ESPP which included increasing by 1.4 million to 3.4 million the number of shares reserved for issuance under the ESPP. As of March 31, 1997, approximately 1.9 million shares had been issued and 1.5 million shares remain to be issued under the ESPP.

Stock Option Plans
The Company maintains stock option plans pursuant to which an aggregate total of approximately 17.4 million shares of Common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to the Company (or of any parent, subsidiary or affiliate of the Company as the Board of Directors or committee may determine). The purpose of these plans are to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a four-year period.

On May 14, 1996, Symantec stockholders approved the 1996 Equity Incentive Plan (the "96 Plan") which superseded the 1988 Option Plan (the "88 Plan") and made available approximately 2.7 million shares. On September 25, 1996, stockholders approved an amendment to the 96 Plan to make available for issuance up to approximately 1.3 million additional shares representing the number of options previously granted pursuant to the 88 Plan that had expired, were canceled or were unexercisable for any reason without having been exercised in full.

Stock option and warrant activity was as follows:

                                                             Weighted
                                                              Average
                                                    Number   Exercise
(In thousands, except exercise price per share)   of Shares      Price
-----------------------------------------------   ---------   --------
Outstanding at March 31, 1994                         8,685     $12.28
  Granted                                             3,799      19.02
  Exercised                                          (1,813)      9.53
  Canceled                                           (1,682)     20.20
                                                     ------
Outstanding at March 31, 1995                         8,989      14.36
  Granted                                             5,990      16.56
  Exercised                                          (1,601)     10.40
  Canceled                                           (3,660)     22.14
                                                     ------
Outstanding at March 31, 1996                         9,718      13.43
  Granted                                             2,681      13.90
  Exercised                                            (684)      9.89
  Canceled                                           (2,673)     14.21
                                                     ------
Outstanding at March 31, 1997                         9,042      13.61
                                                     ======


(In thousands)                                                       March 31,
-------------------------------------                       ------------------
Balances are as follows:                                      1997        1996
                                                            ------      ------
  Authorized but unissued                                   11,901      10,418
  Available for future grants                                2,859         700
  Exercisable and vested                                     4,066       3,894
  Exercised, subject to repurchase                              --           1

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The following tables summarize information about options outstanding at March 31, 1997:

                                                Outstanding options         Exercisable options
                           ----------------------------------------   -------------------------
                                             Weighted
                                              average      Weighted                    Weighted
                            Number of     contractual       average    Number of        average
                           shares (in            life      exercise   shares (in       exercise
Range of Exercise Prices    thousands)      (in years)        price    thousands)         price
------------------------   -----------    -----------      --------   ----------       --------
$ 1.00 - $ 12.50                2,995            7.27       $ 10.18        1,368          $9.71
$12.56 - $ 14.25                3,104            7.98         13.19        1,415          13.15
$14.31 - $ 39.13                2,943            7.64         17.54        1,283          19.42
                                -----                                      -----
                                9,042            7.63         13.61        4,066          13.97
                                =====                                      =====


These options will expire if not exercised at specific dates ranging from April 1997 to March 2007. Prices for options exercised during the three-year period ended March 31, 1997 ranged from $0.05 to $24.00.

Stock Award Plan
During fiscal 1996, the Company registered 400,000 shares to be issued under the terms of the 1994 Patent Incentive Plan (the "94 Patent Plan"). The purpose of this plan is to increase awareness of the importance of patents to the Company's business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to the Company. The Company's executive officers are not eligible for awards under the 1994 Patent Incentive Plan. As of March 31, 1997, approximately 9,000 shares had been issued under this plan.

Pro Forma Information
The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to March 31,

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



1995 under the fair value method of that statement. The fair value of options granted in fiscal years 1996 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

                                              Employee          Employee Stock
                                         Stock Options           Purchase Plan
                                      ----------------        ----------------
Range of Exercise Prices              1997        1996        1997        1996
-----------------------------------   ----       -----        ----        ----

Expected life (years)                 4.34        4.34        0.50        0.50
Expected volatility                   0.63        0.74        0.74        0.60
Risk free interest rate               6.7%        6.0%        5.4%        5.4%

During March 1996, the Board of Directors authorized the Company to offer to each employee with stock options having an exercise price greater than $13.10 (the "Old Options") the opportunity to cancel the affected grants and receive a new grant for the same number of shares dated March 4, 1996 (the "New Options"). On the date of grant, the New Options have an exercise price equal to $13.10 and a stock price of $12.63. Under the terms of this stock option cancellation and regrant, all options began vesting as of the new grant date and no portion of any regranted options were exercisable until March 4, 1997. Options representing a total of approximately 2.3 million shares of common stock were canceled and regranted. The weighted average fair value of these New Options was $14.79. The President and Chief Executive Officer, the then Executive Vice President, Worldwide Operations and Chief Financial Officer, the majority of the then members of the Executive Staff, and all members of the Board of Directors elected to exclude themselves from this stock option cancellation and regrant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The weighted-average estimated fair value of employee stock options for fiscal year 1997 and 1996 were $7.81 and $10.44 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan during fiscal year 1997 and 1996 were $7.74 and $18.94, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for employee stock options) and the six-month purchase period (for stock purchases under the Employee Stock Purchase Plan). The Company's pro forma information is as follows:

(In thousands, except per share data)                      Year ended March 31,
                                                           -------------------
                                                              1997        1996
                                                           -------     --------
  Net income (loss) - Pro forma                            $14,123     $(47,015)
  Net income (loss) per share - Pro forma                     0.27        (0.89)


The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000.


NOTE 9.  SALE OF PRODUCT RIGHTS

During September 1996, Symantec sold its electronic forms software products and related tangible assets to JetForm for approximately $100.0 million, payable over four years in quarterly installments through the June 2000 quarter. JetForm has the option to tender payment in either cash or in registered JetForm common stock, within a contractually defined quantity threshold. Due to the uncertainty regarding the ultimate collectibility of these installments, Symantec is recognizing the related revenue as payments are due and collectibility is assured from JetForm. Symantec recognized revenue of approximately $18.3 million from JetForm during fiscal 1997.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED




In March 1997, Symantec also sold the software products and related tangible assets of its Networking Business Unit to Hewlett-Packard, resulting in the receipt of approximately $1.0 million of revenue and a $2.0 million research and development reimbursement in the fourth quarter of fiscal 1997. Additionally, a two year quarterly royalty payment stream not to exceed a present value of $27.0 million as of the date of the transaction date will commence beginning in fiscal 1998, which is solely contingent on future sales of certain Hewlett-Packard products. Due to the uncertainty regarding the amounts upon which these royalties will be determined, Symantec is recognizing these amounts as they are estimable. In association with this sale to Hewlett-Packard, during the fourth quarter of fiscal 1997, Symantec wrote off approximately $7.0 million of unamortized software development costs and approximately $0.6 million of unamortized purchased product rights, as well as incurring approximately $2.0 million of legal, accounting and other costs associated with the transaction.


NOTE 10.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expense consists of the following:

                                                                              Year Ended March 31,
                                                               ----------------------------------
(In thousands)                                                     1997          1996        1995
---------------------------------------------------------      --------       -------     -------
Centralization and restructuring expenses                      $  3,185       $    --     $    --
Write off of acquired in-process research and
  development costs                                               3,050            --          --
Write off of equity investment                                    1,750            --          --
Fast Track, Inc. acquisition expenses                               600            --          --
Delrina acquisition                                                  --        22,000          --
Loss on sale of Time Line Solutions Corporation assets               --         2,653          --
Relocation of certain research and development activities            --         2,229          --
SLR acquisition                                                      --            --         545
Central Point acquisition                                            --        (2,300)      9,000
Legal fees and expenses                                              --         2,000          --
Other                                                                --         1,035          --
                                                               --------       -------      ------
Total acquisition, restructuring and other expenses            $  8,585       $27,617      $9,545
                                                               ========       =======      ======

During fiscal 1997, Symantec recorded a $1.8 million charge in connection with the write-off of an equity investment in a privately held company and a $3.1 million charge for the write off of certain in-process research and development costs acquired by the Company. Additionally, during fiscal 1997, the Company recorded a charge of $3.2 million, which included $2.4 million for personnel severence and outplacement charges, for costs related to the restructuring of certain domestic and international sales and research and development operations, settlement of the Carmel lawsuit (See Note 11 to Notes to Consolidated Financial Statements) and other expenses. The restructuring plans were substantially completed during fiscal 1997. Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996 in connection with the acquisition of Fast Track, Inc.

In connection with the acquisition of Delrina (See Note 2 to Notes to Consolidated Financial Statements) in fiscal 1996, Symantec recorded total acquisition charges of $22.0 million, which included $8.8 million for legal, accounting and financial advisory services, $6.4 million for the elimination of duplicative and excess facilities and equipment, $3.7 million for personnel severance and outplacement expenses and $3.1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

In November 1995, Symantec sold the assets of Time Line Solutions Corporation, a wholly-owned subsidiary, to a group comprised of Time Line Solution Corporation's management and incurred a $2.7 million loss on the sale.

During fiscal 1996, Symantec also expensed $1.0 million, which included a loss on the sale of certain assets and liabilities of a subsidiary and other expenses.

In February 1995, Symantec announced a plan to consolidate certain research and development activities. This plan was designed to gain greater synergy between the Company's Third Generation Language and Fourth Generation Language development groups. During fiscal 1996, the Company incurred $2.2 million for the relocation costs of moving equipment and personnel.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



In the fourth quarter of fiscal 1996, the Company recorded $2.0 million for estimated legal fees expected to be incurred in connection with a securities class action complaint filed in March 1996 and other legal expenses (See Note 11 to Consolidated Financial Statements).

In connection with the acquisitions of Central Point and SLR (See Note 2 to Consolidated Financial Statements), Symantec recorded total acquisition charges of $9.5 million in fiscal 1995. The charges included $3.2 million for legal, accounting and financial advisory services, $1.0 million for the write-off of duplicative product-related expenses and modification of certain development contracts, $0.9 million for the elimination of duplicative and excess facilities, $3.1 million for personnel severance and outplacement expenses and $1.3 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses. During fiscal 1996, the Company recognized a reduction in accrued acquisition, restructuring and other expenses of $2.3 million as actual costs incurred were less than costs previously accrued by the Company.

As of March 31, 1997, total accrued cash related acquisition and restructuring expenses were $3.8 million and included $0.2 million for estimated legal fees and expenses, $0.4 million for the elimination of duplicative and excess facilities and $3.2 million for other acquisition related expenses.


NOTE 11.  LITIGATION

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 10, 1997, to reflect changes brought about by Symantec's demurrer to previous complaints. The same plaintiffs have further filed, on January 7, 1997, a complaint in federal court based on the same facts as the state court complaint, for violation of the Securities Act of 1934. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints. The Company has accrued certain estimated legal fees and expenses related to this matter; however, actual amounts may differ materially from those estimated amounts.

On September 3, 1992, Borland International, Inc. ("Borland") filed a lawsuit in the Superior Court for Santa Cruz County, California against Symantec, Gordon E. Eubanks, Jr. (Symantec's President and Chief Executive Officer) and Eugene Wang (a former Executive Vice President of Symantec and former employee of Borland). The complaint, as amended, alleged misappropriation of trade secrets, unfair competition, including breach of contract, interference with prospective economic advantage and unjust enrichment. Under a confidential joint settlement agreement entered into as of February 25, 1997, this case was fully settled.

On June 11, 1992, Dynamic Microprocessor Associates, Inc. ("DMA"), a former wholly-owned subsidiary of Symantec which has since been merged into Symantec, commenced an action against EKD Computer Sales & Supplies Corporation ("EKD"), a former licensee of DMA and Thomas Green, a principal of EKD, for copyright infringement, violations of the Lanham Act, trademark infringement, misappropriation, deceptive acts and practices, unfair competition and breach of contract. On July 14, 1992, the Suffolk County, New York sheriff's department conducted a search of EKD's premises and seized and impounded thousands of infringing articles. On July 21, 1992, the Court issued a preliminary injunction against EKD and Mr. Green, enjoining them from manufacturing, marketing, distributing, copying or purporting to license DMA's pcANYWHERE III or using DMA's marks. On March 18, 1997, the Magistrate assigned to the action issued a non-binding Report and Recommendation recommending that summary judgment be granted in Symantec's/DMA's favor on certain claims and counterclaims. Judge Block has subsequently approved the recommendation, which has disposed of certain claims against Symantec.

On April 10, 1997, Trio Systems LLC filed a lawsuit in the United States District Court, Central District of California, against Symantec, for damages, injunctive and declaratory relief and for the imposition of a constructive trust claiming copyright infringement, fraud, misrepresentation and breach of contract, based on Symantec's alleged inclusion, in its Norton Utilities, Norton Your Eyes Only and pcANYWHERE products, of Trio's C-Index code.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


No discovery motions have as yet been filed. Symantec believes these claims have no merit and intends to defend this action vigorously.

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates in the United States District Court, Northern District of California, for copyright infringement and unfair competition. Symantec believes McAfee Associates copied portions of Symantec's copyrighted software code and unlawfully incorporated such code into certain of McAfee's products. Symantec plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

On May 13, 1997, Trend Micro Incorporated filed a lawsuit in the United States District Court, Northern District of California, against Symantec Corporation and McAfee Associates, alleging against Symantec patent infringement by the Symantec product known as Norton AntiVirus for Internet E-mail Gateways. The lawsuit requests damages, injunctive relief and costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

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

INFORMATION BY GEOGRAPHIC AREA

                                                          Year Ended March 31,
                                               -------------------------------
(In thousands)                                    1997        1996        1995
------------------------------                 -------     -------     -------
Net revenues:
   U.S. operations:
     North American customers                 $334,210    $303,280    $296,684
     International customers                     6,451      16,609      16,977
     Intercompany                                   79       6,015       4,625
                                              --------    --------    --------
                                               340,740     325,904     318,286
   Other international operations:
     Customers                                 131,522     125,543     117,607
     Intercompany                                  745      11,387      13,865
                                              --------    --------    --------
                                               132,267     136,930     131,472
   Eliminations                                   (824)    (17,402)    (18,490)
                                              --------    --------    --------
                                              $472,183    $445,432    $431,268
                                              ========    ========    ========

Operating income (loss):
   U.S. operations                            $ 11,415    $(58,296)   $ 17,907
   International operations                     12,931       8,201      23,449
   Eliminations                                  1,943       1,816      (1,070)
                                              --------    --------    --------
                                              $ 26,289    $(48,279)   $ 40,286
                                              ========    ========    ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



                                                                     March 31,
                                               -------------------------------
(In thousands)                                    1997        1996        1995
------------------------------                 -------     -------     -------
Identifiable assets:
   U.S. operations                            $284,023    $236,508    $255,748
   International operations                     57,650      48,519      50,378
                                              --------    --------    --------
                                              $341,673    $285,027    $306,126
                                              ========    ========    ========

Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions. "U.S. operations" include sales to customers in the United States and exports of finished goods directly to international customers, primarily in Canada. Exports and international OEM transactions are primarily denominated in U.S. dollars. "Other international operations" primarily include export sales from the Irish manufacturing subsidiary to European and Asia/Pacific customers. International revenues, which include net revenues from other international operations and exports made by U.S. operations, were 29%, 32% and 31% of total revenue for fiscal 1997, 1996 and 1995, respectively.

SIGNIFICANT CUSTOMERS
The following customers accounted for more than 10% of net revenues during fiscal 1997, 1996 and 1995:

                                                          Year Ended March 31,
                                                  ----------------------------
                                                  1997        1996        1995
                                                  ----        ----        ----
Ingram Micro, Inc.                                  27%         27%         22%
Merisel Americas, Inc.                               *          10          11

*  Amount is less than 10%.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SYMANTEC CORPORATION
                                     (Registrant)

                                 By  /s/ Gordon E. Eubanks, Jr.
                                     --------------------------------------
                                     (Gordon E. Eubanks, Jr.,
                                     President and Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

        Signature                          Title                  Date
        ---------                          -----                  ----
CHIEF EXECUTIVE OFFICER:

/s/ Gordon E. Eubanks, Jr.         President, Chief Executive    June 23, 1997
------------------------------     Officer and Director
   (Gordon E. Eubanks, Jr.)

CHIEF FINANCIAL OFFICER:

/s/ Howard A. Bain III             Executive Vice President/      June 23, 1997
------------------------------     Worldwide Operations and
   (Howard A. Bain III)            Chief Financial Officer

CHIEF ACCOUNTING OFFICER:

/s/ Ronald W. Kisling              Vice President Controller and  June 23, 1997
-------------------------------    Chief Accounting Officer
   (Ronald W. Kisling)


DIRECTORS:

/s/ Charles M. Boesenberg          Director                       June 23, 1997
------------------------------
   (Charles M. Boesenberg)


/s/ Walter W. Bregman              Director                       June 23, 1997
------------------------------
     (Walter W. Bregman)


/s/ Carl D. Carman                 Chairman of the Board          June 23, 1997
------------------------------
   (Carl D. Carman)


/s/ Robert S. Miller               Director                       June 23, 1997
------------------------------
    (Robert S. Miller)


/s/ Robert R. B. Dykes             Director                       June 23, 1997
------------------------------
   (Robert R. B. Dykes)

                                                                   SCHEDULE II

                             SYMANTEC CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)



                                Balance at  Charged to              Balance at
                                 Beginning   Costs and                     End
Classification                   of Period    Expenses  Deductions   of Period
--------------                  ----------  ----------  ----------  ----------
Allowance for doubtful accounts:
   Year ended March 31, 1995       $ 4,814     $ 1,094     $(1,056)    $ 4,852
   Year ended March 31, 1996         4,852         903        (739)      5,016
   Year ended March 31, 1997         5,016       1,599      (2,315)      4,300