Form 10-Q
period 1997-07-04
SYMANTEC CORP
filed 1997-08-18
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1997.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _____________ .

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

              10201 TORRE AVENUE, CUPERTINO, CALIFORNIA 95014-2132
               (Address of principal executive offices) (zip code)
        Registrant's telephone number, including area code:(408) 253-9600

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

                             YES  [X]  NO  [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 2,727,519 shares of Delrina exchangeable stock, as of August 1, 1997:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                        55,806,514 SHARES

================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                       QUARTERLY PERIOD ENDED JULY 4, 1997
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                 Page
                                                                                 ----
Item 1. Financial Statements
        Consolidated Balance Sheets
           as of June 30, 1997 and March 31, 1997...............................   3
        Consolidated Statements of Income
           for the three months ended June 30, 1997 and 1996....................   4
        Consolidated Statements of Cash Flow
           for the three months ended June 30, 1997 and 1996....................   5
        Notes to Consolidated Financial Statements..............................   6
Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  10
Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  19

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings.......................................................  20
Item 6. Exhibits and Reports on Form 8-K........................................  20
Signatures......................................................................  21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,         March 31,
(In thousands)                                                                       1997             1997
                                                                                   ---------        ---------
ASSETS                                                                            (unaudited)
Current assets:
    Cash and short-term investments                                                $ 187,272        $ 160,082
    Trade accounts receivable                                                         40,972           47,650
    Inventories                                                                        3,293            4,476
    Deferred income taxes                                                             12,801           12,823
    Other                                                                             14,538           13,166
                                                                                   ---------        ---------
      Total current assets                                                           258,876          238,197
Equipment and leasehold improvements                                                  51,454           51,610
Restricted investments                                                                50,291           47,448
Capitalized software                                                                   1,970            2,037
Other                                                                                  2,974            2,381
                                                                                   ---------        ---------
                                                                                   $ 365,565        $ 341,673
                                                                                   =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $  30,657        $  30,328
    Accrued compensation and benefits                                                 17,322           16,241
    Other accrued expenses                                                            55,023           53,742
    Income taxes payable                                                              10,713            8,276
    Current portion of long-term obligations                                              39               41
                                                                                   ---------        ---------
      Total current liabilities                                                      113,754          108,628

Convertible subordinated debentures                                                   15,000           15,000
Long-term obligations                                                                     59               66

Commitments and contingencies

Stockholders' equity:
    Preferred stock (authorized: 1,000 shares; issued and outstanding: none)              --               --
    Common stock (authorized: 100,000; issued and outstanding: 55,677
        and 55,427 shares)                                                               557              554
    Capital in excess of par value                                                   291,837          291,548
    Notes receivable from stockholders                                                  (144)            (144)
    Cumulative translation adjustment                                                 (7,634)          (7,580)
    Accumulated deficit                                                              (47,864)         (66,399)
                                                                                   ---------        ---------
        Total stockholders' equity                                                   236,752          217,979
                                                                                   ---------        ---------
                                                                                   $ 365,565        $ 341,673
                                                                                   =========        =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended June 30,
(In thousands, except per share data; unaudited)     1997            1996
                                                  ---------        ---------
Net revenues                                      $ 135,016        $ 109,218
Cost of revenues                                     20,920           21,484
                                                  ---------        ---------
    Gross margin                                    114,096           87,734
Operating expenses:
    Research and development                         21,581           23,006
    Sales and marketing                              61,655           53,779
    General and administrative                        9,034            7,267
    Acquisition, restructuring and
      other expenses                                     --            1,295
                                                  ---------        ---------
        Total operating expenses                     92,270           85,347
                                                  ---------        ---------
Operating income                                     21,826            2,387
    Interest income                                   2,907            1,684
    Interest expense                                   (257)            (331)
    Other expense, net                                 (404)            (368)
                                                  ---------        ---------
Income before income taxes                           24,072            3,372
Provision for income taxes                            5,537              337
                                                  ---------        ---------
Net income                                        $  18,535        $   3,035
                                                  =========        =========

Net income per share                              $     .32        $     .06
                                                  =========        =========

Shares used to compute net income per share          57,125           55,132
                                                  =========        =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                       Three Months Ended June 30,
(In thousands; unaudited)                                                 1997             1996
                                                                        ---------        ---------
Operating Activities:
  Net income                                                            $  18,535        $   3,035
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements                                                6,057            5,782
    Amortization and write-off of capitalized software costs                  316              786
    Write-off of equipment and leasehold improvements                       1,069              276
    Deferred income taxes                                                      41               10
    Net change in assets and liabilities:
      Trade accounts receivable                                             6,340            3,688
      Inventories                                                           1,139            1,950
      Other current assets                                                 (1,408)           3,952
      Capitalized software costs                                               (6)          (2,753)
      Other assets                                                           (522)          (1,071)
      Accounts payable                                                        561           (1,084)
      Accrued compensation and benefits                                     1,089             (605)
      Accrued other expenses                                                1,445             (253)
      Income taxes payable                                                  2,501              (53)
                                                                        ---------        ---------
Net cash provided by operating activities                                  37,157           13,660
                                                                        ---------        ---------
Investing Activities:
  Capital expenditures                                                     (6,996)          (7,838)
  Purchased intangibles                                                      (258)            (195)
  Purchases of short-term, available-for-sale investments                 (51,500)         (55,000)
  Maturities of short-term, available-for-sale investments                 40,264           38,869
  Purchases of long-term, restricted investments                           (2,843)              --
                                                                        ---------        ---------
Net cash used in investing activities                                     (21,333)         (24,164)
                                                                        ---------        ---------
Financing Activities:
  Principal payments on long-term obligations                                  (7)             (85)
  Repurchase of Company's common stock                                     (8,373)              --
  Net proceeds from sales of common stock and other                         8,665            4,131
                                                                        ---------        ---------
Net cash provided by financing activities                                     285            4,046
Effect of exchange rate fluctuations on cash and cash equivalents            (155)             224
                                                                        ---------        ---------
Increase (Decrease) in cash and cash equivalents                           15,954           (6,234)
Beginning cash and cash equivalents                                        95,758           41,777
                                                                        ---------        ---------
Ending cash and cash equivalents                                        $ 111,712        $  35,543
                                                                        =========        =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of June 30, 1997 and for the three months ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 1997, March 31, 1997 and June 30, 1996 reflect amounts as of and for the periods ended July 4, 1997, March 28, 1997 and June 28, 1996, respectively. The June 30, 1997 quarter comprised 14 weeks of activity, while the comparable prior year period comprised 13 weeks.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2.  BALANCE SHEET INFORMATION


                                                                           June 30,        March 31,
(In thousands)                                                              1997             1997
                                                                          ---------        ---------
                                                                         (unaudited)
Cash, cash equivalents and short-term investments:
    Cash                                                                  $  27,299        $  33,755
    Cash equivalents                                                         84,413           62,003
    Short-term investments                                                   75,560           64,324
                                                                          ---------        ---------
                                                                          $ 187,272        $ 160,082
                                                                          =========        =========
Trade accounts receivable:
    Receivables                                                           $  45,305        $  51,950
    Less: allowance for doubtful accounts                                    (4,333)          (4,300)
                                                                          ---------        ---------
                                                                          $  40,972        $  47,650
                                                                          =========        =========
Inventories:
    Raw materials                                                         $   1,397        $   1,736
    Finished goods                                                            1,896            2,740
                                                                          ---------        ---------
                                                                          $   3,293        $   4,476
                                                                          =========        =========
Equipment and leasehold improvements:
    Computer equipment                                                    $  95,118        $  91,533
    Office furniture and equipment                                           27,843           27,706
    Leasehold improvements                                                   19,150           17,697
                                                                          ---------        ---------
                                                                            142,111          136,936
    Less: accumulated depreciation and amortization                         (90,657)         (85,326)
                                                                          ---------        ---------
                                                                          $  51,454        $  51,610
                                                                          =========        =========
Capitalized software:
    Purchased product rights                                              $     849        $     591
    Capitalized software costs                                                2,470            2,465
    Less:  accumulated amortization of purchased product rights                (177)             (55)
    Less:  accumulated amortization of capitalized software costs            (1,172)            (964)
                                                                          ---------        ---------
                                                                          $   1,970        $   2,037
                                                                          =========        =========
Other accrued expenses:
    Acquisition and restructuring expenses                                $   3,319        $   3,833
    Deferred revenue                                                         16,205           13,825
    Marketing development funds                                              12,702           12,529
    Other                                                                    22,797           23,555
                                                                          ---------        ---------
                                                                          $  55,023        $  53,742
                                                                          =========        =========


NOTE 3.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

In connection with the acquisition of Fast Track, Inc. in May 1996, Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996. The charges included $0.4 million for legal, accounting and financial advisory services and $0.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

During the quarter ended June 30, 1996, Symantec also recorded $0.7 million for costs related to the centralization of certain research and development activities, litigation settlement costs and other non-recurring expenses.

NOTE 4.  LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 10, 1997, to reflect changes brought about by Symantec's demurrer to previous complaints. The same plaintiffs have further filed, on January 7, 1997, a complaint in federal court based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints. The Company has accrued certain estimated legal fees and expenses related to this matter; however, actual amounts may differ materially from those estimated amounts.

On June 11, 1992, Dynamic Microprocessor Associates, Inc. ("DMA"), a former wholly-owned subsidiary of Symantec which has since been merged into Symantec, commenced an action against EKD Computer Sales & Supplies Corporation ("EKD"), a former licensee of DMA and Thomas Green, a principal of EKD, for copyright infringement, violations of the Lanham Act, trademark infringement, misappropriation, deceptive acts and practices, unfair competition and breach of contract. EKD and Mr. Green have signed a settlement agreement which fully settles this case. Under the settlement agreement EKD and Mr. Green have agreed not to take certain actions related to Symantec/DMA and its products, including manufacturing pcANYWHERE, using the pcANYWHERE mark or distributing, exploiting, marketing, advertising, selling, promoting or purporting to license any of Symantec/DMA's products. EKD and Mr. Green are also permanently enjoined from representing or in any way suggesting that EKD is an authorized reseller or licensee of DMA or Symantec. In addition, under the settlement agreement, EKD and Mr. Green release DMA and Symantec from any claims that EKD or Mr. Green have against Symantec/ DMA as of the date of the agreement. The settlement agreement does not require Symantec/DMA to make any payments to EKD or Mr. Green.

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

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates in the United States District Court, Northern District of California, for copyright infringement and unfair competition. Symantec believes McAfee Associates copied portions of Symantec's copyrighted software code and unlawfully incorporated such code into certain of McAfee's products. On July 21, 1997 Symantec filed a motion to amend its complaint in order to expand the lawsuit to include additional Symantec code in additional McAfee products. The expansion of the lawsuit is based on Symantec's findings through the discovery process in the lawsuit, confirmed by an independent software expert operating under the Court's order, that Symantec's copyrighted code appears in additional McAfee products, including McAfee's flagship product, VirusScan. Symantec plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

NOTE 5.  STOCK REPURCHASE
On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued Statement
(SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The application of the SFAS 128 new "basic earnings per share" calculation results in basic earnings per share of $0.33 and $0.06 for the quarters ended June 30, 1997 and June 30, 1996, respectively. The Company does not expect the new diluted calculation to be materially different to primary and fully diluted earnings per share.

In June 1997, the Financial Accounting Standards Board issued Statement (SFAS) No.130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by Symantec beginning in fiscal 1999. Additionally, the Financial Accounting Standards Board issued Statement (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 is first effective for Symantec for fiscal 1999 and will apply to both annual and interim financial reporting subsequent to this date. Symantec management is currently evaluating the implication of these statements on operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section "Factors That May Affect Future Results" and in the Company's annual report on Form 10-K for the year ended March 31, 1997, and may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company participates in a highly dynamic industry. Future technology or market changes may cause certain of Symantec's products to become obsolete more quickly than expected and the trend towards server-based applications in networks and applications distributed over the Internet could have a material adverse effect on sales of the Company's products. The impact of diminished market acceptance and adoption rate of Symantec's products may result in reduced revenues, gross margins and net income, as well as significant increases in the volatility of Symantec's stock price.

STOCK PRICE VOLATILITY. The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which has had an immediate and significant adverse effect on the trading price of the Company's common stock. This may occur again in the future. Additionally, as a significant portion of the Company's revenues often occur late in the quarter, the Company may not learn of revenue shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

PERSONAL COMPUTER AND HARDWARE GROWTH RATES. Fluctuations in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past and may in the future result in reduced revenues which would have a material adverse effect on operating results.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred in the past and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the introduction of competitive products by competitors, the timing of new product introductions by Symantec and market acceptance of such products, reduced demand for any given product, seasonality in the retail software market, the market's transition between operating systems, the impact of the Internet and general economic conditions. These factors may cause significant fluctuations in net revenues and, accordingly, operating results.

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

Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Such distributors are not within the control of Symantec, are not obligated to purchase products and may also represent competitors' product lines. There can be no assurance that these distributors will continue their current relationships with Symantec on the same basis, or that they will not give higher priority to the sale of competitors' products. Additionally, certain distributors and resellers have experienced financial difficulties in the past. There can be no assurance that distributors that account for significant sales of the Company will not experience financial difficulties in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

Channel fill did not have a material impact on the Company's revenues in the first quarter of fiscal 1998, but may have a material impact in future periods, particularly in periods where a large number of new products are simultaneously introduced.

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

Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and may include additional product features in Windows 98 or future releases of Windows NT that may decrease the demand for certain of the Company's products, including those currently under development.

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in such disputes and litigation and may be involved in the future in such disputes and/or litigation. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, it could have a material adverse effect on Symantec's business, operating results and financial condition (See Note 4 of Notes to Consolidated Financial Statements).

LITIGATION. Symantec is involved in a number of other judicial and administrative proceedings incidental to its business (See Note 4 of Notes to Consolidated Financial Statements). The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely effected in a particular period.

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

Founded in 1982, the Company has offices in the United States, Canada, Asia, Australia, Europe, Africa and Latin America.

Symantec has a 52/53-week fiscal accounting year. The June 30, 1997 quarter comprised 14 weeks of revenue and expense activity, while the comparable prior year period comprised 13 weeks.


RESULTS OF OPERATIONS
The following table sets forth each item from the consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.



                                          Three Months Ended          Percent
                                               June 30,               Change
                                         --------------------        in Dollar
                                          1997          1996          Amounts
                                         ------        ------        ---------
Net revenues                                100%          100%           24%
Cost of revenues                             15            20            (3)
                                         ------        ------
      Gross margin                           85            80            30
Operating expenses:
    Research and development                 16            21            (6)
    Sales and marketing                      46            49            15
    General and administrative                7             7            24
    Acquisition, restructuring and
      other expenses                         --             1             *
                                         ------        ------
      Total operating expenses               69            78             8
                                         ------        ------
Operating income                             16             2           814
Interest income                               2             1            73
Interest expense                             --            --           (22)
Other expense, net                           --            --            10
                                         ------        ------
Income before income taxes                   18             3           614
Provision for income taxes                    4            --         1,543
                                         ------        ------
Net income                                   14%            3%          511
                                         ======        ======


* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET REVENUES.
Net revenues increased 24% from $109 million in the quarter ended June 30, 1996 to $135 million in the quarter ended June 30, 1997. During the June 1997 quarter, Symantec experienced increased net revenues from each of its business units: Remote Productivity Solutions and Security and Assistance.

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The specific customer needs focused on by this business unit include: connecting, performance and remote security, managing multiple data sources, and accessing data, people and applications. Increased net revenues primarily resulted from increased Norton pcANYWHERE for Windows 95 and WinFax Pro for Windows 95 version 8.0 sales during the June 1997 quarter, as compared to the June 1996 quarter. Net revenues from the Remote Productivity Solutions group comprised approximately 35% of the Company's net revenues for both June 1997 and June 1996 quarters.

The Security and Assistance business unit is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. Increased net revenues were primarily related to Windows 95 and Windows NT platform sales of Norton Utilities and Norton AntiVirus for the June 1997 quarter, as compared to the June 1996 quarter. Net revenues from the Security and Assistance business unit comprised approximately 50% of net revenues for both June 1997 and June 1996 quarters.

The remaining 15% of the Company's revenue includes Internet Tools product revenues, royalty and revenue streams from the sale of certain of Symantec's software product lines and revenues from products nearing the end of their life cycles. A majority of the revenue included in the 15% is comprised of payment and royalty streams related to the sale of software products and related tangible assets to JetForm Corporation ("JetForm") and Hewlett-Packard ("Hewlett-Packard") during fiscal 1997. For a discussion of the related sale transactions, see Symantec's annual report on Form 10-K for the year ended March 31, 1997, Note 9. Sale of Product Rights.

Net revenues from international sales were approximately $40 million and $35 million and represented 30% and 32% of total net revenues in the June 1997 and 1996 quarters, respectively. Net revenues from Europe were flat between comparable June quarterly periods, while net revenues increased by 63% in Asia Pacific, 12% in Japan and 102% in Latin America.

GROSS MARGIN.
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software.

Gross margins were 85% and 80% for the quarters ended June 30, 1997 and 1996, respectively. The increase in the gross margin percentage is primarily due to a change in the sales product mix between comparable June quarters. During fiscal 1997, Symantec sold its low margin electronic forms software and Networking Business Unit software, while sales have grown for the Company's higher margin core products. As mentioned above, Symantec received payments from JetForm and Hewlett-Packard during the June 1997 quarter, for which no costs were associated.

Amortization of capitalized software, including the amortization and write-off of both purchased product rights and capitalized software development expenses, decreased during the June 30, 1997 quarter as compared to the June 30, 1996 quarter, as the result of the write-off of a significant portion of Symantec's capitalized software development costs associated with the Company's Networking Business Unit, which was sold to Hewlett-Packard during the March 1997 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESEARCH AND DEVELOPMENT EXPENSES.
Research and development expenses decreased 6% to $22 million or 16% of net revenues in the quarter ended June 30, 1997 from $23 million or 21% of net revenues in the quarter ended June 30, 1996. Research and development expenditures are generally charged to operations as incurred. The decrease in research and development expense is principally due to elimination of research and development efforts related to the Networking Business Unit, which was sold to Hewlett-Packard during the March 1997 quarter, as well as decreased product development efforts associated with certain of the Company's software products.

During the June 30, 1996 quarter, Symantec's research and development costs were reduced by the capitalization of approximately $3 million of software development costs, which primarily related to the Company's Networking Business Unit. Subsequent to the sale of the Networking Business Unit to Hewlett-Packard during the March 1997 quarter, no software development costs have been identified by Symantec for capitalization under FAS 86 requirements.

SALES AND MARKETING EXPENSES.
Sales and marketing expenses increased 15% to approximately $62 million or 46% of net revenues in the quarter ended June 30, 1997 from approximately $54 million or 49% of net revenues in the prior year's comparable quarter. The increase in sales and marketing expenses was principally related to the increased sales activity during the June 1997 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES.
General and administrative expenses increased from approximately $7 million or 7% of net revenues in the quarter ended June 30, 1996 to approximately $9 million or 7% of net revenues in the quarter ended June 30, 1997. While general and administrative expenses remained constant as a percentage of revenue between comparable June quarters, the absolute dollar increase in these expenses related to increased business activities and management consulting expenditures.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.
Acquisition Expenses. No acquisition expenses were recorded during the quarter ended June 30, 1997. In the quarter ended June 30, 1996, Symantec recorded total acquisition charges of $0.6 million in connection with the acquisition of Fast Track, Inc. The charges included $0.4 million for legal, accounting and financial advisory services and $0.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

Other Non-Recurring Expenses. No other non-recurring expenses were recorded during the quarter ended June 30, 1997. During the quarter ended June 30, 1996, Symantec recorded $0.7 million for costs related to the centralization of certain research and development activities, litigation settlement costs and other non-recurring expenses.

As of June 30, 1997, total remaining accrued acquisition, restructuring and other expenses were approximately $3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).
Interest income was $3 million and $2 million in the quarters ended June 30, 1997 and 1996, respectively. The increase in interest income for the comparable three month periods is due to higher average invested cash balances. Interest expense was $0.3 million for each of the quarters ended June 30, 1997 and 1996. Interest expense is principally related to convertible subordinated debentures. Other expense is primarily comprised of foreign currency exchange gains and losses from fluctuations in foreign currency exchange rates.

Symantec conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. Symantec utilizes some natural hedging to mitigate Symantec's transaction exposures and hedges some residual transaction exposures through the use of one-month forward contracts. At June 30, 1997, there was a total of approximately $54 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $41 million at June 30, 1997. There have been no significant gains or losses to date with respect to these activities. Gains or losses would occur on forward contracts held by Symantec when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, trade payables, intercompany balances, and short-term notes. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. Symantec does not hedge its translation risk.

INCOME TAX PROVISION.
The effective tax provision for the three months ended June 30, 1997 was 23%, which is lower than the U.S. federal statutory tax rate due primarily to the utilization of previously unbenefitted net operating losses and tax credits. Symantec believes that the effective tax rate may increase in future fiscal years. The effective tax provision for the three months ended June 30, 1996 was 10%.


LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments and restricted investments increased $30 million to approximately $238 million at June 30, 1997 from approximately $208 million at March 31, 1997. This increase was largely due to cash provided from operating activities, net proceeds from the exercise of stock options and the sales of common stock under the Employee Stock Purchase Plan, and improved cash collections of trade accounts receivable. The restricted investment balance relates to collateral requirements under lease agreements entered into by Symantec during the 1997 fiscal year. Symantec is obligated under lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury notes with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. Net cash provided by operating activities was approximately $37 million and was comprised of the Company's net income of $19 million and non-cash related expenses of $7 million and a net decrease in assets and liabilities of $11 million.

Trade accounts receivable decreased $7 million from approximately $48 million at March 31, 1997 to approximately $41 million at June 30, 1997 primarily due to improved cash collections and realization of a lower percentage of quarterly revenue at the end of the period.

On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Company has a $10 million line of credit that expires in March 1998. The Company was in compliance with the debt covenants at June 30, 1997. At June 30, 1997, there were no borrowings outstanding under this line and there were less than $1 million of standby letters of credit outstanding under this agreement. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes to Consolidated Financial Statements included herein on page 8 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits     The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:

    11.01        Computation of Net Income Per Share
    27.01        Financial Data Schedule

(b) Reports on Form 8-K

    None


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 1997                 SYMANTEC CORPORATION




                                       By   /s/ Howard A. Bain III
                                         --------------------------------------
                                         Howard A. Bain III
                                         Executive Vice President/Worldwide
                                         Operations and Chief Financial Officer
                                         (duly authorized officer)


                                             /s/ Ronald W. Kisling
                                         --------------------------------------
                                         Ronald W. Kisling
                                         Vice President Controller and
                                         Chief Accounting Officer

                                EXHIBIT INDEX
                               ---------------



    Exhibits     Description

    11.01        Computation of Net Income Per Share
    27.01        Financial Data Schedule