Form 10-Q
period 1997-10-03
SYMANTEC CORP
filed 1997-11-06
CIK 849399

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


   (MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1997.

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

--------------------------------------------------------------------------------

Registrant's telephone number, including area code:(408) 253-9600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES      [X]              NO       [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 2,580,153 shares of Delrina exchangeable stock, as of October 27, 1997:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                        56,276,053 SHARES

================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                     QUARTERLY PERIOD ENDED OCTOBER 3, 1997
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1. Financial Statements
        Consolidated Balance Sheets
           as of September 30, 1997 and March 31, 1997..........................   3
        Consolidated Statements of Income
           for the three and six months ended September 30, 1997 and 1996.......   4
        Consolidated Statements of Cash Flow
           for the six months ended September 30, 1997 and 1996.................   5
        Notes to Consolidated Financial Statements..............................   6
Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  11
Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  20

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................  21
Item 4: Submission of Matters to a Vote of Security Holders.....................  21
Item 5: Other Information.......................................................  21
Item 6. Exhibits and Reports on Form 8-K........................................  22
Signatures......................................................................  23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                September 30,     March 31,
(In thousands)                                                                      1997            1997
                                                                                  ---------       ---------
ASSETS                                                                          (unaudited)

Current assets:
    Cash and short-term investments                                               $ 176,705       $ 160,082
    Trade accounts receivable                                                        55,893          47,650
    Inventories                                                                       2,310           4,476
    Deferred income taxes                                                            12,775          12,823
    Other                                                                            13,367          13,166
                                                                                  ---------       ---------
      Total current assets                                                          261,050         238,197
Long-term investments                                                                33,170              --
Capitalized software                                                                  1,810           2,037
Equipment and leasehold improvements                                                 51,760          51,610
Restricted investments                                                               51,539          47,448
Other                                                                                 2,940           2,381
                                                                                  ---------       ---------
                                                                                  $ 402,269       $ 341,673
                                                                                  =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $  31,230       $  30,328
    Accrued compensation and benefits                                                20,901          16,241
    Other accrued expenses                                                           60,119          53,742
    Income taxes payable                                                             13,339           8,276
    Current portion of long-term obligations                                             38              41
                                                                                  ---------       ---------
      Total current liabilities                                                     125,627         108,628

Convertible subordinated debentures                                                  15,000          15,000
Long-term obligations                                                                   107              66

Commitments and contingencies

Stockholders' equity:
    Preferred stock (authorized: 1,000 shares; issued and outstanding: none)             --              --

    Common stock (authorized: 100,000; issued and outstanding: 56,198
        and 55,427 shares)                                                              562             554
    Capital in excess of par value                                                  298,095         291,548
    Notes receivable from stockholders                                                 (144)           (144)
    Cumulative translation adjustment                                                (9,694)         (7,580)
    Accumulated deficit                                                             (27,284)        (66,399)
                                                                                  ---------       ---------
        Total stockholders' equity                                                  261,535         217,979
                                                                                  ---------       ---------
                                                                                  $ 402,269       $ 341,673
                                                                                  =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                        Three Months Ended               Six Months Ended
                                                           September 30,                   September 30,
                                                     -------------------------       -------------------------
(In thousands, except per share data; unaudited)       1997            1996            1997            1996
                                                     ---------       ---------       ---------       ---------
Net revenues                                         $ 139,013       $ 109,178       $ 274,029       $ 218,396
Cost of revenues                                        22,389          20,730          43,309          42,214
                                                     ---------       ---------       ---------       ---------
    Gross margin                                       116,624          88,448         230,720         176,182
Operating expenses:
    Research and development                            23,591          20,835          45,172          43,841
    Sales and marketing                                 61,279          52,967         122,934         106,746
    General and administrative                           9,024           7,826          18,058          15,093
    Acquisition, restructuring and
      other expenses                                        --           7,290              --           8,585
                                                     ---------       ---------       ---------       ---------
        Total operating expenses                        93,894          88,918         186,164         174,265
                                                     ---------       ---------       ---------       ---------
Operating income (loss)                                 22,730            (470)         44,556           1,917
    Interest income                                      3,261           1,751           6,168           3,435
    Interest expense                                      (322)           (337)           (579)           (668)
    Other income (expense), net                          1,058              36             654            (332)
                                                     ---------       ---------       ---------       ---------
Income before income taxes                              26,727             980          50,799           4,352
Provision for income taxes                               6,147              98          11,684             435
                                                     ---------       ---------       ---------       ---------
Net income                                           $  20,580       $     882       $  39,115       $   3,917
                                                     =========       =========       =========       =========

Net income per share - primary                       $    0.35       $    0.02       $    0.68       $    0.07
                                                     =========       =========       =========       =========

Net income per share - fully diluted                 $    0.35       $    0.02       $    0.66       $    0.07
                                                     =========       =========       =========       =========

Shares used to compute net income
   per share - primary                                  58,758          54,951          57,942          55,042
                                                     =========       =========       =========       =========

Shares used to compute net income
   per share - fully diluted                            60,010          54,951          59,765          55,042
                                                     =========       =========       =========       =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                           Six Months Ended
                                                                             September 30,
                                                                       ------------------------
(In thousands; unaudited)                                                1997            1996
                                                                       ---------       --------
Operating Activities:
  Net income                                                           $  39,115       $  3,917
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements                                              12,602         11,953
    Amortization and write-off of capitalized software costs                 687          2,684
    Write-off of equipment and leasehold improvements                      1,092          2,441
    Deferred income taxes                                                     62            181
    Net change in assets and liabilities:
      Trade accounts receivable                                           (9,511)           (10)
      Inventories                                                          2,043          5,446
      Other current assets                                                  (308)         1,138
      Capitalized software costs                                              (6)        (5,228)
      Other assets                                                          (581)         2,272
      Accounts payable                                                     1,688            (27)
      Accrued compensation and benefits                                    4,728          2,014
      Other accrued expenses                                               6,897         (3,159)
      Income taxes payable                                                 5,276           (660)
                                                                       ---------       --------
Net cash provided by operating activities                                 63,784         22,962
                                                                       ---------       --------
Investing Activities:
  Capital expenditures                                                   (14,372)       (16,274)
  Purchased intangibles                                                     (481)          (214)
  Purchases of marketable securities                                    (120,539)       (95,000)
  Proceeds from sales of marketable securities                            81,580         66,751
  Purchases of restricted investments                                     (4,091)            --
                                                                       ---------       --------
Net cash used in investing activities                                    (57,903)       (44,737)
                                                                       ---------       --------
Financing Activities:
  Repurchase of Company's common stock                                    (8,373)            --
  Net proceeds from sales of common stock and other                       14,969          4,314
                                                                       ---------       --------
Net cash provided by financing activities                                  6,596          4,314
Effect of exchange rate fluctuations on cash and cash equivalents         (1,643)           291
                                                                       ---------       --------
Increase (decrease) in cash and cash equivalents                          10,834        (17,170)
Beginning cash and cash equivalents                                       95,758         41,777
                                                                       ---------       --------
Ending cash and cash equivalents                                       $ 106,592       $ 24,607
                                                                       =========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of September 30, 1997 and for the three and six months ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1997. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 1997, March 31, 1997 and September 30, 1996 reflect amounts as of and for the periods ended October 3, 1997, March 28, 1997 and September 27, 1996, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2.  BALANCE SHEET INFORMATION


                                                                       September 30,     March 31,
(In thousands)                                                             1997            1997
                                                                         ---------       ---------
                                                                        (unaudited)
Cash and short-term investments:
    Cash                                                                 $  41,355       $  33,755
    Cash equivalents                                                        65,237          62,003
    Short-term investments                                                  70,113          64,324
                                                                         ---------       ---------
                                                                         $ 176,705       $ 160,082
                                                                         =========       =========
Trade accounts receivable:
    Receivables                                                          $  60,220       $  51,950
    Less: allowance for doubtful accounts                                   (4,327)         (4,300)
                                                                         ---------       ---------
                                                                         $  55,893       $  47,650
                                                                         =========       =========
Inventories:
    Raw materials                                                        $   1,053       $   1,736
    Finished goods                                                           1,257           2,740
                                                                         ---------       ---------
                                                                         $   2,310       $   4,476
                                                                         =========       =========
Equipment and leasehold improvements:
    Computer equipment                                                   $  99,391       $  91,533
    Office furniture and equipment                                          28,746          27,706
    Leasehold improvements                                                  20,386          17,697
                                                                         ---------       ---------
                                                                           148,523         136,936
    Less: accumulated depreciation and amortization                        (96,763)        (85,326)
                                                                         ---------       ---------
                                                                         $  51,760       $  51,610
                                                                         =========       =========
Capitalized software:
    Purchased product rights                                             $   1,072       $     591
    Capitalized software costs                                               2,470           2,465
    Less:  accumulated amortization of purchased product rights               (354)            (55)
    Less:  accumulated amortization of capitalized software costs .         (1,378)           (964)
                                                                         ---------       ---------
                                                                         $   1,810       $   2,037
                                                                         =========       =========
Other accrued expenses:
    Deferred revenue                                                     $  19,231       $  13,825
    Marketing development funds                                             11,808          12,529
    Other                                                                   29,080          27,388
                                                                         ---------       ---------
                                                                         $  60,119       $  53,742
                                                                         =========       =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consisted of the following:


                                                Three Months Ended          Six Months Ended
                                                   September 30,              September 30,
                                              ----------------------      ----------------------
(In thousands)                                   1997          1996          1997          1996
                                              ----------      ------      ----------      ------
Write off of investment in joint venture        $     --      $1,750        $     --      $1,750
Write off of in-process research and
    development costs                                 --       3,050              --       3,050
Centralization, restructuring and other               --       2,490              --       3,185
Fast Track, Inc. acquisition                          --          --              --         600
                                              ----------      ------      ----------      ------
Total acquisition, restructuring and
    other expenses                             $      --      $7,290       $      --      $8,585
                                              ==========      ======      ==========      ======


During the quarter ended September 30, 1996, Symantec recorded a $1.8 million charge in connection with the write off of an investment in a joint venture and a $3.1 million charge in connection with the acquisition of certain in-process software development technology.

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

NOTE 4.  LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 10, 1997, to reflect changes brought about by Symantec's demurrer to previous complaints. On January 7, 1997, the same plaintiffs filed a complaint in federal court based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints.

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

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc. ("McAfee") in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec had demonstrated a likelihood of success on the merits of certain copyright claims, and issued a preliminary injunction (i) prohibiting McAfee from infringing Symantec's rights in specified

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

materials by marketing, selling, transferring or directly or indirectly copying into any new product or new version of an existing product that have Symantec code, (ii) requiring McAfee to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code, and (iii) requiring McAfee to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery process. Symantec continues to investigate the extent to which McAfee may have misappropriated Symantec's intellectual property, and plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

On May 13, 1997, Trend Micro Incorporated filed a lawsuit in the United States District Court, Northern District of California, against Symantec Corporation and McAfee Associates, alleging that the Symantec product known as Norton AntiVirus for Internet E-mail Gateways infringes U.S. Patent No. 5,623,600, owned by Trend. Trend also appears to intend to assert a similar claim with respect to the Symantec product known as Norton AntiVirus for Firewalls. The lawsuit requests damages, injunctive relief and costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

On August 22, 1997, McAfee filed a lawsuit against Symantec in the Superior Court of the State of California, County of Santa Clara, alleging defamation, trade libel, unfair competition and unjust enrichment. The complaint alleges that damages to McAfee could result in damages of $1 billion. Symantec has filed a demurrer to the complaint, seeking to have it dismissed on the basis that it is legally insufficient, and a motion seeking to have the complaint dismissed as an improper attempt to prevent Symantec from exercising its legal right to comment publicly upon the lawsuit filed by Symantec against McAfee that is described above. A hearing on Symantec's motions to dismiss the case is scheduled for January 13, 1998. Symantec believes that the lawsuit filed by McAfee has no merit and intends to defend the action vigorously.

On September 15, 1997, Hilgraeve Corporation filed a lawsuit in the United States District Court, Eastern District of Michigan, against Symantec Corporation, alleging that unspecified Symantec products infringe U.S. Patent No. 5,319,776, owned by Hilgraeve. The lawsuit requests damages, injunctive relief and costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

Over the past few years, it has become common for software companies, including Symantec, to receive claims of patent infringement. Symantec is currently evaluating claims of patent infringement asserted by several parties, including IBM, with respect to certain of the Company's products. While the Company believes that it has valid defenses to these claims, there can be no assurance that the outcome of any related litigation or negotiation would not have a material adverse impact on the Company's future results of operations or cash flows.

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. The Company has accrued certain estimated legal fees and expenses related to certain of these matters, however, actual amounts may differ materially from those estimated amounts.

NOTE 5.  STOCK REPURCHASE
On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board issued Statement
(SFAS) No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The application of SFAS 128 new "basic earnings per share" calculation results in basic earnings per share of $0.37 and $0.02 for the quarters ended September 30, 1997 and September 30, 1996, respectively. The Company does not expect the new diluted calculation to be materially different from primary and fully diluted earnings per share. The application of SFAS 128 basic earnings per share calculation results in basic earnings per share of $0.70 and $0.07 for the six months ended September 30, 1997 and September 30, 1996, respectively. The Company does not expect the new diluted calculation to be materially different from primary and fully diluted earnings per share for the six months ended September 30, 1997 and September 30, 1996.

In June 1997, the Financial Accounting Standards Board issued Statement (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by Symantec beginning in fiscal 1999. Additionally, the Financial Accounting Standards Board issued Statement (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective for Symantec for fiscal 1999 and will apply to both annual and interim financial reporting subsequent to this date. Symantec is evaluating the potential impact of these accounting pronouncements on required disclosures.

In January 1997, the SEC issued new disclosure rules related to derivatives and exposures to market risk from derivative financial instruments. These new disclosure rules have two parts. A requirement for market risk disclosures (both quantitative and qualitative) outside the financial statements and a requirement for expanded accounting policy disclosures for derivatives in the notes to the financial statements. These disclosures will be required to be adopted by Symantec beginning in fiscal year-end 1999 and the September 1997 quarter, respectively. Management is currently evaluating the implication of the required market risk disclosures outside the financial statements. The expanded accounting policy disclosure for derivatives is as follows:

Symantec utilizes some natural hedging to mitigate the Company's transaction exposures and hedges some residual transaction exposures through the use of one-month foreign exchange forward contracts. The Company enters into foreign exchange forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain firmly committed transactions. All foreign exchange forward contracts are designated effective as a hedge and are highly correlated inversely to the hedged item as required by generally accepted accounting principles.

Gains and losses on the contracts are included in other income in the same period as gains and losses on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the criteria as a hedge would be recognized in other income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument is recognized in other income in the same period. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods.

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



FACTORS THAT MAY AFFECT FUTURE RESULTS

RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company participates in a highly dynamic industry. Future technology or market changes may cause certain of Symantec's products to become obsolete more quickly than expected. The trend towards server-based applications in networks and applications distributed over the Internet could have a material adverse effect on sales of the Company's products. The impact of diminished market acceptance and adoption rate of Symantec's products may result in reduced revenues, gross margins and net income, as well as significant increases in the volatility of Symantec's stock price.

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

PERSONAL COMPUTER AND HARDWARE GROWTH RATES. Fluctuations in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past, and may in the future, result in reduced revenues which would have a material adverse effect on operating results.

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

MANAGEMENT OF EXPANDING OPERATIONS. Symantec continually evaluates its product and corporate strategy and has in the past and will in the future undertake organizational changes and product and marketing strategy modifications which are designed to maximize market penetration, maximize use of limited corporate resources and develop new products and product channels. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, there can be no assurance that these efforts will be successful or that the Company will realize any benefit from these efforts.

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

Symantec typically incurs significant expenses in connection with acquisitions, which have a significant adverse impact on the Company's profitability and financial resources. Future acquisitions may have a significant adverse impact on the Company's future profitability and financial resources.

FOREIGN OPERATIONS. A significant portion of Symantec's revenues, manufacturing costs and operating expenses is transacted in foreign currencies. As a result, the Company may be materially and adversely affected by fluctuations in currency exchange rates, as well as increases in duty rates, exchange or price controls or other restrictions on foreign currencies. The Company's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks and economic volatility.

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

DISTRIBUTION CHANNELS. All customers tend to make the majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

occur at lower prices or on less favorable terms to the Company. The Company's retail distribution customers also carry the products of Symantec's competitors. These distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which the Company has no control and which it cannot predict.

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

Due to the rapid change in software distribution technology as demonstrated by the increase in volume of software distributed through the Internet, there can be no assurance that Symantec will be able to develop an effective method of distributing its software products utilizing each of the available distribution channels or that Symantec will develop effective distribution for those channels which are ultimately accepted by the marketplace. The presence of new channels could adversely impact existing channels and/or product pricing, which could have a material adverse impact on the Company's net revenues and profitability.

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

Channel fill did not have a material impact on the Company's revenues in the June and September quarters of fiscal 1998, but may have a material impact in future periods, particularly in periods where a large number of new products are simultaneously introduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PRODUCT RETURNS. The Company estimates and maintains reserves for product returns. Product returns can occur when the Company introduces upgrades and new versions of products or when distributors have excess inventories. Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Symantec prepares detailed analyses of historical return rates, and takes into consideration upcoming product upgrades, current market conditions, customer inventory balances and any other known factors when estimating anticipated product returns and maintains reserves for product returns. Symantec has experienced, and may experience in the future, significant increases in product returns above historical levels from customers of acquired companies after an acquisition is completed. The impact of actual returns on net revenues, net of such provisions, has not had a material effect on the Company's liquidity as the returns typically result in the issuance of credit towards future purchases as opposed to cash payments to the distributors. However, there can be no assurance that future returns will not exceed the reserves established by the Company or that future returns will not have a material adverse effect on the operating results of the Company.

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

Should the Company be unable to successfully or timely develop products that operate under existing or new operating systems, or should the functionality of such operating systems reduce the need for Symantec's products, the Company's future net revenues and operating results would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many of Symantec's products is dependent on the adoption rate of these operating systems, which the Company and securities analysts are unable to predict, the ability of Symantec and securities analysts to forecast the Company's net revenues has been and will continue to be adversely impacted. As a result, there is a heightened risk that net revenues and profits will not be in line with analysts' expectations in the periods following the introduction of existing or new operating systems.

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in a number of such disputes and litigation, and may be involved in the future in such disputes and/or litigation. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, it could have a material adverse effect on Symantec's business, operating results and financial condition (See Note 4 of Notes to Consolidated Financial Statements).

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

SALES AND MARKETING AND SUPPORT INVESTMENTS. Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. There can be no assurance that these sales and marketing efforts will be successful.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

EMPLOYEE RISK. Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. Symantec believes that it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options which requires ongoing stockholder approval of such option programs.



RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                             Percent                           Percent
                                         Three Months        Change        Six Months          Change
                                           Ended            in Dollar         Ended           in Dollar
                                        September 30,        Amounts       September 30,       Amounts
                                        -------------       ---------      -------------      ---------
                                       1997      1996                    1997      1996
                                        ---       ---                     ---       ---
Net revenues                            100%      100%          27%       100%      100%          25%
Cost of revenues                         16        19            8         16        19            3
                                        ---       ---                     ---       ---
      Gross margin                       84        81           32         84        81           31
Operating expenses:
    Research and development             17        19           13         16        20            3
    Sales and marketing                  44        49           16         45        49           15
    General and administrative            7         7           15          7         7           20
    Acquisition, restructuring and
      other expenses                     --         6         (100)        --         4         (100)
                                        ---       ---                     ---       ---
      Total operating expenses           68        81            6         68        80            7
                                        ---       ---                     ---       ---
Operating income (loss)                  16        --            *         16         1        2,224
Interest income                           2         1           86          3         1           80
Interest expense                         --        --           (4)        --        --          (13)
Other income (expense), net               1        --        2,839         --        --            *
                                        ---       ---                     ---       ---
 Income before income taxes              19         1        2,627         19         2        1,067
Provision for income taxes                4        --        6,172          5        --        2,586
                                        ---       ---                     ---       ---
Net income                               15%        1%       2,233         14%        2%         899
                                        ===       ===                     ===       ===

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES.
Net revenues increased 27% from $109 million in the quarter ended September 30, 1996 to $139 million in the quarter ended September 30, 1997. Net revenues increased 25% from $218 million for the six month period ended September 30, 1996 to $274 million for the six month period ended September 30, 1997. During the comparative three and six month periods ended September 30, 1997 and 1996, Symantec experienced increased net revenues from its Security and Assistance and Remote Productivity Solutions business units.

The Security and Assistance business unit is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. Increased net revenues were primarily related to Windows 95 and Windows NT platform sales of Norton Utilities and Norton AntiVirus for the comparable three and six month September periods. Net revenues from the Security and Assistance business unit comprised approximately 50% of net revenues for the September 1997 three and six month periods, compared to 45% for the September 1996 three and six month periods.

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The specific customer needs focused on by this business unit include: connecting, performance and remote security, managing multiple data sources, and accessing data, people and applications. Increased net revenues for both the comparable three and six month September periods primarily resulted from increased sales of pcANYWHERE for Windows 95, WinFax Pro for Windows 95 version 8.0 and ACT! for Windows 95. Net revenues from the Remote Productivity Solutions group comprised approximately 40% of the Company's net revenues for the September 1997 three and six month periods, compared to 35% for the September 1996 three and six month periods.

The remaining 10% of the Company's revenue for the September 1997 three and six month periods and 20% of net revenue for the September 1996 three and six months periods include product revenues related to development tools for Java applications, royalty and revenue streams from the sale of certain of Symantec's software product lines and revenues from products nearing the end of their life cycles. A majority of this revenue for the three and six month periods ended September 30, 1997 is comprised of payments and royalty streams related to the sale of certain software products and related tangible assets to JetForm Corporation ("JetForm") and Hewlett-Packard ("Hewlett-Packard") during fiscal 1997. For a discussion of the related sale transactions, see Symantec's Annual Report on Form 10-K for the year ended March 31, 1997, Consolidated Financial Statements, Note 9. Sale of Product Rights.

Net revenues from international sales were approximately $41 million and $30 million and represented 30% and 27% of total net revenues in the September 1997 and 1996 quarters, respectively. Net revenues between comparable September quarters increased by 37% in Europe, 49% in Asia Pacific, 32% in Japan and 82% in Latin America. Net revenues from international sales were approximately $82 million and $65 million in the six month periods ended September 30, 1997 and 1996, respectively, and represented approximately 30% of total revenues in both six month periods.

GROSS MARGIN.
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, manuals, packaging, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software.

Gross margins were 84% for the three and six month periods ended September 30, 1997 and 81% for the three and six month periods ended September 30, 1996. During the past six months, the Company eliminated book-form manuals for certain of its products by moving the information to CD ROM, resulting an increase in gross margin during the three and six month periods ended September 30, 1997. Additionally, the Company has experienced a decline in manufacturing overhead costs as a percentage of revenues due to improved economies of scale for the three and six month periods ended September 30, 1997. Total revenues received by Symantec from JetForm and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Hewlett-Packard during the three and six month periods ended September 30, 1997 increased from total revenues received from JetForm and for other software development services during the three and six month periods ended September 30, 1996. These increased revenues contributed to increases in gross margin for the comparable periods as there were minimal costs associated with these revenue streams.

Amortization of capitalized software, including the amortization and write-off of both purchased product rights and capitalized software development expenses, decreased during the September 30, 1997 quarter as compared to the September 30, 1996 quarter, as a result of the write-off of a significant portion of Symantec's capitalized software development costs during the March 1997 quarter.

RESEARCH AND DEVELOPMENT EXPENSES.
Research and development expenses totaled approximately $24 million or 17% of net revenues in the quarter ended September 30, 1997 and approximately $21 million or 19% of net revenues in the quarter ended September 30, 1996. Research and development expenses totaled approximately $45 million or 16 % of net revenues for the six month period ended September 30, 1997 and approximately $44 million or 20% of net revenues in the six month period ended September 30, 1996. Research and development expenditures are generally charged to operations as incurred. The decrease in research and development expenses as a percentage of net revenue was the result of the elimination of research and development efforts related to the Networking Business Unit, which was sold to Hewlett-Packard during the March 1997 quarter, as well as decreased product development efforts, including headcount, associated with certain of the Company's software products.

During the three and six month periods ended September 30, 1996, Symantec's research and development costs were reduced by the capitalization of approximately $2 million and $5 million of software development costs, respectively, which primarily related to the Company's Networking Business Unit. Subsequent to the sale of the Networking Business Unit to Hewlett-Packard during the March 1997 quarter, Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", did not materially affect the Company.

SALES AND MARKETING EXPENSES.
Sales and marketing expenses totaled approximately $61 million or 44% of net revenues in the quarter ended September 30, 1997 and approximately $53 million or 49% of net revenues in the prior year comparable quarter. Sales and marketing expenses totaled approximately $123 million or 45% of net revenues for the six month period ended September 30, 1997 and approximately $107 million or 49% of net revenues in prior year comparable period. The decline in sales and marketing expenses as a percentage of net revenue was largely due to compensation and overhead costs which increased at a lower rate than the increase in net revenue during the comparable three and six month periods ended September 30, 1997 and September 30, 1996.

GENERAL AND ADMINISTRATIVE EXPENSES.
General and administrative expenses increased to approximately $9 million and $18 million in the three and six month periods ended September 30, 1997, respectively, from approximately $8 million and $15 million in the three and six month periods ended September 30, 1996, respectively. General and administrative expenses were approximately 7% of net revenues for the three and six month periods ending September 30, 1997 and 1996. While general and administrative expenses remained constant as a percentage of revenue between the comparable three and six month periods, the absolute dollar increase in these expenses related to increased business activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.
Acquisition Expenses. No acquisition expenses were recorded during the three and six month periods ended September 30, 1997. During the quarter ended September 30, 1996, Symantec recorded a $1.8 million charge in connection with the write off of an investment in a joint venture and a $3.1 million charge in connection with the acquisition of certain in process software development technology.

In the quarter ended June 30, 1996, Symantec recorded total acquisition charges of $0.6 million in connection with the acquisition of Fast Track, Inc. The charges included $0.4 million for legal, accounting and financial advisory services and $0.2 million for the consolidation and discontinuance of certain operational activities and other acquisition related expenses.

Other Non-Recurring Expenses. No other non-recurring expenses were recorded during the three and six month periods ended September 30, 1997. During the quarter ended September 30, 1996, Symantec recorded $2.5 million for costs related to the restructuring of certain domestic and international sales and research and development operations.

During the quarter ended June 30, 1996, Symantec recorded $0.7 million for costs related to the centralization of certain research and development activities, litigation settlement costs and other non-recurring expenses.

As of September 30, 1997, total remaining accrued acquisition, restructuring and other expenses were approximately $3 million.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was approximately $3 million and $2 million in the quarters ended September 30, 1997 and 1996, respectively, and $6 million and $3 million for the six months ended September 30, 1997 and 1996, respectively. The increase in interest income for the three and six month periods is due to higher average invested cash balances.

Interest expense was $0.3 million for each of the three months ended September 30, 1997 and 1996, and $0.6 million and $0.7 million for the six months ended September 30, 1997 and 1996, respectively. Interest expense is principally related to Symantec's convertible subordinated debentures. Other expense is primarily comprised of foreign currency exchange gains and losses from fluctuations in foreign currency exchange rates.

Symantec conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. Symantec utilizes some natural hedging to mitigate Symantec's transaction exposures and hedges some residual transaction exposures through the use of one-month forward contracts. At September 30, 1997, there was a total of approximately $58 million of outstanding forward exchange contracts. The net liability of forward contracts was approximately $41 million at September 30, 1997. During the September 1997 quarter, the Company recognized an approximately $1 million gain related to its hedging activities as a result of exchange rate fluctuations in Europe during the period. Gains or losses would occur on forward contracts held by Symantec when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, trade payables, intercompany balances, and short-term notes. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. Symantec does not hedge its translation risk.

INCOME TAX PROVISION
The effective tax provision for the six months ended September 30, 1997 was 23%, which is lower than the U.S. federal statutory tax rate due primarily to a lower tax rate from the Company's Irish operations and to the utilization of previously unbenefitted net operating losses and tax credits. Symantec believes that the effective tax rate will increase in future periods. The effective tax provision for the six months ended September 30, 1996 was 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments and long-term investments increased $50 million to approximately $210 million at September 30, 1997 from approximately $160 million at March 31, 1997. This increase was largely due to cash provided from operating activities and net proceeds from the exercise of stock options and the sales of common stock under the Employee Stock Purchase Plan and Stock Option Plans.

The restricted investment balance of $52 million relates to collateral requirements under lease agreements entered into by Symantec during the 1997 fiscal year. Symantec is obligated under lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury notes with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements.

Net cash provided by operating activities was approximately $64 million and was comprised of the Company's net income of $39 million and non-cash related expenses of $14 million and a net decrease in assets and liabilities of $11 million.

Trade accounts receivable increased $8 million from approximately $48 million at March 31, 1997 to approximately $56 million at September 30, 1997 primarily due to new product releases and strong sales during the last week of the September 1997 quarter.

On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

The Company has a $10 million line of credit that expires in March 1998. The Company was in compliance with the debt covenants at September 30, 1997. At September 30, 1997, there were no borrowings outstanding under this line and there were less than $0.3 million of standby letters of credit outstanding under this agreement. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 4 of Notes to Consolidated Financial Statements included herein on page 8 of this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Symantec was held on September 18, 1997.
(b)     Matters voted on at the meeting and votes cast on each were as follows:


                                                           Total Vote   Authority
                                             Total Vote      Withheld   Withheld
                                              For Each      From Each   From All
                                              Director       Director   Nominees
                                             ----------      -------   ----------
1.  To elect six directors to Symantec's
    Board of Directors, each to hold office
    until his successor is elected and
    qualified or until his earlier
    resignation or removal.
    Charles M. Boesenberg .................  47,205,966      924,068      --
    Walter W. Bregman .....................  47,204,526      925,508      --
    Carl D. Carman ........................  47,205,244      924,790      --
    Gordon E. Eubanks, Jr .................  47,167,318      962,716      --
    Robert S. Miller ......................  47,208,482      921,552      --
    Robert R. B. Dykes ....................  47,203,547      926,487      --


                                                                                            Broker
                                                   For         Against        Abstain     "Non-Votes"
                                               ----------     ----------      -------       -------
2.  To consider and act upon a proposal to     25,431,715     22,462,773      237,253            --
    amend Symantec's 1996 Equity Incentive
    Plan (the "96 Plan") to make available
    for issuance an additional 2,648,708
    shares of Symantec Common Stock, which
    will raise the 96 Plan's limit on shares
    that may be issued pursuant to awards
    granted from 4,077,946 to 6,726,654.

3.  To consider and act upon a proposal to     16,858,886     19,790,645      916,998            --
    create an independent nominating
    committee of the Board of Directors.


4.  To consider and act upon a proposal to     47,869,475         78,971      183,296            --
    ratify the Board of Director's selection
    of Ernst & Young as Symantec's
    independent auditors .


ITEM 5.  OTHER INFORMATION


The Board of Directors of Symantec Corporation appointed Tania Amochaev to fill the vacancy on the Board of Directors at their October 23, 1997 meeting. Ms. Amochaev is President and CEO of QuickResponse Services.

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

Date:  November 6, 1997        SYMANTEC CORPORATION




                               By   /s/ Howard A. Bain III
                                 -------------------------------------------
                                        Howard A. Bain III
                                        Executive Vice President/Worldwide
                                        Operations and Chief Financial Officer
                                        (duly authorized officer)


                                    /s/ Ronald W. Kisling
                                 -------------------------------------------
                                        Ronald W. Kisling
                                        Vice President Controller and
                                        Chief Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
 Number                        Descriptions
--------                       ------------
   11.01              Computation of Net Income Per Share
   27.01              Financial Data Schedule