Form 10-Q
period 1998-01-02
SYMANTEC CORP
filed 1998-02-17
CIK 849399

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


    (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 2, 1998.

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 2,504,185 shares of Delrina exchangeable stock, as of January 23, 1998:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                        56,576,453 SHARES

================================================================================

                              SYMANTEC CORPORATION

                                   FORM 10-Q

                     QUARTERLY PERIOD ENDED JANUARY 2, 1998

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


                                                                                                   Page
                                                                                                   ----
Item 1.  Financial Statements
         Consolidated Balance Sheets
              as of December 31, 1997 and March 31, 1997.........................................    3
         Consolidated Statements of Income
              for the three and nine months ended December 31, 1997 and 1996.....................    4
         Consolidated Statements of Cash Flow
              for the nine months ended December 31, 1997 and 1996...............................    5
         Notes to Consolidated Financial Statements..............................................    6
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   12
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................   23

                                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   24
Item 6.  Exhibits and Reports on Form 8-K........................................................   24
Signatures.......................................................................................   25

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                   December 31,      March 31,
(In thousands)                                                                        1997             1997
                                                                                    ---------        ---------
ASSETS                                                                                (unaudited)

Current assets:
     Cash and short-term investments                                                $ 183,898        $ 160,082
     Trade accounts receivable                                                         64,765           47,650
     Inventories                                                                        3,920            4,476
     Deferred income taxes                                                             12,642           12,823
     Other                                                                             17,709           13,166
                                                                                    ---------        ---------
       Total current assets                                                           282,934          238,197

Long-term investments                                                                  34,552               --
Capitalized software                                                                    1,387            2,037
Equipment and leasehold improvements                                                   50,239           51,610
Restricted investments                                                                 55,074           47,448
Other                                                                                   2,697            2,381
                                                                                    ---------        ---------
                                                                                    $ 426,883        $ 341,673
                                                                                    =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $  33,999        $  30,328
     Accrued compensation and benefits                                                 19,327           16,241
     Other accrued expenses                                                            62,961           53,742
     Income taxes payable                                                              18,692            8,276
     Current portion of long-term obligations                                               7               41
                                                                                    ---------        ---------
       Total current liabilities                                                      134,986          108,628

Convertible subordinated debentures                                                    14,284           15,000
Long-term obligations                                                                      --               66

Commitments and contingencies

Stockholders' equity:
     Preferred stock (authorized: 1,000 shares; issued and outstanding: none)              --               --
     Common stock (authorized: 100,000; issued and outstanding: 56,456
         and 55,427 shares)                                                               565              554
     Capital in excess of par value                                                   294,711          291,548
     Notes receivable from stockholders                                                  (144)            (144)
     Cumulative translation adjustment                                                (12,071)          (7,580)
     Accumulated deficit                                                               (5,448)         (66,399)
                                                                                    ---------        ---------
         Total stockholders' equity                                                   277,613          217,979
                                                                                    ---------        ---------
                                                                                    $ 426,883        $ 341,673
                                                                                    =========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                               Three Months Ended                 Nine Months Ended
                                                  December 31,                       December 31,
                                          --------------------------        --------------------------
(In thousands, except per                   1997              1996             1997              1996
share data; unaudited)                    ---------        ---------        ---------        ---------
Net revenues                              $ 148,240        $ 124,081        $ 422,269        $ 342,477
Cost of revenues                             22,591           21,976           65,900           64,190
                                          ---------        ---------        ---------        ---------
     Gross margin                           125,649          102,105          356,369          278,287
Operating expenses:
     Research and development                21,907           21,002           67,079           64,843
     Sales and marketing                     68,161           57,495          191,095          164,241
     General and administrative               9,505            8,858           27,563           23,951
     Acquisition, restructuring and
       other expenses                            --               --               --            8,585
                                          ---------        ---------        ---------        ---------
         Total operating expenses            99,573           87,355          285,737          261,620
                                          ---------        ---------        ---------        ---------
Operating income                             26,076           14,750           70,632           16,667
     Interest income                          3,290            1,556            9,458            4,991
     Interest expense                          (318)            (352)            (897)          (1,020)
     Other income, net                           67              343              721               11
                                          ---------        ---------        ---------        ---------
Income before income taxes                   29,115           16,297           79,914           20,649
Provision for income taxes                    7,279            2,445           18,963            2,880
                                          ---------        ---------        ---------        ---------
Net income                                $  21,836        $  13,852        $  60,951        $  17,769
                                          =========        =========        =========        =========

Net income per share - basic              $    0.39        $    0.25        $    1.09        $    0.33
                                          =========        =========        =========        =========

Net income per share - diluted            $    0.37        $    0.25        $    1.02        $    0.32
                                          =========        =========        =========        =========

Shares used to compute net income
    per share - basic                        56,277           54,814           55,891           54,501
                                          =========        =========        =========        =========

Shares used to compute net income
    per share - diluted                      60,100           56,659           59,991           55,164
                                          =========        =========        =========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                             Nine Months Ended
                                                                               December 31,
                                                                        --------------------------
(In thousands; unaudited)                                                 1997             1996
                                                                        ---------        ---------
Operating Activities:
   Net income                                                           $  60,951        $  17,769
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and
       leasehold improvements                                              19,075           18,331
     Amortization and write-off of capitalized software costs               1,137            3,277
     Write-off of equipment and leasehold improvements                      1,382            3,083
     Deferred income taxes                                                     65            1,730
     Net change in assets and liabilities:
       Trade accounts receivable                                          (18,955)           8,956
       Inventories                                                            388            2,911
       Other current assets                                                (4,909)           2,969
       Capitalized software costs                                              26           (7,660)
       Other assets                                                          (398)           2,650
       Accounts payable                                                     4,875            2,322
       Accrued compensation and benefits                                    3,257            3,147
       Other accrued expenses                                               9,875            8,566
       Income taxes payable                                                10,696             (182)
                                                                        ---------        ---------
Net cash provided by operating activities                                  87,465           67,869
                                                                        ---------        ---------
Investing Activities:
   Capital expenditures                                                   (20,148)         (22,742)
   Purchased intangibles                                                     (554)            (310)
   Purchases of marketable securities                                    (176,927)        (140,000)
   Proceeds from sales of marketable securities                           129,526          150,497
   Purchases of restricted investments                                     (7,626)         (47,262)
                                                                        ---------        ---------
Net cash used in investing activities                                     (75,729)         (59,817)
                                                                        ---------        ---------
Financing Activities:
   Repurchase of Company's common stock                                   (21,346)              --
   Net proceeds from sales of common stock and other                       23,707            5,430
                                                                        ---------        ---------
Net cash provided by financing activities                                   2,361            5,430
Effect of exchange rate fluctuations on cash and cash equivalents          (3,130)           1,253
                                                                        ---------        ---------
Increase in cash and cash equivalents                                      10,967           14,735
Beginning cash and cash equivalents                                        95,758           41,777
                                                                        ---------        ---------
Ending cash and cash equivalents                                        $ 106,725        $  56,512
                                                                        =========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 1997 and for the three and nine months ended December 31, 1997 and 1996 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 28, 1997. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 1997, March 31, 1997 and December 31, 1996 reflect amounts as of and for the periods ended January 2, 1998, March 28, 1997 and December 27, 1996, respectively. The June 30, 1997 quarter comprised 14 weeks of operations, while the comparable prior year period comprised 13 weeks.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2.  BALANCE SHEET INFORMATION


                                                                        December 31,      March 31,
(In thousands)                                                             1997             1997
                                                                         ---------        ---------
                                                                        (unaudited)
Cash and short-term investments:
     Cash                                                                $  34,537        $  33,755
     Cash equivalents                                                       72,188           62,003
     Short-term investments                                                 77,173           64,324
                                                                         ---------        ---------
                                                                         $ 183,898        $ 160,082
                                                                         =========        =========
Trade accounts receivable:
     Receivables                                                         $  69,104        $  51,950
     Less: allowance for doubtful accounts                                  (4,339)          (4,300)
                                                                         ---------        ---------
                                                                         $  64,765        $  47,650
                                                                         =========        =========
Inventories:
     Raw materials                                                       $   1,809        $   1,736
     Finished goods                                                          2,111            2,740
                                                                         ---------        ---------
                                                                         $   3,920        $   4,476
                                                                         =========        =========
Equipment and leasehold improvements:
     Computer equipment                                                  $ 102,732        $  91,533
     Office furniture and equipment                                         29,171           27,706
     Leasehold improvements                                                 20,774           17,697
                                                                         ---------        ---------
                                                                           152,677          136,936
     Less: accumulated depreciation and amortization                      (102,438)         (85,326)
                                                                         ---------        ---------
                                                                         $  50,239        $  51,610
                                                                         =========        =========
Capitalized software:
     Purchased product rights                                            $     966        $     591
     Capitalized software costs                                              2,406            2,465
     Less:  accumulated amortization of purchased product rights              (458)             (55)
     Less:  accumulated amortization of capitalized software costs          (1,527)            (964)
                                                                         ---------        ---------
                                                                         $   1,387        $   2,037
                                                                         =========        =========
Other accrued expenses:
     Deferred revenue                                                    $  24,906        $  13,825
     Marketing development funds                                            12,686           12,529
     Other                                                                  25,369           27,388
                                                                         ---------        ---------
                                                                         $  62,961        $  53,742
                                                                         =========        =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consisted of the following:


                                                       Three Months Ended                Nine Months Ended
                                                          December 31,                      December 31,
                                               -------------------------------       -------------------------
(In thousands)                                    1997               1996               1997             1996
                                               ------------       ------------       ------------       ------
Write off of investment in joint venture       $         --       $         --       $         --       $1,750
Write off of in-process research and
     development costs                                   --                 --                 --        3,050
Centralization, restructuring and other                  --                 --                 --        3,185
Fast Track, Inc. acquisition                             --                 --                 --          600
                                               ------------       ------------       ------------       ------
Total acquisition, restructuring and
other expenses                                 $         --       $         --       $         --       $8,585
                                               ============       ============       ============       ======


NOTE 4.  LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 13, 1997, following Symantec's motions directed to previous complaints. On January 7, 1997, the same plaintiffs filed a complaint in federal court based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. Symantec has filed a motion to dismiss the federal complaint, which is under submission with the court. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints.

On April 10, 1997, Trio Systems LLC filed a lawsuit in the United States District Court, Central District of California, against Symantec, for damages, injunctive and declaratory relief and for the imposition of a constructive trust claiming copyright infringement, fraud, misrepresentation and breach of contract, based on Symantec's alleged inclusion of Trio's C-Index code in its Norton Utilities, Norton Your Eyes Only and pcANYWHERE products. The lawsuit was settled on December 19, 1997 on terms that were not material to Symantec.

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. ("Network Associates"), in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec had demonstrated a likelihood of success on the merits of certain copyright claims, and issued a preliminary injunction (i) prohibiting Network Associates from infringing Symantec's rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has Symantec code, (ii) requiring Network Associates to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code, and (iii) requiring Network Associates to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery process. Symantec continues to investigate the extent to which Network Associates may have misappropriated Symantec's intellectual property, and plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On May 13, 1997, Trend Micro Incorporated ("Trend") filed a lawsuit in the United States District Court, Northern District of California, against Symantec Corporation and Network Associates, alleging patent infringement. Trend claims that Norton AntiVirus for Internet E-mail Gateways and Norton AntiVirus for Firewalls infringe a patent owned by Trend. The lawsuit requests damages, injunctive relief and costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

On August 22, 1997, Network Associates filed a lawsuit against Symantec in the Superior Court of the State of California, County of Santa Clara, alleging defamation, trade libel, unfair competition and unjust enrichment. The complaint alleged that damages to Network Associates could result in damages of $1 billion. Network Associates dismissed the lawsuit on or about December 30, 1997.

On September 15, 1997, Hilgraeve Corporation filed a lawsuit in the United States District Court, Eastern District of Michigan, against Symantec Corporation, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit requests damages, injunctive relief and costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

On February 4, 1998, CyberMedia, Inc., filed a lawsuit in the United States District Court for the Northern District of California against Symantec Corporation, ZebraSoft Inc., and others, alleging that Symantec Norton Uninstall Deluxe infringes CyberMedia's copyright, and asserting related state law claims. The suit requests damages, injunctive relief, costs and attorneys fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

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

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the results of operations and financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. The Company has accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

NOTE 5.  STOCK REPURCHASE

On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

Additionally, on November 24, 1997, the Board of Directors of Symantec authorized the repurchase of up to 500,000 shares of Symantec common stock. As of December 4, 1997 management completed the repurchase of 500,000 shares at prices ranging from $25.25 to $26.81 per share.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. As a result, the Company has changed the method used to compute earnings per share and has restated all prior periods.


                                                    Three Months Ended         Nine Months Ended
                                                        December 31,              December 31,
                                                  ---------------------       ---------------------
(In thousands, except per share data)              1997           1996         1997          1996
                                                  -------       -------       -------       -------
BASIC NET INCOME PER SHARE
Net income                                        $21,836       $13,852       $60,951       $17,769
                                                  =======       =======       =======       =======

Weighted average number of common
     shares outstanding during the period          56,277        54,814        55,891        54,501
                                                  =======       =======       =======       =======

Basic net income per share                        $   .39       $   .25       $  1.09       $   .33
                                                  =======       =======       =======       =======

DILUTED NET INCOME PER SHARE
Net income                                        $21,836       $13,852       $60,951       $17,769
Interest on convertible subordinated
     debentures, net of income tax effect             169           177           523            --
                                                  -------       -------       -------       -------
Net income, as adjusted                           $22,005       $14,029       $61,474       $17,769
                                                  =======       =======       =======       =======

Weighted average number of common
     shares outstanding during the period          56,277        54,814        55,891        54,501
Shares issuable from assumed exercise
     of options                                     2,633           595         2,870           663
Shares issuable from assumed conversion
     of convertible subordinated debentures         1,190         1,250         1,230            --
                                                  -------       -------       -------       -------
Total shares for purpose of calculating
     diluted net income per share                  60,100        56,659        59,991        55,164
                                                  =======       =======       =======       =======

Diluted net income per share                      $   .37       $   .25       $  1.02       $   .32
                                                  =======       =======       =======       =======


For the nine months ended December 31, 1996, 1,250,000 shares of convertible subordinated debentures and $531,000 of interest expense were excluded from the computation of diluted net income per share because the effect would be antidilutive.

NOTE 7.  PARTIAL CONVERSION OF OUTSTANDING CONVERTIBLE SUBORDINATED DEBENTURES

During October 1997, a holder of Symantec's Convertible Subordinated Debentures converted $716,000 principal amount of such debentures into 59,666 shares of Symantec Common Stock. The conversion of these shares of Common Stock were issued in a transaction which was exempt from registration under the Securities Act of 1933.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENT ACCOUNTING POLICY

In January 1997, the Securities and Exchange Commission issued new disclosure rules related to derivatives and exposures to market risk from derivative financial instruments. These new disclosure rules have two parts. A requirement for market risk disclosures (both quantitative and qualitative) outside the financial statements and a requirement for expanded accounting policy disclosures for derivatives in the notes to the financial statements. These disclosures will be required to be adopted by Symantec beginning in fiscal year-end 1999 and the September 1997 quarter, respectively. Management is currently evaluating the implication of the required market risk disclosures (both quantitative and qualitative) outside the financial statements. The expanded accounting policy disclosure for derivatives is as follows:

Symantec utilizes natural hedging to mitigate the Company's transaction exposures and hedges residual transaction exposures through the use of one-month foreign exchange forward contracts. The Company enters into foreign exchange forward contracts with financial institutions primarily to minimize currency exchange risks associated with certain firmly committed transactions. All foreign exchange forward contracts are designated effective as a hedge and are highly correlated to the hedged item as required by generally accepted accounting principles.

Gains and losses on the contracts are included in other income (loss) in the same period as gains and losses on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the criteria as a hedge would be recognized in other income (loss) in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument is recognized in other income (loss) in the same period. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by Symantec beginning in fiscal 1999. Additionally, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective for Symantec for fiscal 1999 and will apply to both annual and interim financial reporting subsequent to this date. Symantec is evaluating the potential impact of these accounting pronouncements on required disclosures. SFAS 130 and SFAS 131 will not have a material impact on the financial condition or results of operations of the Company.

In October 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for Symantec's transactions entered into subsequent to April 3, 1998.

Based upon Symantec's reading and interpretation of SOP 97-2, the Company does not believe that the implementation of SOP 97-2 will have a material adverse affect on expected revenues or earnings. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue accounting practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue accounting practices, the Company believes it can change its current business practices to comply with this guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case.

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

Founded in 1982, the Company has offices in the United States, Canada, Asia, Australia, Europe, Africa and Latin America.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 1997, March 31, 1997 and December 31, 1996 reflect amounts as of and for the periods ended January 2, 1998, March 28, 1997 and December 27, 1996, respectively. The June 30, 1997 quarter comprised 14 weeks of operations, while the comparable prior year period comprised 13 weeks.



FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section "Factors That May Affect Future Results" and in the Company's Annual Report on Form 10-K for the year ended March 28, 1997, and may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.



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

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred in the past and are likely to occur in the future. These fluctuations may be caused by a number of factors, including the introduction of products by competitors, the timing of new product introductions by Symantec and market acceptance of such products, reduced demand for any given product, seasonality in the retail software market, the market's transition between operating systems, the impact of the Internet and general economic conditions. These factors may cause significant fluctuations in net revenues and, accordingly, operating results.

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

ACQUIRED COMPANIES. Symantec has completed a number of acquisitions and may acquire other companies in the future. Acquisitions involve a number of special risks, including the diversion of management's attention to assimilation of the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the difficulty of presenting a unified corporate image, the coordination of research and development and sales efforts and the integration of the acquired products.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

QUARTERLY BUYING PATTERNS: ABSENCE OF BACKLOG. Most customers tend to make the majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This is particulary true of large corporate customers that negotiate large site licenses near the end of each quarter. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company.

The Company operates with relatively little backlog; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be an immediate, material adverse effect on net revenues and on the Company's operating results, which would likely result in a precipitous drop in stock price.

DISTRIBUTION CHANNELS. The Company's retail distribution customers also carry the products of Symantec's competitors. These distributors have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec as well as by its competitors over which the Company has no control and which it cannot predict.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Channel fill did not have a material impact on the Company's revenues in the June, September, and December quarters of fiscal 1998, but may have a material impact in future periods, particularly in periods where a large number of new products are simultaneously introduced.

PRODUCT RETURNS. The Company estimates and maintains reserves for product returns. Product returns can occur when the Company introduces upgrades and new versions of products or when distributors have excess inventories. Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Symantec prepares detailed analyses of product inventory levels in the channel, and takes into consideration upcoming product upgrades, current market conditions and any other known factors when estimating anticipated product returns and maintains reserves for product returns. Symantec has experienced, and may experience in the future, significant increases in product returns above historical levels from customers of acquired companies after an acquisition is completed. The impact of actual returns on net revenues, net of such provisions, has not had a material effect on the Company's liquidity as the returns typically result in the issuance of credit towards future purchases as opposed to cash payments to the distributors. However, there can be no assurance that future returns will not exceed the reserves established by the Company or that future returns will not have a material adverse effect on the operating results of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Should the Company be unable to successfully or timely develop products that operate under existing or new operating systems, or should the functionality of such operating systems reduce the need for Symantec's products, the Company's future net revenues and operating results would be immediately and significantly adversely affected. In addition, as the timing of delivery and adoption of many of Symantec's products is dependent on the adoption rate of these operating systems, which the Company and securities analysts are unable to predict, the ability of Symantec and securities analysts to forecast the Company's net revenues has been and will continue to be adversely impacted. As a result, there is a heightened risk that net revenues and profits will not be in line with analysts' or investors' expectations in the periods following the introduction of existing or new operating systems.

INTELLECTUAL PROPERTY RIGHTS. Symantec regards its software as proprietary and relies on a combination of copyright, patent and trademark laws and license agreements in an attempt to protect its rights. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of Symantec's products or to obtain and use information that Symantec regards as proprietary. All of Symantec's products are protected by copyright, and Symantec has a number of patents and patent applications pending. However, existing patent and copyright laws afford limited practical protection. In addition, the laws of some foreign countries do not protect Symantec's proprietary rights in its products to the same extent as do the laws of the United States.
Symantec's products are not copy protected.

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

LITIGATION. Symantec is involved in a number of other judicial and administrative proceedings incidental to its business (See Note 4 of Notes to Consolidated Financial Statements). The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely effected in a particular period (See Note 4 of Notes to Consolidated Financial Statements).

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

EMPLOYEE RISK. Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. Symantec believes that it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options which requires ongoing stockholder approval.

YEAR 2000. The Company, in conjunction with outside consultants, has completed an assessment of its computer systems and software and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The scope of the assessment includes the Company's interface systems with significant suppliers and other third parties; however, there can be no guarantee that the systems of other companies with which Symantec does business will be timely converted and will not have an adverse effect on Symantec's systems. In addition, there can be no assurance that the systems of all the companies with which Symantec does business will be timely converted, and as a result, there could be disruption in business transactions with the Symantec's suppliers and customers. Certain of Symantec's products have been tested and validated as Year 2000 compliant.

The year 2000 project cost is not expected to be material. The project is estimated to be significantly completed during the 1998 calendar year, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, unforeseen circumstances causing the Company to allocate its resources elsewhere, and similar uncertainties. Additionally, as testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                      Three Months      Percent          Nine Months       Percent
                                                          Ended          Change             Ended           Change
                                                      December 31,      in Dollar        December 31,      in Dollar
                                                   ------------------                 ------------------
                                                    1997       1996      Amounts       1997        1996     Amounts
                                                   -------    -------    -------      -------    -------    -------
Net revenues...................................        100%       100%        19%         100%       100%        23%
Cost of revenues...............................         15         18          3           16         19          3
                                                   -------    -------                 -------    -------
       Gross margin............................         85         82         23           84         81         28
Operating expenses:
     Research and development..................         15         17          4           16         19          3
     Sales and marketing.......................         46         46         19           45         48         16
     General and administrative................          6          7          7            6          7         15
     Acquisition, restructuring and
       other expenses..........................         --         --          0           --          2       (100)
                                                   -------    -------                 -------    -------
       Total operating expenses................         67         70         14           67         76          9
                                                   -------    -------                 -------    -------
Operating income...............................         18         12         77           17          5        324
Interest income................................          2          1        111            2          1         90
Interest expense...............................         --         --        (10)          --         --        (12)
Other income (expense), net....................         --         --        (80)          --         --      6,455
                                                   -------    -------                 -------    -------
 Income before income taxes....................         20         13         79           19          6        287
Provision for income taxes ....................          5          2        198            5          1        558
                                                   -------    -------                 -------    -------
Net income ....................................         15%        11%        58           14%         5%       243
                                                   =======    =======                 =======    =======


NET REVENUES.

Net revenues increased 19% from $124 million in the quarter ended December 31, 1996 to $148 million in the quarter ended December 31, 1997. Net revenues increased 23% from $342 million for the nine month period ended December 31, 1996 to $422 million for the nine month period ended December 31, 1997. During the comparative three and nine month periods ended December 31, 1997 and 1996, Symantec experienced increased net revenues from its Security and Assistance and Remote Productivity Solutions business units.

The Security and Assistance business unit is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. Increased net revenues for the comparable three month December periods were primarily related to sales of Norton Utilities for Windows 95 version 3.0 and a new product, Norton Uninstaller. Increased net revenues for the comparable nine month December periods were primarily related to Windows 95, Windows NT and Macintosh versions of Norton Utilities, Norton AntiVirus for multi-platform workstations/servers, and Norton Uninstaller. Net revenues from the Security and Assistance business unit comprised approximately 50% of net revenues for the December 1997 and 1996 three and nine month periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The specific customer needs focused on by this business unit include: connecting, performance and remote security, managing multiple data sources, and accessing data, people and applications. Increased net revenues for both the comparable three and nine month December periods primarily resulted from increased sales of pcANYWHERE for Windows 95 and WinFax Pro for Windows 95. Net revenues from the Remote Productivity Solutions group comprised approximately 40% of the Company's net revenues for the December 1997 three and nine month periods, compared to 35% for the December 1996 three and nine month periods.

The remaining 10% of the Company's revenue for the December 1997 three and nine month periods and 15% of net revenue for the December 1996 three and nine months periods include product revenues related to development tools for Java applications, royalty and revenue streams from the sale of certain of Symantec's software product lines offset by decreases in revenues from products nearing the end of their life cycles. A majority of this revenue for the three and nine month periods ended December 31, 1997 is comprised of payments and royalty streams related to the sale of certain software products and related tangible assets to JetForm Corporation ("JetForm") and Hewlett-Packard ("Hewlett-Packard") during fiscal 1997. For a discussion of the related sale transactions, see Symantec's Annual Report on Form 10-K for the year ended March 28, 1997, Consolidated Financial Statements, Note 9 - Sale of Product Rights.

Net revenues from international sales were approximately $51 million and $38 million and represented 34% and 31% of total net revenues in the December 1997 and 1996 quarters, respectively. Net revenues between comparable December quarters increased by 34% in Europe, 32% in Asia Pacific, 35% in Japan and 61% in Latin America. During the current fiscal year, the Company has increased its sales and marketing presence and number of localized products in the Asia Pacific and Latin America regions. Net revenues from international sales were approximately $132 million and $103 million in the nine month periods ended December 31, 1997 and 1996, respectively, and represented approximately 31% and 30% of total net revenues in the nine month periods ended December 31, 1997 and 1996, respectively. Symantec's revenues were not materially impacted by recent currency fluctuations. The Company does not currently expect business conditions in the Asia Pacific region to have a material adverse affect on its results of operations.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of direct materials, manufacturing expenses, royalties paid to third party developers under licensing agreements and amortization and write-off of capitalized software.

Gross margins were 85% and 82% for the three month periods ended December 31, 1997 and 1996, respectively, and 84% and 81% for the nine month periods ended December 31, 1997 and 1996, respectively.

Factors contributing to an increase in gross margin percentage during the three and nine month periods ended December 31, 1997 include reduction of direct material costs by shifting product media format from diskettes to CD ROM on certain products, reduction in manufacturing overhead costs due to improved economies of scale, and reduction in software amortization expense due to the write-off of a significant portion of Symantec's capitalized software development costs during the March 1997 quarter.

Additionally, total revenues received by Symantec from JetForm and Hewlett-Packard during the three and nine month periods ended December 31, 1997 increased from total revenues received from JetForm and miscellaneous software development services during the three and nine month periods ended December 31, 1996. These increased revenues contributed to increases in gross margin for the comparable periods as there were minimal costs associated with these revenue streams.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses totaled approximately $22 million or 15% of net revenues in the quarter ended December 31, 1997 and approximately $21 million or 17% of net revenues in the quarter ended December 31, 1996. Research and development expenses totaled approximately $67 million or 16% of net revenues for the nine month period ended December 31, 1997 and approximately $65 million or 19% of net revenues in the nine month period ended December 31, 1996. Research and development expenditures are generally charged to operations as incurred. The decrease in research and development expenses as a percentage of net revenue was the largely the result of the elimination of research and development efforts related to the Networking Business Unit, which was sold to Hewlett-Packard during the March 1997 quarter, which was partially offset by increases in new product development efforts.

During the three and nine month periods ended December 31, 1996, Symantec's research and development costs were reduced by the capitalization of approximately $2 million and $8 million of software development costs, respectively, which primarily related to the Company's Networking Business Unit. Subsequent to the sale of the Networking Business Unit to Hewlett-Packard during the March 1997 quarter, accounting standards related to capitalization of software development costs did not materially affect the Company.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses totaled approximately $68 million or 46% of net revenues in the quarter ended December 31, 1997 and approximately $57 million or 46% of net revenues in the quarter ended December 31, 1996. Sales and marketing expenses totaled approximately $191 million or 45% of net revenues for the nine month period ended December 31, 1997 and approximately $164 million or 48% of net revenues in the quarter ended December 31, 1996. The increase in sales and marketing expense between the comparable three and nine month December periods is primarily related to increased sales and marketing activities in the Europe, Asia Pacific and Japan regions, as well as new product releases and upgrade launches.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses increased to approximately $10 million and $28 million in the three and nine month periods ended December 31, 1997, respectively, from approximately $9 million and $24 million in the three and nine month periods ended December 31, 1996, respectively. General and administrative expenses were approximately 6% and 7% of net revenues for the three month periods ended December 31, 1997 and 1996, respectively, and approximately 6% and 7% for the nine month periods ending December 31, 1997 and 1996, respectively. The absolute dollar increase in these expenses related to increased business activities for the three and nine month comparable December 1997 and 1996 periods.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.

There were no acquisition, restructuring or other expenses recorded during the three and nine month periods ended December 31, 1997. During the nine month period ended December 31, 1996, Symantec recorded approximately $9 million of acquisition charges, including the approximately $2 million write off of an investment in a joint venture, approximately $3 million charge in connection with the acquisition of certain in process software development technology and approximately $4 million for costs related to the restructuring and centralization of certain operations and other non-recurring expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was approximately $3 million and $2 million in the quarters ended December 31, 1997 and 1996, respectively, and $9 million and $5 million for the nine months ended December 31, 1997 and 1996, respectively. The increase in interest income for the three and nine month periods is due to higher average invested cash balances.

Interest expense was $0.3 million and $0.4 million in the quarters ended December 31, 1997 and 1996, respectively, and $0.9 million and $1.0 million for the nine months ended December 31, 1997 and 1996, respectively. Interest expense is principally related to Symantec's convertible subordinated debentures. Other expense is primarily comprised of foreign currency exchange gains and losses from fluctuations in foreign currency exchange rates.

Symantec conducts business in various foreign currencies and is therefore subject to the transaction exposures that arise from foreign exchange rate movements between the dates that foreign currency transactions are recorded and the dates that they are settled. Symantec utilizes natural hedging to mitigate Symantec's transaction exposures and hedges certain residual transaction exposures through the use of one-month forward contracts. There were no significant gains or losses for the quarter ended December 31, 1997 with respect to these activities. Gains or losses would occur on forward contracts held by Symantec when changes in foreign currency exchange rates occur. These gains and losses should be largely offset by the transaction gains and losses resulting from foreign currency denominated cash, accounts receivable, trade payables, intercompany balances, and short-term notes. There can be no assurance that these strategies will continue to be effective or that transaction gains or losses can be minimized or forecasted accurately. Symantec does not hedge its translation risk.

INCOME TAX PROVISION

The effective tax provision for the nine months ended December 31, 1997 was approximately 24%, which is lower than the U.S. federal statutory tax rate due primarily to a lower tax rate from the Company's Irish operations and to the utilization of previously unbenefitted net operating losses and tax credits. Symantec expects that the effective tax rate will increase in future periods after the Company has utilized its previously unbenefitted net operating losses and tax credits. The effective tax provision for the nine months ended December 31, 1996 was approximately 14%.



LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments and long-term investments increased $58 million to approximately $218 million at December 31, 1997 from approximately $160 million at March 31, 1997. This increase was largely due to cash provided from operating activities and net proceeds from the exercise of stock options and the sales of common stock under the Employee Stock Purchase Plan and Stock Option Plans.

In addition to cash, short-term investments and long-term investments of $218 million, the Company has $55 million of restricted investments related to collateral requirements under lease agreements entered into by Symantec during the 1997 fiscal year. Symantec is obligated under lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury securities with weighted average maturity not to exceed two years. In accordance with the lease terms, these funds are not available to meet operating cash requirements.

Net cash provided by operating activities was approximately $87 million and was comprised of the Company's net income of $61 million and non-cash related expenses of $21 million and a net decrease in assets and liabilities of $5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Trade accounts receivable increased $17 million from approximately $48 million at March 31, 1997 to approximately $65 million at December 31, 1997 primarily due to new product releases and strong sales during the December 1997 quarter, particularly European sales during the last two weeks of the quarter.

On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share.

On November 24, 1997, the Board of Directors of Symantec authorized the repurchase of up to 500,000 shares of Symantec common stock. As of December 4, 1997 management completed the repurchase of 500,000 shares at prices ranging from $25.25 to $26.81 per share.

The Company has a $10 million line of credit that expires in March 1998. The Company was in compliance with the debt covenants at December 31, 1997. At December 31, 1997, there were no borrowings outstanding under this line and there were approximately $0.2 million of standby letters of credit outstanding under this agreement. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants; however, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:
          27.01Financial Data Schedule

(b)       Reports on Form 8-K
          None


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 13, 1998       SYMANTEC CORPORATION




                               By    [s]  Howard A. Bain III
                                    ------------------------------------------
                                          Howard A. Bain III
                                          Vice President/Worldwide Operations
                                          and Chief Financial Officer
                                          (duly authorized officer)


                                     [s]  Ronald W. Kisling
                                    ------------------------------------------
                                          Ronald W. Kisling
                                          Vice President Controller and
                                          Chief Accounting Officer