Form 10-K
period 1998-04-03
SYMANTEC CORP
filed 1998-06-05
CIK 849399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 3, 1998.

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on May 26, 1998 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:

                                 $1,395,116,880

Number of shares outstanding of each of the registrant's classes of common stock, including 2,377,776 shares of Delrina exchangeable stock, as of May 26, 1998:

                                   57,530,593


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 17, 1998 are incorporated by reference into Part III.

                              SYMANTEC CORPORATION
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED APRIL 3, 1998
                                TABLE OF CONTENTS

                                     PART I.


                                                                                     Page
                                                                                     ----
Item 1.  Business...............................................................       1

Item 2.  Properties.............................................................       9

Item 3.  Legal Proceedings......................................................      10

Item 4.  Submission of Matters to a Vote of Security Holders....................      10

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..      11

Item 6.  Selected Financial Data................................................      12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..........................................................      13

Item 8.  Financial Statements and Supplementary Data............................      25

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.............................................................      25

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.....................      26

Item 11. Executive Compensation.................................................      28

Item 12. Security Ownership of Certain Beneficial Owners and Management.........      28

Item 13. Certain Relationships and Related Transactions.........................      28

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........      29

Signatures......................................................................      57

PART I

ITEM 1:  BUSINESS.

FORWARD-LOOKING STATEMENTS.

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Nothing in this report shall impose upon Symantec or any person a duty to update any forward looking statement.

This document contains reference to trademarks and trade names of other companies.

GENERAL.

Symantec Corporation ("Symantec" or the "Company") is a world leader in utility software for business and personal computing. Symantec's business strategy is to satisfy customer needs by developing and marketing products across multiple operating platforms (currently those of Microsoft Corporation and Apple Computer, Inc.) that make customers productive and keep their computers safe and reliable - anywhere, anytime.

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

Since Symantec's initial public offering on June 23, 1989, the Company has completed acquisitions of 15 companies. Companies acquired during the past five years include: Fast Track, Inc. ("Fast Track") on May 28, 1996, Delrina Corporation ("Delrina") on November 22, 1995, Intec Systems Corporation ("Intec") on August 31, 1994, Central Point Software, Inc. ("Central Point") on June 1, 1994, SLR Systems, Inc. ("SLR") on May 31, 1994, Fifth Generation Systems, Inc. ("Fifth Generation") on October 4, 1993 and Contact Software International, Inc. ("Contact") on June 2, 1993. The Company acquired Peter Norton Computing, Inc. ("Norton") on August 31, 1990 and continues to use the Norton brand name for products subsequently developed and marketed by Symantec.

All of these acquisitions were accounted for as poolings of interests. Accordingly, all financial information has been restated to reflect the combined operations of these companies and Symantec, with the exception of Fast Track, Intec and SLR, each of which had results of operations that were not material to Symantec's consolidated financial statements.

During fiscal 1997, in a move to focus the Company's product offerings on specific customer needs, Symantec sold its FormFlow product line, acquired as part of the Delrina acquisition, to JetForm Corporation ("JetForm") and sold the assets and technology of its networking business unit to the Hewlett-Packard Company ("Hewlett-Packard"). See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1998, 1997 and 1996 reflect amounts as of and for the periods ended April 3, 1998, March 28, 1997 and March 29, 1996, respectively. The fiscal accounting year ended April 3, 1998 comprised 53 weeks of operations.

PRODUCTS AND SERVICES.

Symantec's products, comprising utility software for business and personal computing, are currently organized into the following three business units:
Security and Assistance; Remote Productivity Solutions; and Internet Tools, Royalties and Other. The following table summarizes Symantec's principal products by business unit:

Principal Products
SECURITY AND ASSISTANCE
  Norton AntiVirus(R)
  Norton AntiVirus(R) for Macintosh
  Norton CrashGuard(TM) Deluxe
  Norton Uninstall(TM) Deluxe
  Norton Utilities(R)
  Norton Web Services(TM)
  Norton Your Eyes Only(R)

REMOTE PRODUCTIVITY SOLUTIONS
  ACT!(R)
  pcANYWHERE(R)
  WinFax PRO(TM)

INTERNET TOOLS, ROYALTIES AND OTHER
  Symantec Visual Cafe(TM)  (Database Development Edition)
  Symantec Visual Cafe(TM)  (Professional Development Edition)
  Symantec Visual Cafe(TM)  (Web Development Edition)

Most of Symantec's products that are currently being developed and marketed feature LiveUpdate(TM), which enables the user, free of cost, to download application bug fix patches via an Internet connection to Symantec's corporate website.

SECURITY AND ASSISTANCE

The Security and Assistance business unit is dedicated to being indispensable in customers' daily use of computers by increasing productivity and keeping computers safe and reliable. Net revenues from this business unit comprised approximately 50% of total net revenues for the fiscal years ended March 31, 1998 and 1997 and 45% of total net revenues for the fiscal year ended March 31, 1996.

Norton AntiVirus and Norton AntiVirus for Macintosh run in a computer's background and are designed to protect against, detect and eliminate computer viruses. The software covers multiple sources of infection, including the Internet, floppy disks, email attachments, shared files and networks. The software enables the user to download, via Symantec's LiveUpdate functionality, new virus definitions created by the Symantec AntiVirus Research Center (SARC)
(TM) . The software runs under the Windows, Windows 95, Windows NT, MS-DOS, Macintosh and Power Macintosh operating systems. The Norton AntiVirus product line also includes support for Lotus Notes (Norton AntiVirus for Notes) and Novell NetWare (The Norton AntiVirus NetWare).

Norton CrashGuard Deluxe runs in a computer's background and is designed to detect and fix a range of computer problems, including computer crashes and hard disk fragmentation. When the program detects a crash, it allows the computer user to unfreeze the crash and save any open files. The program also optimizes computer performance and provides basic virus detection and elimination. Norton CrashGuard Deluxe includes an interface to Norton Web Services, a paid subscription service that locates and installs patches, updates and drivers specific to a user's installed hardware and software. The program runs on the Windows 95 and Windows NT operating systems.

Norton Uninstall Deluxe is designed to add and remove programs and files from a user's hard drive. InstallGuard, a feature of Norton Uninstall Deluxe, provides a one-button "undo" of program installations, restoring a computer's Windows registry and hard drive to its original condition prior to the installation. The program's system cleanup tools ensure that registry, files, icons and other system options are set for optimum performance. Norton Uninstall Deluxe runs on the Windows 95 and Windows NT operating systems.

Norton Utilities is a set of "tools" designed to address system-level operations. In addition, Norton Utilities finds and repairs problems with Windows 95 applications and includes an interface to Norton Web Services, a paid subscription service that locates and installs patches, updates and drivers specific to a user's installed hardware and software. The program also offers crash protection, limited virus detection and repair and several new optimization utilities to accelerate a computer's performance. Norton Utilities runs on the Windows, Windows 95, Windows NT, MS-DOS, Macintosh and Power Macintosh operating systems.

Norton Web Services ("NWS") is designed to deliver an online subscription-based service site that downloads Norton technology to Windows 95 users via an Internet connection. NWS features Symantec's LiveUpdate Pro, a service that locates and installs patches, updates and drivers specific to a user's installed hardware and software. NWS was released by Symantec in December 1997. As such, this service did not generate material revenues in any fiscal years presented. The Company believes this service will generate increasing revenue amounts in future periods, but there can be no assurance this product will be commercially successful.

Norton Your Eyes Only is designed to encrypt and decrypt private computer files, enable users to share files without compromising security, lock access to a personal computer when the personal computer is idle and prevent booting by unauthorized users. The program runs on the Windows 95 and Windows NT operating systems.

REMOTE PRODUCTIVITY SOLUTIONS

The Remote Productivity Solutions business unit focuses on helping remote professionals remain productive - anywhere, anytime. This business unit focuses on customer needs to access information, applications and data from any location. Net revenues from this business unit comprised approximately 40% of total net revenues for the fiscal year ended March 31, 1998, and approximately 35% of total net revenues for the fiscal years ended March 31, 1997 and 1996.

ACT! is designed to combine a customizable database, calendar and activity management, automatic history logging, customizable reporting and communications via mail merge, telephone, email and fax into a single product. The product provides extensive data sharing support for Local Area Network ("LAN") teams and remote database synchronization for mobile users and small mobile teams. ACT! runs on the Windows, Windows 95, Windows NT, Windows CE, MS-DOS, Macintosh, Newton and Psion operating systems.

pcANYWHERE is designed to offer reliable, fast and flexible PC-to-PC remote computing via serial or modem connections. pcANYWHERE enables the user to control one PC remotely from the keyboard of another PC. The offsite remote PC, laptop or PC terminal controls the operation of the distant host PC. In addition to enabling a remote user to run a distant PC, pcANYWHERE optionally allows users at the host (distant) machine to view the operations being conducted from the remote site. The software enables the user to run Windows, Windows 95, Windows NT, Windows CE or MS-DOS applications remotely, transfer files and perform other data operations.

WinFax PRO is designed to enable users to send, receive and manage faxes. WinFax PRO provides background faxing, which allows users to continue working on other applications while sending or receiving a fax via the Internet or a fax machine. WinFax PRO also provides enhanced file compression, increasing the speed at which faxes are transmitted. Other features include a paging function, which enables the computer to page a user upon receipt of an incoming Fax or voice message, and a "call identify" function, which allows a user to view an incoming fax or phone number. WinFax PRO runs on the Windows, Windows 95 and Windows NT operating systems.

INTERNET TOOLS, ROYALTIES AND OTHER

The Internet Tools, Royalties and Other business unit includes products providing an easy to use Java development environment, as well as revenue streams from the sale to third-party computing companies of certain of the Company's software product lines and technologies, and revenues from products nearing the end of their life cycle. Net revenues from this business unit comprised approximately 10%, 15% and 20% of total net revenues for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

Symantec Visual Cafe (Database Development Edition) is designed to provide a solution for building business critical Java applications with database connectivity. The program includes a forms designer for drag-and-drop Graphical User Interface design and dbAWARE project wizards that walk the user through defining a data source, adding components and the interactions between them. The program also builds Java applications and connects to multiple databases without writing source code. The Database Development Edition includes 100+ JavaBeans (series of pre-written source code) and 20 database templates, and connects to over 30 commercially available databases via industry standard protocols ("JDBC" or "ODBC").

Symantec Visual Cafe (Professional Development Edition) is designed to provide a Java Integrated Development Environment solution for creating Java applications and JavaBeans with features geared toward professional Java developers. Advanced power tools include native compilation, advanced Java Archive tools, Java Development Kit 1.1.5 support and Visual Page. In addition, to facilitate easier discovery of problems with source code, the program supports "debugging" directly within a Web browser.

Symantec Visual Cafe (Web Development Edition) is designed to provide a Rapid Application Java Development and a HTML Web authoring solution that provides support for Java Development Kit 1.1.5 and JavaBeans. The program includes a drag-and-drop interface, professional templates and Java applet and JavaBeans libraries. This product did not generate material revenues in any fiscal years presented. The Company believes this product will generate increasing revenue amounts in future periods, but there can be no assurance this product will be commercially successful.

The Visual Cafe products run on Windows 95, Windows NT and Macintosh operating systems. The Java program code developed with these products, however, can be deployed on any platform that supports a Java Virtual Machine compliant with Sun Microsystem's JDK standards.

SALES AND MARKETING, INTERNATIONAL SALES AND CUSTOMER SUPPORT.

Symantec markets its products worldwide utilizing a multi-channel strategy of direct and indirect sales through independent software distributors, major retail chains and resellers.

SALES AND MARKETING

Symantec sells its products to both individuals and corporate users primarily through distributors and resellers. Symantec products are made available to customers through channels that include: distributors, retail, mail order, corporate resellers, value added resellers ("VAR's"), original equipment manufacturers ("OEM's"), partnerships, education, consulting, etc. Symantec also sells product upgrades and certain of its products through the use of direct mail and over the Internet. Symantec maintains distribution relationships with major independent distributors. These distributors stock Symantec's products for redistribution to independent dealers, consultants and other resellers. Symantec also maintains relationships with major retailers while marketing to these retailers through independent distributors. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Retail Distribution Channel; New Distribution Channels.)

The company's sales force works closely with its major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to customers, as well as working closely with them to manage promotions and other selling activities. The company also sells volume license programs (corporate site licenses) through its distribution and corporate reseller channels. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Site Licenses; Channel Fill.)

Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Such distributors are not within the control of Symantec, are not obligated to purchase products from the Company and also represent other vendors' product lines. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Retail Distribution Channel.) Information with respect to customers that represent more than 10% of the Company's revenues may be found in Note 16 of the Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. Various distributors and resellers may have different return policies that may negatively impact the level of products which are returned to Symantec. Product returns occur when the Company introduces upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require the Company to offer rights of return for products that distributors or retail stores are unable to sell. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Product Returns.)

Symantec's marketing activities include advertising in trade, technical and business publications, on-line advertising, public relations, cooperative marketing with distributors, resellers and dealers, direct mailings to existing and prospective end users and participation in trade and computer shows. Additionally, the Company typically offers two types of rebate programs, volume incentive rebates and rebates to end users. Volume incentive rebates are made available to Symantec's distributors and resellers whereby the distributor or reseller earns a rebate based upon their purchases and sell-though of products to end users. Volume incentive rebates are accrued when revenue is recorded. From time to time, Symantec also makes rebates available to end users of various products who acquired the products through major retailers. End user rebates are accrued when revenue is recorded. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales and Marketing.)

INTERNATIONAL REVENUES

International revenues outside of North America represented approximately 32%, 29% and 32% of Symantec's net revenues in fiscal 1998, 1997 and 1996, respectively.

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

Symantec has established marketing offices in Argentina, Australia, Brazil, Canada, Denmark, France, Germany, Holland, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan and the United Kingdom. These local offices facilitate Symantec's marketing and distribution in international markets. The Company's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Operations.) Information with respect to international operations and export sales may be found in Note 16 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

CUSTOMER SUPPORT

Symantec's product support program provides a wide variety of free and fee-based technical support services to its customers. Symantec provides its customers with free support via electronic and automated services as well as 90-days free telephone support for selected products. In August 1996, Symantec introduced LiveUpdate, which provides instant access to on-line application bug fix patches for most of Symantec's currently marketed and developed products. In addition, Symantec offers both domestic individual users and domestic corporate customers a variety of fee-based options designed to meet their technical support requirements. These fee-based support programs are revised from time to time as customer requirements change and as market trends dictate. Symantec also offers Chat Now!(TM), a fee-based technical support service via the Internet. Fee-based technical support services did not generate material revenues in any fiscal years presented and are not expected to generate material revenues in the near future. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations Technical Support.)

PRODUCT DEVELOPMENT, PARTNERSHIPS AND ACQUISITIONS.

Symantec uses a multiple product sourcing strategy that includes internal development, licensing from third parties and acquisitions of technologies, product lines or companies, as necessary. Symantec typically develops new products and enhancements of existing products in its business units. Each group's responsibilities include design, development, documentation and quality assurance. Independent contractors are used for certain aspects of the product development process, and elements of certain Company products are licensed from third-party developers.

During fiscal 1998, Symantec entered into strategic relationships with various companies including Entrust Technologies, Inc. ("Entrust"), Hewlett-Packard and Microsoft Corporation ("Microsoft"). Entrust has agreed to a joint development, cross-licensing and distribution arrangement with Symantec for the development of secure desktop suites which will provide comprehensive, easily managed desktop solutions. In addition, the secure desktop suites are expected to provide scalable certificate management and centralized key backup and recovery to the consumer, workgroup and enterprise. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Reliance on Joint Business Arrangements.)

Hewlett-Packard has agreed to incorporate Symantec's pcANYWHERE32 remote-control software package on all Hewlett-Packard Brio personal computers targeted for small and medium sized companies without an information technology staff. Hewlett-Packard will also provide pcANYWHERE32 free of charge to its resellers.

Microsoft and Symantec have entered into a strategic relationship to deliver integrated technology capabilities to the Microsoft Outlook 98 messaging and collaboration client. The first project from this relationship will be the inclusion of WinFax Starter Edition, which includes components of Symantec's WinFax PRO software, in Microsoft Outlook 98. The second project from this relationship is expected to be the integration between Symantec's new ACT! contact manager and Microsoft's Outlook 98.

On May 19, 1998, IBM and Symantec Corporation entered into an agreement whereby Symantec will license IBM's immune system technology and patents. Symantec will combine this technology with its own technology to produce a range of products, including new solutions to support IBM platforms. As part of the agreement, IBM has also assigned its existing anti-virus customer and OEM contracts to Symantec and will recommend Norton AntiVirus to its corporate customers worldwide as the anti-virus solution of choice. In addition, IBM and Symantec intend to sell and market the Norton AntiVirus product line worldwide. (See further discussion in Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.)

The Company is devoting substantial efforts to the development of software products that are designed to operate on various operating systems. Symantec's total research and development expenses were approximately $91 million, $89 million and $95 million in fiscal 1998, 1997 and 1996, respectively. Research and development expenditures are charged to operations as incurred. The current U.S. accounting standard, Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," did not materially affect the Company in fiscal 1998 and 1996. In fiscal 1997, Symantec capitalized approximately $8 million of software development costs, primarily related to network administration technology, which was sold to Hewlett-Packard in March 1997, resulting in the write-off of approximately $7 million of unamortized costs during the fourth quarter of fiscal 1997. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating System; Uncertainty of Research and Development Efforts; Length of Product Development Cycle.)

Symantec uses strategic acquisitions, as necessary, to provide certain technology, people and products for its overall product strategy. The Company has completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Expanding Operations.)

COMPETITION.

The microcomputer software market is intensely competitive and is subject to rapid changes in both technology and the strategic direction of major microcomputer hardware manufacturers and operating system providers. The Company's competitiveness depends on its ability to enhance its existing products and to offer successful new products on a timely basis. The Company has limited resources and must restrict its product development efforts to a relatively small number of projects. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Rapid Technological Change and Development Risks.)

Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functionality traditionally offered in Symantec's products. Symantec believes this trend may continue. Microsoft may incorporate advanced features in future versions of operating systems that may decrease the demand for certain of the Company's products, including those currently under development. In addition, a number of software developers have integrated antivirus capabilities into their Internet products. While Symantec plans to continue to improve its products with a view toward providing enhanced functionality over that provided in current and future operating systems, these efforts may not be successful and such improved products may not be commercially accepted by software users. Symantec will also attempt to work with operating system vendors in an effort to make its products compatible with those operating systems, yet differentiate those utility products from features included in the operating systems. However, these efforts may not be successful. Other competitors may license their products to other hardware and software original equipment manufacturers ("OEM's"). In addition, as software users move toward running programs from the Internet or over a LAN, the need for certain of Symantec's utility programs may decrease. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating System; Microsoft Windows 98.)

Symantec faces intense competition in each of the Company's three business units: Security and Assistance, Remote Productivity Solutions and Internet Tools, Royalties and Other. Examples of key competitors for business units include:

\Security and Assistance. Norton AntiVirus competes with VirusScan from Network Associates, Inc. ("Network Associates"), Dr. Solomon's Anti-Virus from Dr. Solomon's Software and Inoculan from Computer Associates International, Inc. Norton AntiVirus also competes with Trend Micro, Inc.'s InterScan VirusWall and PC-cillin Corp. Edition. Norton Utilities competes with First Aid and Oil Change from CyberMedia, Inc. ("CyberMedia") and Helix's Nuts & Bolts from Network Associates. Norton Uninstall Deluxe competes with UnInstaller from CyberMedia and CleanSweep from Quarterdeck. Norton CrashGuard Deluxe competes with First Aid 98 Deluxe from CyberMedia, PC Medic Deluxe from Network Associates and REALHELP from Quarterdeck Corporation ("Quarterdeck"). Norton Your Eyes Only competes with PGPdisk from Network Associates. Norton Web Services competes with Oil Change and First Aid from CyberMedia and TuneUp and REALHELP from Quarterdeck.

Remote Productivity Solutions. pcANYWHERE competes with LapLink from Traveling Software, Inc., ReachOut from Stac, Inc. and Microcom by COMPAQ Computer Corporation. ACT! competes with other contact managers, such as GoldMine from GoldMine Software Corporation, Maximizer from Maximizer Technologies, Inc. and Janna Contact from Janna Systems, Inc. ACT! also competes, but less directly, with personal information managers, such as Organizer from IBM's Lotus division and Sidekick from Starfish Software. WinFax competes with Quarterdeck's Procomm Plus product line.

Internet Tools, Royalties and Other. Symantec Visual Cafe (Database Development Edition) competes with Borland JBuilder Client/Server from Inprise Corporation, VisualAge for Java Enterprise from International Business Machines ("IBM") and PowerJ from Sybase, Inc. Symantec Visual Cafe (Professional Development Edition) competes with Microsoft's Visual J++, Inprise's Borland JBuilder Professional, IBM's VisualAge for Java Professional, SuperCede by SuperCede Inc. and Sun Microsystem's Java WorkShop. Symantec Visual Cafe (Web Development Edition) competes with Microsoft's Visual J++, Inprise's Borland JBuilder Professional and IBM's VisualAge for Java Standard.

In addition, these and other Company products compete less directly with a number of other products that offer levels of functionality different from those offered by Symantec's products or that were designed for a somewhat different group of end users than those targeted by Symantec. Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and may include additional product features in Windows 98 or future releases of Windows NT that may decrease the demand for certain of the Company's products, including those currently under development. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for certain of the Company's products, including those currently under development. Also, Symantec's competitors may license certain of their products to Microsoft and OEM's for inclusion in their operating systems, which may reduce the demand for certain of the Company's products. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating System; Microsoft Windows 98.)

Symantec also competes with microcomputer hardware manufacturers that develop their own software products. Further, Symantec competes with other microcomputer software companies for access to the channels of retail distribution and for the attention of customers at the retail level and in corporate accounts. Finally, Symantec competes with other software companies in its efforts to acquire products or companies and to publish software developed by third parties. Symantec believes that competition in the industry will continue to intensify as most major software companies expand their product lines into additional product categories. Some of the Company's competitors have substantial financial, marketing and technological resources. (See further discussion in Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Rapid Technological Change and Development Risks, Operating System and Retail Distribution Channel.)

MANUFACTURING AND BACKLOG.

Symantec's product development organization produces a set of master CD-ROM's or diskettes and documentation for each product that are then duplicated and packaged into products by the manufacturing organization. Most of Symantec's domestic manufacturing is performed by outside contractors under the supervision of Symantec's manufacturing organization. Purchasing of most raw materials and fulfillment of most orders is done by Symantec personnel in Symantec's Sunnyvale, California facility. The manufacturing steps that are subcontracted to outside organizations include the duplication of diskettes and CD-ROM's, printing of documentation materials and assembly of the final package. Symantec performs diskette duplication and assembly of the final package in its Dublin, Ireland manufacturing facility for most products distributed outside of the United States and Canada. Most of Symantec's international CD-ROM manufacturing is performed by outside contractors in Dublin, Ireland.

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

PRICE COMPETITION.

Price competition is sometimes intense with certain products in the microcomputer business software market and is expected to continue to increase and become even more significant in the future, and may result in reduced profit margins. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Price Competition).

SEASONALITY.

While Symantec's diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred and may occur in the future. These fluctuations may be caused by a number of factors, including the timing of announcements and releases of new or enhanced versions of Symantec's products and product upgrades, the introduction of competitive products by existing or new competitors, reduced demand for any given product, seasonality in the end-of-period buying patterns of foreign software markets and the market's transition between operating systems. These factors may cause significant fluctuations in net revenues and, accordingly, operating results. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Fluctuations in Quarterly Operating Results and Stock Price.)

PRODUCT PROTECTION.

Symantec regards its software as proprietary and relies on a combination of copyright, patent and trademark laws and license agreements in an attempt to protect its rights. However, Symantec is still subject to potential legal suits. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Intellectual Property Rights, Litigation.)

EMPLOYEES.

As of March 31, 1998, Symantec employed approximately 2,300 people, including 1,200 in sales, marketing and related staff activities, 600 in product development and 500 in management, manufacturing, administration and finance. None of the employees is represented by a labor union, and Symantec has experienced no work stoppages. Symantec believes that its employee relations are good.

Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. Symantec believes that it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and shares to be issued under the Company's employee stock purchase plan, and requires ongoing shareholder approval of such incentive programs. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Employee Risk.)

ITEM 2:  PROPERTIES.

Symantec's principal locations, all of which are leased, are as follows:


                                                                      Approximate    Expiration
                                                                          Size           of
Location                   Purpose                                 (in square feet)     Lease
--------                   -------                                 ----------------     -----
North America
Cupertino, California
  Corporate Headquarters   Administration, sales and marketing            87,000       2003

  Emerging Business and    Research and development                      161,000       2003
    Remote Productivity
    Solutions

  Symantec Technology     Future expansion *                             143,000       2003
    Center

Sunnyvale, California     Manufacturing                                   78,000       2000

Santa Monica, California   Research and development and                   98,000       2000
                           marketing

Eugene, Oregon            Customer service and technical                 150,000       2006
                           support

Beaverton, Oregon         Research and development, sales                 56,000       2001
                           and marketing

Melville, New York        Research and development and                    27,000       2000
                           marketing

Toronto, Canada           Research and development, sales                 66,000       2005
                            and technical support
International
Leiden, Holland           Administration, sales, marketing                25,000       2003
                           and technical support


Dublin, Ireland           Administration, manufacturing                   74,000       2026
                            and translations

Symantec's principal administrative and sales and marketing facility, as well as certain research and development and support facilities, are located in Cupertino, California. The Company leases a number of additional facilities for marketing and research and development in the United States and for marketing in Australia, Brazil, Canada, France, Germany, Holland, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan and the United Kingdom. Symantec believes its facilities are adequate for its current needs and additional or substitute space will be available as needed to accommodate any future expansion of its operations.

* The Symantec Technology Center is currently under construction, with anticipated completion in fiscal 1999.

ITEM 3:  LEGAL PROCEEDINGS.

Information with respect to this Item may be found in Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the quarter ended March 31, 1998.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Symantec's common stock is traded on the Nasdaq National Market under the Nasdaq symbol "SYMC". The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.


                                 Fiscal 1998                            Fiscal 1997
                 --------------------------------------  --------------------------------------
                 Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,
                     1998      1997      1997      1997      1997      1996      1996      1996
                 --------  --------  --------  --------  --------  --------  --------  --------
High              $ 29.00   $ 27.00   $ 25.50    $20.38    $18.38    $16.38    $12.75    $18.13
Low                 20.88     19.19     19.44     12.50     12.63      9.88      8.75     11.00


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


                                Fiscal 1998                            Fiscal 1997
                 --------------------------------------  --------------------------------------
                 Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,
                     1998      1997      1997      1997      1997      1996      1996      1996
                 --------  --------  --------  --------  --------  --------  --------  --------
                (In Canadian dollars)
High              $ 40.10   $ 39.00   $ 35.00    $28.00    $24.35    $22.00    $17.70    $25.00
Low                 29.50     26.75     26.25     16.50     17.55     13.00     12.00     15.50


As of March 31, 1998, there were approximately 682 stockholders of record, including approximately 29 holders of record of Delrina exchangeable shares. The Company has never paid cash dividends on its stock with the exception of cash distributions to stockholders of acquired companies. In addition, the Company's bank line of credit and outstanding convertible subordinated debentures limit the payment of cash dividends on common stock (See Notes 6 and 7 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

ITEM 6:  SELECTED FINANCIAL DATA.

    The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein. Symantec did not complete any acquisitions during fiscal 1998. During fiscal 1997, Symantec acquired Fast Track, Inc. ("Fast Track") in a transaction accounted for as a pooling of interests. As the results of operations of Fast Track were not material to Symantec's consolidated financial statements, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies. In fiscal 1996, Delrina Corporation was acquired. In fiscal 1995, acquisitions included Intec Systems Corporation, Central Point Software, Inc. and SLR Systems, Inc. In fiscal 1994, acquisitions included Fifth Generation Systems, Inc. and Contact Software International, Inc. Each of the fiscal 1996, 1995 and 1994 acquisitions was accounted for as poolings of interests. The Company has never paid cash dividends on its stock with the exception of distributions to stockholders of acquired companies.

FIVE YEAR SUMMARY


                                                                        Year Ended March 31,
(In thousands, except                         --------------------------------------------------------------------------
net income (loss) per share)                    1998             1997           1996             1995            1994
                                              ---------       ---------       ---------        ---------       ---------
Statements of Operations Data:
  Net revenues                                $ 578,361       $ 472,183       $ 445,432        $ 431,268       $ 403,206
  Acquisition, restructuring and
    other expenses                                   --           8,585          27,617            9,545          56,094
  Operating income (loss)                       100,345          26,289         (48,279)          40,286         (47,290)
  Net income (loss)                              85,089          26,038         (39,783)          33,409         (44,421)
  Net income (loss) per share - basic         $    1.52       $    0.48       $   (0.76)       $    0.68       $   (0.96)
  Net income (loss) per share - diluted       $    1.42       $    0.47       $   (0.76)       $    0.64       $   (0.96)
  Shares used to compute net
    income (loss) per share - basic              56,097          54,705          52,664           49,338          46,270
  Shares used to compute net
    income (loss) per share - diluted            60,281          55,407          52,664           54,303          46,270


                                                                             March 31,
                                              --------------------------------------------------------------------------
(In thousands)                                   1998            1997            1996             1995            1994
                                              ---------       ---------       ---------        ---------       ---------
Balance Sheet Data:
  Working capital                             $ 175,537       $ 129,569       $ 134,643        $ 143,405       $ 101,644
  Total assets                                  476,460         339,398         282,674          305,356         262,335
  Long-term obligations, less
    current portion                               5,951          15,066          15,393           25,413          25,967
  Stockholders' equity                          317,507         217,979         180,317          184,874         129,193

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth within this section. Nothing in this report shall impose upon Symantec or any person a duty to update any forward-looking statement.

OVERVIEW

Symantec is a world leader in utility software for business and personal computing. Founded in 1982, the Company has offices in the United States, Canada, Asia, Australia, Europe, Africa, Latin America and South America.

During the last three fiscal years, Symantec has acquired the following companies:


                                                                     Shares of        Acquired
                                                                      Symantec         Company
                                                                        Common           Stock
                                                                         Stock         Options
Companies Acquired                           Date Acquired              Issued         Assumed
------------------                           -------------              ------         -------
Fast Track, Inc. ("Fast Track")              May 28, 1996              600,000              --
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

Symantec did not complete any acquisitions during fiscal 1998. During fiscal 1997, Symantec acquired Fast Track, Inc. ("Fast Track") in a transaction accounted for as a pooling of interests. As the results of operations of Fast Track were not material to Symantec's consolidated financial statements, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies. In fiscal 1996, Delrina Corporation was acquired and was accounted for as a pooling of interests and amounts prior to the date of acquisition were restated to reflect the combined operations of the companies.

RESULTS OF OPERATIONS

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                                                                      Period-to-Period
                                                                                                         Percentage
                                                                                                     Increase (Decrease)
                                                                                                    -----------------------
                                                             Year Ended March 31,                    1998            1997
                                                    ------------------------------------            Compared       Compared
                                                    1998            1997            1996            to 1997         to 1996
                                                    ----            ----            ----            --------       --------
Net revenues                                        100%            100%            100%              22%              6%
Cost of revenues                                     15              20              25               (7)            (14)
                                                    ---             ---             ---
      Gross margin                                   85              80              75               30              13
 Operating expenses:
  Research and development                           16              19              21                3              (6)
  Sales and marketing                                45              47              52               18              (4)
  General and administrative                          7               7               7               12               4
  Acquisition, restructuring and
    other expenses                                   --               2               6             (100)            (69)
                                                    ---             ---             ---
      Total operating expenses                       68              75              86               11
                                                    ---             ---             ---
                                                                                                                      (8)
Operating income (loss)                              17               5             (11)             282               *
Interest income                                       2               2               2               83              (4)
Interest expense                                     --              --              --              (13)             (6)
Other income (expense), net                          --              --              (1)             (89)            (21)
                                                    ---             ---             ---
 Income (loss) before income taxes                   19               7             (10)             269               *
Provision (benefit) for income taxes                  4               1              (1)             522               *
                                                    ---             ---             ---
Net income (loss)                                    15%              6%             (9)%            227               *
                                                    ===             ===             ===


*     percentage change is not meaningful.

NET REVENUES.

Net revenues increased 22% from $472 million in fiscal 1997 to $578 million in fiscal 1998. Net revenues increased 6% from $445 million in fiscal 1996 to $472 million in fiscal 1997. Revenue growth in fiscal 1998 was largely due to sales of Windows 95 and Windows NT versions of the Company's principal products, as well as introductions of new products, growth in international sales outside of North America and royalty and revenue streams from the sale of certain technologies and product lines to third-party computing companies.

PRODUCT GROUPS. During fiscal 1998 and 1997, Symantec experienced increased net revenues, over the prior fiscal year, from each of its principal product groups:
Security and Assistance and Remote Productivity Solutions.

The Security and Assistance business unit is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 50% of net revenues for both fiscal 1998 and 1997 and 45% of net revenues in fiscal 1996. Increased net revenues for the business unit in fiscal 1998 primarily related to sales of Windows 95, Windows NT and Macintosh versions of Norton Utilities, as well as the multi-platform workstations/servers version of Norton AntiVirus. New product releases of CrashGuard Deluxe and Norton Uninstall also contributed to the fiscal 1998 net revenue increase. Increased net revenues in fiscal 1997 were primarily attributable to increases in Norton AntiVirus revenues over the prior year.

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The Remote Productivity Solutions business unit comprised approximately 40% of the Company's net revenues for fiscal 1998, and 35% of net revenues for fiscal 1997 and 1996. Increased net revenues for the business unit in fiscal 1998 primarily related to sales of Windows 95 versions of WinFax PRO, Norton pcANYWHERE and ACT!. Increased net revenues in fiscal 1997, over fiscal 1996, were primarily attributed to the pcANYWHERE product line.

During fiscal 1998 and 1997, the financial impact of product price reductions for certain of Symantec's principal products was more than offset by the increase in the volume of products sold, resulting in increased net revenues.

Internet Tools, Royalties and Other, which includes products providing an easy to use Java development environment, as well as revenue streams from the sale of certain of the Company's software product lines and technologies, and revenues from products nearing the end of their life cycles, comprised approximately 10%, 15% and 20% of net revenues for fiscal 1998, 1997 and 1996, respectively. The business unit's net revenues decreased in fiscal 1998 and 1997 over the prior fiscal year, largely as a result of declining sales from products which Symantec no longer actively develops or markets. Also contributing to the fiscal 1998 decrease from the prior year was the fiscal 1997 recognition of $6 million of non-recurring consulting net revenues.

Also included in Internet Tools, Royalties and Other are royalties and other revenue of approximately $46 million and $19 million recorded in fiscal 1998 and 1997, respectively, which partially offset the revenue declines mentioned above. These royalties and other revenues related to the sale of certain software products, technologies and certain tangible assets to JetForm Corporation ("JetForm") and the Hewlett-Packard Company ("Hewlett-Packard") during fiscal 1997. Revenues from these agreements may decline in fiscal 1999. See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K for further discussion of the technology licensing and sale transactions. The Java development tools product line continued to expand in fiscal 1998, resulting in increased revenues over fiscal 1997 and maintaining its fiscal 1997 percentage contribution to total net revenues in fiscal 1998.

INTERNATIONAL. Net revenues from international sales outside of North America were $186 million and $138 million and represented 32% and 29% of total net revenues in fiscal years 1998 and 1997, respectively. The increase in net revenues was the result of Symantec's penetration of new and emerging markets in Latin America and Asia/Pacific, as well as increased sales in Europe.

Net revenues from international sales declined by $4 million in fiscal 1997, from $142 million in fiscal 1996. This decrease was due largely to the recognition in fiscal 1996 of approximately $7 million of previously deferred revenue related to an acquired company.

Foreign exchange rate fluctuations during fiscal 1998 and 1997 did not materially affect annual revenue. The impact of fluctuations in foreign exchange rates on international revenues is partially mitigated by operating expenses incurred in local currencies.

PRODUCT RETURNS. The Company estimates and maintains reserves for product returns. The level of actual product returns and related product return provisions are largely a factor of the level of product sell-in (gross revenue) from normal sales activity and the replacement of obsolete quantities with the current version of the Company's products. Changes in the levels of product returns and related product returns provision are generally offset by changing levels of gross revenue and, therefore, the product return provision did not have a material impact on reported net revenues in any period presented.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software.

Gross margins increased to 85% of net revenues in fiscal 1998 from 80% in fiscal 1997 and from 75% in fiscal 1996.

Factors contributing to an increase in gross margin percentage during fiscal 1998 include reduction of direct material costs by shifting product media from more expensive diskettes to lower priced CD-ROM's and reductions in the size of bound manuals through a shift in documentation from paper manuals to electronic manuals included on CD-ROM's for all of the Company's principal products. Additional reductions occurred in manufacturing overhead costs due to improved economies of scale and reductions in capitalized software amortization and write-offs as discussed below. In addition, fiscal 1998 royalty revenues from JetForm and Hewlett-Packard totaling $46 million had minimal costs of revenue.

The increase in gross margin percentage in fiscal 1997 compared to fiscal 1996 was due to a decrease in capitalized software amortization and write-offs as discussed below. In addition, fiscal 1997 royalty revenues from JetForm and Hewlett-Packard totaling $19 million had minimal costs of revenue.

CAPITALIZED SOFTWARE. During fiscal 1998, accounting standards requiring capitalization of certain software development costs did not materially affect the Company. During fiscal 1997, Symantec capitalized approximately $8 million of software development costs, primarily related to network administration technology. Prior to fiscal 1997, accounting standards requiring capitalization of certain software development costs did not materially affect the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec in fiscal 1996.

Amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled $1 million, $10 million and $19 million for fiscal 1998, 1997 and 1996, respectively. The decrease in amortization expense in fiscal 1998 is attributed to the write-off of approximately $8 million of unamortized capitalized software and unamortized purchased software product rights related to network administration technology written off as part of the sale of the networking business unit to Hewlett-Packard in March 1997. Amortization and write-off expense in fiscal year 1997 was lower than in 1996 due to capitalized software write-offs in fiscal 1996 related to de-emphasized products and Delrina Windows
3.1 products.

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses represented 16%, 19% and 21% of net revenues in fiscal 1998, 1997 and 1996, respectively. Research and development expenditures are charged to operations as incurred.

Research and development expenses increased 3% to $91 million in fiscal 1998 from $89 million in fiscal 1997 as the result of increased spending on new product development. The decrease in research and development expenses as a percentage of net revenues in fiscal 1998 largely resulted from the Company's decision to cease development of certain software products no longer actively marketed by Symantec. Another contributing factor was the elimination of certain network administration technology development due to the sale of Symantec's networking business unit to Hewlett-Packard during fiscal 1997.

Research and development expenses decreased 6% to $89 million in fiscal 1997 from $95 million in fiscal 1996 due primarily to decreased product development efforts resulting from the Company's decision to cease developing certain software products and an increase in the capitalization of software development costs, including approximately $8 million related to network administration technology. In addition, a $2 million research and development expense reimbursement was received from Hewlett-Packard in fiscal 1997 under the previously mentioned technology sale agreement, which further reduced research and development expenses in fiscal 1997.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 18% to $261 million, or 45% of net revenues in fiscal 1998 from $221 million, or 47% of net revenues, in fiscal 1997. The increase in sales and marketing expenses in fiscal 1998 as compared to fiscal 1997 is primarily related to increased international sales and marketing activities. North American sales and marketing activities during fiscal 1998 decreased as a percentage of net revenues as compared to fiscal 1997 due to the elimination of activities related to the electronic forms and network administration software technologies and products which were sold in fiscal 1997.

Sales and marketing expenses decreased 4% to $221 million, or 47% of net revenues, in fiscal 1997 from $230 million, or 52% of net revenues, in fiscal 1996. The decrease in sales and marketing expenses in fiscal 1997 as compared to fiscal 1996 was due primarily to the elimination of duplicative sales and marketing expenses as a result of the acquisition of Delrina by Symantec and the elimination of sales and marketing expenses related to the electronic forms software products which were sold in fiscal 1997. Reductions in expenditures for products no longer actively marketed by Symantec were offset by increased spending for new products released during the fiscal 1997.

GENERAL AND ADMINISTRATIVE EXPENSES.

In fiscal 1998, general and administrative expenses increased by 12% to $38 million from $34 million in fiscal 1997 and from $33 million in fiscal 1996. General and administrative expenses were 7% of net revenues during fiscal 1998, 1997 and 1996.

General and administrative expenses increased in fiscal 1998 as compared to fiscal 1997 at a rate proportionate to net revenue growth as the result of increased personnel expenses associated with the growth of the Company.

The fiscal 1997 increase in general and administrative expenses, as compared to fiscal 1996, is primarily the result of management consulting expenditures, offset by benefits from the elimination of duplicative general and administrative expenses as a result of the acquisition of Delrina by Symantec in fiscal 1996.

ACQUISITION, RESTRUCTURING AND OTHER EXPENSES.

No acquisition, restructuring and other expenses were incurred in fiscal 1998.

Acquisition Expenses. In connection with the acquisitions completed in fiscal 1997 and 1996 (see Summary of Significant Accounting Policies and Note 3 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K), Symantec incurred significant acquisition-related expenses.

Symantec recorded total acquisition charges of approximately $1 million in fiscal 1997 in connection with the acquisition of Fast Track.

In connection with the acquisition of Delrina in fiscal 1996, Symantec recorded total acquisition charges of $22 million. These acquisition expenses primarily related to legal, accounting and financial advisory services, elimination of duplicative and excess facilities and equipment, personnel severance and outplacement services, and operational activities consolidation and discontinuance. Offsetting these costs was a reduction in accrued acquisition, restructuring and other expenses of approximately $2 million, as actual costs incurred related to certain prior acquisitions were less than costs previously accrued by the Company.

Restructuring Expenses. In fiscal 1997, the Company recorded a charge of approximately $3 million for costs related to the restructuring of certain domestic and international sales and research and development operations, certain legal settlements and other expenses. In fiscal 1996, the Company incurred approximately $2 million for equipment and personnel relocation costs related to the consolidation of certain research and development activities. The restructuring plans have been completed.

Other Expenses. In fiscal 1997, Symantec recorded an approximately $2 million charge in connection with the write-off of an equity investment and an approximately $3 million charge for the write-off of certain in-process research and development acquired by the Company.

In fiscal 1996, Symantec incurred a $3 million loss on the sale of the assets of Time Line Solutions Corporation, a wholly-owned subsidiary. Additionally, in fiscal 1996, the Company recorded $3 million for estimated legal fees and other expenses. (See Note 15 of Notes to Consolidated Financial Statements in Part IV,
Item 14 of this Form 10-K).

Remaining acquisition, restructuring and other expense accruals as of March 31, 1998 were approximately $3 million.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).

Interest income was $13 million, $7 million and $8 million in fiscal 1998, 1997 and 1996, respectively. Interest income increased 83% in fiscal 1998 over fiscal 1997 due to higher average invested cash balances. Higher average cash balances during fiscal 1997 compared to fiscal 1996 were offset by lower interest rates on invested cash during fiscal 1997 compared to fiscal 1996.

Interest expense was approximately $1 million in fiscal 1998, 1997 and 1996. Interest expense is principally related to Symantec's convertible subordinated debentures. (See Note 6 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in currency exchange rates.

INCOME TAXES.

The effective income tax provision rate for fiscal 1998 was 24%, which compares to an effective income tax provision rate of 14% in fiscal 1997 and an effective tax benefit rate of 10% in fiscal 1996. The 1998 income tax provision rate of 24% is lower than the U.S. statutory rate primarily due to the utilization of previously unbenefitted losses and tax credits and a lower statutory tax rate for the Company's Irish operations. In addition, fewer unbenefitted losses were available in fiscal 1998, which caused the fiscal 1998 tax rate to be higher than the fiscal 1997 tax rate.

Realization of the $20 million of net deferred tax assets is dependent upon the Company's ability to generate sufficient future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. earnings. The net deferred tax asset includes a valuation allowance of approximately $25 million. Approximately $23 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized. The remaining $2 million of the valuation allowance represents net operating loss and tax credit carryforwards of various acquired companies that are limited by separate return limitations and under the "change of ownership" rules of Internal Revenue Code Section 382.

Symantec projects the effective tax rate to be 32% in fiscal 1999. This rate is lower than the expected U.S. federal and state combined statutory rate of 40% due primarily to a lower tax rate from the Company's Irish operation. However, this projection is subject to change due to fluctuations in and the geographic allocation of earnings. (See further discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Fluctuations in Quarterly Operating Results; Foreign Operations.)

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments and long-term investments increased $100 million to $260 million at fiscal 1998 year-end from $160 million at fiscal 1997 year-end. This increase was largely due to cash provided from operating activities, net proceeds from the exercise of stock options and net proceeds from the sales of common stock under the Company's Employee Stock Purchase Plan.

In addition to cash, short-term investments and long-term investments of $260 million, the Company has $59 million of restricted investments related to collateral requirements under lease agreements entered into by Symantec during fiscal 1997. Symantec is obligated under certain lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. (See further discussion in Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

Net cash provided by operating activities was $131 million and was comprised of the Company's net income of $85 million, non-cash related expenses of $21 million and a net decrease in assets and liabilities of $25 million.

Net trade accounts receivable increased $20 million to $65 million at the end of fiscal 1998 from $45 million at the end of fiscal 1997, primarily due to increased operating activities during fiscal 1998. With the growth of international sales to 32% of net revenues in fiscal 1998 from 29% of net revenues in fiscal 1997, Symantec is carrying an increased accounts receivable balance with longer average standard payment terms, as such longer payment terms are standard business practice in certain international markets. At March 31, 1998, international days sale outstanding was 48 days, as compared to 32 days for North America.

During fiscal 1998, the Board of Directors of Symantec authorized the repurchase of up to 1,500,000 shares of Symantec common stock. At the end of fiscal 1998, a total of 1,000,000 shares were repurchased at prices ranging from $16.57 to $26.81 per share. The authorized repurchase period has expired for the remaining 500,000 shares. The repurchased shares have been reissued under the Company's employee stock purchase and option programs.

The Company recently renewed its $10 million line of credit to expire in May 2000. The Company was in compliance with the debt covenants for this line of credit as of April 3, 1998. At the end of fiscal 1998, there were no borrowings outstanding and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants. However, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

If Symantec were to sustain significant losses, the Company could be required to reduce operating expenses, which could result in product delays; reassess acquisition opportunities, which could negatively impact the Company's growth objectives; and/or pursue further financing options. The Company believes existing cash and short-term investments and cash generated from operating results will be sufficient to fund operations for the next year.

BUSINESS RISKS

The preceding discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Readers should pay particular attention to the risk factors set forth within this section. Nothing in this report shall impose upon Symantec or any person a duty to update any forward-looking statement.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND STOCK PRICE. Due to the factors noted below, the Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Symantec has previously experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which has had an immediate and significant adverse affect on the trading price of the Company's common stock. This may occur again in the future.

RAPID TECHNOLOGICAL CHANGE AND DEVELOPMENT RISKS. The Company participates in a highly dynamic industry characterized by rapid change and uncertainty related to new and emerging technologies and markets. The recent trend toward server-based applications in networks and applications distributed over the Internet could have a material adverse affect on sales of the Company's products. Future technology or market changes may cause certain of Symantec's products to become obsolete more quickly than expected.

The use of a Web browser (running on either a PC or network computer) to access client/server systems is emerging as an alternative to the traditional desktop access through operating systems resident on personal computers. Should the functionality associated with such system access reduce the need for Symantec's products, the Company's future net revenues and operating results may be adversely affected.

PERSONAL COMPUTER AND HARDWARE GROWTH RATES. Fluctuations in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past, and may in the future, result in reduced revenues which would have a material adverse affect on operating results.

OPERATING SYSTEM. The release and subsequent customer acceptance of current or enhanced operating systems are particularly important events that increase the uncertainty and increase the volatility of Symantec's results. Should the Company be unable successfully or timely to develop products that operate under existing or new operating systems, or should the functionality of such operating systems reduce the need for Symantec's products, the Company's future net revenues and operating results would be materially adversely affected.

Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and may include additional product features in Windows 98 or future releases of Windows NT that may decrease the demand for certain of the Company's products, including those currently under development. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for certain of the Company's products, including those currently under development. Also, Symantec's competitors may license certain of their products to Microsoft and OEM's for inclusion in their operating systems, which may reduce the demand for certain of the Company's products.

MICROSOFT WINDOWS 98. With the anticipated introduction of Microsoft's Windows 98 operating system, the Company's ability to generate revenue from many of its current products will depend on its ability to develop new versions and enhancements of those products in a timely manner for the Windows 98 operating system. Because the Department of Justice and various state entities have filed lawsuits against Microsoft which may delay the introduction of Windows 98 or change the interfaces or feature set that will be incorporated into Windows 98, the Company's ability to develop appropriate products for Windows 98 may be impeded, and consumers may delay purchases of the Company's products or otherwise change purchase plans in a manner that could adversely affect the Company and its financial results. Adverse effects related to these events could become apparent as early as the June quarter of 1998.

DEPENDENCE ON THE INTERNET. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service and potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of the Company's products, as well as to distribute software. Should the Company be unable to incorporate changes in the Internet environment successfully or timely into its business operations and product development strategy, the Company's future net revenues and operating results may be adversely affected.

PRICE COMPETITION. Price competition is sometimes intense for certain products in the microcomputer software market and is expected to continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. These actions may not be sufficient to offset the impact of price competition in the Company's business and net revenues.

INTEGRATED SUITES. In the future, Symantec and/or its competitors may move toward providing integrated suites of products. The price of integrated suites could be less than the sum of the prices of individual products included in these suites when such products are sold separately. The sales volume contribution to Symantec from integrated suites may not be sufficient to offset the gross margin impact of selling individual products at a reduced price using integrated product suites. Additionally, integrated suites may not achieve market acceptance and the Company's products may not be effective in competing with integrated suites either currently in the market or introduced in the future.

QUARTERLY BUYING PATTERNS; ABSENCE OF BACKLOG. Most customers tend to make the majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This is particularly true of large corporate customers that negotiate large site licenses near the end of each quarter. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company.

The Company operates with relatively little backlog; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be an immediate, material adverse affect on net revenues and on the Company's operating results, which would likely result in a precipitous drop in stock price.

RETAIL DISTRIBUTION CHANNEL. The Company's retail distribution customers also carry the products of Symantec's competitors. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec, as well as by its competitors over which the Company has no control and which it cannot predict.

Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Certain distributors and resellers have experienced financial difficulties in the past. Distributors that account for significant sales of the Company may experience financial difficulties in the future, which could lead to reduced sales or write-offs and could adversely affect operating results of the Company.

NEW DISTRIBUTION CHANNELS. Symantec may not be able to develop an effective method of distributing its software products utilizing each of the rapidly evolving software distribution channels, including the Internet. The presence of new channels could adversely impact existing channels and/or product pricing, which could have a material adverse impact on the Company's new revenues and profitability.

SITE LICENSES. Symantec sells volume license programs (corporate site licenses) through the distribution channel and through corporate resellers. Average site license revenue per unit is lower than the average revenue per unit from retail versions shipped through the retail distribution channel. Symantec may increase unit sales under volume licensing programs in the future, which could have a material adverse impact on the operating results of the Company. Additionally, Symantec's products may not be effective in competing with products either currently in the market or introduced in the future, and the Company's failure to compete effectively could have a material adverse impact on the operating results of the Company.

CHANNEL FILL. The Company's pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Inventories may be decreased between the date Symantec announces a new version or new product and the date of release, because distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. The impact of channel fill is somewhat mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution channel; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. While such order delays or cancellations can cause fluctuations in net revenues from one quarter to the next, the impact is substantially mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution channel.

PRODUCT RETURNS. Product returns can occur when the Company introduces upgrades and new versions of products or when distributors have excess inventories. Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of products. The Company estimates and maintains reserves for product returns. However, future returns could exceed the reserves established by the Company, which could have a material adverse affect on the operating results of the Company.

FOREIGN OPERATIONS. A significant portion of Symantec's revenues, manufacturing costs and operating expenses is transacted in foreign currencies. As a result, the Company's results may be materially and adversely affected by fluctuations in currency exchange rates, as well as increases in duty rates, exchange or price controls or other restrictions on foreign currencies. The Company expects that its non-U.S. dollar denominated sales activities may increase in the future. Symantec utilizes natural hedging to mitigate Symantec's transaction exposures and hedges certain residual balance sheet positions through the use of one-month forward contracts. These strategies may not continue to be effective, and the Company may not be successful in minimizing or accurately forecasting transaction gains or losses.

The Company's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks and economic volatility.

SALES AND MARKETING. Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. There can be no assurance that these sales and marketing efforts will be successful.

TECHNICAL SUPPORT. Consistent with many companies in the software industry, technical support costs comprise a significant portion of the Company's operating costs and expenses. The Company's technical support levels are based, in a large part, on projections of future sales levels. Over the short term, the Company may not be able to respond to fluctuations in customer demand for support services or modify the format of the Company's support services to compete with changes in support services provided by competitors. While the Company performs extensive quality control review over its technical support services provided by corporate personnel and, to a lesser extent, over support services outsourced to third-party vendors, customer satisfaction with the services rendered may not be favorable. In the event of customer dissatisfaction, future product and upgrade sales to that customer base may be negatively impacted. Fee-based technical support services did not generate material revenues in any fiscal year presented and are not expected to generate material revenues in the near future.

UNCERTAINTY OF RESEARCH AND DEVELOPMENT EFFORTS. Symantec believes significant research and development expenditures will be necessary in order to remain competitive. While the Company performs extensive usability and beta testing of new products, any products currently being developed by Symantec may not be technologically successful, resulting products may not achieve market acceptance, and the Company's products may not be effective in competing with products either currently in the market or introduced in the future.

LENGTH OF PRODUCT DEVELOPMENT CYCLE. The length of Symantec's product development cycle has generally been greater than Symantec originally expected. Although such delays have undoubtedly had a material adverse affect on Symantec's business, Symantec is not able to quantify the magnitude of net revenues that were deferred or lost as a result of any particular delay because Symantec is not able to predict the amount of net revenues that would have been obtained had the original development expectations been met. Delays in future product development are likely to occur and could have a material adverse affect on the amount and timing of future revenues. Due to the inherent uncertainties of software development projects, Symantec does not generally disclose or announce the specific expected shipment dates of the Company's product introductions.

OPERATING LEVERAGE. Consistent with many companies in the software industry, employee and facility related expenditures comprise a significant portion of the Company's operating costs and expenses. The Company's expense levels are based, in a large part, on projections of future revenue levels. Given the fixed nature of these expenses over the short term, if revenue levels fall below expectations, Symantec's operating results are likely to be adversely affected.

MANAGEMENT OF EXPANDING OPERATIONS. Symantec continually evaluates its product and corporate strategy and has in the past and will in the future undertake organizational changes, product and marketing strategy modifications which are designed to maximize market penetration, maximize use of limited corporate resources and develop new products and product channels. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful, and that the Company may not realize any benefit from these efforts.

RELIANCE ON JOINT BUSINESS ARRANGEMENTS. Symantec has entered, and may in the future enter, into various development or joint business arrangements for the purpose of developing new software products or enhancements to existing software products. Depending on the nature of each such arrangement, the development, distribution, sale or marketing of the resulting product may be controlled either by Symantec or its business partner. Resulting products from joint business arrangements may not be technologically successful, may not achieve market acceptance and may not be effective in competing with products either currently in the market or introduced in the future.

Symantec distributes certain of its products through value-added reseller ("VAR") and independent software vendor ("ISV") customers whereby Symantec's products are included with hardware products prior to sale through retail channels. VAR and ISV licensing agreements are generally non-exclusive and do not require the VAR or ISV to make minimum purchases. If the Company is not successful in maintaining its current relationships and securing license agreements with additional VARs and ISVs, or if the Company's VAR and ISV customers are not successful in selling their products, the Company's future net revenues and operating results may be adversely affected.

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

BUSINESS DISRUPTION. A disruption in communications between the Company's geographically dispersed order entry and product shipping centers, particularly at the end of a fiscal quarter, would likely result in an unexpected shortfall in net revenues and could result in an adverse impact on operating results. Disruptions in communications and Internet connectivity may also cause delays in customer access to Symantec's Internet-based services or product sales. A business disruption could occur as a result of natural disasters or the interruption in service by communications carriers, and may cause delays in product development that could adversely impact future net revenues of the Company.

LITIGATION. Symantec is involved in a number of judicial and administrative proceedings incidental to its business (See Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K). The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See
Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in a number of such disputes and litigation, and may be involved in the future in such disputes and/or litigation. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, such a result could have a material adverse affect on Symantec's business, operating results and financial condition (See
Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 14 of this Form 10-K).

SOFTWARE DEFECTS AND PRODUCT LIABILITY. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. In the past, for example, Symantec's anti-virus software products have incorrectly detected viruses which do not exist. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, defects and errors could be found in current versions, future upgrades to current products or newly developed and released products, despite testing prior to release. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could have a material adverse affect on the Company's operating results. While Symantec has not been the target of software viruses specifically designed to impede the performance of the Company's products, there can be no assurance that such viruses will not be created in the future.

The Company's license agreements with its customers contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state, local laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on the Company's business, operating results and financial condition.

YEAR 2000 - PRODUCT LIABILITY. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products which are not the most currently released or which are not currently being developed may not be Year 2000 compliant. The Company sells some of its older product lines, which are not being actively developed and updated, as such these products are not necessarily Year 2000 compliant. Symantec is currently party to a lawsuit related to the alleged inability of pre-version 4.0 Norton AntiVirus products to function properly in respect to Year 2000. Symantec believes that this lawsuit has no merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse affect on the results of operations and financial condition of the Company, although it is not possible to estimate the possible loss. However, depending on the amount and timing of an unfavorable resolution of this lawsuit, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. (See Note 15 of Notes to Consolidated Financial Statements in
Part IV, Item 14 of this Form 10-K).

YEAR 2000 - CORPORATE SYSTEMS. The Company has completed an assessment of its computer systems and software and is modifying or replacing portions of its software so that its operating systems will function properly with respect to dates in the Year 2000 and thereafter. The Company is currently evaluating system interfaces with third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. The Year 2000 project cost is not expected to be material. The project is estimated to be significantly completed during the 1998 calendar year. The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies with which Symantec does business may not address any Year 2000 problems on a timely basis, which could have an adverse affect on Symantec's systems or business transactions. As testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test full system Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL FINANCIAL STATEMENTS.  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA

Symantec has a 52/53-week fiscal accounting year. Accordingly, all quarterly fiscal periods presented comprised 13 weeks, with the exception of the quarter ended June 30, 1997, which comprised 14 weeks.

(In thousands, except net income per share; unaudited)


                                           Fiscal 1998                                   Fiscal 1997
                          --------------------------------------------    --------------------------------------------
                          Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
                              1998        1997        1997        1997        1997        1996        1996        1996
                          --------    --------    --------    --------    --------    --------    --------    --------
Net revenues              $156,092    $148,240    $139,013    $135,016    $129,706    $124,081    $109,178    $109,218
Gross margin               134,561     125,649     116,624     114,096     100,352     102,105      88,448      87,734
Acquisition,
  restructuring and
  other expenses *              --          --          --          --          --          --       7,290       1,295
Net income **               24,138      21,836      20,580      18,535       8,269      13,852         882       3,035
Net income per share -
  basic                   $   0.43    $   0.39    $   0.37    $   0.33    $   0.15    $   0.25    $   0.02    $   0.06
  diluted                 $   0.40    $   0.37    $   0.35    $   0.32    $   0.15    $   0.25    $   0.02    $   0.06


*     See Note 13 of Notes to Consolidated Financial Statements.

** Quarterly operating results for the period ended March 31, 1997 includes revenue and charges related to the sale of Symantec's networking business unit (see Note 12 of Notes to Consolidated Financial Statements).


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item with respect to Directors may be found in the section captioned "Election of Symantec Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 17, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT:

The executive officers of the Company are as follows:


NAME                            AGE     POSITION
----                            ---     --------
Gordon E. Eubanks, Jr.          51      President and Chief Executive Officer
Howard A. Bain III              52      Vice President, Worldwide Operations
                                        and Chief Financial Officer
Christopher Calisi              38      Vice President, Remote Productivity Solutions Business
                                          Unit
Dieter Giesbrecht               54      Vice President, Europe, Middle East and Africa ("EMEA")
Enrique T. Salem                32      Vice President, Security and Assistance Business Unit
                                        and Chief Technical Officer
Dana E. Siebert                 38      Vice President, Americas
Derek Witte                     41      Vice President, General Counsel and Secretary

Executive officers are chosen by and serve at the discretion of the Board of Directors. There is no family relationship between any director or executive officer of Symantec and any other director or executive officer of Symantec.

GORDON E. EUBANKS, JR. is the President and Chief Executive Officer of Symantec. He has served as a director of Symantec since November 1983 and as the President and Chief Executive Officer of Symantec since October 1986. Mr. Eubanks also served as Symantec's Chairman of the Board from November 1983 to October 1986 and from November 1990 to January 1993. Previously, Mr. Eubanks was Vice President of Digital Research, Inc.'s commercial systems division where he was responsible for the development and marketing of all system software products. He left Digital Research, Inc. in September 1983. Mr. Eubanks founded Compiler Systems, Inc. and authored its products: CBASIC, one of the first successful languages on personal computers, and CB80, a compiled version of CBASIC. Compiler Systems, Inc. was acquired by Digital Research, Inc. in August of 1981. Mr. Eubanks received his Bachelor of Science degree in Electrical Engineering from Oklahoma State University. He received his Masters degree in Computer Science from Naval Postgraduate School in Monterey, California. Mr. Eubanks was a commissioned officer in the United States Navy from 1970 to 1979 serving in the Nuclear Submarine Force. Mr. Eubanks is a member of the IEEE and ACM.

HOWARD A. BAIN III is currently Vice President, Worldwide Operations and CFO, at Symantec Corporation. Mr. Bain has over twenty-five years of experience in all phases of corporate operations and challenges. Prior to joining Symantec in October 1991 as Vice President, Finance, he was CFO for several private venture financed technology companies (RTP semiconductor manufacturing equipment, BiCMOS SRAM's, laser-based large screen projection systems for HDTV and computer graphics applications, and high performance disk drives for personal computers) where he assisted those management teams in growing their businesses through raising over $50 million in venture capital and controlling hyper-growth. His previous experience includes senior financial and accounting management positions with Fairchild Camera and Instrument Corporation and as a consultant with Arthur Andersen & Company. Mr. Bain is a CPA and holds a B.S. from California Polytechnic University.

CHRISTOPHER CALISI is Vice President, Remote Productivity Solutions Business Unit of Symantec. From 1992 to 1996, Mr. Calisi held several positions within Symantec's Remote Access Business Unit, including Development Manager, Director of Development, General Manager and most recently, Vice President, Communication Products. Mr. Calisi joined Symantec in 1992 from Unify Corporation, a relational database and 4GL tools vendor where he served as the Manager of Sales Engineers. Prior to Unify Corporation, Mr. Calisi held development positions with several relational database vendors, including Britton Lee, Oracle and Computer Associates. Mr. Calisi holds a Bachelor of Science degree from the State University of New York at Empire State and has received executive training at the Wharton School. Mr. Calisi holds several copyrights for software innovations from 1981 through 1986 and is an associate of the IEEE Committee. Mr. Calisi became an executive officer of Symantec in May 1996.

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

DANA E. SIEBERT is Vice President, Americas. Previously, Mr. Siebert served as Vice President, Worldwide Sales of Symantec and prior to that, Vice President, Worldwide Services of Symantec. Mr. Siebert joined Symantec in September 1987. From 1985 to 1987, he was a Sales Manager at THINK Technologies where he was responsible for U.S. corporate, OEM and international sales. Previously, he held a number of sales management positions in high technology companies including Wang Laboratories, Computerland Corporation and Burroughs Corporation. Mr. Siebert is a member of the Board of Directors of TimeLine Solutions and Percon, Inc. Mr. Siebert holds a Bachelor of Science degree in Business Administration from the University of New Hampshire and is a member of the Software Publishers Association.

DEREK WITTE is Vice President, General Counsel and Secretary of Symantec. Mr. Witte joined Symantec in October 1990. From October 1987 until joining Symantec, Mr. Witte was Associate General Counsel and later Director of Legal Services for Claris Corporation, a software subsidiary of Apple Computer, Inc. Between January and October 1987, Mr. Witte was Assistant General Counsel at Worlds of Wonder, Inc. Previously, Mr. Witte practiced law with the San Francisco-based law firms of Brobeck, Phleger & Harrison and Heller Ehrman White and McAuliffe during the periods between 1981 and 1983 and 1983 and 1987, respectively. Mr. Witte holds a law degree and a Bachelor of Arts degree in Economics from the University of California at Berkeley. Mr. Witte has been a member of the California bar since 1981.

ITEM 11:   EXECUTIVE COMPENSATION.

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 17, 1998. Such information is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 17, 1998. Such information is incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 17, 1998. Such information is incorporated herein by reference.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Upon written request, the Company will provide, without charge, a copy of the Company's annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for the Company's most recent fiscal year. All requests should be sent to:

    Shelley Wilson
    Investor Relations
    Symantec Corporation
    10201 Torre Avenue
    Cupertino, California  95014-2132
    408-446-8891

 (a) The following documents are filed as part of this report:


                                                                                   Page
                                                                                  Number
                                                                                  ------
1.  Consolidated Financial Statements.
    Report of Ernst & Young LLP, Independent Auditors...........................     35
    Consolidated Balance Sheets as of March 31, 1998 and 1997...................     36
    Consolidated Statements of Operations for the Years Ended
        March 31, 1998, 1997 and 1996...........................................     37
    Consolidated Statements of Stockholders' Equity for the Years
        Ended March 31, 1998, 1997 and 1996.....................................     38
    Consolidated Statements of Cash Flow for the Years Ended
        March 31, 1998, 1997 and 1996...........................................     39
    Summary of Significant Accounting Policies and Notes to
        Consolidated Financial Statements.......................................     40
2.  Financial Statement Schedules.  The following financial statement schedule of Symantec Corporation for the years ended March 31, 1998, 1997 and 1996 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation.
       Schedule
      II Valuation and Qualifying Accounts......................................     58

      Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

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

4.02 Amendment No. One to Registration Rights Agreement. (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

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

10.11* Symantec Corporation 1996 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-39175) filed October 31, 1997.)

10.12* Symantec Corporation Deferred Compensation Plan dated as of November 7, 1996. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.13 Participation Agreement dated as of October 18, 1996, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
           10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.14 Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.15 Master Lease and Deed of Trust, as amended, dated as of October 18, 1996 between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

--------------------
* Indicates a management contract or compensatory plan or arrangement.

10.16 Guaranty dated as of October 18, 1996, made by Symantec Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
           10.05 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.17 Pledge Agreement dated as of October 18, 1996, made by Symantec Corporation, in favor of Sumitomo Bank, Limited, San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit 10.06 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.18 Assignment of Lease and Rent, as amended, dated as of October 18, 1996, from Sumitomo Bank Leasing and Finance, Inc., to The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to
           Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.19 Agreement of Purchase and Sale of Cupertino City Center One between Cigna Property and Casualty Insurance Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.20 Agreement for Purchase and Sale and Escrow Instructions of 10201 Torre Avenue, Cupertino, CA. (Incorporated by reference to Exhibit
           10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.21 Agreement for Purchase and Sale and Escrow Instructions, as amended, dated as of May 31, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.22 Loan Agreement dated as of October 18, 1996, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.23 Construction Agency Agreement dated as of March 3, 1997, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit 10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.24 Symantec - CC5 Office Building and Parking Structure, as amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.25 Office building lease dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)

10.26 Office building lease dated as of February 27, 1991, between the Registrant and Kim Camp No. VII regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)

10.27 Office building lease dated as of April 19, 1995, between the Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)

10.28 Office building lease, as amended, dated as of December 1, 1995 between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)

10.29 Form of Indemnity Agreement with Officers and Directors. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)

10.30* Full Recourse Promissory Note and Pledge Agreement between the Company and Gordon E. Eubanks, Jr. (Incorporated by reference to
           Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

10.31* Form of Promissory Note and Pledge Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

10.32* Form of Housing Assistance Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)

10.33 Note Purchase Agreement, dated April 2, 1993, among Symantec Corporation, Morgan Guaranty Trust Company of New York, as Trustee,
           J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit
           10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

10.34* The Registrant's Section 401(k) Plan, as amended. (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

10.35* Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

10.36 Assignment of Copyright and Other Intellectual Property Rights. (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)

10.37* Employment and Consulting Agreement among Symantec Corporation, Symantec Acquisition Corp. and Charles M. Boesenberg. (Incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report of Form 10-K for the year ended April 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

10.38* Stock Option Grant between the Company and Charles Boesenberg. (Incorporated by reference to Exhibit 10.29 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

10.39 Authorized Distributor Agreement between Symantec Corporation and Ingram Micro, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

10.40 Authorized Distributor Agreement between Symantec Corporation and Merisel Americas, Inc. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

10.41* Employment and Non-competition Agreement between Symantec Corporation and Dennis Bennie. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)

10.42 Combination Agreement between Symantec Corporation and Delrina Corporation dated July 5, 1995. (Incorporated by reference to Exhibit
           10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10.43 Asset Purchase Agreement dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 2.01 filed with the Registrant's Current Report of Form 8-K filed September 26, 1996.)

10.44 Asset Purchase Agreement, as amended, dated as of March 28, 1998, by and between Delrina and JetForm.

----------------
* Indicates a management contract or compensatory plan or arrangement.

10.45 Asset Purchase Agreement, as amended, dated as of March 27, 1997 by and between Hewlett-Packard Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.46 Master agreement, dated May 18, 1998, between International Business Machines Corporation and Symantec Corporation. (Confidential treatment has been requested with respect to portions of this exhibit.)

10.47 Class action complaint filed by the law firm of Milberg Weiss Bershad Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit
           10.35 filed with the Registrant's Annual Report of Form 10-K for the year ended March 31, 1996.)

21.01      Subsidiaries of the Registrant.

23.01      Consent of Ernst & Young LLP, Independent Auditors.

27.01      Financial Data Schedule for the Year Ended March 31, 1996 (restated)

27.02      Financial Data Schedule for the Year Ended March 31, 1997 (restated)

27.03      Financial Data Schedule for the Year Ended March 31, 1998

(b)     Reports on Form 8-K:

        None

(c)     Exhibits:

        The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d)     Financial Statement Schedules:

        The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a)2, as set forth on page 58.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      Page
                                                                                      ----
Report of Ernst & Young LLP, Independent Auditors...............................       35

Consolidated Balance Sheets as of March 31, 1998 and 1997.......................       36

Consolidated Statements of Operations for the years ended March 31, 1998, 1997
and 1996 .......................................................................       37

Consolidated Statements of Stockholders' Equity for the years ended March 31,
1998, 1997 and 1996.............................................................       38

Consolidated Statements of Cash Flow for the years ended March 31, 1998, 1997
and 1996 .......................................................................       39

Summary of Significant Accounting Policies......................................       40

Notes to Consolidated Financial Statements......................................       43

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP

San Jose, California
April 30, 1998, except for Note 17, as to which the date is May 19, 1998.

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                March 31,
                                                                         -----------------------
(In thousands)                                                             1998           1997
                                                                         ---------     ---------
ASSETS

Current assets:
    Cash and short-term investments                                      $ 225,883     $ 160,082
    Trade accounts receivable                                               65,158        45,375
    Inventories                                                              3,175         4,476
    Deferred income taxes                                                   19,677        12,823
    Other                                                                   14,646        13,166
                                                                         ---------     ---------
      Total current assets                                                 328,539       235,922
Long-term investments                                                       34,258            --
Restricted investments                                                      59,370        47,448
Equipment and leasehold improvements                                        50,030        51,610
Other                                                                        4,263         4,418
                                                                         ---------     ---------
                                                                         $ 476,460     $ 339,398
                                                                         =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $  34,171     $  30,328
    Accrued compensation and benefits                                       21,332        16,241
    Other accrued expenses                                                  64,532        51,508
    Income taxes payable                                                    24,634         8,276
    Current portion of convertible subordinated debentures                   8,333            --
                                                                         ---------     ---------
      Total current liabilities                                            153,002       106,353
Convertible subordinated debentures and other                                5,951        15,066
Commitments and contingencies
  Stockholders' equity:
    Preferred stock (authorized: 1,000; issued and outstanding: none)           --            --
    Common stock (authorized: 100,000; issued and outstanding: 57,109
      and 55,427 shares)                                                       571           554
    Capital in excess of par value                                         311,106       291,548
    Notes receivable from stockholders                                        (144)         (144)
    Cumulative translation adjustment                                      (12,716)       (7,580)
    Retained earnings (deficit)                                             18,690       (66,399)
                                                                         ---------     ---------
      Total stockholders' equity                                           317,507       217,979
                                                                         ---------     ---------
                                                                         $ 476,460     $ 339,398
                                                                         =========     =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended March 31,
                                                                -------------------------------------
(In thousands, except net income (loss) per share)                 1998          1997          1996
                                                                ---------     ---------     ---------
Net revenues                                                    $ 578,361     $ 472,183     $ 445,432
Cost of revenues                                                   87,431        93,544       108,975
                                                                ---------     ---------     ---------
    Gross margin                                                  490,930       378,639       336,457
Operating expenses:
    Research and development                                       91,332        88,924        94,672
    Sales and marketing                                           261,190       220,811       229,703
    General and administrative                                     38,063        34,030        32,744
    Acquisition, restructuring and
        other expenses                                                 --         8,585        27,617
                                                                ---------     ---------     ---------
        Total operating expenses                                  390,585       352,350       384,736
                                                                ---------     ---------     ---------
Operating income (loss)                                           100,345        26,289       (48,279)
    Interest income                                                13,160         7,182         7,512
    Interest expense                                               (1,218)       (1,402)       (1,495)
    Other income (expense), net                                      (190)       (1,691)       (2,130)
                                                                ---------     ---------     ---------
Income (loss) before income taxes                                 112,097        30,378       (44,392)
    Provision (benefit) for income taxes                           27,008         4,340        (4,609)
                                                                ---------     ---------     ---------
Net income (loss)                                               $  85,089     $  26,038     $ (39,783)
                                                                =========     =========     =========

Net income (loss) per share - basic                             $    1.52     $    0.48     $   (0.76)
                                                                =========     =========     =========
Net income (loss) per share - diluted                           $    1.42     $    0.47     $   (0.76)
                                                                =========     =========     =========

Shares used to compute net income (loss) per share - basic         56,097        54,705        52,664
                                                                =========     =========     =========
Shares used to compute net income (loss) per share - diluted       60,281        55,407        52,664
                                                                =========     =========     =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Notes
                                                       Capital in    Receivable    Cumulative    Retained       Total
                                          Common       Excess of       from       Translation    Earnings    Stockholders'
(In thousands)                             Stock       Par Value    Stockholders   Adjustment    (Deficit)      Equity
                                         ---------     ---------     ---------     ---------     ---------     ---------
Balances, March 31, 1995                 $     508     $ 248,766     $    (144)    $  (7,213)    $ (57,043)    $ 184,874
  Net loss                                      --            --            --            --       (39,783)      (39,783)
  Delrina net loss for the quarter
    ended June 30, 1995                         --            --            --            --         4,834         4,834
  Issued common stock:
    2,021 shares under stock plans
      and other                                 20        21,101            --            --            --        21,121
    833 shares from conversion of
      convertible debentures                     8         9,641            --            --            --         9,649
  Translation adjustment                        --            --            --          (378)           --          (378)
                                         ---------     ---------     ---------     ---------     ---------     ---------
Balances, March 31, 1996                       536       279,508          (144)       (7,591)      (91,992)      180,317
  Net income                                    --            --            --            --        26,038        26,038
  Acquisition of Fast Track:
    Issued 600 shares of common stock            6            (5)           --            --            --             1
    Acquired company's accumulated
      deficit                                   --            --            --            --          (445)         (445)
  Issued common stock:
    1,191 shares under stock plans
      and other                                 12        12,045            --            --            --        12,057
  Translation adjustment                        --            --            --            11            --            11
                                         ---------     ---------     ---------     ---------     ---------     ---------
Balances, March 31, 1997                       554       291,548          (144)       (7,580)      (66,399)      217,979
  Net income                                    --            --            --            --        85,089        85,089
  Issued common stock:
    2,622 shares under stock plans
      and other                                 26        33,179            --            --            --        33,205
    60 shares from conversion of
      convertible debentures                     1           715            --            --            --           716
  Repurchase 1,000 shares of
    common stock                               (10)      (21,336)           --            --            --       (21,346)
  Income tax benefit related to stock
    options                                     --         7,000            --            --            --         7,000
  Translation adjustment                        --            --            --        (5,136)           --        (5,136)
                                         ---------     ---------     ---------     ---------     ---------     ---------
Balances, March 31, 1998                 $     571     $ 311,106     $    (144)    $ (12,716)    $  18,690     $ 317,507
                                         =========     =========     =========     =========     =========     =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                              Year Ended March 31,
                                                                     -------------------------------------
(In thousands)                                                          1998          1997          1996
                                                                     ---------     ---------     ---------
OPERATING ACTIVITIES:
  Net income (loss)                                                  $  85,089     $  26,038     $ (39,783)
  Delrina net loss for the quarter ended June 30, 1995                      --            --         4,834
  Acquired company's accumulated deficit                                    --          (445)           --
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements                                            25,231        22,770        19,717
    Amortization and write-off of capitalized software costs             1,466        10,477        19,141
    Write-off of equipment and leasehold improvements                    1,225         4,010         3,403
    Deferred income taxes                                               (6,915)           21          (989)
    Net change in assets and liabilities:
      Trade accounts receivable                                        (22,873)       11,621        19,137
      Inventories                                                        1,040         3,432         1,450
      Other current assets                                              (1,839)        1,304        (6,461)
      Capitalized software costs                                            --        (7,656)       (3,286)
      Other assets                                                        (556)        2,720         2,465
      Accounts payable                                                   5,568         7,373        (2,368)
      Accrued compensation and benefits                                  5,371         1,502         1,313
      Accrued other expenses                                            14,018         6,182        (8,786)
      Income taxes payable                                              17,051         5,031         1,211
      Income tax benefit from stock options                              7,000            --            --
                                                                     ---------     ---------     ---------
Net cash provided by operating activities                              130,876        94,380        10,998
                                                                     ---------     ---------     ---------

INVESTING ACTIVITIES:
  Capital expenditures                                                 (26,339)      (27,195)      (35,767)
  Purchased intangibles                                                   (948)         (698)         (461)
  Purchases of marketable securities                                  (230,891)     (180,000)     (154,500)
  Proceeds from sales of marketable securities                         174,087       203,098       168,681
  Purchases of long-term, restricted investments                       (11,922)      (47,448)           --
                                                                     ---------     ---------     ---------

Net cash used in investing activities                                  (96,013)      (52,243)      (22,047)
                                                                     ---------     ---------     ---------

FINANCING ACTIVITIES:
  Repurchase of Company's common stock                                 (21,346)           --            --
  Net proceeds from sales of common stock and other                     33,108        11,703        20,295
                                                                     ---------     ---------     ---------

Net cash provided by financing activities                               11,762        11,703        20,295
                                                                     ---------     ---------     ---------

Effect of exchange rate fluctuations on cash and cash equivalents       (3,370)          141         2,339
Increase in cash and cash equivalents                                   43,255        53,981        11,585
Beginning cash and cash equivalents                                     95,758        41,777        30,192
                                                                     ---------     ---------     ---------
Ending cash and cash equivalents                                     $ 139,013     $  95,758     $  41,777
                                                                     =========     =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (net of refunds) during the year                   $   6,037     $     392     $     906
Interest paid on convertible subordinated debentures and
  long-term obligations                                              $   1,150     $   1,182     $   1,299

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

Symantec Corporation ("Symantec" or the "Company") develops, markets and supports utility software for business and personal computing. Symantec's products are currently organized into the following three business units:
Security and Assistance; Remote Productivity Solutions; and Internet Tools, Royalties and Other. Customers consist primarily of individual users, corporations, higher education institutions and government agencies, which are mainly located in North America, Europe, Asia/Pacific, Latin America and South America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

During fiscal year 1998, no companies were acquired by Symantec. During fiscal 1997 and 1996, Symantec acquired Delrina Corporation ("Delrina") and Fast Track, Inc. ("Fast Track") in transactions accounted for as poolings of interests. All financial information of has been restated to reflect the combined operations of Symantec. The results of operations of Fast Track were not material to Symantec's consolidated financial statements, and therefore, amounts prior to the year of acquisition were not combined with Symantec's financial statements.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1998, 1997 and 1996 reflect amounts as of and for the periods ended April 3, 1998, March 28, 1997 and March 29, 1996, respectively. The fiscal year ending on April 3, 1998 is comprised of a 53-week period.

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

Revenue Recognition

Symantec recognizes revenue upon shipment when no significant vendor obligations remain and collection of the receivable, net of provisions for estimated future returns, is probable. Symantec offers the right of return of its products under various programs. The Company estimates and maintains reserves for product returns.

Revenues related to significant post-contract support agreements (generally product maintenance agreements) are deferred and recognized over the period of the agreements. The estimated cost of providing insignificant post-contract support (generally telephone support) is accrued at the time of the sale and is included in sales and marketing expense.

Royalty revenues are recognized as earned unless collection of such revenues is not assured. When collection is not assured, revenues are recognized as payments are received.

Cash Equivalents, Investments and Restricted Investments

Symantec considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's cash equivalents, short-term investments, long-term investments and restricted investments are classified as available-for-sale as of the balance sheet date. These securities are reported at fair market value and any unrealized gains and losses are included in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based upon the specific identification method.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Derivative Financial Instruments

Symantec utilizes natural hedging to mitigate the Company's foreign currency exposures and hedges certain residual exposures through the use of one-month foreign exchange forward contracts. The Company enters into foreign exchange forward contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. Gains and losses on the contracts are included in other income (loss) in the period as gains and losses on the underlying transactions are recognized and generally offset. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods.

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

Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Net Income (Loss) Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Accounting for Earnings Per Share," ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Accordingly, prior period net income
(loss) per share have been restated in accordance with SFAS 128.

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares during the periods. Diluted earnings per share includes the assumed conversion of all of the outstanding convertible subordinated debentures, if dilutive in the period.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term and long-term investments, restricted investments and trade accounts receivable. The Company's investment portfolio is diversified and consists of investment grade securities. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in the Company's trade accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. The Company generally does not require collateral and maintains reserves for potential credit losses and such losses have been within management's expectations.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," applicable for the fiscal year beginning April 1, 1996, did not have a material affect on the Company's consolidated financial condition or results of operations.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements and is required to be adopted by Symantec beginning in fiscal 1999. Symantec is evaluating the potential impact of this accounting pronouncement on required disclosures. The Company anticipates that its unrealized gain and loss on investments and cumulative translation adjustment balances will be included as components of comprehensive income.

Additionally, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. SFAS 131 will be effective for Symantec for fiscal 1999 year-end and will apply to both annual and interim financial reporting subsequent to this date. Symantec is evaluating the potential impact of these accounting pronouncements on required disclosures. SFAS 131 is not expected to have a material impact on the financial condition or results of operations of the Company.

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for Symantec's transactions entered into subsequent to April 3, 1998. AcSEC is currently deliberating the potential permanent deferral of certain provisions of SOP 97-2.

The Company does not believe that the implementation of SOP 97-2 and SOP 98-4 will have a material adverse affect on expected revenues or earnings. However, in the event subsequent interpretations are contrary to the Company's revenue accounting practices, the Company believes it can change its current business practices to comply with this guidance and avoid any material adverse affect on reported revenues and earnings. There can be no assurance this will be the case.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income (loss). All financial information has been restated to conform to this presentation.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BALANCE SHEET INFORMATION


                                                                          March 31,
                                                                  -----------------------
(In thousands)                                                      1998          1997
                                                                  ---------     ---------
Cash, cash equivalents and short-term investments:
  Cash                                                            $  28,236     $  33,755
  Cash equivalents                                                  110,777        62,003
  Short-term investments                                             86,870        64,324
                                                                  ---------     ---------
                                                                  $ 225,883     $ 160,082
                                                                  =========     =========
Trade accounts receivable:
  Receivables                                                     $  69,574     $  49,675
  Less: allowance for doubtful accounts                              (4,416)       (4,300)
                                                                  ---------     ---------
                                                                  $  65,158     $  45,375
                                                                  =========     =========
Inventories:
  Raw materials                                                   $   1,091     $   1,736
  Finished goods                                                      2,084         2,740
                                                                  ---------     ---------
                                                                  $   3,175     $   4,476
                                                                  =========     =========
Equipment and leasehold improvements:
  Computer hardware and software                                  $ 107,724     $  91,533
  Office furniture and equipment                                     29,407        27,706
  Leasehold improvements                                             21,038        17,697
                                                                  ---------     ---------
                                                                    158,169       136,936
  Less: accumulated depreciation and amortization                  (108,139)      (85,326)
                                                                  ---------     ---------
                                                                  $  50,030     $  51,610
                                                                  =========     =========
Other assets:
  Purchased product rights                                        $   1,358     $     591
  Capitalized software costs                                          2,414         2,465
  Less: accumulated amortization of purchased product rights           (563)          (55)
  Less: accumulated amortization of capitalized software costs       (1,739)         (964)
  Other assets                                                        2,793         2,381
                                                                  ---------     ---------
                                                                  $   4,263     $   4,418
                                                                  =========     =========
Other accrued expenses:
  Deferred revenue                                                $  25,537     $  11,550
  Marketing development funds                                        12,815        12,529
  Other                                                              26,180        27,429
                                                                  ---------     ---------
                                                                  $  64,532     $  51,508
                                                                  =========     =========


NOTE 2.  INCOME STATEMENT INFORMATION


                                                                Year Ended March 31,
                                                           -----------------------------
 (In thousands)                                             1998       1997       1996
                                                           -------    -------    -------
Technical support costs included in sales and marketing    $38,582    $35,111    $34,487
Advertising expense                                        $46,814    $39,147    $43,015


Technical support costs included in sales and marketing relate to the estimated cost of providing insignificant post-contract support (generally telephone support) that is accrued at the time of product sale.

Advertising expenditures are charged to operations as incurred except for certain direct mail campaigns which are deferred and amortized over the expected period of benefit. Deferred advertising costs have not been material in all periods presented.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  BUSINESS COMBINATIONS AND PURCHASED PRODUCT RIGHTS

During the three fiscal years ended March 31, 1998, Symantec completed acquisitions of the following companies:


                                                                     Shares of        Acquired
                                                                     Symantec          Company
                                                                       Common            Stock
                                                                         Stock         Options
Companies Acquired                           Date Acquired              Issued         Assumed
------------------                           -------------              ------         -------
Fast Track, Inc. ("Fast Track")              May 28, 1996              600,000              --
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

Both acquisitions were accounted for as poolings of interests. In connection with the acquisitions of the companies listed above, Symantec incurred significant acquisition expenses (See Note 13 of Notes to Consolidated Financial Statements). Due to differing year ends of Symantec and Delrina, financial information for dissimilar fiscal year ends was combined. Delrina's fiscal year ended June 30, 1995 was combined with Symantec's fiscal year ended March 31, 1995. Accordingly, Delrina's results of operations for the quarter ended June 30, 1995 were duplicated in the combined statements of operations for fiscal 1996 and 1995 and accordingly, Delrina's net loss for the quarter ended June 30, 1995 was credited to stockholder's equity. Delrina reported net revenues of $19.8 million and a net loss of $4.8 million in the quarter ended June 30, 1995. The results of operations of Fast Track were not material to Symantec's consolidated financial statements, and therefore, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies.


NOTE 4.  CAPITALIZED SOFTWARE

In fiscal 1998, capitalization of certain software development costs in accordance with Statement of Financial Accounting Standards No. 86 did not materially affect the Company. Amortization expense for capitalized software development costs was approximately $0.8 million in fiscal 1998.

In fiscal 1997, Symantec capitalized approximately $7.7 million of software development costs, primarily related to network administration technology, which was sold to Hewlett-Packard in March 1997, resulting in the write off of approximately $7.0 million of unamortized costs during the fourth quarter of fiscal 1997 (See Note 12 of Notes to Consolidated Financial Statements). Amortization expense for capitalized software development costs was approximately $2.9 million in fiscal 1997.

Prior to fiscal 1997, capitalization of certain software development costs in accordance with Statement of Financial Accounting Standards No. 86 did not materially affect the Company, except for amounts capitalized by Delrina prior to its acquisition by Symantec in fiscal 1996. The related amortization expense was approximately $5.6 million in fiscal 1996.


NOTE 5.  CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Available-For-Sale Investments and Trading Investments

All cash equivalents, short-term investments, long-term investments and restricted investments have been classified as available-for-sale securities. During fiscal 1998, the Company maintained a trading asset portfolio to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The trading assets, which consist of marketable equity securities and have a fair value of approximately $0.2 million, have been included in the available-for-sale tabular disclosure, due to immateriality.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As of March 31, 1998 and 1997, the estimated fair value of the cash equivalents, short-term investments and long-term investments consisted of the following:


Cash equivalents, short and long-term investments         1998        1997
                                                        --------    --------
(In thousands)
Money market funds                                      $ 15,685    $  2,598
Corporate securities                                     161,848      69,326
Bank securities and deposits                              41,655      20,755
US government and government sponsored securities         12,717      33,648
                                                        --------    --------
    Total available-for-sale and trading investments    $231,905    $126,327
                                                        ========    ========


The estimated fair value of marketable securities by contractual maturity as of March 31, 1998 are as follows:


Cash equivalents, short and long-term investments                         1998
                                                                        --------
(In thousands)
Due in one year or less                                                 $197,647
Due after one year through three years                                    18,685
Due after three years                                                     15,573
                                                                        --------
                                                                        $231,905
                                                                        ========



Fair values of cash equivalents, short-term investments and long-term investments and trading assets approximate cost due to one or more of the following: the short-term maturities of the investments, absence of changes in underlying interest rates and/or the absence of changes in security credit ratings.

As of March 31, 1998 and 1997, the estimated fair value of the restricted investments consisted of the following:


Restricted Investments                                        1998        1997
                                                            -------      -------
(In thousands)
Money market funds                                          $    --      $     6
US government and government sponsored securities            59,370       47,442
                                                            -------      -------
                                                            $59,370      $47,448
                                                            =======      =======


The estimated fair value of restricted marketable securities by contractual maturity as of March 31, 1998 are as follows:


Restricted Investments                                                     1998
                                                                         -------
(In thousands)
Due in one year or less                                                  $54,334
Due after one year through three years                                     5,036
                                                                         -------
                                                                         $59,370
                                                                         =======



The Company's available-for-sale restricted investments relate to certain collateral requirements for lease agreements associated with Symantec's corporate facilities in Cupertino, California. Fair values of the restricted investments approximate cost due to one or more of the following: the short-term maturities of the investments, absence of changes in underlying interest rates and/or the absence of changes in security credit ratings.

Unrealized gains (losses) on all available-for-sale securities are reported as a component of stockholders' equity and are not material.

During the period covered by the financial statements, the Company has not used any derivative instrument for trading purposes. Symantec utilizes some natural hedging to mitigate the Company's foreign currency exposures and the Company hedges certain residual exposures through the use of one-month foreign exchange forward contracts. The Company enters into foreign exchange forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain balance sheet positions. The fair value of foreign

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

exchange forward contracts are based on quoted market prices. At March 31, 1998, outstanding forward exchange contracts had a notional amount of approximately $47.5 million, all of which mature in 35 days or less. The net liability of forward contracts was a notional amount of approximately $47.5 million at March 31, 1998. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods and the minimal fluctuations in foreign currency exchange rates. The Company does not hedge its translation risk.


NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

On April 2, 1993, the Company issued convertible subordinated debentures totaling $25.0 million. The debentures bear interest at 7.75% payable semiannually and are convertible into Symantec common stock at $12 per share at the option of the investor. The debentures are due in three equal annual installments beginning in 1999 and are redeemable at the option of the investors in the event of a change in control of Symantec or the sale of all or substantially all of the assets of the Company. Symantec, at its option, may redeem the notes at any time with 30 to 60 days notice; however, the Company could incur a prepayment penalty for early redemption. The holders are entitled to certain registration rights relating to the shares of common stock resulting from the conversion of the debentures. The Company reserved 2,083,333 shares of common stock to be issued upon conversion of these debentures. The debentures limit the payment of cash dividends and the repurchase of capital stock to a total of $10.0 million plus 25% of cumulative net income subsequent to April 2, 1993.

On April 26, 1995, convertible subordinated debentures totaling $10.0 million were converted into 833,333 shares of Symantec common stock, leaving 1,250,000 shares of common stock reserved for future conversion as of March 31, 1997.

During October 1997, convertible subordinated debentures totaling $0.7 million were converted into 59,666 shares of Symantec common stock, leaving 1,190,334 shares of common stock reserved for future conversions as of March 31, 1998.

The estimated fair value of the $14.3 million convertible subordinated debentures was approximately $32.8 million at March 31, 1998. The estimated fair value was based on the total shares of common stock reserved for issuance upon conversion of the debentures at the closing price of the Company's common stock at March 31, 1998, which exceeded the conversion price of $12 per share, plus accrued interest.


NOTE 7.  LINE OF CREDIT

The Company recently renewed its $10.0 million bank line of credit to expire in May 2000. The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate (8.50% at March 31, 1998), the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or LIBOR plus 1.25%, at the Company's discretion. The line of credit requires bank approval for the payment of cash dividends. Borrowings under this line are unsecured and are subject to the Company maintaining certain financial ratios and profits. The Company was in compliance with the line of credit covenants as of March 31, 1998. At March 31, 1998, there was less than $1 million of standby letters of credit outstanding under this line of credit. There were no borrowings outstanding under this line at March 31, 1998.


NOTE 8.  COMMITMENTS

Symantec leases all of its facilities and certain equipment under operating leases that expire at various dates through 2026. The Company currently subleases some space under various operating leases which will expire at various dates through 2001.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The future fiscal year minimum operating lease commitments were as follows at March 31, 1998:


(In thousands)
1999                                                    $  16,841
2000                                                       15,305
2001                                                       12,086
2002                                                        8,672
2003                                                        8,169
Thereafter                                                 21,288
                                                        ---------
Operating lease commitments                                82,361
Sublease income                                            (3,890)
                                                        ---------
Net operating lease commitments                         $  78,471
                                                        =========


Rent expense charged to operations totaled approximately $14.1 million, $12.4 million and $11.3 million for the years ended March 31, 1998, 1997 and 1996, respectively.

In fiscal 1997, Symantec entered into lease agreements for two existing office buildings, land and one office building currently under construction in Cupertino, California. Lease payments are based on the three-month LIBOR in effect at the beginning of each fiscal quarter. Symantec has the right to acquire the related properties at any time during the seven-year lease period. If at the end of the lease term Symantec does not renew the lease, purchase the property under lease or arrange a third party purchase, then the Company will be obligated to the lessor for a guaranteed residual amount equal to a specified percentage of the lessor's purchase price of the property. Symantec would also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount. The guaranteed residual payment on the lease agreements for the two existing office buildings totals approximately $38.4 million. The guaranteed residual payment on the lease agreements for the land and office building under construction was approximately $19.4 million at March 31, 1998 and will increase to approximately $31.7 million at the completion of the construction during fiscal year 1999. As security against these guaranteed residual payments, Symantec is required to maintain a corresponding investment in U.S. Treasury securities with maturities not to exceed three years. Symantec is restricted in its use of these investments per the terms of the lease agreement. At March 31, 1998, the investments total approximately $59.4 million and are classified as non-current restricted investments within the financial statements.

The Company currently occupies a portion of these office buildings and has assumed the right to sub-lease income provided by the other tenants. The sub-lease agreements have terms expiring in August 1999 through February 2001.


NOTE 9.  INCOME TAXES

The components of the provision (benefit) for income taxes were as follows:


                                                  Year Ended March 31,
                                       ----------------------------------------
(In thousands)                           1998            1997            1996
                                       --------        --------        --------
 Current:
      Federal                          $ 13,615        $    514        $ (5,882)
      State                               4,879             302             130
      International                      15,368           3,472           2,149
                                       --------        --------        --------
                                         33,862           4,288          (3,603)
Deferred:
      Federal                            (5,788)            565          (1,006)
      State                              (2,247)            126              --
      International                       1,181            (639)             --
                                       --------        --------        --------
                                         (6,854)             52          (1,006)
                                       --------        --------        --------
                                       $ 27,008        $  4,340        $ (4,609)
                                       ========        ========        ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The difference between the Company's effective income tax rate and the federal statutory income tax rate as a percentage of income (loss) before income taxes was as follows:


                                                             Year Ended March 31,
                                                          ------------------------
                                                          1998      1997      1996
                                                          ----      ----      ----
Federal statutory rate                                    35.0%     35.0%    (35.0)%
State taxes, net of federal benefit                        1.5       2.9       0.3
Non-deductible acquisition expenses                         --        --       6.8
Impact of international operations                        (4.0)     (9.2)       --
Losses for which no benefit is currently recognizable       --        --      16.9
Benefit of pre-acquisition losses of acquired entities   (10.1)    (16.5)       --
Other, net                                                 1.7       2.1       0.7
                                                          ----      ----      ----
                                                          24.1%     14.3%    (10.3)%
                                                          ====      ====      ====


The principal components of deferred tax assets were as follows:


                                                                March 31,
                                                         ---------------------
(In thousands)                                             1998         1997
                                                         --------     --------
Tax credit carryforwards                                 $  6,821     $  9,158
Net operating loss carryforwards                            3,161        7,969
Inventory valuation accounts                                2,806        2,327
Other reserves and accruals not
  currently tax deductible                                 12,828        8,570
Accrued compensation and benefits                           3,512        2,392
Deferred revenue                                            4,155       10,187
Sales incentive programs                                    5,555        5,005
Allowance for doubtful accounts                             1,365          984
Acquired software                                           1,139        2,613
Accrued acquisition, restructuring and other expenses         931        1,077
Other                                                       2,599        2,868
                                                         --------     --------
                                                           44,872       53,150
Valuation allowance                                       (25,195)     (40,327)
                                                         --------     --------
                                                         $ 19,677     $ 12,823
                                                         ========     ========

Realization of the $19.7 million of net deferred tax asset that is reflected in the financial statements is dependent upon the Company's ability to generate sufficient future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. earnings.

Approximately $23.3 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized. The remaining $1.8 million of the valuation allowance represents net operating loss and tax credit carryforwards of various acquired companies that are limited by separate return limitations and under the "change of ownership" rules of Internal Revenue Code Section 382. The change in the valuation allowance for the years ended March 31, 1998, 1997 and 1996 was a net decrease of $15.1 million and $5.4 million, and a net increase of $14.8 million, respectively.

Pretax income (loss) from international operations was approximately $65.0 million, $24.9 million and $(4.1) million for the years ended March 31, 1998, 1997 and 1996, respectively.

At March 31, 1998, the Company had tax credit carryforwards of approximately $7.0 million that expire in fiscal 1999 through 2013.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10.  EMPLOYEE BENEFITS

401(k) Plan

Symantec maintains a salary deferral 401(k) plan for all of its domestic employees. The plan allows employees to contribute up to 15% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Symantec matches 100% of the first $500 of employees' contributions and then 50% of the employee's contribution up to 6% of the employees' eligible compensation. Company contributions under the plan were $2.2 million, $2.0 million and $1.5 million for the years ended March 31, 1998, 1997 and 1996, respectively.

Employee Stock Purchase Plan

In October 1989, the Company established the 1989 Employee Stock Purchase Plan and a total of 3.4 million shares of common stock have been reserved for issuance under this plan. Subject to certain limitations, Company employees may purchase, through payroll deductions of 2 to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 1998, approximately 2.4 million shares had been issued and 1.0 million shares remain to be issued under the Employee Stock Purchase Plan.

Stock Award Plans

During fiscal 1996, the Company registered 400,000 shares to be issued under the terms of the 1994 Patent Incentive Plan. The purpose of this plan is to increase awareness of the importance of patents to the Company's business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to the Company. The Company's executive officers are not eligible for awards under the 1994 Patent Incentive Plan. As of March 31, 1998, approximately 16,000 shares had been issued under this plan.

In March 1998, the Board of Directors approved the terms of the 1998 Star Award Bonus Plan, under which the Company may grant up to 5,000 shares of common stock to employees who perform exceptionally in a given quarter. Directors and executive officers are not eligible to receive awards under this plan. Stock awards under this plan are recorded as compensation expense at the time of issuance. The Board of Directors reserved 20,000 shares of common stock for issuance under this plan. As of March 31, 1998, no shares had been issued under this plan.

Stock Option Plans

The Company maintains stock option plans pursuant to which an aggregate total of approximately 20.1 million shares of Common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to the Company (or of any parent, subsidiary or affiliate of the Company as the Board of Directors or committee may determine). The purpose of these plans are to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a four-year period.

On May 14, 1996, Symantec stockholders approved the 1996 Equity Incentive Plan (the "96 Plan") which superseded the 1988 Option Plan (the "88 Plan") and made available approximately 2.7 million shares. On September 25, 1996, stockholders approved an amendment to the 96 Plan to make available for issuance up to approximately 1.3 million additional shares representing the number of options previously granted pursuant to the 88 Plan that had expired, were canceled or were unexercisable for any reason without having been exercised in full. On September 18, 1997, stockholders approved an amendment to increase the number of shares reserved for issuance by approximately 2.6 million to 6.7 million shares.

During March 1996, the Board of Directors authorized the Company to offer to each employee with stock options having an exercise price greater than $13.10 (the "Old Options") the opportunity to cancel the affected grants and receive a new grant for the same number of shares dated March 4, 1996 (the "New Options"). On the date of grant, the New Options had an exercise price equal to $13.10 and a stock price of $12.63. Under the terms of this stock option cancellation and regrant, all options began vesting as of the new grant date and no portion of any regranted options were exercisable until March 4, 1997. Options representing a total of approximately 2.3 million shares of common stock were canceled and regranted. The weighted average fair value of these New Options was $14.79.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The President and Chief Executive Officer, the then Executive Vice President, Worldwide Operations and Chief Financial Officer, the majority of the then members of the Executive Staff, and all members of the Board of Directors elected to exclude themselves from this stock option cancellation and regrant.

Stock option and warrant activity was as follows:


                                                                          Weighted
                                                                           Average
                                                       Number              Exercise
(In thousands, except exercise price per share)       of Shares             Price
                                                      ---------           ---------
Outstanding at March 31, 1995                             8,989           $   14.36
Granted                                                   5,990               16.56
Exercised                                                (1,601)              10.40
Canceled                                                 (3,660)              22.14
                                                      ---------
Outstanding at March 31, 1996                             9,718               13.43
Granted                                                   2,681               13.90
Exercised                                                  (684)               9.89
Canceled                                                 (2,673)              14.21
                                                      ---------

Outstanding at March 31, 1997                             9,042               13.61
Granted                                                   3,857               22.74
Exercised                                                (2,158)              12.73
Canceled                                                 (1,413)              15.29
                                                      ---------

Outstanding at March 31, 1998                             9,328               17.32
                                                      =========


(In thousands)                                                   March 31,
                                                          ----------------------
Balances are as follows:                                   1998            1997
                                                          ------          ------
  Authorized but unissued                                 10,785          11,901
  Available for future grants                              1,457           2,859
  Exercisable and vested                                   3,173           4,066


The following tables summarize information about options outstanding at March 31, 1998:


                                              Outstanding options         Exercisable options
                                       --------------------------------   --------------------
                                                    Weighted
                                                     average   Weighted                 Weighted
                                      Number of   contractual   average   Number of     average
                                      shares (in      life     exercise   shares (in    exercise
Range of Exercise Prices              thousands)   (in years)    price    thousands)     price
                                       --------       -----    --------   --------      ------
$1.00 - $13.10                            3,246        6.93    $  11.43      1,579      $11.25
$13.13 - $22.63                           3,252        7.87       16.13      1,454       15.83
$22.75 - $39.13                           2,830        9.56       25.44        140       28.03
                                       --------                           --------
                                          9,328        8.06       17.32      3,173       14.09
                                       ========                           ========


These options will expire if not exercised by specific dates ranging from April 1998 to March 2008. Prices for options exercised during the three-year period ended March 31, 1998 ranged from $0.07 to $25.25.

Pro Forma Information

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal years 1997 and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:


                                            Employee                     Employee Stock
                                          Stock Options                  Purchase Plan
                                ------------------------------  ------------------------------
Range of Exercise Prices            1998       1997       1996      1998       1997       1996
                                --------   --------   --------  --------   --------   --------
Expected life (years)               4.84       4.34       4.34      0.50       0.50       0.50
Expected volatility                 0.61       0.63       0.74      0.55       0.74       0.60
Risk free interest rate             5.4%       6.7%       6.0%      5.2%       5.4%       5.4%


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

The weighted-average estimated fair values of employee stock options for fiscal year 1998 and 1997 were $13.44 and $7.81 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan during fiscal year 1998 and 1997 were $14.71 and $7.74, respectively.

For purposes of pro forma disclosures, the estimated fair values of the options is amortized to expense over the options' vesting period (for employee stock options) and the six-month purchase period (for stock purchases under the Employee Stock Purchase Plan). The Company's pro forma information is as follows:


                                                                  Year Ended March 31,
                                                        --------------------------------------
(In thousands)                                             1998           1997          1996
                                                        ---------      ---------     ---------
Net income (loss) - Basic - Pro forma                   $  68,601      $  14,123     $ (47,015)
Net income (loss) - Diluted - Pro forma                    69,293         14,123       (47,015)
Net income (loss) per share - Basic - Pro forma              1.29           0.28         (0.89)
Net income (loss) per share - Diluted - Pro forma            1.19           0.27         (0.89)


The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000.


NOTE 11.  COMMON STOCK REPURCHASE

On April 29, 1997, the Board of Directors of Symantec authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share. Authorization to repurchase the remaining 500,000 shares has expired as of March 31, 1998.

Additionally, on November 24, 1997, the Board of Directors of Symantec authorized the repurchase of up to 500,000 shares of Symantec common stock. As of December 4, 1997 management completed the repurchase of 500,000 shares at prices ranging from $25.25 to $26.81 per share.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12.  SALE OF PRODUCT RIGHTS

During September 1996, Symantec sold its electronic forms software products and related tangible assets to JetForm for approximately $100.0 million, payable over four years in quarterly installments through the June 2000 quarter. During February 1998, the purchase agreement was amended to accelerate certain quarterly payments during the remaining payment term in exchange for a reduction in the total sale price to approximately $92.5 million. JetForm has the option to tender payment in either cash or in registered JetForm common stock, within a contractually defined quantity threshold. Due to the uncertainty regarding the ultimate collectibility of these installments, Symantec is recognizing the related revenue as payments are due and collectibility is assured from JetForm. Symantec recognized revenue of approximately $24.1 million and $18.3 million from JetForm during fiscal 1998 and 1997, respectively.

In March 1997, Symantec sold the software products and related tangible assets of its Networking Business Unit to Hewlett-Packard, resulting in the receipt of approximately $1.0 million of revenue and a $2.0 million research and development reimbursement in fiscal 1997. Additionally, a two-year quarterly royalty payment stream, not to exceed a present value of $27.0 million as of March 1997, commenced beginning in fiscal 1998, which is solely contingent on future sales of certain Hewlett-Packard products. Due to the uncertainty regarding the amounts upon which these royalties will be determined, Symantec is recognizing these amounts as they are reported by Hewlett-Packard. Symantec recognized royalty revenue of approximately $21.5 million from Hewlett-Packard during fiscal 1998.

In connection with the sale to Hewlett-Packard, during fiscal 1997, Symantec wrote off approximately $7.0 million of unamortized software development costs and approximately $0.6 million of unamortized purchased product rights, as well as incurred approximately $2.0 million of legal, accounting and other costs associated with the transaction.


NOTE 13.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consist of the following:


                                                                   Year Ended March 31,
                                                             ---------------------------------
(In thousands)                                                 1998         1997        1996
                                                             ---------    --------    --------
Centralization and restructuring expenses                    $      --    $  3,185    $     --
Write off of acquired in-process research and
  development costs                                                 --       3,050          --
Write off of equity investment                                      --       1,750          --
Fast Track, Inc. acquisition                                        --         600          --
Delrina acquisition                                                 --          --      22,000
Loss on sale of Time Line Solutions Corporation assets              --          --       2,653
Relocation of certain research and development activities           --          --       2,229
Central Point acquisition                                           --          --      (2,300)
Legal fees and expenses                                             --          --       2,000
Other                                                               --          --       1,035
                                                             ---------    --------    --------
Total acquisition, restructuring and other expenses          $      --    $  8,585    $ 27,617
                                                             =========    ========    ========


During fiscal 1997, Symantec recorded a $1.8 million charge in connection with the write-off of an equity investment in a privately held company and a $3.1 million charge for the write off of certain in-process research and development costs acquired by the Company. Additionally, during fiscal 1997, the Company recorded a charge of $3.2 million, which included $2.4 million for personnel severance and outplacement charges, for costs related to the restructuring of certain domestic and international sales and research and development operations, settlement of a lawsuit and other expenses. The restructuring plans were substantially completed during fiscal 1997. Symantec recorded total acquisition charges of $0.6 million in the quarter ended June 30, 1996 in connection with the acquisition of Fast Track, Inc.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In connection with the acquisition of Delrina (See Note 3 to Notes to Consolidated Financial Statements) in fiscal 1996, Symantec recorded total acquisition charges of $22.0 million, which included $8.8 million for legal, accounting and financial advisory services, $6.4 million for the elimination of duplicative and excess facilities and equipment, $3.7 million for personnel severance and outplacement expenses and $3.1 million for the consolidation and discontinuance of certain operational activities and other acquisition-related expenses.

During fiscal 1996, Symantec sold the assets of Time Line Solutions Corporation, a wholly-owned subsidiary, to a group comprised of Time Line Solution Corporation's management and incurred a $2.7 million loss on the sale.

The Company incurred $2.2 million for the relocation costs of moving equipment and personnel, during fiscal 1996, as the result of the consolidation of certain research and development activities of the Company's Third Generation Language and Fourth Generation Language development groups.

During fiscal 1996, the Company recorded $2.0 million for estimated legal fees expected to be incurred in connection with a securities class action complaint filed in March 1996 and other legal expenses (See Note 15 to Consolidated Financial Statements). Symantec also expensed $1.0 million, which included a loss on the sale of certain assets and liabilities of a subsidiary and other expenses, during fiscal 1996. During fiscal 1996, the Company recognized a reduction in accrued acquisition, restructuring and other expenses of $2.3 million, as actual costs incurred were less than costs previously accrued by the Company in connection with the acquisitions of Central Point Software, Inc. and SLR Systems, Inc. in fiscal 1995.

As of March 31, 1998, total accrued cash related acquisition and restructuring expenses were $2.5 million and included $0.5 million for the elimination of duplicative and excess facilities and $2.0 million for other acquisition related expenses.


NOTE 14.  NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, "Earnings Per Share", which was required to be adopted on December 31, 1997. As a result, the Company has changed the method used to compute earnings per share and has restated all prior periods.


                                                   Year Ended March 31,
                                              --------------------------------
(In thousands, except per share data)           1998        1997         1996
                                              --------    --------    --------
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss)                             $ 85,089    $ 26,038    $(39,783)
                                              ========    ========    ========
Weighted average number of common
    shares outstanding during the period        56,097      54,705      52,664
                                              ========    ========    ========
Basic net income (loss) per share             $   1.52    $   0.48    $  (0.76)
                                              ========    ========    ========

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss)                             $ 85,089    $ 26,038    $(39,783)
Interest on convertible subordinated
    debentures, net of income tax effect           692          --          --
                                              --------    --------    --------
Net income (loss), as adjusted                $ 85,781    $ 26,038    $(39,783)
                                              ========    ========    ========
Weighted average number of common
    shares outstanding during the period        56,097      54,705      52,664
Shares issuable from assumed exercise
    of options                                   2,964         702          --
Shares issuable from assumed conversion
    of convertible subordinated debentures       1,220          --          --
                                              --------    --------    --------
Total shares for purpose of calculating
    diluted net income (loss) per share         60,281      55,407      52,664
                                              ========    ========    ========
Diluted net income (loss) per share           $   1.42    $   0.47    $  (0.76)
                                              ========    ========    ========


For the twelve months ended March 31, 1997, 1,250,000 shares of convertible subordinated debentures and $708,000 of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 15.  LITIGATION

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 13, 1997, following Symantec's motions directed to previous complaints. On January 7, 1997, the same plaintiffs filed a complaint in federal court based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. The court dismissed that complaint, and plaintiffs served an amended complaint in April 1998. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints.

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. ("Network Associates"), in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec had demonstrated a likelihood of success on the merits of certain copyright claims, and issued a preliminary injunction (i) prohibiting Network Associates from infringing Symantec's rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has Symantec code, (ii) requiring Network Associates to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code, and (iii) requiring Network Associates to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery process. On April 1, 1998, Symantec amended its complaint to add claims for misappropriation of trade secrets, RICO (Racketeer Influenced and Corrupt Organizations Act) and related claims based on additional evidence uncovered in the litigation. Symantec continues to investigate the extent to which Network Associates may have misappropriated Symantec's intellectual property, and plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

On May 13, 1997, Trend Micro Incorporated ("Trend") filed a lawsuit in the United States District Court, Northern District of California, against Symantec Corporation and Network Associates, alleging patent infringement. Trend claims that Norton AntiVirus for Internet E-mail Gateways and Norton AntiVirus for Firewalls infringe a patent owned by Trend. The lawsuit was settled on April 6, 1998, on terms that were not material to Symantec.

On August 22, 1997, Network Associates filed a lawsuit against Symantec in the Superior Court of the State of California, County of Santa Clara, alleging defamation, trade libel, unfair competition and unjust enrichment. The complaint alleged that damages to Network Associates could approximate $1 billion. Network Associates dismissed the lawsuit on or about December 30, 1997. The court awarded Symantec costs and attorneys' fees in connection with this matter on April 10, 1998.

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

On February 4, 1998, CyberMedia, Inc., filed a lawsuit in the United States District Court for the Northern District of California against Symantec Corporation, ZebraSoft Inc., and others, alleging that Symantec Norton Uninstall Deluxe infringes CyberMedia's copyright, and asserting related state law claims. The suit requests damages, injunctive relief, costs and attorneys fees. In May 1998, CyberMedia filed a motion seeking an order prohibiting sale or development of the challenged code. A hearing is set for mid-July. Symantec believes this claim has no merit and intends to defend the action vigorously.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On February 19, 1998, a class action complaint was filed by the Milberg, Weiss, Bershad, Hynes & Lerach law firm in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998 by an Oregon law firm. The complaints purport to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act arising from the alleged inability of earlier versions of Norton AntiVirus(R) to function properly after the year 2000. The complaints seek unspecified damages and injunctive relief. Symantec believes that these actions have no merit and intends to defend itself vigorously.

In connection with the May 1998 technology licensing agreement with IBM (see
Note 17. Subsequent Event), previously asserted claims of patent infringement asserted by IBM with respect to certain of the Company's products were resolved. The terms of resolution were not material.

Over the past few years, it has become common for software companies, including Symantec, to receive claims of patent infringement. Symantec is currently evaluating claims of patent infringement asserted by several parties, with respect to certain of the Company's products. While the Company believes that it has valid defenses to these claims, there can be no assurance that the outcome of any related litigation or negotiation would not have a material adverse impact on the Company's future results of operations or cash flows.

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial condition of the Company, although it is not possible to estimate the possible loss or losses from each of these cases. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. The Company has accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.


NOTE 16.  SEGMENT INFORMATION

Symantec operates in the microcomputer software industry business segment. The Company markets its products in North America and international countries primarily through retail and distribution channels.

INFORMATION BY GEOGRAPHIC AREA


                                               Year Ended March 31,
                                       -------------------------------------
(In thousands)                           1998          1997           1996
                                       ---------     ---------     ---------
Net revenues:
    U.S. operations:
      North American customers         $ 392,224     $ 334,210     $ 303,280
      International customers             11,882         6,451        16,609
      Intercompany                            52            79         6,015
                                       ---------     ---------     ---------
                                         404,158       340,740       325,904
    Other international operations:
      Customers                          174,255       131,522       125,543
      Intercompany                         1,380           745        11,387
                                       ---------     ---------     ---------
                                         175,635       132,267       136,930
    Eliminations                          (1,432)         (824)      (17,402)
                                       ---------     ---------     ---------
                                       $ 578,361     $ 472,183     $ 445,432
                                       =========     =========     =========

Operating income (loss):
    U.S. operations                    $  69,200     $  11,415     $ (58,296)
    International operations              29,649        12,931         8,201
    Eliminations                           1,496         1,943         1,816
                                       ---------     ---------     ---------
                                       $ 100,345     $  26,289     $ (48,279)
                                       =========     =========     =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                         March 31,
                                          --------------------------------------
(In thousands)                              1998           1997           1996
                                          --------       --------       --------
Identifiable assets:
    U.S. operations                       $389,174       $281,748       $234,155
    International operations                87,286         57,650         48,519
                                          --------       --------       --------
                                          $476,460       $339,398       $282,674
                                          ========       ========       ========


Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions. "U.S. operations" include sales to customers in the United States and exports of finished goods directly to international customers, primarily in Canada. Exports and international OEM transactions are primarily denominated in U.S. dollars. "Other international operations" primarily include export sales from the Irish manufacturing subsidiary to European and Asia/Pacific customers. International revenues, which include net revenues from other international operations and exports made by U.S. operations, were 32%, 29% and 32% of total revenue for fiscal 1998, 1997 and 1996, respectively.

SIGNIFICANT CUSTOMERS

The following customers accounted for more than 10% of net revenues during fiscal 1998, 1997 and 1996:


                                                       Year Ended March 31,
                                               ---------------------------------
                                               1998            1997         1996
                                               ----            ----         ----
Ingram Micro, Inc.                              33%             27%          27%
Tech Data Corp.                                 11               *            *
Merisel                                         10               *           10

*       Amount is less than 10%.


NOTE 17.  SUBSEQUENT EVENT

On May 19, 1998, IBM and Symantec Corporation entered into an agreement whereby Symantec will license IBM's immune system technology and patents. Symantec will combine this technology with its own technology to produce a range of products, including new solutions to support IBM platforms. As part of the agreement, IBM has also assigned its existing anti-virus customer and OEM contracts to Symantec and will recommend Norton AntiVirus to its corporate customers worldwide as the anti-virus solution of choice. In addition, IBM and Symantec intend to sell and market the Norton AntiVirus product line worldwide. Symantec will pay IBM $16 million in cash, plus future royalties and assume obligations of approximately $3 million in connection with this technology acquisition. Symantec expects to record a charge of approximately $16 million for in-process research and development acquired from IBM in the June 1998 quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SYMANTEC CORPORATION
                                           (Registrant)

                                     By    /s/ Gordon E. Eubanks, Jr.
                                        -------------------------------
                                             (Gordon E. Eubanks, Jr.,
                                               President and Chief
                                                Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


           Signature                                Title                     Date
           ---------                                -----                     ----
CHIEF EXECUTIVE OFFICER:


  /s/ Gordon E. Eubanks, Jr.                President, Chief Executive       June 5, 1998
------------------------------------
        (Gordon E. Eubanks, Jr.)            Officer and Director

CHIEF FINANCIAL OFFICER:


  /s/ Howard A. Bain III                    Vice President,                  June 5, 1998
------------------------------------
        (Howard A. Bain III)                Worldwide Operations and
                                            Chief Financial Officer
CHIEF ACCOUNTING OFFICER:


  /s/ Ronald W. Kisling                     Vice President Controller and    June 5, 1998
------------------------------------
        (Ronald W. Kisling)                 Chief Accounting Officer

DIRECTORS:

  /s/ Carl D. Carman                        Chairman of the Board            June 5, 1998
------------------------------------
        (Carl D. Carman)


  /s/ Tania Amochaev                        Director                         June 5, 1998
------------------------------------
        (Tania Amochaev)


  /s/ Charles M. Boesenberg                 Director                         June 5, 1998
------------------------------------
        (Charles M. Boesenberg)


  /s/ Walter W. Bregman                     Director                         June 5, 1998
------------------------------------
        (Walter W. Bregman)


  /s/ Robert R. B. Dykes                    Director                         June 5, 1998
------------------------------------
        (Robert R. B. Dykes)


  /s/ Robert S. Miller                      Director                         June 5, 1998
------------------------------------
        (Robert S. Miller)

                                                                     SCHEDULE II

                              SYMANTEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                     Balance at     Charged to                   Balance at
                                      Beginning     Costs and                       End
                                      of Period      Expenses     Deductions     of Period
                                       -------       -------       -------        -------
Allowance for doubtful accounts:
    Year ended March 31, 1996          $ 4,852       $   903       $  (739)       $ 5,016
    Year ended March 31, 1997            5,016         1,599        (2,315)         4,300
    Year ended March 31, 1998            4,300         1,036          (920)         4,416

                              Symantec Corporation
                                   Form 10-K
                    For the Fiscal Year Ended April 3, 1998


                                 Exhibit Index

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

4.02 Amendment No. One to Registration Rights Agreement. (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

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

10.11* Symantec Corporation 1996 Equity Incentive Plan, as amended. (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-39175) filed October 31, 1997.)

10.12* Symantec Corporation Deferred Compensation Plan dated as of November 7, 1996. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.13 Participation Agreement dated as of October 18, 1996, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
           10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.14 Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.15 Master Lease and Deed of Trust, as amended, dated as of October 18, 1996 between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

--------------------
* Indicates a management contract or compensatory plan or arrangement.

10.16 Guaranty dated as of October 18, 1996, made by Symantec Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
           10.05 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.17 Pledge Agreement dated as of October 18, 1996, made by Symantec Corporation, in favor of Sumitomo Bank, Limited, San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit 10.06 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)

10.18 Assignment of Lease and Rent, as amended, dated as of October 18, 1996, from Sumitomo Bank Leasing and Finance, Inc., to The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to
           Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.19 Agreement of Purchase and Sale of Cupertino City Center One between Cigna Property and Casualty Insurance Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.20 Agreement for Purchase and Sale and Escrow Instructions of 10201 Torre Avenue, Cupertino, CA. (Incorporated by reference to Exhibit
           10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.21 Agreement for Purchase and Sale and Escrow Instructions, as amended, dated as of May 31, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.22 Loan Agreement dated as of October 18, 1996, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.23 Construction Agency Agreement dated as of March 3, 1997, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit 10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.24 Symantec - CC5 Office Building and Parking Structure, as amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.25 Office building lease dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)

10.26 Office building lease dated as of February 27, 1991, between the Registrant and Kim Camp No. VII regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)

10.27 Office building lease dated as of April 19, 1995, between the Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)

10.28 Office building lease, as amended, dated as of December 1, 1995 between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)

10.29 Form of Indemnity Agreement with Officers and Directors. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)

10.30* Full Recourse Promissory Note and Pledge Agreement between the Company and Gordon E. Eubanks, Jr. (Incorporated by reference to
           Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

10.31* Form of Promissory Note and Pledge Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

10.32* Form of Housing Assistance Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)

10.33 Note Purchase Agreement, dated April 2, 1993, among Symantec Corporation, Morgan Guaranty Trust Company of New York, as Trustee,
           J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit
           10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

10.34* The Registrant's Section 401(k) Plan, as amended. (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

10.35* Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

10.36 Assignment of Copyright and Other Intellectual Property Rights. (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)

10.37* Employment and Consulting Agreement among Symantec Corporation, Symantec Acquisition Corp. and Charles M. Boesenberg. (Incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report of Form 10-K for the year ended April 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

10.38* Stock Option Grant between the Company and Charles Boesenberg. (Incorporated by reference to Exhibit 10.29 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)

10.39 Authorized Distributor Agreement between Symantec Corporation and Ingram Micro, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

10.40 Authorized Distributor Agreement between Symantec Corporation and Merisel Americas, Inc. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)

10.41* Employment and Non-competition Agreement between Symantec Corporation and Dennis Bennie. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)

10.42 Combination Agreement between Symantec Corporation and Delrina Corporation dated July 5, 1995. (Incorporated by reference to Exhibit
           10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)

10.43 Asset Purchase Agreement dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 2.01 filed with the Registrant's Current Report of Form 8-K filed September 26, 1996.)

10.44 Asset Purchase Agreement, as amended, dated as of March 28, 1998, by and between Delrina and JetForm.

--------------------
* Indicates a management contract or compensatory plan or arrangement.

10.45 Asset Purchase Agreement, as amended, dated as of March 27, 1997 by and between Hewlett-Packard Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.46 Master agreement, dated May 18, 1998, between International Business Machines Corporation and Symantec Corporation. (Confidential treatment has been granted with respect to portions of this exhibit.)

10.47 Class action complaint filed by the law firm of Milberg Weiss Bershad Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit
           10.35 filed with the Registrant's Annual Report of Form 10-K for the year ended March 31, 1996.)

21.01      Subsidiaries of the Registrant.

23.01      Consent of Ernst & Young LLP, Independent Auditors.

27.01      Financial Data Schedule for the Year Ended March 31, 1996 (restated)

27.02      Financial Data Schedule for the Year Ended March 31, 1997 (restated)

27.03      Financial Data Schedule for the Year Ended March 31, 1998


(b) Reports on Form 8-K:

    None

(c) Exhibits:

    The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d) Financial Statement Schedules:

    The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a)2, as set forth on page 58.