Form 10-Q
period 1998-07-03
SYMANTEC CORP
filed 1998-08-11
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1998.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

                         COMMISSION FILE NUMBER 0-17781

--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              77-0181864
State or other jurisdiction of                                (I.R.S. employer
incorporation or organization)                               identification no.)

10201 TORRE AVENUE, CUPERTINO, CALIFORNIA                        95014-2132
 Address of principal executive offices)                         (zip code)

Registrant's telephone number, including area code:            (408) 253-9600

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

                               YES [X]     NO [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 2,383,686 shares of Delrina exchangeable stock, as of July 31, 1998:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                        57,418,197 SHARES

================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                       QUARTERLY PERIOD ENDED JULY 3, 1998
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements
          Consolidated Balance Sheets
              as of June 30, 1998 and March 31, 1998......................    3
          Consolidated Statements of Operations
              for the three months ended June 30, 1998 and 1997...........    4
          Consolidated Statements of Cash Flow
              for the three months ended June 30, 1998 and 1997...........    5
          Notes to Consolidated Financial Statements......................    6
Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   13
Item 3.   Quantitative and Qualitative Disclosures about Market Risk......   25

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   26
Item 6.   Exhibits and Reports on Form 8-K................................   26
Signatures................................................................   27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                             June 30,       March 31,
(In thousands)                                                                 1998           1998
                                                                            ---------       ---------
ASSETS                                                                     (unaudited)
Current assets:
     Cash and short-term investments                                        $ 211,742       $ 225,883
     Trade accounts receivable                                                 62,072          65,158
     Inventories                                                                3,586           3,175
     Deferred income taxes                                                     23,401          19,677
     Other                                                                     11,682          14,646
                                                                            ---------       ---------
       Total current assets                                                   312,483         328,539
Long-term investments                                                          38,739          34,258
Restricted investments                                                         63,186          59,370
Equipment and leasehold improvements                                           50,721          50,030
Capitalized software                                                           15,377           1,470
Other                                                                           5,743           2,793
                                                                            ---------       ---------
                                                                            $ 486,249       $ 476,460
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $  35,227       $  34,171
     Accrued compensation and benefits                                         18,819          21,332
     Other accrued expenses                                                    73,368          64,532
     Income taxes payable                                                      18,484          24,634
     Current portion of convertible subordinated debentures                     8,333           8,333
                                                                            ---------       ---------
       Total current liabilities                                              154,231         153,002
Convertible subordinated debentures and other                                   5,951           5,951
Long-term obligations                                                           8,000              --
                                                                            ---------       ---------
       Total long-term liabilities                                             13,951           5,951
Commitments and contingencies
Stockholders' equity:
     Preferred stock (authorized: 1,000; issued and outstanding: none)             --              --
     Common stock (authorized: 100,000; issued and outstanding: 57,864
       and 57,109 shares)                                                         579             571
     Capital in excess of par value                                           320,811         310,949
     Notes receivable from stockholders                                          (144)           (144)
     Retained earnings                                                         13,377          18,690
     Accumulated other comprehensive income (loss)                            (16,556)        (12,559)
                                                                            ---------       ---------
       Total stockholders' equity                                             318,067         317,507
                                                                            ---------       ---------
                                                                            $ 486,249       $ 476,460
                                                                            =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                                     June 30,
                                                                            -------------------------
(In thousands, except per share data; unaudited)                              1998             1997
---------------------------------------------------                         ---------       ---------
Net revenues                                                                $ 153,091       $ 135,016
Cost of revenues                                                               20,332          20,920
                                                                            ---------       ---------
     Gross margin                                                             132,759         114,096
Operating expenses:
     Research and development                                                  24,979          21,581
     Sales and marketing                                                       69,843          61,655
     General and administrative                                                 9,181           9,034
     Acquired in-process research and development                              29,273            --
     Litigation judgment                                                        5,825            --
                                                                            ---------       ---------

     Total operating expenses                                                 139,101          92,270
                                                                            ---------       ---------
Operating income (loss)                                                        (6,342)         21,826

     Interest income                                                            4,489           2,907
     Interest expense                                                            (331)           (257)
     Other income (expense), net                                                2,602            (404)
                                                                            ---------       ---------
Income before income taxes                                                        418          24,072
     Provision for income taxes                                                 5,731           5,537
                                                                            ---------       ---------
Net income (loss)                                                           $  (5,313)      $  18,535
                                                                            =========       =========

Net income (loss) per share - basic                                         $   (0.09)      $    0.33
                                                                            =========       =========
Net income (loss) per share - diluted                                       $   (0.09)      $    0.32
                                                                            =========       =========

Shares used to compute net income (loss) per share - basic                     57,422          55,458
                                                                            =========       =========
Shares used to compute net income (loss) per share - diluted                   57,422          58,375
                                                                            =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                               Three Months Ended
                                                                                     June 30,
                                                                            -------------------------
(In thousands, unaudited)                                                     1998             1997
-------------------------                                                   ---------       ---------
Operating Activities:
   Net income (loss)                                                        $  (5,313)      $  18,535
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and
       leasehold improvements                                                   6,427           6,057
     Amortization and write-off of capitalized software costs                     692             316
     Amortization of goodwill                                                      49              --
     Write-off of acquired in-process research and development                 29,273              --
     Write-off of equipment and leasehold improvements                              6           1,069
     Deferred income taxes                                                     (3,770)             41
     Net change in assets and liabilities, excluding effects
      of acquisitions:
       Trade accounts receivable                                                3,570           6,788
       Inventories                                                               (385)          1,139
       Other current assets                                                     4,175          (1,408)
       Capitalized software costs                                                  --              (6)
       Other assets                                                                13            (522)
       Accounts payable                                                         1,047             561
       Accrued compensation and benefits                                       (2,467)          1,089
       Other accrued expenses                                                   4,611             997
       Income taxes payable                                                    (6,047)          2,501
                                                                            ---------       ---------
Net cash provided by operating activities                                      31,881          37,157
                                                                            ---------       ---------

Investing Activities:
   Capital expenditures                                                        (7,206)         (6,996)
   Purchased intangibles                                                         (376)           (258)
   Purchase of certain assets from IBM                                         (8,000)             --
   Purchase of certain assets from Binary Research Limited                    (27,500)             --
   Purchases of marketable securities                                         (84,225)        (51,500)
   Proceeds from sales of marketable securities                                79,942          40,264
   Purchases of long-term, restricted investments                              (3,816)         (2,843)
                                                                            ---------       ---------

Net cash used in investing activities                                         (51,181)        (21,333)
                                                                            ---------       ---------

Financing Activities:
   Repurchase of common stock                                                      --          (8,373)
   Net proceeds from sales of common stock and other                            9,821           8,658
                                                                            ---------       ---------

Net cash provided by financing activities                                       9,821             285
                                                                            ---------       ---------

Effect of exchange rate fluctuations on cash and cash equivalents              (4,464)           (155)
Increase (decrease) in cash and cash equivalents                              (13,943)         15,954
Beginning cash and cash equivalents                                           139,013          95,758
                                                                            ---------       ---------
Ending cash and cash equivalents                                            $ 125,070       $ 111,712
                                                                            =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 1. BASIS OF PRESENTATION

During the June 1998 quarter, the Company acquired certain assets of International Business Machines ("IBM") and Binary Research Limited ("Binary") (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q.) The results of operations from the date of the acquisition of Binary have been included in Symantec's results of operations for the June 1998 quarter.

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statements of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and was effective for Symantec's transactions beginning with the June 30, 1998 quarter. AcSEC is currently deliberating the potential permanent deferral of certain provisions of SOP 97-2.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 1998, March 31, 1998 and June 30, 1997 reflect amounts as of and for the periods ended July 3, 1998, April 3, 1998 and July 4, 1997, respectively. The June 30, 1998 quarter comprised 13 weeks of activity, while the comparable prior year period comprised 14 weeks.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2. BALANCE SHEET INFORMATION

                                                                            June 30,        March 31,
(In thousands)                                                                1998            1998
--------------                                                              ---------       ---------
                                                                           (unaudited)
Cash, cash equivalents and short-term investments:
   Cash                                                                     $  40,355       $  28,236
   Cash equivalents                                                            84,715         110,777
   Short-term investments                                                      86,672          86,870
                                                                            ---------       ---------
                                                                            $ 211,742       $ 225,883
                                                                            =========       =========
Trade accounts receivable:
   Receivables                                                              $  66,489       $  69,574
   Less: allowance for doubtful accounts                                       (4,417)         (4,416)
                                                                            ---------       ---------
                                                                            $  62,072       $  65,158
                                                                            =========       =========
Inventories:
   Raw materials                                                            $   1,654       $   1,091
   Finished goods                                                               1,932           2,084
                                                                            ---------       ---------
                                                                            $   3,586       $   3,175
                                                                            =========       =========
Equipment and leasehold improvements:
   Computer hardware and software                                           $ 113,312       $ 107,724
   Office furniture and equipment                                              30,114          29,407
   Leasehold improvements                                                      21,541          21,038
                                                                            ---------       ---------
                                                                              164,967         158,169
   Less: accumulated depreciation and amortization                           (114,246)       (108,139)
                                                                            ---------       ---------
                                                                            $  50,721       $  50,030
                                                                            =========       =========
Capitalized software:
   Purchased product rights and technologies                                $  15,958       $   1,358
   Capitalized software costs                                                   2,391           2,414
   Less: accumulated amortization of purchased product rights                  (1,067)           (563)
   Less: accumulated amortization of capitalized software costs                (1,905)         (1,739)
                                                                            ---------       ---------
                                                                            $  15,377       $   1,470
                                                                            =========       =========

Other assets:
   Goodwill, net                                                            $   2,901       $    --
   Other                                                                        2,842           2,793
                                                                            ---------       ---------
                                                                            $   5,743       $   2,793
                                                                            =========       =========
Other accrued expenses:
   Deferred revenue                                                         $  27,800       $  25,537
   Marketing development funds                                                 13,150          12,815
   Other                                                                       32,418          26,180
                                                                            ---------       ---------
                                                                            $  73,368       $  64,532
                                                                            =========       =========

Accumulated other comprehensive income (loss):
   Unrealized gain on available-for-sale investments                        $     108       $     157
   Cumulative translation adjustment                                          (16,664)        (12,716)
                                                                            ---------       ---------
                                                                            $ (16,556)      $ (12,559)
                                                                            =========       =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 3. NET INCOME (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was required to be adopted by Symantec for the fiscal period ending December 31, 1997. As a result, the Company has changed the method used to compute earnings per share and has restated all prior periods.

                                                                              Three Months Ended
                                                                                    June 30,
                                                                            -----------------------
(In thousands, except per share data; unaudited)                              1998            1997
------------------------------------------------                            --------       --------
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss)                                                           $ (5,313)      $ 18,535
                                                                            ========       ========

Weighted average number of common
     shares outstanding during the period                                     57,422         55,458
                                                                            ========       ========

Basic net income (loss) per share                                           $  (0.09)      $   0.33
                                                                            ========       ========

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss)                                                           $ (5,313)      $ 18,535
Interest on convertible subordinated
     debentures, net of income tax effect                                         --            177
                                                                            --------       --------
Net income (loss), as adjusted                                              $ (5,313)      $ 18,712
                                                                            ========       ========

Weighted average number of common
     shares outstanding during the period                                     57,422         55,458
Shares issuable from assumed exercise
     of options                                                                   --          1,667
Shares issuable from assumed conversion
     of convertible subordinated debentures                                       --          1,250
                                                                            --------       --------

Total shares for purpose of calculating
     diluted net income (loss) per share                                      57,422         58,375
                                                                            ========       ========

Diluted net income (loss) per share                                         $  (0.09)      $   0.32
                                                                            ========       ========

For the three months ended June 30, 1998, 1,190,000 shares of convertible subordinated debentures, options to purchase 2,738,000 shares and $169,000 of interest expense were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4. COMPREHENSIVE INCOME (LOSS)

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," for the quarter ended June 30, 1998. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components; however, it has no impact on the Company's net income or stockholders' equity. The components of comprehensive income, net of tax, are as follows:

                                                                                  Three Months Ended
                                                                                        June 30,
                                                                                -----------------------
(In thousands, unaudited)                                                         1998           1997
-------------------------                                                       --------       --------

Net income (loss)                                                               $ (5,313)      $ 18,535
Other comprehensive income (loss):
     Add:  change in unrealized gain (loss) on available-for-sale
       investments, net of a tax provision (benefit) of ($16) and $4                 (33)            13
     Less:  reclassification adjustment for gains (losses) included in
       net income (loss), net of a tax provision (benefit) of $83 and $0             177           --
     Add:  change in cumulative translation adjustment (CTA),
       net of a tax provision (benefit) of ($1,264) and ($12.)                    (2,684)           (41)
     Less:  reclassification adjustment for CTA included in net income
       (loss), net of a tax provision (benefit) of $604 and $0                     1,284           --
                                                                                --------       --------
Total other comprehensive (loss)                                                  (4,178)           (28)
                                                                                --------       --------
Comprehensive income (loss)                                                     $ (9,491)      $ 18,507
                                                                                ========       ========


NOTE 5. LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 13, 1997, following Symantec's demurrers directed to previous complaints. The parties are currently conducting discovery. On January 7, 1997, the same plaintiffs filed a complaint in the United States District Court, Northern District of California, based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. The district court dismissed that complaint, and plaintiffs served an amended complaint in April 1998. Symantec's motion to dismiss the new federal complaint is currently pending. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints.

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. ("Network Associates,") in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec had demonstrated a likelihood of success on the merits of certain copyright claims, and issued a preliminary injunction (i) prohibiting Network Associates from infringing Symantec's rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has Symantec code, (ii) requiring Network Associates to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code, and (iii) requiring Network Associates to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


process. On April 1, 1998, Symantec amended its complaint to add claims for misappropriation of trade secrets, RICO (Racketeer Influenced and Corrupt Organizations Act) and related claims based on additional evidence uncovered in the litigation. Following motions by Network Associates, the court dismissed Symantec's unfair competition claims regarding the copyrighted code and its RICO claims. Symantec continues to investigate the extent to which Network Associates may have misappropriated Symantec's intellectual property, and plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

On May 13, 1997, Trend Micro Incorporated ("Trend") filed a lawsuit in the United States District Court, Northern District of California, against Symantec and Network Associates, alleging patent infringement. Trend claimed that Norton AntiVirus for Internet E-mail Gateways and Norton AntiVirus for Firewalls infringe a patent owned by Trend. Symantec settled with Trend on April 6, 1998, on terms that were not material to Symantec.

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

On September 15, 1997, Hilgraeve Corporation ("Hilgraeve") filed a lawsuit in the United States District Court, Eastern District of Michigan, against Symantec, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit requests damages, injunctive relief and costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

On February 4, 1998, CyberMedia, Inc. ("CyberMedia,") filed a lawsuit in the United States District Court, Northern District of California, against Symantec, ZebraSoft Inc., and others, alleging that Symantec Norton Uninstall Deluxe infringes CyberMedia's copyright, and asserting related state law claims. The suit requests damages, injunctive relief, costs and attorneys fees. In May 1998, CyberMedia filed a motion seeking an order prohibiting sale or development of the challenged code. Following a hearing in mid-July, the Court requested additional briefing, and a further hearing is set for late August 1998. Subsequently, in late July 1998, Network Associates announced it had entered into an agreement to acquire CyberMedia. Symantec believes it has meritorious defenses to this claim and intends to defend the action vigorously.

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

In connection with the May 1998 asset purchase agreement with IBM (see Note 7 of Notes to Consolidated Financial Statements in this Form 10-Q,) previously asserted claims of patent infringement asserted by IBM with respect to certain of the Company's products were resolved. The terms of resolution were not material to Symantec.

In July 1998, the Ontario Court of Justice (General Division) ruled that Symantec should pay $5.8 million plus costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. Symantec inherited the case through its 1995 acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Symantec will appeal the decision. Symantec recorded a charge of $5.8 million in June 1998 representing the unaccrued portion of the judgment plus costs.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Over the past few years, it has become common for software companies, including Symantec, to receive claims of patent infringement. Symantec is currently evaluating claims of patent infringement asserted by several parties, with respect to certain of the Company's products. While the Company believes that it has valid defenses to these claims, the outcome of any related litigation or negotiation could have a material adverse impact on the Company's future results of operations or cash flows.

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously, and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial condition of the Company, although it is not possible to estimate the possible loss or losses from each of these cases. Depending, however, on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. The Company has accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

NOTE 6. STOCK REPURCHASE

On June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of Symantec's outstanding common stock before December 31, 1998. Among other purposes, the shares will be used primarily for employee stock purchase programs and option grants. The Company did not repurchase any shares during the June 1998 quarter. Subsequent to June 30, 1998 and through July 31, 1998, the Company had repurchased approximately 610,000 shares at prices ranging from $24.38 to $27.56 for an aggregate amount of approximately $16.0 million.

NOTE 7. PURCHASE OF CERTAIN IBM ASSETS

On May 19, 1998, IBM and Symantec entered into an agreement whereby Symantec licensed IBM's immune system technology and patents for $16.0 million plus certain potential future royalties. Symantec also assumed liabilities of $3.0 million and incurred additional expenses of approximately $1.3 million as part of the transaction. As of June 30, 1998, Symantec paid IBM $8.0 million in cash with the remaining $8.0 million payable in two equal installments in August 1999 and November 1999. This payable is reflected in Symantec's June 30, 1998 balance sheet as long-term obligations. As part of the agreement, IBM assigned its existing anti-virus customer and OEM contracts to Symantec. Under the transaction, Symantec recorded approximately $16.0 million for in-process research and development acquired from IBM, $3.0 million for goodwill and $1.3 million for certain prepaid research and development and other assets. Symantec also entered into a contract research and development arrangement with IBM to develop certain products in return for payments totalling $4.0 million.

NOTE 8. PURCHASE OF CERTAIN BINARY ASSETS

On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased certain assets of Binary, an Auckland, New Zealand based company, for $27.5 million plus $0.7 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $13.3 million for in-process research and development acquired from Binary and $14.2 million for capitalized software technology, with the remainder of the purchase price allocated to net tangible and other assets. The capitalized software is being amortized over a 3-year period. As of June 30, 1998, the Company incurred approximately $0.4 million of amortization expense related to this asset.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following unaudited pro forma results of operations for the periods ended June 30, 1998 and 1997 are as if the acquisition of Binary had occurred at the beginning of each quarter. The pro forma information excludes the one-time write-off of $13.3 million of in-process research and development and the tax effect of the charge and $0.4 million of capitalized software amortization and its tax effect. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of the June 1998 quarter or of future operating results.

                                                        Three Months Ended
                                                              June 30,
(In thousands, except per share data;  unaudited)        1998            1997
-------------------------------------------------     ----------      ----------
Net revenues                                          $  156,179      $  136,496
                                                      ==========      ==========
Net income                                            $    7,883      $   19,399
                                                      ==========      ==========
Basic net income per share                            $     0.14      $     0.35
                                                      ==========      ==========
Diluted net income per share                          $     0.13      $     0.34
                                                      ==========      ==========


NOTE 9. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                              Three Months Ended
                                                                    June 30,
                                                              ------------------
(In thousands; unaudited)                                             1998
-------------------------                                           --------
Binary Research Limited
     Fair value of assets acquired                                  $ 27,500
                                                                    ========
     Cash paid                                                      $ 27,500
                                                                    ========
IBM Immune System Technology and Other Assets
     Fair value of assets acquired                                  $ 20,250
                                                                    ========
     Expenses incurred                                              $  1,250
     Liabilities assumed                                            $  3,000
     Long-term obligation                                           $  8,000
     Cash paid                                                      $  8,000
                                                                    --------
          Total                                                     $ 20,250
                                                                    ========


NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 will be effective for Symantec at the beginning of the June 2000 quarter for both annual and interim reporting periods. Symantec is evaluating the potential impact of this accounting pronouncement on required disclosures and accounting practices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section "Factors That May Affect Future Results" and in the Company's annual report on Form 10-K for the year ended March 31, 1998, and may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

The use of a Web browser (running on either a PC or network computer) to access client/server systems is emerging as an alternative to the traditional desktop access through operating systems which are resident on personal computers. Should the functionality associated with such system access reduce the need for Symantec's products, the Company's future net revenues and operating results may be adversely affected.

PERSONAL COMPUTER AND HARDWARE GROWTH RATES. Fluctuations in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past, and may in the future, result in reduced revenues which would have a material adverse affect on operating results.

OPERATING SYSTEM. The release and subsequent customer acceptance of current or enhanced operating systems are particularly important events that increase the uncertainty and increase the volatility of Symantec's results. Should the Company be unable to successfully develop products in a timely manner that operate under existing or new operating systems, or should the new operating systems delay the purchase of Symantec's products, the Company's future net revenues and operating results would be materially adversely affected.

Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and has included additional product features in Windows 98, including enhanced disk repair, defragmentation, system file maintenance, ISDN support and PPTP virtual private networking, that may decrease

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


the demand for certain of the Company's products, including those currently under development. Fax capabilities were dropped from Windows 98. Microsoft may also include additional features in new versions of Windows NT that could decrease demand for certain of the Company's products intended for Windows NT, including those currently under development.

Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for certain of the Company's products, including those currently under development. Also, Symantec's competitors may license certain of their products to Microsoft and OEMs for inclusion with their operating systems, add-on products or hardware, which may also reduce the demand for certain of the Company's products.

MICROSOFT WINDOWS 98. With the introduction of Microsoft's Windows 98 operating system during the June 1998 quarter, the Company's ability to generate revenue from many of its current products, and products currently under development, could be less than anticipated in future periods due to reported incompatibilities by end-users, and people delaying the purchase of Windows 98, prior to purchasing Symantec's products. The Company believes that weak retail software sales during the June 1998 quarter compared to the March 1998 quarter were due, in part, to the release of Windows 98 at the end of the June 1998 quarter. This weakness could continue.

Symantec's stock price declined significantly within approximately 6 months after the releases of Windows 3.1 and Windows 95. While there were a variety of reasons for these declines in the stock price, there can be no assurance that a similar decline will not occur following the release of Windows 98.

CONSOLIDATION IN THE INDUSTRY. Consolidation in the software industry continues to occur, with competing companies merging or acquiring other companies, in order to capture market share or expand product lines. As this consolidation occurs, the nature of the market may change by having fewer but more dominant players in the market or by providing consumers with fewer choices. Also, certain of these companies offer a broader range of products, ranging from desktop to enterprise solutions, whereas Symantec may not have the same breadth of product and may not be able to compete effectively against certain competitors. Any or all of these changes may have a significant adverse affect on Symantec's future revenues and operating results.

DEPENDENCE ON THE INTERNET. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service, potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of certain of the Company's products, or to distribute software. Should the Company be unable to incorporate changes in the Internet environment into its business operations and product development successfully or in a timely manner, the Company's future net revenues and operating results could be adversely affected.

PRICE COMPETITION. Price competition is often intense in the microcomputer software market and is expected to continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase, Symantec may be required to reduce software prices and/or increase its spending on sales, marketing and research and development as a percentage of net revenues, resulting in lower profit margins. These actions may not be sufficient to offset the impact of price competition in the Company's business and net revenues, resulting in adverse impacts on revenue, income and cash flow.

Many of the Company's competitors have significantly reduced the price of their products, especially in the anti-virus market. These practices may have a material adverse impact on revenue in future periods.

INTEGRATED SUITES. In the future, Symantec and/or its competitors may provide integrated suites of products. The price of integrated suites will likely be significantly less than the total price of individual products included in these suites when such products are sold separately. As a result, there may be a negative impact to Symantec's revenue and operating income from selling integrated product suites rather than individual products, as the lower price of integrated product suites may not be offset by increases in the total volume of suites sold. Additionally, integrated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


suites may not achieve market acceptance and the Company's products may not be effective in competing with products or integrated suites either currently in the market or introduced in the future.

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

In recent quarters, a greater portion of the Company's revenues have been generated by relatively large transactions, sometimes occurring at or near the end of the quarter. Reliance on large transactions and an increase in the dollar value of transactions that occur at the end of the quarter, results in increased uncertainty relating to quarterly revenues, and increases the chances that the Company's results could diverge from the expectations of investors and analysts.

The Company operates with relatively little backlog; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be an immediate, material adverse effect on net revenues and on the Company's operating results, which would likely result in a significant and precipitous drop in the Company's stock price.

RETAIL DISTRIBUTION CHANNEL. A majority of the Company's sales, are made through the retail distribution channel, which is subject to unpredictable fluctuations in consumer demand, which declined unexpectedly during the first quarter of fiscal 1999 and had an adverse effect on the Company's results of operations for that quarter. The Company's retail distribution customers also carry the products of Symantec's competitors. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec, as well as by its competitors over which the Company has no control and which it cannot predict.

Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Certain distributors and resellers have experienced financial difficulties in the past. Two of Symantec's distributors each accounted for more than ten percent of the Company's revenues during the June 1998 quarter. Distributors that account for significant sales of the Company may experience financial difficulties in the future, which could lead to reduced sales or write-offs and could adversely affect operating results of the Company.

NEW DISTRIBUTION CHANNELS. Symantec may not be able to develop an effective method of distributing its software products utilizing each of the rapidly evolving software distribution channels, including the Internet. The presence of new channels could adversely impact existing channels and/or product pricing, which could have a material adverse impact on the Company's future revenues and profitability.

SITE LICENSES. Symantec sells volume license programs (corporate site licenses) through the distribution channel and through corporate resellers. Average site license revenue per unit is typically lower than the average revenue per unit from retail versions shipped through the retail distribution channel. Due to a possible change in channel mix, Symantec may increase unit sales under volume licensing programs in the future, which could have a material adverse impact on the operating results of the Company.

RELIANCE ON JOINT BUSINESS ARRANGEMENTS. Symantec has entered into various development or joint business arrangements for the purpose of developing new software products and enhancements to existing software products as well as for gaining presence in new markets and may continue to do so in the future. Depending on the nature of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


each such arrangement, the development, distribution, sale or marketing of the resulting product may be controlled either by Symantec or its business partner. Products resulting from joint business arrangements may not be technologically successful, may not achieve market acceptance and may not be able to compete with products either currently in the market or introduced in the future.

Symantec distributes certain of its products through value-added resellers ("VAR") and independent software vendors ("ISV") whereby Symantec's products are included with hardware products prior to sale through retail channels. These licensing agreements are generally non-exclusive and do not require the VAR or ISV to make minimum purchases. If the Company is not successful in maintaining its current relationships and securing license agreements with additional VARs and ISVs, or if the Company's VAR and ISV customers are not successful in selling their products, the Company's future net revenues and operating results may be adversely affected.

ACQUISITIONS. Symantec has completed a number of acquisitions and may acquire other companies and technology in the future. Acquisitions involve a number of special risks, including the diversion of management's attention to integrate the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the burden of presenting a unified corporate image, the integration of acquired products and of research and development and sales efforts. In addition, because the employees of acquired companies have frequently remained in their existing, geographically diverse locations, the Company has not achieved certain economies of scale that might otherwise have been realized.

Symantec typically incurs significant expenses in connection with its acquisitions, which have a significant adverse impact on the Company's profitability and financial resources. Future acquisitions may have a significant adverse impact on the Company's future profitability and financial resources.

CHANNEL FILL. The Company's pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Distributor inventories may be decreased between the date Symantec announces a new version or new product and the date of release, because distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. The impact of channel fill is somewhat mitigated by the Company's deferral of revenue associated with distributor and reseller inventories estimated to be in excess of appropriate levels; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories. While such order delays or cancellations can cause fluctuations in net revenues from one quarter to the next, the impact is substantially mitigated by the Company's deferral of revenue associated with inventories estimated to be in excess of appropriate levels in the distribution and retail channels. A material adverse impact on revenue, however, can occur.

PRODUCT RETURNS. Product returns can occur when the Company introduces upgrades and new versions of products or when distributors or retailers have excess inventories. Symantec's return policy allows its distributors, subject to certain limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors within a reasonable period from the date of purchase for a full refund, and retailers may return older versions of the Company's products. The Company estimates and maintains reserves for product returns. However, future returns could exceed the reserves established by the Company, which could have a material adverse affect on the operating results of the Company.

FOREIGN OPERATIONS. A significant portion of Symantec's revenues, manufacturing costs and operating expenses are transacted in foreign currencies. As a result, the Company's results may be materially and adversely affected by fluctuations in currency exchange rates, as well as increases in duty rates, exchange or price controls or other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


restrictions on foreign currencies. The Company expects that its non-U.S. dollar denominated sales activities may increase in the future. Continued weakness in the Asian currency markets could materially and adversely impact Symantec's revenue.

The Company's international operations are subject to certain risks common to international operations, such as government regulations, import restrictions, currency fluctuations, economic volatility, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks. Symantec utilizes natural hedging to mitigate Symantec's foreign currency transaction exposure and hedges certain residual balance sheet positions through the use of one-month forward contracts. These strategies may not continue to be effective, and the Company may not be successful in accurately forecasting transaction gains or losses.

SALES AND MARKETING. Symantec believes substantial sales and marketing efforts are essential to achieve revenue growth and to maintain and enhance Symantec's competitive position. There can be no assurance that these sales and marketing efforts will be successful.

TECHNICAL SUPPORT. Consistent with many companies in the software industry, technical support costs comprise a significant portion of the Company's operating costs and expenses. The Company's technical support levels are based, in a large part, on projections of future sales levels. Over the short term, the Company may not be able to respond to fluctuations in customer demand for support services or modify the format of the Company's support services to compete with changes in support services provided by competitors. While the Company performs extensive quality control review over its technical support services provided by corporate personnel and, to a lesser extent, over support services outsourced to third-party vendors, customer satisfaction with the services rendered may not be favorable. In the event of customer dissatisfaction, future product and upgrade sales to that customer base may be negatively impacted. Fee-based technical support services did not generate material revenues in any fiscal period presented and are not expected to generate material revenues in the near future.

UNCERTAINTY OF RESEARCH AND DEVELOPMENT EFFORTS. Symantec believes significant research and development expenditures will be necessary in order to remain competitive. While the Company performs extensive usability and beta testing of new products, any products currently being developed by Symantec may not be technologically successful, resulting products may not achieve market acceptance, and the Company's products may not be effective in competing with competitors' products either currently in the market or introduced in the future.

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

OPERATING LEVERAGE. Consistent with many companies in the software industry, employee and facility related expenditures comprise a significant portion of the Company's operating expenses. The Company's expense levels are based, in a large part, on projections of future revenue levels. Given the fixed nature of these expenses over the short term, if revenue levels fall below expectations, Symantec's operating results are likely to be significantly and adversely affected.

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

LITIGATION. Symantec is involved in a number of judicial and administrative proceedings incidental to its business. The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q.)

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


such a result could have a material adverse affect on Symantec's business, operating results and financial condition (See Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q.)

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

Most of the Company's license agreements with its customers contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on the Company's business, operating results and financial condition.

EUROCURRENCY CONVERSION. Symantec conducts business and maintains operations in Europe. Symantec will most likely be affected by the introduction of a single currency, the euro. Symantec has a taskforce in place that is reviewing the impact of this event on its systems, business and operations and expects to implement the system and business modifications necessary to be euro compliant by January 1, 1999.

It is not possible to fully assess the impact of the single currency on our European sales or whether changes being made by Symantec will be successful. As a result, changes in the European market as a result of the euro and/or Symantec's response to the euro may have an adverse impact on revenues and results from operations.

YEAR 2000 - PRODUCT LIABILITY. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products that are not the most currently released or that are not currently being developed may not be Year 2000 compliant. The Company sells some of its older product lines, which are not being actively developed and updated, and such products are also not necessarily Year 2000 compliant. Symantec is currently party to a lawsuit related to the alleged inability of pre-version 4.0 Norton AntiVirus products to function properly in respect to Year 2000. Symantec believes that this lawsuit has no merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse affect on the results of operations and financial condition of the Company, although it is not possible to estimate the possible loss. Depending, however, on the amount and timing of an unfavorable resolution of this lawsuit, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q.)

YEAR 2000 - CORPORATE SYSTEMS. The Company has recently completed a major evaluation of its applications systems and databases and is modifying or replacing portions of its hardware and associated software to enable its operational systems and networks to function properly with respect to dates leading up to January 1, 2000 and thereafter. The Company continues to evaluate system interfaces with third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. The Company expects the process of evaluating third-party Year 2000 compliance to be an ongoing process through the Year 2000. The Year 2000 project cost is expected to be less than $0.5 million. The process to ensure the Company's systems are Year 2000 compliant is expected to be significantly completed during the 1998 calendar year, with extensive testing to be conducted during 1999. The Company believes that, with its conversions to new software and modifications to existing computer hardware and software, the Year 2000 issue will not pose significant operational problems for its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


computer systems. However, if remaining modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies with which Symantec does business may not address Year 2000 problems on a timely basis, which could have an adverse effect on Symantec's systems or business transactions. As testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test fully all Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole and has not deferred any other information systems projects as a result of its focus on Year 2000 compliance issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


OVERVIEW

Symantec develops utility software for business and personal computing. Symantec's business strategy is to satisfy customer needs by developing and marketing products across multiple operating platforms that make customers productive and keep their computers safe and reliable - anywhere, anytime.

Founded in 1982, the Company has offices in the United States, Canada, Mexico, Asia, Australia, New Zealand, Europe, Africa and South America.

Symantec has a 52/53-week fiscal accounting year. The June 30, 1998 quarter closed on July 3, 1998 and comprised 13 weeks of revenue and expense activity, while the comparable prior year period comprised 14 weeks.


RESULTS OF OPERATIONS

During the June 1998 quarter, the Company acquired certain assets of International Business Machines ("IBM") and Binary Research Limited ("Binary") (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q.) The results of operations from the date of the acquisition of Binary have been included in Symantec's results of operations for the June 1998 quarter.

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                    Three Months
                                                       Ended            Percent
                                                      June 30,          Change
                                                 ----------------      in Dollar
(Unaudited)                                      1998        1997       Amounts
----------                                       ----        ----      ---------
Net revenues                                      100%        100%        13%
Cost of revenues                                   13          15         (3)
                                                 ----        ----
        Gross margin                               87          85         16
Operating expenses:
     Research and development                      16          16         16
     Sales and marketing                           46          46         13
     General and administrative                     6           7          2
     Acquired in-process research and
       development                                 19          --          *
     Litigation judgment                            4          --          *
                                                 ----        ----
       Total operating expenses                    91          69         51
                                                 ----        ----
Operating income (loss)                            (4)         16          *
Interest income                                     3           2         54
Interest expense                                   --          --         29
Other income (expense), net                         1          --          *
                                                 ----        ----
 Income before income taxes                        --          18        (98)
Provision for income taxes                          3           4          4
                                                 ----        ----
Net income (loss)                                 (3)%        14%          *
                                                 ====        ====

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET REVENUES.

Net revenues increased 13% from approximately $135 million in the June 1997 quarter to $153 million in the June 1998 quarter. Revenue growth in the June 1998 quarter compared to the June 1997 quarter occurred in each of Symantec's three business units: Security and Assistance; Remote Productivity Solutions; and Internet Tools, Royalties and Other. The increase in total revenues between the June 1998 and 1997 quarters was due primarily to increases in site license and OEM revenues from transactions that closed at the end of the quarter (See further discussion in Item 2: Factors That May Affect Future Results: Quarterly Buying Patterns.)

Revenues from retail sales were somewhat lower in the June 1998 quarter compared to the June 1997 quarter and also less than in the March 1998 quarter, primarily due to a general softness in the retail markets in the United States and Japan, which the Company attributes to the anticipated release of Windows 98, and due to intense price competition in the anti-virus market. (See further discussion in Item 2: Factors That May Affect Future Results:
Microsoft Windows 98 and Price Competition.)

BUSINESS UNITS.

The Security and Assistance business unit is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 47% and 48% of net revenues in the quarters ended June 30, 1998 and 1997, respectively. Increased net revenues for the business unit in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 were primarily related to the Ghost product (disk-cloning technology) acquired as part of the Binary agreement. In addition, Norton Antivirus revenues increased as a result of the IBM agreement.

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The Remote Productivity Solutions business unit comprised approximately 36% and 38% of the Company's net revenues for the quarters ended June 30, 1998 and 1997, respectively. Increased net revenues for the business unit in the quarter ended June 30, 1998 were primarily related to sales of Windows 95 versions of pcANYWHERE and ACT!, partially offset by a decrease in sales of WinFax Pro for Windows 95.

Internet Tools, Royalties and Other, which includes products providing an easy to use Java development environment, as well as revenue streams from the sale of certain of the Company's software product lines and technologies, and revenues from products nearing the end of their life cycles, comprised approximately 17% and 14% of the Company's net revenues in the quarters ended June 30, 1998 and 1997, respectively. The business unit's net revenues increased in the quarter ended June 30, 1998 over the quarter ended June 30, 1997 primarily due to increased product sales in Internet Tools, which included $6 million of revenue from a contract with a single customer.

Also included in Internet Tools, Royalties and Other are royalties and other revenue of approximately $16 million and $14 million recorded in the quarters ended June 30, 1998 and 1997, respectively. These royalties and other revenues primarily related to the sale of certain software products, technologies and tangible assets to JetForm Corporation ("JetForm") and the Hewlett-Packard Company ("Hewlett-Packard") during fiscal 1997. Payments from JetForm were higher in the quarter ended June 30, 1998 over the quarter ended June 30, 1997 primarily due to an amendment to the JetForm agreement revising the payment schedule. This increase in JetForm payments was partially offset by a decrease in royalties from Hewlett-Packard during the June 1998 quarter compared to the June 1997 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INTERNATIONAL. Net revenues from international sales outside of North America were $49 million and $40 million and represented 32% and 30% of total net revenues in the quarters ended June 30, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in Europe, Middle East and Africa ("EMEA"); Japan and Latin America.

Foreign exchange rate fluctuations during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 did not materially affect quarterly revenue.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software.

Gross margins increased to 87% of net revenues in the June 1998 quarter from 85% in the June 1997 quarter.

Factors contributing to an increase in gross margin percentage during the June 1998 quarter compared to the June 1997 quarter include a change in product mix favoring the Company's higher margin site license and OEM business. Gross margin was also favorably impacted by reductions in royalty expense as a result of reduced reliance on third party developers and the reversal of royalties previously accrued as a result of the license and certain asset purchase agreement reached with IBM in the June 1998 quarter (See Note 7 of Notes to Consolidated Financial Statements in this Form 10-Q.) These reductions in cost of sales were partially offset by increases in obsolescence expense, due to a large number of upgrades expected in the September and December 1998 quarters. In addition, June 1998 royalty revenues from JetForm and Hewlett-Packard, totalling $15 million, had minimal costs of revenue.

CAPITALIZED SOFTWARE. During the June 1998 quarter, Symantec capitalized approximately $14 million of software technology acquired as part of the Company's acquisition of certain assets of Binary (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q.)

Amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled $0.7 million and $0.3 million for the June 1998 and 1997 quarters, respectively. Symantec expects capitalized software amortization to increase in future periods. Symantec is expected to record approximately $1 million of capitalized software amortization per quarter, over the next 12 quarters, related to amounts capitalized as part of the acquisition of Binary.

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses remained flat as a percentage of revenue at 16% for both the June 1998 and 1997 quarters. Research and development expenses are charged to operations as incurred.

Research and development expenses increased 16% to $25 million in the June 1998 quarter from $22 million in the June 1997 quarter primarily due to growth in salaries and wages, third-party consulting fees and legal expenses related to product and copyright infringement claims. The growth in salaries and wages is partially due to the acquisition of certain assets of Binary (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q.)

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 13% from $62 million in the June 1997 quarter to $70 million in the June 1998 quarter. As a percentage of revenue, these expenses remained flat at 46% of net revenues in the June 1998 and 1997 quarters. The absolute dollar increase in sales and marketing expenses in the June 1998 quarter compared to the June 1997 quarter primarily relates to growth in salaries and wages and increased advertising expenditures for the Company's Norton Antivirus products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses totaled approximately $9 million in the June 1998 and June 1997 quarters. General and administrative expenses were 6% of net revenues during the June 1998 quarter compared to 7% of net revenues during the June 1997 quarter.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.

In-process research and development expenses were approximately $29 million in the June 1998 quarter. In connection with the acquisitions of certain assets and technologies of IBM and Binary in the June 1998 quarter, Symantec recognized in-process research and development expenses of $16 million and $13 million, respectively (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q.)

LITIGATION JUDGMENT.

Litigation judgment expenses totaled approximately $6 million in the June 1998 quarter. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by Symantec when it purchased Delrina Corporation (See Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q.)

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET.

Interest income was approximately $4 million and $3 million in the quarters ended June 30, 1998 and 1997, respectively. Interest income increased 54% in the quarter ended June 30, 1998 over the quarter ended June 30, 1997 primarily due to higher average invested cash and investment balances and due to interest income received from the Internal Revenue Service, partially offset by lower interest rates on invested cash and investments during the June 1998 quarter.

Interest expense was approximately $0.3 million in each of the quarters ended June 30, 1998 and 1997. Interest expense principally relates to Symantec's convertible subordinated debentures.

Other income (expense) was approximately $3 million and ($0.4) million in the quarters ended June 30, 1998 and 1997, respectively. Other income (expense) primarily increased due to a foreign exchange gain realized during the June 1998 quarter, as a result of the paydown of an intercompany loan and also comprised other foreign currency exchange gains and losses from fluctuations in currency exchange rates.

INCOME TAX PROVISION.

Excluding the $29 million charge for in-process research and development expenses, the effective tax rate on income before income taxes for the three months ended June 30, 1998 was 32%. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on the Company's Irish operations. The effective tax rate for the three months ended June 30, 1997 was 23%.

The tax provision for the three months ended June 30, 1998 consists of two items: a $10 million (or 32% effective tax rate) provision on income before income taxes of $30 million, which excludes a $29 million charge for in-process research and development expenses. In addition, the tax provision includes a $4 million tax benefit on the $29 million charge for in-process research and development. A valuation allowance has been established for the portion of the deferred tax asset attributable to the in-process research and development charge that is not expected to be realized within five years.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, short-term investments and long-term investments decreased $10 million to $250 million at June 30, 1998 from $260 million at March 31, 1998. This decrease was largely due to the acquisition of certain assets of Binary for $27.5 million and an $8 million payment to IBM during the quarter ended June 30, 1998 related to the acquisition of certain assets (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


In addition to cash, short-term investments and long-term investments of $250 million, the Company has $63 million of restricted investments related to collateral requirements under certain lease agreements entered into during fiscal 1997. Symantec is obligated under these lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements.

Net cash provided by operating activities was $32 million and was comprised of the Company's net loss of $5 million, offset by non-cash related expenses of $33 million and a net decrease in net assets and liabilities, excluding effects of acquisitions, of $4 million.

Net trade accounts receivable decreased $3 million to $62 million at June 30, 1998 from $65 million at March 31, 1998 primarily due to improvements in collections in each of the Company's international regions.

On June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of Symantec's outstanding common stock before December 31, 1998. Among other purposes, the shares will be used primarily for employee stock purchase programs and option grants. The Company did not repurchase any shares during the June 1998 quarter. Subsequent to June 30, 1998 and through July 31, 1998, the Company had repurchased approximately 610,000 shares at prices ranging from $24.38 to $27.56 for an aggregate amount of approximately $16.0 million.

The Company recently renewed its $10 million line of credit which expires in May 2000. The Company was in compliance with the debt covenants for this line of credit as of June 30, 1998. At June 30, 1998, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants. However, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 5 of Notes to Consolidated Financial Statements included herein on page 9 of this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

10.01 Office building lease, as amended, dated as of September 1, 1997, by and between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California.

10.02 Office building lease, as amended, dated as of December 17, 1996, by and between Delrina (Canada) Corporation, Delrina Corporation, and Sherway
        Centre Limited regarding property located in Toronto, Canada.

10.03   Office building lease, dated as of April 9, 1998 by and between Hill
        Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom.

10.04   Asset purchase agreement, dated as of June 24, 1998, among Symantec
        Corporation and its wholly owned subsidiary, Symantec Limited and Binary
        Research Ltd. and its wholly-owned subsidiary, Binary Research
        International, Inc.

10.05 Asset purchase agreement, as amended, dated as of June 29, 1998 by and between Delrina and JetForm.

27.01   Financial Data Schedule for the Three Months Ended June 30, 1998.

27.02   Financial Data Schedule for the Three Months Ended June 30, 1997
        (restated).

(b)  Reports on Form 8-K

     None


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 11, 1998                  SYMANTEC CORPORATION




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


                                          /s/  Ronald W. Kisling
                                          --------------------------------------
                                          Ronald W. Kisling
                                          Vice President Controller and Chief
                                          Accounting Officer

APPENDIX TO EXHIBITS

     Exhibits.  The following exhibits are filed as part of this Form 10-Q:


10.01 Office building lease, as amended, dated as of September 1, 1997, by and between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California.

10.02 Office building lease, as amended, dated as of December 17, 1996, by and between Delrina (Canada) Corporation, Delrina Corporation, and Sherway
        Centre Limited regarding property located in Toronto, Canada.

10.03   Office building lease, dated as of April 9, 1998 by and between Hill
        Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom.

10.04   Asset purchase agreement, dated as of June 24, 1998, among Symantec
        Corporation and its wholly owned subsidiary, Symantec Limited and Binary
        Research Ltd. and its wholly-owned subsidiary, Binary Research
        International, Inc.

10.05 Asset purchase agreement, as amended, dated as of June 29, 1998 by and between Delrina and JetForm.

27.01   Financial Data Schedule for the Three Months Ended June 30, 1998.

27.02   Financial Data Schedule for the Three Months Ended June 30, 1997
        (restated).