Form 10-Q
period 1998-10-02
SYMANTEC CORP
filed 1998-11-13
CIK 849399

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

                  FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1998.

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

                        YES  [x]              NO [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 2,118,392 shares of Delrina exchangeable stock, as of October 30, 1998:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                       55,411,446 SHARES


================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                     QUARTERLY PERIOD ENDED OCTOBER 2, 1998
                                TABLE OF CONTENTS




                                                                                                                        Page
                                                                                                                        ----

                                                PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets
                           as of September 30, 1998 and March 31, 1998.................................................    3

                  Consolidated Statements of Operations
                           for the three and six month periods ended September 30, 1998 and 1997.......................    4

                  Consolidated Statements of Cash Flow
                           for the six months ended September 30, 1998 and 1997........................................    5

                  Notes to Consolidated Financial Statements...........................................................    6

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.........................................................   17

Item 3.           Quantitative and Qualitative Disclosures about Market Risk...........................................   32

                                                  PART II. OTHER INFORMATION

Item 1.           Legal Proceedings....................................................................................   33

Item 2.           Changes in Securities and Use of Proceeds............................................................   33

Item 4.           Submission of Matters to a Vote of Security Holders..................................................   33

Item 6.           Exhibits and Reports on Form 8-K.....................................................................   34

Signatures ............................................................................................................   36

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,        March 31,
(In thousands)                                                                         1998                1998
-------------------------------------------------------------------                ------------         ---------
                                                                                   (unaudited)
ASSETS

Current assets:
         Cash and short-term investments                                            $ 175,403           $ 225,883
         Trade accounts receivable                                                     67,191              65,158
         Inventories                                                                    4,526               3,175
         Deferred income taxes                                                         23,842              19,677
         Other                                                                         13,043              14,646
                                                                                    ---------           ---------
              Total current assets                                                    284,005             328,539

Long-term investments                                                                  32,009              34,258
Restricted investments                                                                 67,036              59,370
Equipment and leasehold improvements                                                   51,992              50,030
Capitalized software                                                                   26,578               1,470
Other                                                                                   6,316               2,793
                                                                                    ---------           ---------
                                                                                    $ 467,936           $ 476,460
                                                                                    =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                           $  39,008           $  34,171
         Accrued compensation and benefits                                             19,563              21,332
         Other accrued expenses                                                        99,120              64,532
         Income taxes payable                                                           9,855              24,634
         Current portion of convertible subordinated debentures                         8,333               8,333
                                                                                    ---------           ---------
              Total current liabilities                                               175,879             153,002

Convertible subordinated debentures and other                                           5,951               5,951
Long-term obligations                                                                   5,455                  --
                                                                                    ---------           ---------
              Total long-term liabilities                                              11,406               5,951

Commitments and contingencies

Stockholders' equity:
         Preferred stock (authorized: 1,000; issued and outstanding: none)                 --                  --
         Common stock (authorized: 100,000; issued and outstanding: 56,307
              and 57,109 shares)                                                          563                 571
         Capital in excess of par value                                               301,220             310,949
         Notes receivable from stockholders                                              (144)               (144)
         Retained earnings (deficit)                                                   (2,776)             18,690
         Accumulated other comprehensive income (loss)                                (18,212)            (12,559)
                                                                                    ---------           ---------
              Total stockholders' equity                                              280,651             317,507
                                                                                    ---------           ---------

                                                                                    $ 467,936           $ 476,460
                                                                                    =========           =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                 Six Months Ended
                                                                     September 30,                      September 30,
                                                             ---------------------------         ---------------------------
(In thousands, except per share data; unaudited)               1998               1997              1998             1997
------------------------------------------------             ---------         ---------         ---------         ---------
Net revenues                                                 $ 140,061         $ 139,013         $ 293,152         $ 274,029
Cost of revenues                                                21,485            22,389            41,817            43,309
                                                             ---------         ---------         ---------         ---------
         Gross margin                                          118,576           116,624           251,335           230,720
Operating expenses:
         Research and development                               25,757            23,591            50,736            45,172
         Sales and marketing                                    70,561            61,279           140,404           122,934
         General and administrative                             10,272             9,024            19,453            18,058
         Acquired in-process research and development            5,017                --            34,290                --
         Litigation judgment                                        --                --             5,825                --
         Restructuring and other expenses                        5,105                --             5,105                --
                                                             ---------         ---------         ---------         ---------

         Total operating expenses                              116,712            93,894           255,813           186,164
                                                             ---------         ---------         ---------         ---------
Operating income (loss)                                          1,864            22,730            (4,478)           44,556

         Interest income                                         3,992             3,261             8,481             6,168
         Interest expense                                         (320)             (322)             (651)             (579)
         Other income (expense), net                              (522)            1,058             2,080               654
                                                             ---------         ---------         ---------         ---------
Income before income taxes                                       5,014            26,727             5,432            50,799
         Provision for income taxes                              2,708             6,147             8,439            11,684
                                                             ---------         ---------         ---------         ---------
Net income (loss)                                            $   2,306         $  20,580         $  (3,007)        $  39,115
                                                             =========         =========         =========         =========

Net income (loss) per share - basic                          $    0.04         $    0.37         $   (0.05)        $    0.70
                                                             =========         =========         =========         =========
Net income (loss) per share - diluted                        $    0.04         $    0.35         $   (0.05)        $    0.67
                                                             =========         =========         =========         =========

Shares used to compute net income
         (loss) per share - basic                               57,071            55,938            57,246            55,698
                                                             =========         =========         =========         =========
Shares used to compute net income
         (loss) per share - diluted                             58,762            60,008            57,246            59,192
                                                             =========         =========         =========         =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                           Six Months Ended
                                                                                            September 30,
                                                                                     ---------------------------
(In thousands; unaudited)                                                               1998              1997
-------------------------                                                            ---------         ---------
Operating Activities:
     Net income (loss)                                                               $  (3,007)        $  39,115
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization of equipment and
              leasehold improvements                                                    12,427            12,602
         Amortization and write-off of capitalized software development costs            2,186               687
         Amortization of goodwill                                                          197                --
         Write-off of acquired in-process research and development                      34,290                --
         Write-off of equipment and leasehold improvements                                   6             1,092
         Deferred income taxes                                                          (4,254)               62
         Net change in assets and liabilities, excluding effects of acquisitions:
              Trade accounts receivable                                                    584            (8,470)
              Inventories                                                               (1,072)            2,043
              Other current assets                                                       3,150              (308)
              Capitalized software development costs                                        --                (6)
              Other assets                                                                 165              (581)
              Accounts payable                                                           3,528             1,688
              Accrued compensation and benefits                                         (1,912)            4,728
              Other accrued expenses                                                    10,704             5,856
              Income taxes payable                                                     (14,465)            5,276
                                                                                     ---------         ---------
Net cash provided by operating activities                                               42,527            63,784
                                                                                     ---------         ---------

Investing Activities:
     Capital expenditures                                                              (13,362)          (14,372)
     Purchased intangibles                                                              (2,376)             (481)
     Purchase of certain assets from IBM                                                (8,000)               --
     Purchase of certain assets from Binary Research Limited                           (27,500)               --
     Purchases of marketable securities                                               (122,070)         (120,539)
     Proceeds from sales of marketable securities                                      118,101            81,580
     Purchases of long-term, restricted investments                                     (7,666)           (4,091)
                                                                                     ---------         ---------

Net cash used in investing activities                                                  (62,873)          (57,903)
                                                                                     ---------         ---------

Financing Activities:
     Repurchase of common stock                                                        (39,834)           (8,373)
     Net proceeds from sales of common stock and other                                  11,248            14,969
                                                                                     ---------         ---------

Net cash provided by (used in) financing activities                                    (28,586)            6,596
                                                                                     ---------         ---------

Effect of exchange rate fluctuations on cash and cash equivalents                       (7,766)           (1,643)
Increase (decrease) in cash and cash equivalents                                       (56,698)           10,834
Beginning cash and cash equivalents                                                    139,013            95,758
                                                                                     ---------         ---------
Ending cash and cash equivalents                                                     $  82,315         $ 106,592
                                                                                     =========         =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of September 30, 1998 and for the three and six month periods ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

During the September 1998 quarter, the Company acquired certain assets of Intel Corporation ("Intel") (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the June 1998 quarter, the Company acquired certain assets of International Business Machines ("IBM") and Binary Research Limited ("Binary") (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). The results of operations from these have been included in Symantec's results of operations since the date of acquisition.

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and were effective for Symantec beginning with the June 30, 1998 quarter. AcSEC issued an exposure draft in July 1998 regarding the permanent deferral of certain provisions of SOP 97-2. At AcSEC's October 27, 1998 meeting, the exposure draft was not approved. AcSEC approved, instead, a revised version of the SOP, which must still be cleared by the FASB. The Company will continue to address the revised SOP and any further developments and their impact on the Company's net revenues and results of operations.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 1998, March 31, 1998 and September 30, 1997 reflect amounts as of and for the periods ended October 2, 1998, April 3, 1998 and October 3, 1997, respectively. The six months ended September 30, 1998 comprised 26 weeks of revenue and expense activity, while the comparable prior year period comprised 27 weeks.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2.  BALANCE SHEET INFORMATION


                                                                                       September 30,       March 31,
(In thousands)                                                                             1998              1998
--------------                                                                         -------------       ---------
                                                                                        (unaudited)
Cash, cash equivalents and short-term investments:
     Cash                                                                                $  43,989         $  28,236
     Cash equivalents                                                                       38,326           110,777
     Short-term investments                                                                 93,088            86,870
                                                                                         ---------         ---------
                                                                                         $ 175,403         $ 225,883
                                                                                         =========         =========
Trade accounts receivable:
     Receivables                                                                         $  71,809         $  69,574
     Less:  allowance for doubtful accounts                                                 (4,618)           (4,416)
                                                                                         ---------         ---------
                                                                                         $  67,191         $  65,158
                                                                                         =========         =========
Inventories:
     Raw materials                                                                       $   1,761         $   1,091
     Finished goods                                                                          2,765             2,084
                                                                                         ---------         ---------
                                                                                         $   4,526         $   3,175
                                                                                         =========         =========
Equipment and leasehold improvements:
     Computer hardware and software                                                      $ 118,662         $ 107,724
     Office furniture and equipment                                                         31,962            29,407
     Leasehold improvements                                                                 22,419            21,038
                                                                                         ---------         ---------
                                                                                           173,043           158,169
     Less:  accumulated depreciation and amortization                                     (121,051)         (108,139)
                                                                                         ---------         ---------
                                                                                         $  51,992         $  50,030
                                                                                         =========         =========
Capitalized software:
     Purchased product rights and technologies                                           $  28,651         $   1,358
     Capitalized software development costs                                                  2,357             2,414
     Less:  accumulated amortization of purchased product rights and technologies           (2,380)             (563)
     Less:  accumulated amortization of capitalized software development costs              (2,050)           (1,739)
                                                                                         ---------         ---------
                                                                                         $  26,578         $   1,470
                                                                                         =========         =========
Other assets:
     Goodwill, net                                                                       $   2,753         $      --
     Other                                                                                   3,563             2,793
                                                                                         ---------         ---------
                                                                                         $   6,316         $   2,793
                                                                                         =========         =========
Other accrued expenses:
     Deferred revenue                                                                    $  32,107         $  25,537
     Marketing development funds                                                            12,346            12,815
     Current obligations related to purchase of certain assets of Intel                     15,070                --
     Other                                                                                  39,597            26,180
                                                                                         ---------         ---------
                                                                                         $  99,120         $  64,532
                                                                                         =========         =========
Accumulated other comprehensive income (loss):
     Unrealized gain (loss) on available-for-sale investments                            $    (233)        $     157
     Cumulative translation adjustment                                                     (17,979)          (12,716)
                                                                                         ---------         ---------
                                                                                         $ (18,212)        $ (12,559)
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


                                                         Three Months Ended               Six Months Ended
                                                             September 30,                  September 30,
                                                       ------------------------        -------------------------
(In thousands, except per share data;  unaudited)        1998            1997            1998             1997
-------------------------------------------------      --------        --------        --------         --------

BASIC NET INCOME (LOSS) PER SHARE
Net income (loss)                                      $  2,306        $ 20,580        $ (3,007)        $ 39,115
                                                       ========        ========        ========         ========

Weighted average number of common
         shares outstanding during the period            57,071          55,938          57,246           55,698
                                                       ========        ========        ========         ========

Basic net income (loss) per share                      $   0.04        $   0.37        $  (0.05)        $   0.70
                                                       ========        ========        ========         ========

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss)                                      $  2,306        $ 20,580        $ (3,007)        $ 39,115
Interest on convertible subordinated
         debentures, net of income tax effect                --             177              --              354
                                                       --------        --------        --------         --------
Net income (loss), as adjusted                         $  2,306        $ 20,757        $ (3,007)        $ 39,469
                                                       ========        ========        ========         ========

Weighted average number of common
         shares outstanding during the period            57,071          55,938          57,246           55,698
Shares issuable from assumed exercise
         of options                                       1,691           2,820              --            2,244
Shares issuable from assumed conversion
         of convertible subordinated debentures              --           1,250              --            1,250
                                                       --------        --------        --------         --------

Total shares for purpose of calculating
         diluted net income (loss) per share             58,762          60,008          57,246           59,192
                                                       ========        ========        ========         ========

Diluted net income (loss) per share                    $   0.04        $   0.35        $  (0.05)        $   0.67
                                                       ========        ========        ========         ========

For the three months ended September 30, 1998, 1,190,000 shares issuable upon conversion of convertible subordinated debentures and $169,000 of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended September 30, 1998, 1,190,000 shares issuable upon conversion of convertible subordinated debentures, options to purchase 2,175,000 shares and $338,000 of interest expense were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.  RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:


                                                   Three Months Ended                Six Months Ended
                                                       September 30,                    September 30,
                                                  ---------------------            ---------------------
(In thousands; unaudited)                          1998            1997             1998             1997
-------------------------------------             ------           ----            ------            ---
Personnel severance                               $3,800            $--            $3,800            $--
Planned abandonment of manufacturing
     facility lease                                1,305             --             1,305             --
                                                  ------            ---            ------            ---
Total restructuring and other expenses            $5,105            $--            $5,105            $--
                                                  ======            ===            ======            ===


During the quarter ended September 30, 1998, the Company made a decision to restructure its operations and outsource its domestic manufacturing operations. As a result, it recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. As of September 30, 1998, $1.2 million of the $5.1 million has been incurred. These activities will be substantially complete by the end of fiscal 1999.

As of September 30, 1998, total accrued acquisition, restructuring and other expenses were approximately $6.2 million and include approximately $1.8 million for the elimination of duplicative and excess facilities, $2.5 million for personnel severance and $1.9 million for other expenses.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," beginning with the quarter ended June 30, 1998. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components; however, it has no impact on net income (loss) or stockholders' equity. The components of comprehensive income (loss), net of tax, are as follows:


                                                                            Three Months Ended              Six Months Ended
                                                                               September 30,                   September 30,
                                                                        ------------------------        ------------------------
(In thousands;  unaudited)                                                1998            1997            1998            1997
----------------------------------------------------------------        --------        --------        --------        --------
Net income (loss)                                                       $  2,306        $ 20,580        $ (3,007)       $ 39,115
Other comprehensive income (loss):
         Add:  change in unrealized gain (loss) on
                     available-for-sale investments,
                     net of a tax provision (benefit) of ($109),
                     $26, ($125), and $30                                   (232)             88            (265)            101
         Less:  reclassification adjustment for gains
                     (losses) included in net income (loss),
                     net of a tax provision (benefit) of $63, $0,
                     $146 and $0                                             133              --             310              --
         Add:  change in cumulative translation
                     adjustment ("CTA"), net of a tax
                     benefit of ($420), ($474), ($1,684),
                     and ($486)                                             (895)         (1,586)         (3,579)         (1,627)
         Less:  reclassification adjustment for CTA
                     included in net income (loss),
                     net of a tax provision of $0,
                     $0, $604, and $0                                         --              --           1,284              --
                                                                        --------        --------        --------        --------
Total other comprehensive loss                                            (1,260)         (1,498)         (5,438)         (1,526)
                                                                        --------        --------        --------        --------
Comprehensive income (loss)                                             $  1,046        $ 19,082        $ (8,445)       $ 37,589
                                                                        ========        ========        ========        ========


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

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. ("Network Associates"), in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


had demonstrated a likelihood of success on the merits of certain copyright claims, and issued a preliminary injunction (i) prohibiting Network Associates from infringing Symantec's rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has Symantec code, (ii) requiring Network Associates to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code, and (iii) requiring Network Associates to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery process. On April 1, 1998, Symantec amended its complaint to add claims for misappropriation of trade secrets, RICO (Racketeer Influenced and Corrupt Organizations Act) and related claims based on additional evidence uncovered in the litigation. Following motions by Network Associates, the court dismissed Symantec's unfair competition and trade secret claims regarding the copyrighted code and its RICO and interference claims. On October 22, 1998, the court consolidated this case with the case against Network Associates and the case brought by CyberMedia, both of which are described below.

On September 4, 1998, Symantec filed a new lawsuit against Network Associates in the United States District Court, Northern District of California, for copyright infringement, trade secret misappropriation and unfair competition. Symantec continues to investigate the extent to which Network Associates may have misappropriated Symantec's intellectual property, and plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

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

On February 4, 1998, CyberMedia, Inc. ("CyberMedia,"), which in September 1998 was acquired by Network Associates, filed a lawsuit in the United States District Court, Northern District of California, against Symantec, ZebraSoft Inc., and others, alleging that Symantec Norton Uninstall Deluxe infringes CyberMedia's copyright, and asserting related state law claims. The suit requests damages, injunctive relief, costs and attorneys fees. In May 1998, CyberMedia filed a motion seeking a preliminary injunction prohibiting sale or development of the challenged code, which preliminary injunction was granted with respect to Symantec's domestic activities in September 1998. Symantec believes it has meritorious defenses to this claim and intends to defend the action vigorously.

On February 19, 1998, a class action complaint was filed by the Milberg, Weiss, Bershad, Hynes & Lerach law firm in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998 by an Oregon law firm. Those actions were consolidated, and a consolidated amended complaint was filed in late October 1998. The original complaint purports to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus(R) to function properly after the year 2000. The complaint seeks unspecified damages and injunctive relief. Symantec believes that these actions have no merit and intends to defend itself vigorously.

In connection with the May 1998 asset purchase agreement with IBM (see Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q), claims of patent infringement previously asserted by IBM with respect to certain of the Company's products were resolved. The terms of resolution were not material to Symantec.

In July 1998, the Ontario Court of Justice (General Division) ruled that Symantec should pay $5.8 million plus costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



evidence presented later in the case showed the injunction was not warranted. Symantec inherited the case through its 1995 acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Symantec has appealed the decision. Symantec recorded a charge of $5.8 million in June 1998 representing the unaccrued portion of the judgment plus costs.

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

NOTE 7.  STOCK REPURCHASE

On June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of Symantec's outstanding common stock before December 31, 1998. Among other purposes, the shares will be used for employee stock purchase programs and option grants. The Company did not repurchase any shares during the June 1998 quarter. The Company repurchased 1.7 million shares at prices ranging from $17.13 to $27.21, for an aggregate amount of $39.8 million, during the September 1998 quarter. Of the $39.8 million, approximately $18.5 million was charged to retained earnings after appropriate amounts were deducted from common stock and capital in excess of par. Subsequent to September 30, 1998 and through October 30, 1998, the Company completed the repurchase and has now repurchased a total of 2.875 million shares at prices ranging from $13.10 to $27.21, for an aggregate amount of approximately $56.3 million.

NOTE 8.  PURCHASE OF CERTAIN ASSETS

On May 19, 1998, IBM and Symantec entered into an agreement whereby Symantec licensed IBM's immune system technology for $16.0 million plus certain potential future royalties. Symantec also entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. Symantec assumed liabilities of $3.0 million and incurred additional expenses of approximately $1.3 million as part of the transaction. As of September 30, 1998, Symantec paid IBM $8.0 million in cash with the remaining $8.0 million payable in two equal installments in August 1999 and November 1999. As part of the agreement, IBM assigned its existing anti-virus customer and OEM contracts to Symantec. Under the transaction, Symantec recorded approximately $16.0 million for in-process research and development acquired from IBM, $3.0 million for goodwill and $1.3 million for certain prepaid research and development and other assets. The amount of in-process research and development acquired from IBM was established by an independent valuation specialist based on management's estimates. Symantec also entered into a contract research and development arrangement with IBM to develop certain products in return for payments totaling $4.0 million, which has been completed as of September 30, 1998.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased certain assets of Binary, an Auckland, New Zealand based company, for $27.5 million. Symantec also incurred $0.7 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $13.3 million for in-process research and development acquired from Binary and $14.2 million for capitalized software technology, with the remainder of the purchase price allocated to net tangible and intangible assets. The amount of in-process research and development acquired from Binary was established by an independent valuation specialist based on management's estimates. The capitalized software is being amortized over a 3-year period. As of September 30, 1998, the Company incurred approximately $1.6 million of amortization expense related to this asset.

The following unaudited pro forma results of operations for the three and six month periods ended September 30, 1998 and 1997 are as if the acquisition of Binary had occurred at the beginning of each period presented. The pro forma information excludes approximately $1.2 million of capitalized software amortization and the tax effect of the charge for the three months ended September 30, 1998. The pro forma information excludes the one-time write-off of $13.3 million of in-process research and development and the tax effect of the charge and $1.6 million of capitalized software amortization and its tax effect for the six month period ended September 30, 1998. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of each period presented or of future operating results.


                                                               Three Months Ended                        Six Months Ended
                                                                  September 30,                            September 30,
                                                        ---------------------------------       ---------------------------------
(In thousands, except per share data;  unaudited)           1998                1997                1998                1997
-------------------------------------------------       ---------------------------------       ---------------------------------
Net revenues                                            $     140,061       $     141,989       $     296,240       $     278,485
                                                        =============       =============       =============       =============

Net income                                              $       3,130       $      21,562       $      11,013       $      40,961
                                                        =============       =============       =============       =============

Basic net income per share                              $        0.05       $        0.39       $        0.19       $        0.74
                                                        =============       =============       =============       =============

Diluted net income per share                            $        0.05       $        0.36       $        0.19       $        0.70
                                                        =============       =============       =============       =============


On September 28, 1998, Symantec entered into an agreement whereby it purchased Intel Corporation's anti-virus business for approximately $16.5 million. Symantec also licensed Intel systems management technology which it will combine with its own anti-virus technology to create improved anti-virus management solutions for corporate organizations. As part of the agreement, Intel will continue to support its anti-virus customers and will transition support to Symantec by June 1999. In addition, Intel will promote Norton Antivirus through its worldwide reseller channels. Subsequent to September 30, 1998 and through October 30, 1998, Symantec has paid approximately $11.9 million under the agreement. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $5.0 million for in-process research and development acquired from Intel, $10.7 million for capitalized software technology and $0.8 million for certain intangible assets. The amount of in-process research and development acquired from Intel was established by an independent valuation specialist based on management's estimates. The capitalized software is being amortized over a 5-year period. As of September 30, 1998, the Company has not yet recorded amortization expense related to capitalized software.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 9.  SUPPLEMENTAL CASH FLOWS INFORMATION


                                               Six Months Ended
                                                 September 30,
(In thousands; unaudited)                            1998
                                               ----------------
Binary Research Limited
         Fair value of assets acquired              $27,500
                                                    =======

         Cash paid                                  $27,500
                                                    =======

IBM Immune System Technology and Other Assets
         Fair value of assets acquired              $20,250
                                                    =======

         Expenses incurred                          $ 1,250
         Liabilities assumed                        $ 3,000
         Current obligation                         $ 4,000
         Long-term obligation                       $ 4,000
         Cash paid                                  $ 8,000
                                                    -------

                  Total                             $20,250
                                                    =======

Intel Corporation Anti-Virus Business
         Fair value of assets acquired              $16,525
                                                    =======

         Current obligations                        $15,070
         Long-term obligations                      $ 1,455
                                                    -------

                  Total                             $16,525
                                                    =======


NOTE 10.  ADOPTION OF STOCKHOLDER RIGHTS PLAN

On August 11, 1998, Symantec's Board of Directors adopted a stockholder rights plan designed to ensure orderly consideration of any future unsolicited acquisition attempt to ensure fair value of the Company for its stockholders.

In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the company's common stock outstanding on August 21, 1998 (the "Record Date"). The Board further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on August 12, 2008.

The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 20% or more of the Company's common stock, or announces an intention to make a tender offer for 20% or more of the Company's common stock, the rights will be distributed and will thereafter trade separately from the common stock. Each right will be exercisable for 1/1000th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $150.00. The preferred stock has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of the company's common stock at a substantially discounted price.

If a person becomes an Acquiring Person and the company is acquired in a merger or other business combination, or 50% or more of its assets are sold to an Acquiring Person, the holder of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price. After a person has become an Acquiring Person, the Company's Board of Directors may, at its option, require the

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of the company's common stock per right.

The Board may redeem outstanding rights at any time prior to a person becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board. In addition, the Board also amended the Company's bylaws to: permit only the Chairman, President or the Board to call a special meeting of the stockholders; require that the Board be given prior notice of a stockholder proposal to take action by written consent so that a record date for such action can be established; require advance notice to the Board of stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors; permit the Board to meet on one- rather than two-day advance notice; and conform the bylaws to applicable provisions of Delaware law regarding the inspection of elections at stockholder meetings.

NOTE 11.  LEASED BUILDINGS

In fiscal 1997, Symantec entered into lease agreements for two existing office buildings (Cupertino City Center One or "CCC1" and World Head Quarters or "WHQ"), one parcel of land and one office building under construction (Cupertino City Center Five or "CCC5") in Cupertino, California. In connection with these leases, the Company is required to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements.

On September 22, 1998, an agreement was entered into, subject to certain closing conditions that have not yet been met, whereby the landlord intends to exchange CCC5 for another leased building (Cupertino City Center Two or "CCC2") both located in Cupertino, California. If this transaction is consummated, Symantec would move both personnel and equipment into CCC2 once certain tenant improvements are completed. In conjunction, Symantec would be relieved of responsibility for its lease of WHQ.

As of November 13, 1998, the parties are conducting due diligence which is scheduled to end on November 20, 1998. During this period, either party may decide not to go forward with the deal at such party's sole discretion without penalty.

NOTE 12.  RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 13.  SUBSEQUENT EVENT

On October 15, 1998, Symantec announced it signed a definitive merger agreement to acquire Quarterdeck Corporation. Under the terms of the agreement, Symantec has commenced a cash tender offer for all outstanding shares of Quarterdeck common stock at a price of $0.52 per share. The aggregate purchase price to be allocated to acquired assets and liabilities is expected to be approximately $70 to $75 million which includes common stock and equivalents, acquisition related costs and any negative tangible net worth at the time of closing, if the tender offer is accepted. The Boards of Directors of both companies have approved the transaction.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Completion of the tender offer is subject to certain conditions, including the tender of a majority of the Quarterdeck shares, receipt of government approvals and the expiration of applicable waiting periods under the Hart-Scott-Rodino Act. Effective as of November 3, 1998, the Department of Justice has granted early termination of the waiting period under the Hart-Scott-Rodino Act, allowing Symantec to proceed with its acquisition of Quarterdeck Corporation. Quarterdeck's revenue for the twelve months ended June 1998 was approximately $57.0 million. (See Agreement and Plan of Merger, dated October 15, 1998, among Symantec, Purchaser, and Quarterdeck Corporation filed with Symantec's Form SC 14D1 on October 19, 1998).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section "Factors That May Affect Future Results" and in the Company's annual report on Form 10-K for the year ended March 31, 1998, that may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are typically identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions, and include the statements of future estimates under "Year 2000 - Product Liability" and "Year 2000 - Corporate Systems" below. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

OPERATING SYSTEM. The release and subsequent customer acceptance of current or enhanced operating systems are particularly important events that increase the uncertainty and volatility of Symantec's results. Should the Company be unable to successfully and timely develop products that operate under existing or new operating systems, or should pending or actual release of the new operating systems delay the purchase of Symantec's products, the Company's future net revenues and operating results would be materially adversely affected.

Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and has included additional product features in Windows 98, including enhanced disk repair, defragmentation, system file maintenance, ISDN support and PPTP virtual private networking, that may decrease the demand for certain of the Company's products, including those currently under development. Fax capabilities were dropped from Windows 98. Microsoft may also include additional features in new versions of Windows 2000 (formerly known as Windows NT 5.0) that could decrease demand for certain of the Company's products intended for Windows 2000, including those currently under development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for certain of the Company's products, including those currently under development. In addition, functionality previously provided only by software may be incorporated directly into hardware, potentially reducing demand for Symantec's products. Also, Symantec's competitors may license certain of their products to Microsoft and OEMs for inclusion with their operating systems, add-on products or hardware, which may also reduce the demand for certain of the Company's products.

PERSONAL COMPUTERS, HARDWARE AND MICROSOFT WINDOWS 98. Fluctuations in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past, and may in the future, result in reduced revenues which have had and would have a material adverse affect on operating results.

Microsoft's Windows 98 operating system was introduced during the June 1998 quarter. The Company's ability to generate revenue from many of its current products, and products currently under development, could be less than anticipated in future periods due to reported incompatibilities by end-users, and delays in the purchase of Symantec's products as end-users first deploy Windows 98. The Company believes that weak retail software sales during the June and September 1998 quarters compared to the March 1998 quarter were due, in part, to the release of Windows 98 at the end of the June 1998 quarter. This weakness could continue. In addition, the Company may face declining sales following Microsoft's introduction of Windows 2000 (formally known as Windows NT 5.0) currently scheduled for 1999.

Symantec's stock price declined significantly within approximately 6 months after the releases of Windows 3.1 and Windows 95, which in some cases also caused the additional requirement for hardware upgrades. While there were a variety of reasons for these declines in the stock price, Symantec's recent stock price decline may have been due, in part, to the release of Windows 98. Symantec could face additional stock price declines following the introduction of Windows 2000 by Microsoft.

CONSOLIDATION IN THE INDUSTRY. Consolidation in the software industry continues to occur, with competing companies merging or acquiring other companies, in order to capture market share or expand product lines. As this consolidation occurs, the nature of the market may change as a result of fewer players dominating particular markets, potentially providing consumers with fewer choices. Also, certain of these companies offer a broader range of products, ranging from desktop to enterprise solutions, than Symantec, and Symantec may not be able to compete effectively against certain competitors. Any or all of these changes may have a significant adverse affect on Symantec's future revenues and operating results.

DEPENDENCE ON THE INTERNET. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service, or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of certain of the Company's products, or to distribute software. Should the Company be unable to incorporate changes in the Internet environment into its business operations and product development successfully or in a timely manner, the Company's future net revenues and operating results could be adversely affected.

PRICE COMPETITION. Price competition is often intense in the microcomputer software market, especially in regards to utility and anti-virus products, and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase in regards to utility and anti-virus products, Symantec may be required to reduce prices and/or increase its spending on sales, marketing and research and development of these products as a percentage of net revenues, resulting in lower profit margins. These actions may not be sufficient to offset the impact of price competition as it has done in the past, on the Company's business and net revenues, resulting in adverse impacts on revenue, income and cash flow.

Many of the Company's competitors have significantly reduced the price of utility and anti-virus products. These practices may have a material adverse impact on revenue in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



The Company has raised prices on some of its products in the past and may do so in the future. These actions, however, may not have a positive impact on the Company's net revenues, income and cash flow.

INTEGRATED SUITES. Symantec and its competitors are now providing integrated suites of utility products. With the shift to integrated utility suites, price competition is likely to be intense, and cannibalization of Symantec's existing utility and anti-virus products may occur. The price of integrated utility suites is significantly less than the total price of individual products included in these utility suites when such products are sold separately. As a result, there may be a negative impact to Symantec's revenue and operating income from selling integrated utility suites rather than individual products, as the lower price of integrated utility suites may not be offset by increases in the total volume of utility suites sold. Additionally, the Company's products may not compete effectively with competitors' products or integrated utility suites introduced in the future.

QUARTERLY BUYING PATTERNS; ABSENCE OF BACKLOG. Most retail customers tend to make a majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This is also true of corporate customers that negotiate site licenses near the end of each quarter. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company.

In recent quarters, the Company has noted that a growing proportion of revenues are generated during the last month of the quarter. The reliance on a large proportion of revenue occurring at the end of the quarter and an increase in the dollar value of transactions that occur at the end of the quarter result in increased uncertainty relating to quarterly revenues, and increase the chances that the Company's results could diverge from the expectations of investors and analysts.

The Company operates with relatively little backlog; therefore, if near-term demand for the Company's products weakens in a given quarter, there could be an immediate, material adverse effect on net revenues and on the Company's operating results, which would likely result in a significant and precipitous drop in the Company's stock price.

RETAIL DISTRIBUTION CHANNEL. A large portion of the Company's sales are made through the retail distribution channel, which is subject to events that create unpredictable fluctuations in consumer demand. Sales through the distribution channel declined unexpectedly during the first six months of fiscal 1999 and had an adverse effect on the Company's results of operations for that period. The Company's retail distribution customers also carry the products of Symantec's competitors. These retail distributors may have limited capital to invest in inventory, and their decisions to purchase the Company's products is partly a function of pricing, terms and special promotions offered by Symantec, as well as by its competitors over which the Company has no control and which it cannot predict.

Agreements with distributors are generally nonexclusive and may be terminated by either party without cause. Certain distributors and resellers have experienced financial difficulties in the past. Distributors that account for significant sales of the Company may experience financial difficulties in the future, which could lead to reduced sales or write-offs and could adversely affect operating results of the Company. When this has occurred in the past, the Company has successfully moved these inventories to other distributors. The Company may not be able to do so in the future.

NEW DISTRIBUTION CHANNELS. Symantec may not be able to develop an effective method of distributing its software products utilizing each of the rapidly evolving software distribution channels, including the Internet. The presence of new channels could adversely impact existing channels and/or product pricing, which could have a material adverse impact on the Company's future revenues and profitability. Symantec currently offers a broad range of products and services over the Internet.

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

RELIANCE ON JOINT BUSINESS ARRANGEMENTS. Symantec has entered into various development or joint business arrangements for the purpose of: developing new software products and enhancements to existing software products; gaining presence in new markets, and Symantec may continue to do so in the future. Depending on the nature of each such arrangement, the development, distribution, sale or marketing of the resulting product may be controlled either by Symantec or its business partner. Products resulting from joint business arrangements may not be technologically successful, may not achieve market acceptance and may not be able to compete with products either currently in the market or introduced in the future.

Symantec distributes certain of its products through value-added resellers ("VARs") and independent software vendors ("ISVs") whereby Symantec's products are included with hardware products prior to sale through retail channels. These licensing agreements are generally non-exclusive and do not require the VAR or ISV to make minimum purchases. If the Company is not successful in maintaining its current relationships and securing license agreements with additional VARs and ISVs, or if the Company's VAR and ISV customers are not successful in selling their products, the Company's future net revenues and operating results may be adversely affected.

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

On October 15, 1998, Symantec announced it signed a definitive merger agreement to acquire Quarterdeck Corporation. Under the terms of the agreement, Symantec will commence a cash tender offer for all outstanding shares of Quarterdeck common stock at a price of $0.52 per share. The aggregate purchase price to be allocated to acquired assets and liabilities is expected to be approximately $70 to $75 million which includes common stock and equivalents, acquisition related costs and any negative tangible net worth at the time of closing, if the tender offer is accepted. The Boards of Directors of both companies have approved the transaction. Completion of the tender offer is subject to certain conditions, including the tender of a majority of the Quarterdeck shares, receipt of government approvals and the expiration of applicable waiting periods under the Hart-Scott-Rodino Act. Effective as of November 3, 1998, the Department of Justice has granted early termination of the waiting period under the Hart-Scott-Rodino Act, allowing Symantec to proceed with its acquisition of Quarterdeck Corporation. Quarterdeck's revenue for the twelve months ended June 1998 was approximately $57 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or retailers to end users as anticipated. If sell-through does not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories.

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

FOREIGN OPERATIONS. A significant portion of Symantec's revenues, manufacturing costs and operating expenses are transacted in foreign currencies. As a result, the Company's results may be materially and adversely affected by fluctuations in currency exchange rates, as well as increases in duty rates, exchange or price controls or other restrictions on foreign currencies. The Company expects that its non-U.S. dollar denominated sales activities may increase in the future. Continued fluctuations in the currency markets could materially and adversely impact Symantec's revenues.

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

UNCERTAINTY OF RESEARCH AND DEVELOPMENT EFFORTS. Symantec believes significant research and development expenditures will be necessary in order to remain competitive. While the Company performs extensive usability and beta testing of new products, any products currently being developed by Symantec may not be technologically successful, resulting products may not achieve market acceptance, and the Company's products may not compete effectively with competitors' products either currently in the market or introduced in the future.

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

OPERATING LEVERAGE. Consistent with the experience of many companies in the software industry, Symantec's employee and facility related expenditures comprise a significant portion of the Company's operating expenses. The Company's expense levels are based, in a large part, on projections of future revenue levels. Given the fixed nature of these expenses over the short term, if revenue levels fall below expectations, Symantec's operating results are likely to be significantly and adversely affected.

MANAGEMENT OF EXPANDING OPERATIONS. Symantec continually evaluates its product and corporate strategy and has in the past and will in the future undertake organizational changes, product and marketing strategy modifications which are designed to maximize market penetration, maximize use of limited corporate resources and develop new products and product channels. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful, and the Company may not realize any benefit from these efforts.

EMPLOYEE RISK. Competition in recruiting personnel in the software industry is intense. Symantec believes that its future success will depend in part on its ability to recruit and retain highly skilled management, marketing and technical personnel. Symantec believes that it must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options which, in turn, requires ongoing stockholder approval.

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

LITIGATION. Symantec is involved in a number of judicial and administrative proceedings incidental to its business. The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q).

INTELLECTUAL PROPERTY RIGHTS. Symantec regards its software as proprietary and relies on a combination of copyright, patent and trademark laws, non-disclosure agreements and license agreements in an attempt to protect its rights. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of Symantec's products or to obtain and use information that Symantec regards as proprietary. All of Symantec's products are protected by copyright, and Symantec has a number of patents and patent applications pending. However, existing patent and copyright laws afford limited practical protection. In addition, the laws of some foreign countries do not protect Symantec's proprietary rights in its products to the same extent as do the laws of the United States. Symantec's products are not copy protected.

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in a number of such disputes and litigation, and may be involved in the future in such disputes and/or litigation. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, such a result could have a material adverse affect on Symantec's business, operating results and financial condition (See
Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q).

SOFTWARE DEFECTS AND PRODUCT LIABILITY. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. In the past, for example, Symantec's anti-virus software products have incorrectly detected viruses which do not exist. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, defects and errors could be found in current versions, future upgrades to current products or newly developed and released products, despite testing prior to release. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could have a material adverse affect on the Company's operating results. While Symantec has not been the target of software viruses specifically designed to impede the performance of the Company's products, such viruses could be created and deployed against Symantec's products in the future.

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

EUROCURRENCY CONVERSION. Symantec conducts business and maintains operations in Europe. Symantec will be affected by the introduction of a single European currency, the euro. Symantec has a task force in place that is reviewing the impact of this event on its systems, business and operations and expects to implement the system and business modifications necessary to be euro-compliant by January 4, 1999, Symantec's first day of the fiscal period for which compliance is required. The financial impact on Symantec is not expected to be material. It is uncertain when the appropriate European entities will change their functional currency to the euro.

From a tax perspective, the conversion to the euro is not expected to have a material impact for Symantec. In addition, our current programs related to hedging transaction risk or using derivatives are not likely to change or be impacted by the conversion to euro.

It is not possible to fully assess the impact of the single currency on our European sales or whether changes being made by Symantec will be successful. As a result, changes in the European market as a result of the introduction of the euro and/or Symantec's response to the introduction of the euro may have an adverse impact on revenues and results from operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


YEAR 2000 - PRODUCT LIABILITY. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products that are not the most currently released or that are not currently being developed may not be Year 2000 compliant. The Company sells some of its older product lines, which are not being actively developed and updated, and such products are also not necessarily Year 2000 compliant. Symantec is currently party to a lawsuit related to the alleged inability of pre-version 4.0 Norton AntiVirus products to function properly in respect to Year 2000. Symantec believes that this lawsuit has no merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse affect on the results of operations and financial condition of the Company, although it is not possible to estimate the possible loss. Depending, however, on the amount and timing of an unfavorable resolution of this lawsuit, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q).

YEAR 2000 - CORPORATE SYSTEMS. The Company has recently completed a major evaluation of its applications systems and databases and is modifying or replacing portions of its hardware and associated software to enable its operational systems and networks to function properly with respect to dates leading up to January 1, 2000 and thereafter. The Company continues to evaluate system interfaces with third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. The Company expects the process of evaluating third-party Year 2000 compliance to be an ongoing process through the Year 2000. The Company is evaluating Year 2000 exposures of its key suppliers, as well as those of company buildings and related facilities. The costs to complete the Year 2000 project are expected to be approximately $2 million and will be expensed as incurred.

The year 2000 Project is divided into several phases:
     Assessment, where the vulnerability of the hardware, software, process or service element is identified. Remediation Planning, where corrective action is determined for each vulnerable element. Remediation and Unit Testing, where the corrective action is taken and initial testing is performed. Limited System Testing, where related elements are tested together, using dates in the vulnerable range.

Project progress is tracked on a sub-project level as noted below. The following table summarizes the completion status and currently expected completion date for each phase for each sub-project. The expected completion dates are forward-looking statements that are subject to the risks and uncertainties of locating and correcting errors in complex computer systems, and actual dates of completion may vary significantly.


SUB-PROJECT                                                 PHASE AND STATUS OR DUE DATE
-----------                              ---------------------------------------------------------------------
                                                                                                   Limited
                                          Assessment         Planning          Remediation        System Test
----------------------------             ------------       ------------       ------------       ------------
Business Systems                         Complete           Complete           Complete           Jan-Jun 1999

Networks, Servers & Communications       Dec 1998           Oct-Dec 1998       Jan-Jun 1999       Jul-Dec 1999

Desktop and Mobile Computers             Jan-Jun 1999       Jan-Jun 1999       Jan-Jun 1999       Jul-Dec 1999

Buildings and Related Facilities         Dec 1998           Mar 1999           Jan-Jun 1999       Jul-Dec 1999

Suppliers and Outside Services           Dec 1998           Mar 1999           Jan-Jun 1999       Jul-Dec 1999

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

As testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test fully all Year 2000 interfaces and capabilities prior to Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole and has not deferred any other information systems projects as a result of its focus on Year 2000 compliance issues. Periodic updates regarding the Year 2000 status are provided to both the Executive staff and Board of Directors.

If certain key suppliers or distributors should suffer business interruptions due to Year 2000 problems, the Company could be forced to delay product shipments. If there should be significant periods of electric power or telephone service interruptions, some of the Company's facilities might be unable to operate. The Company maintains Business Recovery Plans for its major locations, to provide for orderly response to various disaster scenarios. These will be reviewed and augmented to provide contingency plans for potential Year 2000 related problems, both internal and external. Completion of the analysis and the associated contingency plans is scheduled for June 1999.

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

Founded in 1982, the Company has offices in the United States, Canada, Mexico, Asia, Australia, New Zealand, Europe, Africa and South America.

Symantec has a 52/53-week fiscal accounting year. The six months ended September 30, 1998 comprised 26 weeks of revenue and expense activity, while the comparable prior year period comprised 27 weeks.

RESULTS OF OPERATIONS
During the September 1998 quarter, the Company acquired certain assets of Intel Corporation ("Intel") (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the June 1998 quarter, the Company acquired certain assets of International Business Machines ("IBM") and Binary Research Limited ("Binary") (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). The results of operations from these have been included in Symantec's results of operations since the date of acquisition.

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                             Three Months                          Six Months
                                                                Ended            Percent              Ended             Percent
                                                             September 30,       Change           September 30,         Change
                                                          ----------------      in Dollar      -----------------       in Dollar
                                                          1998        1997       Amounts       1998         1997        Amounts
                                                          ----        ----      ---------      ----         ----       ---------
(Unaudited)
Net revenues ......................................        100%        100%          1%         100%         100%          7%
Cost of revenues ..................................         15          16          (4)          14           16          (3)
                                                           ---         ---                      ---          ---
               Gross margin .......................         85          84           2           86           84           9
Operating expenses:
         Research and development .................         18          17           9           17           16          12
         Sales and marketing ......................         50          44          15           48           45          14
         General and administrative ...............          7           7          14            7            7           8
         Acquired in-process research and
              development .........................          4          --          --           12           --          --
         Litigation judgment ......................         --          --          --            2           --          --
         Restructuring and other expenses .........          4          --          --            2           --          --
                                                           ---         ---                      ---          ---
              Total operating expenses ............         83          68          24           88           68          37
                                                           ---         ---                      ---          ---
Operating income (loss) ...........................          2          16         (92)          (2)          16           *
Interest income ...................................          2           2          22            3            3          38
Interest expense ..................................         --          --          (1)          --           --          12
Other income (expense), net .......................         --           1           *            1           --         218
                                                           ---         ---                      ---          ---
Income before income taxes ........................          4          19         (81)           2           19         (89)
Provision for income taxes ........................          2           4         (56)           3            5         (28)
                                                           ---         ---                      ---          ---
Net income (loss) .................................          2%         15%        (89)          (1)%         14%          *
                                                           ===         ===                      ===          ===


* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET REVENUES.

Net revenues increased 1% to approximately $140 million in the September 1998 quarter from $139 million in the September 1997 quarter.

Net revenues increased 7% to $293 million in the six month period ended September 30, 1998 from $274 million in the six month period ended September 30, 1997. The increase in total revenues between the six month comparable periods was due primarily to increases in OEM and site license revenues from transactions that closed at the end of the June 1998 quarter (See further discussion in Item 2: Factors That May Affect Future Results: Quarterly Buying Patterns).

Revenues from retail sales were somewhat lower in the September and June 1998 quarters compared to the September and June 1997 quarters and also significantly less than in the March 1998 quarter. Revenues from retail sales were lower in the June 1998 and September 1998 quarters as compared with the March 1998 quarter primarily due to a general softness in the retail markets in the United States and due to the economic situations in our international markets with the exception of Europe. Net revenues were also lower in the September 1998 quarter than expected due to: a power outage in the Company's Dublin facility on the last day of the September 1998 quarter, recent economic changes in Latin America, and a significant OEM contract that did not materialize in the Company's Internet Tools division (See Item 2: Factors That May Affect Future
Results: Business Disruption; Foreign Operations; and Quarterly Buying
Patterns).

BUSINESS UNITS.

The Security and Assistance business unit is dedicated to assisting in customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 52% and 48% of net revenues in the quarters ended September 30, 1998 and 1997, respectively. The Security and Assistance business unit comprised approximately 49% and 48% of net revenues in the six month periods ended September 30, 1998 and 1997, respectively. Increased net revenues for the business unit in the comparable three and six month periods were primarily related to increased revenues for two new products, Norton Ghost and the new utility suite, Norton SystemWorks, and increases in sales of Norton Antivirus for multi-platform workstations and Norton Antivirus for the Macintosh partially offset by decreases in Norton Utilities for Windows. In addition, revenues from the Company's Norton Uninstall Deluxe product were less than expected due to the removal of the product from the market (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q). The Norton Ghost product was acquired as part of the purchase of certain assets of Binary in the June 1998 quarter (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The Remote Productivity Solutions business unit comprised approximately 38% and 39% of the Company's net revenues for the quarters ended September 30, 1998 and 1997, respectively, and net revenues in absolute dollars were relatively flat. Revenues increased for pcANYWHERE for Windows 95 and a new product, pcTelecommute, which was offset by decreases in revenues for ACT! for Windows, WinFax PRO and WinFax Lite. The Remote Productivity Solutions business unit comprised approximately 37% and 38% of net revenues for the six month periods ended September 30, 1998 and 1997, respectively. The absolute dollar increase for the six month comparable September periods was primarily due to increased revenues for pcANYWHERE for Windows 95 partially offset by decreased revenues for WinFax PRO for Windows 95, WinFax Lite and WinFax PRO.

Internet Tools, Royalties and Other, which includes products providing an easy to use Java development environment, as well as revenue streams from the sale of certain of the Company's other software product lines and technologies, and revenues from products nearing the end of their life cycles, comprised approximately 10% and 13% of the Company's net revenues in the quarters ended September 30, 1998 and 1997, respectively and 14% for each of the six month periods ended September 30, 1998 and 1997. The business unit's net revenues decreased in the quarter ended September 30, 1998 over the quarter ended September 30, 1997 primarily due to reductions in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



revenues from products in Internet Tools and reductions in revenues from products nearing the end of their life cycles. The business unit's net revenues increased in the comparable six month September periods due to increased product sales in Internet Tools, which included $6 million of revenue from a contract with a single customer, and increased royalties, partially offset by decreased revenues from products nearing the end of their life cycles.

Included in Internet Tools, Royalties and Other are royalties and other revenue of approximately $10 million and $13 million recorded in the quarters ended September 30, 1998 and 1997, respectively, and $26 million and $27 million in the six month periods ended September 30, 1998 and 1997, respectively. These royalties and other revenues primarily related to the sale of certain software products, technologies and tangible assets to JetForm Corporation ("JetForm") and the Hewlett-Packard Company ("Hewlett-Packard") during fiscal 1997. Royalties from Hewlett-Packard will end in the December 1998 quarter.

Payments from JetForm were higher in the three and six month periods ended September 30, 1998 over the three and six month periods ended September 30, 1997 primarily due to a past amendment to the JetForm agreement accelerating the payment schedule . JetForm has the option to tender payment in either cash or in registered JetForm common stock, within a contractually defined quantity threshold. Due to the uncertainty regarding the ultimate collectibility of these installments, Symantec is recognizing the revenue as payments are due and collectibility is assured from JetForm. In addition, JetForm payments were lower in the three month period ended September 30, 1998 as compared to the three month period ended June 30, 1998, and payments are expected to decline in future periods through the June 2000 quarter.

INTERNATIONAL. Net revenues from international sales outside of North America were $46 million and $41 million and represented 33% and 30% of total net revenues in the quarters ended September 30, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in Europe, Middle East and Africa ("EMEA") partially offset by decreases in Latin America due to their economic slowdown.

Net revenues from international sales outside of North America were $95 million and $82 million and represented 32% and 30% of net revenues in the six month periods ended September 30, 1998 and 1997. The increase in net revenues was the result of sales growth in EMEA and Japan.

Foreign exchange rate fluctuations during the three and six month periods ended September 30, 1998 compared to the three and six month periods ended September 30, 1997 did not materially affect revenue for either period.

GROSS MARGIN.
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs of producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software.

Gross margin increased to 85% of net revenues in the three month period ended September 1998 from 84% in the three month period ended September 1997. Gross margin increased to 86% from 84% in the six month periods ended September 30, 1998 and 1997, respectively.

Factors contributing to an increase in gross margin percentage during the comparable three and six month September periods include a reduction in royalty expense, partially offset by increases in capitalized software amortization from acquisitions. In addition, for the six month comparable September periods, there was a product mix favoring the Company's higher margin site license and OEM business.

CAPITALIZED SOFTWARE. During the September 1998 quarter, Symantec capitalized approximately $11 million of software technology acquired as part of the Company's acquisition of certain assets of Intel (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the June 1998 quarter, Symantec capitalized approximately $14 million of software technology acquired as part of the Company's acquisition of certain assets of Binary (See
Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled approximately $1 million and less than $1 million in the three month periods ended September 30, 1998 and 1997, respectively. In addition, amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled approximately $2 million and less than $1 million for the six month periods ended September 30, 1998 and 1997, respectively. Symantec expects capitalized software amortization to increase in future periods. Symantec is expected to record approximately $1 million of capitalized software amortization per quarter, over the next 11 quarters, related to amounts capitalized as part of the acquisition of certain assets of Binary. In addition, Symantec is expected to record less than $1 million of capitalized software amortization per quarter, over the next 20 quarters, related to amounts capitalized as part of the acquisition of certain assets of Intel.

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses were 18% and 17% of net revenues for the three month periods ended September 30, 1998 and 1997 and 17% and 16% of net revenues for the six month periods ended September 30, 1998 and 1997. Research and development expenses are charged to operations as incurred.

Research and development expenses increased 9% to $26 million in the September 1998 quarter from $24 million in the September 1997 quarter primarily due to growth in legal expenses related to product claims and employee related expenses. Research and development expenses increased 12% to $51 million in the six month period ended September 30, 1998 from $45 million in the six month period ended September 30, 1997 primarily due to growth in employee related expenses and legal expenses related to product claims.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses were 50% and 44% of net revenues in the three month periods ended September 30, 1998 and 1997 and 48% and 45% of net revenues in the six month periods ended September 30, 1998 and 1997. The increase in sales and marketing expenses as a percentage of revenue for the comparable three and six month September periods is abnormally high due to actual revenue coming in below estimates partially due to the general softness in the retail market. The absolute dollar increase in sales and marketing expenses in both the three and six month comparable September periods is due to increases in employee related expenses and advertising and promotion expenditures. The increase in advertising expenditures for the six month comparable September periods primarily related to the Company's Security and Assistance business unit.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses increased approximately 14% to $10 million in the three month period ended September 30, 1998 from $9 million in the three month period ended September 30, 1997. General and administrative expenses increased 8% to $19 million in the six month period ended September 30, 1998 from $18 million in the six month period ended September 30, 1997. The absolute dollar increase for both the three and six month comparable September periods primarily related to expenses incurred as a result of the termination of a management consulting contract during the September 1998 quarter. General and administrative expenses were 7% of net revenues during both the comparable three and six month periods ended September 30, 1998 and 1997.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.

Acquired in-process research and development expenses were approximately $5 million in the three month period ended September 30, 1998 in connection with the acquisition of certain assets of Intel (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). Acquired in-process research and development expenses were approximately $34 million in the six month period ended September 30, 1998. In addition to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



approximately $5 million recorded in connection with the acquisition of certain assets of Intel, Symantec recognized acquired in-process research and development expenses of $16 million and $13 million, respectively, related to the acquisition of certain assets of IBM and Binary in the June 1998 quarter (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). There were no acquired in-process research and development expenses recognized in the three and six month periods ended September 30, 1997.

LITIGATION JUDGMENT.

There were no litigation judgment expenses recorded in the three months ended September 30, 1998. Litigation judgment expenses totaled approximately $6 million in the six month period ended September 30, 1998. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by Symantec when it purchased Delrina Corporation (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q). There were no litigation judgment expenses recorded in the three and six month periods ended September 30, 1997.

RESTRUCTURING AND OTHER EXPENSES.

Restructuring and other expenses consisted of the following:


                                                     Three Months Ended               Six Months Ended
                                                       September 30,                    September 30,
                                                  ----------------------            ----------------------
(In thousands;  unaudited)                         1998             1997             1998             1997
                                                  ------            ----            ------            ----
Personnel severance                               $3,800            $--             $3,800            $--
Planned abandonment of manufacturing
     facility lease                                1,305              --             1,305              --
                                                  ------            ----            ------            ----
Total restructuring and other expenses            $5,105            $--             $5,105            $--
                                                  ======            ====            ======            ====


During the quarter ended September 30, 1998, the Company made a decision to restructure its operations and outsource its domestic manufacturing operations. As a result, it recorded an approximately $4 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and an approximately $1 million charge for the planned abandonment of a manufacturing facility lease. As of September 30, 1998, approximately $1 million of the $5 million has been incurred. These activities will be substantially complete by the end of fiscal 1999.

As of September 30, 1998, total accrued acquisition, restructuring and other expenses were approximately $6 million and include approximately $2 million for the elimination of duplicative and excess facilities, $2 million for personnel severance and $2 million for other expenses.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE), NET.

Interest income was approximately $4 million and $3 million in the three months ended September 30, 1998 and 1997, respectively. Interest income increased 22% in the three months ended September 30, 1998 over the three months ended September 30, 1997 primarily due to a higher average invested cash balance and gains on the sale of investments.

Interest income was approximately $8 million and $6 million in the six month periods ended September 30, 1998 and 1997, respectively. Interest income increased 38% in the six month period ended September 30, 1998 over the six month period ended September 30, 1997 primarily due to a higher average invested cash balance, gains on the sale of investments and interest income received with income tax refunds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Interest expense was approximately $0.3 million for each of the three month periods ended September 30, 1998 and 1997, and $0.7 million and $0.6 million for the six month periods ended September 30, 1998 and 1997, respectively. Interest expense principally relates to Symantec's convertible subordinated debentures.

Other income (expense), net was approximately ($0.5) million and $1 million in the three month periods ended September 30, 1998 and 1997, respectively, and $2 million and $0.7 million in the six month periods ended September 30, 1998 and 1997, respectively. Other income (expense) decreased in the three month period ended September 30, 1998 compared to the three month period ended September 30, 1997 due to foreign currency exchange losses from fluctuations in currency exchange rates. Other income (expense) increased in the six month period ended September 30, 1998 compared to the six month period ended September 30, 1997 primarily due to a foreign exchange gain realized during the June 1998 quarter, as a result of the paydown of an intercompany loan.

INCOME TAX PROVISION.

The effective tax rate on income before income taxes, excluding charges for acquired in-process research and development expenses, for the three and six months ended September 30, 1998 was 32%. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on the Company's Irish operations. The effective tax rate for the three and six months ended September 30, 1997 was 23%.

The tax provision for the six months ended September 30, 1998 consists of two items: a $13 million (or 32% effective tax rate) provision on income before income taxes of $40 million. The $40 million excludes a $34 million charge for acquired in-process research and development expenses. In addition, the $13 million tax provision is partially offset by a $5 million tax benefit on the $34 million charge for acquired in-process research and development. A valuation allowance has been established for the portion of the deferred tax asset attributable to the acquired in-process research and development charges that is not expected to be realized within five years.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, short-term investments and long-term investments decreased $53 million to $207 million at September 30, 1998 from $260 million at March 31, 1998. This decrease was largely due to the repurchase of 1.7 million shares of Symantec common stock for approximately $40 million during the September 1998 quarter. In addition, portions of the decrease were due to the acquisition of certain assets of Binary for $27.5 million and an $8 million payment to IBM during the quarter ended June 30, 1998 related to the acquisition of certain assets (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

In addition to cash, short-term investments and long-term investments of $207 million, the Company has $67 million of restricted investments related to collateral requirements under certain lease agreements entered into during fiscal 1997. Symantec is obligated under these lease agreements for two existing office buildings (Cupertino City Center One or "CCC1" and World Head Quarters or "WHQ"), one parcel of land and one office building (Cupertino City Center Five or "CCC5") under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements.

On September 22, 1998, an agreement was entered into, subject to certain closing conditions that have not yet been met, whereby the landlord intends to exchange CCC5 for another leased building (Cupertino City Center Two or "CCC2") both located in Cupertino, California. If this transaction is consummated, Symantec would move both personnel and equipment into CCC2 once certain tenant improvements are completed. In conjunction, Symantec would be relieved of responsibility for its lease of WHQ. As of November 13, 1998, the parties are conducting due diligence which is scheduled to end on November 20, 1998. During this period, either party may decide not to go forward with the deal at such party's sole discretion without penalty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



On October 15, 1998, Symantec announced it signed a definitive merger agreement to acquire Quarterdeck Corporation. Under the terms of the agreement, Symantec will commence a cash tender offer for all outstanding shares of Quarterdeck common stock at a price of $0.52 per share. The aggregate purchase price to be allocated to acquired assets and liabilities is expected to be approximately $70 to $75 million which includes common stock and equivalents, acquisition related costs and any negative tangible net worth at the time of closing, if the tender offer is accepted. The Boards of Directors of both companies have approved the transaction. Completion of the tender offer is subject to certain conditions, including the tender of a majority of the Quarterdeck shares, receipt of government approvals and the expiration of applicable waiting periods under the Hart-Scott-Rodino Act. Effective as of November 3, 1998, the Department of Justice has granted early termination of the waiting period under the Hart-Scott-Rodino Act, allowing Symantec to proceed with its acquisition of Quarterdeck Corporation. Quarterdeck's revenue for the twelve months ended June 1998 was approximately $57 million.

Net cash provided by operating activities was approximately $43 million for the six months ended September 30, 1998 and was comprised of the Company's net loss of approximately $3 million, offset by non-cash related expenses of approximately $45 million and a net decrease in assets and liabilities, excluding effects of acquisitions, of approximately $1 million.

Net trade accounts receivable increased $2 million to $67 million at September 30, 1998 from $65 million at March 31, 1998. Days sales outstanding was 43 days at September 30, 1998 and 38 days at March 31, 1998. The increase in days sales outstanding is due to a greater amount of revenue booked in the month of September 1998 versus the month of March 1998.

On June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of Symantec's outstanding common stock before December 31, 1998. Among other purposes, the shares will be used for employee stock purchase programs and option grants. The Company did not repurchase any shares during the June 1998 quarter. The Company repurchased 1.7 million shares at prices ranging from $17.13 to $27.21 for an aggregate amount of approximately $40 million during the September 1998 quarter. Of the $40 million, approximately $18 million was charged to retained earnings after appropriate amounts were deducted from common stock and capital in excess of par. Subsequent to September 30, 1998 and through October 30, 1998, the Company completed the repurchase and has now repurchased a total of 2.875 million shares at prices ranging from $13.10 to $27.21, for an aggregate amount of approximately $56 million.

The Company recently renewed its $10 million line of credit which expires in May 2000. The Company was in compliance with the debt covenants for this line of credit as of September 30, 1998. At September 30, 1998, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants. However, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes to Consolidated Financial Statements included herein on page 10 of this Form 10-Q.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Information with respect to this item is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements in this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Symantec was held on September 17, 1998.

(b)      Matters voted on at the meeting and votes cast on each were as follows:


                                                                                                          Total Vote    Authority
                                                                                           Total Vote       Withheld     Withheld
                                                                                            For Each       From Each     From All
                                                                                            Director        Director      Nominees
                                                                                            --------        --------      --------
1.       To elect seven directors to Symantec's Board of Directors, each to hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

         Tania Amochaev ............................................................       49,865,846        566,368          --
         Charles M. Boesenberg .....................................................       49,617,313        815,024          --
         Walter W. Bregman .........................................................       49,866,675        565,662          --
         Carl D. Carman ............................................................       49,641,673        790,542          --
         Gordon E. Eubanks, Jr .....................................................       49,548,405        883,932          --
         Robert S. Miller ..........................................................       49,828,545        603,792          --
         Robert R. B. Dykes ........................................................       49,616,528        815,809          --



                                                                                                                          Broker
                                                                                        For       Against     Abstain   "Non-Votes"
                                                                                    ----------   ----------   -------   -----------
2.       To consider and act upon a proposal to (i) amend Symantec's 1996 Equity    27,176,496   23,121,228   135,223       --
         Incentive Plan (the "96 Plan") to make available for issuance an additional 2,275,148 shares of Symantec Common Stock, which will raise the 96 Plan's limit on shares that may be issued pursuant to awards granted from 6,726,654 to 9,001,802, (ii) provide formula grants of option awards to non-employee directors of Symantec and (iii) make certain technical changes to the 96 Plan.

                                                                                                                          Broker
                                                                                        For       Against     Abstain   "Non-Votes"
                                                                                    ----------   ----------   -------   -----------
3.       To consider and act upon a proposal to adopt Symantec's 1998 Employee      47,842,258   2,469,827    119,191        --
         Stock Purchase Plan and reserve 500,000 shares of Symantec Common Stock for issuance thereunder.

4.       To consider and act upon a proposal to ratify the Board of Director's      50,303,004      47,562     82,381        --
         selection of Ernst & Young L.L.P. as Symantec's independent auditors for the 1999 fiscal year.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q or are incorporated by reference:

         10.01 Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California.

         10.02 (i) Participation agreement, as amended by that certain Master Amendment No. 2, dated as of September 21, 1998, by and among Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and The Sumitomo Bank, Limited. (ii) Pledge agreement, as amended, by that certain Master Amendment No. 2, dated as of September 21, 1998, by and among Symantec, the Bank, and Donaldson, Lufkin & Jenrette Securities Corporation.

         10.03 Software license agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report of Form 8-K filed October 5,
                    1998).

         10.04 Rights agreement, dated as of August 12, 1998 between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A filed August 19, 1998).

         10.05 The registrant's Bylaws, as amended and restated effective August 11, 1998 (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report of Form 8-K filed August 19, 1998).

         10.06 Agreement for exchange and purchase and escrow instructions, dated September 22, 1998, by and between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2.

         10.07 Agreement for exchange and purchase and escrow instructions, as amended, dated November 4, 1998 by and between Symantec Corporation and TST Development, L.L.C.

         27.01 Financial Data Schedule for the Six Months Ended September 30, 1998.

         27.02 Financial Data Schedule for the Six Months Ended September 30, 1997 (restated).

(b)      Reports on Form 8-K

         A report on Form 8-K was filed by the Company on August 19, 1998, reporting the adoption of a stockholder rights plan, pursuant to a Rights Agreement, dated August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A filed August 19, 1998.)

         A report on Form 8-K was filed by the Company on October 5, 1998, reporting that the Company acquired rights to Intel Corporation's anti-virus business. Symantec also licensed Intel systems management technology which it will combine with its own antivirus technology to create anti-virus solutions for corporate organizations. This announcement is pursuant to a Software License Agreement, dated September 27, 1998, between Symantec and Intel Corporation.


ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 13, 1998         SYMANTEC CORPORATION




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


                                    /s/  Gregory E. Myers
                                    -------------------------------------------
                                         Gregory E. Myers
                                         Vice President Finance

                                 EXHIBIT INDEX



EXHIBIT
 NUMBER                 DESCRIPTION
 ------                 -----------
 10.01      Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California.

 10.02      (i) Participation agreement, as amended by that certain Master
            Amendment No. 2, dated as of September 21, 1998, by and among Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and
            The Sumitomo Bank, Limited. (ii) Pledge agreement, as amended, by that certain Master Amendment No. 2, dated as of September 21, 1998, by and among Symantec, the Bank, and Donaldson, Lufkin & Jenrette
            Securities Corporation.

 10.03 Software license agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report of Form 8-K filed October 5, 1998).

 10.04      Rights agreement, dated as of August 12, 1998 between Symantec
            Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior
            Participating Preferred Stock, as Exhibit B the Form of Right
            Certificate and as Exhibit C the Summary of Rights to Purchase
            Preferred Shares (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A filed August 19, 1998).

 10.05      The registrant's Bylaws, as amended and restated effective August
            11, 1998 (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report of Form 8-K filed August 19, 1998).

 10.06 Agreement for exchange and purchase and escrow instructions, dated September 22, 1998, by and between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2.

 10.07 Agreement for exchange and purchase and escrow instructions, as amended, dated November 4, 1998 by and between Symantec Corporation and TST Development, L.L.C.

 27.01      Financial Data Schedule for the Six Months Ended September 30, 1998.

 27.02      Financial Data Schedule for the Six Months Ended September 30, 1997
            (restated).