Form 10-Q
period 1999-01-01
SYMANTEC CORP
filed 1999-02-12
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 1999.

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

                              YES [X]         NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,739,880 shares of Delrina exchangeable stock, as of February 1, 1999

COMMON STOCK, PAR VALUE $0.01 PER SHARE                        55,656,505 SHARES

================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                     QUARTERLY PERIOD ENDED JANUARY 1, 1999
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1. Financial Statements

        Consolidated Balance Sheets
           as of December 31, 1998 and March 31, 1998...........................   3

        Consolidated Statements of Operations
           for the three and nine month periods ended December 31,
           1998 and 1997 .......................................................   4

        Consolidated Statements of Cash Flow
           for the nine months ended December 31, 1998 and 1997.................   5

        Notes to Consolidated Financial Statements..............................   6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  18

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  37

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................  38

Item 6. Exhibits and Reports on Form 8-K........................................  38

Signatures. ....................................................................  39

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                             December 31,        March 31,
(In thousands)                                                                  1998               1998
                                                                             ------------        ---------
ASSETS                                                                       (unaudited)
Current assets:
    Cash and short-term investments                                           $ 182,776          $ 225,883
    Trade accounts receivable                                                    61,586             65,158
    Inventories                                                                   6,890              3,175
    Deferred income taxes                                                        23,852             19,677
    Other                                                                        15,355             14,646
                                                                              ---------          ---------
      Total current assets                                                      290,459            328,539
Long-term investments                                                             8,586             34,258
Restricted investments                                                           68,877             59,370
Equipment and leasehold improvements                                             53,831             50,030
Purchased product rights and capitalized software                                30,854              1,470
Goodwill                                                                         47,054                 --
Other                                                                             5,655              2,793
                                                                              ---------          ---------
                                                                              $ 505,316          $ 476,460
                                                                              =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $  48,157          $  34,171
    Accrued compensation and benefits                                            20,622             21,332
    Other accrued expenses                                                      106,868             64,532
    Income taxes payable                                                         11,319             24,634
    6% convertible senior subordinated notes                                     25,000                 --
    Current portion of 7.75% convertible subordinated debentures                  8,333              8,333
                                                                              ---------          ---------
      Total current liabilities                                                 220,299            153,002
7.75% convertible subordinated debentures and other                               5,951              5,951
Long-term obligations                                                             1,455                 --
                                                                              ---------          ---------
      Total long-term liabilities                                                 7,406              5,951
Commitments and contingencies

Stockholders' equity:
    Preferred stock (authorized: 1,000; issued and outstanding: none)                --                 --
    Common stock (authorized: 100,000; issued and outstanding: 55,509
      and 57,109 shares)                                                            555                571
    Capital in excess of par value                                              292,936            310,949
    Minority interest in Quarterdeck                                             (8,136)                --
    Notes receivable from stockholders                                             (144)              (144)
    Retained earnings                                                            11,135             18,690
    Accumulated other comprehensive loss                                        (18,735)           (12,559)
                                                                              ---------          ---------
      Total stockholders' equity                                                277,611            317,507
                                                                              ---------          ---------
                                                                              $ 505,316          $ 476,460
                                                                              =========          =========

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended               Nine Months Ended
                                                             December 31,                    December 31,
                                                      --------------------------      --------------------------
(In thousands, except per share data; unaudited)         1998            1997            1998            1997
------------------------------------------------      ----------      ----------      ----------      ----------
Net revenues                                          $  165,056      $  148,240      $  458,208      $  422,269
Cost of revenues                                          26,637          22,591          68,454          65,900
                                                      ----------      ----------      ----------      ----------
    Gross margin                                         138,419         125,649         389,754         356,369
Operating expenses:
    Research and development                              24,407          21,907          75,143          67,079
    Sales and marketing                                   71,883          68,161         212,287         191,095
    General and administrative                             9,745           9,505          29,198          27,563
    In-process research and development                    7,560              --          41,850              --
    Litigation judgment                                       --              --           5,825              --
    Restructuring and other expenses                          --              --           5,105              --
                                                      ----------      ----------      ----------      ----------
    Total operating expenses                             113,595          99,573         369,408         285,737
                                                      ----------      ----------      ----------      ----------
Operating income                                          24,824          26,076          20,346          70,632

    Interest income                                        2,676           3,290          11,157           9,458
    Interest expense                                        (475)           (318)         (1,126)           (897)
    Other income, net                                        420              67           2,500             721
                                                      ----------      ----------      ----------      ----------
Income before income taxes                                27,445          29,115          32,877          79,914
    Provision for income taxes                            11,202           7,279          19,641          18,963
                                                      ----------      ----------      ----------      ----------
Net income                                            $   16,243      $   21,836      $   13,236      $   60,951
                                                      ==========      ==========      ==========      ==========
Net income per share - basic                          $     0.29      $     0.39      $     0.23      $     1.09
                                                      ==========      ==========      ==========      ==========
Net income per share - diluted                        $     0.28      $     0.37      $     0.23      $     1.02
                                                      ==========      ==========      ==========      ==========
Shares used to compute net income
    per share - basic                                     55,531          56,277          56,675          55,891
                                                      ==========      ==========      ==========      ==========
Shares used to compute net income
    per share - diluted                                   57,633          60,100          58,462          59,991
                                                      ==========      ==========      ==========      ==========

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                 -----------------------------
(In thousands; unaudited)                                                           1998               1997
-------------------------------------------------------------------------        ----------         ----------
Operating Activities:
  Net income                                                                     $   13,236         $   60,951
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of equipment and leasehold improvements            19,145             19,075
    Amortization and write-off of purchased product rights and
     capitalized software                                                             4,294              1,137
    Amortization of goodwill                                                          1,484                 --
    Write-off of in-process research and development                                 41,850                 --
    Write-off of equipment and leasehold improvements                                   298              1,382
    Deferred income taxes                                                            (4,314)                65
    Net change in assets and liabilities, excluding effects of acquisitions:
      Trade accounts receivable                                                      11,095            (18,955)
      Inventories                                                                    (3,328)               388
      Other current assets                                                            2,317             (4,909)
      Capitalized software development costs                                             --                 26
      Other assets                                                                      490               (398)
      Accounts payable                                                                1,951              4,875
      Accrued compensation and benefits                                              (2,771)             3,257
      Other accrued expenses                                                         13,584              9,875
      Income taxes payable                                                          (13,472)            10,696
                                                                                 ----------         ----------
Net cash provided by operating activities                                            85,859             87,465
                                                                                 ----------         ----------
Investing Activities:
  Capital expenditures                                                              (19,177)           (20,148)
  Purchased intangibles                                                              (3,901)              (554)
  Purchase of IBM's anti-virus business                                              (8,000)                --
  Purchase of Binary Research Limited's operations                                  (27,500)                --
  Purchase of majority interest in Quarterdeck Corporation                          (30,278)                --
  Purchase of Intel's anti-virus business                                           (11,889)                --
  Purchases of marketable securities                                               (128,633)          (176,927)
  Proceeds from sales of marketable securities                                      212,018            129,526
  Purchases of long-term, restricted investments                                     (9,507)            (7,626)
                                                                                 ----------         ----------
Net cash used in investing activities                                               (26,867)           (75,729)
                                                                                 ----------         ----------
Financing Activities:
  Repurchase of common stock                                                        (56,341)           (21,346)
  Net proceeds from sales of common stock and other                                  16,739             23,707
                                                                                 ----------         ----------
Net cash provided by (used in) financing activities                                 (39,602)             2,361
                                                                                 ----------         ----------

Effect of exchange rate fluctuations on cash and cash equivalents                    (8,252)            (3,130)
Increase in cash and cash equivalents                                                11,138             10,967
Beginning cash and cash equivalents                                                 139,013             95,758
                                                                                 ----------         ----------
Ending cash and cash equivalents                                                 $  150,151         $  106,725
                                                                                 ==========         ==========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 1998 and for the three and nine month periods ended December 31, 1998 and 1997 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

During the December 1998 quarter, the Company acquired a 63% interest in Quarterdeck Corporation ("Quarterdeck"). Under purchase accounting rules, Symantec's operations have been combined with Quarterdeck's from the point the equity interest was acquired. Symantec's equity section of the balance sheet includes a minority interest line, which represents 37% of Quarterdeck's net deficit. (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the September 1998 quarter, the Company acquired Intel Corporation's ("Intel") anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the June 1998 quarter, the Company acquired International Business Machine's ("IBM") anti-virus business and Binary Research Limited's ("Binary") operations (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the date of acquisition.

On January 6, 1999, the Company received a comment letter from the Securities and Exchange Commission with respect to its Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended October 2, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions relating to the write-off of associated in-process research and development costs. The Company is in the process of re-evaluating the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarters ended June, September and December, 1998 and the related year-to-date amounts may be restated.

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and were effective for Symantec beginning with the June 30, 1998 quarter. In December 1998, AcSEC issued SOP 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of Symantec's fiscal year 2000. Symantec plans early adoption of SOP 98-9 on its financial statements and related disclosures beginning in the March 1999 quarter. This early adoption is not expected to have a material impact on its financial condition or results of operations.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 1998, March 31, 1998 and December 31, 1997 reflect amounts as of and for the periods ended January 1, 1999, April 3, 1998 and January 2, 1998, respectively. The nine months ended December 31, 1998 comprised 39 weeks of revenue and expense activity, while the comparable prior year period comprised 40 weeks.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2. BALANCE SHEET INFORMATION

                                                                 December 31,        March 31,
(In thousands)                                                       1998               1998
----------------------------------------------------------       ------------        ----------
                                                                  (unaudited)
Cash, cash equivalents and short-term investments:
  Cash                                                            $   52,886         $   28,236
  Cash equivalents                                                    97,265            110,777
  Short-term investments                                              32,625             86,870
                                                                  ----------         ----------
                                                                  $  182,776         $  225,883
                                                                  ==========         ==========
Trade accounts receivable:
  Receivables                                                     $   67,414         $   69,574
  Less: allowance for doubtful accounts                               (5,828)            (4,416)
                                                                  ----------         ----------
                                                                  $   61,586         $   65,158
                                                                  ==========         ==========
Inventories:
  Raw materials                                                   $    2,043         $    1,091
  Finished goods                                                       4,847              2,084
                                                                  ----------         ----------
                                                                  $    6,890         $    3,175
                                                                  ==========         ==========
Equipment and leasehold improvements:
  Computer hardware and software                                  $  130,110         $  107,724
  Office furniture and equipment                                      33,225             29,407
  Leasehold improvements                                              24,376             21,038
                                                                  ----------         ----------
                                                                     187,711            158,169
  Less: accumulated depreciation and amortization                   (133,880)          (108,139)
                                                                  ----------         ----------
                                                                  $   53,831         $   50,030
                                                                  ==========         ==========
Purchased product rights and capitalized software:
  Purchased product rights and technologies                       $   40,085         $    1,358
  Capitalized software development costs                               2,363              2,414
  Less: accumulated amortization of purchased product
        rights and technologies                                       (9,391)              (563)
  Less: accumulated amortization of capitalized software
        development costs                                             (2,203)            (1,739)
                                                                  ----------         ----------
                                                                  $   30,854         $    1,470
                                                                  ==========         ==========
Other accrued expenses:
  Deferred revenue                                                $   46,090         $   25,537
  Marketing development funds                                         10,545             12,815
  Current obligations related to the purchase of
    Quarterdeck                                                        9,000                 --
  Current obligations related to the purchase of IBM
    anti-virus business                                                8,000                 --
  Other                                                               33,233             26,180
                                                                  ----------         ----------
                                                                  $  106,868         $   64,532
                                                                  ==========         ==========
Accumulated other comprehensive income loss:
  Unrealized gain (loss) on available-for-sale investments        $     (625)        $      157
  Cumulative translation adjustment                                  (18,110)           (12,716)
                                                                  ----------         ----------
                                                                  $  (18,735)        $  (12,559)
                                                                  ==========         ==========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3. NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which was required to be adopted by Symantec for the fiscal period ending December 31, 1997. The following table sets forth the calculations underlying Symantec's basic and diluted net income per share for the periods presented.

                                                        Three Months Ended          Nine Months Ended
                                                           December 31,                December 31,
                                                      ----------------------      ----------------------
(In thousands, except per share data; unaudited)        1998          1997          1998          1997
------------------------------------------------      --------      --------      --------      --------
BASIC NET INCOME PER SHARE
Net income                                            $ 16,243      $ 21,836      $ 13,236      $ 60,951
                                                      ========      ========      ========      ========
Weighted average number of common
    shares outstanding during the period                55,531        56,277        56,675        55,891
                                                      ========      ========      ========      ========
Basic net income per share                            $   0.29      $   0.39      $   0.23      $   1.09
                                                      ========      ========      ========      ========
DILUTED NET INCOME PER SHARE
Net income                                            $ 16,243      $ 21,836      $ 13,236      $ 60,951
Interest on convertible subordinated
    debentures, net of income tax effect                   169           169            --           523
                                                      --------      --------      --------      --------
Net income, as adjusted                               $ 16,412      $ 22,005      $ 13,236      $ 61,474
                                                      ========      ========      ========      ========
Weighted average number of common
    shares outstanding during the period                55,531        56,277        56,675        55,891
Shares issuable from assumed exercise
    of options                                             912         2,633         1,787         2,870
Shares issuable from assumed conversion
    of convertible subordinated debentures               1,190         1,190            --         1,230
                                                      --------      --------      --------      --------
Total shares for purpose of calculating
    diluted net income per share                        57,633        60,100        58,462        59,991
                                                      ========      ========      ========      ========
Diluted net income per share                          $   0.28      $   0.37      $   0.23      $   1.02
                                                      ========      ========      ========      ========

For the nine months ended December 31, 1998, 1,190,000 shares issuable upon conversion of convertible subordinated debentures and $507,000 of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4. RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:

                                               Three Months Ended           Nine Months Ended
                                                  December 31,                 December 31,
                                            ------------------------      ---------------------
(In thousands; unaudited)                     1998           1997           1998        1997
--------------------------------------      ---------      ---------      ---------   ---------
Personnel severance                         $      --      $      --      $   3,800   $      --
Planned abandonment of manufacturing
  facility lease                                   --             --          1,305          --
                                            ---------      ---------      ---------   ---------
Total restructuring and other expenses      $      --      $      --      $   5,105   $      --
                                            =========      =========      =========   =========

During the quarter ended September 30, 1998, the Company implemented a plan to restructure certain of its operations, which included outsourcing its domestic manufacturing operations. As a result, it recorded $3.8 million for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and $1.3 million for the planned abandonment of a manufacturing facility lease. As of December 31, 1998, $3.1 million of the $5.1 million had been incurred. These activities will be substantially completed by the end of March 1999.

As of December 31, 1998, total accrued acquisition, restructuring and other expenses were approximately $4.3 million and include approximately $1.6 million for the elimination of duplicative and excess facilities, $0.9 million for personnel severance and $1.8 million for other expenses.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," beginning with the quarter ended June 30, 1998. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components; however, it has no impact on net income or stockholders' equity. The components of comprehensive income, net of tax, are as follows:

                                                            Three Months Ended            Nine Months Ended
                                                                December 31,                 December 31,
                                                          -----------------------       -----------------------
(In thousands; unaudited)                                   1998           1997           1998           1997
----------------------------------------------------      --------       --------       --------       --------
Net income                                                $ 16,243       $ 21,836       $ 13,236       $ 60,951
Other comprehensive income (loss):
    Add: change in unrealized gain (loss) on
         available-for-sale investments,
         net of a tax provision (benefit) of ($125),
         $35, ($250) and $65                                  (267)           117           (532)           218
    Less: reclassification adjustment for gains
         included in net income,
         net of a tax provision of $0, $0,
         $146 and $0                                            --             --            310             --
    Add: change in cumulative translation
         adjustment ("CTA"), net of a tax
         benefit of ($42), ($547), ($1,726)
         and ($1,033)                                          (89)        (1,830)        (3,668)        (3,457)
    Less: reclassification adjustment for CTA
         included in net income,
         net of a tax provision of $0,
         $0, $604 and $0                                        --             --          1,284             --
                                                          --------       --------       --------       --------
Total other comprehensive loss                                (356)        (1,713)        (5,794)        (3,239)
                                                          --------       --------       --------       --------
Comprehensive income                                      $ 15,887       $ 20,123       $  7,442       $ 57,712
                                                          ========       ========       ========       ========

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

On February 4, 1998, CyberMedia, Inc. ("CyberMedia,"), which in September 1998 was acquired by Network Associates, filed a lawsuit in the United States District Court, Northern District of California, against Symantec, ZebraSoft Inc., and others, alleging that Symantec's Norton Uninstall Deluxe infringes CyberMedia's copyright, and asserting related state law claims. The suit requests damages, injunctive relief, costs and attorneys fees. In May 1998, CyberMedia filed a motion seeking a preliminary injunction prohibiting sale or development of the challenged code, which preliminary injunction was granted with respect to Symantec's domestic activities in September 1998. Subsequently, Symantec ceased selling the Norton Uninstall Deluxe product. Symantec believes

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

it has meritorious defenses to this claim and intends to defend the action vigorously.

On February 19, 1998, a class action complaint was filed by the Milberg, Weiss, Bershad, Hynes & Lerach law firm in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998 by an Oregon law firm. Those actions were consolidated, and a consolidated amended complaint was filed in late October 1998. The complaint purports to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus to function properly after the year 2000. The complaint seeks unspecified damages and injunctive relief. Symantec believes that these actions have no merit and intends to defend itself vigorously.

In connection with the May 1998 asset purchase agreement with IBM (see Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q), claims of patent infringement previously asserted by IBM with respect to certain of the Company's products were resolved. The terms of resolution were not material to Symantec.

In July 1998, the Ontario Court of Justice (General Division) ruled that Symantec should pay a total of approximately $6.8 million for damages and legal costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. Symantec inherited the case through its 1995 acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Symantec has appealed the decision. Symantec recorded a charge of $5.8 million in June 1998 representing the unaccrued portion of the judgment plus costs.

In March 1997, a class action complaint was filed against Quarterdeck in San Diego County Superior Court. The case was later transferred to and is currently pending in Los Angeles County Superior Court. The complaint, purportedly on behalf of a class of purchasers of Quarterdeck's MagnaRAM2 product, seeks damages and injunctive relief under the Consumers Legal Remedies Act and Business and Professions Code sections beginning with 17200 and 17500. Symantec believes these claims to be without merit and intends to defend itself vigorously. This case was inherited by Symantec as a result of its recent acquisition of a majority interest in Quarterdeck (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against Quarterdeck. The complaint alleges that Quarterdeck's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. Symantec believes this action has no merit and intends to defend the lawsuit vigorously. This lawsuit was inherited by Symantec as a result of its recent acquisition of a majority interest in Quarterdeck . (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

On July 30, 1998, a class action complaint was filed against Quarterdeck in the Supreme Court of the State of New York, County of New York, on behalf of a purported class of purchasers of Procomm Plus version 4.0 for Windows product (the "Product"). The complaint purports to assert claims for breach of warranty and violation of New York's Consumer Protection From Deceptive Acts and Practices Act arising from the Product's inability to process dates containing the year 2000. The complaint seeks unspecified damages. Symantec believes these claims to be without merit and intends to defend the lawsuit vigorously. This lawsuit was inherited by Symantec as a result of its recent acquisition of a majority interest in Quarterdeck. (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

Over the past few years, it has become common for software companies, including Symantec, to receive claims of patent infringement. Symantec is currently evaluating claims of patent infringement asserted by several parties, with respect to certain of the Company's products. While the Company believes that it has valid defenses to these

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

NOTE 7. STOCK REPURCHASE

On June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of Symantec's outstanding common stock before December 31, 1998. Among other purposes, repurchased shares are used for employee stock purchase programs and option grants. The Company completed the repurchase as of October 30, 1998, repurchasing a total of 2.875 million shares at prices ranging from $13.10 to $27.21, for an aggregate amount of approximately $56.3 million. Of the $56.3 million, approximately $20.8 million was charged to retained earnings after appropriate amounts were deducted from common stock and capital in excess of par.

NOTE 8. ACQUISITIONS

Effective May 18, 1998, Symantec entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, Symantec assumed the majority of IBM's license arrangements with customers of IBM anti-virus. In return for the various rights acquired by Symantec from IBM, Symantec agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received by Symantec from distribution of immune-enabled Symantec products and immune services provided by Symantec using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. Symantec also entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. Symantec assumed liabilities of $3.0 million and incurred additional expenses of approximately $1.3 million as part of the transaction. As of December 31, 1998, Symantec paid IBM $8.0 million in cash with the remaining $8.0 million payable in two equal installments in August 1999 and November 1999. Under the transaction, Symantec recorded approximately $16.0 million for in-process research and development, $3.0 million for goodwill and $1.3 million for certain prepaid research and development and other assets. The amount of in-process research and development was established by a valuation specialist based on management's estimates. Goodwill and intangibles will be amortized over 5 years. As of December 31, 1998, the Company incurred approximately $0.3 million in goodwill amortization expense related to this asset.

On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased the operations of Binary, an Auckland, New Zealand based company, for $27.5 million. Symantec also incurred $0.7 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $13.3 million for in-process research and development and $14.2 million for capitalized software technology, with the remainder of the purchase price allocated to net tangible and intangible assets. The amount of in-process research and development was established by a valuation specialist based on management's estimates. The capitalized software and intangibles are being amortized over a 3 year period. As of December 31, 1998, the Company has incurred approximately $2.8 million of amortization expense related to this asset.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On September 28, 1998, Symantec entered into an agreement whereby it purchased Intel Corporation's anti-virus business for approximately $16.5 million. Symantec also licensed Intel systems management technology, which it will combine with its own anti-virus technology to create improved anti-virus management solutions for corporate organizations. As part of the agreement, Intel will continue to support its anti-virus customers and will transition responsibility for support to Symantec by June 1999. In addition, Intel will promote Norton AntiVirus through its worldwide reseller channels. As of December 31, 1998, Symantec had paid approximately $11.9 million under the agreement. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $5.0 million for in-process research and development, $10.7 million for capitalized software technology and $0.8 million for certain intangible assets. The amount of in-process research and development was established by a valuation specialist based on management's estimates. The capitalized software and intangibles are being amortized over a 5 year period. As of December 31, 1998, the Company has incurred approximately $0.5 million of amortization expense related to this asset.

On October 15, 1998, Symantec signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, Symantec completed its tender offer for the common stock of Quarterdeck acquiring an approximately 63% interest. Symantec intends to acquire Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement signed on October 15, 1998. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $7.6 million of acquired in-process research and development, $4.4 million of capitalized software technology, $45.6 million of goodwill and $1.8 million was allocated to other intangibles. The amounts included in the Company's financial statements represent approximately 63% of the total amount Symantec will ultimately record once the merger is completed. The amount of in-process research and development was established by a valuation specialist based on management's estimates. As of December 31, 1998, the Company incurred approximately $0.1 million of capitalized software amortization expense and $1.1 million of goodwill amortization expense related to this acquisition. The workforce in place is being amortized over 2 years. The capitalized software, goodwill and other intangibles will be amortized over a 5 year period. (See Agreement and Plan of Merger, dated October 15, 1998, among Symantec, Purchaser, and Quarterdeck filed with Symantec's Schedule 14D-1 on October 19, 1998). Through its acquisition of a majority interest in Quarterdeck, Symantec inherited Quarterdeck's 6% convertible senior subordinated notes("Notes"). Quarterdeck issued $25 million principal amount of Notes, due 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes are required to be paid in full without any premium upon the earlier of consummation of the Merger or March 31, 1999.

PRO FORMA. The following unaudited pro forma results of operations for the three and nine month periods ended December 31, 1998 and 1997 are as if the acquisition of Binary and Quarterdeck had occurred at the beginning of each period presented. The pro forma information excludes approximately $7.6 million and $20.9 million of in-process research and development for the three month and nine month periods ended December 31, 1998, respectively. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of each period presented or of future operating results.

                                                       Three Months Ended           Nine Months Ended
                                                           December 31,                December 31,
                                                      ----------------------      ----------------------
(In thousands, except per share data; unaudited)        1998          1997          1998          1997
------------------------------------------------      --------      --------      --------      --------
Net revenues                                          $165,331      $171,971      $478,159      $486,851
                                                      ========      ========      ========      ========
Net income                                            $ 17,753      $ 21,714      $  8,857      $ 38,303
                                                      ========      ========      ========      ========
Basic net income per share                            $   0.32      $   0.39      $   0.16      $   0.69
                                                      ========      ========      ========      ========
Diluted net income per share                          $   0.31      $   0.36      $   0.15      $   0.64
                                                      ========      ========      ========      ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9. SUPPLEMENTAL CASH FLOWS INFORMATION


                                                                        December 31,
(In thousands; unaudited)                                                   1998
--------------------------------------------------------------          ------------
Binary
    Fair value of assets acquired                                         $ 27,500
                                                                          ========
    Cash paid                                                             $ 27,500
                                                                          ========
IBM Immune System Technology and anti-virus business
    Fair value of assets acquired                                         $ 20,250
                                                                          ========
    Expenses incurred                                                     $  1,250
    Liabilities assumed                                                      3,000
    Current obligation                                                       8,000
    Cash paid                                                                8,000
                                                                          --------
        Total                                                             $ 20,250
                                                                          ========
Intel's anti-virus business
    Fair value of assets acquired                                         $ 16,525
                                                                          ========
    Current obligations                                                   $  3,181
    Long-term obligations                                                    1,455
    Cash paid                                                               11,889
                                                                          --------
        Total                                                             $ 16,525
                                                                          ========
Majority Interest in Quarterdeck
    Majority Interest in Quarterdeck                                      $ 59,347
                                                                          ========
    Expenses incurred                                                     $    518
    Net liabilities assumed                                                 28,551
    Cash paid                                                               30,278
                                                                          --------
        Total                                                             $ 59,347
                                                                          ========

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of the Company's common stock at a substantially discounted price.

If a person becomes an Acquiring Person and the Company is acquired in a merger or other business combination, or 50% or more of its assets are sold to an Acquiring Person, the holder of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price. After a person has become an Acquiring Person, the Company's Board of Directors may, at its option, require the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of the Company's common stock per right.

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

NOTE 11. LEASED BUILDINGS

In fiscal 1997, Symantec entered into lease agreements for two existing office buildings (Cupertino City Center One or "CCC1" and World Head Quarters or "WHQ"), one parcel of land and one office building under construction (Cupertino City Center Five or "CCC5") in Cupertino, California. In connection with these leases, the Company is required to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. In addition, the Company is obligated to comply with certain financial covenants. Future acquisitions may cause the Company to be in violation of these financial covenants, at which time the Company will need to have the covenants amended or waived. On September 22, 1998, an agreement was entered into, subject to certain closing conditions, whereby the landlord intends to exchange CCC5 for another leased building (Cupertino City Center Two or "CCC2") both located in Cupertino, California. If this transaction is consummated, Symantec would move both personnel and equipment into CCC2 once certain tenant improvements are completed. In conjunction with this move, Symantec would be relieved of responsibility for its lease of WHQ. Due diligence for the aforementioned exchange was completed on December 15, 1998 and the parties completed the transaction on February 10, 1999.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will be effective for Symantec at the beginning of the June 2000 quarter for both annual and interim reporting periods. Symantec is evaluating the potential impact of this accounting pronouncement on required disclosures and accounting practices.

NOTE 13. SUBSEQUENT EVENTS

CONVERSION OF OUTSTANDING 7.75% CONVERTIBLE SUBORDINATED DEBENTURES. During the first week of February 1999, the holders of Symantec's 7.75% convertible subordinated debentures converted the entire remaining $14.3 million principal amount into 1,190,332 shares of Symantec common stock. The conversion of these shares of

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

common stock were issued in a transaction which was exempt from registration under the Securities Act of 1933.

LINE OF CREDIT AMENDMENT. As of January 26, 1999, certain covenants under the Company's $10 million bank line of credit were amended. The line of credit is available for general corporate purposes. The amendments were effective January 1, 1999. As of January 1, 1999, the Company is in compliance with all covenants under the Credit Agreement and there were no borrowings and less than $1 million in standby letters of credit outstanding under this line. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants. However, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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

The use of a Web browser (running on either a PC or network computer) to access client/server systems is emerging as an alternative to traditional desktop access through operating systems that are resident on personal computers. Should the functionality associated with such system access reduce the need for Symantec's products, the Company's future net revenues and operating results could be adversely affected.

OPERATING SYSTEM. The release and subsequent customer acceptance of current or enhanced operating systems are particularly important events that increase the uncertainty and volatility of Symantec's results. Should the Company be unable to successfully and timely develop products that operate under existing or new operating systems, or should pending or actual releases of the new operating systems delay the purchase of Symantec's products, the Company's future net revenues and operating results could be materially adversely affected.

Microsoft has incorporated advanced utilities including telecommunications, facsimile and data recovery utilities in Windows 95 and has included additional product features in Windows 98, including enhanced disk repair, defragmentation, system file maintenance, ISDN support and PPTP virtual private networking, that may decrease the demand for certain of the Company's products, including those currently under development. Fax capabilities were dropped from Windows 98. Microsoft may also include additional features in new versions of Windows 2000 that could decrease demand for certain of the Company's products intended for Windows 2000, including those currently under development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for certain of the Company's products, including those currently under development. Moreover, functionality previously provided only by software may be incorporated directly into hardware, potentially reducing demand for Symantec's products. Also, Symantec's competitors may license certain of their products to Microsoft and OEMs for inclusion with their operating systems, add-on products or hardware, which may also reduce the demand for certain of the Company's products.

PERSONAL COMPUTERS, HARDWARE AND MICROSOFT WINDOWS 98. Shifts in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past, and may in the future, result in reduced revenues which have had and would have a material adverse affect on operating results.

Microsoft's Windows 98 operating system was introduced during the June 1998 quarter. The Company's ability to generate revenue from many of its current products, and products currently under development, could be less than anticipated in future periods due to reported incompatibilities by end-users, and delays in the purchase of Symantec's products as end-users first deploy Windows 98. The Company believes that weak retail software sales during the June and September 1998 quarters compared to the March 1998 quarter were due, in part, to the release of Windows 98 at the end of the June 1998 quarter. In addition, the Company may face declining sales following Microsoft's introduction of Windows 2000 (formerly known as Windows NT 5.0) currently scheduled for 1999.

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

CONSOLIDATION IN THE INDUSTRY. Consolidation in the software industry continues to occur, with competing companies merging or acquiring other companies in order to capture market share or expand product lines. As this consolidation occurs, the nature of the market may change as a result of fewer players dominating particular markets, potentially providing consumers with fewer choices. Also, certain of these companies offer a broader range of products than Symantec, ranging from desktop to enterprise solutions, and Symantec may not be able to compete effectively against certain competitors. Any of these changes may have a significant adverse affect on Symantec's future revenues and operating results.

DEPENDENCE ON THE INTERNET. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service, or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to support the functionality of certain of the Company's products, or to distribute software. Should the Company be unsuccessful in timely assimilating changes in the Internet environment into its business operations and product development efforts, the Company's future net revenues and operating results could be adversely affected.

PRICE COMPETITION. Price competition is often intense in the microcomputer software market, especially in regards to utility and anti-virus products, and may continue to increase and become even more significant in the future, resulting in reduced profit margins. Should competitive pressures in the industry continue to increase in regards to utility and anti-virus products, Symantec may be required to reduce prices and/or increase its spending on sales, marketing and research and development of these products as a percentage of net revenues, resulting in lower profit margins. These actions may not be sufficient to offset the impact of price competition on the Company's business and net revenues, resulting in adverse impacts on revenue, income and cash flow.

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

QUARTERLY BUYING PATTERNS; ABSENCE OF BACKLOG. Most resellers tend to make a majority of their purchases at the end of the fiscal quarter, in part because they are able, or believe that they are able, to negotiate lower prices and more favorable terms. This is also true of corporate customers that negotiate site licenses near the end of each quarter. This end-of-period buying pattern means that forecasts of quarterly and annual financial results are particularly vulnerable to the risk that they will not be achieved, either because expected sales do not occur or because they occur at lower prices or on less favorable terms to the Company.

A significant proportion of the Company's revenues are generated during the last month of the quarter. The reliance on a large proportion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of the quarter result in increased uncertainty relating to quarterly revenues, and increase the chances that the Company's results could diverge from the expectations of investors and analysts.

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

NEW DISTRIBUTION CHANNELS. Symantec may not be able to develop an effective method of distributing its software products utilizing the rapidly evolving software distribution channels that leverage the use of the Internet. The presence of new channels could adversely impact existing channels and/or product pricing, which could have a material adverse impact on the Company's future revenues and profitability. Symantec currently offers a broad range of products and services over the Internet.

CHANNEL FILL. The Company's pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Distributor inventories may decrease between the date Symantec announces a new version or new product and the date of release, because distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. The impact of channel fill is somewhat mitigated by the Company's deferral of revenue associated with distributor and reseller inventories estimated to be in excess of appropriate levels; however, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

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

SITE LICENSES. Symantec sells volume license programs (corporate site licenses) through the distribution channel and through corporate resellers. If the corporate marketplace grows and becomes a bigger component of the overall marketplace, the Company may not be successful in expanding this growing corporate segment.

RELIANCE ON JOINT BUSINESS ARRANGEMENTS. Symantec has entered into various development or joint business arrangements for the purpose of developing new software products and enhancements to existing software products and gaining presence in new markets, and Symantec may continue to do this in the future. Depending on the nature of each such arrangement, the development, distribution, sale or marketing of the resulting product may be controlled either by Symantec or its business partner. Products resulting from joint business arrangements may not be technologically successful, may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future.

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

ACQUISITIONS. Symantec has completed a number of acquisitions and may acquire other companies and technology in the future. Acquisitions involve a number of special risks, including the diversion of management's attention to integrate the operations and personnel of the acquired companies in an efficient and timely manner, the retention of key employees, the burden of presenting a unified corporate image and the integration of acquired products and of research and development and sales efforts. In addition, because the employees of acquired companies have frequently remained in their existing geographically diverse locations, the Company has not achieved certain economies of scale that might otherwise have been realized. Such economies of scale may not be realized in the future.

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

FOREIGN OPERATIONS. A significant portion of Symantec's revenues, manufacturing costs and operating expenses are transacted outside of the United States and in foreign currencies. As a result, the Company's results may be materially and adversely affected by fluctuations in currency exchange rates, as well as increases in duty rates, exchange or price controls or other restrictions on foreign currencies. Symantec utilizes natural hedging to mitigate

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Symantec's foreign currency transaction exposure and hedges certain residual balance sheet positions through the use of one-month forward contracts. These strategies may not continue to be effective, and the Company may not be successful in accurately forecasting transaction gains or losses. The Company expects that its non-U.S. dollar denominated activities may increase in the future. Continued fluctuations in the currency markets could materially and adversely impact Symantec's revenues.

The Company's international operations are also subject to other risks common to international operations, such as political and economic instability, government regulations, import restrictions, economic volatility, repatriation restrictions and, in certain jurisdictions, reduced protection for the Company's copyrights and trademarks, all of which could have an adverse affect on the Company's operating results.

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

MANAGEMENT OF EXPANDING OPERATIONS. Symantec continually evaluates its product and corporate strategy and has in the past and will in the future undertake organizational changes and/or product and marketing strategy modifications which are designed to maximize market penetration, maximize use of limited corporate resources and develop new products and product channels. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful, and the Company may not realize any benefit from these efforts.

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in a number of such disputes and litigation, and may be involved in such disputes and/or litigation in the future. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, such a result could have a material adverse affect on Symantec's business, operating results and financial condition (See
Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q).

SOFTWARE DEFECTS AND PRODUCT LIABILITY. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. In the past, for example, Symantec's anti-virus software products have incorrectly detected viruses that do not exist. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, defects and errors could be found in current versions, future upgrades to current products or newly developed and released products, despite testing prior

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

EUROCURRENCY CONVERSION. On January 1, 1999 the euro became the common currency of 11 of the 15 member countries of the European Union. The national currencies of these 11 countries will coexist with the euro at fixed exchange rates through December 31, 2001. Euro denominated bills and coins will be introduced on January 1, 2002, and by July 1, 2002 the national currencies will no longer be legal tender.

Symantec established a euro task force to address the business implications of the euro. The task force implemented changes to its system and processes in order to be euro ready on January 1, 1999. The Company will continue to evaluate the impact of the euro and expects to make further changes to accommodate doing business in the euro.

The Company expects the euro will dictate changes in its foreign exchange hedging program, and this may lead to increased fluctuations in foreign currency hedging results. Based on current information, the Company does not believe the euro will have a material adverse impact on its operations or financial condition.

YEAR 2000 - PRODUCT LIABILITY. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products that are not the most currently released or that are not currently being developed may not be Year 2000 compliant. The Company sells some of its older product lines, which are not being actively developed and updated, and such products are also not necessarily Year 2000 compliant. Symantec is currently party to a lawsuit related to the alleged inability of pre-version 4.0 Norton AntiVirus products to function properly in respect to Year 2000. Symantec believes that this lawsuit has no merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse affect on the results of operations and financial condition of the Company . Depending, however, on the amount and timing of an unfavorable resolution of this lawsuit, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q).

YEAR 2000 - PRODUCT DEMAND. With the emerging requirements on Year 2000 compliance and functionality, many enterprise customers may use their Information Technology (IT) budgets in 1999 to focus on Year 2000 issues and thus IT organizations may be unwilling to deploy new software until after the Year 2000. Either of these factors could reduce sales of Symantec products and could have an adverse affect on revenues.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The Year 2000 Project is divided into several phases:

  Assessment - where the vulnerability of the hardware, software, process or service element is identified.

  Planning - where corrective action is determined for each vulnerable element.

  Remediation and Unit Test - where the corrective action is taken and initial testing is performed.

  Limited System Test - where related elements are tested together, using dates in the vulnerable range.

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

                                                       PHASE AND STATUS OR DUE DATE
                                        ------------------------------------------------------------
                                                                                        Limited
SUB-PROJECT                             Assessment      Planning        Remediation     System Test
-----------                             ----------      --------        -----------     ------------
Business Systems                        Complete        Complete        Complete        Jan-Jun 1999

Networks, Servers & Communications
           Americas and EMEA            Complete        Complete        Jan-Jun 1999    Jul-Dec 1999
           Japan & Asia/Pacific         March 1999      March 1999      Jan-Jun 1999    Jul-Dec 1999

Desktop and Mobile Computers            Jan-Jun 1999    Jan-Jun 1999    Jan-Jun 1999    Jul-Dec 1999

Buildings and Related Facilities        Jan-Mar 1999    Mar 1999        Jan-Jun 1999    Jul-Dec 1999

Suppliers and Outside Services          Jan-Mar 1999    Mar 1999        Jan-Jun 1999    Jul-Dec 1999

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

As testing of Year 2000 functionality of the Company's systems must occur in a simulated environment, the Company will not be able to test fully all Year 2000 interfaces and capabilities prior to the Year 2000. The Company believes that its exposure on Year 2000 issues is not material to its business as a whole and has not deferred any other information systems projects as a result of its focus on Year 2000 compliance issues. Periodic updates regarding the Year 2000 status are provided to both the Executive Staff and Board of Directors.

If certain key suppliers or distributors should suffer business interruptions due to Year 2000 problems, the Company could be forced to delay product shipments. If there should be significant periods of electric power or telephone service interruptions, some of the Company's facilities might be unable to operate. The Company maintains Business Recovery Plans for its major locations to provide for orderly response to various disaster scenarios. These will be reviewed and augmented to provide contingency plans for potential Year 2000 related problems, both internal and external. Completion of the analysis and the associated contingency plans is scheduled for June 1999.

RISK OF ACCOUNTING TREATMENT. The Company has received requests from the staff of the Securities and Exchange Commission for additional information regarding the accounting for certain of its acquisitions, including questions relating to the write-off of associated in-process research and development costs. The Company cannot determine at this time the effect, if any, that the outcome of this matter will have on its reported financial position or results of operations. However, should the staff of the Securities and Exchange Commission require the Company to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

retroactively record any adjustments, the effect could have an adverse impact on the future trading prices of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OVERVIEW

Symantec develops utility software for business and personal computing. Symantec's business strategy is to satisfy customer needs by developing and marketing products that make customers productive and keep their computers safe and reliable - anywhere, anytime. These products are developed for multiple operating platforms.

Founded in 1982, the Company has offices in the United States, Canada, Mexico, Asia, Australia, New Zealand, Europe, Africa and South America.

Symantec has a 52/53-week fiscal accounting year. The nine months ended December 31, 1998 comprised 39 weeks of revenue and expense activity, while the comparable prior year period comprised 40 weeks.

RESULTS OF OPERATIONS

During the December 1998 quarter, the Company acquired a majority interest in Quarterdeck Corporation ("Quarterdeck") (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the September 1998 quarter, the Company acquired Intel Corporation's ("Intel") anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the June 1998 quarter, the Company acquired International Business Machine's ("IBM") anti-virus business and the operations of Binary Research Limited ("Binary") (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). The results of operations from these acquisitions have been included in Symantec's results of operations from the date of acquisition.

On January 6, 1999, the Company received a comment letter from the Securities and Exchange Commission with respect to its Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended October 2, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions relating to the write-off of associated in-process research and development costs. The Company is in the process of re-evaluating the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarters ended June, September and December, 1998 and the related year-to-date amounts may be restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                   Three Months                      Nine Months
                                                       Ended          Percent            Ended          Percent
                                                    December 31,      Change          December 31,      Change
                                                  ---------------    in Dollar      ---------------    in Dollar
(Unaudited)                                       1998       1997     Amounts       1998       1997     Amounts
                                                  ----       ----    ---------      ----       ----    ---------
Net revenues ...............................       100%       100%        11%        100%       100%         9%
Cost of revenues ...........................        16         15        (18)         15         16          4
                                                                        ----        ----       ----       ----
      Gross margin .........................        84         85         10          85         84          9
Operating expenses:
    Research and development ...............        15         15         11          17         16         12
    Sales and marketing ....................        43         46          5          46         45         11
    General and administrative .............         6          6          3           7          6          6
    In-process research and
      development ..........................         5         --         --           9         --         --
    Litigation judgment ....................        --         --         --           1         --         --
    Restructuring and other expenses .......        --         --         --           1         --         --
                                                  ----       ----                   ----       ----
      Total operating expenses .............        69         67         14          81         67         29
                                                  ----       ----                   ----       ----

Operating income ...........................        15         18         (5)          4         17         71
Interest income ............................         2          2        (19)          2          2         18
Interest expense ...........................        --         --         49          --         --         26
Other income, net ..........................        --         --        527           1         --        247
                                                  ----       ----                   ----       ----
Income before income taxes .................        17         20         (6)          7         19         59

Provision for income taxes .................         7          5         54           4          5          4
                                                  ----       ----                   ----       ----
Net income .................................        10%        15%       (26)          3%        14%        78
                                                  ====       ====                   ====       ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

NET REVENUES.

Net revenues were approximately $165 million in the December 1998 quarter, an increase of 11% from $148 million in the December 1997 quarter. Net revenues increased 9% to $458 million in the nine-month period ended December 31, 1998 from $422 million in the nine-month period ended December 31, 1997.

Revenues from corporate sales were higher for both the three and nine-month periods ended December 31, 1998 when compared to the same periods ended December 31, 1997. In addition, revenues were higher in both the three and nine month periods ended December 31, 1998 over the same periods ended December 31, 1997 due to Symantec's sales growth in Europe. Revenues from retail sales were somewhat lower in both the three and nine month periods ended December 31, 1998 in comparison to the three and nine month periods ended December 31, 1997, primarily due to a general softness in the retail markets in the United States.

BUSINESS UNITS. The Security and Assistance business unit is dedicated to assisting in customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 57% and 51% of the Company's total net revenues in the quarters ended December 31, 1998 and 1997, respectively. The Security and Assistance business unit comprised approximately 52% and 49% of the Company's total net revenues in the nine-month periods ended December 31, 1998 and 1997, respectively. Increased net revenues for the business unit in the comparable three and nine month periods were primarily related to increased revenues for two new products, Norton Ghost and the new utility suite, Norton SystemWorks. In addition, increased sales of Norton AntiVirus for Windows and Norton AntiVirus for the Macintosh were partially offset by decreases in Norton Utilities for Windows. The Norton Ghost product was acquired as part of the purchase of Binary operations in the June 1998 quarter (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The Remote Productivity Solutions business unit comprised approximately 35% and 37% of the Company's total net revenues in the quarters ended December 31, 1998 and 1997, respectively, and it comprised approximately 36% and 38% of the Company's total net revenues for the nine months ended December 31, 1998 and 1997, respectively. Net revenues for the business unit increased in the December 1998 quarter over the December 1997 quarter, with increases in pcANYWHERE for Windows 95 partially offset by decreased revenues for ACT! For Windows. Net revenues for the business unit increased for the nine months ended December 1998, with increases in pcANYWHERE for Windows 95 and Talkworks being partially offset by decreases in revenues for ACT! for Windows, WinFax PRO and WinFax Lite.

Internet tools, royalties and other, which includes products providing an easy to use Java development environment, as well as revenue streams from the sale of certain of the Company's other software product lines and technologies, and revenues from products nearing the end of their life cycles, comprised approximately 8% and 12% of the Company's total net revenues in the quarters ended December 31, 1998 and 1997, respectively and 12% and 13% for the nine month periods ended December 31, 1998 and 1997, respectively. This business unit's net revenues decreased in the quarter ended December 31, 1998 over the quarter ended December 31, 1997 due to reductions in revenues from products in Internet Tools, royalties and from products nearing the end of their life cycles. The business unit's net revenues increased in the comparable nine month December periods due to increased product sales in Internet Tools and increased royalties, partially offset by decreased revenues from products nearing the end of their life cycles.

Included in Internet tools, royalties and other are royalties and other revenue of approximately $10 million recorded in both the quarters ended December 31, 1998 and 1997, and $36 million and $38 million in the nine month periods ended December 31, 1998 and 1997, respectively. These royalties and other revenues primarily relate to the sale of certain software products, technologies and tangible assets to JetForm Corporation ("JetForm") and the Hewlett-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Packard Company ("Hewlett-Packard") during fiscal 1997. Royalties from Hewlett-Packard concluded in the December 1998 quarter.

Payments from JetForm were higher in the three and nine-month periods ended December 31, 1998 over the three and nine-month periods ended December 31, 1997 primarily due to an amendment to the JetForm agreement accelerating the payment schedule. JetForm has the option to tender payment in either cash or in registered JetForm common stock, within a contractually defined quantity threshold. Due to the uncertainty regarding the ultimate collectibility of these installments, Symantec is recognizing the revenue as payments are due and collectibility is assured from JetForm. In addition, JetForm payments were approximately the same for both the three month periods ended December 31, 1998 and September 30, 1998. Both December 1998 and September 1998 were lower as compared to the three month period ended June 30, 1998 and payments are expected to decline in future periods through the conclusion of the contract in the June 2000 quarter.

INTERNATIONAL. Net revenues from sales outside of North America were $65 million and $51 million and represented 40% and 34% of total net revenues in the quarters ended December 31, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in Europe, Middle East and Africa ("EMEA") and Japan.

Net revenues from sales outside of North America were $160 million and $132 million and represented 35% and 31% of net revenues in the nine-month periods ended December 31, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in EMEA and Japan.

Foreign exchange rate fluctuations during the three and nine month periods ended December 31, 1998 compared to the three and nine month periods ended December 31, 1997 did not materially affect revenue for either period.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs of producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. During the quarter ended September 30, 1998, the Company implemented a plan to restructure certain of its operations, which included outsourcing its domestic manufacturing operations. This outsourcing should be complete by the end of March 1999, and the Company does not expect any significant impact to its gross margins. (See Note 5 of Notes to Consolidated Financial Statements).

Gross margin decreased to 84% of net revenues in the three-month period ended December 31, 1998 from 85% in the three-month period ended December 31, 1997. Gross margin increased to 85% from 84% in the nine-month periods ended December 31, 1998 and 1997, respectively.

Factors contributing to a decrease in gross margin percentage during the three month period ended December 31, 1998 compared to the three month period ended December 31, 1997 include an increase in purchased product rights and capitalized software amortization from acquisitions and increases in obsolescence reserves in anticipation of new product releases. Factors contributing to an increase in gross margin percentage during the nine month period ended December 31, 1998 compared to the nine month period ended December 31, 1997 include a product mix favoring the Company's higher margin site license and OEM business and a reduction in royalty expense.

PURCHASED PRODUCT RIGHTS AND CAPITALIZED SOFTWARE. During the December 1998 quarter, Symantec acquired a majority interest in Quarterdeck and recorded approximately $4 million of purchased product rights and technology as a result of the transaction. (See Note 8 of Notes to Consolidated Financial Statements). During the September 1998 quarter, Symantec recorded approximately $11 million of purchased product rights and technology acquired as part of the Company's acquisition of Intel's Anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q). During the June 1998 quarter, Symantec recorded approximately $14 million of purchased product rights and technology acquired as part of the Company's acquisition of Binary's operations (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Amortization of purchased product rights and capitalized software expense, totaled approximately $2 million in the three month periods ended December 31, 1998. In addition, amortization of purchased product rights and capitalized software expenses totaled approximately $4 million and $1 million for the nine month periods ended December 31, 1998 and 1997, respectively. The increases for the 1998 periods over the 1997 periods are primarily due to additional amortization related to the purchase of Intel's anti-virus business, and the acquisitions of Binary and Quarterdeck. Symantec expects purchased product rights and capitalized software amortization to increase in future periods through March 31, 1999. The amortization will occur over the next 3 to 5 years. (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses were 15% of net revenues for both the three month periods ended December 31, 1998 and 1997 and 17% and 16% of net revenues for the nine month periods ended December 31, 1998 and 1997. Research and development expenses are charged to operations as incurred.

Research and development expenses increased 11% to $24 million in the December 1998 quarter from $22 million in the December 1997 quarter and increased 12% to $75 million in the nine month period ended December 31, 1998 from $67 million in the nine month period ended December 31, 1997. For both the three and nine month periods the increase was primarily due to legal expenses related to product claims (See Note 6 of the Notes to Consolidated Financial Statements in this Form 10-Q) and growth in employee related expenses.

SALES AND MARKETING EXPENSES.

Sales and marketing expenses were 43% and 46% of net revenues in the three month periods ended December 31, 1998 and 1997 and 46% and 45% of net revenues in the nine month periods ended December 31, 1998 and 1997, respectively. Sales and marketing expenses were approximately $72 million and $68 million for the three months ended December 31, 1998 and 1997, respectively, and $212 million and $191 million for the nine months ended December 31, 1998 and 1997. The increase in sales and marketing expenses in both the three and nine month comparable December periods is due to increases in employee related expenses and advertising and promotion expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses were 6% of net revenues for both the three month periods ended December 31, 1998 and 1997 and were approximately 7% and 6% of net revenues for the nine month periods ending December 31, 1998 and 1997, respectively. General and administrative expenses were approximately $10 million for both three month periods ended December 31, 1998 and 1997. General and administrative expenses increased 6% to approximately $29 million in the nine month period ended December 31, 1998 from $28 million in the nine month period ended December 31, 1997. The increase in general and administrative expenses is primarily related to employee related expenses.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.

In May 1998, the Company entered into an agreement with IBM for their immune system technology and related anti-virus patents. The agreement was accounted for as a purchase and paid for with cash. The Company recorded intangible assets of prepaid research and development, customer base, goodwill, and in-process research and development. The company wrote-off the in-process research and development as of the date of the purchase and is amortizing the value of prepaid R&D over 1 year. The value of both the goodwill and customer base is being amortized over 5 years. (See Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q).

In June 1998 the Company acquired the operations of Binary. The acquisition was accounted for as a purchase and paid for with cash. The Company recorded intangible assets of developed software, workforce in place and in-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

process research and development as of the date of the acquisition. The Company wrote off the in-process research and development at the time of the purchase, and the value of the workforce in place and developed software is being amortized over 3 years. (See Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q).

In September 1998 the Company entered into an agreement with Intel to purchase their anti-virus business, as well as license their systems management technology. The agreement was accounted for as a purchase and paid for with cash. The Company recorded intangible assets of developed software, customer base and in-process research and development as of the date of the acquisition. The Company wrote off the in-process research and development at the time of the purchase, and the value of the customer base and developed software is being amortized over 5 years. (See Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q).

In November 1998 the Company successfully completed a tender offer for the common stock of Quarterdeck and obtained 63% of the outstanding shares. The Company expects to acquire the remaining shares through a cash merger at a future date during a Quarterdeck shareholders' meeting. The acquisition is being accounted for as a purchase and the Company intends to pay cash for the remaining interest. The Company recorded intangible assets of developed software, tradename, customer base, goodwill, workforce in place, and in-process research and development. The Company wrote off the in-process research and development at the time of the purchase and is amortizing the value of the workforce in place over 2 years. The value of the remaining intangibles, developed software, tradename, customer base and goodwill are all to be amortized over 5 years. (See Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q).

The following table outlines the value of the above referenced intangible assets (in thousands):

                                                  Allocated Purchase Price Components
                   --------------------------------------------------------------------------------------------------
                   Purchase     In-Process    Developed                 Customer                              Prepaid
                     Price         R&D         Software     Goodwill      Base      Workforce    Tradename      R&D
                   --------     ----------    ---------     --------    --------    ---------    ---------    -------
IBM                 $20,250      $16,000             --     $ 2,950       $100           --           --       $1,200
Binary              $27,871      $13,325        $14,435          --         --         $111           --           --
Intel               $16,525      $ 5,017        $10,697          --       $811           --           --           --
Quarterdeck         $59,347      $ 7,560        $ 4,410     $45,588       $882         $ 25         $882           --

The Company wrote-off $41.9 million in in-process research and development associated with the IBM, Binary, Intel and Quarterdeck purchases. These write-offs were necessary because the acquired technologies had not yet reached technological feasibility and had no future alternative uses. The Company is using the acquired in-process research and development associated to create new anti-virus products and enhanced management and administrative capabilities to be integrated into the Company's suite of anti-virus offerings and other corporate products over the next 2 years. The in-process technology will also be used to create new Uninstall and Disk Cloning products.

The nature of the efforts required to develop the purchased in-process technology principally relate to the completion of all planning, designing, development and testing activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions and performance. The Company expects the acquired in-process technology to be developed into commercially feasible products, however , there are no assurances that this will occur. Failure to complete these products in their entirety, or in a timely manner could have a material adverse impact on the Company's operating results, financial condition and results of operations. Additionally, the value of the other intangible assets may become impaired.

The fair value of the in-process technology for each of the purchases was determined by estimating the projected cash flows related to such projects, including cost to complete the development of in-process technology and future revenues to be earned upon commercialization of the products. The resulting cash flows were discounted back to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

their net present values. The net cash flows from such projects were based on management's analysis of the respective markets, and estimates of revenues and operating profits related to such projects.

IBM

The in-process technology acquired in the IBM purchase primarily consisted of the IBM immune system technology and related anti-virus patents. This technology will detect previously unknown viruses, analyze them, and distribute a cure, all automatically and faster than existing methods. The technology is to be integrated into the Company's suite of anti-virus products throughout 1999, along with a considerable amount of infrastructure enhancement required for deployment.

Revenue attributable to the in-process technology was assumed to increase substantially during the first year, and then decrease at rates of 35% to 8% during the remaining three years of the four year projection. Projected annual revenues range from $38.1 million to $19.5 million over the term of the projection. These projections were based on penetration into Symantec's and IBM's existing installed base of customers, anticipated growth rates of the anti-virus markets, an accelerated growth of new customers during the first year of delivering immune system technology, and the estimated life of the underlying technologies.

Marketing and sales expenses, expressed as a percentage of revenue, for the in-process technology, were estimated to be 40% throughout the valuation period based on the Company's historical experience with similar products. General and administrative expenses were estimated to be 7% throughout the period of analysis and are supported by the Company's historical general and administrative expenses.

Operating profit was projected to increase from a loss of $1.8 million during 1998 to income of $13.9 million in 1999, the first year revenue is earned on the technology. Operating profits then decrease at rates of 4% to 35% over the remaining three years resulting in operating profits of $13.3 million to $7.4 million. Operating profit declines less than revenue in the early years of the projection because most product development costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue in later years. To date, operating expenses and revenues attributable to in-process technologies associated with the IBM purchase are consistent with management's projections.

The Company used a discount rate of 30% for valuing the in-process technology from IBM, which the Company believes reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than Symantec's Weighted Average Cost of Capital ("WACC") of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

BINARY

The in-process technology acquired in the Binary acquisition primarily consisted of disk cloning technologies associated with Ghost, the flagship product of Binary. Ghost software can create a complete image of a hard drive in the form of a single file, which can be copied to another computer connected via a network.

Revenue attributable to Binary's in-process technology was assumed to increase in the first three years of the five year projection period at annual rates ranging from 724% to 65%, decreasing at rates of 3% to 70% over the remaining periods as other technologies enter the marketplace. Projected annual revenues range from $2.4 million to $33.1 million over the projected period. These estimates were based on aggregate growth rates for the business on a whole, individual product revenues, anticipated product development cycles, and the life of the underlying technology.

Marketing and sales expenses, expressed as a percentage of revenue, for the in-process technology, were estimated to be 30% throughout the valuation period for the disk cloning products, and 40% for other revenue streams which is based on the Company's historical experience with similar products. General and administrative expenses were

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

estimated to be 7% throughout the period of analysis and are supported by the Company's historical general and administrative expenses.

Operating profit was projected to increase from a loss of $1.2 million during the first year to a profit of $15.9 million during the third year. Operating profits then decrease from 3% to 70% during the remaining two years resulting in profits of $15.3 million and $4.7 million. Operating profit increases faster than revenue in the early years because most product development costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue in later years. To date, operating expenses and revenues attributable to in-process technologies associated with the Binary purchase are consistent with management's projections.

The Company used a discount rate of 30% for valuing the in-process technologies from Binary, which the Company believes reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than Symantec's WACC of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

INTEL

The in-process technology acquired in the Intel purchase consists of the LANDesk anti-virus technology which resides in the LANDesk virus protect product line, LDVP. The LDVP product offers centrally managed virus protection to computer networks. The Company intends to initially sell the next version of LDVP software on a standalone basis. During 1999 the Company anticipates the technology will be integrated into the Company's suite of corporate anti-virus offerings, in addition to future corporate products.

Revenue attributable to Intel's in-process technology was assumed to be $12.2 million during the first year, increasing to $12.7 million during the second year, and declining at annual rates ranging from 35% to 77% during the remaining three years of the five year projection as other technologies enter the marketplace. Projected annual revenues range from $12.7 million to $0.8 million over the projected period. These estimates were based on revenue estimates of the acquired LDVP business, aggregate growth rates for the anti-virus business on a whole, anticipated revenue to be earned from future corporate product offerings, anticipated product development cycles, and the life of the underlying technology.

Marketing and sales expenses, expressed as a percentage of revenue, for the in-process technology, were estimated to be 43% throughout the valuation period based on the Company's historical experience with similar products. General and administrative expenses were estimated to be 8% throughout the period of analysis and are supported by the Company's historical general and administrative expenses.

Operating profit was assumed to be $4.9 million during the first year, increasing by 7% during the second year, and declining at annual rates ranging from 34% to 77% during the remaining periods, resulting in annual operating profits ranging between $5.3 million and $0.3 million. The operating profit projections during the early years assumed a growth rate slightly higher than revenue projections. The higher growth rate is attributable to the increase in revenues discussed above as the technology is integrated more deeply into the Company's product offerings, while research costs remain constant. To date, operating expenses and revenues attributable to in-process technologies associated with the Intel purchase are consistent with management's projections.

Estimated costs to be incurred to reach technological feasibility of in-process technologies from Intel as of the date of the product being delivered to Symantec totaled $0.5 million. The in-process technology was estimated to be 88.1% complete at this time. The projected introduction dates of acquired in-process technologies is early/mid 1999.

The Company used a discount rate of 30% for valuing the in-process technology from Intel, which the Company believes reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Symantec's WACC of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

QUARTERDECK

The in-process technology acquired with Quarterdeck consisted of projects related to Quarterdeck's CleanSweep product line. The CleanSweep product line is designed to enhance the performance of the Windows operating system by finding and removing outdated, unnecessary, or unwanted files, applications, and system components, thereby freeing up disk space.

Revenue attributable to the in-process technology was assumed to be $23.7 million during the first year and declining at annual rates of 5% to 65% during the remaining periods of the six year projection period as other technologies are released into the marketplace. Projected annual revenues range from $23.7 million to $2.9 million over the projected period. These projections were based on aggregate revenue estimates for the business as a whole, anticipated revenue derived from the Company being able to increase our penetration in the uninstall market, anticipated growth rates in the utilities suites markets, anticipated product development cycles, and the life of the underlying technology.

Overall sales, marketing, and general and administrative expenses were estimated to be 30% throughout the valuation period based on indications from similar companies.

Operating profit was assumed to be $10.9 million during the first year, increasing by 1% during the second year, and declining at annual rates ranging from 17% to 69% during the remaining periods, resulting in annual operating profits ranging between $11 million and $1.4 million. Operating profit in early years increases as revenue declines because most product development costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue in later years.

Estimated costs to be incurred to reach technological feasibility as of the date of acquisition for Quarterdeck in-process technologies totaled $0.7 million. The in-process technology was estimated to be 80% complete as of the date of the acquisition. The projected introduction dates of acquired in-process technologies is early/mid 1999.

The Company used a discount rate of 20% for valuing the in-process technology from Quarterdeck, which the Company believes reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate reflects a premium above that of the risk associated with the acquired developed technology, and is higher than the Company's WACC.

LITIGATION JUDGMENT.

Litigation judgment expenses totaled approximately $6 million in the nine month period ended December 31, 1998. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by Symantec as a result of the acquisition of Delrina Corporation (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESTRUCTURING AND OTHER EXPENSES.

During the quarter ended September 30, 1998, the Company implemented a plan to restructure certain of its operations, which included outsourcing its domestic manufacturing operations. As a result, it recorded approximately $4 million for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and approximately $1 million for the planned abandonment of a manufacturing facility lease. As of December 31, 1998, approximately $3 million of the $5 million had been incurred. These activities will be substantially completed by the end of March 1999.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME.

Interest income was approximately $2.7 million and $3.3 million for the three month periods ended December 31, 1998 and 1997, respectively. Interest income decreased 19% in the three month period ended December 31, 1998 over the three month period ended December 31, 1997 primarily due to a lower average invested cash balance and losses on the sale of investments.

Interest income was approximately $11 million and $9 million in the nine month periods ended December 31, 1998 and 1997, respectively. Interest income increased 18% in the nine month period ended December 31, 1998 over the nine month period ended December 31, 1997 primarily due to a higher average invested cash balance, gains on the sale of investments and interest income received with income tax refunds.

Interest expense was approximately $0.5 million and $0.3 million in the three month periods ended December 31, 1998 and 1997, and $1.1 million and $0.9 million for the nine month periods ended December 31, 1998 and 1997, respectively. Interest expense principally relates to Symantec's and Quarterdeck's convertible subordinated debentures.

Other income was approximately $0.4 million and $0.1 million in the three month periods ended December 31, 1998 and 1997, respectively, and $2.5 million and $0.7 million in the nine month periods ended December 31, 1998 and 1997, respectively. Other income increased in the three month period ended December 31, 1998 compared to the three month period ended December 31, 1997 due to foreign currency exchange gains from fluctuations in currency exchange rates. Other income increased in the nine month period ended December 31, 1998 compared to the nine month period ended December 31, 1997 primarily due to a foreign exchange gain realized during the June 1998 quarter as a result of the paydown of an intercompany loan.

INCOME TAX PROVISION.

The effective tax rate on income before income taxes, excluding charges for acquired in-process research and development expenses, for the three and nine months periods ended December 31, 1998 was 32%. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on the Company's Irish operations. The effective tax rate for the three and nine months periods ended December 31, 1997 were 25% and 24%, respectively.

The tax provision for the nine month period ended December 31, 1998 consists of two items: 1) a $24 million (or 32% effective tax rate) provision on income before income taxes of $75 million (which excludes a $42 million charge for acquired in-process research and development expenses) and 2) a $5 million tax benefit on the $42 million charge for acquired in-process research and development. A valuation allowance has been established for the portion of the deferred tax asset attributable to the acquired in-process research and development charges that is not expected to be realized within five years.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, short-term investments and long-term investments decreased $69 million to $191 million at December 31, 1998 from $260 million at March 31, 1998. This decrease was largely due to the repurchase of approximately 2.9 million shares of Symantec common stock for approximately $56 million during the September and December 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

quarters. In addition, portions of the decrease were due to the acquisition of Binary for approximately $28 million, an $8 million payment to IBM during the quarter ended June 30, 1998, an approximately $12 million payment to Intel and a $30 million payment for the tendered shares of Quarterdeck during the quarter ended December 31, 1998 (See Notes 8 of Notes to Consolidated Financial Statements in this Form 10-Q).

In addition to cash, short-term investments and long-term investments of $192 million, the Company has $69 million of restricted investments related to collateral requirements under certain lease agreements entered into during fiscal 1997. In accordance with the lease terms, these funds are not available to meet operating cash requirements. Symantec is obligated under these lease agreements for two existing office buildings (Cupertino City Center One or "CCC1" and World Head Quarters or "WHQ"), one parcel of land and one office building (Cupertino City Center Five or "CCC5") under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In addition, the Company is obligated to comply with certain financial covenants. Future acquisitions may cause the Company to be in violation of these financial covenants, at which the time the Company will need to have the covenants amended or waived. On September 22, 1998, an agreement was entered into, subject to certain closing conditions, whereby the landlord intends to exchange CCC5 for another leased building (Cupertino City Center Two or "CCC2") both located in Cupertino, California. If this transaction is consummated, Symantec would move both personnel and equipment into CCC2 once certain tenant improvements are completed. In conjunction with this move, Symantec would be relieved of responsibility for its lease of WHQ. Due diligence for the aforementioned exchange was completed on December 15, 1998 and the parties completed the transaction on February 10, 1999.

On October 15, 1998, Symantec signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, Symantec completed its tender offer for the common stock of Quarterdeck acquiring approximately 63% interest. Symantec intends to acquire Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement signed on October 15, 1998. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $7.6 million of acquired in-process research and development, $4.4 million of capitalized software technology, $45.6 million of goodwill and $1.8 million was allocated to other intangibles. The amounts included in the Company's financial statements represent approximately 63% of the total amount Symantec will ultimately record once the merger is completed. The amount of in-process research and development was established by a valuation specialist based on management's estimates. As of December 31, 1998, the Company incurred approximately $0.1 million of capitalized software amortization expense and $1.1 million of goodwill amortization expense related to this acquisition. The capitalized software and goodwill will amortized over a 5 year period. (See Agreement and Plan of Merger, dated October 15, 1998, among Symantec, Purchaser, and Quarterdeck filed with Symantec's Schedule 14D-1 on October 19, 1998).

Through its acquisition of a majority interest in Quarterdeck, Symantec inherited Quarterdeck's 6% convertible senior subordinated notes. Quarterdeck issued $25 million principal amount of 6% convertible senior subordinated notes, due 2001 ("Notes"), to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes are required to be paid in full without any premium upon the earlier of consummation of the Merger or March 31, 1999.

Net cash provided by operating activities was approximately $86 million for the nine months ended December 31, 1998 and was comprised of the Company's net income of approximately $13 million, offset by non-cash related expenses of approximately $63 million and a net decrease in assets and liabilities, excluding effects of acquisitions, of approximately $10 million.

Net trade accounts receivable decreased $3 million to $62 million at December 31, 1998 from $65 million at March 31, 1998. Days sales outstanding was 34 days at December 31, 1998 and 38 days at March 31, 1998. The decrease in days sales outstanding is due to an increase in quarter end collections in the December 1998 quarter.

On June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of Symantec's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

outstanding common stock before December 31, 1998. Among other purposes, repurchased shares are used for employee stock purchase programs and option grants. The Company completed the repurchase as of October 31, 1998, repurchasing a total of 2.875 million shares at prices ranging from $13.10 to $27.21, for an aggregate amount of approximately $56.3 million. Of the $56.3 million, approximately $20.8 million was charged to retained earnings after appropriate amounts were deducted from common stock and capital in excess of par.

Effective January 1, 1999, certain covenants under the $10 million line of credit agreement were amended. As of January 1, 1999, the Company is in compliance with all covenants under the Credit Agreement and there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions by the Company may cause the Company to be in violation of the line of credit covenants. However, the Company believes that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes to Consolidated Financial Statements included herein on page 11 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q or are incorporated by reference:

    10.01 Amendment No. 1 of Agreement for exchange and purchase and escrow instructions, dated as of November 4, 1998 between Symantec Corporation and TST Development, L.L.C.

    10.02 Amendment No. 2 of Agreement for exchange and purchase and escrow instructions, dated as of November 20, 1998 between Symantec Corporation and TST Development, L.L.C.

    10.03 Amendment No. 3 of Agreement for exchange and purchase and escrow instructions, dated as of December 4, 1998 between Symantec Corporation and TST Development, L.L.C.

    10.04 Amendment No. 4 of Agreement for exchange and purchase and escrow instructions, dated as of December 15, 1998 between Symantec Corporation and TST Development, L.L.C.

    27.01  Financial Data Schedule for the Nine Months Ended December 31, 1998.

(b) Reports on Form 8-K

A report on Form 8-K was filed by the Company on December 1, 1998, reporting the merger agreement on October 15, 1998 between Symantec Corporation and Quarterdeck Corporation, which includes as Exhibit 2.01 the Agreement and Plan of Merger dated as of October 15, 1998 by among Symantec Corporation, Oak Acquisition Corporation and Quarterdeck Corporation.(incorporated by reference to Exhibit c(1) to the Registrant's Schedule 14D-1 (Commission File No. 5-45153) initially filed on October 19, 1998).and Exhibit 99.01 the license agreement dated as of October 15, 1998 by and between Symantec Corporation and Quarterdeck Corporation. (incorporated by reference to Exhibit c(2) to the Registrant's
Schedule 14D-1 (Commission File No. 5-45153) initially filed on October 19,
1998).

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 1999          SYMANTEC CORPORATION


                                  By   /s/ GORDON E. EUBANKS, JR.
                                       -----------------------------------------
                                           Gordon E. Eubanks, Jr.
                                           President and Chief Executive Officer
                                           (duly authorized officer)

                                       /s/ GREGORY E. MYERS
                                       -----------------------------------------
                                           Gregory E. Myers
                                           Vice President Finance
                                           (duly authorized officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
 10.01       Amendment No. 1 of Agreement for exchange and purchase and escrow instructions, dated as of November 4, 1998 between
             Symantec Corporation and TST Development, L.L.C.

 10.02 Amendment No. 2 of Agreement for exchange and purchase and escrow instructions, dated as of November 20, 1998 between Symantec Corporation and TST Development, L.L.C.

 10.03 Amendment No. 3 of Agreement for exchange and purchase and escrow instructions, dated as of December 4, 1998 between Symantec Corporation and TST Development, L.L.C.

 10.04 Amendment No. 4 of Agreement for exchange and purchase and escrow instructions, dated as of December 15, 1998 between Symantec Corporation and TST Development, L.L.C.

 27.01       Financial Data Schedule for the Nine Months Ended December 31,
             1998.