Form 10-K
period 1999-04-02
SYMANTEC CORP
filed 1999-07-01
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED APRIL 2, 1999.

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

           Securities registered pursuant to Section 12(g) of the Act:
   COMMON STOCK, PAR VALUE $0.01 PER SHARE, AND RELATED STOCK PURCHASE RIGHTS
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on June 15, 1999 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:

                                 $1,391,941,376

Number of shares outstanding of each of the registrant's classes of common stock, including 1,659,684 shares of Delrina exchangeable stock, as of June 15, 1999:

                                   56,098,393

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 15, 1999 are incorporated by reference into Part III.

================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED APRIL 2, 1999

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
                                                     PART I.

Item 1.    Business..............................................................................    1

Item 2.    Properties............................................................................   10

Item 3.    Legal Proceedings.....................................................................   11

Item 4.    Submission of Matters to a Vote of Security Holders...................................   11


                                                     PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................   12

Item 6.    Selected Financial Data...............................................................   13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................   14

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................   33

Item 8.    Financial Statements and Supplementary Data...........................................   34

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure............................................................................   34


                                                     PART III.

Item 10.   Directors and Executive Officers of the Registrant....................................   35

Item 11.   Executive Compensation................................................................   37

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................   37

Item 13.   Certain Relationships and Related Transactions........................................   37


                                                     PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................   38

Signatures.......................................................................................   75

"Symantec," "we," "us," and "our" refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.


PART I

ITEM 1:   BUSINESS.

FORWARD-LOOKING STATEMENTS.

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

INTRODUCTION.

Symantec is a world leader in utility software for business and personal computing. Symantec products and solutions make users productive and keep their computers safe and reliable anywhere and anytime.

Our predecessor, C&E Software, Inc., a California corporation and its operating subsidiary, Symantec Corporation, a California corporation, were formed in September 1983 and March 1982, respectively. We were incorporated in Delaware in April 1988 in connection with the September 1988 reincorporation and combination of our predecessor and its operating subsidiary into a single Delaware corporation.

Since our initial public offering on June 23, 1989, we have completed acquisitions of 19 businesses. During fiscal 1999, we completed our acquisition of:

     o  Quarterdeck Corporation in the March 1999 quarter;

     o Intel Corporation's anti-virus business during the September 1998 quarter;

     o  Binary Research Limited's operations in the June 1998 quarter; and

     o International Business Machine's anti-virus business also in the June 1998 quarter;

We accounted for each of these four acquisitions as a purchase and, accordingly, we have included the operating results of these businesses in our consolidated financial statements since their respective dates of acquisition. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

Other companies that we have acquired during the past five years include:

     o  Fast Track, Inc., on May 28, 1996;

     o  Delrina Corporation, on November 22, 1995;

     o  Intec Systems Corporation, on August 31, 1994;

     o  Central Point Software, Inc., on June 1, 1994; and

     o  SLR Systems, Inc., on May 31, 1994.

We acquired Peter Norton Computing, Inc. on August 31, 1990 and continue to use the Norton brand name for products subsequently developed and marketed by us. We accounted for each of these five acquisitions as poolings of interests. Accordingly, we have restated all financial information to reflect the combined operations of these companies and Symantec, with the exception of Fast Track, Intec and SLR, each of which had results of operations that were not material to our consolidated financial statements.

During fiscal 1997, in a move to focus our product offerings on specific customer needs, we sold our electronic forms product line, acquired as part of the Delrina acquisition, to JetForm Corporation and sold our network administration technologies to the Hewlett-Packard Company. See further discussion in Note 13 of Notes to Consolidated Financial Statements and Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1999, 1998 and 1997 reflect amounts as of and for the periods ended April 2, 1999, April 3, 1998 and

March 28, 1997, respectively. The fiscal accounting years ended April 2, 1999 and March 28, 1997 each comprised 52 weeks of operations and the fiscal accounting year ended April 3, 1998 comprised 53 weeks of operations.

PRODUCTS AND SERVICES.

Our products, comprising utility software for business and personal computing, are currently organized into the following three primary business units:
Security and Assistance; Remote Productivity Solutions; and Internet Tools. The following table summarizes our principal products by business unit:

Principal Products. The principal products of each of our business units include:

     o   SECURITY AND ASSISTANCE

         Norton AntiVirus(R) and Norton AntiVirus(R) for Macintosh Norton Utilities(R) and Norton Utilities for Macintosh
         Norton SystemWorks(TM)
         Norton Ghost(TM)
         Norton Cleansweep(TM)
         Norton Web Services(TM)
         Norton 2000(TM)

     o   REMOTE PRODUCTIVITY SOLUTIONS

         pcANYWHERE(R)
         WinFax PRO(TM)
         ACT!(R)
         ProComm Plus(R)
         TalkWorks PRO(TM)
         Norton Mobile Essentials(TM)


     o   INTERNET TOOLS

         Symantec Visual Cafe(TM)  (Database Edition)
         Symantec Visual Cafe(TM)  (Professional Edition)
         Symantec Visual Cafe(TM)  (Standard Edition)
         Symantec Visual Cafe(TM)  (Enterprise Suite)

Most of the products that we are currently developing or marketing feature LiveUpdate(TM). This feature enables users to download from our corporate website, free of cost, software corrections or "patches" that fix reported errors or "bugs" in the products.

SECURITY AND ASSISTANCE

Our Security and Assistance business unit is dedicated to providing products that are indispensable in customers' daily use of computers by increasing their productivity and keeping their computers safe and reliable. Net revenues from this business unit were approximately 57%, 54% and 50% of our net revenues for fiscal 1999, 1998 and 1997, respectively.

Norton AntiVirus runs in a computer's background and is designed to protect against, detect and eliminate computer viruses. This software covers multiple sources of infection, including the Internet, email attachments, floppy disks, shared files and networks. Norton AntiVirus also enables the user to download, via our LiveUpdate function, new virus definitions created by the Symantec AntiVirus Research Center (SARC)(TM). Versions of this software run on the Windows, Windows 95, Windows 98, Windows NT, MS-DOS, Macintosh and Power Macintosh operating systems. Our Norton AntiVirus product line also includes support for Lotus Notes, through Norton AntiVirus for Notes and Novell NetWare, through Norton AntiVirus NetWare.

Norton Utilities is a set of "tools" that are designed to fix and prevent computer problems, optimize system performance, recover lost files and rescue unresponsive systems. The latest versions of Norton Utilities have extended data protection capabilities, including crash protection and, for our Windows versions, registry repair. In addition, Norton Utilities provides an advanced and thorough disk optimization system, which optimizes the system based upon the way the particular computer is used. Versions of Norton Utilities run on the Windows, Windows 95, Windows 98, Windows NT, MS-DOS, Macintosh and Power Macintosh operating systems.

Norton SystemWorks is a fully integrated suite of system utilities designed to give personal computer, or PC, users protection from viruses and crashes, solve problems, remove unneeded files and update users' applications. Included in this suite are the latest complete versions of five of our products: Norton Utilities, Norton AntiVirus, Norton CleanSweep, Norton CrashGuard and Norton Web Services. Norton SystemWorks is based on proprietary technologies that work together to integrate these five Symantec products. Versions of Norton SystemWorks run on the Windows 95 and Windows 98 operating systems.

Norton Ghost is designed to allow easy roll out of new personal computers in a corporate environment by speeding and simplifying the disk cloning process. Norton Ghost reduces the time to install a typical 300 megabyte Windows 95 system, without requiring operator input. Multiple workstations may be installed simultaneously. This software gives administrators the ability to store an image on another hard drive, network drive, CD-ROM, JAZ or ZIP drive and supports FAT12, FAT16, FAT32, NTFS, HPFS, UNIX and Novell file systems. Versions of Norton Ghost run on DOS, yet can handle Windows 95 and Windows NT long file names, NTFS partitions, OS/2 extended attributes and OS/2 boot manager partitions.

Norton CleanSweep is designed to remove unneeded software programs and files from a user's hard drive. The software removes unneeded Internet files, cleans thoroughly yet safely, speeds hard drive cleanup and makes file removal easy. Versions of Norton CleanSweep run on the Windows 95, Windows 98 or Windows NT operating systems.

Norton Web Services is designed to deliver an online subscription-based service site that downloads Norton technology to Windows 95 and Windows 98 users via an Internet connection. Norton Web Services features our LiveUpdate Pro, a service that is designed to locate and install patches, updates and drivers specific to users' installed hardware and software. VitalCheck is designed to ensure that critical system components are problem free.

Norton 2000 is designed to address the three main Year 2000 issues for desktop personal computers:

     o hardware problems, such as the computer's basic input/output system, or BIOS;

     o  commercial off-the-shelf application compliance; and

     o  end user created data.

It includes a BIOS testing and fixing component, as well as a data-scanning component that discovers Year 2000 problems in spreadsheets and database files. Norton 2000 will also audit installed applications on each personal computer against a database of Year 2000 compliant applications, as reported by each vendor. Our LiveUpdate technology ensures that the user's application database is kept current. Norton 2000 for the consumer runs on the Windows 95, Windows 98 and Windows NT operating systems. In addition to the features of Norton 2000 for the consumer, our Norton 2000 Corporate Edition provides a comprehensive solution for desktop and laptop computers in distributed computing environments. It integrates with Norton System Center to provide single-console administration. Norton 2000 Corporate Edition provides detailed reporting and administrative options to help track the remediation effort of a user's organization. Norton 2000 Corporate Edition runs on the Windows 3.1, Windows 95, Windows 98 and Windows NT operating systems.

REMOTE PRODUCTIVITY SOLUTIONS

Our Remote Productivity Solutions business unit focuses on helping information systems/information technology, or IS/IT, organizations reduce the expense of supporting remote workers. This business unit focuses on the need of corporate helpdesk and support organizations to handle more efficiently the additional work required to support mobile workers, telecommuters and remote offices. Net revenues from this business unit were approximately 39%, 41% and 37% of our net revenues for fiscal 1999, 1998 and 1997, respectively.

pcANYWHERE is designed to offer secure, reliable, fast and flexible point-to-point remote computing via a multitude of communications media including Internet, serial, local area network, ISDN, cable modems and infrared. pcANYWHERE enables users to control and transfer data to and from a host PC from another remote PC. The remote PC, laptop or PC terminal controls the operation of the often distant host PC. In addition to enabling a remote user to run a distant PC, pcANYWHERE allows users at the host machine to view the operations being conducted from the remote site. Versions of this software support Windows, Windows 95, Windows 98, Windows NT, Windows CE or MS-DOS applications. pcANYWHERE also provides a pcANYWHERE JAVA client, a Netscape browser plug-in and an Internet Explorer ActiveX control.

WinFax PRO is designed to enable users to send, receive and manage faxes. WinFax PRO provides background faxing, which allows users to continue working on other applications while sending or receiving a fax. WinFax PRO can send faxes via the Internet or a regular phone line, using enhanced fax compression, increasing the speed at which faxes are transmitted. Other features include a paging function, which enables the computer to notify users via their pagers or PCS cell phones of the receipt of an incoming fax. WinFax PRO also enables users to send laser-quality faxes, supports a non-dedicated fax host and allows faxes to be automatically forwarded to another fax number or an e-mail address. Versions of WinFax PRO run on the Windows 95, Windows 98 and Windows NT operating systems.

ACT! is designed to provide a ready-to-use contact database and integrated calendar, making it a complete solution for effectively managing business relationships. ACT! has extensive search capabilities that provide instant access to critical customer information. Utilizing ACT!'s built-in network support and remote two-way data synchronization for mobile users, important customer data can be leveraged across teams. ACT! also provides communication methods via mail merge, telephone, email and fax in a single product. ACT! also enables users to find customers and additional customer information to supplement their database on the Internet. Versions of ACT! run on the Windows, Windows 95, Windows NT, Windows CE and Macintosh operating systems.

Procomm Plus is an integrated data communications solution that is designed to enable users to reliably send and receive information between a PC and a mainframe or minicomputer. Flexible asynchronous terminal emulation allows users to run full-screen mainframe or minicomputer applications on legacy systems by simply using the PC as the remote terminal. Users are offered the convenience of a centralized connection directory as well as a specialized communications scripting language to quickly access a wide range of corporate hosts and on-line systems via terminal emulations, standard file transfer protocols, FTP or Telnet. Versions of Procomm Plus support Windows, Windows 95, Windows 98, Windows NT 4.0 and MS-DOS applications.

TalkWorks PRO is a voice-messaging product designed for very small businesses and home offices. TalkWorks PRO's voicemail features include multiple mailboxes, personalized greetings and fax on demand. Its paging and notification features enable instant access to urgent messages and customers for TalkWorks users. TalkWorks PRO's logging and message management gives the users the capability to track and manage their messages and calls. TalkWorks PRO also includes the completely integrated faxing capabilities of WinFax PRO 9.0. Versions of TalkWorks PRO run on Windows 95, Windows 98 and Windows NT operating systems.

Norton Mobile Essentials is designed to enable users to setup quickly in multiple locations. It is a tool used by IS/IT departments to create and deploy location profiles to their mobile workforce. A location profile consists of every setting that end-users adjust when traveling to different locations such as at client sites, hotels, home or the office. This product is especially suited for companies with a highly mobile workforce and allows users to adjust to different locations without having to manually adjust multiple Windows settings at each location. This product also assists IS/IT professionals in creating and distributing dial-up networking settings and static and DHCP Internet settings in addition to location profiles. Versions of Norton Mobile Essentials run on Windows 95, Windows 98 and Windows NT operating systems.

INTERNET TOOLS
Our Internet Tools business unit includes products providing an easy to use Java development environment. Net revenues from this business unit were approximately 4% of our net revenues for each fiscal 1999, 1998 and 1997. In June 1999, we announced our intent to spin out the Internet Tools business unit as an independent company within the next three to nine months.

Symantec Visual Cafe (Database Edition) is designed to provide a solution for building business critical Java applications with database connectivity. This program includes a forms designer for drag-and-drop Graphical User Interface design. It also includes dbAWARE project wizards that walk users through defining data sources and adding components as well as controlling the interactions between them. This program also builds Java applications and connects to multiple databases without requiring the user to write source code. The Database Edition includes 200+ JavaBeans, which are series of pre-written source code and database templates. It connects to over 30 commercially available databases via industry standard protocols.

Symantec Visual Cafe (Professional Edition) is designed to provide a Java Integrated Development Environment solution for creating Java applications and JavaBeans with features geared toward professional Java developers. Advanced power tools include native compilation, advanced JFC/Swing capabilities, support for both Java

Development Kit 1.1.X and Java Development Kit 1.2 through the pluggable VM feature and Visual Page. To facilitate easier discovery of problems with source code, this program supports "debugging" directly within a web browser.

Symantec Visual Cafe (Standard Edition) is designed to provide a Rapid Application Java Development and a HTML Web authoring solution that supports Java Development Kit 1.1.7, JavaBeans and JFC/Swing. This program includes a drag-and-drop interface, professional templates and Java applet and JavaBeans libraries.

Symantec Visual Cafe (Enterprise Suite) is designed to simplify the development of complex, distributed applications. It includes Single-View, which presents a single image of the distributed development environment and masks the complexities of a multi-platform computing environment. The Enterprise Suite also addresses a heterogeneous environment through support for both CORBA and RMI, multiple ORBs including Iona OrbixWeb 3.1 and Inprise VisiBroker 3.3 as well as debugging on a wide range of platforms (Sun Solaris, Hewlett-Packard HP/UX, Compaq's Tru64 UNIX, IBM AIX, Windows NT/9x and Linux).

Versions of the Visual Cafe products run on Windows 95, Windows 98 and Windows NT operating systems. The Java program code developed with these products, however, can be deployed on any platform that supports a Java Virtual Machine compliant with Sun Microsystem's JDK standards.

CORPORATE SUNSET

Symantec also reports revenues under a segment called Corporate Sunset. This segment's revenues are generated from sales of products that are nearing the end of their life cycles. Net revenues from this segment were less than 1% of our net revenues in fiscal 1999 and 1% and 9% of our net revenues for fiscal 1998 and 1997, respectively.

SALES AND MARKETING, INTERNATIONAL SALES AND CUSTOMER SUPPORT.

We market our products worldwide utilizing a multi-channel strategy of direct and indirect sales through independent software distributors, major retail chains and resellers.

SALES AND MARKETING

We sell our products to individuals and corporate users primarily through distributors and resellers. Our products are available to customers through channels that include: distributors, retail, mail order, corporate resellers, value added resellers, original equipment manufacturers, partnerships, education and consulting. We also sell product upgrades and some of our products through the use of direct mail and over the Internet. We sell corporate site licenses through our distribution and corporate reseller channels.

We maintain distribution relationships with major independent distributors. These distributors stock our products for redistribution to independent dealers, consultants and other resellers. We also maintain relationships with major retailers, while marketing to these retailers through independent distributors. Our sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to customers. We also work closely with them to manage promotions and other selling activities.

Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause. These distributors are not within our control and are not obligated to purchase products from us. These distributors also represent other vendors' product lines. For information with respect to customers that represent more than 10% of our revenues, see Note 19 of the Notes to Consolidated Financial Statements of this Form 10-K.

Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors for a full refund, within a reasonable period from the date of purchase. Retailers may return older versions of products. Various distributors and resellers have different return policies that may negatively impact the level of products that are returned to us. Product returns occur when we introduce upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require us to offer rights of return for products that distributors or retail stores are unable to sell.

Our marketing activities include:

     o  advertising in trade, technical and business publications;

     o  on-line advertising;

     o  public relations;

     o  cooperative marketing with distributors, resellers and dealers;

     o  direct mailings to existing and prospective end users; and

     o  participation in trade and computer shows.

We typically offer two types of rebate programs: volume incentive rebates and rebates to end users. Volume incentive rebates are made available to our distributors and resellers. The distributor or reseller earns a rebate based upon their purchases and their sale of products to end users. Volume incentive rebates are accrued when revenue is recorded. From time to time, we also make rebates available to end users of various products acquired through major retailers. End user rebates are accrued when revenue is recorded.

INTERNATIONAL REVENUES
International revenues, or revenues outside of North America, represented approximately 37%, 34% and 30% of our net revenues for fiscal 1999, 1998 and 1997, respectively.

The majority of our net revenues from various European regions are derived from sales by affiliates of our major United States distributors. In other countries, we sell our products through authorized distributors. In some countries, these distributors are restricted to specified territories. We typically adapt products for local markets. We adapt products by translating the documentation and software, where necessary, and preparing marketing programs for each local market.

We have marketing offices in Argentina, Australia, Brazil, Canada, China, Czech Republic, Denmark, France, Germany, Holland, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Norway, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, United Arab Emirates and the United Kingdom. These local offices facilitate our marketing and distribution in international markets. Our international operations are subject to various risks common to international operations, including:

     o  government regulations;

     o  import restrictions;

     o  currency fluctuations;

     o  repatriation restrictions; and

     o in some jurisdictions, reduced protection for our copyrights and trademarks.

CUSTOMER SUPPORT
Our product support program provides a wide variety of free and fee-based technical support services to our customers. We provide customers with free support via electronic and automated services as well as 30 to 90 days free telephone support for selected products. In August 1996, we introduced LiveUpdate, which provides online access to application bug fixes and/or patches for most of our currently marketed and developed products. In addition, we offer both domestic individual users and domestic corporate customers a variety of fee-based options designed to meet their technical support requirements. We revise these fee-based support programs from time to time as customer requirements change and as market trends dictate. Fee-based technical support services did not generate material revenues in any fiscal year presented and are not expected to generate material revenues in the near future.

PRODUCT DEVELOPMENT, PARTNERSHIPS AND ACQUISITIONS.

We use a multiple product sourcing strategy that includes, as necessary:

     o  internal development;

     o  licensing from third parties; and

     o  acquisitions of technologies, product lines or companies.

We develop software products that are designed to operate on a variety of operating systems. We typically develop new products and enhancements of existing products through our business units. Each unit is responsible for design, development, documentation and quality assurance.

Independent contractors are used for aspects of the product development process. In addition, elements of some of our products are licensed from third-party developers.

We use strategic acquisitions, as necessary, to provide certain technology, people and products for our overall product strategy. We have completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. As discussed in the Introduction to this Item, during fiscal 1999, we acquired Quarterdeck, Intel's and IBM's anti-virus businesses, and Binary's operations. For further discussion, see Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION.

The microcomputer software market is intensely competitive and is subject to rapid changes in technology. It is influenced by the strategic direction of major microcomputer hardware manufacturers and operating system providers. Our competitiveness depends on our ability to enhance existing products and to offer successful new products on a timely basis. We have limited resources and must restrict product development efforts to a relatively small number of projects.

Examples of key competitors for products of our Security and Assistance unit include:

     o VirusScan and Dr. Solomon Anti-Virus Tool-Kit from Network Associates, Inoculan from Computer Associates International, Inc., Trend Micro, Inc.'s InterScan VirusWall and PC-cillin Corp. Edition, which compete with our Norton AntiVirus product;

     o Virex and McAfee VirusScan from Network Associates, which compete with our Norton AntiVirus for Macintosh product;

     o Uninstaller from Network Associates and WinDelete from IMSI Corporation, which compete with our Norton CleanSweep product;

     o Drive Image Pro from PowerQuest Corporation, RapiDeploy from Altiris, Inc. and Micro House International's ImageCast IC3, which compete with our Norton Ghost product;

     o McAfee Office from Network Associates, which competes with our Norton SystemWorks product;

     o McAfee First Aid 2000 and McAfee Nuts & Bolts from Network Associates, Mijenix Corporation's Fix-It Utilities 99, TechTool PRO from MicroMat, Inc. and Executive Software International, Inc.'s Diskeeper, which compete with our Norton Utilities product;

     o PC Clinic from Network Associates and Updates.com from Updates.com, which compete with our Norton Web Services product;

     o TransCentury Office from Platinum Technology IP, Inc., Greenwich Mean Time's Check 2000 Client Server and WRQ, Inc.'s Express 2000 Software Manager, which compete with our Norton 2000 Corporate Edition product; and

     o Greenwich Mean Time's Check 2000, McAfee 2000 Toolbox from Network Associates and Intelliquis' IntelliFix 2000, which compete with our Norton 2000 product for the consumer.

Examples of key competitors for products of our Remote Productivity Solutions unit include:

     o Contact managers, such as GoldMine from GoldMine Software Corporation and Maximizer from Multiactive Software, Inc. and less directly, personal information managers, such as Organizer from IBM's Lotus division, Outlook from Microsoft Corporation and Sidekick 99 from Starfish Software, Inc., which compete with our ACT! product;

     o DynamicAccess from 3Com Corporation and NetSwitcher from NetSwitcher, which compete with our Norton Mobile Essentials product;

     o pcANYWHERE competes with LapLink from Traveling Software, Inc., ReachOut from Stac Software, Inc., Carbon Copy from Compaq Computer Corporation and Timbuktu from Netopia, Inc.

     o HotFax MessageCenter by Smith Micro Software, Inc., Communicate! PRO and Communicate! by 01Communique, which compete with our TalkWorks PRO product; and

     o HotFax MessageCenter from Smith Micro Software and 01Communique's Communicate! products in the broader fax and voice messaging market, which compete with our WinFax PRO product.

Examples of key competitors for products of our Internet Tools unit include:

     o JBuilder Client/Server from Inprise Corporation, VisualAge for Java Enterprise from IBM and PowerJ from Sybase, Inc., which compete with our Symantec Visual Cafe (Database Edition) and Symantec Visual Cafe (Enterprise Suite) products;

     o Microsoft's Visual J++, Inprise's JBuilder Professional, IBM's VisualAge for Java Professional, SuperCede by SuperCede Inc. and Sun Microsystems, Inc.'s Java WorkShop, which compete with our Symantec Visual Cafe (Professional Edition) product; and

     o Microsoft's Visual J++, Inprise's JBuilder Professional and IBM's VisualAge for Java Standard, which compete with our Symantec Visual Cafe (Standard Edition) product.

Price competition is sometimes intense with some products in the microcomputer business software market. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

We also face competition from a number of other products that offer levels of functionality different from those offered by our products or that were designed for a somewhat different group of end users than those targeted by us. Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functions traditionally offered in our products. Microsoft has incorporated advanced utilities in Windows 95 and Windows 98 and we believe this trend will continue. While we plan to continue to improve our products with a view toward providing enhanced functionality over that provided in current and future operating systems, these efforts may be unsuccessful and any improved products may not be commercially accepted by users. We will also continue to attempt to work with operating system vendors in an effort to make our products compatible with those operating systems. At the same time, we intend to differentiate our utility products from features included in operating systems. However, our efforts may be unsuccessful.

The demand for some of our products, including those currently under development, may decrease, if, among other reasons:

     o Microsoft includes additional product features in future releases of Windows;

     o hardware vendors incorporate additional server-based network management and security tools into network operating systems; or

     o competitors license certain of their products to Microsoft or original equipment manufacturers for inclusion in their operating systems or products.

In addition, we compete with other microcomputer software companies for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. We also compete with other software companies to acquire products or companies and to publish software developed by third parties.

Many of our existing and potential competitors have greater financial, marketing and technological resources than we do. We believe that competition in the industry will continue to intensify as most major software companies expand their product lines into additional product categories.

MANUFACTURING.

Our product development organization produces a set of master CD-ROMs or diskettes and documentation for each product that are then duplicated and packaged into products by the manufacturing organization. All of our domestic manufacturing and order fulfillment is performed by an outside contractor under the supervision of our manufacturing organization. Domestic purchasing of all raw materials is done by Symantec personnel in our Cupertino, California facility. The manufacturing steps that are subcontracted to outside organizations include the duplication of diskettes and replication of CD-ROMs, printing of documentation materials and assembly of the final packages. We perform diskette duplication and assembly of the final package in our Dublin, Ireland manufacturing facility for most products distributed outside of the United States and Canada. All of our international CD-ROM replication is performed by outside contractors in Dublin, Ireland.

INTELLECTUAL PROPERTY.

We regard our software as proprietary. We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. See Note 16 of Notes to Consolidated Financial Statements of this Form 10-K. These claims and any resultant litigation, may result in invalidation of our proprietary rights. Litigation, even litigation that is not meritorious, could result in substantial costs and diversion of resources and management attention.

EMPLOYEES.

As of March 31, 1999, we employed approximately 2,400 people, including 1,300 in sales, marketing and related staff activities, 600 in product development and 500 in management, manufacturing, administration and finance. None of our employees is represented by a labor union and we have experienced no work stoppages. We believe that relations with our employees are good. Competition in recruiting personnel in the software industry is intense. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. We believe that we must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and shares to be issued under our employee stock option and purchase plans and requires ongoing shareholder approval of such incentive programs.

ITEM 2:    PROPERTIES.

Our principal locations, all of which are leased, are as follows:

                                                                         Approximate      Expiration
                                                                            Size              of
Location                       Purpose                                (in square feet)       Lease
----------------------------   ------------------------------------   ----------------    -----------
North America
Cupertino, California
   Corporate Headquarters      Administration, sales and marketing
       World Headquarters      * Plan to vacate by November 1, 1999        187,000           2006
       City Center 2           * Move-in by November 1, 1999               145,000           2006

   Emerging Business and       Research and development                    161,000           2006
     Remote Productivity
     Solutions (City Center 1)

Santa Monica, California       Research and development                    114,336           2000
                                 and marketing

Eugene, Oregon                 Customer service and technical              150,000           2006
                                 support

Beaverton, Oregon              Research and development, sales              56,000           2001
                                 and marketing

Melville, New York             Research and development and                 27,000           2000
                                 marketing

Sunnyvale, California          Sub-leased space                             78,000           2000

Toronto, Canada                Research and development, sales              79,187           2005
                                 and technical support
International
Leiden, Holland                Administration, sales, marketing             27,480           2003
                                 and technical support


Dublin, Ireland                Administration, manufacturing                77,000           2026
                                  and translations

Our principal administrative, sales and marketing facility, as well as certain research and development and support facilities, are located in Cupertino, California. We lease a number of additional facilities for marketing and research and development in the United States, Canada and New Zealand and for marketing in Argentina, Australia, Brazil, China, Czech Republic, France, Germany, Holland, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, Norway, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, United Arab Emirates and the United Kingdom. We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

ITEM 3:    LEGAL PROCEEDINGS.

Information with respect to this Item may be found in Note 16 of Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the quarter ended March 31, 1999.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

Our common stock is traded on the Nasdaq National Market under the Nasdaq symbol "SYMC". The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

                            Fiscal 1999                                   Fiscal 1998
           --------------------------------------------    --------------------------------------------
           Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
               1999        1998        1998        1998        1998        1997        1997        1997
           --------     -------     -------     -------    --------------------------------------------
High        $ 22.88     $ 21.81     $ 28.00     $ 32.13     $ 29.00     $ 27.00     $ 25.50     $ 20.38
Low           14.47        8.69       10.13       22.63       20.88       19.19       19.44       12.50

Delrina exchangeable stock has been traded on the Toronto Stock Exchange under the symbol "DE" since the acquisition of Delrina by Symantec on November 22, 1995. The high and low closing sales prices set forth below are in Canadian dollars as reported on the Toronto Stock Exchange. Delrina exchangeable stock is exchangeable at the option of the stockholders on a one-for-one basis into our common stock.

                            Fiscal 1999                                   Fiscal 1998
           --------------------------------------------    --------------------------------------------
           Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
               1999        1998        1998        1998        1998        1997        1997        1997
           --------     -------     -------     -------    --------------------------------------------
                (In Canadian dollars)
High        $ 34.60     $ 33.00     $ 41.75     $ 46.5      $ 40.10     $ 39.00     $ 35.00     $ 28.00
Low           22.45       13.20       16.60       32.75       29.50       26.75       26.25       16.50

As of March 31, 1999, there were approximately 662 stockholders of record, including approximately 28 holders of record of Delrina exchangeable shares. We have not paid cash dividends in the last three years. In addition, our bank line of credit does not allow for the payment of cash dividends on common stock. See
Note 7 of Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 6:    SELECTED FINANCIAL DATA.

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein. During fiscal 1999, we acquired Quarterdeck, Intel's and IBM's anti-virus businesses and the operations of Binary. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K. Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition. We did not complete any acquisitions during fiscal 1998. During fiscal 1997, we acquired Fast Track, Inc. in a transaction accounted for as a pooling of interests. Since the results of operations of Fast Track were not material to our consolidated financial statements, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies. In fiscal 1996, we acquired Delrina Corporation. In fiscal 1995, we acquired Intec Systems Corporation, Central Point Software, Inc. and SLR Systems, Inc. The fiscal 1996 and 1995 acquisitions were accounted for as poolings of interests. We have not paid cash dividends on our stock in the last three years.

FIVE YEAR SUMMARY

                                                               Year Ended March 31,
(In thousands, except                       ----------------------------------------------------------
net income (loss) per share)                  1999        1998*       1997*        1996         1995
----------------------------------------    --------    --------    --------     --------     --------
Statements of Operations Data:
   Net revenues                             $592,628    $532,940    $452,933     $445,432     $431,268
   Acquisition, restructuring and
     other expenses                           38,395          --       8,585       27,617        9,545
   Operating income (loss)                    27,841      54,924      17,550      (48,279)      40,286
   Net income (loss)                          50,201      85,089      26,038      (39,783)      33,409
   Net income (loss) per share - basic      $   0.89    $   1.52    $   0.48     $  (0.76)    $   0.68
   Net income (loss) per share - diluted    $   0.86    $   1.42    $   0.47     $  (0.76)    $   0.64
   Shares used to compute net
     income (loss) per share - basic          56,601      56,097      54,705       52,664       49,338
   Shares used to compute net
     income (loss) per share - diluted        59,289      60,281      55,407       52,664       54,303

                                                               Year Ended March 31,
(In thousands, except                       ----------------------------------------------------------
net income (loss) per share)                  1999        1998        1997         1996         1995
----------------------------------------    --------    --------    --------     --------     --------
Balance Sheet Data:
   Working capital                          $ 99,555    $175,537    $129,569     $134,643     $143,405
   Total assets                              563,476     476,460     339,398      282,674      305,356
   Long-term obligations, less
     current portion                           1,455       5,951      15,066       15,393       25,413
   Stockholders' equity                      345,113     317,507     217,979      180,317      184,874

* We have reclassified our financial results related to the sale of certain product lines and technologies. Although there was no impact to our net income, we have restated our fiscal 1998 and 1997 financials to reflect these reclassifications from net revenue to income, net of expense, from sale of technologies and product lines. See further discussion in our Summary of Significant Accounting Policies section in this Form 10-K.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

Symantec is a world leader in utility software for business and personal computing. Symantec products and solutions make users productive and keep their computers safe and reliable anywhere and anytime. Founded in 1982, we have offices in 26 countries worldwide. During the last three fiscal years, we completed the following acquisitions:

In November 1998 we completed a tender offer for the common stock of Quarterdeck, obtaining 63% of the outstanding shares. In March 1999, Quarterdeck shareholders approved the acquisition by Symantec of 100% of the outstanding shares of Quarterdeck. The acquisition of Quarterdeck was accounted for as a purchase and was paid for with cash. We recorded intangible assets of developed software, tradename, customer base, goodwill, workforce in place and in-process research and development for the respective purchases. We wrote off the in-process research and development acquired. We are amortizing the value of the workforce in place over 2 years. We are amortizing the value of the remaining intangibles, developed software, tradename, customer base and goodwill over 5 years. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

In September 1998 we entered into an agreement with Intel to acquire its anti-virus business and to license its systems management technology. The acquisition was accounted for as a purchase and was paid for with cash. We recorded intangible assets of developed software, customer base and in-process research and development as of the date of the acquisition. We wrote off the in-process research and development acquired. We are amortizing the value of the customer base and developed software over 5 years. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

In June 1998 we acquired the operations of Binary. The acquisition was accounted for as a purchase and was paid for with cash. We recorded intangible assets of developed software, workforce in place and in-process research and development as of the date of the acquisition. We wrote off the in-process research and development acquired. We are amortizing the value of the workforce in place and developed software over 4 years. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

In May 1998 we entered into an agreement with IBM to acquire its immune system technology and related anti-virus patents. The acquisition was accounted for as a purchase and was paid for with cash. We recorded intangible assets of prepaid research and development, customer base, goodwill and in-process research and development. We wrote-off the in-process research and development as of the date of the purchase. We are amortizing the value of prepaid research and development over 1 year. We are amortizing the value of both the goodwill and customer base over 5 years. See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

We did not complete any acquisitions during fiscal 1998. During fiscal 1997, we acquired Fast Track in a transaction accounted for as a pooling of interests. In conjunction with our acquisition of Fast Track, we issued 600,000 shares of our common stock. The results of operations of Fast Track were not material to our consolidated financial statements and we did not restate amounts prior to the date of acquisition to reflect the combined operations of the companies.

On January 6, 1999, we received a comment letter from the Securities and Exchange Commission with respect to our Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. We re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarters ended June, September and December 1998 and the related year-to-date amounts were restated for the adjustments made to our acquisitions of Binary and IBM's anti-virus business. In addition, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from revenue to income, net of expense, from sale of technologies and product lines. Although there was no impact to our net income, we have restated our fiscal 1999, 1998 and 1997 financials to reflect these reclassifications from revenue to non-operating income.

RESULTS OF OPERATIONS

The following table sets forth each item from our consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                                                    Period-to-Period
                                                                                          Percentage
                                                                                 Increase (Decrease)
                                                                                --------------------
                                                          Year Ended March 31,      1999        1998
                                                      ------------------------  Compared    Compared
                                                      1999      1998      1997   to 1998     to 1997
                                                      ----       ---       ---  --------    --------
Net revenues                                           100%      100%      100%       11%         18%
Cost of revenues                                        16        16        18        10           5
                                                       ---       ---       ---
       Gross margin                                     84        84        82        11          20
 Operating expenses:
   Research and development                             17        17        20        11           3
   Sales and marketing                                  48        49        49        10          18
   General and administrative                            6         7         7        (6)         12
   In-process research and development                   5        --         1         *        (100)
   Amortization of goodwill and other intangibles        1        --        --         *          --
   Litigation judgment                                   1        --        --         *          --
   Restructuring and other expenses                      1        --         1         *        (100)
                                                       ---       ---       ---
       Total operating expenses                         79        73        78        20          11
                                                       ---       ---       ---
Operating income                                         5        11         4       (49)        213
Interest income                                          2         2         1         3          83
Interest expense                                        --        --        --        --          --
Income, net of expense, from sale of
   technologies and product lines                        7         8         2        (9)        420
Other income (expense), net                             --        --        --        --          --
                                                       ---       ---       ---
 Income before income taxes                             14        21         7       (26)        269
Provision for income taxes                               6         5         1        22         522
                                                       ---       ---       ---
Net income                                               8%       16%        6%      (41)        227
                                                       ===       ===       ===

* Percentage change is not meaningful

NET REVENUES.
Net revenues increased 11% from $533 million in fiscal 1998 to $593 million in fiscal 1999. Net revenues increased 18% from $453 million in fiscal 1997 to $533 million in fiscal 1998. The increase in fiscal 1999 as compared to fiscal 1998 was largely due to increased sales to our corporate customers, introductions of new products and increased sales outside of North America. The increase in fiscal 1998 as compared to fiscal 1997 was largely due to sales of Windows 95 and Windows NT versions of our principal products, as well as introduction of new products and growth in sales outside of North America.

BUSINESS UNITS. During fiscal 1999 and 1998, we experienced increased net revenues over the prior fiscal year from our Security and Assistance, Remote Productivity Solutions and Internet Tools segments, while our Corporate Sunset segment had declining revenues.

Our Security and Assistance business unit represented approximately 57%, 54% and 50% of total net revenues for fiscal 1999, 1998 and 1997, respectively. Increased net revenues for this business unit in fiscal 1999 were primarily due to sales of Norton AntiVirus. New product releases of Norton SystemWorks and Norton Ghost also contributed to the fiscal 1999 net revenue increase. These year over year increases were partly offset by reductions in net revenues for Norton Utilities. Increased net revenues for this business unit in fiscal 1998 as compared to fiscal 1997 were primarily due to sales of Windows 95, Windows NT and Macintosh versions of Norton Utilities, as well as the multi-platform workstations/servers version of Norton AntiVirus. New product releases of Norton CrashGuard Deluxe and Norton Uninstall contributed to the fiscal 1998 net revenue increase.

Our Remote Productivity Solutions business unit represented approximately 39%, 41% and 37% of total net revenues for fiscal 1999, 1998 and 1997, respectively. Despite the reduced percentage of revenue from this business unit, absolute net revenues for this business unit increased in fiscal 1999 over fiscal 1998. This increase was primarily due to increased sales of pcANYWHERE. Increased net revenues for this business unit in fiscal 1998 as compared to fiscal 1997 were primarily due to increased sales of WinFax PRO for Windows 95, pcANYWHERE and ACT!

Our Internet Tools business unit represented approximately 4% of total net revenues in each of the fiscal years 1999, 1998 and 1997. This business unit's net revenues in absolute dollars increased in fiscal 1999 as compared to fiscal 1998, and also increased in fiscal 1998 as compared to fiscal 1997. The increases in both comparative years were due to increased sales of our Visual Cafe Database and Professional Editions.

Our Corporate Sunset segment's revenues are generated from sales of products that are nearing the end of their life cycles. Net revenues from this segment were less than 1% of net revenues for fiscal 1999 and 1% and 9% of our net revenues for fiscal 1998 and 1997, respectively.

During fiscal 1999, 1998 and 1997, the financial impact of product price reductions for certain of our principal products was more than offset by the increase in the volume of products sold, resulting in increased net revenues.

INTERNATIONAL. Net revenues from international sales, or revenues outside of North America, were $219 million and $179 million and represented 37% and 34% of net revenues in fiscal 1999 and 1998, respectively. The increase was largely due to stronger sales to Europe and Japan. Net revenues from international sales increased by $42 million in fiscal 1998, from $137 million in fiscal 1997. This increase in net revenues was the result of our penetration of new and emerging markets in Latin America and Asia/Pacific, as well as increased sales in Europe. Foreign exchange rate fluctuations during fiscal 1999, 1998 and 1997 did not materially affect annual revenue.

PRODUCT RETURNS. We estimate and maintain reserves for product returns. Product returns principally relate to stock balancing and the replacement of obsolete products which are offset by orders of equal or greater value for the current versions of the products. The mix of products returned from the distributors/resellers as compared to products sold to the distributors/resellers does not impact the gross margins, as Symantec's gross margins are consistent across its various product families. Changes in the level of product returns and related product returns provision are generally offset by a change in the level of gross revenue. As a result, the product returns provision did not have a material impact on reported net revenues in any period presented.

GROSS MARGIN.
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software.

Gross margin was 84% of net revenues in fiscal 1999 and fiscal 1998 and 82% in fiscal 1997. Factors contributing to an increase in gross margin percentage during fiscal 1998 as compared to fiscal 1997 include reduction of direct material costs, which were accomplished by shifting product media from more expensive diskettes to lower priced CD-ROMs and reductions in the size of bound manuals, accomplished through a shift in documentation for our principal products from paper manuals to electronic manuals. Additional cost reductions occurred in manufacturing overhead costs due to improved economies of scale and reductions in capitalized software amortization and write-offs as discussed below.

PURCHASED PRODUCT RIGHTS AND CAPITALIZED SOFTWARE. As indicated in the overview, during fiscal 1999 we acquired Quarterdeck, Intel's anti-virus business and Binary's operations, as a result of these transactions we recorded purchased product rights and technology of approximately $8 million, $11 million and $17 million, respectively. See

Note 3 of Notes to Consolidated Financial Statements in this Form 10-K. During fiscal 1998, software development costs did not materially affect us.

Amortization of purchased product rights and capitalized software totaled approximately $11 million, $1 million and $2 million in fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 from fiscal 1998 is primarily due to additional amortization related to developed technologies acquired from Intel's anti-virus business, Binary and Quarterdeck from the date of acquisition. The amortization will occur over the next 3 to 5 years. See Note 4 of Notes to Consolidated Financial Statements in this Form 10-K

RESEARCH AND DEVELOPMENT EXPENSES.
We charge research and development expenditures to operations as incurred. Research and development expenses remained flat at 17% for fiscal 1999 compared to fiscal 1998 as a percentage of net revenues and represented 20% of total company net revenues in fiscal 1997. The decrease in research and development expenses as a percentage of net revenues in fiscal 1998 from fiscal 1997 largely resulted from our decision to cease development of certain software products no longer actively marketed by us.

Research and development expenses increased 11% to $102 million in fiscal 1999 from $91 million in fiscal 1998 and increased 3% in fiscal 1998 from $89 million in fiscal 1997. The increase in both years was a result of increased spending on new product development.

SALES AND MARKETING EXPENSES.
Sales and marketing expenses were 48% as a percentage of net revenues for fiscal 1999, and remained flat at 49% as a percentage of net revenues for both fiscal 1998 and 1997. The sales and marketing expenses were approximately $286 million, $261 million and $221 million in fiscal 1999, 1998 and 1997, respectively. This absolute increase in sales and marketing dollars for fiscal 1999 over fiscal 1998 is primarily due to increased headcount, as well as increased spending in advertising and promotional expenses. The increase in sales and marketing expenses in fiscal 1998 as compared to fiscal 1997 is primarily related to increased international sales and marketing.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.
As indicated in the overview, in fiscal 1999, we acquired IBM's and Intel's anti-virus businesses, Binary's operations and Quarterdeck. The following table outlines the value of the intangible assets recorded in connection with these acquisitions:


                                                        Allocated Purchase Price Components (in thousands)
                             -------------------------------------------------------------------------------------------------------
                             Purchase     In-Process    Developed                    Customer                               Prepaid-
                               Price          R&D        Software       Goodwill       Base     Workforce       Tradename     R&D
                             --------     ----------    ---------       --------     --------   ---------       ---------   --------
IBM                          $ 20,250      $ 7,100       $    --         $11,850      $  100       $ --       $   --         $1,200
Binary                         27,871        7,100        16,900           3,751          --        120           --             --
Intel                          16,525        5,017        10,697              --         811         --           --             --
63% of Quarterdeck             59,347        7,560         4,410          45,588         882         25          862             --
37% of Quarterdeck             25,960          740         4,070          20,210         407         15          518             --
                             --------      -------       -------         -------      ------       ----       ------         ------
Total                        $149,953      $27,517       $36,077         $81,399      $2,200       $160       $1,400         $1,200
                             ========      =======       =======         =======      ======       ====       ======         ======

We wrote-off approximately $28 million in in-process research and development associated with the IBM, Binary, Intel and Quarterdeck purchases. These write-offs were necessary because the acquired technologies had not yet reached technological feasibility and there were no alternative uses. We are using the acquired in-process research and development associated with these acquisitions to create new anti-virus products and enhanced management and administrative capabilities to be integrated into our suite of anti-virus offerings and other corporate products over the next two years. This in-process technology will also be used to create new Uninstall and Disk Cloning products.

The efforts required to develop the purchased in-process technology principally relate to the completion of all planning, designing, development and testing activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

We determined the fair value of the in-process technology for each of the purchases by estimating the projected cash flows related to these projects, including the cost to complete the in-process technologies and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

IBM. The in-process technology acquired in the IBM purchase primarily consisted of the IBM immune system technology and related anti-virus patents. This technology is designed to detect previously unknown viruses, analyze them and distribute a cure, all automatically and faster than existing methods. We intend to integrate this technology into our suite of anti-virus products and engage in considerable amount of infrastructure enhancement required for its deployment throughout 1999.

We assumed that revenue attributable to this in-process technology would increase substantially during the first year and then decrease at rates of 35% to 14% during the remaining three years of the four year projection. We projected annual revenues to range from approximately $17 million to $8 million over the term of the projection.
We based these projections on:

     o  penetration into IBM's and our existing installed base of customers;

     o  anticipated growth rates of the anti-virus markets;

     o an accelerated growth of new customers during the first year of delivering immune system technology; and

     o  the estimated life of the underlying technologies.

Based on our historical experience with similar products, we estimated marketing and sales expenses for the in-process technology to be 40% as a percentage of revenue throughout the valuation period. Based on our historical general and administrative expenses, we estimated general and administrative expenses to be 7% throughout the period of analysis.

We assumed operating profit before acquisition related amortization charges would be approximately $4 million during the first year. We assumed that it would decrease at annual rates ranging from 35% to 14% during the remaining periods, resulting in annual operating profits ranging between approximately $4 million and $2 million. We estimated costs to be incurred to reach technological feasibility of in-process technologies from IBM as of the date of the agreement to total approximately $2 million. We estimated the in-process technology to be approximately 78% complete at that time. We projected the introduction of acquired in-process technologies in early/mid 1999 and now expect the introduction to take place in the second half of 1999.

We used a discount rate of 30% for valuing the in-process technology from IBM, which we believe to reflect the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than our weighted average cost of capital of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the immune system and related anti-virus technology acquired from IBM were made based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-K.

BINARY. The in-process technology acquired in the Binary acquisition primarily consisted of disk cloning technologies associated with Ghost, the flagship product of Binary. Ghost software is designed to create a complete image of a hard drive in the form of a single file that can be copied to another computer connected via a network.

We assumed that revenue attributable to Binary's in-process technology will increase in the first three years of the five year projection period at annual rates ranging from 1108% to 88% and then decrease at rates of 3% to 74% over the remaining periods as other technologies enter the marketplace. We projected annual revenues to range from approximately $1 million to $14 million over the projected period. We based these estimates on:

     o  aggregate growth rates for the business as a whole;

     o  individual product revenues;

     o  anticipated product development cycles; and

     o  the life of the underlying technology.

We estimated marketing and sales expenses for the in-process technology to be 31% as a percentage of revenue throughout the valuation period. Based on our historical general and administrative expenses, we estimated general and administrative expenses to be 7% throughout the period of analysis.

We projected operating profit before acquisition related amortization charges to increase from less than $1 million during the first year to approximately $7 million during the third year. We projected that operating profits would then decrease from 4% to 74% during the remaining two years, resulting in profits of approximately $7 million and $2 million. Because we assumed that most product development costs would be incurred in the first year, reducing operating expenses as a percentage of revenue in later years, we anticipate operating profit to increase faster than revenue in the early years.

We estimated costs to be incurred to reach technological feasibility of in-process technologies from Binary as of the date of the acquisition to total approximately $2 million. We estimated the in-process technology to be approximately 50% complete at that time. We projected the introduction of acquired in-process technologies in early/mid 1999 and this has been completed.

We used a discount rate of 30% for valuing the in-process technologies from Binary, which we believe to reflect the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than our weighted average cost of capital of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the disk cloning technologies acquired from Binary were made based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-K.

INTEL. The in-process technology acquired in the Intel purchase consists of the LANDesk anti-virus technology which resides in the LANDesk virus protect product line, LDVP. The LDVP product offers centrally managed virus protection to computer networks. We intend to initially sell the next version of LDVP software on a standalone basis. We anticipate that during 1999 this technology will be integrated into our suite of corporate anti-virus offerings, in addition to future corporate products.

We assumed revenue attributable to Intel's in-process technology to be approximately $12 million during the first year, increasing to approximately $13 million during the second year and then declining at annual rates ranging from 35% to 77% during the remaining three years of the five year projection as other technologies enter the marketplace. We projected annual revenues to range from approximately $13 million to $1 million over the projected period. We based these estimates on:

     o  revenue estimates of the acquired LDVP business;

     o  aggregate growth rates for the anti-virus business as a whole;

     o anticipated revenue to be earned from future corporate product offerings;

     o  anticipated product development cycles; and

     o  the life of the underlying technology.

Based on our historical experience with similar products, we estimated marketing and sales expenses for the in-process technology to be 43% as a percentage of revenue throughout the valuation period. Based on our historical general and administrative expenses, we estimated general and administrative expenses to be 8% throughout the period of analysis.

We assumed operating profit before acquisition related amortization charges to be approximately $5 million during the first year, increasing by 7% during the second year and then declining at annual rates ranging from 34% to 77% during the remaining periods, resulting in annual operating profits ranging between approximately $5 million and less than $1 million. We assumed a growth rate for operating profits, which are slightly higher than revenue projections, when projecting the operating profit during the early years. The higher growth rate is attributable to the increase in revenues discussed above as the technology is integrated more deeply into our product offerings, while research costs remain constant.

We estimated costs to be incurred to reach technological feasibility of in-process technologies from Intel as of the date of the product being delivered to us to total approximately $1 million. We estimated the in-process technology to be 88.1% complete at that time. We projected the introduction of acquired in-process technologies in early/mid 1999 and this has been completed.

We used a discount rate of 30% for valuing the in-process technology from Intel, which we believe reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than our weighted average cost of capital of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the LANDesk anti-virus technology acquired from Intel were made based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-K.

QUARTERDECK. The in-process technology acquired in our acquisition of Quarterdeck consisted of projects related to Quarterdeck's CleanSweep product line. The CleanSweep product line is designed to enhance the performance of the Windows operating system by finding and removing outdated, unnecessary, or unwanted files, applications and system components, thereby freeing up disk space.

The following discussion relates to our purchase of a 63% interest in November 1998:

We assumed revenue attributable to the in-process technology to be approximately $24 million during the first year and then declining at annual rates of 5% to 65% during the remaining periods of the six year projection period as other technologies are released into the marketplace. We projected annual revenues to range from approximately $24 million to $3 million over the projected period. We based these projections on:

     o  aggregate revenue estimates for the business as a whole;

     o anticipated revenue derived from being able to increase our penetration in the uninstaller market;

     o  anticipated growth rates in the utilities suites markets;

     o  anticipated product development cycles; and

     o  the life of the underlying technology.

Based on indications from similar companies, we estimated overall sales, marketing and general and administrative expenses to be 30% throughout the valuation period.

We assumed operating profit before acquisition related amortization charges to be approximately $11 million during the first year, increasing by 1% during the second year and then declining at annual rates ranging from 17% to 69% during the remaining periods, resulting in annual operating profits ranging between approximately $11 million and $1 million. Because we assumed that most product development costs would be incurred in the first year, reducing operating expenses as a percentage of revenue in later years, operating profit in early years increases as revenue declines.

We estimated costs to be incurred to reach technological feasibility as of the date of acquisition for Quarterdeck in-process technologies to total approximately $1 million. We estimated the in-process technology to be 80% complete as of the date of the acquisition. We projected the introduction of acquired in-process technologies in early/mid 1999 and this is now expected to take place in the second half of 1999.

We used a discount rate of 20% for valuing the in-process technology from Quarterdeck, which we believe reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate reflects a premium above that of the risk associated with the acquired developed technology and is higher than our weighted average cost of capital.

The following discussion relates to our purchase of the remaining 37% interest in March 1999:

We assumed revenue attributable to the in-process technology to be approximately $9 million during the first year, increasing to approximately $23 million during the second year and then declining at annual rates of 14% to 45% during the remaining periods of the six year projection period as other technologies are released into the marketplace. We projected annual revenues to range from $9 million to $23 million over the projected period. We based these projections on:

     o  aggregate revenue estimates for the business as a whole;

     o anticipated revenue derived from being able to increase our penetration in the uninstaller market;

     o  anticipated growth rates in the utilities suites markets;

     o  anticipated product development cycles; and

     o  the life of the underlying technology.

Based on indications from similar companies, we estimated overall sales, marketing and general and administrative expenses to be 30% throughout the valuation period.

We assumed operating profit before acquisition related amortization charges to be approximately $4 million during the first year, increasing by 208% during the second year and then declining at annual rates ranging from 14% to 45% during the remaining periods, resulting in annual operating profits ranging between approximately $7 million and $2 million. Because we assumed that most product development costs would be incurred in the first year, reducing operating expenses as a percentage of revenue in later years, operating profit in early years increases as revenue declines.

We estimated costs to be incurred to reach technological feasibility as of the date of acquisition for Quarterdeck in-process technologies to total approximately $1 million. We estimated the in-process technology to be 20% complete as of the date of the acquisition. We project introduction of acquired in-process technologies in mid/late 1999. The percent completion is significantly lower than the percent completion of the previous purchase due to significant changes in product features, R&D investment levels and introduction dates.

We used a discount rate of 20% for valuing the in-process technology from Quarterdeck, which we believe reflected the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate reflects a premium above that of the risk associated with the acquired developed technology and is higher than our weighted average cost of capital.

The assumptions and projections discussed for the projects related to Quarterdeck's CleanSweep product line were made based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-K.

There was no in-process research and development expenses in fiscal 1998. In fiscal 1997, Symantec entered into a purchase agreement to acquire certain software technologies to enable Web Authoring for the Mac OS environment. The terms of the purchase agreement provided that Symantec pay $3 million upon the signing of the agreement and the delivery of the then in-process, pre-beta software technologies to Symantec. At the time of this purchase, no revenues had been derived from any of the technologies acquired and revenues were not anticipated from these technologies until calendar 1997. In accordance with FAS 86, we utilized a working model of the desktop software product (essentially a beta version of the product) as its point of technological feasibility for desktop products because a detailed program does not exist. Symantec had consistently utilized this point in a desktop product's development life cycle for purposes of the capitalization of software. In accordance with the requirements of SFAS 86, we evaluated the purchased software for technological feasibility and determined that a detailed program design did not exist. Accordingly, we accounted for the cost of the purchased computer software the same as the costs incurred to develop such software internally. Additionally, these software technologies had no alternate future use beyond the continuing development efforts of the Web Authoring product. Accordingly, the Company expensed the cost of these software technologies and recorded an approximately $3 million charge for the write-off of in-process research and development in fiscal 1997.

GENERAL AND ADMINISTRATIVE EXPENSES.
General and administrative expenses were 6% of net revenues in fiscal 1999 and 7% of net revenues for both fiscal 1998 and 1997. General and administrative expenses decreased by 6% to $36 million in fiscal 1999 from $38 million in fiscal 1998. In fiscal 1998, general and administrative expenses increased by 12% from $34 million in fiscal 1997.

General and administrative expenses decreased in fiscal 1999 as compared to fiscal 1998. This decrease was primarily due to reductions in our information system costs. General and administrative expenses increased in fiscal 1998 as compared to fiscal 1997 at a rate proportionate to net revenue growth. This increase was the result of increased personnel expenses associated with the growth of the Company.

LITIGATION JUDGMENT.
Litigation expenses that related to a judgment by a Canadian court on a decade-old copyright action assumed by us as a result of our acquisition of Delrina Corporation totaled approximately $6 million for fiscal 1999. See Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K.

RESTRUCTURING AND OTHER EXPENSES.
During the September quarter of fiscal 1999, we implemented a plan to restructure certain of our operations, which included outsourcing our domestic manufacturing operations. We recorded approximately $4 million of employee severance and outplacement expenses to reduce the workforce by approximately 5% in both domestic and international operations. We recorded approximately $1 million for excess facilities and equipment from the abandonment of our manufacturing facility lease. As of March 31, 1999, these activities were substantially completed. See Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K.

There were no acquisition, restructuring and other expenses incurred in fiscal 1998.

In fiscal 1997, we recorded total acquisition charges of approximately $1 million in connection with the acquisition of Fast Track. We also recorded a charge of approximately $3 million for costs related to the restructuring of certain domestic and international sales and research and development operations, certain legal settlements and other expenses. Other charges recorded in fiscal 1997 included approximately $2 million in connection with the write-off of an equity investment. See Summary of Significant Accounting Policies and Note 14 of Notes to Consolidated Financial Statements of this Form 10-K.

Remaining acquisition, restructuring and other expense accruals as of March 31, 1999 were approximately $4 million.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE).
Interest income was approximately $14 million, $13 million and $7 million in fiscal 1999, 1998 and 1997, respectively. Interest income increased 3% in fiscal 1999 over fiscal 1998. This increase was primarily due to higher average invested cash balances, gains on the sale of investments and interest income received from income tax refunds. Interest income increased 83% in fiscal 1998 over fiscal 1997. This increase was due to higher average invested cash balances.

Interest expense was approximately $2 million in 1999 and $1 million in both fiscal 1998 and 1997. The interest expense was principally related to our convertible subordinated debentures, which were converted in February 1999 and Quarterdeck's subordinated notes, that were paid off in March 1999. See Note 6 of Notes to Consolidated Financial Statements of this Form 10-K.

Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in currency exchange rates. Foreign currency exchange gains and losses accounted for approximately $2 million in income in 1999, which primarily resulted from the payoff of an intercompany loan. In fiscal 1998 there was less than $1 million in expense and in 1997 there was approximately $2 million in expense.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES. Income from sale of technologies and product lines was approximately $41 million, $45 million and $9 million for the fiscal years 1999, 1998 and 1997, respectively. This income is related to the sale of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard, both of which took place in fiscal 1997. For fiscal 1997 the income is net of expenses related to the sale of these technologies and product lines, which is comprised of approximately $8 million for the write-off of purchased intangibles and developed software costs and approximately $3 million in legal , accounting and other expenses. See Note 13 of Notes to Consolidated Financial Statements of this Form 10-K.

INCOME TAXES.
Our effective tax rate on income before income taxes for fiscal 1999, excluding charges for acquired in-process research and development expenses, was 32%. Our effective tax rate was 24% and 14% for fiscal 1998 and 1997, respectively. Our 1999 income tax rate of 32% is lower than the U.S. federal and state combined statutory rate of

40% primarily due to a lower statutory tax rate for our Irish operations. The effective tax rate for fiscal 1998 and 1997 was lower due to the utilization of previously unbenefitted losses and credits.

Our tax provision for fiscal 1999 consists of two items: 1) a $35 million tax provision (or 32% effective tax rate) on income before income taxes of $110 million, which excludes a $27 million charge for acquired in-process research and development expenses and 2) a $2 million tax benefit on the $27 million charge for in-process research and development. We have established a valuation allowance for the portion of the deferred tax asset attributable to the acquired in-process research and development expenses that is not expected to be realized within five years.

Realization of the $28 million of net deferred tax assets is dependent upon our ability to generate sufficient future U.S. taxable income. Based on our forecast of U.S. earnings, we believe that it is more likely than not that we will realize this asset. The net deferred tax asset includes a valuation allowance of approximately $30 million. Approximately $21 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which we will credit to equity when realized. Approximately $7 million of the valuation allowance for deferred tax assets is attributable to the charge for acquired in-process research and development expenses, the benefit of which we do not expect to realize within five years. The remaining $2 million of the valuation allowance represents net operating loss and tax credit carryforwards of various acquired companies that are limited by separate return limitations under the "change of ownership" rules of Internal Revenue Code
Section 382.

We project our effective tax rate to be 32% in fiscal 2000. This rate is lower than the expected U.S. federal and state combined statutory rate of 40% due primarily to a lower tax rate from our Irish operations. However, this projection is subject to change due to fluctuations in and the geographic allocation of earnings. See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Fluctuations in Quarterly Operating Results; Foreign Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, short-term investments and long-term investments decreased approximately $63 million to $197 million at the end of fiscal 1999 from $260 million at the end of fiscal 1998. This decrease was largely due to the acquisitions of Quarterdeck, Binary and Intel's and IBM's anti-virus businesses and the repurchase of approximately 3 million shares of our stock during the September and December quarters.

Quarterdeck had issued $25 million of 6% convertible senior subordinated notes, or Notes, due in 2001. These Notes were issued to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. These Notes were paid in full on March 30, 1999.

In addition to cash, short-term investments and long-term investments of $197 million, we have approximately $71 million of restricted investments related to collateral requirements under lease agreements entered into by us during fiscal 1997 and 1999. In accordance with the lease terms, these funds are not available to meet operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

Net cash provided by operating activities was approximately $124 million and was comprised of our net income of approximately $50 million, plus non-cash related expenses of $57 million and a net increase in assets and liabilities of $17 million.

Net trade accounts receivable increased $11 million to approximately $76 million and to 39 days sales outstanding at March 31, 1999 from approximately $65 million and 38 days sales outstanding at March 31, 1998.

On June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of our outstanding common stock before December 31, 1998. The repurchased shares were used for employee stock purchase programs and option grants. We completed the repurchase as of October 31, 1998, repurchasing approximately 3 million shares for approximately $56 million at prices ranging from $13.10 to $27.21 per share.

As of March 31, 1999, we were in compliance with all covenants under our bank line of credit agreement. There were no borrowings under this line and we had less than $1 million of standby letters of credit outstanding under this line. Future acquisitions may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit was canceled or amounts were not available under the line, there would not be a material adverse impact on the liquidity or capital resources of the Company.

If we were to sustain significant losses, we could be required to reduce operating expenses, which could result in:

     o  product delays;

     o reassessment of acquisition opportunities, which could negatively impact our growth objectives; and/or

     o  the requirement to pursue further financing options.

We believe that existing cash and short-term investments and cash generated from operating results will be sufficient to fund operations for the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statements of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and were effective for Symantec beginning with the June 30, 1998 quarter. In December 1998, AcSEC issued SOP 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of Symantec's fiscal 2000. Symantec early adopted SOP 98-9 for its financial statements and related disclosures beginning in the March 1999 quarter. SOP 98-9 did not have a material affect on our results.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will be effective for Symantec at the beginning of the June 2000 quarter for both annual and interim reporting periods. Symantec is evaluating the potential impact of this accounting pronouncement on required disclosures and accounting practices.

AcSec issued its SOP 98-1, Accounting for Costs of Computer Software Developed For or Obtained for Internal-Use, under which, qualifying computer software costs incurred during the application development stage are required to be capitalized and amortized to expense over the software's estimated useful life. Symantec adopted SOP 98-1 for its financial statements and related disclosures in fiscal 1999. SOP 98-1 did not materially affect our results.

BUSINESS RISK FACTORS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Due to the factors noted below, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. We have previously experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES. We participate in a highly dynamic industry characterized by rapid change and uncertainty related to new and emerging technologies and markets. The recent trend toward server-based applications in networks and applications distributed over the Internet could have a material adverse affect on sales of our products. Future technology or market changes may cause certain of our products to become obsolete more quickly than expected.

The use of a Web browser, running on either a PC or network computer, to access client/server systems is emerging as an alternative to traditional desktop access through operating systems that are resident on personal computers. If the functionality associated with this type of system access reduce the need for our products, our future net revenues and operating results could be adversely affected.

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE AND WE EXPECT THAT COMPETITION WILL CONTINUE AND MAY INCREASE. The microcomputer software market is intensely competitive and is subject to rapid changes in technology. It is influenced by the strategic direction of major microcomputer hardware manufacturers and operating system providers. Our competitiveness depends on our ability to enhance existing products and to offer successful new products on a timely basis. We have limited resources and must restrict product development efforts to a relatively small number of projects. See Item 1:
Business-Competition, for examples of key competitors for our products in each of our business units.

Many of our existing and potential competitors have greater financial, marketing and technological resources than we do. We believe that competition in the industry will continue to intensify as most major software companies expand their product lines into additional product categories.

INTRODUCTION OF NEW OPERATING SYSTEMS MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR FINANCIAL RESULTS AND STOCK price. The release and subsequent customer acceptance of current or enhanced operating systems are particularly important events that increase the uncertainty and volatility of our results. If we are unable to successfully and timely develop products that operate under existing or new operating systems, or if pending or actual releases of the new operating systems delay the purchase of our products, our future net revenues and operating results could be materially adversely affected.

Microsoft has incorporated advanced utilities into Windows 95, including:

     o  telecommunications capabilities;

     o  facsimile capabilities, which were later dropped from Windows 98; and

     o  data recovery utilities.

Microsoft has included additional product features in Windows 98, including:

     o  enhanced disk repair;

     o  disk defragmentation;

     o  system file maintenance;

     o  ISDN support; and

     o  PPTP virtual private networking.

Inclusions of features such as these and any additional features by Microsoft in new versions of Windows, including Windows 2000 and Windows 98 Second Edition, may decrease the demand for certain of our products, including those currently under development and products specifically intended for Windows 2000.

Microsoft's Windows 98 operating system was introduced during the June 1998 quarter and Windows 98 Second Edition is anticipated to be introduced at the end of 1999. We believe that weak retail software sales during the June and September 1998 quarters compared to the March 1998 quarter may have been due, in part, to the release of Windows 98 at the end of the June 1998 quarter. Our ability to generate revenue from many of our current products and products currently under development could be less than anticipated in future periods due to reported incompatibilities by end-users and delays in the purchase of our products as end-users first deploy Windows 98 and Windows 98 Second Edition. In addition, we may face declining sales following Microsoft's introduction of Windows 2000, which was formerly known as Windows NT 5.0, currently scheduled for the end of 1999.

Our financial results and our stock price declined significantly within approximately 6 months after the releases of Windows 3.1, Windows 95 and Windows 98, which in some cases also caused the additional requirement for hardware upgrades, resulting in shifts in customer spending from software to hardware. We could face adverse financial results and additional stock price declines following future releases of operating systems.

Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development. Moreover, functionality previously provided only by software may be incorporated directly into hardware, potentially reducing demand for our products. Furthermore, our competitors may license certain of their products to Microsoft and OEMs for inclusion with their operating systems, add-on products or hardware, which may also reduce the demand for certain of our products.

Shifts in customer spending from software to hardware as the result of technological advancements in hardware or price reductions of hardware have in the past and may in the future, result in reduced revenues which have had and would have a material adverse affect on operating results.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. Consolidation in the software industry continues to occur, with competing companies merging or acquiring other companies in order to capture market share or expand product lines. As this consolidation occurs, the nature of the market may change as a result of fewer players dominating particular markets, potentially providing consumers with fewer choices. Also, some of these companies offer a broader range of products than Symantec, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Any of these changes may have a significant adverse effect on our future revenues and operating results.

Furthermore, we use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. We have completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increase acquisition costs or the inability to acquire the desired technologies, people or products.

WE MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF THE INTERNET IN A TIMELY MANNER. Critical issues concerning the commercial use of the Internet, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the Internet environment into our business operations and product development efforts, our future net revenues and operating results could be adversely affected.

WE FACE INTENSE PRICE BASED COMPETITION FOR SALES OF OUR PRODUCTS. Price competition is often intense in the microcomputer software market, especially for utility and anti-virus products. Many of our competitors have significantly reduced the price of utility and anti-virus products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins. If competitive pressures in the industry continue to increase in regards to utility and anti-virus products, we may be required to reduce prices and/or increase our spending on sales, marketing and research and development of these products as a percentage of net revenues, resulting in lower profit margins. These actions may be insufficient to offset the impact of price competition on our business and net revenues, and may result in reduced revenue, income and available cash.

THE TRANSITION TO INTEGRATED SUITES OF UTILITIES MAY RESULT IN REDUCED REVENUES. Symantec and our competitors now provide integrated suites of utility products. The price of integrated utility suites is significantly less than the total price of stand-alone products that are included in these utility suites when sold separately. As a result of the shift to integrated utility suites, price competition is intense and we have experienced cannibalization of our stand-alone products that are included within the suite. As a result, there may be a negative impact on our revenues and operating income from selling integrated utility suites rather than individual products, as the lower price of integrated utility suites may not be offset by increases in the total volume of utility suites sold. Additionally, our products may not compete effectively with competitors' products or integrated utility suites introduced in the future.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. While our diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred and may occur in the future. Fluctuations may be caused by a number of factors, including:

     o the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

     o  the introduction of competitive products by existing or new competitors;

     o  reduced demand for any given product;

     o seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

     o  the market's transition between operating systems.

A significant proportion of our revenues are generated during the last month of the quarter. Most resellers tend to make a majority of their purchases at the end of the fiscal quarter. In addition, many corporate customers negotiate site licenses near the end of each quarter. In part, this is because these two groups are able, or believe that they are able, to negotiate lower prices and more favorable terms. Our reliance on a large proportion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of the quarter results in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

ABSENCE OF BACKLOG MAY IMPACT OUR QUARTERLY FINANCIAL RESULTS. We operate with relatively little backlog. Therefore, if near-term demand for our products weakens in a given quarter, there could be an immediate, material reduction in net revenues, which would likely result in a significant and precipitous drop in our stock price. We have not experienced any difficulties in acquiring material or delays in production of our software and related documentation and packaging. We normally ship products within one week after receiving an order and do not consider backlog to be a significant indicator of future performance. However, shortages may occur in the future.

WE ARE DEPENDENT UPON THE RETAIL DISTRIBUTION CHANNEL. A large portion of our sales are made through the retail distribution channel, which is subject to events that create unpredictable fluctuations in consumer demand. Our retail distribution customers also carry our competitors' products. These retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by us and our competitors, over which we have no control and which we cannot predict.

Our agreements with distributors are generally nonexclusive and may be terminated by the distributors or by us without cause. Some distributors and resellers have experienced financial difficulties in the past. Distributors that account for a significant portion of our sales may experience financial difficulties in the future. When our distributors have experienced financial difficulties in the past, we have successfully moved these inventories to other distributors. However, we may not be able to do so in the future. If these distributors do experience financial difficulties and we are unable to move their inventories to other distributors, we may experience reduced sales or increased write-offs, which would adversely affect our operating results.

WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS. We currently offer a broad range of products and services over the Internet. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

CHANNEL FILL MAY AFFECT OUR NET REVENUES. Our pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. As a result, distributor inventories may decrease between the date we announce a new version or new product and the date of release. Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or retailers to end users as anticipated. If sales to retailers or end-users do not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories.

The impact of channel fill is somewhat mitigated by our deferral of revenue associated with distributor and reseller inventories estimated to be in excess of appropriate levels. However, net revenues may still be materially affected favorably or adversely by the effects of channel fill, particularly in periods where a large number of new products are simultaneously introduced.

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES. Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories. Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return our products through dealers and distributors within a reasonable period from the date of purchase for a full refund. In addition, retailers may return older versions of our products. We estimate and maintain reserves for product returns. However, future returns could exceed the reserves we have established, which could have a material adverse affect on our operating results.

OUR INCREASED SALES OF SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS AND COULD AFFECT OUR BUSINESS. We sell corporate site licenses through the distribution channel and through corporate resellers. We are increasingly emphasizing sales to corporations and small businesses through volume licensing agreements. These licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, if the corporate marketplace grows and becomes a larger component of the overall marketplace, we may not be successful in expanding our corporate segment to take advantage of this growth.

WE OFTEN DEPEND ON JOINT BUSINESS ARRANGEMENTS FOR PRODUCT DEVELOPMENT. We have entered into various development or joint business arrangements for the purpose of developing new software products and enhancements to existing software products as well as creating a presence in new markets. We may continue this strategy in the future. Depending on the nature of each such arrangement, the development, distribution, sale or marketing of the resulting product may be controlled either by us or by our business partner. The products that result from joint business arrangements may not be technologically successful, may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future.

WE DEPEND ON DISTRIBUTION BY VALUE-ADDED RESELLERS AND INDEPENDENT SOFTWARE VENDORS FOR A SIGNIFICANT PORTION OF OUR REVENUES. We distribute some of our products through value-added resellers and independent software vendors under arrangements through which our products are included with these resellers' and vendors' hardware products prior to sale by them through retail channels. These licensing agreements are generally non-exclusive and do not require these resellers or vendors to make minimum purchases. If we are unsuccessful in maintaining our current relationships and securing license agreements with additional value-added resellers and independent software vendors, or if these resellers and vendors are unsuccessful in selling their products, our future net revenues and operating results may be adversely affected.

WE MAY EXPERIENCE DIFFICULTY INTEGRATING ACQUISITIONS. We have completed a number of acquisitions including four acquisitions in fiscal 1999 and may acquire other companies and technology in the future. Acquisitions involve a number of special risks, including:

     o difficulties of integrating the operations of the acquired companies in an efficient and timely manner;

     o  diversion of management's attention from day-to-day operations;

     o  potential disruption of our existing businesses;

     o difficulties in successfully incorporating acquired technologies with our existing products;

     o difficulties of integration, training, retention and motivation of key employees of the acquired company;

     o  the burden of presenting a unified corporate image; and

     o obstacles to the integration of acquired products, research and development and sales efforts.

In addition, because the employees of acquired companies have frequently remained in their existing geographically diverse locations, we have not achieved certain economies of scale that we might otherwise have realized. Further economies of scale may not be realized in the future.

We may need to secure financing to pay for future acquisitions. Acquisition financing may not be available on favorable terms or at all. We typically incur significant expenses in connection with our acquisitions. Future acquisitions may have a significant adverse impact on our future profitability and financial resources.

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. We transact a significant portion of our revenues, manufacturing costs and operating expenses outside of the United States, often in foreign currencies. As a result, our operating results may be materially and adversely affected by:

     o  fluctuations in currency exchange rates;

     o  increases in duty rates;

     o exchange or price controls or other repatriation restrictions on foreign currencies;

     o  political and economic instability;

     o  government regulations;

     o  import restrictions;

     o  economic volatility; and

     o reduced protection for the Company's copyrights and trademarks in certain jurisdictions.

We utilize natural hedging to mitigate our foreign currency transaction exposure. We also hedge certain residual balance sheet positions through the use of one-month forward contracts. These strategies may be ineffective in the future. We may be unsuccessful in accurately forecasting transaction gains or losses. We expect an increase of our activities that are not denominated in U.S. dollars in the future. If there are continued fluctuations in the currency markets, our revenues could be materially and adversely affected.

INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. Technical support costs comprise a significant portion of our operating costs and expenses as with many companies in the software industry. We base our technical support levels, in a large part, on projections of future sales levels. Over the short term, we may be unable to respond to fluctuations in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. While we perform extensive quality control review over the technical support services provided by our corporate personnel and, to a lesser extent, over the support services outsourced to third-party vendors, customers may be dissatisfied with these services. If we have not satisfied our customers technical support needs, future product and upgrade sales to these customers may be reduced.

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN. We believe that we will need to make significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

THE LENGTH OF THE PRODUCT DEVELOPMENT CYCLE IS DIFFICULT TO PREDICT. The length of our product development cycle has generally been greater than we originally expected. Although such delays have undoubtedly had a material adverse affect on our business and because we are unable to predict the amount of net revenues that would have been obtained had the original development expectations been met, we are unable to quantify the magnitude of net revenues that were deferred or lost as a result of any particular delay. We are likely to experience delays in future product development. These delays could have a material adverse affect on the amount and timing of future revenues. Due to the inherent uncertainties of software development projects, we do not generally disclose or announce the specific expected shipment dates of our product introductions.

WE MAY BE UNABLE TO ADJUST EXPENSES TO FLUCTUATIONS IN REVENUES. As with many companies in the software industry, our employee and facility related expenditures comprise a significant portion of our operating expenses. We base our expense levels, in a large part, on projections of future revenue levels. Due to the fixed nature of these expenses over the short term, if revenue levels fall below expectations, our operating results are likely to be significantly adversely affected.

WE MUST MANAGE AND RESTRUCTURE OUR EXPANDING OPERATIONS EFFECTIVELY. We continually evaluate our product and corporate strategy. We have in the past undertaken and will in the future undertake organizational changes and/or product and marketing strategy modifications. These changes and modifications are designed to:

     o  maximize market penetration;

     o  maximize use of limited corporate resources;

     o  develop new products; and

     o  develop new product channels.

These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and the Company may not realize any benefit from these efforts.

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. We may be unable to attract or retain our key employees or to attract, assimilate and retain other highly qualified employees. We have from time to time in the past experienced and we expect in the future to experience difficulty in hiring and retaining skilled employees with appropriate qualifications. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which requires ongoing stockholder approval.

WE DEPEND ON OUR INTERNAL COMMUNICATIONS SYSTEMS THAT MAY BE DISRUPTED. Our order entry and product shipping centers are geographically dispersed. If our communications between these centers are disrupted, particularly at the end of a fiscal quarter, we will suffer an unexpected shortfall in net revenues and a resulting adverse impact on our operating results. If communications and Internet connectivity are disrupted, disruptions in communications and Internet connectivity may also cause delays in customer access to our Internet-based services or product sales. A business disruption could occur as a result of natural disasters or the interruption in service by communications carriers and may cause delays in product development that could adversely impact our future net revenues.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS. We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. However, we do not employ technology to prevent copying of our products. Despite our precautionary measures, third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. All of our products are protected by copyright and we have a number of patents and patent applications pending. We may not achieve the desired protection from, and third parties may design around, our patents. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

WE ARE INVOLVED IN LITIGATION WHICH COULD, AND ANY FUTURE LITIGATION MAY, AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are involved in a number of judicial and administrative proceedings incidental to our business. For a more complete discussion of our current litigation, see Note 16 of Notes to Consolidated Financial Statements in this Form 10-K. We intend to defend and/or pursue all of these lawsuits vigorously. We may suffer an unfavorable outcome in one or more of the cases. We do not expect the final resolution of these lawsuits to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

INTELLECTUAL PROPERTY LITIGATION
We believe that software developers will become increasingly subject to claims of intellectual property infringement as the number of software products in the industry increases and the functionality of these products further overlap. In addition, an increasing number of patents are being issued that may apply to software. Allegations of patent infringement are becoming increasingly common in the software industry. We are unable to ascertain all possible patent infringement claims because:

     o  new patents are being issued continually;

     o the subject of patent applications is confidential until a patent is issued; and

     o when a patent has been issued, the potential applicability of the patent to a particular software product is not apparent.

We have been involved in disputes claiming patent infringement in the past and are currently involved in a number of patent disputes and litigation. We believe we, like other companies that obtain some of their products through publishing agreements or acquisitions, face potentially greater risks of infringement claims since we have less direct control over the development of those products. Although infringement claims may ultimately prove to be without merit, they are expensive to defend and may consume our resources or divert our attention from day-to-day operations. If a third party alleges that we have infringed their intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. If we engage in litigation and the third party is found to have a valid patent claim against us and a license is not available on reasonable terms, our business, operating results and financial condition may be materially adversely affected.

YEAR 2000 - PRODUCT LIABILITY LITIGATION
We believe the software products that we currently develop and actively market are Year 2000 compliant for significantly all functionality. However, these products could contain errors or defects related to the Year 2000. In addition, earlier versions of our products, those that are not the most currently released or are not currently being developed, may not be Year 2000 compliant. We have sold some of our older product lines, which are not being actively developed and updated. These older products are also not necessarily Year 2000 compliant and will no longer be sold after June 29, 1999.

We are currently party to a lawsuit related to the alleged inability of pre-version 4.0 Norton AntiVirus products to function properly in respect to Year 2000. We believe that this lawsuit has no merit and we intend to defend against this claim vigorously. We do not expect the final resolution of this lawsuit to have a material adverse affect on the results of operations and financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of this lawsuit, our future results of operations or cash flows could be materially adversely affected in a particular period.

SOFTWARE DEFECTS AND PRODUCT LIABILITY
Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. For example, in the past, our anti-virus software products have incorrectly detected viruses that do not exist. We have not experienced any material adverse effects resulting from any of these defects or errors to date and we test our products prior to release. Nonetheless, defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on Symantec's business, operating results and financial condition.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION. While we have not been the target of software viruses specifically designed to impede the performance of the our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site from time to time. A hacker who penetrates our network or web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

THE CONVERSION OF THE EUROPEAN CURRENCIES TO THE EURO MAY IMPACT OUR FOREIGN EXCHANGE HEDGING PROGRAM. On January 1, 1999, the euro became the common currency of 11 of the 15 member countries of the European Union. The national currencies of these 11 countries will coexist with the euro at fixed exchange rates through December 31, 2001. Euro denominated bills and coins will be introduced on January 1, 2002 and, by July 1, 2002, the national currencies will no longer be legal tender.

We established a euro task force to address the business implications of the euro. The task force implemented changes to our system and processes in order to be euro-ready on January 1, 1999. We will continue to evaluate the impact of the euro and expect to make further changes to accommodate doing business in the euro.

We expect that the euro will dictate changes in our foreign exchange hedging program. These changes may lead to increased fluctuations in foreign currency hedging results. Based on current information, we do not believe that the euro will have a material adverse impact on our operations or financial condition.

WE MAY EXPERIENCE REDUCED DEMAND FOR OUR PRODUCTS DUE TO CHANGES IN CUSTOMER BEHAVIOR RESULTING FROM YEAR 2000 PREPARATION. With the emerging requirements on Year 2000 compliance and functionality, many enterprise customers may use their Information Technology budgets in 1999 to focus on Year 2000 issues. In addition, our customer's Information Technology organizations may be unwilling to deploy new software until after the Year 2000 in order to reduce the complexity of any changes in their systems required by any actual Year 2000 failures. Either of these factors could reduce sales of our products and could have an adverse affect on revenues.

WE MAY EXPERIENCE DISRUPTION OF OUR INTERNAL SYSTEMS AS A RESULT OF THE YEAR 2000. We have completed a major evaluation of our internal applications, systems and databases. We are modifying or replacing portions of our hardware and associated software to enable our operational systems and networks to function properly with respect to dates leading up to January 1, 2000 and thereafter. We continue to evaluate interfaces between our systems and third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. In addition, the systems of other companies with which we do business may not address Year 2000 problems on a timely basis. We expect the process of evaluating third-party Year 2000 compliance to be an ongoing process. We are evaluating Year 2000 exposures of our key suppliers, as well as our buildings and related facilities. We expect that the costs to complete the Year 2000 project to be approximately $2 million and will be expensed as incurred.

Our Year 2000 Project is divided into several phases:

     Assessment - where the vulnerability of the hardware, software, process or service element is identified.

     Planning - where corrective action is determined for each vulnerable element.

     Remediation and Unit Test - where the corrective action is taken and initial testing is performed.

     Limited System Test - where related elements are tested together, using dates in the vulnerable range and any necessary follow-up remediation is completed.

We track the progress of the Year 2000 on a sub-project level. The following table is a summary of the completion status and currently expected completion date of each phase for each sub-project. The expected completion dates are subject to the risks and uncertainties of locating and correcting errors in complex computer systems. The actual dates on which we complete each phase may vary significantly. Some sub-project completion dates have shifted since our last 10-Q filing. We have realized that our principal software vendor will be providing delayed Year 2000 patches throughout 1999. These patches need to be tested before installing them into our environment. In order to optimize the usage of our special test environment and people resources, we have conservatively extended our Limited Systems Test phase. Again, we realized that some of our primary hardware vendors would continue to supply delayed Year 2000 fixes through 1999 and therefore we will need to prepare accordingly. Building and related facilities dates were modified to address the resources involved in the physical move of our World Headquarters in the latter half of 1999. We believe that these conservative date modifications will not impair our ability to remain in business before, throughout and beyond the transition into the new millenium. Periodic updates regarding the Year 2000 status are provided to both the Executive Staff and Board of Directors.

SUB-PROJECT                             PHASE AND STATUS OR DUE DATE
------------------------------------    ---------------------------------------------------
                                                                               Limited
                                        Assessment   Planning     Remediation  System Test
                                        ----------   --------     -----------  ------------
Business Systems                        Complete     Complete     Complete     Jul-Dec 1999

Networks, Servers & Communications
         Americas                       Complete     Complete     Complete     Jul-Dec 1999
         EMEA                           Complete     Complete     Sep 1999     Oct-Dec 1999
         Japan & Asia/Pacific           Complete     Complete     Sep 1999     Oct-Dec 1999

Desktop and Mobile Computers            Complete     Complete     Sep 1999     Jul-Dec 1999

Buildings and Related Facilities        Complete     Sep 1999     Dec 1999     Jul-Dec 1999

Suppliers and Outside Services          Complete     Aug 1999     Oct 1999     Oct-Dec 1999

If our electric power or telephone services are interrupted for significant periods, some of our facilities might be unable to operate. We maintain business recovery plans for our major locations to provide for an orderly response to various disaster scenarios. We are reviewing and augmenting these plans to provide contingency plans for potential internal and external Year 2000 related problems. We have scheduled completion of the analysis and the associated contingency plans for September 1999.

We believe that, following our conversion to new software and modifications of existing computer hardware and software, we will not suffer significant operational problems with our computer systems due to the Year 2000. However, if we are unable to complete remaining modifications and conversions in a timely manner, Year 2000 noncompliance might materially adversely impact our operations. Because testing of the Year 2000 functionality of our systems must occur in a simulated environment, we are unable to test fully all Year 2000 interfaces and capabilities prior to the Year 2000.

We have not deferred any other information systems projects as a result of our focus on Year 2000 compliance issues. We believe that our exposure from Year 2000 issues is not material to our business as a whole. However, if certain key suppliers or distributors should suffer business interruptions due to Year 2000 problems, we could be forced to delay product shipments.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not have significant exposure to changing interest rates because of the low levels of marketable securities on our balance sheet. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading purposes.

INTEREST RATE SENSITIVITY. As of March 31, 1999, the fair market value of our financial instruments with exposure to interest risk was approximately $249 million. Sensitivity analysis for a six-month horizon was performed on our floating rate and fixed rate financial investments and floating rate liabilities. Parallel shifts in the yield curve of both +/-50 basis point (+/-10% of our weighted average interest rate) would result in fair market values for investments of approximately $255 million as well as with a 50 basis point increase and 50 basis point decrease in interest rates. Fair market values of floating rate financial obligations would increase by less than $1 million for a 50 basis point rise and decrease by less than $1 million with a 50 basis point decrease in interest rates.

EXCHANGE RATE SENSITIVITY.
We conduct business in 31 international currencies through our worldwide operations. We have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, of one fiscal month duration to hedge various foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts to mitigate the risk of material foreign currency transaction losses. We do not use forward contracts for trading purposes. At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate of the maturing forward contracts and the realized gains and losses are recorded and included in net income as a component of other income (expense).

We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

We use sensitivity analysis to quantify the impact market risk exposure may have on the fair market values of our financial instruments. The financial instruments included in the sensitivity analysis consist of all of our foreign currency assets and liabilities and all derivative instruments, principally forward contracts.

The sensitivity analysis assesses the risk of loss in fair market values from the impact of hypothetical changes of instantaneous, parallel shifts in exchange rates and interest rates yield curves on market sensitive instruments over a six month horizon. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

As of March 31, 1999, the net fair value liability of our financial instruments with exposure to foreign currency risk was approximately $86 million. A 10% movement in the levels of foreign currency exchange rates against the U.S. dollar would result in a decrease in the fair value of our financial instruments by approximately $8 million or an increase in the fair value of our financial instruments by approximately $9 million.

This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANNUAL FINANCIAL STATEMENTS.  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA.

We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods comprised of 13 weeks, with the exception of the quarter ended June 30, 1997, which was comprised of 14 weeks.

(In thousands, except net income per share; unaudited)

                                                           Fiscal 1999                                    Fiscal 1998
                          --------------------------------------------    --------------------------------------------
                          Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
                              1999        1998        1998        1998        1998        1997        1997        1997
                          --------    --------    --------    --------    --------    --------    --------    --------
Net revenues              $169,618    $155,206    $130,034    $137,770    $142,792    $137,784    $129,305    $123,059
Gross margin               141,168     128,718     108,697     117,487     121,261     115,193     106,916     102,139
Acquisition,
   restructuring and
   other expenses **           740       7,560      10,122      19,973          --          --          --          --
Net income                  24,758      15,883       1,945       7,615      24,138      21,836      20,580      18,535
Net income per share -
   basic                  $   0.44    $   0.29    $   0.03    $   0.13    $   0.43    $   0.39    $   0.37    $   0.33
   diluted                $   0.43    $   0.28    $   0.03    $   0.13    $   0.40    $   0.37    $   0.35    $   0.32


** Acquisition, restructuring and other expenses, net income and net income per share are different from the amounts previously reported on Symantec's Form 10-Qs for fiscal 1999 as a result of changes in the companies allocation of purchase price in connection with the acquisition of Binary's operations and IBM anti-virus business. See Note 14 of Notes to Consolidated Financial Statements.

Note: Additionally, we have reclassified our financial results related to the sale of certain product lines and technologies. There was no impact to our net income, we have restated our Form 10Qs for fiscal 1999 and 1998 to reflect the reclassifications from net revenue to income, net of expense, from sale of technologies and product lines. See further discussion in our Summary of Significant Accounting Policies section in this Form 10-K.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this Item with respect to Directors may be found in the section captioned "Election of Symantec Directors" appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with the Annual Meeting of Stockholders to be held on September 15, 1999. That information is incorporated herein by reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT:

The executive officers of the Company are as follows:

NAME                      AGE       POSITION
---------------------     ---       ------------------------------------------------
John W. Thompson          50        Chairman, President and Chief Executive Officer
Greg Myers                49        Chief Financial Officer, Vice President of Finance
Christopher Calisi        39        Vice President, Remote Productivity Solutions Business Unit
Dieter Giesbrecht         55        Vice President, Europe, Middle East and Africa ("EMEA")
Keith Robinson            42        Vice President, Americas
Enrique T. Salem          33        Vice President, Security and Assistance Business Unit and
                                    Chief Technical Officer
Dana E. Siebert           39        Executive Vice President, Worldwide Sales, Marketing and Services
Derek Witte               42        Vice President, Worldwide Operations

The Board of Directors chooses executive officers, who then serve at the Board's discretion. There is no family relationship between any of our directors or executive officers and any other director or executive officer of Symantec.

JOHN W. THOMPSON has served as President, Chief Executive Officer and Chairman of the Board of Directors, since May 1999. Mr. Thompson joined Symantec after 28 years at IBM Corporation. In his most recent position as General Manager of IBM Americas, he was responsible for sales and support of IBM's technology products and services in the United States, Canada and Latin America. Prior to his position with IBM Americas, he was General Manager, Personal Software Products, responsible for the development and marketing of O/S2, IBM's Intel-based operating systems and other products. Mr. Thompson is a member of the board of directors, Fortune Brands, Inc. and the Northern Indiana Public Service Company (NIPSCO). He has served as chairman of the Florida A&M University Industry Cluster and the Illinois Governor's Human Resource Advisory Council. Mr. Thompson holds an undergraduate degree in business administration from Florida A&M University and a master's degree in management science from MIT's Sloan School of Management.

GREG MYERS has served as Vice President of Finance and Chief Financial Officer for Symantec Corporation since January 1999. Mr. Myers is responsible for worldwide finance, business development and investor relations. Previous to his appointment as the Company's CFO in January 1999, Mr. Myers was Symantec's Vice President of Finance, where he was responsible for world-wide accounting, financial and strategic planning and business development. From 1997 through mid-1998 Mr. Myers was Vice President of financial planning and analysis for Symantec. In this role, Mr. Myers managed the Company's strategic planning process, the Company's budget and financial planning function and the worldwide financial controller organization. From 1993 to 1996, Mr. Myers was the director of financial planning and analysis function, where he was responsible for the budget, forecasting and financial analysis functions within Symantec. Before joining Symantec in 1993, Mr. Myers was with Novell Corporation for five years as their director of financial planning and analysis. Prior to Novell, Mr. Myers has held various financial management positions for a number of companies within Silicon Valley since 1975. Mr. Myers holds an undergraduate degree from Cal-State University at Hayward and Masters in Business Administration from the University of Santa Clara.

CHRISTOPHER CALISI has served as Vice President, Remote Productivity Solutions Business Unit of Symantec since September 1996. From July 1992 to August 1996, Mr. Calisi held several positions within Symantec's Remote Access Business Unit, including Development Manager, Director of Development, General Manager and most recently, Vice President, Communication Products. Mr. Calisi joined Symantec in 1992 from Unify Corporation, a relational database and 4GL tools vendor where he served as the Manager of Sales Engineers. Prior to Unify Corporation, Mr. Calisi held development positions with several relational database vendors, including Britton Lee, Oracle and Computer Associates. Mr. Calisi holds a Bachelor of Science degree from the State University of New York at Empire State and has received executive training at the Wharton School. He is also a Graduate of Harvard Business School's 1997 Executive Management Program/TGM3. Mr. Calisi holds several copyrights for software innovations from 1981 through 1986 and is an associate of the IEEE Committee. Mr. Calisi became an executive officer of Symantec in May 1996.

DIETER GIESBRECHT has served as Vice President, EMEA (Europe, Middle East and Africa) of Symantec since September 1996. From January 1996 until joining Symantec, he was Vice President of Attachmate Europe based in Paris, France and was responsible for the EMEA region. From 1991 to October 1995, he held several executive functions within Lotus Development Europe including Managing Director UK and Managing Director Central Europe. He has a degree in Electronics Engineering from the Technical University of Furtwangen located in Germany. Mr. Giesbrecht is a member of the Institute of Directors.

KEITH ROBINSON has been Vice President for the Americas region since September 1998. From November 1995 to August 1996, Mr. Robinson was Vice President of Sales for the Americas region. Prior to this, Mr. Robinson served as Vice President and General Manager of the Pacific Rim. Mr. Robinson was also General Manager of Symantec Canada, an organization he helped establish. Prior to joining Symantec he was employed by Ashton-Tate since 1982, where he held various management positions in the United States and in other international offices. Mr. Robinson holds a bachelors degree with honors from Sheffield University in England and a masters degree from the University of California at Los Angeles.

ENRIQUE T. SALEM is Vice President, Security and Assistance Business Unit and Chief Technical Officer. Mr. Salem joined Symantec in April 1990 and has held numerous positions including Director of Development and General Manager of Advanced Utilities Group. Previous to joining Symantec, he was Vice President of Security Pacific National Bank, Merchant Bank Division, where he was responsible for the development and deployment of a global trading system. Mr. Salem holds a Bachelor of Arts degree in Computer Science from Dartmouth College. He is a member of the Board of Directors of the Software Council of Southern California and a member of the IEEE. Mr. Salem became an executive officer of Symantec in October 1996.

DANA E. SIEBERT is Executive Vice President for Worldwide Sales, Marketing and Services. Previously, Mr. Siebert served as Vice President, Americas and prior to that, Vice President, Worldwide Sales of Symantec and has also held the position of Vice President, Worldwide Services of Symantec. Early at Symantec, Mr. Siebert lead the team that built Symantec's international presence. Mr. Siebert joined Symantec in September 1987. From 1985 to 1987, he was a Sales Manager at THINK Technologies where he was responsible for U.S. corporate, OEM and international sales. Previously, he held a number of sales management positions in high technology companies including Wang Laboratories, Computerland Corporation and Burroughs Corporation. Mr. Siebert is a member of the Board of Directors of TimeLine Solutions and Percon, Inc. Mr. Siebert holds a Bachelor of Science degree in Business Administration from the University of New Hampshire and is a member of the Software Publishers Association.

DEREK WITTE is Vice President Worldwide Operations. In this role, the Global Information Systems, Facilities, Manufacturing, Purchasing and Legal departments report to Mr. Witte. Previously, Mr. Witte served as Vice President, General Counsel and Secretary of Symantec. Mr. Witte joined Symantec in October 1990. From October 1987 until joining Symantec, Mr. Witte was Associate General Counsel and later Director of Legal Services for Claris Corporation, a software subsidiary of Apple Computer, Inc. Between January and October 1987, Mr. Witte was Assistant General Counsel at Worlds of Wonder, Inc. Previously, Mr. Witte practiced law with the San Francisco-based law firms of Brobeck, Phleger & Harrison and Heller Ehrman White and McAuliffe during the periods between 1981 and 1983, and 1983 and 1987, respectively. Mr. Witte holds a law degree and a Bachelor of Arts degree in Economics from the University of California at Berkeley. Mr. Witte has been a member of the California bar since 1981.

ITEM 11:   EXECUTIVE COMPENSATION.

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 15, 1999. Such information is incorporated herein by reference.

ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 15, 1999. Such information is incorporated herein by reference.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 15, 1999. Such information is incorporated herein by reference.

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Upon written request, Symantec will provide, without charge, a copy of our annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

     Shelley Wilson
     Investor Relations
     Symantec Corporation
     10201 Torre Avenue
     Cupertino, California  95014-2132
     408-446-8891

(a)  The following documents are filed as part of this report:

                                                                                   Page
                                                                                  Number
                                                                                  ------
1.   Consolidated Financial Statements.
     Report of Ernst & Young LLP, Independent Auditors..........................    46
     Consolidated Balance Sheets as of March 31, 1999 and 1998..................    47
     Consolidated Statements of Operations for the Years Ended
         March 31, 1999, 1998 and 1997..........................................    48
     Consolidated Statements of Stockholders' Equity for the Years
         Ended March 31, 1999, 1998 and 1997....................................    49
     Consolidated Statements of Cash Flow for the Years Ended
         March 31, 1999, 1998 and 1997..........................................    50
     Summary of Significant Accounting Policies and Notes to
         Consolidated Financial Statements......................................    52

2. Financial Statement Schedules. The following financial statement schedule of Symantec Corporation for the years ended March 31, 1999, 1998 and 1997 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation.

       Schedule

       II  Valuation and Qualifying Accounts.................................       76

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.   Exhibits.    The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

        3.01      The Registrant's Restated Certificate of Incorporation.
                     (Incorporated by reference to Annex G filed with the Registrant's Joint Management Information Circular and Proxy Statement (No. 000-17781) dated October 17, 1995.)
        3.02      The Registrant's Bylaws. (Incorporated by reference to Exhibit
                     3.02 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
        3.03      The registrant's Bylaws, as amended and restated effective
                     August 11, 1998. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report 8-K filed August 19, 1998.)
        4.01      Registration Rights Agreement. (Incorporated by reference to
                     Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
        4.02      Amendment No. One to Registration Rights Agreement.
                     (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

        4.03      Amendment No. Two to Registration Rights Agreement
                     (Incorporated by reference to Exhibit 4.04 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

        4.04      Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina. (Incorporated by reference to Annex D filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
        4.05      Support Agreement dated November 22, 1995 between Symantec and
                     Delrina. (Incorporated by reference to Annex E filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
        4.06      Form of Voting and Exchange Trust Agreement dated November 22,
                     1995 between Symantec and Delrina. (Incorporated by reference to Annex F filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
        4.07      Rights agreement, dated as of August 12, 1998, between
                     Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A filed August 19, 1998.)
       10.01      Amended Agreement Respecting Certain Rights of Publicity.
                     (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.02      Non-Competition and Non-Solicitation Agreement between
                     Registrant and Peter Norton and Ronald Posner. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.03*     1988 Employees Stock Option Plan, as amended to date.
                     (Incorporated by reference to Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-8 (No. 33-88694) filed January 23, 1995.)
       10.04*     1989 Employee Stock Purchase Plan, as amended to date.
                     (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18353) filed December 20, 1996.)
       10.05*     Form of Stock Option Agreement and Form of Stock Option
                     Exercise Request, as currently in effect, under the Registrant's 1988 Employees Stock Option Plan. (Incorporated by reference to Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.06*     1988 Directors Stock Option Plan, as amended to date.
                     (Incorporated by reference to Exhibit 10.09 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.07*     1993 Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)
       10.08*     Form of Stock Option Grant and Stock Option Exercise Notice
                     and Agreement under the Registrant's 1988 Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.09*     1994 Patent Incentive Plan. (Incorporated by reference to
                     Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 33-60141) filed June 9, 1995.)
       10.10*     Symantec Corporation 1996 Equity Incentive Plan. (Incorporated
                     by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18355) filed December 20, 1996.)
       10.11*     Symantec Corporation 1996 Equity Incentive Plan, as amended.
                     (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-39175) filed October 31, 1997.)
       10.12*     Symantec Corporation Deferred Compensation Plan dated as of
                     November 7, 1996. (Incorporated by reference to Exhibit
                     10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.13      Participation Agreement dated as of October 18, 1996, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, San

-----------------
* Indicates a management contract or compensatory plan or arrangement.

                     Francisco Branch. (Incorporated by reference to Exhibit
                     10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
       10.14      Participation agreement, as amended by that certain Master
                     Amendment No. 2, dated as of September 21, 1998, between Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.15      Amended and Restated Participation Agreement, dated as of
                     February 9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.
       10.16      Appendix A to Participation Agreement, Master Lease, Lease
                     Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty. (Incorporated by reference to
                     Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
       10.17      Restated and amended Appendix A to Participation Agreement,
                     Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty.
       10.18      Master Lease and Deed of Trust, as amended, dated as of
                     October 18, 1996 between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.19      Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999 between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc.
       10.20      Guaranty dated as of October 18, 1996, made by Symantec
                     Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.05 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996).
       10.21      Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch.
       10.22      Pledge Agreement dated as of October 18, 1996, made by
                     Symantec Corporation, in favor of Sumitomo Bank, Limited, San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit
                     10.06 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
       10.23      Pledge Agreement, as amended, by that certain Master Amendment
                     No. 2, dated as of September 21, 1998, between Symantec Corporation, the Bank, and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated by reference to
                     Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.24      Amended and Restated Pledge Agreement, dated as of February 2,
                     1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent.
       10.25      Assignment of Lease and Rent, as amended, dated as of October
                     18, 1996, from Sumitomo Bank Leasing and Finance, Inc., to The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.26      Amended and Restated Assignment of Lease and Rent, dated as of
                     February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., to The Sumitomo Bank, Limited, San Francisco Branch.
       10.27      Agreement of Purchase and Sale of Cupertino City Center One
                     between Cigna Property and Casualty Insurance Company and Symantec Corporation. (Incorporated by reference to Exhibit
                     10.18 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.28      Agreement for Purchase and Sale and Escrow Instructions of
                     10201 Torre Avenue, Cupertino, CA. (Incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.29      Agreement for Purchase and Sale and Escrow Instructions, as
                     amended, dated as of May 31, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.30      Agreement for Exchange and Purchase and Escrow Instructions,
                     dated September 22, 1998, between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to Exhibit 10.06 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.31      Agreement for Exchange and Purchase and Escrow Instructions,
                     as amended, dated November 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.07 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.32      Amendment No. 1 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of November 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.33      Amendment No. 2 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of November 20, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.34      Amendment No. 3 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of December 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.03 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.35      Amendment No. 4 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of December 15, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.04 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.36      Loan Agreement dated as of October 18, 1996, among Sumitomo
                     Bank Leasing and Finance, Inc., Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.37      Amended and Restated Loan Agreement, dated as of February 9,
                     1999, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch.
       10.38      Construction Agency Agreement dated as of March 3, 1997,
                     between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit
                     10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.39      Construction Agency Agreement dated as of February 9, 1999, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation.
       10.40      Symantec - CC5 Office Building and Parking Structure, as
                     amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.41      Office building lease dated as of April 10, 1991, between the
                     Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
       10.42      Office building lease, as amended, dated as of September 1,
                     1997 between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.43      Office building lease dated as of February 27, 1991, between the Registrant and Kim Camp No. VII regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
       10.44      Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.45      Office building lease dated as of April 19, 1995, between the
                     Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.46      Office building lease, as amended, dated as of December 1,
                     1995 between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)
       10.47      Office building lease, as amended, dated as of December 17,
                     1996 between Delrina (Canada) Corporation, Delrina Corporation, and Sherway Centre Limited regarding property located in Toronto, Canada (Incorporated by reference to
                     Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.48      Office building lease, dated as of April 9, 1998 between hill
                     Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom. (Incorporated by reference to Exhibit 10.03 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.49      Form of Indemnity Agreement with Officers and Directors.
                     (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
       10.50*     Full Recourse Promissory Note and Pledge Agreement between the
                     Company and Gordon E. Eubanks, Jr. (Incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.51*     Form of Promissory Note and Pledge Agreement between the
                     Company and certain executives. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.52*     Promissory Note between the Company and Mansour Safai
       10.53*     Promissory Note between the Company and Keith Robinson
       10.54*     Promissory Note between the Company and John W. Thompson
       10.55*     Form of Housing Assistance Agreement between the Company and certain executives. (Incorporated by reference to Exhibit
                     10.26 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.56      Note Purchase Agreement, dated April 2, 1993, among Symantec
                     Corporation, Morgan Guaranty Trust Company of New York, as Trustee, J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit
                     10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.57      The Registrant's Section 401(k) Plan, as amended.
                     (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.58*     Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to
                     Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.59      Assignment of Copyright and Other Intellectual Property
                     Rights. (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.60*     Employment and Consulting Agreement among Symantec
                     Corporation, Symantec Acquisition Corp. and Charles M. Boesenberg. (Incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report of Form 10-K for the year ended April 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
       10.61*     Stock Option Grant between the Company and Charles Boesenberg.
                     (Incorporated by reference to Exhibit 10.29 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.62*     Retirement and Consulting Agreement between the Company and
                     Gordon E. Eubanks, Jr.

-----------------
* Indicates a management contract or compensatory plan or arrangement.

       10.63*     Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers.
       10.64      Authorized Distributor Agreement between Symantec Corporation and Ingram Micro, Inc. (Incorporated by reference to
                     Exhibit 10.34 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
       10.65      Authorized Distributor Agreement between Symantec Corporation and Merisel Americas, Inc. (Incorporated by reference to
                     Exhibit 10.35 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
       10.66*     Employment and Non-competition Agreement between Symantec
                     Corporation and Dennis Bennie. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)
       10.67*     Employment Agreement between Symantec Corporation and John W.
                     Thompson.
       10.68      Combination Agreement between Symantec Corporation and Delrina
                     Corporation dated July 5, 1995. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
       10.69      Asset Purchase Agreement dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 2.01 filed with the Registrant's Current Report of Form 8-K filed September 26, 1996.)
       10.70      Asset Purchase Agreement, as amended, dated as of March 28,
                     1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.44 filed with the Registrants Annual Report on Form 10-K for the year ended April 3, 1998.)
       10.71      Asset purchase agreement, as amended, dated as of June 29,
                     1998 by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.72      Asset Purchase Agreement, as amended, dated as of March 27,
                     1997 by and between Hewlett-Packard Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.
       10.73      Master agreement, dated May 18, 1998, between International
                     Business Machines Corporation and Symantec Corporation. (Confidential treatment has been requested with respect to portions of this exhibit.) (Incorporated by reference to
                     Exhibit 10.46 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998)
       10.74      Asset purchase agreement, dated as of June 24, 1998, among
                     Symantec Corporation and its wholly-owned subsidiary, Symantec Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc. (Incorporated by reference to Exhibit 10.04 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.75      Software license agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report of Form 8-K filed October 5, 1998.)
       10.76      Class action complaint filed by the law firm of Milberg Weiss
                     Bershad Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Annual Report of Form 10-K for the year ended March 31, 1996.)
       21.01      Subsidiaries of the Registrant.
       23.01      Consent of Ernst & Young LLP, Independent Auditors.
       27.01      Financial Data Schedule for the Year Ended March 31, 1997
                  (restated)
       27.02      Financial Data Schedule for the Year Ended March 31, 1998
                  (restated)
       27.03      Financial Data Schedule for the Year Ended March 31, 1999

-----------------
* Indicates a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

A report on Form 8-K was filed by Symantec on January 22, 1999. It reported that Symantec had received a comment letter from the Securities and Exchange Commission with respect to its Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended October 2, 1998. The comment letter included questions that related to accounting for certain acquisitions, including questions relating to the write-off of associated in-process research and development costs.

A report on Form 8-K was filed by Symantec on April 1, 1999. It reported that Symantec completed its tender offer for all of the outstanding shares of Common Stock of Quarterdeck Corporation, pursuant to its Agreement and Plan of Merger dated as of October 15, 1998 by and among Symantec Corporation, Oak Acquisition Corporation and Quarterdeck Corporation. (incorporated by reference to Exhibit c(1) to the Registrant's Schedule 14D-1 (Commission File No. 5-45153) initially filed on October 19, 1998.)

(c) Exhibits: The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a)3, as set forth above.

(d) Financial Statement Schedules: The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a) 2, as set forth on page 76.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                          Page
                                                                                                          ----
Report of Ernst & Young LLP, Independent Auditors................................................         46

Consolidated Balance Sheets as of March 31, 1999 and 1998........................................         47

Consolidated Statements of Operations for the years ended March 31, 1999, 1998 and 1997..........         48

Consolidated Statements of Stockholders' Equity for the years ended March 31, 1999,
     1998 and 1997...............................................................................         49

Consolidated Statements of Cash Flow for the years ended March 31, 1999, 1998 and 1997...........         50

Summary of Significant Accounting Policies.......................................................         52

Notes to Consolidated Financial Statements.......................................................         56

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Symantec Corporation


We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                        /S/ ERNST & YOUNG LLP


San Jose, California
April 30, 1999

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS



                                                                                                         March 31,
                                                                                           -----------------------
(In thousands)                                                                                  1999          1998
-----------------------------------------------------------------------------              ---------     ---------
ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                                     $ 192,755     $ 225,883
     Trade accounts receivable                                                                76,386        65,158
     Inventories                                                                               6,377         3,175
     Deferred income taxes                                                                    28,155        19,677
     Other                                                                                    12,790        14,646
                                                                                           ---------     ---------
       Total current assets                                                                  316,463       328,539
Long-term investments                                                                          4,270        34,258
Restricted investments                                                                        71,405        59,370
Equipment and leasehold improvements                                                          52,887        50,030
Purchased product rights and capitalized software                                             36,209         1,470
Goodwill                                                                                      75,224            --
Other                                                                                          7,018         2,793
                                                                                           ---------     ---------
                                                                                           $ 563,476     $ 476,460
                                                                                           =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                      $  45,862     $  34,171
     Accrued compensation and benefits                                                        20,788        21,332
     Other accrued expenses                                                                  131,919        64,532
     Income taxes payable                                                                     18,339        24,634
     Current portion of convertible subordinated debentures                                       --         8,333
                                                                                           ---------     ---------
       Total current liabilities                                                             216,908       153,002
Convertible subordinated debentures                                                               --         5,951
Long-term obligations                                                                          1,455            --
Commitments and contingencies
Stockholders' equity:
     Preferred stock (par value: $0.01 authorized: 1,000; issued and outstanding: none)           --            --
     Common stock (par value: $0.01 authorized: 100,000; issued and
        outstanding: 56,872 and 57,109 shares)                                                   569           571
     Capital in excess of par value                                                          315,698       310,949
     Notes receivable from stockholders                                                         (144)         (144)
     Accumulated other comprehensive loss                                                    (19,110)      (12,559)
     Retained earnings                                                                        48,100        18,690
                                                                                           ---------     ---------
       Total stockholders' equity                                                            345,113       317,507
                                                                                           ---------     ---------
                                                                                           $ 563,476     $ 476,460
                                                                                           =========     =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Year Ended March 31,
                                                          -------------------------------------
(In thousands, except net income per share)                    1999          1998          1997
-------------------------------------------------------   ---------     ---------     ---------
Net revenues                                              $ 592,628     $ 532,940     $ 452,933
Cost of revenues                                             96,558        87,431        83,033
                                                          ---------     ---------     ---------
     Gross margin                                           496,070       445,509       369,900
Operating expenses:
     Research and development                               101,563        91,332        88,924
     Sales and marketing                                    286,144       261,190       220,811
     General and administrative                              35,722        38,063        34,030
     In-process research and development                     27,465            --         3,050
     Amortization of goodwill and other intangibles           6,405            --            --
     Litigation judgment                                      5,825            --            --
     Restructuring and other expenses                         5,105            --         5,535
                                                          ---------     ---------     ---------
         Total operating expenses                           468,229       390,585       352,350
                                                          ---------     ---------     ---------
Operating income                                             27,841        54,924        17,550
     Interest income                                         13,552        13,160         7,182
     Interest expense                                        (1,839)       (1,218)       (1,402)
     Income, net of expense, from sale of technologies
       and product lines                                     41,155        45,421         8,739
     Other income (expense), net                              2,464          (190)       (1,691)
                                                          ---------     ---------     ---------
Income before income taxes                                   83,173       112,097        30,378
     Provision for income taxes                              32,972        27,008         4,340
                                                          ---------     ---------     ---------
Net income                                                $  50,201     $  85,089     $  26,038
                                                          =========     =========     =========

Net income per share - basic                              $    0.89     $    1.52     $    0.48
                                                          =========     =========     =========
Net income per share - diluted                            $    0.86     $    1.42     $    0.47
                                                          =========     =========     =========

Shares used to compute net income per share - basic          56,601        56,097        54,705
                                                          =========     =========     =========
Shares used to compute net income per share - diluted        59,289        60,281        55,407
                                                          =========     =========     =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                           Notes
                                                                      Receivable       Accum.                     Total
                                                        Capital in          from        Other   Retained         Stock-
                                                Common   Excess of         Stock-       Comp.    Earnings      holders'
(In thousands)                                   Stock   Par Value        holders        Loss   (Deficit)        Equity
                                              --------  -----------       -------    --------    --------    ---------
Balances, March 31, 1996                      $    536    $ 279,745         $(144)   $ (7,828)   $(91,992)   $ 180,317
 Components of comprehensive income:
   Net income                                       --           --            --          --      26,038       26,038
   Unrealized gain on short term
      investments                                   --           --            --         213          --          213
   Translation adjustment                           --           --            --          11          --           11
                                                                                                             ---------
      Total comprehensive income                                                                                26,262
                                                                                                             ---------
Acquisition of Fast Track:
   Issued 600 shares of common stock                 6           (5)           --          --          --            1
   Acquired company's accumulated deficit           --           --            --          --        (445)        (445)
Issued common stock:
   1,191 shares under stock plans                   12       11,832            --          --          --       11,844
                                              --------    ---------         -----    --------    --------    ---------
Balances, March 31, 1997                           554      291,572          (144)     (7,604)    (66,399)     217,979
Components of comprehensive income:
   Net income                                       --           --            --          --      85,089       85,089
   Unrealized gain on short term
      investments                                   --           --            --         181          --          181
   Translation adjustment                           --           --            --      (5,136)         --       (5,136)
                                                                                                             ---------
      Total comprehensive income                                                                                80,134
                                                                                                             ---------
Issued common stock:
   2,622 shares under stock plans                   26       32,998            --          --          --       33,024
   60 shares from conversion of
     convertible debentures                          1          715            --          --          --          716
Repurchase 1,000 shares of
   common stock                                    (10)     (21,336)           --          --          --      (21,346)
Income tax benefit related to stock options         --        7,000            --          --          --        7,000
                                              --------    ---------         -----    --------    --------    ---------
Balances, March 31, 1998                           571      310,949          (144)    (12,559)     18,690      317,507
Components of comprehensive income:
   Net income                                       --           --            --          --      50,201       50,201
   Unrealized loss on
       short term investments                       --           --            --        (461)         --         (461)
   Translation adjustment                           --           --            --      (6,090)         --       (6,090)
                                                                                                             ---------
      Total comprehensive income                                                                                43,650
                                                                                                             ---------
Issued common stock:
   1,447 shares under stock plans                   15       19,798            --          --          --       19,813
   1,990 shares from conversion of
     convertible debentures                         12       14,272            --          --          --       14,284
Repurchase 2,875 shares of
   common stock                                    (29)     (35,521)           --          --     (20,791)     (56,341)
Income tax benefit related to stock options         --        6,200            --          --          --        6,200
                                              --------    ---------         -----    --------    --------    ---------
Balances, March 31, 1999                      $    569    $ 315,698         $(144)   $(19,110)   $ 48,100    $ 345,113
                                              ========    =========         =====    ========    ========    =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

                              SYMANTEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                               Year Ended March 31,
                                                                                -----------------------------------
(In thousands)                                                                       1999         1998         1997
---------------------------------------------------------------------------     ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income                                                                   $  50,201    $  85,089    $  26,038
   Acquired company's accumulated deficit                                              --           --         (445)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and
       leasehold improvements                                                      23,988       25,231       22,770
     Amortization and write-off of purchased product rights
       and capitalized software costs                                               6,031        1,466       10,477
     Amortization of goodwill                                                       6,176           --           --
     Write-off of equipment and leasehold improvements                              1,209        1,225        4,010
     Acquired in-process research and development and
       capitalized software development costs                                      27,465           --       (7,656)
     Deferred income taxes                                                         (8,528)      (6,915)          21
     Net change in assets and liabilities, excluding effects of acquisitions:
       Trade accounts receivable                                                   (6,487)     (22,873)      11,621
       Inventories                                                                 (2,997)       1,040        3,432
       Other current assets                                                         4,386       (1,839)       1,304
       Other assets                                                                  (716)        (556)       2,720
       Accounts payable                                                               869        5,568        7,373
       Accrued compensation and benefits                                           (2,363)       5,371        1,502
       Other accrued expenses                                                      24,611       14,018        6,182
       Income taxes payable                                                        (6,511)      17,051        5,031
       Income tax benefit from stock options                                        6,200        7,000           --
                                                                                ---------    ---------    ---------
Net cash provided by operating activities                                         123,534      130,876       94,380
                                                                                ---------    ---------    ---------
INVESTING ACTIVITIES:
   Capital expenditures                                                           (25,141)     (26,339)     (27,195)
   Purchased intangibles                                                           (4,555)        (948)        (698)
   Purchase of IBM's anti-virus business                                           (8,000)          --           --
   Purchase of Binary Research Limited's operations                               (27,500)          --           --
   Purchase of Intel's anti-virus business                                        (11,889)          --           --
   Purchase of Quarterdeck Corporation                                            (32,857)          --           --
   Cash acquired in business purchases                                                922           --           --
   Purchases of marketable securities                                            (157,036)    (230,891)    (180,000)
   Proceeds from sales of marketable securities                                   238,480      174,087      203,098
   Purchases of long-term, restricted investments                                 (12,035)     (11,922)     (47,448)
                                                                                ---------    ---------    ---------

Net cash used in investing activities                                             (39,611)     (96,013)     (52,243)
                                                                                ---------    ---------    ---------
FINANCING ACTIVITIES:
   Repayment of convertible subordinated debentures                               (25,000)          --           --
   Repurchase of Company's common stock                                           (56,341)     (21,346)          --
   Net proceeds from sale of common stock and other                                19,352       33,108       11,703
                                                                                ---------    ---------    ---------
Net cash used in financing activities                                             (61,989)      11,762       11,703
                                                                                ---------    ---------    ---------

Effect of exchange rate fluctuations on cash and cash equivalents                  (7,074)      (3,370)         141
Increase in cash and cash equivalents                                              14,860       43,255       53,981
Beginning cash and cash equivalents                                               139,013       95,758       41,777
                                                                                ---------    ---------    ---------
Ending cash and cash equivalents                                                $ 153,873    $ 139,013    $  95,758
                                                                                =========    =========    =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (net of refunds) during the year                              $  39,923    $   6,037    $     392
Interest paid on convertible subordinated debentures and
   long-term obligations                                                        $   1,616    $   1,150    $   1,182
Conversion of subordinated debentures                                           $  14,284    $      --    $      --


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



Business
Symantec is a world leader in utility software for business and personal computing. Our products and solutions make users productive and keep their computers safe and reliable anywhere and anytime. Founded in 1982, we have offices in 26 countries worldwide.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation
During the March 1999 quarter, we acquired Quarterdeck. During the September 1998 quarter, we acquired Intel's anti-virus business. During the June 1998 quarter, we acquired IBM's anti-virus business and Binary's operations. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K. Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results have been included in our consolidated financial statements since the respective dates of acquisition.

During fiscal 1998, no companies were acquired by Symantec. During fiscal 1997 and 1996, we acquired Delrina Corporation and Fast Track, Inc. in transactions accounted for as poolings of interests. All financial information has been restated to reflect the combined operations of Symantec and the acquired entities. The results of operations of Fast Track were not material to our consolidated financial statements and therefore, amounts prior to the year of acquisition were not combined with Symantec's financial statements.

On January 6, 1999, we received a comment letter from the Securities and Exchange Commission with respect to our Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. We re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarters ended June, September and December 1998 and the related year-to-date amounts were restated for the adjustments made to our acquisitions of Binary and IBM's anti-virus business. In addition, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from revenue to income, net of expense, from sale of technologies and product lines. Although there was no impact to our net income, we have restated our fiscal 1998 and 1997 financials to reflect these reclassifications from revenue to non-operating income.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 1999, 1998 and 1997 reflect amounts as of and for the periods ended April 2, 1999, April 3, 1998 and March 28, 1997, respectively. The fiscal accounting years ended April 2, 1999 and March 28, 1997 each comprised 52 weeks of operations and the fiscal accounting year ended April 3, 1998 comprised 53 weeks of operations.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation
The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The cumulative translation adjustments resulting from this process are shown separately as a component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income.

Revenue Recognition
Under Statement of Positions (SOP) 97-2 as modified by SOP 98-4 and SOP 98-9, we recognize revenue upon persuasive evidence of an arrangement, delivery of software to the customer, determination that there are no significant post-delivery obligations and collection of a fixed or determinable license fee is considered probable.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



We defer revenue relating to all distribution and reseller channel inventory in excess of defined inventory levels in these channels. We offer the right of return of its products under various policies. We estimate and maintain reserves for product returns. Under SOP 97-2, we recognize revenue upon shipment when no significant vendor obligations remain and collection of the receivable, net of provisions for estimated returns, is probable.

Revenues related to significant post-contract support agreements (generally product maintenance agreements) are deferred and recognized over the period of the agreements. The estimated cost for providing insignificant post-contract support (generally telephone support) is accrued at the time of the sale and is included in sales and marketing expense.

Royalty revenues are recognized as earned unless collection of such revenues is not assured. When collection is not assured, revenues are recognized as payments are received.

Cash Equivalents, Investments and Restricted Investments
Symantec considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents, short-term investments, long-term investments and restricted investments are classified as available-for-sale as of the balance sheet dates. These securities are reported at fair market value and any unrealized gains and losses are included in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments
Symantec utilizes natural hedging to mitigate our foreign currency exposures and hedges certain residual exposures through the use of one-month foreign exchange forward contracts. We enter into foreign exchange forward contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. Gains and losses on the contracts are included in other income (loss) in the period as gains and losses on the underlying transactions are recognized and generally offset. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods.

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

Purchased product rights and capitalized software
Purchased product rights, technologies and capitalized software are comprised of acquired software ("product rights") and are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years.

Goodwill
Goodwill is created through acquisitions and is stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally four to five years.

Income Taxes
Income taxes are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Net Income Per Share
In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Accounting for Earnings Per Share," ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share.

Basic net income per share is computed using the weighted average number of common shares outstanding during

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



the periods. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares during the periods. Diluted earnings per share includes the assumed conversion of all of the outstanding convertible subordinated debentures and assumed exercising of options, if dilutive in the period.

Concentrations of Credit Risk
Symantec's product revenues are concentrated in the personal computer software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of our revenue and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of short-term and long-term investments, restricted investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Symantec is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. We generally do not require collateral and maintain reserves for potential credit losses and such losses have been within management's expectations.

Legal Expenses
Symantec accrues estimated legal expenses for lawsuits only when both of the conditions of SFAS No. 5 are met. Costs for external attorney fees are accrued when the likelihood of the incurrence of the related costs are probable and management has the ability to estimate such costs. If both of these conditions are not met, management records the related legal expenses when incurred. This policy has been consistently applied for all periods presented. The material assumptions used to estimate the amount of legal expenses include:

     o The monthly legal expense incurred by our external attorneys on the particular case being evaluated;

     o Communication between Symantec and our external attorneys on the expected duration of the lawsuit and the estimated expenses during that time;

     o Management's intentions regarding these lawsuits, e.g. to defend vigorously, take to trial, minimum amounts within the estimated range for which we would be willing to settle if settlement discussions were to occur;

     o  Deductible amounts under our insurance policies; and

     o  Past experiences with similar lawsuits.

Amounts accrued by Symantec are not discounted.

Recent Accounting Pronouncements
In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued SOP 97-2, "Software Revenue Recognition," and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and were effective for Symantec beginning with the June 30, 1998 quarter. In December 1998, AcSEC issued SOP 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of Symantec's fiscal 2000. Symantec early adopted SOP 98-9 for its financial statements and related disclosures beginning in the March 1999 quarter. SOP98-9 did not have a material affect on our results.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 will be effective for Symantec at the beginning of the June 2000 quarter for both annual and interim reporting periods. Symantec is evaluating the potential impact of this accounting pronouncement on required disclosures and accounting practices.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED



AcSec issued its SOP 98-1, Accounting for Costs of Computer Software Developed For or Obtained for Internal-Use, under which, qualifying computer software costs incurred during the application development stage are required to be capitalized and amortized to expense over the software's estimated useful life. Symantec adopted SOP 98-1 for its financial statements and related disclosures in fiscal 1999. SOP 98-1 did not materially affect our results.

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. All financial information has been restated to conform to this presentation.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BALANCE SHEET INFORMATION


                                                                                                March 31,
                                                                                  -----------------------
(In thousands)                                                                         1999          1998
---------------------------------------------------------                         ---------     ---------
Cash, cash equivalents and short-term investments:
   Cash                                                                           $  41,031     $  28,236
   Cash equivalents                                                                 112,842       110,777
   Short-term investments                                                            38,882        86,870
                                                                                  ---------     ---------
                                                                                  $ 192,755     $ 225,883
                                                                                  =========     =========
Trade accounts receivable:
   Receivables                                                                    $  81,332     $  69,574
   Less: allowance for doubtful accounts                                             (4,946)       (4,416)
                                                                                  ---------     ---------
                                                                                  $  76,386     $  65,158
                                                                                  =========     =========
Inventories:
   Raw materials                                                                  $   1,887     $   1,091
   Finished goods                                                                     4,490         2,084
                                                                                  ---------     ---------
                                                                                  $   6,377     $   3,175
                                                                                  =========     =========
Equipment and leasehold improvements:
   Computer hardware and software                                                 $ 134,745     $ 107,724
   Office furniture and equipment                                                    33,705        29,407
   Leasehold improvements                                                            22,516        21,038
                                                                                  ---------     ---------
                                                                                    190,966       158,169
   Less: accumulated depreciation and amortization                                 (138,079)     (108,139)
                                                                                  ---------     ---------
                                                                                  $  52,887     $  50,030
                                                                                  =========     =========
Purchased product rights and capitalized software:
   Purchased product rights and technologies                                      $  47,181     $   1,358
   Capitalized software development costs                                             2,377         2,414
   Less: accumulated amortization of purchased product rights and technologies      (11,112)         (563)
   Less: accumulated amortization of capitalized software development costs          (2,237)       (1,739)
                                                                                  ---------     ---------
                                                                                  $  36,209     $   1,470
                                                                                  =========     =========
Other accrued expenses:
   Deferred revenue                                                               $  55,965     $  25,537
   Marketing development funds                                                        8,268        12,815
   Current obligations related to the purchase of IBM anti-virus business             8,000            --
   Other                                                                             59,686        26,180
                                                                                  ---------     ---------
                                                                                  $ 131,919     $  64,532
                                                                                  =========     =========

Accumulated other comprehensive (loss):
   Unrealized (loss) gain on available-for-sale investments                       $    (304)    $     157
   Cumulative translation adjustment                                                (18,806)      (12,716)
                                                                                  ---------     ---------
                                                                                  $ (19,110)    $ (12,559)
                                                                                  =========     =========


NOTE 2.  INCOME STATEMENT INFORMATION


                                                                    Year Ended March 31,
                                                           -----------------------------
(In thousands)                                                1999       1998       1997
-------------------------------------------------------    -------    -------    -------
Technical support costs included in sales and marketing    $34,219    $38,582    $35,111

Advertising expense                                        $50,779    $46,814    $39,147

Technical support costs included in sales and marketing relate to the estimated cost of providing insignificant post-contract support (generally telephone support) that is accrued at the time of product sale.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Advertising expenditures are charged to operations as incurred except for certain direct mail campaigns, which are deferred and amortized over the expected period of benefit. Deferred advertising costs have not been material in all periods presented.

NOTE 3.  BUSINESS COMBINATIONS

Effective May 18, 1998, we entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, we assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights we acquired from IBM, we agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received by us from distribution of immune-enabled Symantec products and immune services provided by us using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. We also entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. As of March 31, 1999, we paid IBM $8 million in cash with the remaining $8 million payable in two equal installments in August 1999 and November 1999. In addition, we assumed liabilities of $3 million and incurred additional expenses of approximately $1 million as part of the transaction. Under the transaction, we recorded approximately $7 million for in-process research and development, $12 million for goodwill and $1 million for certain prepaid research and development and other assets. A valuation specialist used our management's estimates to establish the amount of in-process research and development. Goodwill will be amortized over 5 years. As of March 31, 1999, we incurred approximately $2 million in goodwill amortization expense related to this asset.

On June 24, 1998, we purchased the operations of Binary, an Auckland, New Zealand based company, for approximately $28 million, which included approximately $1 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $7 million for in-process research and development and $17 million for capitalized software technology, with the remaining $4 million of the purchase price allocated to goodwill, net tangible and intangible assets. A valuation specialist used our management's estimates to establish the amount of in-process research and development. The capitalized software, goodwill and intangibles are being amortized over a 4 year period. As of March 31, 1999, we incurred approximately $4 million of amortization expense related to these assets.

On September 28, 1998, we entered into an agreement whereby we purchased Intel Corporation's anti-virus business for approximately $17 million. We also licensed Intel's systems management technology. Intel will promote Norton AntiVirus through its worldwide reseller channels. As of March 31, 1999, we had paid approximately $12 million under the agreement. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $5 million for in-process research and development, $11 million for capitalized software technology and $1 million for certain intangible assets. A valuation specialist used our management's estimates to establish the amount of in-process research and development. The capitalized software and intangibles are being amortized over a 5 year period. As of March 31, 1999, we incurred approximately $1 million of amortization expense related to these assets.

On October 15, 1998, we signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, we completed our tender offer for the common stock of Quarterdeck acquiring an approximately 63% interest. On March 29, 1999, we acquired Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $8 million of acquired in-process research and development, $8 million of capitalized software technology, $66 million of goodwill and $3 million of other intangibles. A valuation specialist used our management's estimates to establish the amount of in-process research and development. As of March 31, 1999, we had incurred less than $1 million of capitalized software amortization expense and approximately $3 million of goodwill amortization expense related to this acquisition. The amounts related to workforce in place is being amortized over 2 years. The capitalized software, goodwill and other intangibles will be amortized over a 5 year period. In addition, Quarterdeck had issued $25 million of 6% convertible senior subordinated notes, due in 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes were paid in full without any premium on March 30, 1999.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The following table outlines the value of the above referenced acquisition's intangible assets (in thousands):

                                              Allocated Purchase Price Components (in thousands)
                         ------------------------------------------------------------------------------------------------
                         Purchase      In-Process      Developed              Customer                            Prepaid-
                          Price           R&D          Software    Goodwill     Base     Workforce    Tradename      R&D
                         --------       -------        -------      -------    ------      ----       ------       ------
IBM                      $ 20,250       $ 7,100        $    --      $11,850    $  100      $ --       $   --       $1,200
Binary                     27,871         7,100         16,900        3,751        --       120           --           --
Intel                      16,525         5,017         10,697           --       811        --           --           --
63% of Quarterdeck         59,347         7,560          4,410       45,588       882        25          882           --
37% of Quarterdeck         25,960           740          4,070       20,210       407        15          518           --
                         --------       -------        -------      -------    ------      ----       ------       ------
Total                    $149,953       $27,517        $36,077      $81,399    $2,200      $160       $1,400       $1,200
                         ========       =======        =======      =======    ======      ====       ======       ======

Symantec did not complete any acquisitions during fiscal 1998. During fiscal 1997, we acquired Fast Track, Inc. in a transaction accounted for as a pooling of interests. In conjunction with Fast Track, we issued 600,000 shares of Symantec stock on May 28, 1996, the date of acquisition. As the results of operations of Fast Track were not material to our consolidated financial statements, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies.

PRO FORMA. The following unaudited pro forma results of operations for fiscal 1999 and 1998 are as if the acquisition of Binary and Quarterdeck had occurred at the beginning of each period presented. The pro forma information excludes approximately $15 million of in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of each period presented or of future operating results. Financial information for IBM's and Intel's anti-virus businesses were not available and as such have not been included in this pro forma information.

                                                           Year Ended March 31,
(In thousands, except per share data;           --------------------------------
unaudited)                                               1999               1998
                                                =============        ===========
Net revenues                                    $     615,189        $   613,844
                                                =============        ===========
Net income                                      $      28,384        $    64,149
                                                =============        ===========
Basic net income per share                      $        0.63        $      0.89
                                                =============        ===========
Diluted net income per share                    $        0.61        $      0.84
                                                =============        ===========


NOTE 4.  PURCHASE PRODUCT RIGHTS AND CAPITALIZED SOFTWARE

During fiscal 1999 we recorded approximately $46 million of purchased product rights and technology and capitalized software, primarily related to our acquisitions of Binary, Intel's anti-virus business and Quarterdeck. See Note 3 of Notes to Consolidated Financial Statements.

Amortization of purchased product rights and capitalized software expense totaled approximately $11 million in fiscal 1999 and $1 million in fiscal 1998. The increase for fiscal 1999 over fiscal 1998 is primarily due to additional amortization related to the purchase of Intel's anti-virus business and the acquisitions of Binary and Quarterdeck. The amortization will occur over the next 3 to 5 years. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

In fiscal 1998, capitalization of certain software development costs in accordance with SFAS No. 86 did not materially affect us.

In fiscal 1997, Symantec capitalized approximately $8 million of software development costs, primarily related to network administration technology, which was sold to Hewlett-Packard in March 1997, resulting in the write off of approximately $7 million of unamortized costs during the fourth quarter of fiscal 1997. See Note 13 of Consolidated Financial Statements in this Form 10-K. Amortization expense for capitalized software development costs was approximately $3 million in fiscal 1997.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Prior to fiscal 1997, capitalization of certain software development costs in accordance with SFAS No. 86 did not materially affect us, expect for amounts capitalized by Delrina prior to its acquisition by Symantec in fiscal 1996. The related amortization expense was approximately $6 million in fiscal 1996.

NOTE 5.  CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Available-For-Sale Investments and Trading Investments
All cash equivalents, short-term investments, long-term investments and restricted investments have been classified as available-for-sale securities, except for $ 0.5 million of trading securities. During fiscal 1999, we maintained a trading asset portfolio to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The trading assets, which consist of marketable equity securities and have a fair value of approximately $0.5 million, have been included in the available-for-sale tabular disclosure, due to immateriality.

As of March 31, 1999 and 1998, the estimated fair value of the cash equivalents, short-term investments and long-term investments consisted of the following:

Cash equivalents, short and long-term investments (in thousands)          1999          1998
----------------------------------------------------------------      --------      --------
Money market funds                                                    $ 19,891      $ 15,685
Corporate securities                                                    53,839       161,848
Bank securities and deposits                                            60,322        41,655
Taxable Auction Rate Securities                                         10,010            --
US government and government sponsored securities                       11,932        12,717
                                                                      --------      --------
     Total available-for-sale and trading investments                 $155,994      $231,905
                                                                      ========      ========

The estimated fair value of marketable securities by contractual maturity as of March 31, 1999 are as follows:

Cash equivalents, short and long-term investments (in thousands)          1999
----------------------------------------------------------------      --------
Due in one year or less                                               $151,724
Due after one year through three years                                   3,330
Due after three years                                                      940
                                                                      --------
                                                                      $155,994
                                                                      ========

Fair values of cash equivalents, short-term investments and long-term investments and trading assets approximate cost due to one or more of the following: the short-term maturities of the investments, absence of changes in underlying interest rates or the absence of changes in security credit ratings.

As of March 31, 1999 and 1998, the estimated fair value of the restricted investments consisted of the following:

Restricted Investments (in thousands)                                1999         1998
--------------------------------------------------                --------    --------
US government and government sponsored securities                 $ 71,405    $ 59,370
                                                                  ========    ========

The estimated fair value of restricted marketable securities by contractual maturity as of March 31, 1999 are as follows:

Restricted Investments (in thousands)                                1999
--------------------------------------                           --------
Due in one year or less                                          $ 45,562
Due after one year through three years                             25,843
                                                                 --------
                                                                 $ 71,405
                                                                 ========

Our available-for-sale restricted investments relate to certain collateral requirements for lease agreements associated with our corporate facilities in Cupertino, California. Fair values of the restricted investments approximate cost due to one or more of the following: the short-term maturities of the investments, absence of changes in underlying interest rates or the absence of changes in security credit ratings.

Unrealized gains (losses) on all available-for-sale securities are reported as a component of stockholders' equity and are not material.

During the period covered by the financial statements, we did not used any derivative instrument for trading

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



purposes. Symantec utilizes some natural hedging to mitigate the Company's foreign currency exposures and the Company hedges certain residual exposures through the use of one-month foreign exchange forward contracts. We enter into foreign exchange forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain balance sheet positions. The fair value of foreign exchange forward contracts are based on quoted market prices. At March 31, 1999, outstanding forward exchange contracts had a notional amount of approximately $100 million, all of which mature in 35 days or less. The net liability of forward contracts was a notional amount of approximately $9 million at March 31, 1999. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods and the minimal fluctuations in foreign currency exchange rates. We do not hedge its translation risk.


NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

On April 2, 1993, Symantec issued convertible subordinated debentures totaling $25 million. The debentures bore interest at 7.75% payable semiannually and were convertible into Symantec common stock at $12 per share at the option of the investor. The debentures were due in three equal annual installments beginning in 1999 and were redeemable at the option of the investors in the event of a change in control of Symantec or the sale of all or substantially all of its assets. At our option, we could redeem the notes at any time with 30 to 60 days notice; however, we would have incurred a prepayment penalty for early redemption. The holders were entitled to certain registration rights relating to the shares of common stock resulting from the conversion of the debentures. We reserved 2,083,333 shares of common stock to be issued upon conversion of these debentures. The debentures limited the payment of cash dividends and the repurchase of capital stock to a total of $10 million plus 25% of cumulative net income subsequent to April 2, 1993.

On April 26, 1995, convertible subordinated debentures totaling $10 million were converted into 833,333 shares of Symantec common stock, leaving 1,250,000 shares of common stock reserved for future conversion as of March 31, 1997.

During October 1997, convertible subordinated debentures totaling $0.7 million were converted into 59,666 shares of Symantec common stock, leaving 1,190,332 shares of common stock reserved for future conversions as of March 31, 1998.

During February 1999, the holders of Symantec's convertible subordinated debentures converted the entire remaining $14.3 million principal amount into 1,190,332 shares of Symantec common stock. The conversion of these shares of common stock were issued in a transaction which was exempt from registration under the Securities Act of 1933.

Symantec's acquired subsidiary, Quarterdeck, had issued 6% convertible senior subordinated notes totaling $25 million, due in 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. These Notes were paid in full on March 30, 1999.

NOTE 7.  LINE OF CREDIT

Symantec has a $10 million bank line of credit, which expires in May 2000. The line of credit is available for general corporate purposes and bears interest at the banks' reference (prime) interest rate, the U.S. offshore rate plus 1.25%, a CD rate plus 1.25% or LIBOR plus 1.25%, at our discretion, which was 7.75% at March 31, 1999. As of March 31, 1999, we are in compliance with all covenants under this credit agreement and there were no borrowings and less than $1 million in standby letters of credit outstanding under this line. Future acquisitions by Symantec may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit were canceled or amounts were not available under the line, there would not be a material adverse impact on the financial results, liquidity or capital resources of the Company.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 8.  ACQUISITION RELATED CASH FLOW INFORMATION

                                                                      March 31,
(In thousands; unaudited)                                                  1999
------------------------------------                                   --------
Binary
     Fair value of assets acquired                                     $ 27,871
                                                                       ========
     Cash paid                                                         $ 27,871
                                                                       ========
IBM's anti-virus business
     Fair value of assets acquired                                     $ 20,250
                                                                       ========
     Expenses incurred                                                 $  1,250
     Liabilities assumed                                                  3,000
     Current obligation                                                   8,000
     Cash paid                                                            8,000
                                                                       --------
         Total                                                         $ 20,250
                                                                       ========
Intel's anti-virus business
     Fair value of assets acquired                                     $ 16,525
                                                                       ========
     Current obligations                                               $  3,181
     Long-term obligations                                                1,455
     Cash paid                                                           11,889
                                                                       --------
         Total                                                         $ 16,525
                                                                       ========
Quarterdeck
     Fair value of assets acquired                                     $ 85,307
                                                                       ========
     Expenses incurred                                                 $  1,253
     Net liabilities assumed                                             10,825
     Balance due to Quarterdeck Shareholders                             16,294
     Cash and convertible debenture paid                                 56,935
                                                                       --------
         Total                                                         $ 85,307
                                                                       ========

NOTE 9.  COMMITMENTS

Symantec leases all of its facilities and certain equipment under operating leases that expire at various dates through 2026. We currently sublease some space under various operating leases that will expire at various dates through 2001.

The future fiscal year minimum operating lease commitments were as follows at March 31, 1999:

(In thousands)
----------------------
2000                                                                   $ 12,067
2001                                                                      8,777
2002                                                                      4,985
2003                                                                      4,241
2004                                                                      3,424
Thereafter                                                               21,936
                                                                       --------
Operating lease commitments                                              55,430
Sublease income                                                          (3,215)
                                                                       --------
Net operating lease commitments                                        $ 52,215
                                                                       ========

Rent expense charged to operations totaled approximately $15 million, $14 million and $12 million for the years ended March 31, 1999, 1998 and 1997, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



In fiscal 1997, we entered into lease agreements for two existing office buildings, City Center One (CC1) and World Headquarters (WHQ), land and one office building under construction in Cupertino, California, City Center Five
(CC5). In fiscal 1999, the landlord exchanged CC5 for another building, City Center Two (CC2) in Cupertino, California and committed to sell WHQ. Once the appropriate leasehold improvements are made to CC2, we will vacate WHQ and move into CC2 and be relieved of the lease liability associated with WHQ. Lease payments are based on the three-month LIBOR in effect at the beginning of each fiscal quarter. Symantec has the right to acquire the related properties at any time during the seven-year lease period. If, at the end of the lease term we do not renew the lease, purchase the property under lease or arrange a third party purchase, then we will be obligated to the lessor for a guaranteed residual amount equal to a specified percentage of the lessor's purchase price of the property. We would also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount. The guaranteed residual payment on the lease agreements for the two existing office buildings totals approximately $42 million. The guaranteed residual payment on the lease agreements for CC2 and the associated leaseholds under construction was approximately $28 million at March 31, 1999. As security against these guaranteed residual payments, we are required to maintain a corresponding investment in U.S. Treasury securities with maturities not to exceed three years. Symantec is restricted in its use of these investments per the terms of the lease agreement. At March 31, 1999, the investments total approximately $71 million and are classified as non-current restricted investments within the financial statements.

We currently occupy a portion of these office buildings and have assumed the right to sub-lease income provided by the other tenants. The sub-lease agreements have terms expiring in August 1999 through February 2001.

NOTE 10.  INCOME TAXES

The components of the provision for income taxes were as follows:

                                                                               Year Ended March 31,
                                                            ---------------------------------------
(In thousands)                                                  1999            1998           1997
------------------------------                              --------        --------        -------
Current:
       Federal                                              $ 11,649        $ 13,615        $   514
       State                                                   5,335           4,879            302
       International                                          22,226          15,368          3,472
                                                            --------        --------        -------
                                                              39,210          33,862          4,288
Deferred:
       Federal                                                (1,949)         (5,788)           565
       State                                                    (597)         (2,247)           126
       International                                          (3,692)          1,181           (639)
                                                            --------        --------        -------
                                                              (6,238)         (6,854)            52
                                                            --------        --------        -------
                                                            $ 32,972        $ 27,008        $ 4,340
                                                            ========        ========        =======

The difference between Symantec's effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes was as follows:

                                                                               Year Ended March 31,
                                                            ---------------------------------------
                                                                1999            1998           1997
                                                            --------        --------        -------
Federal statutory rate                                          35.0%           35.0%          35.0%
State taxes, net of federal benefit                              3.5             1.5            2.9
Acquired in-process research and development charges
   with no current tax benefit                                   7.1              --             --
Impact of international operations                              (3.9)           (4.0)          (9.2)
Benefit of pre-acquisition losses of acquired entities            --           (10.1)         (16.5)
Other, net                                                      (2.1)            1.7            2.1
                                                            --------        --------        -------
                                                                39.6%           24.1%          14.3%
                                                            ========        ========        =======

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The principal components of deferred tax assets were as follows:

                                                                          March 31,
                                                            -----------------------
(In thousands)                                                  1999           1998
                                                            --------       --------
Tax credit carryforwards                                    $    232       $  6,821
Net operating loss carryforwards                               2,927          3,161
Inventory valuation accounts                                   3,057          2,806
Other reserves and accruals not
 currently tax deductible                                     10,943          8,521
Accrued compensation and benefits                              3,722          3,512
Deferred revenue                                               6,019          4,155
Sales incentive programs                                       5,195          5,555
Allowance for doubtful accounts                                1,478          1,365
Reserve for returns and allowances                             9,536          4,307
Acquired in-process research and development expenses,
 other intangible assets                                       9,135          1,139
Accrued acquisition, restructuring and other expenses          1,545            931
Other                                                          4,831          2,599
                                                            --------       --------
                                                              58,620         44,872
Valuation allowance                                          (30,465)       (25,195)
                                                            --------       --------
                                                            $ 28,155       $ 19,677
                                                            ========       ========

Realization of the approximately $28 million of net deferred tax asset that is reflected in the financial statements is dependent upon our ability to generate sufficient future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. earnings.

Approximately $21 million of the valuation allowance for deferred tax assets is attributable to unbenefitted stock option deductions, the benefit of which will be credited to equity when realized. Approximately $7 million of the valuation allowance for deferred tax assets is attributable to the charge for acquired in-process research and development expenses, the benefit of which is not expected to be realized within five years. The remaining $2 million of the valuation allowance represents net operating loss and tax credit carryforwards of various acquired companies that are limited by separate return limitations and under the "change of ownership" rules of Internal Revenue Code Section 382. The change in the valuation allowance for the years ended March 31, 1999, 1998 and 1997 was a net increase of approximately $5 million and net decreases of approximately $15 million and $5 million, respectively.

Pretax income from international operations was approximately $64 million, $65 million and $25 million for the years ended March 31, 1999, 1998 and 1997, respectively.

No provision has been made for federal or state income taxes on unremitted earnings of certain of our foreign subsidiaries (cumulative $90 million at March 31, 1999) since Symantec plans to indefinitely reinvest all such earnings. At March 31, 1999, the unrecognized deferred tax liability for these earnings was approximately $23 million.


NOTE 11.  EMPLOYEE BENEFITS

401(k) Plan
Symantec maintains a salary deferral 401(k) plan for all of its domestic employees. The plan allows employees to contribute up to 15% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. Symantec matches 100% of the first $500 of employees' contributions and then 50% of the employee's contribution up to 6% of the employees' eligible compensation. Company contributions under the plan were approximately $2 million for each of the years ended March 31, 1999, 1998 and 1997, respectively.

Employee Stock Purchase Plan
In October 1989, we established the 1989 Employee Stock Purchase Plan ("89 Plan") and a total of approximately 3.4 million shares of common stock had been reserved for issuance under this plan. Subject to certain limitations, our employees may purchase, through payroll deductions of 2% to 10% of compensation, shares of common stock

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 1999, approximately 2.8 million shares had been issued and approximately 0.6 million shares had remained available under the 89 Plan.

On September 17, 1998, Symantec stockholders approved the 1998 Employee Stock Purchase Plan (the "98 Plan"). The terms of the 98 Plan are substantially similar to the terms of the 89 Plan for which it supersedes and makes available 500,000 shares. As of March 31, 1999, no shares had been issued under the 98 Plan.

Stock Award Plans
During fiscal 1996, we registered 400,000 shares to be issued under the terms of the 1994 Patent Incentive Plan. The purpose of this plan is to increase awareness of the importance of patents to our business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to Symantec. Our executive officers are not eligible for awards under the 1994 Patent Incentive Plan. As of March 31, 1999, a total of 21,351 shares had been issued under this plan.

In March 1998, the Board of Directors approved the terms of the 1998 Star Award Bonus Plan, under which Symantec may grant up to 5,000 shares of common stock to employees who perform exceptionally in a given quarter. Directors and executive officers are not eligible to receive awards under this plan. Stock awards under this plan are recorded as compensation expense at the time of issuance. The Board of Directors reserved 20,000 shares of common stock for issuance under this plan. As of March 31, 1999, a total of 1,300 shares had been issued under this plan.

Stock Option Plans
Symantec maintains stock option plans pursuant to which an aggregate total of approximately 22.3 million shares of common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to the Company (or of any parent, subsidiary or affiliate of the Company as the Board of Directors or committee may determine). The purpose of these plans are to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in the Symantec's future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a four-year period.

On May 14, 1996, Symantec stockholders approved the 1996 Equity Incentive Plan and a total of approximately 6.7 million shares of common stock had been reserved for issuance under this plan. On September 17, 1998, stockholders approved an amendment to increase the number of shares reserved for issuance by approximately 2.3 million to 9.0 million shares. As of March 31, 1999 a total of
7.8 million had been issued under this plan.

Stock option and warrant activity was as follows:

                                                                        Weighted
                                                                        Average
(In thousands, except weighted average                Number            Exercise
exercise price per share)                          of Shares        Price Per Share
                                                   ---------        ---------------
    Outstanding at March 31, 1996                      9,718              13.43
    Granted                                            2,681              13.90
    Exercised                                           (684)              9.89
    Canceled                                          (2,673)             14.21
                                                      ------
    Outstanding at March 31, 1997                      9,042              13.61
    Granted                                            3,857              22.74
    Exercised                                         (2,158)             12.73
    Canceled                                          (1,413)             15.29
                                                      ------
    Outstanding at March 31, 1998                      9,328              17.32
    Granted                                            3,331              20.18
    Exercised                                           (991)             13.40
    Canceled                                          (1,140)             19.28
                                                      ------
    Outstanding at March 31, 1999                     10,528              18.37
                                                      ======

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



Stock option balances are as follows:

(In thousands)                                                        March 31,
                                                       ------------------------
                                                         1999              1998
                                                       ------            ------
   Authorized and/or outstanding                       11,707            10,785
   Available for future grants                          1,179             1,457
   Exercisable and vested                               3,965             3,173

The following tables summarize information about options outstanding at March 31, 1999:

                                                                   Outstanding options          Exercisable options
                                                --------------------------------------    -------------------------
                                                                Weighted
                                                                 average      Weighted                     Weighted
                                                 Number of   contractual       average    Number of         average
                                                shares (in          life      exercise   shares (in        exercise
Range of Exercise Prices                        thousands)    (in years)         price    thousands)          price
--------------------------------------          ---------     ----------    ----------    ----------     ----------
$   3.14 - $ 15.25                                   4,078          6.62    $    12.57         2,462         $12.34
$  15.26 - $ 22.63                                   3,509          8.56         19.01           865          17.84
$  22.64 - $ 39.13                                   2,941          8.66         25.66           638          25.88
                                                ----------                                ----------
                                                    10,528          7.84         18.37         3,965          15.72
                                                ==========                                ==========

These options will expire if not exercised by specific dates ranging from April 1999 to March 2009. Prices for options exercised during the three-year period ended March 31, 1999 ranged from $1.00 to $26.91.

We elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "options") granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 1998 and 1999 reported below has been estimated at the date of grant using Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions:

                                                                   Employee                          Employee Stock
                                                              Stock Options                           Purchase Plan
                                       ------------------------------------   -------------------------------------
                                             1999         1998         1997         1999         1998          1997
                                       ----------   ----------   ----------   ----------    ---------    ----------
Expected life (years)                        5.27         4.84         4.34         0.50         0.50          0.50
Expected volatility                          0.66         0.61         0.63         0.79         0.55          0.74
Risk free interest rate                      5.1%         5.4%         6.7%         4.8%         5.2%          5.4%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The weighted-average estimated fair values of employee stock options for fiscal 1999 and 1998 were $12.56 and $13.44 per share, respectively. The weighted-average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 1999 and 1998 were $10.47 and $14.71, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



For purposes of pro forma disclosures, the estimated fair values of the options is amortized to expense over the options' vesting period (for employee stock options) and the six-month purchase period (for stock purchases under the Employee Stock Purchase Plan). The Company's pro forma information is as follows:

                                                                               Year Ended March 31,
                                                     ----------------------------------------------
(In thousands, except per share information)                1999             1998              1997
-------------------------------------------------    -----------      -----------       -----------
Net income - Basic - Pro forma                          $ 25,100         $ 68,601          $ 14,123
Net income - Diluted - Pro forma                          25,727           69,293            14,123
Net income per share - Basic - Pro forma                    0.47             1.29              0.28
Net income per share - Diluted - Pro forma                  0.45             1.19              0.27

The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 2000.


NOTE 12.  COMMON STOCK REPURCHASE

On April 29, 1997, the Board of Directors of Symantec, the Board, authorized the repurchase of up to 1,000,000 shares of Symantec common stock by June 13, 1997. As of June 13, 1997, management completed the repurchase of 500,000 shares at prices ranging from $16.57 to $17.00 per share. Authorization to repurchase the remaining 500,000 shares expired as of March 31, 1998.

On November 24, 1997, the Board authorized the repurchase of up to 500,000 shares of Symantec common stock. As of December 4, 1997, management completed the repurchase of 500,000 shares at prices ranging from $25.25 to $26.81 per share.

On June 9, 1998, the Board authorized the repurchase of up to 5% of Symantec's outstanding common stock before December 31, 1998. The Company completed the repurchase as of October 30, 1998, repurchasing a total of 2.875 million shares at prices ranging from $13.10 to $27.21, for an aggregate amount of approximately $56 million.

On March 22, 1999, the Board authorized the repurchase of up to $75 million of the Company's common stock. As of June 15, 1999, the Company has repurchased 1,000,000 shares at prices ranging from $17.90 to $19.87, for an aggregate amount of approximately $19 million.

NOTE 13.  SALE OF TECHNOLOGIES AND PRODUCT RIGHTS

During September 1996, Symantec sold its electronic forms software product line and related tangible assets to JetForm for approximately $100 million, payable over four years in quarterly installments through the June 2000 quarter. During February 1998, the purchase agreement was amended to accelerate certain quarterly payments during the remaining payment term in exchange for a reduction in the total sale price to approximately $93 million. During June 1998, the purchase agreement was amended once again to modify certain payments, however, the total sales price remained at $93 million. JetForm has the option to tender payment in either cash or in registered JetForm common stock, within a contractually defined quantity threshold. Due to the uncertainty regarding the ultimate collectibility of these installments, we are recognizing the related revenue as payments are due and collectibility is assured from JetForm. We recognized income of approximately $34 million, $24 million and $18 million from JetForm during fiscal 1999, 1998 and 1997, respectively.

In March 1997, Symantec sold its network administration technologies and related tangible assets to Hewlett-Packard, resulting in the receipt of approximately $1 million of revenue and a $2 million research and development reimbursement in fiscal 1997. Additionally, a two-year quarterly royalty payment stream, not to exceed a present value of $27 million as of March 1997, commenced in fiscal 1998, which was solely contingent on future sales of certain Hewlett-Packard products. Due to the uncertainty regarding the amounts upon which these royalties will be determined, Symantec recognized these amounts as they were received from Hewlett-Packard. We recognized income of approximately $7 million and $22 million from Hewlett-Packard during fiscal 1999 and 1998, respectively. Royalty payments from Hewlett-Packard ended during the December 1998 quarter.

In connection with the sale to Hewlett-Packard during fiscal 1997, Symantec wrote off approximately $7 million of

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



unamortized software development costs and less than $1 million of unamortized purchased product rights, as well as incurred approximately $2 million of legal, accounting and other costs associated with the transaction.

NOTE 14.  ACQUISITION, RESTRUCTURING AND OTHER EXPENSES

Acquisition, restructuring and other expenses consist of the following:

                                                                                    Year Ended March 31,
                                                          ----------------------------------------------
(In thousands)                                                   1999             1998              1997
------------------------------------------------------    -----------      -----------       -----------
Centralization and restructuring expenses                 $        --      $        --       $     3,185
Write off of equity investment                                     --               --             1,750
Fast Track, Inc. acquisition                                       --               --               600
Employee severance and out-placement                            3,800               --                --
Excess facilities and equipment                                 1,305               --                --
                                                          -----------      -----------       -----------
Total acquisition, restructuring and other expenses       $     5,105      $        --       $     5,535
                                                          ===========      ===========       ===========

On September 29, 1998, Symantec's CEO announced a reduction in work force and the outsourcing of Symantec's domestic short-run manufacturing, product distribution and return teams which resulted in the closure and vacancy of the Sunnyvale, California site in February 1999 and the termination of related employees. The exit plan associated with the reduction in work force and facility closure specifically identified all the significant actions, including:

     o the number and categories of individuals who would not continue employment with Symantec;

     o the termination dates and severance packages for each terminating employee;

     o the planned date we would vacate the Sunnyvale, California building which was under an existing operating lease; and

     o the excess equipment, furniture, fixtures and leasehold improvements to be disposed of.

Details of the restructuring charge are as follows:

(In thousands)                                  Cash/          Restructuring      Amount           Balance
Description                                    Non-cash        Charge             Paid             at 3/31/99
-----------------------------                  --------        ------------       ----------       ----------
Employee severance and out-placement             Cash          $      3,800       $    3,132       $    668
Excess facilities and equipment             Cash & Non-cash           1,305              310            995
                                                               ------------       ----------        -------
Total restructuring and other expenses                         $      5,105       $    3,442        $ 1,663
                                                               ============       ==========        =======

Employee severance and out-placement was primarily comprised of severance packages for employees who were to be terminated as a result of the restructuring. As part of the restructuring plan, we specifically identified those individuals who would not continue employment with Symantec. The severance periods ranged from one to six months. Symantec's Human Resource Department met with each terminating employee and presented them with their termination date and severance package. The total cost of the severance packages was accrued and included in restructuring charge after the identified employees had their severance packages communicated to them. Additionally, Symantec accrued estimated costs associated with outplacement services to be provided to terminating employees as these costs have no future economic benefit to us. The remaining accrual at March 31, 1999 was for outstanding severance and outplacement costs .

Excess facilities and equipment included remaining lease payments associated with building leases for the Sunnyvale, California site subsequent to the planned abandonment date. The cash outlays for the lease are to be made over the remaining term of the lease. In addition, Symantec reserved for the write-off of the site-specific equipment, furniture, fixtures and leasehold improvements that would no longer be utilized. The accrual at March 31, 1999 relates to the remaining lease payments, which will be paid over the remaining lease term subsequent to the abandonment of the facility.

No acquisition, restructuring and other expenses were incurred during fiscal
1998.

During fiscal 1997, Symantec recorded charges of approximately $2 million in connection with the write-off of an equity investment in a privately held company. Additionally, during fiscal 1997, we recorded a charge of approximately $3 million for centralization and restructuring costs, which is outlined below. Symantec recorded

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



total acquisition charges of less than $1 million in the quarter ended June 30, 1996 in connection with the acquisition of Fast Track, Inc.

CENTRALIZATION AND RESTRUCTURING COSTS

(In thousands)                                  Cash/          Restructuring      Amount           Balance
Description                                    Non-cash        Charge             Paid             at 3/31/99
-----------------------------                  --------        ------------       ----------       ----------
Employee severance and out-placement           Cash            $    2,434         $  1,680           $   754
Excess facilities and equipment            Cash & Non-cash            276              250                26
Legal and other                                Cash                   475              410                65
                                                               ----------         --------           -------
Total restructuring and other expenses                         $    3,185         $  2,340               845
                                                               ==========         ========           =======

In June and September 1996, Executive Management approved and committed Symantec to close the Bedford, Massachusetts and St. Louis, Missouri facilities. The facility closures were part of the Company's plan to consolidate certain research and development activities. These exit plans specifically identified the following significant actions to complete the closures:

     o the number and categories of individuals who would not continue employment with Symantec;

     o the termination date and severance package for each terminating employee;

     o  the date the Bedford and St. Louis facilities would be vacated; and

     o the excess equipment, furniture, fixtures and leasehold improvements to be disposed of.

Employee severance and out-placement expenses were primarily comprised of severance packages for employees who were to be terminated as a result of the closure of the Bedford and St. Louis sites. The severance reserve was computed based on an estimated severance compensation, benefits and related employer payroll taxes. The severance periods ranged from one to six months. Prior to amounts being accrued, Symantec's Human Resource Department met with each terminating employee and presented them with their termination date and severance package. Additionally, Symantec accrued estimated costs associated with out-placement services provided to terminating employees as these costs had no future economic benefit to the Company. The actual cash outlays for these accrued expenses were made during the terminated employees' severance period.

The remaining accrual is a result of the following:

     o Certain employees who were identified for termination found employment at other Symantec locations and therefore were not eligible to receive the severance packages. At the time of the site closures, Symantec had determined that these individuals would not find employment elsewhere within the Company.

     o Symantec determined that most employees had not availed themselves of the out-placement services offered by the Company at the time of their termination.

Excess facilities and equipment included remaining lease payments associated with the building leases for the Bedford and St. Louis sites. The cash outlays for these leases were made over the remaining lives of the leases. The Company expensed to operations lease rental costs until the time the facilities were vacated. In addition, Symantec reserved for the write-off of excess equipment, furniture, fixtures and leasehold improvements which would not be utilized. Such equipment, furniture, fixtures and leasehold improvements were either not utilized or were scrapped.

Legal and other primarily included Symantec's legal expenses related to the site closures and the settlement of a lawsuit. These costs and expenses were incurred in the period of the restructuring charge.

As of March 31, 1999, total accrued cash related to acquisition and restructuring expenses were approximately $4 million and included $1 million for excess facilities and equipment and $3 million for other acquisition related expenses.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 15.  NET INCOME PER SHARE

The components of the net income per share were as follows:

                                                              Year Ended March 31,
                                                 ---------------------------------
(In thousands, except per share data)               1999         1998         1997
                                                 -------      -------      -------
BASIC NET INCOME PER SHARE
Net income                                       $50,201      $85,089      $26,038
                                                 =======      =======      =======
Weighted average number of common
     shares outstanding during the period         56,601       56,097       54,705
                                                 =======      =======      =======
Basic net income per share                       $  0.89      $  1.52      $  0.48
                                                 =======      =======      =======
DILUTED NET INCOME PER SHARE
Net income                                       $50,201      $85,089      $26,038
Interest on convertible subordinated
     debentures, net of income tax effect            627          692           --
                                                 -------      -------      -------
Net income, as adjusted                          $50,828      $85,781      $26,038
                                                 =======      =======      =======
Weighted average number of common
     shares outstanding during the period         56,601       56,097       54,705
Shares issuable from assumed exercise
     of options                                    1,684        2,964          702
Shares issuable from assumed conversion
     of convertible subordinated debentures        1,004        1,220           --
                                                 -------      -------      -------
Total shares for purpose of calculating
     diluted net income per share                 59,289       60,281       55,407
                                                 =======      =======      =======
Diluted net income per share                     $  0.86      $  1.42      $  0.47
                                                 =======      =======      =======

For the twelve months ended March 31, 1997, 1,250,000 shares of convertible subordinated debentures and $708,000 of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

NOTE 16.  LITIGATION

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 13, 1997, following Symantec's demurrers directed to previous complaints. The parties are currently conducting discovery. On January 7, 1997, the same plaintiffs filed a complaint in the United States District Court, Northern District of California, based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. The district court dismissed that complaint and plaintiffs served an amended complaint in April 1998. Symantec's motion to dismiss the new federal complaint was granted in part, substantially narrowing the complaint. Symantec believes that neither the state court complaint nor the federal court complaint has any merit and will vigorously defend itself against both complaints.

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. ("Network Associates"), in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec had demonstrated a likelihood of success on the merits of certain copyright claims and issued a preliminary injunction (i) prohibiting Network Associates from infringing Symantec's rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has Symantec code, (ii) requiring Network Associates to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code and (iii) requiring Network Associates to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



found in the discovery process. On April 1, 1998, Symantec amended its complaint to add claims for misappropriation of trade secrets, RICO (Racketeer Influenced and Corrupt Organizations Act) and related claims based on additional evidence uncovered in the litigation. Following motions by Network Associates, the court dismissed Symantec's unfair competition and trade secret claims regarding the copyrighted code and its RICO and interference claims. On October 22, 1998, the court consolidated this case with the case against Network Associates and the case brought by CyberMedia, both of which are described below.

On September 4, 1998, Symantec filed a new lawsuit against Network Associates in the United States District Court, Northern District of California, for copyright infringement, trade secret misappropriation and unfair competition. Symantec continues to investigate the extent to which Network Associates may have misappropriated Symantec's intellectual property and plans to aggressively pursue its remedies under this lawsuit, which include both injunctive relief and monetary damages.

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

On February 4, 1998, CyberMedia, Inc. ("CyberMedia,"), which in September 1998 was acquired by Network Associates, filed a lawsuit in the United States District Court, Northern District of California, against Symantec, ZebraSoft Inc. and others, alleging that Symantec's Norton Uninstall Deluxe infringes CyberMedia's copyright and asserting related state law claims. The suit requests damages, injunctive relief, costs and attorneys fees. In May 1998, CyberMedia filed a motion seeking a preliminary injunction prohibiting sale or development of the challenged code, which preliminary injunction was granted with respect to Symantec's domestic activities in September 1998. Subsequently, Symantec ceased selling the Norton Uninstall Deluxe product. Symantec intends to defend the action vigorously.

On February 19, 1998, a class action complaint was filed by the Milberg, Weiss, Bershad, Hynes & Lerach law firm in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998 by an Oregon law firm. Those actions were consolidated and a consolidated amended complaint was filed in late October 1998. The complaint originally purported to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus to function properly after the year 2000; all but the unfair business practice claims have been dismissed following Symantec's demurrer. The complaint seeks unspecified damages and injunctive relief. Symantec believes that these actions have no merit and intends to defend itself vigorously.

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

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against Quarterdeck. The complaint alleges that Quarterdeck's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. Symantec believes this action has no merit and intends to defend the lawsuit

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



vigorously.

On July 30, 1998, a class action complaint was filed against Quarterdeck in the Supreme Court of the State of New York, County of New York, on behalf of a purported class of purchasers of Procomm Plus version 4.0 for Windows product (the "Product"). The complaint purported to assert claims for breach of warranty and violation of New York's Consumer Protection From Deceptive Acts and Practices Act arising from the Product's inability to process dates containing the year 2000. The complaint was dismissed and the court entered judgment in Quarterdeck's favor in April 1999.

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

The legal expenses accrued by the Company are deemed probable because the lawsuits have been filed, management has determined its plans of action with regards to the cases and accordingly knows that it will incur legal expenses related to the particular lawsuit. Utilizing the assumptions noted in the accounting policy, management is able to estimate a minimum amount of legal fees to be incurred in these lawsuits.

The total amount of legal expenses accrued as of the respective year ends and the amounts expensed for the years ended are reflected below:

Balance as of March 31, 1997         $1.0 million    Amount expensed in 1997    $2.6 million
Balance as of March 31, 1998         $2.5 million    Amount expensed in 1998    $4.9 million
Balance as of March 31, 1999         $7.2 million    Amount expensed in 1999    $10.1 million

NOTE 17.  LEASE BUILDINGS

In fiscal 1997, Symantec entered into lease agreements for two existing office buildings (Cupertino City Center One, or CC1, and World HeadQuarters, or WHQ), one parcel of land and one office building under construction (Cupertino City Center Five, or CC5) in Cupertino, California. During fiscal 1999 Symantec's landlord, exchanged CC5 for another leased building (Cupertino City Center Two, or CC2) located in Cupertino, California and committed to sell WHQ to an unrelated third party on or before November 1, 1999, thus relieving Symantec of its responsibility for its lease of WHQ. Symantec will move both personnel and equipment into CC2 once certain tenant improvements are completed, which is currently scheduled to occur before November 1, 1999. In connection with these leases, Symantec is required to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

NOTE 18.  ADOPTION OF STOCKHOLDER RIGHTS PLAN

On August 11, 1998, Symantec's Board of Directors, the Board, adopted a stockholder rights plan designed to ensure orderly consideration of any future unsolicited acquisition attempt to ensure fair value of the Company for its stockholders.

In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Symantec's common stock outstanding on August 21, 1998 (the "Record Date"). The Board further directed the

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



issuance of one such right with respect to each share of Symantec's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on August 12, 2008.

The rights are initially attached to Symantec's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 20% or more of the Company's common stock, or announces an intention to make a tender offer for 20% or more of Symantec's common stock, the rights will be distributed and will thereafter trade separately from the common stock. Each right will be exercisable for 1/1000th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $150.00. The preferred stock has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of Symantec's common stock at a substantially discounted price.

If a person becomes an Acquiring Person and Symantec is acquired in a merger or other business combination, or 50% or more of its assets are sold to an Acquiring Person, the holder of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price. After a person has become an Acquiring Person, the Board, at its option, require the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of Symantec's common stock per right.

The Board may redeem outstanding rights at any time prior to a person becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board. In addition, the Board also amended Symantec's bylaws to: permit only the Chairman, President or the Board to call a special meeting of the stockholders; require that the Board be given prior notice of a stockholder proposal to take action by written consent so that a record date for such action can be established; require advance notice to the Board of stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors; permit the Board to meet on one- rather than two-day advance notice; and conform the bylaws to applicable provisions of Delaware law regarding the inspection of elections at stockholder meetings.


NOTE 19.  SEGMENT INFORMATION

Symantec markets its products in North America and international countries primarily through retail and distribution channels.

Symantec's reportable segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have four reportable segments: Remote Productivity Solutions, Security and Assistance, Internet Tools and Corporate Sunset. The Remote Productivity Solutions business unit focuses on helping Information Technology organizations reduce the expense of supporting remote workers. This business unit focuses on corporate helpdesk and support organizations' need to more efficiently handle the additional work required to support mobile workers, telecommuters and remote offices. The Security and Assistance business unit is dedicated to being indispensable in customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Internet Tools business unit includes products providing an easy to use Java development environment. The Corporate Sunset segment includes revenues from products nearing the end of their life cycle.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Symantec's business units are aligned by discrete products. There are no intersegment sales. Symantec's Chief Executive Officer and his staff evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. Non-segment items included all general and administrative expenses and charges that are one-time in nature, such as in-process research and development, judgment settlements and restructuring and other expenses, and are not allocated to the business units. Assets and liabilities are not discretely reviewed by segment.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



(In Thousands)               Remote        Security                                                  Non-
                             Productivity  and           Internet       Corporate      Total         Segment        Total
                             Solutions     Assistance    Tools          Sunset         Segments      Items          Company
                             -----------------------------------------------------------------------------------------------
FISCAL 1999
Revenue from
  external customers         $228,322      $338,703      $ 24,077       $  1,526       $592,628      $     --       $592,628

Operating income (loss)        69,613        67,376       (10,413)       (10,577)       115,999       (88,158)        27,841

Depreciation &
  amortization expense          1,112         7,377           762         27,721         36,972            --         36,972

FISCAL 1998
Revenue from
  external customers          216,318       288,931        20,392          7,299        532,940            --        532,940

Operating income (loss)        62,972        65,689       (14,167)       (14,899)        99,595       (44,671)        54,924

Depreciation &
  amortization expense          1,693         1,843           709         22,849         27,094            --         27,094

FISCAL 1997
Revenue from
  external customers          166,380       225,726        19,224         41,603        452,933            --        452,933

Operating income (loss)        18,168        46,744        (1,540)         2,195         65,567       (48,017)        17,550

Depreciation &
  amortization expense          1,929         2,012           657         32,573         37,171            --         37,171

GEOGRAPHICAL INFORMATION

                                                                      March 31,
                                           ------------------------------------
(In thousands)                                 1999          1998          1997
                                           --------      --------      --------
Net revenues from external customers:
     United States                         $353,734       334,976       300,884
     Other foreign countries                238,894       197,964       152,049
                                           --------      --------      --------
                                           $592,628      $532,940      $452,933
                                           ========      ========      ========

Long-lived assets:
     United States                         $151,942      $ 36,126      $ 40,771
     Canada                                   2,017         3,142         5,770
     Ireland                                  6,335         6,943         4,272
     Other foreign countries                 11,031         8,082         5,215
                                           --------      --------      --------
                                           $171,325      $ 54,293      $ 56,028
                                           ========      ========      ========

SIGNIFICANT CUSTOMERS

The following customers covered all segments and accounted for more than 10% of net revenues during fiscal 1999, 1998 and 1997:

                                                                      March 31,
                                           ------------------------------------
(In thousands)                                 1999          1998          1997
                                           --------      --------      --------
Ingram Micro, Inc.                         47%            36%           28%
Tech Data Corp.                            19             12             *
Merisel                                    13             11             *

*  Amount is less than 10%.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 20.  COMPREHENSIVE INCOME

Symantec adopted SFAS No. 130, "Reporting Comprehensive Income," beginning with the quarter ended June 30, 1998. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components; however, it has no impact on net income or stockholders' equity. The components of comprehensive income, net of tax, are as follows:

                                                                                              Year ended March  31,
                                                                       -------       -------           -------
(In thousands)                                                            1999          1998              1997
--------------------------------------------------------               -------       -------           -------
Other comprehensive income (loss):
     Add: change in unrealized gain (loss) on
          available-for-sale investments,
          net of a tax provision (benefit) of ($290),
          $35 and $26.                                                    (616)          181               213
     Less: reclassification adjustment for gains
          included in net income,
          net of a tax provision of $73, $0 and $0.                        155            --                --
     Add: change in cumulative translation
          adjustment ("CTA"),  a tax provision
          (benefit) of ($1,476), ($993)and $1.                          (6,090)       (5,136)               11
                                                                       -------       -------           -------
Total other comprehensive income (loss)                                 (6,551)       (4,955)              224
                                                                       -------       -------           -------

NOTE 21. SUBSEQUENT EVENT

On June 10, 1999 Symantec announced that it intends to establish our Internet Tools Business Unit as a separate company. Symantec will be the initial sole investor, however, additional third party investors are expected. The transition is in its early stages and details will be determined over the next three to nine months.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SYMANTEC CORPORATION
                                            (Registrant)

                                        By  /s/ John W. Thompson
                                           ------------------------------------
                                            (John W. Thompson,
                                            Chairman, President and
                                            Chief Executive Officer)

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


              Signature                                         Title                        Date
              ---------                                         -----                        ----


CHIEF EXECUTIVE OFFICER:


  /s/ John W. Thompson.                              Chairman, President, Chief         June 30, 1999
--------------------------------------------         Executive Officer and Director
         (John W. Thompson.)


CHIEF FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:


  /s/ Gregory Myers                                  Chief Financial Officer            June 30, 1999
--------------------------------------------
         (Gregory Myers)



DIRECTORS:

  /s/ Carl D. Carman                                 Director                           June 30, 1999
--------------------------------------------
         (Carl D. Carman)


  /s/ Tania Amochaev                                 Director                           June 30, 1999
--------------------------------------------
         (Tania Amochaev)


  /s/ Charles M. Boesenberg                          Director                           June 30, 1999
--------------------------------------------
         (Charles M. Boesenberg)


  /s/ Walter W. Bregman                              Director                           June 30, 1999
--------------------------------------------
         (Walter W. Bregman)


  /s/ Robert R. B. Dykes                             Director                           June 30, 1999
--------------------------------------------
         (Robert R. B. Dykes)


  /s/ Robert S. Miller                               Director                           June 30, 1999
--------------------------------------------
         (Robert S. Miller)

                                                                     SCHEDULE II



                              SYMANTEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                         Balance at        Charged to                         Balance at
                                          Beginning         Costs and                                End
                                          of Period          Expenses       Deductions         of Period
                                         ----------        ----------       ----------        -----------
Allowance for doubtful accounts:
     Year ended March 31, 1997                5,016             1,599           (2,315)            4,300
     Year ended March 31, 1998                4,300             1,036             (920)            4,416
     Year ended March 31, 1999                4,416               609              (79)            4,946

                                 EXHIBIT INDEX


        3.01      The Registrant's Restated Certificate of Incorporation.
                     (Incorporated by reference to Annex G filed with the Registrant's Joint Management Information Circular and Proxy Statement (No. 000-17781) dated October 17, 1995.)
        3.02      The Registrant's Bylaws. (Incorporated by reference to Exhibit
                     3.02 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
        3.03      The registrant's Bylaws, as amended and restated effective
                     August 11, 1998. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report 8-K filed August 19, 1998.)
        4.01      Registration Rights Agreement. (Incorporated by reference to
                     Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
        4.02      Amendment No. One to Registration Rights Agreement.
                     (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
        4.03      Amendment No. Two to Registration Rights Agreement
                     (Incorporated by reference to Exhibit 4.04 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
        4.04      Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina. (Incorporated by reference to Annex D filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
        4.05      Support Agreement dated November 22, 1995 between Symantec and
                     Delrina. (Incorporated by reference to Annex E filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
        4.06      Form of Voting and Exchange Trust Agreement dated November 22,
                     1995 between Symantec and Delrina. (Incorporated by reference to Annex F filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
        4.07      Rights agreement, dated as of August 12, 1998, between
                     Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A filed August 19, 1998.)
       10.01      Amended Agreement Respecting Certain Rights of Publicity.
                     (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.02      Non-Competition and Non-Solicitation Agreement between
                     Registrant and Peter Norton and Ronald Posner. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.03*     1988 Employees Stock Option Plan, as amended to date.
                     (Incorporated by reference to Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-8 (No. 33-88694) filed January 23, 1995.)
       10.04*     1989 Employee Stock Purchase Plan, as amended to date.
                     (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18353) filed December 20, 1996.)
       10.05*     Form of Stock Option Agreement and Form of Stock Option
                     Exercise Request, as currently in effect, under the Registrant's 1988 Employees Stock Option Plan. (Incorporated by reference to Exhibit 10.10 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.06*     1988 Directors Stock Option Plan, as amended to date.
                     (Incorporated by reference to Exhibit 10.09 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.07*     1993 Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994)
       10.08*     Form of Stock Option Grant and Stock Option Exercise Notice
                     and Agreement under the Registrant's 1988 Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.09*     1994 Patent Incentive Plan. (Incorporated by reference to
                     Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 33-60141) filed June 9, 1995.)
       10.10*     Symantec Corporation 1996 Equity Incentive Plan. (Incorporated
                     by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18355) filed December 20, 1996.)
       10.11*     Symantec Corporation 1996 Equity Incentive Plan, as amended.
                     (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-39175) filed October 31, 1997.)
       10.12*     Symantec Corporation Deferred Compensation Plan dated as of
                     November 9, 1996. (Incorporated by reference to Exhibit
                     10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.13      Participation Agreement dated as of October 18, 1996, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
                     10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
       10.14      Participation agreement, as amended by that certain Master
                     Amendment No. 2, dated as of September 21, 1998, between Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.15      Amended and Restated Participation Agreement, dated as of
                     February 9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.
       10.16      Appendix A to Participation Agreement, Master Lease, Lease
                     Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty. (Incorporated by reference to
                     Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
       10.17      Restated and amended Appendix A to Participation Agreement,
                     Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty.
       10.18      Master Lease and Deed of Trust, as amended, dated as of
                     October 18, 1996 between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.19      Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999 between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc.
       10.20      Guaranty dated as of October 18, 1996, made by Symantec
                     Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.05 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996).
       10.21      Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch.
       10.22      Pledge Agreement dated as of October 18, 1996, made by
                     Symantec Corporation, in favor of Sumitomo Bank, Limited, San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit
                     10.06 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
       10.23      Pledge Agreement, as amended, by that certain Master Amendment
                     No. 2, dated as of September 21, 1998, between Symantec Corporation, the Bank, and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated by reference to
                     Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.24      Amended and Restated Pledge Agreement, dated as of February 2,
                     1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent.
       10.25      Assignment of Lease and Rent, as amended, dated as of October
                     18, 1996, from Sumitomo Bank Leasing and Finance, Inc., to The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.26      Amended and Restated Assignment of Lease and Rent, dated as of
                     February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., to The Sumitomo Bank, Limited, San Francisco Branch.
       10.27      Agreement of Purchase and Sale of Cupertino City Center One
                     between Cigna Property and Casualty Insurance Company and Symantec Corporation. (Incorporated by reference to Exhibit
                     10.18 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.28      Agreement for Purchase and Sale and Escrow Instructions of
                     10201 Torre Avenue, Cupertino, CA. (Incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.29      Agreement for Purchase and Sale and Escrow Instructions, as
                     amended, dated as of May 31, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.30      Agreement for Exchange and Purchase and Escrow Instructions,
                     dated September 22, 1998, between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to Exhibit
                     10.06 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.31      Agreement for Exchange and Purchase and Escrow Instructions,
                     as amended, dated November 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.07 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.32      Amendment No. 1 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of November 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.33      Amendment No. 2 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of November 20, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.34      Amendment No. 3 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of December 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.03 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.35      Amendment No. 4 of Agreement for Exchange and Purchase and
                     Escrow Instructions, dated as of December 15, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.04 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
       10.36      Loan Agreement dated as of October 18, 1996, among Sumitomo
                     Bank Leasing and Finance, Inc., Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.37      Amended and Restated Loan Agreement, dated as of February 9,
                     1999, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch.
       10.38      Construction Agency Agreement dated as of March 3, 1997,
                     between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit
                     10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.39      Construction Agency Agreement dated as of February 9, 1999, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation.
       10.40      Symantec - CC5 Office Building and Parking Structure, as
                     amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
       10.41      Office building lease dated as of April 10, 1991, between the
                     Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
       10.42      Office building lease, as amended, dated as of September 1,
                     1997 between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.43      Office building lease dated as of February 27, 1991, between the Registrant and Kim Camp No. VII regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
       10.44      Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
       10.45      Office building lease dated as of April 19, 1995, between the
                     Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.46      Office building lease, as amended, dated as of December 1,
                     1995 between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)
       10.47      Office building lease, as amended, dated as of December 17,
                     1996 between Delrina (Canada) Corporation, Delrina Corporation, and Sherway Centre Limited regarding property located in Toronto, Canada (Incorporated by reference to
                     Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.48      Office building lease, dated as of April 9, 1998 between hill
                     Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom. (Incorporated by reference to Exhibit 10.03 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.49      Form of Indemnity Agreement with Officers and Directors.
                     (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
       10.50*     Full Recourse Promissory Note and Pledge Agreement between the
                     Company and Gordon E. Eubanks, Jr. (Incorporated by reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.51*     Form of Promissory Note and Pledge Agreement between the
                     Company and certain executives. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.52*     Promissory Note between the Company and Mansour Safai
       10.53*     Promissory Note between the Company and Keith Robinson
       10.54*     Promissory Note between the Company and John W. Thompson
       10.55*     Form of Housing Assistance Agreement between the Company and certain executives. (Incorporated by reference to Exhibit
                     10.26 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.56      Note Purchase Agreement, dated April 2, 1993, among Symantec
                     Corporation, Morgan Guaranty Trust Company of New York, as Trustee, J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit
                     10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
       10.54.1    10.57 The Registrant's Section 401(k) Plan, as amended.
                     (Incorporated by reference to Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.58*     Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to
                     Exhibit 10.25 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.59      Assignment of Copyright and Other Intellectual Property
                     Rights. (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
       10.60*     Employment and Consulting Agreement among Symantec
                     Corporation, Symantec Acquisition Corp. and Charles M. Boesenberg. (Incorporated by reference to Exhibit 10.32 filed with the Registrant's Annual Report of Form 10-K for the year ended April 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
       10.61*     Stock Option Grant between the Company and Charles Boesenberg.
                     (Incorporated by reference to Exhibit 10.29 filed with the Registrants Annual Report on Form 10-K for the year ended March 31, 1995.)
       10.62*     Retirement and Consulting Agreement between the Company and
                     Gordon E. Eubanks, Jr.
       10.63*     Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers.
       10.64      Authorized Distributor Agreement between Symantec Corporation and Ingram Micro, Inc. (Incorporated by reference to
                     Exhibit 10.34 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
       10.65      Authorized Distributor Agreement between Symantec Corporation and Merisel Americas, Inc. (Incorporated by reference to
                     Exhibit 10.35 filed with the Registrant's Quarterly Report of Form 10-Q for the quarter ended July 1, 1994.) (Confidential treatment has been granted with respect to portions of this exhibit.)
       10.66*     Employment and Non-competition Agreement between Symantec
                     Corporation and Dennis Bennie. (Incorporated by reference to Exhibit 10.02 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)
       10.67*     Employment Agreement between Symantec Corporation and John W.
                     Thompson.
       10.68      Combination Agreement between Symantec Corporation and Delrina
                     Corporation dated July 5, 1995. (Incorporated by reference to Exhibit 10.01 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
       10.69      Asset Purchase Agreement dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 2.01 filed with the Registrant's Current Report of Form 8-K filed September 26, 1996.)
       10.70      Asset Purchase Agreement, as amended, dated as of March 28,
                     1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.44 filed with the Registrants Annual Report on Form 10-K for the year ended April 3, 1998.)
       10.71      Asset purchase agreement, as amended, dated as of June 29,
                     1998 by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.72      Asset Purchase Agreement, as amended, dated as of March 27,
                     1997 by and between Hewlett-Packard Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.
       10.73      Master agreement, dated May 18, 1998, between International
                     Business Machines Corporation and Symantec Corporation. (Confidential treatment has been requested with respect to portions of this exhibit.) (Incorporated by reference to
                     Exhibit 10.46 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998)
       10.74      Asset purchase agreement, dated as of June 24, 1998, among
                     Symantec Corporation and its wholly-owned subsidiary, Symantec Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc. (Incorporated by reference to Exhibit 10.04 filed with the Registrants Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
       10.75      Software license agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report of Form 8-K filed October 5, 1998.)
       10.76      Class action complaint filed by the law firm of Milberg Weiss
                     Bershad Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Annual Report of Form 10-K for the year ended March 31, 1996.)
       21.01      Subsidiaries of the Registrant.
       23.01      Consent of Ernst & Young LLP, Independent Auditors.
       27.01      Financial Data Schedule for the Year Ended March 31, 1997
                  (restated)
       27.02      Financial Data Schedule for the Year Ended March 31, 1998
                  (restated)
       27.03      Financial Data Schedule for the Year Ended March 31, 1999

-----------------
* Indicates a management contract or compensatory plan or arrangement.