Form 10-Q
period 1999-07-02
SYMANTEC CORP
filed 1999-08-13
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

    (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 2, 1999.

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

                             YES [X]     NO [ ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,622,921 shares of Delrina exchangeable stock, as of July 30, 1999:

   COMMON STOCK, PAR VALUE $0.01 PER SHARE                  56,800,780 SHARES


================================================================================

                              SYMANTEC CORPORATION

                                    FORM 10-Q

                       QUARTERLY PERIOD ENDED JULY 2, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
              as of June 30, 1999 and March 31, 1999 ......................    3

         Condensed Consolidated Statements of Income
              for the three months ended June 30, 1999 and 1998 ...........    4

         Condensed Consolidated Statements of Cash Flow
              for the three months ended June 30, 1999 and 1998 ...........    5

         Notes to Condensed Consolidated Financial Statements .............    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   26

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   27

Item 6.  Exhibits and Reports on Form 8-K .................................   27

Signatures ................................................................   28

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30,       March 31,
(In thousands)                                                                 1999           1999
----------------------------------------------------------------------     -------    -------------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                     $ 219,842      $ 192,755
     Trade accounts receivable                                                60,447         76,386
     Inventories                                                               6,357          6,377
     Deferred income taxes                                                    28,190         28,155
     Other                                                                    10,900         12,790
                                                                           ---------      ---------
       Total current assets                                                  325,736        316,463
Long-term investments                                                             --          4,270
Restricted investments                                                        73,288         71,405
Equipment and leasehold improvements, net                                     53,829         52,887
Purchased product rights and capitalized software, net                        34,296         36,209
Goodwill, net                                                                 68,989         75,224
Other                                                                          9,490          7,018
                                                                           ---------      ---------
                                                                           $ 565,628      $ 563,476
                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $  39,785      $  45,862
     Accrued compensation and benefits                                        21,212         20,788
     Deferred revenue                                                         69,132         55,965
     Other accrued expenses                                                   58,822         75,954
     Income taxes payable                                                     15,485         18,339
                                                                           ---------      ---------
       Total current liabilities                                             204,436        216,908
Long-term obligations                                                          1,091          1,455

Commitments and contingencies
Stockholders' equity:

     Preferred stock (authorized: 1,000; issued and outstanding: none)            --             --
     Common stock (authorized: 100,000; issued and outstanding: 56,515
       and 56,872 shares)                                                        565            569
     Capital in excess of par value                                          316,099        315,698
     Notes receivable from stockholders                                          (24)          (144)
     Unearned compensation                                                    (1,164)            --
     Retained earnings                                                        63,683         48,100
     Accumulated other comprehensive loss                                    (19,058)       (19,110)
                                                                           ---------      ---------
       Total stockholders' equity                                            360,101        345,113
                                                                           ---------      ---------
                                                                           $ 565,628      $ 563,476
                                                                           =========      =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months Ended
                                                                            June 30,
                                                           ------------------------
(In thousands, except per share data; unaudited)                1999           1998
---------------------------------------------------        ---------      ---------
Net revenues                                               $ 175,138      $ 137,770
Cost of revenues                                              30,623         20,283
                                                           ---------      ---------
     Gross margin                                            144,515        117,487
Operating expenses:
     Research and development                                 27,572         24,979
     Sales and marketing                                      73,523         69,841
     General and administrative                                8,786          9,132
     Amortization of goodwill and other intangibles            4,115            277
     Restructuring and other expenses                          2,773             --
     Acquired in-process research and development                 --         14,148
     Litigation judgment                                          --          5,825
                                                           ---------      ---------
     Total operating expenses                                116,769        124,202
                                                           ---------      ---------
Operating income (loss)                                       27,746         (6,715)
     Interest income                                           2,247          4,489
     Interest expense                                            (27)          (331)
     Income, net of expense, from sale of technologies
        and product lines                                      4,890         15,321
     Other income, net                                           608          2,602
                                                           ---------      ---------
Income before income taxes                                    35,464         15,366
Provision for income taxes                                    11,737          7,751
                                                           ---------      ---------
Net income                                                 $  23,727      $   7,615
                                                           =========      =========
Net income per share - basic                               $    0.42      $    0.13
                                                           =========      =========
Net income per share - diluted                             $    0.41      $    0.13
                                                           =========      =========
Shares used to compute net income per share - basic           56,360         57,422
                                                           =========      =========
Shares used to compute net income per share - diluted         58,284         60,160
                                                           =========      =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                        Three Months Ended
                                                                                                  June 30,
                                                                                  ------------------------
(In thousands; unaudited)                                                              1999           1998
-----------------------------------------------------------------------------     ---------      ---------
Operating Activities:
   Net income                                                                     $  23,727      $   7,615
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and
       leasehold improvements                                                         5,735          6,433
     Amortization and write-off of capitalized software costs                         2,313            643
     Amortization of goodwill                                                         3,935            275
     Write-off of acquired in-process research and development                           --         14,148
     Deferred income taxes                                                              227         (1,693)
     Net change in assets and liabilities, excluding effects of acquisitions:
       Trade accounts receivable                                                     14,068          3,570
       Inventories                                                                      (84)          (385)
       Other current assets                                                           1,725          4,175
       Other assets                                                                  (1,493)            13
       Accounts payable                                                              (5,472)         1,047
       Accrued compensation and benefits                                                562         (2,467)
       Other accrued expenses and deferred revenue                                   13,402          4,611
       Income taxes payable                                                          (2,357)        (6,104)
                                                                                  ---------      ---------
Net cash provided by operating activities                                            56,288         31,881
                                                                                  ---------      ---------

Investing Activities:
   Capital expenditures                                                              (7,149)        (7,206)
   Purchased intangibles                                                               (400)          (376)
   Purchase of IBM's anit-virus business                                                 --         (8,000)
   Purchase of Binary Research Limited's operations                                      --        (27,500)
   Cash paid to Quarterdeck shareholders                                            (16,394)            --
   Purchases of marketable securities                                               (20,000)       (84,225)
   Proceeds from sales of marketable securities                                      39,598         79,942
   Purchases of long-term, restricted investments                                    (1,883)        (3,816)
   Proceeds from sales of long-term investments                                       4,270             --
                                                                                  ---------      ---------
Net cash used in investing activities                                                (1,958)       (51,181)
                                                                                  ---------      ---------
Financing Activities:
   Principal payments on long-term obligations                                         (364)            --
   Repurchase of common stock                                                       (18,724)            --
   Net proceeds from sales of common stock and other                                  9,814          9,821
                                                                                  ---------      ---------
Net cash (used in) provided by financing activities                                  (9,274)         9,821
                                                                                  ---------      ---------
Effect of exchange rate fluctuations on cash and cash equivalents                       592         (4,464)
                                                                                  ---------      ---------
Increase (decrease) in cash and cash equivalents                                     45,648        (13,943)
Beginning cash and cash equivalents                                                 153,873        139,013
                                                                                  ---------      ---------
Ending cash and cash equivalents                                                  $ 199,521      $ 125,070
                                                                                  =========      =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of June 30, 1999, and for the three months ended June 30, 1999 and 1998, are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format. For the June 1998 quarter, certain amounts have been restated and reclassified as a result of a comment letter received by the Company from the Securities and Exchange Commission, as mentioned in the Company's Form 10-K for the year ended March 31, 1999.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 1999, March 31, 1999 and June 30, 1998 reflect amounts as of and for the periods ended July 2, 1999, April 2, 1999 and July 3, 1998, respectively. The June 30, 1999 and 1998 quarters comprised 13 weeks of activity.

During the June 1998 quarter, the Company acquired certain assets of International Business Machines (IBM) and Binary Research Limited (Binary) (See
Note 8 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.) The results of operations from the acquired IBM assets and of Binary have been included in Symantec's results of operations from their respective dates of acquisitions.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2.  BALANCE SHEET INFORMATION

                                                                      June 30,       March 31,
(In thousands)                                                            1999            1999
----------------------------------------------------------           ---------       ---------
                                                                   (unaudited)
Cash, cash equivalents and short-term investments:
   Cash                                                              $  65,229       $  41,031
   Cash equivalents                                                    134,292         112,842
   Short-term investments                                               20,321          38,882
                                                                     ---------       ---------
                                                                     $ 219,842       $ 192,755
                                                                     =========       =========
Trade accounts receivable:
   Receivables                                                       $  65,154       $  81,332
   Less: allowance for doubtful accounts                                (4,707)         (4,946)
                                                                     ---------       ---------
                                                                     $  60,447       $  76,386
                                                                     =========       =========
Inventories:
   Raw materials                                                     $   2,653       $   1,887
   Finished goods                                                        3,704           4,490
                                                                     ---------       ---------
                                                                     $   6,357       $   6,377
                                                                     =========       =========
Equipment and leasehold improvements, net:
   Computer hardware and software                                    $ 139,565       $ 134,745
   Office furniture and equipment                                       34,386          33,705
   Leasehold improvements                                               23,107          22,516
                                                                     ---------       ---------
                                                                       197,058         190,966
   Less: accumulated depreciation and amortization                    (143,229)       (138,079)
                                                                     ---------       ---------
                                                                     $  53,829       $  52,887
                                                                     =========       =========
Purchased product rights and capitalized software, net:
   Purchased product rights and technologies                         $  47,583       $  47,181
   Capitalized software development costs                                2,393           2,377
   Less: accumulated amortization of purchased product rights          (13,377)        (11,112)
   Less: accumulated amortization of capitalized software costs         (2,303)         (2,237)
                                                                     ---------       ---------
                                                                     $  34,296       $  36,209
                                                                     =========       =========
Goodwill, net:
   Goodwill                                                          $  79,100       $  81,400
   Less: accumulated amortization                                      (10,111)         (6,176)
                                                                     ---------       ---------
                                                                     $  68,989       $  75,224
                                                                     =========       =========
Accumulated other comprehensive loss:
   Unrealized loss on available-for-sale investments                 $    (134)      $    (304)
   Cumulative translation adjustment                                   (18,924)        (18,806)
                                                                     ---------       ---------
                                                                     $ (19,058)      $ (19,110)
                                                                     =========       =========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 3.  NET INCOME PER SHARE

The components of net income per share are as follows:

                                                              Three Months Ended
                                                                        June 30,
                                                          ----------------------
(In thousands, except per share data;  unaudited)            1999           1998
-------------------------------------------------         -------        -------
BASIC NET INCOME PER SHARE
Net income                                                $23,727        $ 7,615
                                                          =======        =======
Weighted average number of common
     shares outstanding during the period                  56,360         57,422
                                                          =======        =======
Basic net income per share                                $  0.42        $  0.13
                                                          =======        =======

DILUTED NET INCOME PER SHARE
Net income                                                $23,727        $ 7,615
                                                          =======        =======
Weighted average number of common
     shares outstanding during the period                  56,360         57,422
Shares issuable from assumed exercise
     of options                                             1,924          2,738
                                                          -------        -------
Total shares for purpose of calculating
     diluted net income per share                          58,284         60,160
                                                          =======        =======
Diluted net income per share                              $  0.41        $  0.13
                                                          =======        =======

For the three months ended June 30, 1999, there were no convertible subordinated debentures outstanding. For the three months ended June 30, 1998, 1,190,000 shares of convertible subordinated debentures and $169,000 of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

NOTE 4.  COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                                                      Three Months Ended
                                                                                                June 30,
                                                                                 ----------------------
(In thousands;  unaudited)                                                           1999          1998
----------------------------------------------------------------------------     --------       -------
Net income                                                                       $ 23,727       $  7,615
Other comprehensive income (loss):
     Unrealized gain on available-for-sale investments,
       net of a tax provision of $72 and $60                                          152            128
     Reclassification adjustment for losses (gains) included in net income,
       net of a tax (benefit) provision of ($8) and $84                                18           (177)
     Cumulative translation adjustment (CTA),
       net of a tax benefit of $56 and $650                                          (118)        (3,948)
                                                                                 --------       --------
Total other comprehensive income (loss)                                                52         (3,997)
                                                                                 --------       --------
Comprehensive income                                                             $ 23,779       $  3,618
                                                                                 ========       ========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 5.  RESTRICTED STOCK

In May 1999, the Company issued 100,000 shares of restricted common stock to its new CEO. Unearned compensation equivalent to the market value of the common stock on the date of grant was charged to stockholders' equity and will subsequently be amortized over 2 years, the vesting period of the restricted common stock. For the three months ended June 30, 1999, the Company recorded approximately $135,000 of expense, relating to the restricted common stock.

NOTE 6.  LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the stock price and then sold stock based on inside information that sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 13, 1997, following Symantec's demurrers directed to previous complaints. On January 7, 1997, the same plaintiffs filed a complaint in the United States District Court, Northern District of California, based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. The district court dismissed that complaint and plaintiffs served an amended complaint in April 1998. Symantec's motion to dismiss the new federal complaint was granted in part, substantially narrowing the complaint. In July 1999, the parties reached an agreement in principle to conclude this case on terms that would have no material financial impact on the Company. The parties expect to finalize the agreement and submit it to the Court for preliminary approval in August 1999. As of June 30, 1999, the Company believes it has adequately accrued for the settlement and related legal costs.

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. (Network Associates), in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec had demonstrated a likelihood of success on the merits of certain copyright claims and issued a preliminary injunction (i) prohibiting Network Associates from infringing Symantec's rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has Symantec code, (ii) requiring Network Associates to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code and (iii) requiring Network Associates to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery process. On April 1, 1998, Symantec amended its complaint to add claims for misappropriation of trade secrets, RICO (Racketeer Influenced and Corrupt Organizations Act) and related claims based on additional evidence uncovered in the litigation. Following motions by Network Associates, the court dismissed Symantec's unfair competition and trade secret claims regarding the copyrighted code and its RICO and interference claims. On October 22, 1998, the court consolidated this case with the case against Network Associates and the case brought by CyberMedia, both of which are described below.

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

On September 15, 1997, Hilgraeve Corporation (Hilgraeve) filed a lawsuit in the United States District Court, Eastern District of Michigan, against Symantec, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit requests damages, injunctive relief and costs and attorney fees. Symantec

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


believes this claim has no merit and intends to defend the action vigorously.

On February 4, 1998, CyberMedia, Inc. (CyberMedia), which in September 1998 was acquired by Network Associates, filed a lawsuit in the United States District Court, Northern District of California, against Symantec, ZebraSoft Inc. and others, alleging that Symantec's Norton Uninstall Deluxe infringes CyberMedia's copyright and asserting related state law claims. The suit requests damages, injunctive relief, costs and attorneys fees. In May 1998, CyberMedia filed a motion seeking a preliminary injunction prohibiting sale or development of the challenged code, which preliminary injunction was granted with respect to Symantec's domestic activities in September 1998. Subsequently, Symantec ceased selling the Norton Uninstall Deluxe product. Symantec intends to defend the action vigorously.

On February 19, 1998, a class action complaint was filed by the Milberg, Weiss, Bershad, Hynes & Lerach law firm in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998, by an Oregon law firm. Those actions were consolidated and a consolidated amended complaint was filed in late October 1998. The complaint originally purported to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus to function properly after the year 2000; all but the unfair business practice claims have been dismissed following Symantec's demurrer. The complaint seeks unspecified damages and injunctive relief. Symantec believes that these actions have no merit and intends to defend itself vigorously.

In July 1998, the Ontario Court of Justice (General Division) ruled that Symantec should pay a total of approximately $6.8 million for damages and legal costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. Symantec inherited the case through its 1995 acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Symantec has appealed the decision. Symantec recorded a charge of $5.8 million in June 1998, representing the unaccrued portion of the judgment plus costs. As of June 30, 1999, the Company believes that it has adequately accrued for both the settlement and all legal costs.

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

On July 30, 1998, a class action complaint was filed against Quarterdeck in the Supreme Court of the State of New York, County of New York, on behalf of a purported class of purchasers of Procomm Plus version 4.0 for Windows product (Product). The complaint purported to assert claims for breach of warranty and violation of New York's Consumer Protection From Deceptive Acts and Practices Act arising from the Product's inability to process dates containing the year 2000. The complaint was dismissed and the court entered judgment in Quarterdeck's favor in April 1999. The plaintiff has appealed the Court's decision.

Over the past few years, it has become common for software companies, including Symantec, to receive claims of

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



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

NOTE 7.  STOCK REPURCHASE

On March 22, 1999, the Board of Directors (the "Board") of Symantec authorized the repurchase of up to $75 million of Symantec's outstanding common stock. As of June 30, 1999, the Company has repurchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million.

NOTE 8.  ACQUISITIONS

Effective May 18, 1998, the Company entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, the Company assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights acquired from IBM, the Company agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received from the distribution of immune-enabled Symantec products and immune services provided by the Company using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. In addition, the Company entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. As of June 30, 1999, Symantec paid IBM $8 million in cash with the remaining $8 million payable in two equal installments in August 1999 and November 1999. In addition, the Company assumed liabilities of $3 million and incurred additional expenses of approximately $1 million as part of the transaction. Under the transaction, the Company recorded approximately $7 million for in-process research and development, $12 million for goodwill and $1 million for certain prepaid research and development and other assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. The assumptions and projections used for this valuation have not changed during the June 1999 quarter. Goodwill will be amortized over 5 years. For the quarters ended June 30, 1999 and 1998, the Company incurred approximately $0.6 million and $0.2 million, respectively, of amortization expense related to these assets.

On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased the operations of Binary, an Auckland, New Zealand based company, for $27.8 million plus $0.7 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec originally recorded approximately $7.1 million for acquired in-process research and development $16.9 million for capitalized software technology, with the remaining $3.8 million of the purchase price allocated to goodwill, net tangible and intangible assets. During the June 1999 quarter, the Company reduced its purchase price allocated to goodwill by $2.3 million. All other assumptions and projections made have not changed during the June 1999 quarter. The capitalized software, goodwill and intangibles are being amortized over a 4-year period. For the quarters ended June 30, 1999 and 1998,

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


the Company incurred approximately $1.1 million and $0.3 million, respectively, of amortization expense related to these assets.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. SFAS 133 will be effective for Symantec at the beginning of the June 2001 quarter for both annual and interim reporting periods. Symantec is evaluating the potential impact of this accounting pronouncement on its required disclosures and accounting practices.

NOTE 10.  SEGMENT INFORMATION

Symantec markets its products in North America and international countries primarily through retail and distribution channels. Symantec's reportable segments are significant strategic business units that offer different products and services, distinguished by customer needs. The Company has four reportable segments: Remote Productivity Solutions, Security and Assistance, Internet Tools and Corporate Sunset. There are no intersegment sales. Symantec's Chief Executive Officer and his staff evaluate performance based on profit or loss from operations before income taxes, not including nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. Non-segment items include all general and administrative expenses and charges that are one-time in nature, such as acquired in-process research and development, judgment settlements and restructuring and other expenses, and are not allocated to the business units. Assets and liabilities are not discretely reviewed by segment and have not significantly changed since the Company's previously filed Form 10-K for the year ended March 31, 1999.

On June 10, 1999, the Company announced that it intends to establish the Internet Tools Business Unit as a separate company. The transition is in early stages and details will be determined over the next three to nine months.

The following table summarizes each segment's net revenues from external customers and operating income (loss):

                           Remote         Security                     Non-
                           Productivity   and           Internet       Corporate      Total         Segment        Total
(In Thousands)             Solutions      Assistance    Tools          Sunset         Segments      Items          Company
                           --------------------------------------------------------------------------------------------------
For the three months
   ended June 30, 1999:

Net revenues from
   external customers       $  56,181     $ 114,965     $   3,755      $     237      $ 175,138     $      --      $ 175,138

Operating income (loss)        14,562        37,175        (3,797)        (2,585)        45,355       (17,609)        27,746

For the three months
   Ended June 30, 1998:

Net revenues from
   external customers          55,475        71,382        10,691            222        137,770            --        137,770

Operating income (loss)        16,295        10,598         1,780         (4,394)        24,279       (30,994)        (6,715)

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



GEOGRAPHICAL INFORMATION

                                                     Three months ended June 30,
                                                     ---------------------------
(In thousands)                                             1999             1998
                                                       --------         --------
Net revenues from external customers:
     United States                                     $ 99,769         $ 86,162
     Other foreign countries                             75,369           51,608
                                                       --------         --------
                                                       $175,138         $137,770
                                                       ========         ========

NOTE 11.  SUBSEQUENT EVENT

On July 20, 1999, the Company acquired URLabs, based in Hampton, Va., a technology leader in the development of Internet access control and email scanning solutions. The acquisition will be accounted for as a purchase. In July, the Company paid $41.5 million for 100% of the outstanding stock of URLabs. It is likely that the Company will pay additional amounts associated with this acquisition.

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

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES. We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. The recent trend toward server-based applications in networks and applications distributed over the Internet could have a material adverse affect on sales of our products. Future technology or market changes may cause certain of our products to become obsolete more quickly than expected.

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

Inclusions of features which directly compete with our products by Microsoft in new versions of Windows, such as Windows 2000 and Windows 98 Second Edition, may decrease the demand for certain of our products, including those currently under development and products specifically intended for Windows 2000.

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

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. As consolidation in the software industry continues fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, some of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. We have completed a number of acquisitions and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR SALES OF OUR PRODUCTS. Price competition is often intense in the microcomputer software market, especially for utility and anti-virus products. Many of our competitors have significantly reduced the price of utility and anti-virus products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

THE TRANSITION TO INTEGRATED SUITES OF UTILITIES MAY RESULT IN REDUCED REVENUES. Symantec and our competitors now provide integrated suites of utility products. The price of integrated utility suites is significantly less than the aggregate price of stand-alone products that are included in these utility suites when sold separately. As a result of the shift to integrated utility suites, price competition is intense and we have experienced cannibalization of our stand-alone products that are included within the suite. As a result, there may be a negative impact on our revenues and operating income from selling integrated utility suites rather than individual products, as the lower price of integrated utility suites may not be offset by increases in the total volume of utility suites sold. Additionally, our products may not compete effectively with competitors' products or integrated utility suites introduced in the future.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. While our diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred and may occur in the future. Fluctuations may be caused by a number of factors, including:

     - the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

     - the introduction of competitive products by existing or new competitors;

     -    reduced demand for any given product;

     - seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

     -    the market's transition between operating systems.

A significant proportion of our revenues are generated during the last month of the quarter. Most resellers tend to make a majority of their purchases at the end of the fiscal quarter. In addition, many corporate customers negotiate site licenses near the end of each quarter. In part, this is because these two groups are able, or believe that they are able, to negotiate lower prices and more favorable terms. Our reliance on a large proportion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of the quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

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

WE DEPEND ON DISTRIBUTION BY VALUE ADDED RESELLERS AND INDEPENDENT SOFTWARE VENDORS FOR A SIGNIFICANT PORTION OF OUR REVENUES. We distribute some of our products through value added resellers and independent software vendors under arrangements through which our products are included with these resellers' and vendors' hardware and software products prior to sale by them through retail channels. If we are unsuccessful in maintaining our current relationships and securing license agreements with additional value added resellers and independent software vendors,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


or if these resellers and vendors are unsuccessful in selling their products, our future net revenues and operating results may be adversely affected.

WE MAY EXPERIENCE DIFFICULTY INTEGRATING ACQUISITIONS. We have completed a number of acquisitions including four acquisitions in fiscal 1999 and may acquire other companies and technology in the future. We may encounter difficulties in integrating the operations and employees of and realizing certain economies of scale from, past and future acquisitions. In addition, we may need to secure financing to pay for future acquisitions. Acquisition financing may not be available on favorable terms or at all. We typically incur significant expenses in connection with our acquisitions. Future acquisitions may have a significant adverse impact on our future profitability and financial resources.

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. We transact a significant portion of our revenues, manufacturing costs and operating expenses outside of the United States, often in foreign currencies. As a result, our operating results may be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country's political and economic structure.

INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. Technical support costs comprise a significant portion of our operating costs and expenses, as with many companies in the software industry. Over the short term, we may be unable to respond to fluctuations in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors.

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

These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

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

WE ARE INVOLVED IN LITIGATION WHICH COULD, AND ANY FUTURE LITIGATION MAY, AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are involved in a number of judicial and administrative proceedings incidental to our business. For a discussion of our current litigation, see Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q. We intend to defend and/or pursue all of these lawsuits vigorously. We may suffer an unfavorable outcome in one or more of the cases. We do not expect the final resolution of these lawsuits to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

Year 2000 - Product Liability Litigation

We believe the software products that we currently develop and actively market are Year 2000 compliant for significantly all functionality. However, these products could contain errors or defects related to the Year 2000. In addition, earlier versions of our products, those that are not the most currently released or are not currently being developed, may not be Year 2000 compliant. We have sold some of our older products, which are not being actively developed and updated. These older products are also not necessarily Year 2000 compliant and are no longer sold by us.

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

THE CONVERSION OF THE EUROPEAN CURRENCIES TO THE EURO MAY IMPACT OUR FOREIGN EXCHANGE HEDGING PROGRAM. On January 1, 1999, the euro became the common currency of 11 of the 15 member countries of the European Union. The national currencies of these 11 countries will coexist with the euro at fixed exchange rates through December 31, 2001. Euro denominated bills and coins will be introduced on January 1, 2002 and, by July 1, 2002, the national currencies will no longer be legal tender. We expect that the euro will dictate changes in our foreign

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


exchange hedging program. These changes may lead to increased fluctuations in foreign currency hedging results. Based on current information, we do not believe that the euro will have a material adverse impact on our operations or financial condition.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION. While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site from time to time. A hacker who penetrates our network or web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and hackers.

WE MAY EXPERIENCE REDUCED DEMAND FOR OUR PRODUCTS DUE TO CHANGES IN CUSTOMER BEHAVIOR RESULTING FROM YEAR 2000 PREPARATION. With the emerging requirements on Year 2000 compliance and functionality, many enterprise customers may use their Information Technology budgets in 1999 to focus on Year 2000 issues. In addition, our customer's Information Technology organizations may be unwilling to deploy new software until after the Year 2000 in order to reduce the complexity of any changes in their systems required by any actual Year 2000 failures. Either of these factors could reduce sales of our products and could have an adverse affect on revenues. In addition, we may experience significantly reduced revenues from our Norton 2000 product sales as demand may significantly decline and could adversely affect our future operating results.

WE MAY EXPERIENCE DISRUPTION OF OUR INTERNAL SYSTEMS AS A RESULT OF THE YEAR 2000. We have completed a major evaluation of our internal applications, systems and databases. We are modifying or replacing portions of our hardware and associated software to enable our operational systems and networks to function properly with respect to dates leading up to January 1, 2000, and thereafter. We continue to evaluate interfaces between our systems and third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. In addition, the systems of other companies with which we do business may not address Year 2000 problems on a timely basis. We expect the process of evaluating third-party Year 2000 compliance to be an ongoing process. We are evaluating Year 2000 exposures of our key suppliers, as well as our buildings and related facilities. We expect that the costs to complete the Year 2000 project to be approximately $2 million and will be expensed as incurred.

Our Year 2000 Project is divided into several phases:

     Assessment - where the vulnerability of the hardware, software, process or service element is identified

     Planning - where corrective action is determined for each vulnerable element

     Remediation and Unit Test - where the corrective action is taken and initial testing is performed

     Limited System Test - where related elements are tested together, using dates in the vulnerable range and any necessary follow-up remediation is completed

We track the progress of the Year 2000 on a sub-project level. The following table is a summary of the completion status and currently expected completion dates of each phase for each sub-project. The expected completion dates are subject to the risks and uncertainties of locating and correcting errors in complex computer systems. The actual dates on which we complete each phase may vary significantly. Our principal software vendor will be providing delayed Year 2000 patches throughout 1999. These patches need to be tested before installing them into our environment. In order to optimize the usage of our special test environment and people resources, we have conservatively extended our Limited Systems Test phase. Again, we realized that some of our primary hardware vendors would continue to supply delayed Year 2000 fixes through 1999 and therefore we will need to prepare accordingly. Building and related facilities dates were modified to address the resources involved in the physical move of our World Headquarters in the latter half of 1999. We believe that these conservative date modifications

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


will not impair our ability to remain in business before, throughout and beyond the transition into the new millennium. Periodic updates regarding the Year 2000 status are provided to both the Executive Staff and Board of Directors.


SUB-PROJECT                             PHASE AND STATUS OR DUE DATE
-------------------------------------------------------------------------------------------------
                                                                                     Limited
                                        Assessment       Planning      Remediation   System Test
                                        ---------------------------------------------------------
Business Systems                        Complete          Complete     Complete      Jul-Dec 1999
Networks, Servers & Communications
         Americas                       Complete          Complete     Complete      Jul-Dec 1999
         EMEA                           Complete          Complete     Sep 1999      Oct-Dec 1999
         Japan & Asia/Pacific           Complete          Complete     Sep 1999      Oct-Dec 1999
Desktop and Mobile Computers            Complete          Complete     Sep 1999      Jul-Dec 1999
Buildings and Related Facilities        Complete          Sep 1999     Dec 1999      Jul-Dec 1999
Suppliers and Outside Services          Complete          Aug 1999     Oct 1999      Oct-Dec 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


OVERVIEW

Symantec is a world leader in utility software for business and personal computing. Our products and solutions make users productive and keep their computers safe and reliable, anywhere and anytime. Founded in 1982, we have offices in 26 countries around the world. Symantec has a 52/53-week fiscal accounting year. The June 30, 1999 and 1998 quarters closed on July 2, 1999 and July 3, 1998, respectively and each comprised 13 weeks of revenue and expense activity.

RESULTS OF OPERATIONS

During the June 1998 quarter, we acquired International Business Machine's (IBM) anti-virus business and Binary Research Limited's (Binary) operations (See Note 8 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.) The results of operations from the acquired IBM assets and of Binary have been included in our results of operations from their respective dates of acquisitions.

The following table sets forth each item from our consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

                                                      Three Months      Percent
                                                             Ended       Change
                                                          June 30,    in Dollar
                                                   1999       1998      Amounts
                                                   ----       ----    ---------
(Unaudited)
Net revenues                                        100%       100%         27%
Cost of revenues                                     17         15          51
                                                   ----        ---
       Gross margin                                  83         85          23

Operating expenses:
     Research and development                        16         18          10
     Sales and marketing                             42         51           5
     General and administrative                       5          7          (4)
     Amortization of goodwill and other
       Intangibles                                    2         --           *
     Restructuring and other expenses                 2         --           *
     Acquired in-process research and
       development                                   --         10        (100)
     Litigation judgment                             --          4        (100)
                                                   ----        ---
       Total operating expenses                      67         90          (6)
                                                   ----        ---
Operating income (loss)                              16         (5)          *
Interest income                                       2          4         (50)
Interest expense                                     --         --           *
Income, net of expense, from sale of
     technologies and product lines                   3         11         (68)
Other income (expense), net                          --          2         (77)
                                                   ----        ---
Income before income taxes                           21         12         131
Provision for income taxes                            7          6          51
                                                   ----        ---
Net income (loss)                                    14%         6%        212
                                                   ====        ===

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET REVENUES

Net revenues increased 27% from approximately $138 million in the June 1998 quarter to $175 million in the June 1999 quarter. Revenue growth in the June 1999 quarter compared to the June 1998 quarter was attributable to our Security and Assistance and Remote Productivity Solutions business units, partially offset by a decline in our Internet Tools business unit's revenues. The increase in the Security and Assistance and Remote Productivity Solutions business unit revenue was due to strong retail and corporate growth. The lower Internet Tools business unit revenue is due primarily to one large contract in June 1998.

BUSINESS UNITS

The Security and Assistance business unit is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 66% and 52% of net revenues in the quarters ended June 30, 1999 and 1998, respectively. Increased net revenues for the business unit in the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998, was primarily related to outbreaks of significant viruses, resulting in an increase in Norton AntiVirus and Norton SystemWorks sales. In addition, the Ghost product (disk-cloning technology), acquired as part of the Binary agreement in fiscal 1999, and Norton 2000 have shown significant growth.

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere and anytime. The Remote Productivity Solutions business unit comprised approximately 32% and 40% of net revenues for the quarters ended June 30, 1999 and 1998, respectively. Although revenues decreased as a percentage of total revenues, absolute dollar revenue for this business unit increased slightly from strong sales of pcANYWHERE.

Internet Tools, which primarily are products providing an easy to use Java development environment, comprised approximately 2% and 8% of net revenues in the quarters ended June 30, 1999 and 1998, respectively. The business unit's net revenues are lower in the quarter ended June 30, 1999 over the quarter ended June 30, 1998, primarily due to a $6 million license contract with a single customer, which occurred in the June 1998 quarter.

INTERNATIONAL

Net revenues from international sales outside of North America were $68 million and $47 million and represented 39% and 35% of total net revenues in the quarters ended June 30, 1999 and 1998, respectively. The increase in net revenues was the result of sales growth in Europe, Middle East and Africa
(EMEA), Japan and the Asia-Pacific regions.

Foreign exchange rate fluctuations during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 did not materially affect quarterly revenue.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software and purchased product rights and technologies.

Gross margins decreased to 83% of net revenues in the June 1999 quarter from 85% in the June 1998 quarter. Factors contributing to the decrease in gross margin percentage includes a change in product mix and increased price competition. Gross margin was also adversely impacted by increased royalty expense from products sold with higher royalty rates than those sold in June 1998. In addition, technical support costs related to corporate sales increased as the mix of corporate sales increased. These increases in cost of sales were partially offset by decreases in obsolescence expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


During the June 1998 quarter, we capitalized approximately $17 million of software technology acquired as part of our acquisition of certain assets of Binary. Amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled $2.3 million and $0.7 million for the June 1999 and 1998 quarters, respectively. Prior to consideration of any fiscal 2000 acquisitions, we expect to expense approximately $2 million of capitalized software amortization per quarter, over the next 12 quarters to cost of revenues.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 10% to $28 million in the June 1999 quarter from $25 million in the June 1998 quarter primarily due to growth in salaries and third-party consulting fees related to localization and integration of new product releases.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 5% from $70 million in the June 1998 quarter to $74 million in the June 1999 quarter. The increase in sales and marketing expenses primarily relates to growth in salaries, wages and commissions.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses remained relatively flat and totaled approximately $9 million in both the June 1999 and 1998 quarters.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles increased approximately $3.8 million from $0.3 million in June 1998 to $4.1 million in the June 1999 quarter. The increase is due to capitalization of additional goodwill and other intangibles from the acquisitions we made during fiscal 1999. Prior to consideration of any fiscal 2000 acquisitions, we expect continued amortization of goodwill and other intangibles related to these acquisitions of approximately $4 million over the following 16 quarters. (See Note 8 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.)

RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses amounted to approximately $2.8 million for the quarter ended June 1999. Approximately $2.4 million of these charges is related to the departure of our former CEO.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

During the quarter ended June 1999, we incurred no acquired in-process research and development costs. Acquired in-process research and development expenses were approximately $14 million in the June 1998 quarter. In the June 1998 quarter, we recognized acquired in-process research and development expenses of $7.1 million in connection with the acquisitions of certain assets and technologies of IBM, and a similar amount in connection with the acquisition of the assets and technologies of Binary (See Note 8 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.) The assumptions and projections made in relation to the fiscal 1999 acquisitions have not changed.

LITIGATION JUDGMENT

Litigation judgment expenses totaled approximately $6 million in the June 1998 quarter. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by us when we purchased Delrina Corporation (See Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INTEREST INCOME AND INTEREST EXPENSE

Interest income was approximately $2 million and $4 million in the quarters ended June 30, 1999 and 1998, respectively. Interest income decreased 50% in the quarter ended June 30, 1999 over the quarter ended June 30, 1998, primarily due to lower average invested cash balances and losses on the sale of investments in the June 1999 quarter.

Interest expense was less than $0.1 million and approximately $0.3 million in the quarters ended June 30, 1999 and 1998, respectively. Interest expense decreased due to the conversion of our convertible subordinated debentures in February 1999, which were outstanding for the entire June 1998 quarter.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

Income, net of expense, from sale of technologies and product lines decreased from $15 million in June 1998 to $5 million in June 1999. This relates to royalties from our sale of certain software products, technologies and tangible assets to JetForm Corporation (JetForm) and the Hewlett-Packard Company (HP) during fiscal 1997. Payments from JetForm and HP were lower in the quarter ended June 30, 1999 over the quarter ended June 30, 1998 because the HP payments ended in the December 1998 quarter and the payment from JetForm has declined by approximately $6.5 million.

OTHER INCOME, NET

Other income was approximately $0.6 million and $2.6 million in the quarters ended June 30, 1999 and 1998, respectively. Other income decreased primarily due to foreign exchange gain realized as a result of the paydown of an intercompany loan and other foreign currency exchange gains (losses) from fluctuations in currency exchange rates in the June 1998 quarter.

INCOME TAX PROVISION

Excluding the impact of one-time charges, the effective tax rate on income before income taxes for the quarters ended June 1999 and 1998 was 32%. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on our Irish operations.

The tax provision for the quarter ended June 1999 consists of two items: a $12.2 million (or 32% effective tax rate) provision on income before income taxes and restructuring charges of $38.2 million, and a $0.5 million tax benefit on the $2.8 million restructuring charges. The benefit of the restructuring charges is less than the U.S. federal statutory tax rate due to uncertainty of the realization of a tax benefit from certain severance benefits. Similarly, the tax provision for the quarter ended June 1998 consists of a 32% tax rate applied to income from ongoing operations and a $1.7 million tax benefit on the $14.1 million charge for acquired in-process research and development. A valuation allowance was established for the portion of the deferred tax asset attributable to the acquired in-process research and development that is not expected to be realized within five years.

LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments and long-term investments increased $23 million to $220 million at June 30, 1999 from $197 million at March 31, 1999. This increase is largely due to cash provided from operating activities and net proceeds from the exercise of stock options under the Stock Option Plans and the sales of common stock under the Employee Stock Purchase Plan, offset by cash paid to the remaining Quarterdeck shareholders to complete the acquisition of Quarterdeck and for repurchases of the Company's common stock.

In addition to cash and short-term investments, we have $73 million of restricted investments related to collateral requirements under certain lease agreements. We are obligated under these lease agreements for two existing office buildings, one parcel of land and one office building under construction in Cupertino, California, to maintain a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

Net cash provided by operating activities was $56 million and was comprised of net income of $24 million, non-cash related expenses of $12 million and a net decrease in net assets and liabilities of $20 million.

Net trade accounts receivable decreased $16 million to $60 million at June 30, 1999 from $76 million at March 31, 1999, primarily due to improvements in collections in each of our international regions.

On March 22, 1999, the Board authorized the repurchase of up to $75 million of our outstanding common stock. As of June 30, 1999, we purchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million.

On June 9, 1998, the Board authorized the repurchase of up to 5% of our outstanding common stock before December 31, 1998. No shares were repurchased under this plan during the June 1998 quarter. We completed the repurchase as of October 30, 1998, repurchasing a total of 2.875 million shares at prices ranging from $13.10-$27.21 for an aggregate amount of approximately $56 million.

We recently renewed our $10 million line of credit which expires in May 2000. We were in compliance with the debt covenants for this line of credit as of June 30, 1999. As of June 30, 1999, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit is canceled or amounts are not available under the line, there would not be a material adverse impact on our financial results, liquidity or capital resources.

If we were to sustain significant losses, we could be required to reduce operating expenses, which could result in product delays, reassess acquisition opportunities, which could negatively impact our growth objectives and/or pursue further financing options. We believe existing cash and short-term investments and cash generated from operating activities will be sufficient to fund operations for the next year.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant exposure to changing interest rates because of the low levels of marketable securities with maturities more than 90 days on our balance sheet. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading purposes.

We conduct business in 31 international currencies through our worldwide operations. We have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, of one fiscal month duration to hedge various foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts to mitigate the risk of material foreign currency transaction gains and losses. We do not use forward contracts for trading purposes. At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate of the current forward contracts and the realized and unrealized gains and losses are recorded and included in net income as a component of other income, net.

We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

We believe there has been no significant change in our market risk exposures as what was previously disclosed in our Form 10-K for the year ended March 31, 1999.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes to Condensed Consolidated Financial Statements included herein on page 9 of this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

      3.01    The Registrant's Restated Certificate of Incorporation.
              (Incorporated by reference to Annex G filed with the Registrant's
              Joint Management Information Circular and Proxy Statement (No.
              000-17781) dated October 17, 1995.)

      3.02    The Registrant's Bylaws, as amended and restated effective August
              11, 1998. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report 8-K filed August 19, 1998.)

      27.1    Financial Data Schedule for the Three Months Ended June 30, 1999.

      27.2    Financial Data Schedule for the Three Months Ended June 30, 1999 (restated.)

(b)  Reports on Form 8-K None.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1999                   SYMANTEC CORPORATION

                                         By  /s/ John W. Thompson
                                            ------------------------------
                                             John W. Thompson
                                             Chairman, President and
                                             Chief Executive Officer

                                         By  /s/ Gregory Myers
                                            ------------------------------
                                             Gregory Myers
                                             Chief Financial Officer and
                                             Chief Accounting Officer

APPENDIX TO EXHIBITS

     Exhibits.  The following exhibits are filed as part of this Form 10-Q:

       3.01   The Registrant's Restated Certificate of Incorporation.
              (Incorporated by reference to Annex G filed with the Registrant's
              Joint Management Information Circular and Proxy Statement (No.
              000-17781) dated October 17, 1995.)

       3.02   The Registrant's Bylaws, as amended and restated effective August
              11, 1998. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report 8-K filed August 19, 1998.)

       27.1   Financial Data Schedule for the Three Months Ended June 30, 1999.

       27.2   Financial Data Schedule for the Three Months Ended June 30, 1998 (restated.)