Form 10-Q/A
period 1998-07-03
SYMANTEC CORP
filed 1999-09-01
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-Q/A

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

                              SYMANTEC CORPORATION

                                   FORM 10-Q/A
                       QUARTERLY PERIOD ENDED JULY 3, 1998
                                TABLE OF CONTENTS
                          PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----

Item 1. Financial Statements
        Consolidated Balance Sheets
           as of June 30, 1998 and March 31, 1998...............................   3

        Consolidated Statements of Operations
           for the three months ended June 30, 1998 and 1997....................   4

        Consolidated Statements of Cash Flow
           for the three months ended June 30, 1998 and 1997....................   5

        Notes to Consolidated Financial Statements..............................   6

Item 2. Management's Discussion and Analysis of Financial

           Condition and Results of Operations..................................  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  27

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................  28

Item 6. Exhibits and Reports on Form 8-K........................................  28

Signatures......................................................................  29

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS                                                        RESTATED           March 31,
(In thousands)                                                                 June 30,1998                1998
-----------------------------------------------------------------------        ------------        ------------
ASSETS                                                                          (unaudited)

Current assets:

    Cash and short-term investments                                            $    211,742        $    225,883
    Trade accounts receivable                                                        62,072              65,158
    Inventories                                                                       3,586               3,175
    Deferred income taxes                                                            21,324              19,677
    Other                                                                            11,682              14,646
                                                                               ------------        ------------
      Total current assets                                                          310,406             328,539
Long-term investments                                                                38,739              34,258
Restricted investments                                                               63,186              59,370
Equipment and leasehold improvements                                                 50,721              50,030
Capitalized software                                                                 17,901               1,470
Goodwill                                                                             15,325                --
Other                                                                                 2,842               2,793
                                                                               ------------        ------------
                                                                               $    499,120        $    476,460
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                                           $     35,227        $     34,171
    Accrued compensation and benefits                                                18,819              21,332
    Other accrued expenses                                                           73,368              64,532
    Income taxes payable                                                             18,427              24,634
    Current portion of convertible subordinated debentures                            8,333               8,333
                                                                               ------------        ------------
      Total current liabilities                                                     154,174             153,002
Convertible subordinated debentures and other                                         5,951               5,951
Long-term obligations                                                                 8,000                --
                                                                               ------------        ------------
      Total long-term liabilities                                                    13,951               5,951
Commitments and contingencies
Stockholders' equity:

    Preferred stock (authorized: 1,000; issued and outstanding: none)                  --                  --
    Common stock (authorized: 100,000; issued and outstanding: 57,864
      and 57,109 shares)                                                                579                 571
    Capital in excess of par value                                                  320,811             310,949
    Notes receivable from stockholders                                                 (144)               (144)
    Retained earnings                                                                26,305              18,690
    Accumulated other comprehensive loss                                            (16,556)            (12,559)
                                                                               ------------        ------------
      Total stockholders' equity                                                    330,995             317,507
                                                                               ------------        ------------

                                                                               $    499,120        $    476,460
                                                                               ============        ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       RESTATED
                                                               --------------------------------
                                                                             Three Months Ended
                                                                                       June 30,
                                                               --------------------------------
(In thousands, except per share data; unaudited)                       1998                1997
------------------------------------------------               ------------        ------------
Net revenues                                                   $    137,770        $    123,059
Cost of revenues                                                     20,283              20,920
                                                               ------------        ------------
    Gross margin                                                    117,487             102,139
Operating expenses:
    Research and development                                         24,979              21,581
    Sales and marketing                                              69,841              61,655
    General and administrative                                        9,132               9,034
    Intangible amortization from acquisitions                           277                --
    Acquired in-process research and development                     14,148                --
    Litigation judgment                                               5,825                --
                                                               ------------        ------------

    Total operating expenses                                        124,202              92,270
                                                               ------------        ------------
Operating (loss) income                                              (6,715)              9,869

    Interest income                                                   4,489               2,907
    Interest expense                                                   (331)               (257)
    Income, net of expense, from sale of technologies
      and product lines                                              15,321              11,957
    Other income (expense), net                                       2,602                (404)
                                                               ------------        ------------
Income before income taxes                                           15,366              24,072
    Provision for income taxes                                        7,751               5,537
                                                               ------------        ------------
Net income                                                     $      7,615        $     18,535
                                                               ============        ============

Net income per share - basic                                   $       0.13        $       0.33
                                                               ============        ============
Net income per share - diluted                                 $       0.13        $       0.32
                                                               ============        ============

Shares used to compute net income per share - basic                  57,422              55,458
                                                               ============        ============
Shares used to compute net income per share - diluted                60,160              58,375
                                                               ============        ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                         Three Months Ended
                                                                                                   June 30,
                                                                           --------------------------------
                                                                               RESTATED
                                                                           ------------
(In thousands; unaudited)                                                          1998                1997
---------------------------------------------------------------------      ------------        ------------

Operating Activities:

  Net income                                                               $      7,615        $     18,535
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements                                                      6,427               6,057
    Amortization and write-off of capitalized software costs                        643                 316
    Amortization of goodwill                                                        275                --
    Write-off of acquired in-process research and development                    14,148                --
    Write-off of equipment and leasehold improvements                                 6               1,069
    Deferred income taxes                                                        (1,693)                 41
    Net change in assets and liabilities, excluding effects of acquisitions:
      Trade accounts receivable                                                   3,570               6,788
      Inventories                                                                  (385)              1,139
      Other current assets                                                        4,175              (1,408)
      Capitalized software costs                                                   --                    (6)
      Other assets                                                                   13                (522)
      Accounts payable                                                            1,047                 561
      Accrued compensation and benefits                                          (2,467)              1,089
      Other accrued expenses                                                      4,611                 997
      Income taxes payable                                                       (6,104)              2,501
                                                                           ------------        ------------
Net cash provided by operating activities                                        31,881              37,157
                                                                           ------------        ------------

Investing Activities:

  Capital expenditures                                                           (7,206)             (6,996)
  Purchased intangibles                                                            (376)               (258)
  Purchase of IBM's anti-virus business                                          (8,000)               --
  Purchase of Binary Research Limited's operations                              (27,500)               --
  Purchases of marketable securities                                            (84,225)            (51,500)
  Proceeds from sales of marketable securities                                   79,942              40,264
  Purchases of long-term, restricted investments                                 (3,816)             (2,843)
                                                                           ------------        ------------

Net cash used in investing activities                                           (51,181)            (21,333)
                                                                           ------------        ------------

Financing Activities:

  Repurchase of common stock                                                       --                (8,373)
  Net proceeds from sales of common stock and other                               9,821               8,658
                                                                           ------------        ------------

Net cash provided by financing activities                                         9,821                 285
                                                                           ------------        ------------

Effect of exchange rate fluctuations on cash and cash equivalents                (4,464)               (155)
Increase (decrease) in cash and cash equivalents                                (13,943)             15,954
Beginning cash and cash equivalents                                             139,013              95,758
                                                                           ------------        ------------
Ending cash and cash equivalents                                           $    125,070        $    111,712
                                                                           ============        ============


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

During the June 1998 quarter, the Company acquired International Business Machine's ("IBM") anti-virus business and Binary Research Limited's ("Binary") operations (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.) The results of operations from the date of the acquisition of Binary have been included in Symantec's results of operations for the June 1998 quarter.

This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three-month period ended June 30, 1998 which was filed on August 11, 1998. Subsequent to the filing of that report, the Company received a comment letter from the Securities and Exchange Commission with respect to our Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. We re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarter ended June 30, 1998 are restated for the adjustments made to our acquisitions of Binary and IBM's anti-virus business. Also as a result of the comment letter, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from revenue to income, net of expense, from sale of technologies and product lines.

As a result of the restatement contained in this Form 10-Q/A, the Company is reporting net income for the three-months ended June 30, 1998 of $7.6 million or $0.13 per share, rather than a net loss of $5.3 million, or ($0.09) per share, which was reported in the Company's originally filed report on Form 10-Q.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2. BALANCE SHEET INFORMATION


                                                                           RESTATED
                                                                           June 30,           March 31,
(In thousands)                                                                 1998                1998
-------------------------------------------------------------------    ------------        ------------
                                                                        (unaudited)

Cash, cash equivalents and short-term investments:

  Cash                                                                 $     40,355        $     28,236
  Cash equivalents                                                           84,715             110,777
  Short-term investments                                                     86,672              86,870
                                                                       ------------        ------------
                                                                       $    211,742        $    225,883
                                                                       ============        ============
Trade accounts receivable:

  Receivables                                                          $     66,489        $     69,574
  Less: allowance for doubtful accounts                                      (4,417)             (4,416)
                                                                       ------------        ------------
                                                                       $     62,072        $     65,158
                                                                       ============        ============
Inventories:

  Raw materials                                                        $      1,654        $      1,091
  Finished goods                                                              1,932               2,084
                                                                       ------------        ------------
                                                                       $      3,586        $      3,175
                                                                       ============        ============
Equipment and leasehold improvements:

  Computer hardware and software                                       $    113,312        $    107,724
  Office furniture and equipment                                             30,114              29,407
  Leasehold improvements                                                     21,541              21,038
                                                                       ------------        ------------
                                                                            164,967             158,169

  Less: accumulated depreciation and amortization                          (114,246)           (108,139)
                                                                       ------------        ------------
                                                                       $     50,721        $     50,030
                                                                       ============        ============
Capitalized software:

  Purchased product rights and technologies                            $     18,432        $      1,358
  Capitalized software costs                                                  2,391               2,414
  Less: accumulated amortization of purchased product rights                 (1,017)               (563)
  Less: accumulated amortization of capitalized software costs               (1,905)             (1,739)
                                                                       ------------        ------------
                                                                       $     17,901        $      1,470
                                                                       ============        ============

Other accrued expenses:

  Deferred revenue                                                     $     27,800        $     25,537
  Marketing development funds                                                13,150              12,815
  Other                                                                      32,418              26,180
                                                                       ------------        ------------
                                                                       $     73,368        $     64,532
                                                                       ============        ============

Accumulated other comprehensive loss:

  Unrealized gain on available-for-sale investments                    $        108        $        157
  Cumulative translation adjustment                                         (16,664)            (12,716)
                                                                       ------------        ------------
                                                                       $    (16,556)       $    (12,559)
                                                                       ============        ============

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


                                                                     Three Months Ended
                                                                               June 30,
                                                          -----------------------------
                                                              RESTATED
                                                          ------------
(In thousands, except per share data; unaudited)                  1998             1997
------------------------------------------------          ------------     ------------

BASIC NET INCOME PER SHARE

Net income                                                $      7,615     $     18,535
                                                          ============     ============

Weighted average number of common
    shares outstanding during the period                        57,422           55,458
                                                          ============     ============

Basic net income per share                                $       0.13     $       0.33
                                                          ============     ============

DILUTED NET INCOME PER SHARE

Net income                                                $      7,615     $     18,535
Interest on convertible subordinated
    debentures, net of income tax effect                          --                177
                                                          ------------     ------------
Net income, as adjusted                                   $      7,615     $     18,712
                                                          ============     ============

Weighted average number of common
    shares outstanding during the period                        57,422           55,458
Shares issuable from assumed exercise
    of options                                                   2,738            1,667
Shares issuable from assumed conversion
    of convertible subordinated debentures                        --              1,250
                                                          ------------     ------------

Total shares for purpose of calculating
    diluted net income per share                                60,160           58,375
                                                          ============     ============

Diluted net income per share                              $       0.13     $       0.32
                                                          ============     ============


For the three months ended June 30, 1998, 1,190,000 shares of convertible subordinated debentures and $169,000 of interest expense were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," for the quarter ended June 30, 1998. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components; however, it has no impact on the Company's net income or stockholders' equity. The components of comprehensive income, net of tax, are as follows:


                                                                                                             Three Months Ended
                                                                                                                       June 30,
                                                                                                  -----------------------------
                                                                                                    RESTATED
                                                                                                  ----------
(In thousands;  unaudited)                                                                              1998               1997
-------------------------------------------------------------------------------------------       ----------         ----------
Net income                                                                                        $    7,615         $   18,535
Other comprehensive income (loss):
    Unrealized gain (loss) on available-for-sale investments,
      net of a tax provision of $60 and $4                                                               128                 13
    Less:  reclassification adjustment for gains (losses) included in net income (loss),
      net of a tax provision of $84 and $0                                                              (177)              --
    Cumulative translation adjustment (CTA),
      net of a tax benefit of ($1,254) and ($12.)                                                     (2,664)               (41)
    Less:  reclassification adjustment for CTA included in net income (loss),
      net of a tax provision  of $604 and $0                                                          (1,284)              --
                                                                                                  ----------         ----------

Total other comprehensive loss                                                                        (3,997)               (28)
                                                                                                  ----------         ----------

Comprehensive income (loss)                                                                       $    3,618         $   18,507
                                                                                                  ==========         ==========

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

In connection with the May 1998 asset purchase agreement with IBM (see Note 7 of Notes to Consolidated Financial Statements in this Form 10-Q/A,) previously asserted claims of patent infringement asserted by IBM with respect to certain of the Company's products were resolved. The terms of resolution were not material to Symantec.

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

NOTE 6. STOCK REPURCHASE

FOn June 9, 1998, the Board of Directors of Symantec authorized the repurchase of up to 5% of Symantec's outstanding common stock before December 31, 1998. Among other purposes, the shares will be used primarily for employee stock purchase programs and option grants. The Company did not repurchase any shares during the June 1998 quarter. Subsequent to June 30, 1998 and through July 31, 1998, the Company had repurchased approximately 610,000 shares at prices ranging from $24.38 to $27.56 for an aggregate amount of approximately $16.0 million.

NOTE 7. PURCHASE OF CERTAIN IBM ASSETS

Effective May 18, 1998, the Company entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, the Company assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights acquired from IBM, the Company agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received from the distribution of immune-enabled Symantec products and immune services provided by the Company using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. In addition, the Company entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. As of June 30, 1998, Symantec paid IBM $8 million in cash with the remaining $8 million payable in two equal installments in August 1999 and November 1999. In addition, the Company assumed liabilities of $3 million and incurred additional expenses of approximately $1 million as part of the transaction. Under the transaction, the Company recorded approximately $7 million for in-process research and development, $12 million for goodwill and $1 million for certain prepaid research and development and other assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. The goodwill will be amortized over a 5-year period. As of June 30, 1998, the Company incurred approximately $0.2 million of amortization expense related to this asset.

NOTE 8. PURCHASE OF BINARY OPERATIONS

On June 24, 1998, Symantec purchased the operations of Binary, an Auckland, New Zealand based company, for approximately $28 million, which included approximately $1 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $7 million for in-process research and development and $17 million for capitalized software technology, with the remaining $4 million of the purchase price allocated to goodwill, net tangible and intangible assets. A valuation specialist used management's

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


estimates to establish the amount of in-process research and development. The capitalized software, goodwill and intangibles are being amortized over a 4-year period. As of June 30, 1998, the Company incurred approximately $0.4 million of amortization expense related to these assets.

The following unaudited pro forma results of operations for the periods ended June 30, 1998 and 1997 are as if the acquisition of Binary had occurred at the beginning of each quarter. The pro forma information excludes the one-time write-off of $7 million of in-process research and development and the tax effect of the charge and $0.3 million of capitalized software amortization and its tax effect. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of the June 1998 quarter or of future operating results.


                                                                        Three Months Ended
                                                                                  June 30,
                                                           -------------------------------
                                                              RESTATED
                                                           -----------
(In thousands, except per share data;  unaudited)                 1998                1997
-------------------------------------------------          -----------         -----------
Net revenues                                               $   140,858         $   124,539
                                                           ===========         ===========

Net income                                                 $    15,440         $    19,399
                                                           ===========         ===========

Basic net income per share                                 $      0.27         $      0.35
                                                           ===========         ===========

Diluted net income per share                               $      0.25         $      0.34
                                                           ===========         ===========


NOTE 9. SUPPLEMENTAL CASH FLOWS INFORMATION


                                                                            Three Months Ended
                                                                                      June 30,
(In thousands; unaudited)                                                                 1998
------------------------------------------------                                     ---------

Binary Research Limited

    Fair value of assets acquired                                                    $  27,500
                                                                                     =========

    Cash paid                                                                        $  27,500
                                                                                     =========

IBM Immune System Technology and Other Assets

    Fair value of assets acquired                                                    $  20,250
                                                                                     =========

    Expenses incurred                                                                $   1,250
    Liabilities assumed                                                              $   3,000
    Long-term obligation                                                             $   8,000
    Cash paid                                                                        $   8,000
                                                                                     ---------

        Total                                                                        $  20,250
                                                                                     =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section "Factors That May Affect Future Results" and in the Company's annual report on Form 10-K for the year ended March 31, 1998, and may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q/A are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

LITIGATION. Symantec is involved in a number of judicial and administrative proceedings incidental to its business. The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in a number of such disputes and litigation, and may be involved in the future in such disputes and/or litigation. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, such a result could have a material adverse affect on Symantec's business, operating results and financial condition (See
Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

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

YEAR 2000 - PRODUCT LIABILITY. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products that are not the most currently released or that are not currently being developed may not be Year 2000 compliant. The Company sells some of its older product lines, which are not being actively developed and updated, and such products are also not necessarily Year 2000 compliant. Symantec is currently party to a lawsuit related to the alleged inability of pre-version 4.0 Norton AntiVirus products to function properly in respect to Year 2000. Symantec believes that this lawsuit has no merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse affect on the results of operations and financial condition of the Company, although it is not possible to estimate the possible loss. Depending, however, on the amount and timing of an unfavorable resolution of this lawsuit, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

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

RESULTS OF OPERATIONS

During the June 1998 quarter, the Company acquired International Business Machine's ("IBM") anti-virus business and Binary Research Limited's ("Binary") operations (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.) The results of operations from the date of the acquisition of Binary have been included in Symantec's results of operations for the June 1998 quarter.

This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three-month period ended June 30, 1998 which was filed on August 11, 1998. Subsequent to the filing of that report, the Company received a comment letter from the Securities and Exchange Commission with respect to our Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. We re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarter ended June 30, 1998 are restated for the adjustments made to our acquisitions of Binary's operations and IBM's anti-virus business. Also as a result of the comment letter, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from revenue to income, net of expense, from sale of technologies and product lines.

As a result of the restatement contained in this Form 10-Q/A, the Company is reporting net income for the three-months ended June 30, 1998 of $7.6 million or $0.13 per share, rather than a net loss of $5.3 million, or ($0.09) per share, which was reported in the Company's originally filed report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.


                                                                    Three Months
                                                                           Ended        Percent
                                                                        June 30,         Change
                                                       -------------------------      in Dollar
                                                             1998           1997        Amounts
                                                       ----------     ----------     ----------
(Unaudited)
Net revenues ................................                 100%            100%            12%
Cost of revenues ............................                  15              17             (3)
                                                       ----------     -----------
      Gross margin ..........................                  85              83             15
Operating expenses:
    Research and development ................                  18              18             16
    Sales and marketing .....................                  51              50             13
    Intangible amortization from acquisitions                  --              --              *
    General and administrative ..............                   7               7              1
    Acquired in-process research and
      development ...........................                  10              --              *
    Litigation judgment .....................                   4              --              *
                                                       ----------     -----------
      Total operating expenses ..............                  90              75             35
                                                       ----------     -----------
Operating (loss) income .....................                  (5)              8           (168)
Interest income .............................                   4               2             54
Interest expense ............................                  --              --             29
Income, net of expense, from sale of
    technologies and product lines ..........                  11              10             28
Other income (expense), net .................                   2              --              *
                                                       ----------     -----------
Income before income taxes ..................                  12              20            (36)
Provision for income taxes ..................                   6               5             40
                                                       ----------     -----------
Net income ..................................                   6%             15%           (59)
                                                       ==========     ===========

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET REVENUES.

Net revenues increased 12% from approximately $123 million in the June 1997 quarter to $138 million in the June 1998 quarter. Revenue growth in the June 1998 quarter compared to the June 1997 quarter occurred in each of Symantec's three business units: Security and Assistance; Remote Productivity Solutions; and Internet Tools and Other. The increase in total revenues between the June 1998 and 1997 quarters was due primarily to increases in site license and OEM revenues from transactions that closed at the end of the quarter (See further discussion in Item 2: Factors That May Affect Future Results: Quarterly Buying Patterns.)

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

BUSINESS UNITS.

The Security and Assistance business unit is dedicated to being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 52% of net revenues in both the quarters ended June 30, 1998 and 1997. Although on a percentage basis, net revenues were flat, absolute dollars in net revenues increased for the business unit in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 due primarily to the Ghost product (disk-cloning technology) acquired as part of the Binary agreement. In addition, Norton Antivirus revenues increased as a result of the IBM agreement.

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The Remote Productivity Solutions business unit comprised approximately 40% and 41% of the Company's net revenues for the quarters ended June 30, 1998 and 1997, respectively. Increased net revenues for the business unit in the quarter ended June 30, 1998 were primarily related to sales of Windows 95 versions of pcANYWHERE and ACT!, partially offset by a decrease in sales of WinFax Pro for Windows 95.

Internet Tools and Other, which includes products providing an easy to use Java development environment and revenues from products nearing the end of their life cycles, comprised approximately 8% and 7% of the Company's net revenues in the quarters ended June 30, 1998 and 1997, respectively. The business unit's net revenues increased in the quarter ended June 30, 1998 over the quarter ended June 30, 1997 primarily due to increased product sales in Internet Tools, which included $6 million of revenue from a contract with a single customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INTERNATIONAL. Net revenues from international sales outside of North America were $47 million and $40 million and represented 35% and 33% of total net revenues in the quarters ended June 30, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in Europe, Middle East and Africa ("EMEA"); Japan and Latin America.

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

Gross margins increased to 85% of net revenues in the June 1998 quarter from 83% in the June 1997 quarter.

Factors contributing to an increase in gross margin percentage during the June 1998 quarter compared to the June 1997 quarter include a change in product mix favoring the Company's higher margin site license and OEM business. Gross margin was also favorably impacted by reductions in royalty expense as a result of reduced reliance on third party developers and the reversal of royalties previously accrued as a result of the purchase agreement reached with IBM in the June 1998 quarter (See Note 7 of Notes to Consolidated Financial Statements in this Form 10-Q/A.) These reductions in cost of sales were partially offset by increases in obsolescence expense, due to a large number of upgrades expected in the September and December 1998 quarters.

CAPITALIZED SOFTWARE. During the June 1998 quarter, Symantec capitalized approximately $17 million of software technology acquired as part of the Company's acquisition of the operations of Binary (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

Amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled $0.7 million and $0.3 million for the June 1998 and 1997 quarters, respectively. Symantec expects capitalized software amortization to increase in future periods. Symantec is expected to record approximately $1 million of capitalized software amortization per quarter, over the next 16 quarters, related to amounts capitalized as part of the acquisition of Binary.

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses remained flat as a percentage of revenue at 18% for both the June 1998 and 1997 quarters. Research and development expenses are charged to operations as incurred.

Research and development expenses increased 16% to $25 million in the June 1998 quarter from $22 million in the June 1997 quarter primarily due to growth in salaries and wages, third-party consulting fees and legal expenses related to product and copyright infringement claims. The growth in salaries and wages is partially due to the acquisition of the operations of Binary (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

SALES AND MARKETING EXPENSES.

Sales and marketing expenses increased 13% from $62 million in the June 1997 quarter to $70 million in the June 1998 quarter. As a percentage of revenue, these expenses increased from 50% in the June 1997 quarter to 51% in the June 1998 quarter primarily due to growth in salaries and wages and increased advertising expenditures for the Company's Norton Antivirus products.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses totaled approximately $9 million in the June 1998 and June 1997 quarters. General and administrative expenses were 7% of net revenues for both the June 1998 and 1997 quarters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INTANGIBLE AMORTIZATION FROM ACQUISITIONS.

Intangible amortization from acquisitions totaled approximately $0.3 million in the June 1998 quarter and none in the June 1997 quarter, in connection with the acquisitions of IBM's anti-virus business and Binary's operations in the June 1998 quarter. (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.

In-process research and development expenses were approximately $14 million in the June 1998 quarter. In connection with the acquisitions of IBM's anti-virus business and Binary's operations in the June 1998 quarter, Symantec recognized in-process research and development expenses of $7 million in each acquisition (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

The nature of the efforts required to develop the purchased in-process technology principally relate to the completion of all planning, designing, development and testing activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions and performance. The Company expects the acquired in-process technology to be developed into commercially feasible products, however, there are no assurances that this will occur. Failure to complete these products in their entirety, or in a timely manner could have a material adverse impact on the Company's operating results, financial condition and results of operations. Additionally, the value of the other intangible assets may become impaired.

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

IBM. The in-process technology acquired in the IBM purchase primarily consisted of the IBM immune system technology and related anti-virus patents. This technology is designed to detect previously unknown viruses, analyze them and distribute a cure, all automatically and faster than existing methods. We intend to integrate this technology into our suite of anti-virus products and engage in considerable amount of infrastructure enhancement required for its deployment throughout 1999. The Company assumed that revenue attributable to this in-process technology would increase substantially during the first year and then decrease at rates of 35% to 14% during the remaining three years of the four year projection. The Company projected annual revenues to range from approximately $17 million to $8 million over the term of the projection. The Company based these projections on: penetration into IBM's and the Company's existing installed base of customers; anticipated growth rates of the anti-virus markets; an accelerated growth of new customers during the first year of delivering immune system technology; and the estimated life of the underlying technologies.

Based on historical experience with similar products, the Company estimated marketing and sales expenses for the in-process technology to be 40% as a percentage of revenue throughout the valuation period. Based on historical general and administrative expenses, the Company estimated general and administrative expenses to be 7% throughout the period of analysis.

Symantec assumed operating profit before acquisition related amortization charges would be approximately $4 million during the first year. The Company assumed that it would decrease at annual rates ranging from 35% to 14% during the remaining periods, resulting in annual operating profits ranging between approximately $4 million and $2 million. The Company estimated costs to be incurred to reach technological feasibility of in-process technologies from IBM as of the date of the agreement to total approximately $2 million. The Company estimated the in-process technology to be approximately 78% complete at that time. The Company projects the introduction of acquired in-process technologies in early/mid 1999.

The Company used a discount rate of 30% for valuing the in-process technology from IBM, which the Company believes to reflect the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than the weighted average cost of capital of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The assumptions and projections discussed for the immune system and related anti-virus technology acquired from IBM were made based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-Q/A.

BINARY. The in-process technology acquired in the Binary acquisition primarily consisted of disk cloning technologies associated with Ghost, the flagship product of Binary. Ghost software is designed to create a complete image of a hard drive in the form of a single file that can be copied to another computer connected via a network.

The Company assumed that revenue attributable to Binary's in-process technology will increase in the first three years of the five year projection period at annual rates ranging from 1108% to 88% and then decrease at rates of 3% to 74% over the remaining periods as other technologies enter the marketplace. The Company projected annual revenues to range from approximately $1 million to $14 million over the projected period. The Company based these estimates on: aggregate growth rates for the business as a whole; individual product revenues; anticipated product development cycles; and the life of the underlying technology.

Symantec estimated marketing and sales expenses for the in-process technology to be 31% as a percentage of revenue throughout the valuation period. Based on historical general and administrative expenses, the Company estimated general and administrative expenses to be 7% throughout the period of analysis.

The Company projected operating profit before acquisition related amortization charges to increase from less than $1 million during the first year to approximately $7 million during the third year. The Company projected that operating profits would then decrease from 4% to 74% during the remaining two years, resulting in profits of approximately $7 million and $2 million. Because the Company assumed that most product development costs would be incurred in the first year, reducing operating expenses as a percentage of revenue in later years, the Company anticipates operating profit to increase faster than revenue in the early years.

Symantec estimated costs to be incurred to reach technological feasibility of in-process technologies from Binary as of the date of the acquisition to total approximately $2 million. The Company estimated the in-process technology to be approximately 50% complete at that time. The Company projects the introduction of acquired in-process technologies in early/mid 1999.

The Company used a discount rate of 30% for valuing the in-process technologies from Binary, which the Company believes to reflect the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than the Company's weighted average cost of capital of 17% due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the disk cloning technologies acquired from Binary were made based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-Q/A.

LITIGATION JUDGMENT.

Litigation judgment expenses totaled approximately $6 million in the June 1998 quarter. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by Symantec when it purchased Delrina Corporation (See Note 5 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

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

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

Income, net of expense, from sale of technologies and product lines was approximately $15 million and $12 million for the three month period ended June 30, 1998 and 1997, respectively. This income is related to the sale of certain software products, technologies and tangible assets to JetForm Corporation and the Hewlett-Packard Company during fiscal 1997. Payments from JetForm were higher in the quarter ended June 30, 1998 over the quarter ended June 30, 1997, primarily due to an amendment to the JetForm agreement revising the payment schedule. This increase in JetForm payments was partially offset by a decrease in royalties from Hewlett-Packard during the June 1998 quarter compared to the June 1997 quarter.

INCOME TAX PROVISION.

Excluding the $14 million charge for in-process research and development expenses, the effective tax rate on income before income taxes for the three months ended June 30, 1998 was 32%. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on the Company's Irish operations. The effective tax rate for the three months ended June 30, 1997 was 23%.

The tax provision for the three months ended June 30, 1998 consists of two items: a $9.5 million (or 32% effective tax rate) provision on income before income taxes of $30 million, which excludes a $14 million charge for in-process research and development expenses. In addition, the tax provision includes a $1.7 million tax benefit on the $14 million charge for in-process research and development. A valuation allowance has been established for the portion of the deferred tax asset attributable to the in-process research and development charge that is not expected to be realized within five years.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, short-term investments and long-term investments decreased $10 million to $250 million at June 30, 1998 from $260 million at March 31, 1998. This decrease was largely due to the acquisition of the operations of Binary for approximately $28 million and an $8 million payment to IBM during the quarter ended June 30, 1998 related to the acquisition of its anti-virus business (See Notes 7 and 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

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

Net cash provided by operating activities was $32 million and was comprised of the Company's net income of $8 million, offset by non-cash related expenses of $20 million and a net decrease in net assets and liabilities, excluding effects of acquisitions, of $4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 5 of Notes to Consolidated Financial Statements included herein on page 9 of this Form 10-Q/A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q/A:

    10.01 Office building lease, as amended, dated as of September 1, 1997, by and between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.02 Office building lease, as amended, dated as of December 17, 1996, by and between Delrina (Canada) Corporation, Delrina Corporation, and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.03 Office building lease, dated as of April 9, 1998 by and between Hill Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.04 Asset purchase agreement, dated as of June 24, 1998, among Symantec Corporation and its wholly owned subsidiary, Symantec Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.05 Asset purchase agreement, as amended, dated as of June 29, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    27.01 Financial Data Schedule for the Three Months Ended June 30, 1998 (restated.)
    27.02 Financial Data Schedule for the Three Months Ended June 30, 1997 (restated.)


(b) Reports on Form 8-K
    None

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1999              SYMANTEC CORPORATION

                                    By       /s/ John W. Thompson
                                       -----------------------------------------
                                             John W. Thompson
                                             Chairman, President and
                                             Chief Executive Officer

                                    By       /s/ Gregory Myers
                                       -----------------------------------------
                                             Gregory Myers
                                             Chief Financial Officer and
                                             Chief Accounting Officer

APPENDIX TO EXHIBITS

    Exhibits.  The following exhibits are filed as part of this Form 10-Q/A:

    10.01 Office building lease, as amended, dated as of September 1, 1997, by and between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.02 Office building lease, as amended, dated as of December 17, 1996, by and between Delrina (Canada) Corporation, Delrina Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.03 Office building lease, dated as of April 9, 1998 by and between Hill Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.04 Asset purchase agreement, dated as of June 24, 1998, among Symantec Corporation and its wholly owned subsidiary, Symantec Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    10.05 Asset purchase agreement, as amended, dated as of June 29, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

    27.01 Financial Data Schedule for the Three Months Ended June 30, 1998 (restated.)
    27.02 Financial Data Schedule for the Three Months Ended June 30, 1997 (restated.)