Form 10-Q/A
period 1998-10-02
SYMANTEC CORP
filed 1999-09-01
CIK 849399

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

                              SYMANTEC CORPORATION
                                   FORM 10-Q/A
                     QUARTERLY PERIOD ENDED OCTOBER 2, 1998
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----

Item 1. Financial Statements

        Consolidated Balance Sheets
           as of September 30, 1998 and March 31, 1998..........................   3

        Consolidated Statements of Operations
           for the three and six month periods ended September 30, 1998 and 1997   4

        Consolidated Statements of Cash Flow
           for the six months ended September 30, 1998 and 1997.................   5

        Notes to Consolidated Financial Statements..............................   6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  17

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  36

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................  37

Item 2. Changes in Securities and Use of Proceeds...............................  37

Item 4. Submission of Matters to a Vote of Security Holders.....................  37

Item 6. Exhibits and Reports on Form 8-K........................................  38

Signatures......................................................................  40

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                         RESTATED
                                                                       -------------
                                                                       September 30,       March 31,
(In thousands)                                                                  1998            1998
---------------------------------------------------------------------  -------------       ---------
ASSETS                                                                   (unaudited)
Current assets:
    Cash and short-term investments                                        $ 175,403       $ 225,883
    Trade accounts receivable                                                 67,191          65,158
    Inventories                                                                4,526           3,175
    Deferred income taxes                                                     21,765          19,677
    Other                                                                     13,043          14,646
                                                                           ---------       ---------
      Total current assets                                                   281,928         328,539

Long-term investments                                                         32,009          34,258
Restricted investments                                                        67,036          59,370
Equipment and leasehold improvements                                          51,992          50,030
Capitalized software                                                          29,250           1,470
Goodwill                                                                      14,498              --
Other                                                                          3,563           2,793
                                                                           ---------       ---------
                                                                           $ 480,276       $ 476,460
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $  39,008       $  34,171
    Accrued compensation and benefits                                         19,563          21,332
    Other accrued expenses                                                    99,120          64,532
    Income taxes payable                                                       9,628          24,634
    Current portion of convertible subordinated debentures                     8,333           8,333
                                                                           ---------       ---------
      Total current liabilities                                              175,652         153,002

Convertible subordinated debentures and other                                  5,951           5,951
Long-term obligations                                                          5,455              --
                                                                           ---------       ---------
      Total long-term liabilities                                             11,406           5,951
Commitments and contingencies

Stockholders' equity:
    Preferred stock (authorized: 1,000; issued and outstanding: none)             --              --
    Common stock (authorized: 100,000; issued and outstanding: 56,307
      and 57,109 shares)                                                         563             571
    Capital in excess of par value                                           301,220         310,949
    Notes receivable from stockholders                                          (144)           (144)
    Retained earnings                                                          9,791          18,690
    Accumulated other comprehensive loss                                     (18,212)        (12,559)
                                                                           ---------       ---------
      Total stockholders' equity                                             293,218         317,507
                                                                           ---------       ---------

                                                                           $ 480,276       $ 476,460
                                                                           =========       =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    RESTATED
                                                         ---------------------------------------------------
                                                              Three Months Ended            Six Months Ended
                                                                   September 30,               September 30,
                                                         -----------------------     -----------------------
(In thousands, except per share data; unaudited)           1998          1997          1998          1997
-----------------------------------------------------    ---------     ---------     ---------     ---------
Net revenues                                             $ 130,034     $ 129,305     $ 267,804     $ 252,364
Cost of revenues                                            21,337        22,389        41,620        43,309
                                                         ---------     ---------     ---------     ---------
    Gross margin                                           108,697       106,916       226,184       209,055
Operating expenses:
    Research and development                                25,757        23,591        50,736        45,172
    Sales and marketing                                     70,556        61,279       140,397       122,934
    General and administrative                              10,124         9,024        19,256        18,058
    Intangible amortization from acquisitions                  832            --         1,109            --
    Acquired in-process research and development             5,017            --        19,165            --
    Litigation judgment                                         --            --         5,825            --
    Restructuring and other expenses                         5,105            --         5,105            --
                                                         ---------     ---------     ---------     ---------

    Total operating expenses                               117,391        93,894       241,593       186,164
                                                         ---------     ---------     ---------     ---------
Operating (loss) income                                     (8,694)       13,022       (15,409)       22,891

    Interest income                                          3,992         3,261         8,481         6,168
    Interest expense                                          (320)         (322)         (651)         (579)
    Income, net of expense, from sale of technologies
      and product lines                                     10,027         9,708        25,348        21,665
    Other (expense) income, net                               (522)        1,058         2,080           654
                                                         ---------     ---------     ---------     ---------
Income before income taxes                                   4,483        26,727        19,849        50,799
    Provision for income taxes                               2,538         6,147        10,289        11,684
                                                         ---------     ---------     ---------     ---------
Net income                                               $   1,945     $  20,580     $   9,560     $  39,115
                                                         =========     =========     =========     =========

Net income  per share - basic                            $    0.03     $    0.37     $    0.17     $    0.70
                                                         =========     =========     =========     =========
Net income  per share - diluted                          $    0.03     $    0.35     $    0.16     $    0.67
                                                         =========     =========     =========     =========

Shares used to compute net income
     per share - basic                                      57,071        55,938        57,246        55,698
                                                         =========     =========     =========     =========
Shares used to compute net income
    per share - diluted                                     58,762        60,008        59,421        59,192
                                                         =========     =========     =========     =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                   Six Months Ended
                                                                                      September 30,
                                                                            -----------------------
                                                                             RESTATED
                                                                            ---------
(In thousands; unaudited)                                                        1998          1997
--------------------------------------------------------------------------  ---------     ---------
Operating Activities:
  Net income                                                                $   9,560     $  39,115
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements                                                   12,427        12,602
    Amortization and write-off of capitalized software development costs        1,982           687
    Amortization of goodwill                                                    1,109            --
    Write-off of acquired in-process research and development                  19,165            --
    Write-off of equipment and leasehold improvements                               6         1,092
    Deferred income taxes                                                      (2,177)           62
    Net change in assets and liabilities, excluding effects of acquisitions:
      Trade accounts receivable                                                   584        (8,470)
      Inventories                                                              (1,072)        2,043
      Other current assets                                                      3,150          (308)
      Capitalized software development costs                                       --            (6)
      Other assets                                                                165          (581)
      Accounts payable                                                          3,528         1,688
      Accrued compensation and benefits                                        (1,912)        4,728
      Other accrued expenses                                                   10,704         5,856
      Income taxes payable                                                    (14,692)        5,276
                                                                            ---------     ---------
Net cash provided by operating activities                                      42,527        63,784
                                                                            ---------     ---------

Investing Activities:
  Capital expenditures                                                        (13,362)      (14,372)
  Purchased intangibles                                                        (2,376)         (481)
  Purchase of IBM's anti-virus business                                        (8,000)           --
  Purchase of Binary Research Limited's operations                            (27,500)           --
  Purchases of marketable securities                                         (122,070)     (120,539)
  Proceeds from sales of marketable securities                                118,101        81,580
  Purchases of long-term, restricted investments                               (7,666)       (4,091)
                                                                            ---------     ---------

Net cash used in investing activities                                         (62,873)      (57,903)
                                                                            ---------     ---------

Financing Activities:
  Repurchase of common stock                                                  (39,834)       (8,373)
  Net proceeds from sales of common stock and other                            11,248        14,969
                                                                            ---------     ---------

Net cash provided by (used in) financing activities                           (28,586)        6,596
                                                                            ---------     ---------

Effect of exchange rate fluctuations on cash and cash equivalents              (7,766)       (1,643)
Increase (decrease) in cash and cash equivalents                              (56,698)       10,834
Beginning cash and cash equivalents                                           139,013        95,758
                                                                            ---------     ---------
Ending cash and cash equivalents                                            $  82,315     $ 106,592
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

During the September 1998 quarter, the Company acquired Intel Corporation's ("Intel") anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). During the June 1998 quarter, the Company acquired International Business Machine's ("IBM") anti-virus business and Binary Research Limited's ("Binary") operations (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). The results of operations from these have been included in Symantec's results of operations since the date of acquisition.

This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three- and six-month periods ended September 30, 1998 and 1997, which was filed on November 11, 1998. Subsequent to the filing of that report, the Company received a comment letter from the Securities and Exchange Commission with respect to the Company's Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. The Company re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarter ended September 30, 1998, are restated for the adjustments made to our acquisitions of Binary's operations and IBM's anti-virus business. Also as a result of the comment letter, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from net revenues to income, net of expense, from sale of technologies and product lines.

As a result of the restatement contained in this Form 10-Q/A, the Company is reporting net income for the three- and six-months ended September 30, 1998 of $1.9 million and $9.6 million, or $0.03 and $0.16 per share, rather than a net income (loss) of $2.3 million and ($3.0) million, or $0.04 and ($0.05) per share, respectively, which was reported in the Company's originally filed report on Form 10-Q.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 2.  BALANCE SHEET INFORMATION


                                                                                  RESTATED
                                                                             -------------
                                                                             September 30,     March 31,
(In thousands)                                                                        1998          1998
--------------------------------------------------------------------------   -------------     ---------
                                                                              (unaudited)
Cash, cash equivalents and short-term investments:
  Cash                                                                           $  43,989     $  28,236
  Cash equivalents                                                                  38,326       110,777
  Short-term investments                                                            93,088        86,870
                                                                                 ---------     ---------
                                                                                 $ 175,403     $ 225,883
                                                                                 =========     =========
Trade accounts receivable:
  Receivables                                                                    $  71,809     $  69,574
  Less: allowance for doubtful accounts                                             (4,618)       (4,416)
                                                                                 ---------     ---------
                                                                                 $  67,191     $  65,158
                                                                                 =========     =========
Inventories:
  Raw materials                                                                  $   1,761     $   1,091
  Finished goods                                                                     2,765         2,084
                                                                                 ---------     ---------
                                                                                 $   4,526     $   3,175
                                                                                 =========     =========
Equipment and leasehold improvements:
  Computer hardware and software                                                 $ 118,662     $ 107,724
  Office furniture and equipment                                                    31,962        29,407
  Leasehold improvements                                                            22,419        21,038
                                                                                 ---------     ---------
                                                                                   173,043       158,169
  Less: accumulated depreciation and amortization                                 (121,051)     (108,139)
                                                                                 ---------     ---------
                                                                                 $  51,992     $  50,030
                                                                                 =========     =========
Capitalized software:
  Purchased product rights and technologies                                      $  31,125     $   1,358
  Capitalized software development costs                                             2,357         2,414
  Less: accumulated amortization of purchased product rights and technologies       (2,182)         (563)
  Less: accumulated amortization of capitalized software development costs          (2,050)       (1,739)
                                                                                 ---------     ---------
                                                                                 $  29,250     $   1,470
                                                                                 =========     =========
Other accrued expenses:
  Deferred revenue                                                               $  32,107     $  25,537
  Marketing development funds                                                       12,346        12,815
  Current obligations related to purchase of Intel's anti-virus business            15,070            --
  Other                                                                             39,597        26,180
                                                                                 ---------     ---------
                                                                                 $  99,120     $  64,532
                                                                                 =========     =========
Accumulated other comprehensive loss:
  Unrealized (loss) gain  on available-for-sale investments                      $    (233)    $     157
  Cumulative translation adjustment                                                (17,979)      (12,716)
                                                                                 ---------     ---------
                                                                                 $ (18,212)    $ (12,559)
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

                                                     RESTATED              RESTATED
                                                     --------              --------
                                                     Three Months Ended      Six Months Ended
                                                          September 30,         September 30,
                                                     ------------------    ------------------
(In thousands, except per share data; unaudited)        1998       1997       1998       1997
-------------------------------------------------    -------    -------    -------    -------
BASIC NET INCOME PER SHARE
Net income                                           $ 1,945    $20,580    $ 9,560    $39,115
                                                     =======    =======    =======    =======

Weighted average number of common
    shares outstanding during the period              57,071     55,938     57,246     55,698
                                                     =======    =======    =======    =======

Basic net income  per share                          $  0.03    $  0.37    $  0.17    $  0.70
                                                     =======    =======    =======    =======

DILUTED NET INCOME  PER SHARE
Net income                                           $ 1,945    $20,580    $ 9,560    $39,115
Interest on convertible subordinated
    debentures, net of income tax effect                  --        177         --        354
                                                     -------    -------    -------    -------
Net income, as adjusted                              $ 1,945    $20,757    $ 9,560    $39,469
                                                     =======    =======    =======    =======

Weighted average number of common
    shares outstanding during the period              57,071     55,938     57,246     55,698
Shares issuable from assumed exercise
    of options                                         1,691      2,820      2,175      2,244
Shares issuable from assumed conversion
    of convertible subordinated debentures                --      1,250         --      1,250
                                                     -------    -------    -------    -------


Total shares for purpose of calculating
    diluted net income  per share                     58,762     60,008     59,421     59,192
                                                     =======    =======    =======    =======

Diluted net income per share                         $  0.03    $  0.35    $  0.16    $  0.67
                                                     =======    =======    =======    =======

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



For the three months ended September 30, 1998, 1,190,000 shares issuable upon conversion of convertible subordinated debentures and $169,000 of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended September 30, 1998, 1,190,000 shares issuable upon conversion of convertible subordinated debentures and $338,000 of interest expense were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

NOTE 4.  RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:

                                              Three Months Ended          Six Months Ended
                                                   September 30,             September 30,
                                           ---------------------     ---------------------
(In thousands; unaudited)                      1998         1997         1998         1997
--------------------------------------     --------     --------     --------     --------
Personnel severance                        $  3,800     $     --     $  3,800     $     --
Planned abandonment of manufacturing
  facility lease                              1,305           --        1,305           --
                                           --------     --------     --------     --------
Total restructuring and other expenses     $  5,105     $     --     $  5,105     $     --
                                           ========     ========     ========     ========


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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," beginning with the quarter ended June 30, 1998. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components; however, it has no impact on net income (loss) or stockholders' equity. The components of comprehensive income (loss), net of tax, are as follows:

                                                              Three Months Ended            Six Months Ended
                                                                   September 30,               September 30,
                                                          ----------------------      ----------------------
                                                          RESTATED                    RESTATED
                                                          --------                    --------
(In thousands; unaudited)                                     1998          1997          1998          1997
-----------------------------------------------------     --------      --------      --------      --------
Net income                                                $  1,945      $ 20,580      $  9,560      $ 39,115
Other comprehensive income (loss):
    Unrealized gain (loss) on
         available-for-sale investments,
         net of a tax provision (benefit) of $98,
         $26, $38, and $30                                    (208)           88           (80)          101
    Less: reclassification adjustment for gains
         (losses) included in net income (loss),
         net of a tax provision (benefit) of $63, $0,
         $146 and $0                                          (133)           --          (310)           --
    Add: change in cumulative translation
         adjustment ("CTA"), net of a tax
         benefit of ($619), ($474), ($1,873),
         and ($486)                                         (1,315)       (1,586)       (3,979)       (1,627)
    Less: reclassification adjustment for CTA
         included in net income (loss),
         net of a tax provision of $0,
         $0, ($604), and $0                                     --            --        (1,284)           --
                                                          --------      --------      --------      --------
Total other comprehensive loss                              (1,656)       (1,498)       (5,653)       (1,526)
                                                          --------      --------      --------      --------
Comprehensive income                                      $    289      $ 19,082      $  3,907      $ 37,589
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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



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

In connection with the May 1998 asset purchase agreement with IBM (see Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A), claims of patent infringement previously asserted by IBM with respect to certain of the Company's products were resolved. The terms of resolution were not material to Symantec.

In July 1998, the Ontario Court of Justice (General Division) ruled that Symantec should pay $5.8 million plus costs

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (CONTINUED)

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

NOTE 8.  ACQUISITIONS

Effective May 18, 1998, the Company entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, the Company assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights acquired from IBM, the Company agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received from the distribution of immune-enabled Symantec products and immune services provided by the Company using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. In addition, the Company entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. As of September 30, 1998, Symantec paid IBM $8 million in cash with the remaining $8 million payable in two equal installments in August 1999 and November 1999. In addition, the Company assumed liabilities of $3 million and incurred additional expenses of approximately $1 million as part of the transaction. Under the transaction, the Company recorded approximately $7 million for in-process research and development, $12 million for goodwill and $1 million for certain prepaid research and development and other assets. A valuation specialist

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



used management's estimates to establish the amount of in-process research and development. The goodwill will be amortized over a 5-year period. As of September 30, 1998, the Company incurred $0.8 million of goodwill amortization related to this asset.

On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased the operations of Binary, an Auckland, New Zealand based company, for approximately $28 million, which included approximately $1 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $7 million for in-process research and development , $17 million for capitalized software technology, with the remaining $4 million of the purchase price allocated to goodwill, net tangible and intangible assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. The capitalized software, goodwill and intangibles are being amortized over a 4-year period. As of September 30, 1998, the Company incurred approximately $1.4 million of capitalized software amortization expense and $0.3 million of goodwill amortization expense related to these assets.

The following unaudited pro forma results of operations for the three and six month periods ended September 30, 1998 and 1997 are as if the acquisition of Binary had occurred at the beginning of each period presented. The pro forma information excludes approximately $1.3 million of capitalized software and goodwill amortization and the tax effect of the charge for the three months ended September 30, 1998. The pro forma information excludes the one-time write-off of $7.1 million of in-process research and development and the tax effect of the charge and $1.7 million of capitalized software and goodwill amortization and their tax effect for the six month period ended September 30, 1998. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of each period presented or of future operating results.


                                                                                                    RESTATED
                                                     -------------------------------------------------------
                                                            Three Months Ended              Six Months Ended
                                                                 September 30,                 September 30,
                                                     -------------------------     -------------------------
(In thousands, except per share data; unaudited)           1998           1997           1998           1997
------------------------------------------------     ----------     ----------     ----------     ----------
Net revenues                                         $  130,034     $  132,281     $  270,892     $  256,820
                                                     ==========     ==========     ==========     ==========

Net income                                           $    2,822     $   21,562     $   18,263     $   40,961
                                                     ==========     ==========     ==========     ==========

Basic net income per share                           $     0.05     $     0.39     $     0.32     $     0.74
                                                     ==========     ==========     ==========     ==========

Diluted net income per share                         $     0.05     $     0.36     $     0.31     $     0.70
                                                     ==========     ==========     ==========     ==========


On September 28, 1998, Symantec entered into an agreement whereby it purchased Intel Corporation's anti-virus business for approximately $16.5 million. Symantec also licensed Intel systems management technology which it will combine with its own anti-virus technology to create improved anti-virus management solutions for corporate organizations. As part of the agreement, Intel will continue to support its anti-virus customers and will transition support to Symantec by June 1999. In addition, Intel will promote Norton Antivirus through its worldwide reseller channels. Subsequent to September 30, 1998 and through October 30, 1998, Symantec has paid approximately $11.9 million under the agreement. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $5.0 million for in-process research and development acquired from Intel, $10.7 million for capitalized software technology and $0.8 million for certain intangible assets. The amount of in-process research and development acquired from Intel was established by a valuation specialist based on management's estimates. The capitalized software is being amortized over a 5-year period. As of September 30, 1998, the Company has not yet recorded amortization expense related to capitalized software.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



NOTE 9.  SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                Six Months Ended
                                                                   September 30,
                                                                ----------------
(In thousands; unaudited)                                                   1998
----------------------------------                                       -------
Binary Research Limited
    Fair value of assets acquired                                        $27,500
                                                                         =======

    Cash paid                                                            $27,500
                                                                         =======

IBM Immune System Technology and Other Assets
    Fair value of assets acquired                                        $20,250
                                                                         =======

    Expenses incurred                                                    $ 1,250
    Liabilities assumed                                                  $ 3,000
    Current obligation                                                   $ 4,000
    Long-term obligation                                                 $ 4,000
    Cash paid                                                            $ 8,000
                                                                         -------

        Total                                                            $20,250
                                                                         =======

Intel Corporation Anti-Virus Business
    Fair value of assets acquired                                        $16,525
                                                                         =======

    Current obligations                                                  $15,070
    Long-term obligations                                                $ 1,455
                                                                         -------

        Total                                                            $16,525
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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section "Factors That May Affect Future Results" and in the Company's annual report on Form 10-K for the year ended March 31, 1998, that may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q/A are typically identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions, and include the statements of future estimates under "Year 2000 - Product Liability" and "Year 2000 - Corporate Systems" below. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, including its Form 10-K, that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

LITIGATION. Symantec is involved in a number of judicial and administrative proceedings incidental to its business. The Company intends to defend and/or pursue all of these lawsuits vigorously and, although an unfavorable outcome could occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial position of the Company. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

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

In addition, an increasing number of patents are being issued that are potentially applicable to software, and allegations of patent infringement are becoming increasingly common in the software industry. It is impossible to ascertain all possible patent infringement claims because new patents are being issued continually, the subject of patent applications is confidential until a patent is issued, and it may not be apparent even from a patent that has already been issued whether it is potentially applicable to a particular software product. This increases the risk that Symantec's products may be subject to claims of patent infringement. Although such claims may ultimately prove to be without merit, they are time consuming and expensive to defend. Symantec has been involved in disputes claiming patent infringement in the past, is currently involved in a number of such disputes and litigation, and may be involved in the future in such disputes and/or litigation. If Symantec is alleged to infringe one or more patents, it may choose to litigate the claim and/or seek an appropriate license. If litigation were to commence and a license were not available on reasonable terms or if another party were found to have a valid patent claim against Symantec, such a result could have a material adverse affect on Symantec's business, operating results and financial condition (See
Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

SOFTWARE DEFECTS AND PRODUCT LIABILITY. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. In the past, for example, Symantec's anti-virus software products have incorrectly detected viruses which do not exist. Although the Company has not experienced any material adverse effects resulting from any such defects or errors to date, defects and errors could be found in current versions, future upgrades to current products or newly developed and released products, despite testing prior to release. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could have a material adverse affect on the Company's operating results. While Symantec has not been the target of software viruses specifically designed to impede the performance of the Company's products, such viruses could be created and deployed against Symantec's products in the future.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



YEAR 2000 - PRODUCT LIABILITY. While the Company believes that most of its currently developed and actively marketed products are Year 2000 compliant for significantly all functionality, these software products could contain errors or defects related to the Year 2000. Versions of the Company's products that are not the most currently released or that are not currently being developed may not be Year 2000 compliant. The Company sells some of its older product lines, which are not being actively developed and updated, and such products are also not necessarily Year 2000 compliant. Symantec is currently party to a lawsuit related to the alleged inability of pre-version 4.0 Norton AntiVirus products to function properly in respect to Year 2000. Symantec believes that this lawsuit has no merit and intends to defend itself vigorously. The final resolution of this lawsuit is not expected to have a material adverse affect on the results of operations and financial condition of the Company, although it is not possible to estimate the possible loss. Depending, however, on the amount and timing of an unfavorable resolution of this lawsuit, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

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

SUB-PROJECT                            PHASE AND STATUS OR DUE DATE
----------------------------------     ----------------------------------------------------------------
                                                                                          Limited
                                       Assessment       Planning         Remediation      System Test
                                       ----------       --------         -----------      -----------
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

RESULTS OF OPERATIONS

During the September 1998 quarter, the Company acquired Intel Corporation's ("Intel") anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). During the June 1998 quarter, the Company acquired International Business Machine's ("IBM") anti-virus business and Binary Research Limited's ("Binary") operations (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.) The results of operations from these have been included in Symantec's results of operations since the date of acquisitions.

This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three- and six-month periods ended September 30, 1998 and 1997, which was filed on November 11, 1998. Subsequent to the filing of that report, the Company received a comment letter from the Securities and Exchange Commission with respect to its Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. Symantec re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarter ended September 30, 1998, are restated for the adjustments made to our acquisitions of Binary's operations and IBM's anti-virus business. Also as a result of the comment letter, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from revenue to income, net of expense, from sale of technologies and product lines.

As a result of the restatement contained in this Form 10-Q/A, the Company is reporting net income for the three- and six-months ended September 30, 1998 of $1.9 million and $9.6 million, or $0.03 and $0.16 per share, rather than a net income (loss) of $2.3 million and ($3.0) million, or $0.04 and ($0.05) per share, respectively, which was reported in the Company's originally filed report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                                Three Months                            Six Months
                                                                       Ended     Percent                     Ended     Percent
                                                               September 30,      Change             September 30,      Change
                                                         -------------------   in Dollar       -------------------   in Dollar
                                                           1998         1997     Amounts         1998         1997     Amounts
                                                         ------       ------   ---------       ------       ------   ---------
(Unaudited)
Net revenues .......................................        100%         100%          1%         100%         100%          6%
Cost of revenues ...................................         16           17          (5)          16           17          (4)
                                                         ------       ------                   ------      -------
      Gross margin .................................         84           83           2           84           83           8
Operating expenses:
    Research and development .......................         20           18           9           19           18          12
    Sales and marketing ............................         54           48          15           52           49          14
    General and administrative .....................          8            7          12            7            7           7
    Intangible amortization from acquisitions ......          1           --          --           --           --          --
    Acquired in-process research and
      development ..................................          4           --          --            7           --          --
    Litigation judgment ............................         --           --          --            2           --          --
    Restructuring and other expenses ...............          4           --          --            2           --          --
                                                         ------       ------                   ------      -------
      Total operating expenses .....................         91           73          25           89           74          30
                                                         ------       ------                   ------      -------
Operating (loss) income ............................         (7)          10        (167)          (5)           9        (167)
Interest income ....................................          2            2          22            3            2          38
Interest expense ...................................         --           --          (1)          --           --          12
Income, net of expense, from
      sale of technologies and product lines .......          8            8           3            9            9          17
Other (expense) income, net ........................         --            1        (149)           1           --           *
                                                         ------       ------                   ------      -------
Income before income taxes .........................          3           21         (83)           8           20         (61)
Provision for income taxes .........................          2            5         (59)           4            5         (12)
                                                         ------       ------                   ------      -------
Net income .........................................          1%          16%        (91)           4%          15%        (76)
                                                         ======       ======                   ======      =======

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



NET REVENUES.

Net revenues increased 1% to approximately $130 million in the September 1998 quarter from $129 million in the September 1997 quarter.

Net revenues increased 6% to $268 million in the six month period ended September 30, 1998 from $252 million in the six month period ended September 30, 1997. The increase in total revenues between the six month comparable periods was due primarily to increases in OEM and site license revenues from transactions that closed at the end of the June 1998 quarter (See further discussion in Item 2: Factors That May Affect Future Results: Quarterly Buying Patterns).

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

BUSINESS UNITS.

The Security and Assistance business unit is dedicated to assisting in customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 56% and 52% of net revenues in the quarters ended September 30, 1998 and 1997, respectively. The Security and Assistance business unit comprised approximately 54% and 52% of net revenues in the six month periods ended September 30, 1998 and 1997, respectively. Increased net revenues for the business unit in the comparable three and six month periods were primarily related to increased revenues for two new products, Norton Ghost and the new utility suite, Norton SystemWorks, and increases in sales of Norton Antivirus for multi-platform workstations and Norton Antivirus for the Macintosh partially offset by decreases in Norton Utilities for Windows. In addition, revenues from the Company's Norton Uninstall Deluxe product were less than expected due to the removal of the product from the market (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q/A). The Norton Ghost product was acquired as part of the purchase of certain assets of Binary in the June 1998 quarter (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The Remote Productivity Solutions business unit comprised approximately 41% and 42% of the Company's net revenues for the quarters ended September 30, 1998 and 1997, respectively, and net revenues in absolute dollars were relatively flat. Revenues increased for pcANYWHERE for Windows 95 and a new product, pcTelecommute, which was offset by decreases in revenues for ACT! for Windows, WinFax PRO and WinFax Lite. The Remote Productivity Solutions business unit comprised approximately 41% and 42% of net revenues for the six month periods ended September 30, 1998 and 1997, respectively. The absolute dollar increase for the six month comparable September periods was primarily due to increased revenues for pcANYWHERE for Windows 95 partially offset by decreased revenues for WinFax PRO for Windows 95, WinFax Lite and WinFax PRO.

Internet Tools and Other, which includes products providing an easy to use Java development environment and revenues from products nearing the end of their life cycles, comprised approximately 3% and 6% of the Company's net revenues in the quarters ended September 30, 1998 and 1997, respectively and 5% and 6% for the six month periods ended September 30, 1998 and 1997, respectively. The business unit's net revenues decreased in the quarter ended September 30, 1998 over the quarter ended September 30, 1997 primarily due to reductions in revenues from products in Internet Tools and reductions in revenues from products nearing the end of their life

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



cycles. The business unit's net revenues increased in the comparable six month September periods due to increased product sales in Internet Tools, which included $6 million of revenue from a contract with a single customer, partially offset by decreased revenues from products nearing the end of their life cycles.

INTERNATIONAL. Net revenues from international sales outside of North America were $45 million and $40 million and represented 35% and 31% of total net revenues in the quarters ended September 30, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in Europe, Middle East and Africa ("EMEA") partially offset by decreases in Latin America due to their economic slowdown.

Net revenues from international sales outside of North America were $93 million and $80 million and represented 35% and 32% of net revenues in the six month periods ended September 30, 1998 and 1997. The increase in net revenues was the result of sales growth in EMEA and Japan.

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

Gross margin increased to 84% of net revenues in the three month period ended September 1998 from 83% in the three month period ended September 1997. Gross margin increased to 84% from 83% in the six month periods ended September 30, 1998 and 1997, respectively.

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

CAPITALIZED SOFTWARE. During the September 1998 quarter, Symantec capitalized approximately $11 million of software technology acquired as part of the Company's acquisition of Intel's anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). During the June 1998 quarter, Symantec capitalized approximately $17 million of software technology acquired as part of the Company's acquisition of the operations of Binary (See
Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

Amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled approximately $1 million and less than $1 million in the three month periods ended September 30, 1998 and 1997, respectively. In addition, amortization of capitalized software, including amortization and write-off of both purchased product rights and capitalized software development expenses, totaled approximately $2 million and $1 million for the six month periods ended September 30, 1998 and 1997, respectively. Symantec expects capitalized software amortization to increase in future periods. Symantec is expected to record approximately $1 million of capitalized software amortization per quarter, over the next 15 quarters, related to amounts capitalized as part of the acquisition of certain assets of Binary. In addition, Symantec is expected to record less than $1 million of capitalized software amortization per quarter, over the next 20 quarters, related to amounts capitalized as part of the acquisition of Intel's anti-virus business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses were 20% and 18% of net revenues for the three month periods ended September 30, 1998 and 1997, and 19% and 18% of net revenues for the six month periods ended September 30, 1998 and 1997. Research and development expenses are charged to operations as incurred.

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

SALES AND MARKETING EXPENSES.

Sales and marketing expenses were 54% and 48% of net revenues in the three month periods ended September 30, 1998 and 1997 and 52% and 49% of net revenues in the six month periods ended September 30, 1998 and 1997. The increase in sales and marketing expenses as a percentage of revenue for the comparable three and six month September periods is abnormally high due to actual revenue coming in below estimates partially due to the general softness in the retail market. The absolute dollar increase in sales and marketing expenses in both the three and six month comparable September periods is due to increases in employee related expenses and advertising and promotion expenditures. The increase in advertising expenditures for the six month comparable September periods primarily related to the Company's Security and Assistance business unit.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses increased approximately 12% to $10 million in the three month period ended September 30, 1998 from $9 million in the three month period ended September 30, 1997. General and administrative expenses increased 7% to $19 million in the six month period ended September 30, 1998 from $18 million in the six month period ended September 30, 1997. The absolute dollar increase for both the three and six month comparable September periods primarily related to expenses incurred as a result of the termination of a management consulting contract during the September 1998 quarter. General and administrative expenses were 8% and 7% of net revenues in the three month periods ended September 30, 1998 and 1997 and 7% for both of the six month periods ended September 30, 1998 and 1997.

INTANGIBLE AMORTIZATION FROM ACQUISITIONS.

Intangible amortization from acquisitions totaled approximately $0.8 million and $1.1 million for the three and six month periods ended September 30, 1998, respectively, in connection with the acquisitions of IBM's anti-virus business and Binary's operations in the June 1998 quarter (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.

Acquired in-process research and development expenses were approximately $5 million in the three month period ended September 30, 1998 in connection with the acquisition of Intel's anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). Acquired in-process research and development expenses were approximately $19 million in the six month period ended September 30, 1998. In addition to the approximately $5 million recorded in connection with the acquisition of Intel's anti-virus business, Symantec recognized acquired in-process research and development expenses of $7 million each, related to the acquisitions of IBM's anti-virus business and Binary's operations in the June 1998 quarter (See Note 8 of Notes to Consolidated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



Financial Statements in this Form 10-Q/A). There were no acquired in-process research and development expenses recognized in the three and six month periods ended September 30, 1997.

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

The Company determined the fair value of the in-process technology for each of the purchases by estimating the projected cash flows related to these projects, including the cost to complete the in-process technologies and future revenues to be earned upon commercialization of the products. Symantec discounted the resulting cash flows back to their net present values and based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

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

The Company estimated marketing and sales expenses for the in-process technology to be 31% as a percentage of revenue throughout the valuation period. Based on historical general and administrative expenses, the Company estimated general and administrative expenses to be 7% throughout the period of analysis.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



The Company assumed revenue attributable to Intel's in-process technology to be approximately $12 million during the first year, increasing to approximately $13 million during the second year and then declining at annual rates ranging from 35% to 77% during the remaining three years of the five year projection as other technologies enter the marketplace. The Company projected annual revenues to range from approximately $13 million to $1 million over the projected period. The Company based these estimates on revenue estimates of the acquired LDVP business, aggregate growth rates for the anti-virus business as a whole, anticipated revenue to be earned from future corporate product offerings, anticipated product development cycles and the life of the underlying technology.

Based on the Company's historical experience with similar products, the Company estimated marketing and sales expenses for the in-process technology to be 43% as a percentage of revenue throughout the valuation period. Based on Symantec's historical general and administrative expenses, the Company estimated general and administrative expenses to be 8% throughout the period of analysis.

The Company assumed operating profit before acquisition related amortization charges to be approximately $5 million during the first year, increasing by 7% during the second year and then declining at annual rates ranging from 34% to 77% during the remaining periods, resulting in annual operating profits ranging between approximately $5 million and less than $1 million. The Company assumed a growth rate for operating profits, which are slightly higher than revenue projections, when projecting the operating profit during the early years. The higher growth rate is attributable to the increase in revenues discussed above as the technology is integrated more deeply into our product offerings, while research costs remain constant.

The Company estimated costs to be incurred to reach technological feasibility of in-process technologies from Intel as of the date of the product being delivered to Symantec to total approximately $1 million. The Company estimated the in-process technology to be 88.1% complete at that time. The Company projected the introduction of acquired in-process technologies in early/mid 1999.

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


LITIGATION JUDGMENT.

There were no litigation judgment expenses recorded in the three months ended September 30, 1998. Litigation judgment expenses totaled approximately $6 million in the six month period ended September 30, 1998. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by Symantec when it purchased Delrina Corporation (See Note 6 of Notes to Consolidated Financial Statements in this Form 10-Q/A). There were no litigation judgment expenses recorded in the three and six month periods ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



RESTRUCTURING AND OTHER EXPENSES.

Restructuring and other expenses consisted of the following:

                                              Three Months Ended          Six Months Ended
                                                   September 30,             September 30,
                                           ---------------------     ---------------------
(In thousands; unaudited)                      1998         1997         1998         1997
--------------------------------------     --------     --------     --------     --------
Personnel severance                        $  3,800     $     --     $  3,800     $     --
Planned abandonment of manufacturing
  facility lease                              1,305           --        1,305           --
                                           --------     --------     --------     --------
Total restructuring and other expenses     $  5,105     $     --     $  5,105     $     --
                                           ========     ========     ========     ========

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

INCOME, NET OF  EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES.

Income from sale of technologies and product lines was approximately $10 million for both of the three month periods ended September 30, 1998 and 1997, and $25 million and $22 million in the six month periods ended September 30, 1998 and 1997, respectively. This income is related to the sale of certain software products,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



technologies and tangible assets to JetForm Corporation and the Hewlett-Packard Company during fiscal 1997. Payments from JetForm were higher in the three and six month periods ended September 30, 1998 over the three and six month periods ended September 30, 1997 primarily due to a past amendment to the JetForm agreement accelerating the payment schedule. In addition, JetForm payments were lower in the three month period ended September 30, 1998 as compared to the three month period ended June 30, 1998, and payments are expected to decline in future periods through the June 2000 quarter.

INCOME TAX PROVISION.

The effective tax rate on income before income taxes, excluding charges for acquired in-process research and development expenses, for the three and six months ended September 30, 1998 was 32%. The effective tax rate for the three and six months ended September 30, 1997 was 23%.

The tax provision for the six months ended September 30, 1998 consists of two items: a $12 million (or 32% effective tax rate) provision on income before income taxes of $40 million. The $40 million excludes a $19 million charge for acquired in-process research and development expenses. In addition, the $12 million tax provision is partially offset by a $2 million tax benefit on the $19 million charge for acquired in-process research and development. A valuation allowance has been established for the portion of the deferred tax asset attributable to the acquired in-process research and development charges that is not expected to be realized within five years.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, short-term investments and long-term investments decreased $53 million to $207 million at September 30, 1998 from $260 million at March 31, 1998. This decrease was largely due to the repurchase of 1.7 million shares of Symantec common stock for approximately $40 million during the September 1998 quarter. In addition, portions of the decrease were due to the acquisition of Binary's operations for $27.5 million and an $8 million payment to IBM during the quarter ended June 30, 1998 related to the acquisition of its anti-virus business (See
Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

In addition to cash, short-term investments and long-term investments of $207 million, the Company has $67 million of restricted investments related to collateral requirements under certain lease agreements entered into during fiscal 1997. Symantec is obligated under these lease agreements for two existing office buildings (Cupertino City Center One or "CCC1" and World Head Quarters or "WHQ"), one parcel of land and one office building (Cupertino City Center Five or "CCC5") under construction in Cupertino, California to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements.

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

Net cash provided by operating activities was approximately $43 million for the six months ended September 30, 1998 and was comprised of the Company's net income of approximately $10 million, offset by non-cash related expenses of approximately $32 million and a net decrease in assets and liabilities, excluding effects of acquisitions, of approximately $1 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes to Consolidated Financial Statements included herein on page 10 of this Form 10-Q/A.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Information with respect to this item is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements in this Form 10-Q/A.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Symantec was held on September 17, 1998.

(b) Matters voted on at the meeting and votes cast on each were as follows:

                                                           Total Vote      Authority
                                            Total Vote       Withheld       Withheld
                                              For Each      From Each       From All
                                              Director       Director       Nominees
                                            ----------     ----------     ----------
1.  To elect seven directors to
    Symantec's Board of Directors, each
    to hold office until his or her
    successor is elected and qualified
    or until his or her earlier
    resignation or removal

    Tania Amochaev ....................     49,865,846        566,368             --
    Charles M. Boesenberg .............     49,617,313        815,024             --
    Walter W. Bregman .................     49,866,675        565,662             --
    Carl D. Carman ....................     49,641,673        790,542             --
    Gordon E. Eubanks, Jr..............     49,548,405        883,932             --
    Robert S. Miller ..................     49,828,545        603,792             --
    Robert R. B. Dykes ................     49,616,528        815,809             --

                                                                                                 Broker
                                                    For         Against         Abstain     "Non-Votes"
                                             ----------      ----------      ----------     -----------
2.  To consider and act upon a proposal      27,176,496      23,121,228         135,223              --
    to (i) amend Symantec's 1996 Equity
    Incentive Plan (the "96 Plan") to
    make available for issuance an
    additional 2,275,148 shares of
    Symantec Common Stock, which will
    raise the 96 Plan's limit on shares
    that may be issued pursuant to
    awards granted from 6,726,654 to
    9,001,802, (ii) provide formula
    grants of option awards to
    non-employee directors of Symantec
    and (iii) make certain technical
    changes to the 96 Plan

                                                                                                 Broker
                                                    For         Against         Abstain     "Non-Votes"
                                             ----------      ----------      ----------     -----------
3.  To consider and act upon a proposal      47,842,258       2,469,827         119,191              --
    to adopt Symantec's 1998 Employee
    Stock Purchase Plan and reserve
    500,000 shares of Symantec Common
    Stock for issuance thereunder

4.  To consider and act upon a proposal      50,303,004          47,562          82,381              --
    to ratify the Board of Director's
    selection of Ernst & Young L.L.P
    as Symantec's independent auditors
    for the 1999 fiscal year


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q/A or are incorporated by reference:

    10.01 Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California.
               (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998.)

    10.02      (i) Participation agreement, as amended by that certain Master
               Amendment No. 2, dated as of September 21, 1998, by and among Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and
               The Sumitomo Bank, Limited. (ii) Pledge agreement, as amended, by that certain Master Amendment No. 2, dated as of September 21,
               1998, by and among Symantec, the Bank, and Donaldson, Lufkin &
               Jenrette Securities Corporation. (Incorporated by reference to
               Exhibit 10.02 filed with the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1998.)

    10.03 Software license agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current
               Report of Form 8-K filed October 5, 1998). (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998.)

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

    10.06 Agreement for exchange and purchase and escrow instructions, dated September 22, 1998, by and between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

    10.07 Agreement for exchange and purchase and escrow instructions, as amended, dated November 4, 1998 by and between Symantec
               Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998.)

    27.01      Financial Data Schedule for the Six Months Ended September 30,
               1998 (restated)

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

Date:  August 20, 1999                  SYMANTEC CORPORATION



                                        By       /s/ John W. Thompson
                                           -------------------------------------
                                                 John W. Thompson
                                                 Chairman, President and
                                                 Chief Executive Officer


                                        By       /s/ Gregory Myers
                                           -------------------------------------
                                                 Gregory Myers
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

APPENDIX TO EXHIBITS

    Exhibits.  The following exhibits are filed as part of this Form 10-Q/A or are incorporated by reference:

    10.01 Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California.
               (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1998.)

    10.02      (i) Participation agreement, as amended by that certain Master
               Amendment No. 2, dated as of September 21, 1998, by and among Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and
               The Sumitomo Bank, Limited. (ii) Pledge agreement, as amended, by that certain Master Amendment No. 2, dated as of September 21,
               1998, by and among Symantec, the Bank, and Donaldson, Lufkin &
               Jenrette Securities Corporation. (Incorporated by reference to
               Exhibit 10.02 filed with the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1998.)

    10.03 Software license agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current
               Report of Form 8-K filed October 5, 1998). (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998.)

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

    10.06 Agreement for exchange and purchase and escrow instructions, dated September 22, 1998, by and between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

    10.07 Agreement for exchange and purchase and escrow instructions, as amended, dated November 4, 1998 by and between Symantec
               Corporation and TST Development, L.L.C.

    27.01      Financial Data Schedule for the Six Months Ended September 30,
               1998 (restated.)

    27.02      Financial Data Schedule for the Six Months Ended September 30,
               1997 (restated.)

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