Form 10-Q/A
period 1999-01-01
SYMANTEC CORP
filed 1999-09-01
CIK 849399

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

                              SYMANTEC CORPORATION

                                   FORM 10-Q/A

                     QUARTERLY PERIOD ENDED JANUARY 1, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1. Financial Statements
        Consolidated Balance Sheets
           as of December 31, 1998 and March 31, 1998............................. 3

        Consolidated Statements of Operations
           for the three and nine month periods ended December 31, 1998 and 1997.. 4

        Consolidated Statements of Cash Flow
           for the nine months ended December 31, 1998 and 1997................... 5

        Notes to Consolidated Financial Statements................................ 6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................................17

Item 3. Quantitative and Qualitative Disclosures about Market Risk................36

                             PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................37

Item 6. Exhibits and Reports on Form 8-K..........................................37

Signatures. ......................................................................38

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                             RESTATED
                                                                            ------------
                                                                            December 31,       March 31,
(In thousands)                                                                 1998              1998
                                                                            ------------       ---------
ASSETS                                                                       (unaudited)
Current assets:
    Cash and short-term investments                                          $ 182,776         $ 225,883
    Trade accounts receivable                                                   61,586            65,158
    Inventories                                                                  6,890             3,175
    Deferred income taxes                                                       21,775            19,677
    Other                                                                       15,355            14,646
                                                                             ---------         ---------
      Total current assets                                                     288,382           328,539

Long-term investments                                                            8,586            34,258
Restricted investments                                                          68,877            59,370
Equipment and leasehold improvements                                            53,831            50,030
Purchased product rights and capitalized software                               33,674             1,470
Goodwill                                                                        58,120                --
Other                                                                            5,655             2,793
                                                                             ---------         ---------
                                                                             $ 517,125         $ 476,460
                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $  48,157         $  34,171
    Accrued compensation and benefits                                           20,622            21,332
    Other accrued expenses                                                     106,868            64,532
    Income taxes payable                                                        10,922            24,634
    6% convertible senior subordinated notes                                    25,000                --
    Current portion of 7.75% convertible subordinated debentures                 8,333             8,333
                                                                             ---------         ---------
      Total current liabilities                                                219,902           153,002

7.75% convertible subordinated debentures and other                              5,951             5,951
Long-term obligations                                                            1,455                --
                                                                             ---------         ---------
      Total long-term liabilities                                                7,406             5,951
Commitments and contingencies Stockholders' equity:
    Preferred stock (authorized: 1,000; issued and outstanding: none)               --                --
    Common stock (authorized: 100,000; issued and outstanding: 55,509
      and 57,109 shares)                                                           555               571
    Capital in excess of par value                                             292,936           310,949
    Minority interest in Quarterdeck                                            (8,136)               --
    Notes receivable from stockholders                                            (144)             (144)
    Retained earnings                                                           23,341            18,690
    Accumulated other comprehensive loss                                       (18,735)          (12,559)
                                                                             ---------         ---------
      Total stockholders' equity                                               289,817           317,507
                                                                             ---------         ---------
                                                                             $ 517,125         $ 476,460
                                                                             =========         =========

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    RESTATED
                                                             ---------------------------------------------------------------
                                                                      Three Months Ended                   Nine Months Ended
                                                                            December 31,                        December 31,
                                                             ---------------------------         ---------------------------
(In thousands, except per share data; unaudited)                  1998              1997              1998              1997
-----------------------------------------------------        ---------         ---------         ---------         ---------
Net revenues                                                 $ 155,206         $ 137,784         $ 423,010         $ 390,148
Cost of revenues                                                26,488            22,591            68,108            65,900
                                                             ---------         ---------         ---------         ---------
    Gross margin                                               128,718           115,193           354,902           324,248
Operating expenses:
    Research and development                                    24,407            21,907            75,143            67,079
    Sales and marketing                                         71,815            68,161           212,212           191,095
    General and administrative                                   8,436             9,505            27,692            27,563
    Intangible amortization from acquisition                     2,056                --             3,165                --
    In-process research and development                          7,560                --            26,725                --
    Litigation judgment                                             --                --             5,825                --
    Restructuring and other expenses                                --                --             5,105                --
                                                             ---------         ---------         ---------         ---------

    Total operating expenses                                   114,274            99,573           355,867           285,737
                                                             ---------         ---------         ---------         ---------
Operating income (loss)                                         14,444            15,620              (965)           38,511
    Interest income                                              2,676             3,290            11,157             9,458
    Interest expense                                              (475)             (318)           (1,126)             (897)
    Income, net of expense, from sale of technologies
      and product lines                                          9,850            10,456            35,198            32,121
    Other income, net                                              420                67             2,500               721
                                                             ---------         ---------         ---------         ---------
Income before income taxes                                      26,915            29,115            46,764            79,914
    Provision for income taxes                                  11,032             7,279            21,321            18,963
                                                             ---------         ---------         ---------         ---------
Net income                                                   $  15,883         $  21,836         $  25,443         $  60,951
                                                             =========         =========         =========         =========

Net income per share - basic                                 $    0.29         $    0.39         $    0.45         $    1.09
                                                             =========         =========         =========         =========
Net income per share - diluted                               $    0.28         $    0.37         $    0.44         $    1.02
                                                             =========         =========         =========         =========

Shares used to compute net income
    per share - basic                                           55,531            56,277            56,675            55,891
                                                             =========         =========         =========         =========
Shares used to compute net income
    per share - diluted                                         57,633            60,100            59,652            59,991
                                                             =========         =========         =========         =========

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                           RESTATED
                                                                                           --------
                                                                                                     Nine Months Ended
                                                                                                          December 31,
                                                                                           ---------------------------
(In thousands; unaudited)                                                                       1998              1997
-----------------------------------------------------------------------------------        ---------         ---------
Operating Activities:
  Net income                                                                               $  25,443         $  60,951
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of equipment and leasehold improvements                     19,145            19,075
    Amortization and write-off of purchased product rights and capitalized software            3,952             1,137
    Amortization of goodwill                                                                   3,064                --
    Write-off of in-process research and development                                          26,725                --
    Write-off of equipment and leasehold improvements                                            298             1,382
    Deferred income taxes                                                                     (2,237)               65
    Net change in assets and liabilities, excluding effects of acquisitions:
      Trade accounts receivable                                                               11,095           (18,955)
      Inventories                                                                             (3,328)              388
      Other current assets                                                                     2,317            (4,909)
      Capitalized software development costs                                                      --                26
      Other assets                                                                               490              (398)
      Accounts payable                                                                         1,951             4,875
      Accrued compensation and benefits                                                       (2,771)            3,257
      Other accrued expenses                                                                  13,584             9,875
      Income taxes payable                                                                   (13,869)           10,696
                                                                                           ---------         ---------
Net cash provided by operating activities                                                     85,859            87,465
                                                                                           ---------         ---------

Investing Activities:
  Capital expenditures                                                                       (19,177)          (20,148)
  Purchased intangibles                                                                       (3,901)             (554)
  Purchase of IBM's anti-virus business                                                       (8,000)               --
  Purchase of Binary Research Limited's operations                                           (27,500)               --
  Purchase of majority interest in Quarterdeck Corporation                                   (30,278)               --
  Purchase of Intel's anti-virus business                                                    (11,889)               --
  Purchases of marketable securities                                                        (128,633)         (176,927)
  Proceeds from sales of marketable securities                                               212,018           129,526
  Purchases of long-term, restricted investments                                              (9,507)           (7,626)
                                                                                           ---------         ---------
Net cash used in investing activities                                                        (26,867)          (75,729)
                                                                                           ---------         ---------

Financing Activities:
  Repurchase of common stock                                                                 (56,341)          (21,346)
  Net proceeds from sales of common stock and other                                           16,739            23,707
                                                                                           ---------         ---------
Net cash (used in)  provided by financing activities                                         (39,602)            2,361
                                                                                           ---------         ---------

Effect of exchange rate fluctuations on cash and cash equivalents                             (8,252)           (3,130)
Increase in cash and cash equivalents                                                         11,138            10,967
Beginning cash and cash equivalents                                                          139,013            95,758
                                                                                           ---------         ---------
Ending cash and cash equivalents                                                           $ 150,151         $ 106,725
                                                                                           =========         =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 1998 and for the three and nine month periods ended December 31, 1998 and 1997, are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1998. The results of operations for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

During the December 1998 quarter, the Company acquired a 63% interest in Quarterdeck Corporation ("Quarterdeck"). Under purchase accounting rules, Symantec's operations have been combined with Quarterdeck's from the point the equity interest was acquired. Symantec's equity section of the balance sheet includes a minority interest line, which represents 37% of Quarterdeck's net deficit (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). During the September 1998 quarter, the Company acquired Intel Corporation's ("Intel") anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). During the June 1998 quarter, the Company acquired International Business Machine's ("IBM") anti-virus business and Binary Research Limited's ("Binary") operations (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in the Company's consolidated financial statements since the date of acquisition.

This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three- and nine-month periods ended December 31, 1998 and 1997, which was filed on February 12, 1999. The Company received a comment letter from the Securities and Exchange Commission with respect to its Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. We re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarter ended December 31, 1998, are restated for the adjustments made to our acquisitions of Binary and IBM's anti-virus business. Also as a result of the comment letter, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from revenue to income, net of expense, from sale of technologies and product lines.

As a result of the restatement contained in this Form 10-Q/A, the Company is reporting net income for the three- and nine-months ended December 31, 1998 of $15.9 million and $25.4 million, or $0.28 and $0.44 per share, rather than a net income of $16.2 million and $13.2 million, or $0.28 and $0.23 per share, respectively, which was reported in the Company's originally filed report on Form10-Q.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

NOTE 2. BALANCE SHEET INFORMATION

                                                                                    RESTATED
                                                                                ------------
                                                                                December 31,         March 31,
(In thousands)                                                                          1998              1998
---------------------------------------------------------------------------       ----------         ---------
                                                                                  (unaudited)
Cash, cash equivalents and short-term investments:
  Cash                                                                             $  52,886         $  28,236
  Cash equivalents                                                                    97,265           110,777
  Short-term investments                                                              32,625            86,870
                                                                                   ---------         ---------
                                                                                   $ 182,776         $ 225,883
                                                                                   =========         =========
Trade accounts receivable:
  Receivables                                                                      $  67,414         $  69,574
  Less: allowance for doubtful accounts                                               (5,828)           (4,416)
                                                                                   ---------         ---------
                                                                                   $  61,586         $  65,158
                                                                                   =========         =========
Inventories:
  Raw materials                                                                    $   2,043         $   1,091
  Finished goods                                                                       4,847             2,084
                                                                                   ---------         ---------
                                                                                   $   6,890         $   3,175
                                                                                   =========         =========
Equipment and leasehold improvements:
  Computer hardware and software                                                   $ 130,110         $ 107,724
  Office furniture and equipment                                                      33,225            29,407
  Leasehold improvements                                                              24,376            21,038
                                                                                   ---------         ---------
                                                                                     187,711           158,169
  Less: accumulated depreciation and amortization                                   (133,880)         (108,139)
                                                                                   ---------         ---------
                                                                                   $  53,831         $  50,030
                                                                                   =========         =========
Purchased product rights and capitalized software:
  Purchased product rights and technologies                                        $  42,559         $   1,358
  Capitalized software development costs                                               2,363             2,414
  Less: accumulated amortization of purchased product rights and technologies         (9,045)             (563)
  Less: accumulated amortization of capitalized software development costs            (2,203)           (1,739)
                                                                                   ---------         ---------
                                                                                   $  33,674         $   1,470
                                                                                   =========         =========
Other accrued expenses:
  Deferred revenue                                                                 $  46,090         $  25,537
  Marketing development funds                                                         10,545            12,815
  Current obligations related to the purchase of Quarterdeck                           9,000                --
  Current obligations related to the purchase of IBM anti-virus business               8,000                --
  Other                                                                               33,233            26,180
                                                                                   ---------         ---------
                                                                                   $ 106,868         $  64,532
                                                                                   =========         =========
Accumulated other comprehensive income loss:
  Unrealized (loss) gain on available-for-sale investments                         $    (625)        $     157
  Cumulative translation adjustment                                                  (18,110)          (12,716)
                                                                                   ---------         ---------
                                                                                   $ (18,735)        $ (12,559)
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

                                                            Three Months Ended             Nine Months Ended
                                                                  December 31,                  December 31,
                                                       -----------------------        ----------------------
                                                       RESTATED                      RESTATED
                                                       --------                      --------
(In thousands, except per share data; unaudited)           1998           1997           1998           1997
------------------------------------------------        -------        -------        -------        -------
BASIC NET INCOME PER SHARE
Net income                                              $15,883        $21,836        $25,443        $60,951
                                                        =======        =======        =======        =======
Weighted average number of common
    shares outstanding during the period                 55,531         56,277         56,675         55,891
                                                        =======        =======        =======        =======
Basic net income per share                              $  0.29        $  0.39        $  0.45        $  1.09
                                                        =======        =======        =======        =======

DILUTED NET INCOME PER SHARE
Net income                                              $15,883        $21,836        $25,443        $60,951
Interest on convertible subordinated
    debentures, net of income tax effect                    169            169            507            523
                                                        -------        -------        -------        -------
Net income, as adjusted                                 $16,052        $22,005        $25,950        $61,474
                                                        =======        =======        =======        =======
Weighted average number of common
    shares outstanding during the period                 55,531         56,277         56,675         55,891
Shares issuable from assumed exercise
    of options                                              912          2,633          1,787          2,870
Shares issuable from assumed conversion
    of convertible subordinated debentures                1,190          1,190          1,190          1,230
                                                        -------        -------        -------        -------

Total shares for purpose of calculating
    diluted net income per share                         57,633         60,100         59,652         59,991
                                                        =======        =======        =======        =======
Diluted net income per share                            $  0.28        $  0.37        $  0.44        $  1.02
                                                        =======        =======        =======        =======



NOTE 4. RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:

                                                      Three Months Ended              Nine Months Ended
                                                            December 31,                   December 31,
                                              --------------------------        -----------------------
(In thousands; unaudited)                          1998             1997          1998             1997
--------------------------------------        ---------        ---------        ------        ---------
Personnel severance                           $      --        $      --        $3,800        $      --
Planned abandonment of manufacturing
  facility lease                                     --               --         1,305               --
                                              ---------        ---------        ------        ---------
Total restructuring and other expenses        $      --        $      --        $5,105        $      --
                                              =========        =========        ======        =========


During the quarter ended September 30, 1998, the Company implemented a plan to restructure certain of its operations, which included outsourcing its domestic manufacturing operations. As a result, it recorded $3.8 million

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

NOTE 5. COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," beginning with the quarter ended June 30, 1998. SFAS No. 130 establishes new rules for the reporting and disclosure of comprehensive income and its components; however, it has no impact on net income or stockholders' equity. The components of comprehensive income, net of tax, are as follows:

                                                                   Three Months Ended                 Nine Months Ended
                                                                         December 31,                      December 31,
                                                            -------------------------         -------------------------
                                                            RESTATED                          RESTATED
                                                            --------                          --------
(In thousands; unaudited)                                       1998             1997             1998             1997
----------------------------------------------------        --------         --------         --------         --------
Net income                                                  $ 15,883         $ 21,836         $ 25,443         $ 60,951
Other comprehensive income (loss):
    Add: change in unrealized gain (loss) on
         available-for-sale investments,
         net of a tax provision (benefit) of ($184),
         $35, ($222) and $65                                    (392)             117             (472)             218
    Less: reclassification adjustment for gains
         included in net income,
         net of a tax provision of $0, $0,
         $146 and $0                                              --               --             (310)              --
    Add: change in cumulative translation
         adjustment ("CTA"), net of a tax
         benefit of ($62), ($547), ($1,934)
         and ($1,033)                                           (131)          (1,830)          (4,110)          (3,457)
    Less: reclassification adjustment for CTA
         included in net income,
         net of a tax provision of $0,
         $0, ($604) and $0                                        --               --           (1,284)              --
                                                            --------         --------         --------         --------
Total other comprehensive loss                                  (523)          (1,713)          (6,176)          (3,239)
                                                            --------         --------         --------         --------
Comprehensive income                                        $ 15,360         $ 20,123         $ 19,267         $ 57,712
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

NOTE 8. ACQUISITIONS

Effective May 18, 1998, Symantec entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, Symantec assumed the majority of IBM's license arrangements with customers of IBM anti-virus. In return for the various rights acquired by Symantec from IBM, Symantec agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received by Symantec from distribution of immune-enabled Symantec products and immune services provided by Symantec using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. Symantec also entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. In addition, Symantec assumed liabilities of $3 million and incurred additional expenses of approximately $1 million as part of the transaction. As of December 31, 1998, Symantec paid IBM $8.0 million in cash with the remaining $8.0 million payable in two equal installments in August 1999 and November 1999. Under the transaction, Symantec recorded approximately $7 million for in-process research and development, $12 million for goodwill and $1 million for certain prepaid research and development and other assets. The amount of in-process research and development was established by a valuation specialist based on management's estimates. The goodwill will be amortized over 5 years. As of December 31, 1998, the Company incurred approximately $1.4 million in goodwill amortization expense related to this asset.

On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased the operations of Binary, an Auckland, New Zealand based company, for approximately $28 million, which included approximately $1 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $7 million for in-process research and development, $17 million for capitalized software technology, with the remaining $4 million of the purchase price allocated to goodwill, net tangible and intangible assets. The amount of in-process research and development was established by a valuation specialist based on management's estimates. The capitalized software, goodwill and intangibles are being amortized over a 4-year period. As of December 31, 1998, the Company has incurred approximately $2.5 million of capitalized software amortization and $0.5 million of goodwill amortization expense related to these assets.

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

On October 15, 1998, Symantec signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, Symantec completed its tender offer for the common stock of Quarterdeck acquiring an approximately 63% interest. Symantec intends to acquire Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement signed on October 15, 1998. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $7.6 million of acquired in-process research and development, $4.4 million of capitalized software technology, $45.6 million of goodwill and $1.8 million was allocated to other intangibles. The amounts included in the Company's financial statements represent approximately 63% of the total amount Symantec will ultimately record once the merger is completed. The amount of in-process research and development was established by a valuation specialist based on management's estimates. As of December 31, 1998, the Company incurred approximately $0.1 million of capitalized software amortization expense and $1.1 million of goodwill amortization expense related to this acquisition. The workforce in place is being amortized over 2 years. The capitalized software, goodwill and other intangibles will be amortized over a 5 year period (See Agreement and Plan of Merger, dated October 15, 1998, among Symantec, Purchaser, and Quarterdeck filed with Symantec's Schedule 14D-1 on October 19, 1998). Through its acquisition of a majority interest in Quarterdeck, Symantec inherited Quarterdeck's 6% convertible senior subordinated notes ("Notes"). Quarterdeck issued $25 million principal amount of Notes, due 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes are required to be paid in full without any premium upon the earlier of consummation of the Merger or March 31, 1999.

PRO FORMA. The following unaudited pro forma results of operations for the three and nine month periods ended December 31, 1998 and 1997 are as if the acquisition of Binary and Quarterdeck had occurred at the beginning of each period presented. The pro forma information excludes approximately $7.6 million and $14.7 million of in-process research and development for the three month and nine month periods ended December 31, 1998, respectively. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of each period presented or of future operating results.

                                                                            RESTATED                               RESTATED
                                                        ----------------------------        -------------------------------
                                                                  Three Months Ended                      Nine Months Ended
                                                                        December 31,                           December 31,
                                                        ----------------------------        -------------------------------
(In thousands, except per share data; unaudited)              1998              1997                1998               1997
------------------------------------------------        ----------        ----------        ------------        -----------
Net revenues                                            $  155,481        $  161,515        $    442,961        $   454,730
                                                        ==========        ==========        ============        ===========
Net income                                              $   17,811        $   21,714        $     36,073        $    38,303
                                                        ==========        ==========        ============        ===========
Basic net income per share                              $     0.32        $     0.39        $       0.64        $      0.69
                                                        ==========        ==========        ============        ===========
Diluted net income per share                            $     0.31        $     0.36        $       0.61        $      0.65
                                                        ==========        ==========        ============        ===========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 9. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                        December 31,
(In thousands; unaudited)                                      1998
-------------------------                               -----------
Binary
    Fair value of assets acquired                           $27,500
                                                            =======
    Cash paid                                               $27,500
                                                            =======

IBM Immune System Technology and anti-virus business
    Fair value of assets acquired                           $20,250
                                                            =======
    Expenses incurred                                       $ 1,250
    Liabilities assumed                                       3,000
    Current obligation                                        8,000
    Cash paid                                                 8,000
                                                            -------
        Total                                               $20,250
                                                            =======

Intel's anti-virus business
    Fair value of assets acquired                           $16,525
                                                            =======
    Current obligations                                     $ 3,181
    Long-term obligations                                     1,455
    Cash paid                                                11,889
                                                            -------
        Total                                               $16,525
                                                            =======
Majority Interest in Quarterdeck
    Majority Interest in Quarterdeck                        $59,347
                                                            =======
    Expenses incurred                                       $   518
    Net liabilities assumed                                  28,551
    Cash paid                                                30,278
                                                            -------
        Total                                               $59,347
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

NOTE 11. LEASED BUILDINGS

In fiscal 1997, Symantec entered into lease agreements for two existing office buildings (Cupertino City Center One or "CCC1" and World Head Quarters or "WHQ"), one parcel of land and one office building under construction (Cupertino City Center Five or "CCC5") in Cupertino, California. In connection with these leases, the Company is required to maintain a restricted cash balance invested in U.S. treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. In addition, the Company is obligated to comply with certain financial covenants. Future acquisitions may cause the Company to be in violation of these financial covenants, at which time the Company will need to have the covenants amended or waived. On September 22, 1998, an agreement was entered into, subject to certain closing conditions, whereby the landlord intends to exchange CCC5 for another leased building (Cupertino City Center Two or "CCC2") both located in Cupertino, California. If this transaction is consummated, Symantec would move both personnel and equipment into CCC2 once certain tenant improvements are completed. In conjunction with this move, Symantec would be relieved of responsibility for its lease of WHQ. Due diligence for the aforementioned exchange was completed on December 15, 1998, and the parties completed the transaction on February 10, 1999.

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

Symantec typically incurs significant expenses in connection with its acquisitions, which have a significant adverse impact on the Company's profitability and financial resources. Future acquisitions may have a significant adverse impact on the Company's future profitability and financial resources (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

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

SUB-PROJECT                      PHASE AND STATUS OR DUE DATE
--------------------------------------------------------------------------------

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

RISK OF ACCOUNTING TREATMENT. The Company has received requests from the staff of the Securities and Exchange Commission ("SEC") for additional information regarding the accounting for certain of its acquisitions, including questions relating to the write-off of associated in-process research and development costs. The Company has adjusted this Form 10-Q/A to address the SEC's requests. In addition, the staff of the SEC could again in the future require the Company to retroactively record any adjustments or reclassifications, the effect could have an adverse impact on the future trading prices of the Company's common stock.

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

This report on Form 10-Q/A is being filed to restate the Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three- and nine-month periods ended December 31, 1998 and 1997, which was filed on February 12, 1999. The Company received a comment letter from the Securities and Exchange Commission with respect to our Form 10-K for the fiscal year ended March 31, 1998 and Form 10-Q for the quarter ended September 30, 1998. The comment letter contained questions related to accounting for certain acquisitions, including questions related to the write-off of associated in-process research and development costs. The Company re-evaluated the Binary and IBM transactions and the related in-process research and development costs as well as the other questions raised in the comment letter. As a result, final operating results for the quarter ended December 31, 1998, are restated for the adjustments made to our acquisitions of Binary and IBM's anti-virus business. Also as a result of the comment letter, we have reclassified our financial results related to the sales of our electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard Corporation from revenue to income, net of expense, from sale of technologies and product lines.

As a result of the restatement contained in this Form 10-Q/A, the Company is reporting net income for the three- and nine-months ended December 31, 1998 of $15.9 million and $25.4 million, or $0.28 and $0.44 per share, rather than a net income of $16.2 million and $13.2 million, or $0.28 and $0.23 per share, respectively, which was reported in the Company's originally filed report on Form10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following table sets forth each item from the consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                      Three Months                           Nine Months
                                                             Ended       Percent                   Ended       Percent
                                                      December 31,        Change            December 31,        Change
                                                   ---------------     in Dollar        ----------------     in Dollar
(Unaudited)                                        1998       1997       Amounts        1998        1997       Amounts
                                                   ----       ----     ---------        ----        ----       -------
Net revenues                                        100%       100%           13%        100%        100%            8%
Cost of revenues                                     17         16            17          16          17             3
                                                   ----       ----                      ----        ----
      Gross margin                                   83         84            12          84          83             9
Operating expenses:
    Research and development                         16         16            11          18          17            12
    Sales and marketing                              46         50             5          50          49            11
    General and administrative                        6          7           (11)          7           7            --
    Intangible amortization from acquisitions         1         --            --           1          --            --
    In-process research and development               5         --            --           6          --            --
    Litigation judgment                              --         --            --           2          --            --
    Restructuring and other expenses .               --         --            --           1          --            --
                                                   ----       ----                      ----        ----

      Total operating expenses                       74         73            15          85          73            25
                                                   ----       ----                      ----        ----
Operating income                                      9         11            (8)         (1)         10          (103)
Interest income                                       2          2           (19)          3           2            18
Interest expense                                     --         --            49          --          --            26
Income, net of expense, from sale of
        Technologies and product lines                6          8            (6)          8           8            10
Other income, net                                    --         --             *           1          --             *
                                                   ----       ----                      ----        ----

 Income before income taxes                          17         21            (8)         11          20           (41)
Provision for income taxes                            7          5            52           5           4            12
                                                   ----       ----                      ----        ----
Net income                                           10%        16%          (27)          6%         16%          (58)
                                                   ====       ====                      ====        ====


* percentage change is not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET REVENUES.

Net revenues were approximately $155 million in the December 1998 quarter, an increase of 13% from $138 million in the December 1997 quarter. Net revenues increased 8% to $423 million in the nine-month period ended December 31, 1998 from $390 million in the nine-month period ended December 31, 1997.

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

BUSINESS UNITS. The Security and Assistance business unit is dedicated to assisting in customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 61% and 55% of the Company's total net revenues in the quarters ended December 31, 1998 and 1997, respectively. The Security and Assistance business unit comprised approximately 56% and 53% of the Company's total net revenues in the nine-month periods ended December 31, 1998 and 1997, respectively. Increased net revenues for the business unit in the comparable three and nine month periods were primarily related to increased revenues for two new products, Norton Ghost and the new utility suite, Norton SystemWorks. In addition, increased sales of Norton AntiVirus for Windows and Norton AntiVirus for the Macintosh were partially offset by decreases in Norton Utilities for Windows. The Norton Ghost product was acquired as part of the purchase of Binary operations in the June 1998 quarter (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere, anytime. The Remote Productivity Solutions business unit comprised approximately 37% and 40% of the Company's total net revenues in the quarters ended December 31, 1998 and 1997, respectively, and it comprised approximately 39% and 41% of the Company's total net revenues for the nine months ended December 31, 1998 and 1997, respectively. Net revenues for the business unit increased in the December 1998 quarter over the December 1997 quarter, with increases in pcANYWHERE for Windows 95 partially offset by decreased revenues for ACT! For Windows. Net revenues for the business unit increased for the nine months ended December 1998, with increases in pcANYWHERE for Windows 95 and Talkworks being partially offset by decreases in revenues for ACT! for Windows, WinFax PRO and WinFax Lite.

Internet tools and other, which includes products providing an easy to use Java development environment, and revenues from products nearing the end of their life cycles, comprised approximately 2% and 5% of the Company's total net revenues in the quarters ended December 31, 1998 and 1997, respectively and 5% and 6% for the nine month periods ended December 31, 1998 and 1997, respectively. This business unit's net revenues decreased in the quarter ended December 31, 1998 over the quarter ended December 31, 1997 due to reductions in revenues from products in Internet Tools and from products nearing the end of their life cycles. The business unit's net revenues increased in the comparable nine month December periods due to increased product sales in Internet Tools partially offset by decreased revenues from products nearing the end of their life cycles.

INTERNATIONAL. Net revenues from sales outside of North America were $65 million and $49 million and represented 42% and 36% of total net revenues in the quarters ended December 31, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in Europe, Middle East and Africa ("EMEA") and Japan.

Net revenues from sales outside of North America were $158 million and $130 million and represented 37% and 33% of net revenues in the nine-month periods ended December 31, 1998 and 1997, respectively. The increase in net revenues was the result of sales growth in EMEA and Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Foreign exchange rate fluctuations during the three and nine month periods ended December 31, 1998 compared to the three and nine month periods ended December 31, 1997 did not materially affect revenue for either period.

GROSS MARGIN.

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs of producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. During the quarter ended September 30, 1998, the Company implemented a plan to restructure certain of its operations, which included outsourcing its domestic manufacturing operations. This outsourcing should be complete by the end of March 1999, and the Company does not expect any significant impact to its gross margins (See Note 5 of Notes to Consolidated Financial Statements).

Gross margin decreased to 83% of net revenues in the three-month period ended December 31, 1998 from 84% in the three-month period ended December 31, 1997. Gross margin increased to 84% from 83% in the nine-month periods ended December 31, 1998 and 1997, respectively.

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

PURCHASED PRODUCT RIGHTS AND CAPITALIZED SOFTWARE. During the December 1998 quarter, Symantec acquired a majority interest in Quarterdeck and recorded approximately $4 million of purchased product rights and technology as a result of the transaction (See Note 8 of Notes to Consolidated Financial Statements). During the September 1998 quarter, Symantec recorded approximately $11 million of purchased product rights and technology acquired as part of the Company's acquisition of Intel's Anti-virus business (See Note 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A). During the June 1998 quarter, Symantec recorded approximately $17 million of purchased product rights and technology acquired as part of the Company's acquisition of Binary's operations (See Note 8 of Notes to Consolidated Financial Statements in this Form10-Q/A).

Amortization of purchased product rights and capitalized software expense, totaled approximately $2 million in the three month periods ended December 31, 1998. In addition, amortization of purchased product rights and capitalized software expenses totaled approximately $4 million and $1 million for the nine month periods ended December 31, 1998 and 1997, respectively. The increases for the 1998 periods over the 1997 periods are primarily due to additional amortization related to the purchase of Intel's anti-virus business, and the acquisitions of Binary and Quarterdeck. Symantec expects purchased product rights and capitalized software amortization to increase in future periods through March 31, 1999. The amortization will occur over the next 3 to 5 years (See Note 8 of Notes to Consolidated Financial Statements in this Form10-Q/A).

RESEARCH AND DEVELOPMENT EXPENSES.

Research and development expenses were 16% of net revenues for both the three month periods ended December 31, 1998 and 1997 and 18% and 17% of net revenues for both the nine month periods ended December 31, 1998 and 1997, respectively. Research and development expenses are charged to operations as incurred.

Research and development expenses increased 11% to $24 million in the December 1998 quarter from $22 million in the December 1997 quarter and increased 12% to $75 million in the nine month period ended December 31, 1998 from $67 million in the nine month period ended December 31, 1997. For both the three and nine month periods the increase was primarily due to legal expenses related to product claims (See Note 6 of the Notes to Consolidated Financial Statements in this Form10-Q/A) and growth in employee related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SALES AND MARKETING EXPENSES.

Sales and marketing expenses were 46% and 50% of net revenues in the three month periods ended December 31, 1998 and 1997 and 50% and 49% of net revenues in the nine month periods ended December 31, 1998 and 1997, respectively. Sales and marketing expenses were approximately $72 million and $68 million for the three months ended December 31, 1998 and 1997, respectively, and $212 million and $191 million for the nine months ended December 31, 1998 and 1997. The increase in sales and marketing expenses in both the three and nine month comparable December periods is due to increases in employee related expenses and advertising and promotion expenditures.

GENERAL AND ADMINISTRATIVE EXPENSES.

General and administrative expenses were 6% and 7% of net revenues for the three month periods ended December 31, 1998 and 1997 and were approximately 7% of net revenues for both the nine month periods ending December 31, 1998 and 1997. General and administrative expenses were approximately $8 and $10 million for the three month periods ended December 31, 1998 and 1997, respectively. General and administrative expenses remained relatively flat at approximately $28 million in the nine month period ended December 31, 1998 and 1997.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES.

In May 1998, the Company entered into an agreement with IBM for their immune system technology and related anti-virus patents. The agreement was accounted for as a purchase and paid for with cash. The Company recorded intangible assets of prepaid research and development, customer base, goodwill, and in-process research and development. The company wrote-off the in-process research and development as of the date of the purchase and is amortizing the value of prepaid R&D over 1 year. The value of both the goodwill and customer base is being amortized over 5 years (See Note 8 of the Notes to Consolidated Financial Statements in this Form10-Q/A).

In June 1998 the Company acquired the operations of Binary. The acquisition was accounted for as a purchase and paid for with cash. The Company recorded intangible assets of developed software, workforce in place and in-process research and development as of the date of the acquisition. The Company wrote off the in-process research and development at the time of the purchase, and the value of the workforce in place and developed software is being amortized over 4 years (See Note 8 of the Notes to Consolidated Financial Statements in this Form10-Q/A).

In September 1998 the Company entered into an agreement with Intel to purchase their anti-virus business, as well as license their systems management technology. The agreement was accounted for as a purchase and paid for with cash. The Company recorded intangible assets of developed software, customer base and in-process research and development as of the date of the acquisition. The Company wrote off the in-process research and development at the time of the purchase, and the value of the customer base and developed software is being amortized over 5 years (See Note 8 of the Notes to Consolidated Financial Statements in this Form10-Q/A).

In November 1998 the Company successfully completed a tender offer for the common stock of Quarterdeck and obtained 63% of the outstanding shares. The Company expects to acquire the remaining shares through a cash merger at a future date during a Quarterdeck shareholders' meeting. The acquisition is being accounted for as a purchase and the Company intends to pay cash for the remaining interest. The Company recorded intangible assets of developed software, tradename, customer base, goodwill, workforce in place, and in-process research and development. The Company wrote off the in-process research and development at the time of the purchase and is amortizing the value of the workforce in place over 2 years. The value of the remaining intangibles, developed software, tradename, customer base and goodwill are all to be amortized over 5 years (See Note 8 of the Notes to Consolidated Financial Statements in this Form10-Q/A).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The following table outlines the value of the above referenced intangible assets (in thousands):

                                             Allocated Purchase Price Components
                            ----------------------------------------------------------------------------
                            IN-PROCESS   DEVELOPED                CUSTOMER                       PREPAID
             PURCHASE PRICE    R&D        SOFTWARE    GOODWILL      BASE   WORKFORCE TRADENAME     R&D
             -------------- --------     ---------    --------    -------- --------- ---------   -------
IBM              $20,250      $7,100           --      $11,850      $100        --        --      $1,200
Binary           $27,871      $7,100      $16,900      $ 3,751        --      $120        --          --
Intel            $16,525      $5,017      $10,697           --      $811        --        --          --
Quarterdeck      $ 9,347      $7,560      $ 4,410      $45,588      $882      $ 25      $882          --

The Company wrote-off $26.7 million of in-process research and development associated with the IBM, Binary, Intel and Quarterdeck purchases. These write-offs were necessary because the acquired technologies had not yet reached technological feasibility and had no future alternative uses. The Company is using the acquired in-process research and development associated to create new anti-virus products and enhanced management and administrative capabilities to be integrated into the Company's suite of anti-virus offerings and other corporate products over the next 2 years. The in-process technology will also be used to create new Uninstall and Disk Cloning products.

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

The fair value of the in-process technology for each of the purchases was determined by estimating the projected cash flows related to such projects, including cost to complete the development of in-process technology and future revenues to be earned upon commercialization of the products. The resulting cash flows were discounted back to their net present values. The net cash flows from such projects were based on management's analysis of the respective markets, and estimates of revenues and operating profits related to such projects.

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

Revenue attributable to the in-process technology was assumed to increase substantially during the first year, and then decrease at rates of 35% to 14% during the remaining three years of the four year projection. Projected annual revenues range from $17 million to $8 million over the term of the projection. These projections were based on penetration into Symantec's and IBM's existing installed base of customers, anticipated growth rates of the anti-virus markets, an accelerated growth of new customers during the first year of delivering immune system technology, and the estimated life of the underlying technologies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Operating profit was projected to be approximately $4 million during the year. Operating profits were then projected to decrease at annual rates ranging from 35% to 14% over the remaining years resulting in operating profits ranging from $4 million to $2 million. Operating profit declines less than revenue in the early years of the projection because most product development costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue in later years. Estimated costs to be incurred to reach technological feasibility of in-process technologies from IBM as of the date of the agreement to total approximately $2 million. The Company estimated the in-process technology to be approximately 78% complete at the time. The projected introduction of acquired in-process technologies in early/mid 1999 is now projected to take place in the second half of 1999. To date, operating expenses and revenues attributable to in-process technologies associated with the IBM purchase are consistent with management's projections.

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

Revenue attributable to Binary's in-process technology was assumed to increase in the first three years of the five year projection period at annual rates ranging from 1108% to 88%, decreasing at rates of 3% to 74% over the remaining periods as other technologies enter the marketplace. Projected annual revenues range from $1 million to $14 million over the projected period. These estimates were based on aggregate growth rates for the business on a whole, individual product revenues, anticipated product development cycles, and the life of the underlying technology.

Marketing and sales expenses, expressed as a percentage of revenue, for the in-process technology, were estimated to be 31% throughout the valuation period. General and administrative expenses were estimated to be 7% throughout the period of analysis and are supported by the Company's historical general and administrative expenses.

Operating profit was projected to increase from less than $1 million during the first year to approximately $7 million during the third year. Operating profits then decrease from 4% to 74% during the remaining two years resulting in profits of $7 million and $2 million. Operating profit increases faster than revenue in the early years because most product development costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue in later years. To date, operating expenses and revenues attributable to in-process technologies associated with the Binary purchase are consistent with management's projections.

The Company estimated costs to be incurred to reach technological feasibility of in-process technologies from Binary to total approximately $2 million. The Company estimated the in-process technology to be approximately 50% complete at the time. We projected the introduction of acquired in-process technologies in early/mid 1999 and this has been completed.

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

Revenue attributable to Intel's in-process technology was assumed to be $12 million during the first year, increasing to $13 million during the second year, and declining at annual rates ranging from 35% to 77% during the remaining three years of the five year projection as other technologies enter the marketplace. Projected annual revenues range from $13 million to $1 million over the projected period. These estimates were based on revenue estimates of the acquired LDVP business, aggregate growth rates for the anti-virus business on a whole, anticipated revenue to be earned from future corporate product offerings, anticipated product development cycles, and the life of the underlying technology.

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

Operating profit was assumed to be $5 million during the first year, increasing by 7% during the second year, and declining at annual rates ranging from 34% to 77% during the remaining periods, resulting in annual operating profits ranging between $5 million and $0.3 million. The operating profit projections during the early years assumed a growth rate slightly higher than revenue projections. The higher growth rate is attributable to the increase in revenues discussed above as the technology is integrated more deeply into the Company's product offerings, while research costs remain constant. To date, operating expenses and revenues attributable to in-process technologies associated with the Intel purchase are consistent with management's projections.

Estimated costs to be incurred to reach technological feasibility of in-process technologies from Intel as of the date of the product being delivered to Symantec totaled $1 million. The in-process technology was estimated to be 88.1% complete at this time. The projected introduction dates of acquired in-process technologies is early/mid 1999.

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

Revenue attributable to the in-process technology was assumed to be $24 million during the first year and declining at annual rates of 5% to 65% during the remaining periods of the six year projection period as other technologies are released into the marketplace. Projected annual revenues range from $24 million to $3 million over the projected period. These projections were based on aggregate revenue estimates for the business as a whole, anticipated revenue derived from the Company being able to increase our penetration in the uninstall market, anticipated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


growth rates in the utilities suites markets, anticipated product development cycles, and the life of the underlying technology.

Overall sales, marketing, and general and administrative expenses were estimated to be 30% throughout the valuation period based on indications from similar companies.

Operating profit was assumed to be $11 million during the first year, increasing by 1% during the second year, and declining at annual rates ranging from 17% to 69% during the remaining periods, resulting in annual operating profits ranging between $11 million and $1 million. Operating profit in early years increases as revenue declines because most product development costs were assumed to be incurred in the first year, reducing operating expenses as a percentage of revenue in later years.

Estimated costs to be incurred to reach technological feasibility as of the date of acquisition for Quarterdeck in-process technologies totaled $1 million. The in-process technology was estimated to be 80% complete as of the date of the acquisition. The projected introduction dates of acquired in-process technologies is early/mid 1999.

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

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

Income from sale of technologies and product lines was approximately $10 million for both of the three month periods ended December 31, 1998 and 1997, and $35 million and $32 million in the nine month periods ended December 31, 1998 and 1997, respectively. This income is related to the sale of the electronic forms product line to JetForm Corporation and our network administration technologies to Hewlett-Packard, both of which took place in fiscal 1997.

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

The tax provision for the nine month period ended December 31, 1998 consists of two items: 1) a $24 million (or 32% effective tax rate) provision on income before income taxes of $74 million (which excludes a $27 million charge for acquired in-process research and development expenses) and 2) a $3 million tax benefit on the $27 million charge for acquired in-process research and development. A valuation allowance has been established for the portion of the deferred tax asset attributable to the acquired in-process research and development charges that is not expected to be realized within five years.

LIQUIDITY AND CAPITAL RESOURCES.

Cash, short-term investments and long-term investments decreased $69 million to $191 million at December 31, 1998 from $260 million at March 31, 1998. This decrease was largely due to the repurchase of approximately 2.9 million shares of Symantec common stock for approximately $56 million during the September and December 1998 quarters. In addition, portions of the decrease were due to the acquisition of Binary for approximately $28 million, an $8 million payment to IBM during the quarter ended June 30, 1998, an approximately $12 million payment to Intel and a $30 million payment for the tendered shares of Quarterdeck during the quarter ended December 31, 1998 (See Notes 8 of Notes to Consolidated Financial Statements in this Form 10-Q/A).

In addition to cash, short-term investments and long-term investments of $191 million, the Company has $69

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

On October 15, 1998, Symantec signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, Symantec completed its tender offer for the common stock of Quarterdeck acquiring approximately 63% interest. Symantec intends to acquire Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement signed on October 15, 1998. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $7.6 million of acquired in-process research and development, $4.4 million of capitalized software technology, $45.6 million of goodwill and $1.8 million was allocated to other intangibles. The amounts included in the Company's financial statements represent approximately 63% of the total amount Symantec will ultimately record once the merger is completed. The amount of in-process research and development was established by a valuation specialist based on management's estimates. As of December 31, 1998, the Company incurred approximately $0.1 million of capitalized software amortization expense and $1.1 million of goodwill amortization expense related to this acquisition. The capitalized software and goodwill will amortized over a 5 year period (See Agreement and Plan of Merger, dated October 15, 1998, among Symantec, Purchaser, and Quarterdeck filed with Symantec's Schedule 14D-1 on October 19, 1998).

Through its acquisition of a majority interest in Quarterdeck, Symantec inherited Quarterdeck's 6% convertible senior subordinated notes. Quarterdeck issued $25 million principal amount of 6% convertible senior subordinated notes ("Notes"), due 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes are required to be paid in full without any premium upon the earlier of consummation of the Merger or March 31, 1999.

Net cash provided by operating activities was approximately $86 million for the nine months ended December 31, 1998 and was comprised of the Company's net income of approximately $25 million, offset by non-cash related expenses of approximately $51 million and a net decrease in assets and liabilities, excluding effects of acquisitions, of approximately $10 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 6 of Notes to Consolidated Financial Statements included herein on page 11 of this Form 10-Q/A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q/A or are incorporated by reference:

        10.01 Amendment No. 1 of Agreement for exchange and purchase and escrow instructions, dated as of November 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        10.02 Amendment No. 2 of Agreement for exchange and purchase and escrow instructions, dated as of November 20, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        10.03 Amendment No. 3 of Agreement for exchange and purchase and escrow instructions, dated as of December 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        10.04 Amendment No. 4 of Agreement for exchange and purchase and escrow instructions, dated as of December 15, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        27.01 Financial Data Schedule for the Nine Months Ended December 31, 1998 (restated.)

        27.02 Financial Data Schedule for the Nine Months Ended December 31, 1997 (restated.)

(b)     Reports on Form 8-K

A report on Form 8-K was filed by the Company on December 1, 1998, reporting the merger agreement on October 15, 1998 between Symantec Corporation and Quarterdeck Corporation, which includes as Exhibit 2.01 the Agreement and Plan of Merger dated as of October 15, 1998 by among Symantec Corporation, Oak Acquisition Corporation and Quarterdeck Corporation (incorporated by reference to Exhibit c(1) to the Registrant's Schedule 14D-1 (Commission File No. 5-45153) initially filed on October 19, 1998) and Exhibit 99.01 the license agreement dated as of October 15, 1998 by and between Symantec Corporation and Quarterdeck Corporation (incorporated by reference to Exhibit c(2) to the Registrant's
Schedule 14D-1 (Commission File No. 5-45153) initially filed on October 19,
1998).

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

                                        By /s/ John W. Thompson
                                           -------------------------------------
                                           John W. Thompson
                                           Chairman, President and
                                           Chief Executive Officer

                                        By /s/ Gregory Myers
                                           -------------------------------------
                                           Gregory Myers
                                           Chief Financial Officer and
                                           Chief Accounting Officer

APPENDIX TO EXHIBITS

        Exhibits. The following exhibits are filed as part of this Form 10-Q/A or are incorporated by reference:

        10.01 Agreement for exchange and purchase and escrow instructions, dated as of November 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit
                10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        10.02 Amendment No. 2 of Agreement for exchange and purchase and escrow instructions, dated as of November 20, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        10.03 Amendment No. 3 of Agreement for exchange and purchase and escrow instructions, dated as of December 4, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        10.04 Amendment No. 4 of Agreement for exchange and purchase and escrow instructions, dated as of December 15, 1998 between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.)

        27.01 Financial Data Schedule for the Nine Months Ended December 31, 1998 (restated.)

        27.02 Financial Data Schedule for the Nine Months Ended December 31, 1997 (restated.)