Form 10-Q
period 1999-10-01
SYMANTEC CORP
filed 1999-11-15
CIK 849399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


    (MARK ONE)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      [X]       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    -------     OCTOBER 1, 1999.

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ------- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _________________.

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

             20330 STEVENS CREEK BLVD.
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

                       YES  [X]              NO [  ]

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,502,345 shares of Delrina exchangeable stock, as of October 29, 1999:

COMMON STOCK, PAR VALUE $0.01 PER SHARE                        58,142,899 SHARES

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                     QUARTERLY PERIOD ENDED OCTOBER 1, 1999
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                                                                                 Page
                                                                                 ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
              as of September 30, 1999 and March 31, 1999.......................    3
         Condensed Consolidated Statements of Income
              for the three and six months ended September 30, 1999 and 1998....    4
         Condensed Consolidated Statements of Cash Flow
              for the three and six months ended September 30, 1999 and 1998....    5
         Notes to Condensed Consolidated Financial Statements...................    6
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............................   16
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............   33

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings......................................................   34
Item 4.  Submission of Matters to a Vote of Security Holders....................   34
Item 6.  Exhibits and Reports on Form 8-K.......................................   35
Signatures......................................................................   36

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        September 30,   March 31,
(In thousands)                                                              1999           1999
--------------                                                          -------------   ---------
                                                                         (unaudited)
ASSETS

Current assets:
     Cash, cash equivalents and short-term investments                    $ 210,259     $ 192,755
     Trade accounts receivable                                               81,512        76,386
     Inventories                                                              6,451         6,377
     Deferred income taxes                                                   27,468        28,155
     Other                                                                   12,295        12,790
                                                                          ---------     ---------
       Total current assets                                                 337,985       316,463
Long-term investments                                                          --           4,270
Restricted investments                                                       78,577        71,405
Equipment and leasehold improvements, net                                    56,079        52,887
Purchased product rights and capitalized software, net                       37,322        36,209
Goodwill, net                                                               100,820        75,224
Other                                                                        10,517         7,018
                                                                          ---------     ---------
                                                                          $ 621,300     $ 563,476
                                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $  47,400     $  45,862
     Accrued compensation and benefits                                       24,032        20,788
     Deferred revenue                                                        81,661        55,965
     Other accrued expenses                                                  52,002        75,954
     Income taxes payable                                                     1,531        18,339
                                                                          ---------     ---------
       Total current liabilities                                            206,626       216,908
Long-term obligations                                                           909         1,455

Commitments and contingencies
Stockholders' equity:
     Preferred stock (authorized: 1,000; issued and outstanding: none)           --            --
     Common stock (authorized: 100,000; issued and outstanding: 57,638
       and 56,872 shares, respectively)                                         576           569
     Capital in excess of par value                                         340,272       315,698
     Notes receivable from stockholders                                         (24)         (144)
     Unearned compensation                                                   (1,001)         --
     Retained earnings                                                       89,513        48,100
     Accumulated other comprehensive loss                                   (15,571)      (19,110)
                                                                          ---------     ---------
       Total stockholders' equity                                           413,765       345,113
                                                                          ---------     ---------

                                                                          $ 621,300     $ 563,476
                                                                          =========     =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended           Six Months Ended
                                                             September 30,             September 30,
                                                      -----------------------    -------------------------
(In thousands, except per share data; unaudited)         1999          1998         1999           1998
------------------------------------------------      ----------    ---------    ----------     ----------
Net revenues                                          $ 182,535     $ 130,034     $ 357,673     $ 267,804
Cost of revenues                                         30,642        21,337        61,265        41,620
                                                      ---------     ---------     ---------     ---------
     Gross margin                                       151,893       108,697       296,408       226,184

Operating expenses:
     Research and development                            27,337        25,757        54,909        50,736
     Sales and marketing                                 75,904        70,556       149,427       140,397
     General and administrative                           9,968        10,124        18,754        19,256
     Amortization of goodwill                             5,169           827         9,104         1,102
     Amortization of intangibles from acquisitions          227             5           407             7
     Acquired in-process research and development         1,200         5,017         1,200        19,165
     Restructuring and other expenses                        40         5,105         2,813         5,105
     Litigation judgment                                     --            --            --         5,825
                                                      ---------     ---------     ---------     ---------
     Total operating expenses                           119,845       117,391       236,614       241,593
                                                      ---------     ---------     ---------     ---------
Operating income (loss)                                  32,048        (8,694)       59,794       (15,409)

     Interest income                                      2,471         3,992         4,713         8,481
     Interest expense                                      --            (320)          (22)         (651)
     Income, net of expense, from sale of
       technologies and product lines                     5,010        10,027         9,900        25,348
     Other (expense) income, net                           (397)         (522)          211         2,080
                                                      ---------     ---------     ---------     ---------
Income before income taxes                               39,132         4,483        74,596        19,849
     Provision for income taxes                          13,300         2,538        25,037        10,289
                                                      ---------     ---------     ---------     ---------
Net income                                            $  25,832     $   1,945     $  49,559     $   9,560
                                                      =========     =========     =========     =========

Net income per share - basic                          $    0.45     $    0.03     $    0.87     $    0.17
                                                      =========     =========     =========     =========

Net income per share - diluted                        $    0.43     $    0.03     $    0.84     $    0.16
                                                      =========     =========     =========     =========

Shares used to compute net income
      per share - basic                                  57,034        57,071        56,697        57,246
                                                      =========     =========     =========     =========
Shares used to compute net income
     per share - diluted                                 60,395        58,762        59,333        59,421
                                                      =========     =========     =========     =========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                    Six Months Ended
                                                                                      September 30,
                                                                                ------------------------
 (In thousands; unaudited)                                                          1999         1998
-------------------------                                                           ----         ----
Operating Activities:
   Net income                                                                    $  49,559     $   9,560
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and
       leasehold improvements                                                       12,876        12,433
     Amortization and write-off of capitalized software development costs            6,194         1,989
     Amortization of goodwill                                                        9,104         1,102
     Write-off of acquired in-process research and development                       1,200        19,165
     Deferred income taxes                                                          (1,781)       (2,177)
     Net change in assets and liabilities, excluding effects of acquisitions:
       Trade accounts receivable                                                    (5,029)          584
       Inventories                                                                    (100)       (1,072)
       Other current assets                                                            571         3,150
       Other assets                                                                   (512)          165
       Accounts payable                                                              1,322         3,528
       Accrued compensation and benefits                                             4,402        (1,912)
       Deferred revenue and other accrued expenses                                  21,955        10,704
       Income taxes payable                                                        (16,692)      (14,692)
       Income tax benefit from stock options                                         7,000            --
                                                                                 ---------     ---------
Net cash provided by operating activities                                           90,069        42,527
                                                                                 ---------     ---------

Investing Activities:
   Capital expenditures                                                            (15,804)      (13,362)
   Purchased product rights and capitalized software                                  (700)       (2,376)
   Purchase of URLabs                                                              (42,100)           --
   Cash paid to Quarterdeck shareholders                                           (16,394)           --
   Payment on purchase of IBM's anti-virus business                                 (4,000)       (8,000)
   Purchase of Binary Research Limited's operations                                     --       (27,500)
   Purchases of marketable securities                                              (20,110)     (122,070)
   Proceeds from sales of marketable securities                                     42,551       118,101
   Proceeds from sales of long-term investments                                      4,270            --
   Purchases of long-term, restricted investments                                   (7,172)       (7,666)
                                                                                 ---------     ---------

Net cash used in investing activities                                              (59,459)      (62,873)
                                                                                 ---------     ---------

Financing Activities:
   Repurchase of common stock                                                      (18,726)      (39,834)
   Net proceeds from sales of common stock and other                                25,859        11,248
   Principal payments on long-term obligations                                        (546)           --
                                                                                 ---------     ---------

Net cash provided by (used in) financing activities                                  6,587       (28,586)
                                                                                 ---------     ---------

Effect of exchange rate fluctuations on cash and cash equivalents                    1,672        (7,766)
                                                                                 ---------     ---------

Increase (decrease) in cash and cash equivalents                                    38,869       (56,698)
Beginning cash and cash equivalents                                                153,873       139,013
                                                                                 ---------     ---------
Ending cash and cash equivalents                                                 $ 192,742     $  82,315
                                                                                 =========     =========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of September 30, 1999, and for the three and six months ended September 30, 1999 and 1998, are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the three and six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 1999, March 31, 1999 and September 30, 1998 reflect amounts as of and for the periods ended October 1, 1999, April 2, 1999 and October 2, 1998, respectively. The three months ended September 30, 1999 and 1998 comprised 13 weeks of activity. The six months ended September 30, 1999 and 1998 comprised 26 weeks of activity.

During the September 1999 quarter, the Company acquired Unified Research Laboratories, Inc. (URLabs), an internet access control and email scanning company based in Hampton, Virginia. During the December 1998 quarter, the Company completed its tender offer for 63% interest in Quarterdeck Corporation (Quarterdeck). In the March 1999 quarter, the Company acquired the remaining 37% interest in Quarterdeck. During the September 1998 quarter, the Company acquired Intel Corporation's (Intel) anti-virus business. During the June 1998 quarter, the Company acquired International Business Machine's (IBM) anti-virus business and the operations of Binary Research Limited (Binary) (See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.) Each of these acquisitions was accounted for as a purchase. The results of operations from these acquisitions have been included in Symantec's results of operations from their respective dates of acquisition.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2.  BALANCE SHEET INFORMATION

                                                                 September 30,   March 31,
(In thousands)                                                       1999          1999
--------------                                                     ---------     ---------
                                                                  (unaudited)
Cash, cash equivalents and short-term investments:
   Cash                                                            $  87,454     $  41,031
   Cash equivalents                                                  105,288       112,842
   Short-term investments                                             17,517        38,882
                                                                   ---------     ---------
                                                                   $ 210,259     $ 192,755
                                                                   =========     =========
Trade accounts receivable:
   Receivables                                                     $  86,761     $  81,332
   Less: allowance for doubtful accounts                              (5,249)       (4,946)
                                                                   ---------     ---------
                                                                   $  81,512     $  76,386
                                                                   =========     =========
Inventories:
   Raw materials                                                   $   2,078     $   1,887
   Finished goods                                                      4,373         4,490
                                                                   ---------     ---------
                                                                   $   6,451     $   6,377
                                                                   =========     =========
Equipment and leasehold improvements, net:
   Computer hardware and software                                  $ 147,812     $ 134,745
   Office furniture and equipment                                     35,108        33,705
   Leasehold improvements                                             23,900        22,516
                                                                   ---------     ---------
                                                                     206,820       190,966
   Less: accumulated depreciation and amortization                  (150,741)     (138,079)
                                                                   ---------     ---------
                                                                   $  56,079     $  52,887
                                                                   =========     =========
Purchased product rights and capitalized software, net:
   Purchased product rights and technologies                       $  53,092     $  47,181
   Capitalized software development costs                              2,392         2,377
   Less: accumulated amortization of purchased product rights        (15,814)      (11,112)
   Less: accumulated amortization of capitalized software costs       (2,348)       (2,237)
                                                                   ---------     ---------
                                                                   $  37,322     $  36,209
                                                                   =========     =========
Goodwill, net:
   Goodwill                                                        $ 116,100     $  81,400
   Less: accumulated amortization                                    (15,280)       (6,176)
                                                                   ---------     ---------
                                                                   $ 100,820     $  75,224
                                                                   =========     =========
Accumulated other comprehensive loss:
   Unrealized loss on available-for-sale investments               $    (141)    $    (304)
   Cumulative translation adjustment                                 (15,430)      (18,806)
                                                                   ---------     ---------
                                                                   $ (15,571)    $ (19,110)
                                                                   =========     =========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 3.  NET INCOME PER SHARE

The components of net income per share are as follows:

                                                     Three Months Ended     Six Months Ended
                                                       September 30,         September 30,
(In thousands, except per share data;  unaudited)     1999       1998       1999       1998
-------------------------------------------------    -------    -------    -------    -------
BASIC NET INCOME PER SHARE
Net income                                           $25,832    $ 1,945    $49,559    $ 9,560
                                                     =======    =======    =======    =======

Weighted average number of common
     shares outstanding during the period             57,034     57,071     56,697     57,246
                                                     =======    =======    =======    =======

Basic net income per share                           $  0.45    $  0.03    $  0.87    $  0.17
                                                     =======    =======    =======    =======


DILUTED NET INCOME PER SHARE
Net income                                           $25,832    $ 1,945    $49,559    $ 9,560
                                                     =======    =======    =======    =======

Weighted average number of common
     shares outstanding during the period             57,034     57,071     56,697     57,246
Shares issuable from assumed exercise
     of options                                        3,361      1,691      2,636      2,175
                                                     -------    -------    -------    -------
Total shares for purpose of calculating
     diluted net income per share                     60,395     58,762     59,333     59,421
                                                     =======    =======    =======    =======

Diluted net income per share                         $  0.43    $  0.03    $  0.84    $  0.16
                                                     =======    =======    =======    =======

For the three months ended September 30, 1998, 1,190,000 shares issuable upon the assumed conversion of convertible subordinated debentures and approximately $0.2 million of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive. For the six months ended September 30, 1998, 1,190,000 shares issuable upon the assumed conversion of convertible subordinated debentures and approximately $0.3 million of interest expense were excluded from the computation of diluted net income per share because the effect would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4.   RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:

                                         Three Months Ended   Six Months Ended
                                            September 30,       September 30,
                                         ------------------   ----------------
(In thousands;  unaudited)                 1999      1998      1999      1998
--------------------------                ------    ------    ------    ------
Personnel severance                       $   40    $3,800    $2,813     3,800
Planned abandonment of manufacturing
   facility lease                             --     1,305        --     1,305
                                          ------    ------    ------    ------
Total restructuring and other expenses    $   40    $5,105    $2,813    $5,105
                                          ======    ======    ======    ======

In the quarter ended June 1999, the Company provided for certain costs of approximately $2.4 million related to an agreement reached with its former CEO and other restructuring costs associated with certain regions of the Company.

During the quarter ended September 30, 1998, the Company made a decision to restructure its operations and outsource its domestic manufacturing operations. As a result, it recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. As of September 30, 1999, approximately $4.5 million of these charges had been incurred, and the remaining $0.6 million was no longer considered necessary. As a result, the Company reduced the personnel severance accrual by $0.6 million. Also during the quarter ended September 30, 1999, the Company provided severance of approximately $0.7 million for certain of its employees due to the realignment of its business units. As a result of these events in the September 1999 quarter, the net charge to personnel severance was approximately $40,000.



NOTE 5.  COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax, are as follows:

                                                          Three Months Ended         Six Months Ended
                                                              September 30,            September 30,
                                                         ---------------------     --------------------
 (In thousands;  unaudited)                                1999         1998         1999        1998
---------------------------                              --------     --------     --------    --------
Net income                                               $ 25,832     $  1,945     $ 49,559    $  9,560
Other comprehensive income (loss):
   Change in unrealized gain (loss) on
        available-for-sale investments,
        net of a tax (benefit) provision of ($3),
        ($98), $68, and ($38)                                  (7)        (208)         145         (80)
   Reclassification adjustment for (gains)
        losses included in net income,
        net of a tax provision (benefit) of $63,
        ($8) and $146                                          --         (133)          18        (310)
   Change in cumulative translation adjustment (CTA),
        net of a tax provision (benefit) of $1,644,
        ($619), $1,589, and ($2,477)                        3,494       (1,315)       3,376      (5,263)
                                                         --------     --------     --------    --------

Total other comprehensive income (loss)                     3,487       (1,656)       3,539      (5,653)
                                                         --------     --------     --------    --------
Comprehensive income                                     $ 29,319     $    289     $ 53,098    $  3,907
                                                         ========     ========     ========    ========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 6.  RESTRICTED STOCK

In April 1999, the Company issued 100,000 shares of restricted common stock to its new CEO. Unearned compensation of approximately $1.3 million, equivalent to the market value of the common stock on the date of grant was charged to stockholders' equity and will subsequently be amortized over 2 years, the vesting period of the restricted common stock. For the three and six months ended September 30, 1999, the Company recorded approximately $0.2 million and $0.3 million, respectively, of expense, relating to the restricted common stock.



NOTE 7.  LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in the Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the Company's stock price and then sold stock based on inside information that the Company's sales were not going to meet analysts' expectations. The complaint seeks damages in an unspecified amount. The complaint has been refiled twice in state court, most recently on January 13, 1997, following Symantec's demurrers directed to previous complaints. On January 7, 1997, the same plaintiffs filed a complaint in the United States District Court, Northern District of California, based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. The district court dismissed that complaint and plaintiffs served an amended complaint in April 1998. Symantec's motion to dismiss the new federal complaint was granted in part, substantially narrowing the complaint. In July 1999, the parties reached an agreement in principle to settle these cases on terms that would have no material financial impact on the Company. In October 1999, the Federal Court approved the settlement. As of September 30, 1999, the Company believes it has adequately accrued for the settlement and related legal costs.

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

On September 15, 1997, Hilgraeve Corporation (Hilgraeve) filed a lawsuit in the United States District Court, Eastern District of Michigan, against Symantec, alleging that unspecified Symantec products infringe a patent

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


owned by Hilgraeve. The lawsuit requests damages, injunctive relief, costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

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

On February 19, 1998, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998, by an Oregon law firm. Those actions were consolidated and a consolidated amended complaint was filed in late October 1998. The complaint originally purported to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus to function properly after the year 2000. All but the unfair business practice claims have been dismissed following Symantec's demurrer. The complaint seeks unspecified damages and injunctive relief. Symantec believes that these actions have no merit and intends to defend the actions vigorously.

In July 1998, the Ontario Court of Justice (General Division) ruled that Symantec should pay a total of approximately $6.8 million for damages and legal costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. Symantec inherited the case through its 1995 acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Symantec has appealed the decision. Symantec recorded a charge of $5.8 million in June 1998, representing the unaccrued portion of the judgment plus costs. As of September 30, 1999, the Company believes that it has adequately accrued for both the judgment and all legal costs.

In March 1997, a class action complaint was filed against Quarterdeck in San Diego County Superior Court. The case was later transferred to and is currently pending in Los Angeles County Superior Court. The complaint, purportedly on behalf of a class of purchasers of Quarterdeck's MagnaRAM2 product, seeks damages and injunctive relief under the Consumers Legal Remedies Act and Business and Professions Code sections beginning with 17200 and 17500. In November 1999, the parties resolved this case with no material financial impact on the Company.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation against Quarterdeck. The complaint alleges that Quarterdeck's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. Symantec believes this action has no merit and intends to defend the action vigorously.

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

NOTE 8.  STOCK REPURCHASE

On March 22, 1999, the Board of Directors (the "Board") of Symantec authorized the repurchase of up to $75 million of Symantec's outstanding common stock. As of September 30, 1999, the Company has repurchased 1 million shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million.

NOTE 9.  ACQUISITIONS

On July 21, 1999, the Company purchased 100% of the outstanding common stock of Unified Research Labs, Inc. for $41.5 million plus $0.6 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $1.2 million for in-process research and development, $37 million for goodwill, $5 million for capitalized software technology and $1.6 million for other intangible assets, offset by approximately $2.7 million in related income tax liabilities. A valuation specialist used management's estimates to establish the amount of in-process research and development. The goodwill and other intangibles are being amortized over a 5-year period. For the quarter ended September 30, 1999, the Company recorded approximately $1.2 million for goodwill amortization and approximately $0.2 million for the amortization of other acquisition related intangible assets.

On October 15, 1998, Symantec signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, the Company completed its tender offer for the common stock of Quarterdeck acquiring an approximately 63% interest. On March 29, 1999, Symantec acquired Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement. The transaction was accounted for as a purchase. Under the transaction, the Company recorded approximately $8 million of acquired in-process research and development, $8 million of capitalized software technology, $66 million of goodwill and $3 million of other intangibles. A valuation specialist used management's estimates to establish the amount of in-process research and development. The amounts related to workforce in place is being amortized over 2 years. The capitalized software, goodwill and other intangibles will be amortized over a 5-year period. In addition, Quarterdeck had issued $25 million of 6% convertible senior subordinated notes, due in 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes were paid in full without any premium on March 30, 1999. For the quarter ended September 30, 1999, the Company recorded approximately $3.9 million in amortization expense related to these assets. For the six month period ended September 30, 1999, the Company recorded approximately $7.7 million in amortization expense related to these assets.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


On September 28, 1998, Symantec entered into an agreement whereby it purchased Intel Corporation's anti-virus business for approximately $16.5 million. Symantec also licensed Intel's systems management technology which it will combine with its own anti-virus technology to create improved anti-virus management solutions for corporate organizations. As part of the agreement, Intel continued to support its anti-virus customers and transitioned support to Symantec at the end of June 1999. In addition, Intel will promote Norton Antivirus through its worldwide reseller channels. As of September 30, 1999, Symantec has paid approximately $12 million under the agreement. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $5.0 million for in-process research and development acquired from Intel, $10.7 million for capitalized software technology and $0.8 million for certain intangible assets. The assumptions and projections made have not significantly changed during the September 1999 quarter. A valuation specialist used management's estimates to establish the amount of in-process research and development. The capitalized software is being amortized over a 5-year period. For the quarters ended September 30, 1999 and 1998, the Company recorded approximately $0.5 million and none in amortization expense related to capitalized software and other acquired intangibles, respectively. For the six month periods ended September 30, 1999 and 1998, the Company recorded approximately $1 million and none in amortization expense related to capitalized software and other acquired intangibles, respectively.

On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased the operations of Binary, an Auckland, New Zealand based company, for $27.8 million plus $0.7 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec originally recorded approximately $7.1 million for acquired in-process research and development, $16.9 million for capitalized software technology, with the remaining $3.8 million of the purchase price allocated to goodwill, net tangible and intangible assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. During the June 1999 quarter, the Company reduced the purchase price and the amount allocated to goodwill by $2.3 million due to certain changes in estimates related to acquisition related liabilities. The assumptions and projections made have not significantly changed during the September 1999 quarter. The capitalized software, goodwill and intangibles are being amortized over a 4-year period. For the quarters ended September 30, 1999 and 1998, the Company incurred approximately $1.1 million and $1.3 million, respectively, of amortization expense related to these assets. For the six months ended September 30, 1999 and 1998, the Company incurred approximately $2.2 million and $1.7 million, respectively, of amortization expense related to these assets.

Effective May 18, 1998, the Company entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, the Company assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights acquired from IBM, the Company agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received from the distribution of immune-enabled Symantec products and immune services provided by the Company using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. In addition, the Company entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. As of September 30, 1999, Symantec paid IBM $12 million in cash with the remaining $4 million payable in November 1999. In addition, the Company assumed liabilities of $3 million and incurred additional expenses of approximately $1 million as part of the transaction. Under the transaction, the Company recorded approximately $7 million for in-process research and development, $12 million for goodwill and $1 million for certain prepaid research and development and other assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. Goodwill is being amortized over 5 years. The assumptions and projections used for this valuation have not significantly changed during the September 1999 quarter. For the quarters ended September 30, 1999 and 1998, the Company incurred approximately $0.9 million and $0.6 million, respectively, of amortization expense related to these assets. For the six months ended September

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


30, 1999 and 1998, the Company incurred approximately $1.8 million and $0.8 million, respectively, of amortization expense related to these assets.

PRO FORMA. The following unaudited pro forma results of operations for the three and six month periods ended September 30, 1999 are as if the acquisition of Quarterdeck had occurred at the beginning of each period presented. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of each period presented or of future operating results.

                                                    Three Months Ended    Six Months Ended
(In thousands, except per share data;  unaudited)   September 30,  1998   September 30, 1998
-------------------------------------------------   -------------------   ------------------
Net revenues                                             $138,886              $284,691
                                                         ========              ========

Net loss                                                 $   (118)             $ (2,530)
                                                         ========              ========

Basic net loss per share                                 $  (0.01)             $  (0.04)
                                                         ========              ========

Diluted net loss per share                               $  (0.01)             $  (0.04)
                                                         ========              ========



NOTE 10.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. SFAS 133 will be effective for Symantec at the beginning of the June 2001 quarter for both annual and interim reporting periods. Symantec is evaluating the potential impact of this accounting pronouncement on its required disclosures and accounting practices.



NOTE 11.  SEGMENT INFORMATION

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

On June 10, 1999, the Company announced its intent to establish the Internet Tools Business Unit as a separate company. The Company continues to evaluate alternatives including divestiture of some or all of its assets or a spin-off into a separate company.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following tables summarize each segment's net revenues from external customers, operating income (loss) and geographical information:

                              Remote        Security                                                       Non-
                           Productivity       and          Internet       Corporate        Total          Segment          Total
(In thousands; unaudited)    Solutions     Assistance       Tools          Sunset         Segments         Items          Company
------------------------   ------------    ----------      --------       ---------       --------        -------         --------
Three Months Ended
September 30, 1999:
Net revenues from
   external customers        $  67,434      $ 110,570      $   4,188       $     343       $ 182,535      $      --       $ 182,535

Operating income (loss)         27,097         30,716         (3,748)         (3,268)         50,797        (18,749)         32,048


Three Months Ended
September 30, 1998:
Net revenues from
   external customers           53,620         72,702          3,356             356         130,034             --         130,034

Operating income (loss)         13,545          5,752         (5,461)            186          14,022        (22,716)         (8,694)


Six Months Ended
September 30, 1999:
Net revenues from
   external customers          123,615        225,535          7,943             580         357,673             --         357,673

Operating income (loss)         41,659         67,891         (7,545)         (5,853)         96,152        (36,358)         59,794


Six Months Ended
September 30, 1998:
Net revenues from
   external customers          109,095        144,084         14,047             578         267,804             --         267,804

Operating income (loss)         29,840         16,350         (3,681)         (4,208)         38,301        (53,710)        (15,409)



                                                Three Months Ended             Six Months Ended
                                                  September 30,                   September 30,
                                             ------------------------       ------------------------
(In thousands; unaudited)                      1999            1998           1999            1998
-------------------------                    --------        --------       --------        --------
Net revenues from external customers:
     United States                           $100,378        $ 80,373       $200,147        $166,535
     Other foreign countries                   82,157          49,661        157,526         101,269
                                             --------        --------       --------        --------
                                             $182,535        $130,034       $357,673        $267,804
                                             ========        ========       ========        ========

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

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Due to the factors noted below, our earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

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

Inclusions of features by Microsoft in new versions of Windows, such as Windows 2000 and Windows 98 Second Edition, which directly compete with our products, may decrease or delay the demand for certain of our products, including those currently under development and products specifically intended for Windows 2000.

Our financial results and our stock price declined significantly within approximately 6 months after the releases of Windows 3.1, Windows 95 and Windows 98, which in some cases also caused the additional requirement for hardware upgrades, resulting in shifts in customer spending from software to hardware. We could face adverse financial results and additional stock price declines following future releases of widely used operating systems.

Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. As consolidation in the software industry continues, fewer companies compete in certain markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, some of these companies offer a broader range of products than we do, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. We completed a number of acquisitions and dispositions of technologies, companies and products in fiscal 1999 and in the most recent fiscal quarter. We may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


acquire and dispose of other technologies, companies and products in the future. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, companies or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, companies or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

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

THE TRANSITION TO INTEGRATED SUITES OF UTILITIES MAY RESULT IN REDUCED REVENUES. Symantec and our competitors now provide integrated suites of utility products. The price of integrated utility suites is significantly less than the aggregate price of stand-alone products that are included in these utility suites when sold separately. As a result of the shift to integrated utility suites, price competition is intense and we have experienced cannibalization of our stand-alone products that are included within the suite. As a result, this may have had an impact on our revenues and operating income from selling integrated utility suites rather than individual products. Additionally, our products may not compete effectively with competitors' products or integrated utility suites introduced in the future.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. While our diverse product line has tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred in the past, and may occur in the future. Fluctuations may be caused by a number of factors, including:

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


A significant proportion of our revenues are generated during the last month of a fiscal quarter. Most resellers tend to make a majority of their purchases at the end of a fiscal quarter. In addition, many corporate customers negotiate site licenses near the end of each quarter. In part, this is because these two groups are able, or believe that they are able, to negotiate lower prices and more favorable terms. Our reliance on a large proportion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

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

CHANNEL FILL MAY AFFECT OUR NET REVENUES. During September 1999, we released several new versions of our products. Our pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. As a result, distributor inventories may decrease between the date we announce a new version or new product and the date of release. Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or retailers to end users as anticipated. If sales to retailers or end-users do not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories.

PRODUCT RETURNS MAY AFFECT OUR NET REVENUES. Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories. Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return our products through dealers and distributors within a reasonable period from the date of purchase for a full refund. In addition, retailers may return older versions of our products. We estimate and maintain reserves for product returns. Future returns could, however, exceed the reserves we have established, which could have a material adverse affect on our operating results.

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

WE MAY BE UNSUCCESSFUL IN THE ENTERPRISE MARKET. We have shifted a significant amount of resources and products for enterprise-wide applications. This market has significantly different characteristics from the retail desktop

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


application market on which we have concentrated in the past and will require different skills and resources to penetrate. As this area is becoming a more significant part of our net revenues, we may experience material adverse effect on our operating results if we are unsuccessful in capturing and maintaining a certain level of the enterprise market.

WE DEPEND ON DISTRIBUTION BY VALUE-ADDED RESELLERS AND INDEPENDENT SOFTWARE VENDORS FOR A SIGNIFICANT PORTION OF OUR REVENUES. We distribute some of our products through value added resellers and independent software vendors under arrangements through which our products are included with these resellers' and vendors' hardware and software products and services prior to sale by them through retail channels. If we are unsuccessful in maintaining our current relationships and securing license agreements with additional value added resellers and independent software vendors, or if these resellers and vendors are unsuccessful in selling their products and services, our future net revenues and operating results may be adversely affected.

WE MAY EXPERIENCE DIFFICULTY INTEGRATING ACQUISITIONS. In July 1999, we completed the acquisition of URLabs, Inc. We also completed a number of acquisitions in fiscal 1999 and may acquire other companies and technology in the future. We may encounter difficulties in integrating the operations and employees of, and realizing certain economies of scale from, past and future acquisitions. In addition, we may need to secure financing to pay for future acquisitions. Acquisition financing may not be available on favorable terms or at all. We typically incur significant expenses in connection with our acquisitions. Future acquisitions may have a significant adverse impact on our future profitability and financial resources.

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. A significant portion of our revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. As a result, our operating results may be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country's political and economic structure.

INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. Like many companies in the software industry, technical support costs comprise a significant portion of our operating costs and expenses. Over the short term, we may be unable to respond to fluctuations in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors.

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

WE MUST MANAGE AND RESTRUCTURE OUR EXPANDING OPERATIONS EFFECTIVELY. We continually evaluate our product and corporate strategy. We have recently undertaken and will in the future undertake organizational changes and/or product and marketing strategy modifications. As a result of these changes, we have experienced changes in the senior management of our principal business units. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel, particularly as we focus on enterprise-wide applications. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which requires ongoing stockholder approval.

WE DEPEND ON OUR INTERNAL COMMUNICATIONS SYSTEMS THAT MAY BE DISRUPTED. Our order entry and product shipping centers are geographically dispersed. If our communications between these centers are disrupted, particularly at the end of a fiscal quarter, we will suffer an unexpected shortfall in net revenues and a resulting adverse impact on our operating results. Communications and Internet connectivity disruptions may also cause delays in customer access to our Internet-based services or product sales. A business disruption could occur as a result of natural disasters or the interruption in service by communications carriers and may cause delays in product development that could adversely impact our future net revenues.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION. We may in the future be the target of software viruses specifically designed to impede the performance of our products. Such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site from time to time. A hacker who penetrates our network or web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and other resources to protect against, or to alleviate, problems caused by virus creators and hackers.

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

WE ARE INVOLVED IN LITIGATION WHICH COULD, AND ANY FUTURE LITIGATION MAY, AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are currently involved in a number of judicial and administrative proceedings incidental to our business. For a discussion of our current litigation, see Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q. We intend to defend and/or pursue all of these lawsuits vigorously. We may suffer an unfavorable outcome in one or more of these cases. We do not expect the final resolution of these lawsuits to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

INTELLECTUAL PROPERTY LITIGATION
We have been involved in disputes claiming patent infringement in the past and are currently involved in a number of patent disputes and litigation. Although infringement claims may ultimately prove to be without merit, they are expensive to defend and may consume our resources or divert our attention from day-to-day operations. If a third party alleges that we have infringed their intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. If we engage in litigation and the third party is found to have a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

WE MAY EXPERIENCE REDUCED DEMAND FOR OUR PRODUCTS DUE TO CHANGES IN CUSTOMER BEHAVIOR RESULTING FROM YEAR 2000 PREPARATION. With the increasing requirements on Year 2000 compliance and functionality, many enterprise customers are using their Information Technology budgets in 1999 to focus on Year 2000 issues. In addition, our customer's Information Technology organizations may be unwilling to deploy new software until after the Year 2000 in order to reduce the complexity of any changes in their systems required by any actual Year 2000 failures. Either of these factors could reduce sales of our products and could have an adverse affect on our net revenues. In addition, we may experience significantly reduced revenues from our Norton 2000 product sales as demand may significantly decline and could adversely affect our future operating results.

WE MAY EXPERIENCE DISRUPTION OF OUR INTERNAL SYSTEMS AS A RESULT OF THE YEAR 2000. We have completed a major evaluation of our internal applications, systems and databases. We are modifying or replacing portions of our hardware and associated software to enable our operational systems and networks to function properly with respect to dates leading up to January 1, 2000, and thereafter. We continue to evaluate interfaces between our systems and third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. In addition, the systems of other companies with which we do business may not address Year 2000 problems on a timely basis. Based on this, we expect the process of evaluating third-party Year 2000 compliance to be an ongoing process. We are evaluating Year 2000 exposures of our key suppliers, as well as our buildings and related facilities.

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

Our Year 2000 Project is divided into several phases:

   Assessment - where the vulnerability of the hardware, software, process or service element is identified

   Planning - where corrective action is determined for each vulnerable element

   Remediation and Unit Test - where the corrective action is taken and initial testing is performed

   Limited System Test - where related elements are tested together, using dates in the vulnerable range and any necessary follow-up remediation is completed

We track the progress of the Year 2000 on a sub-project level. The following table is a summary of the completion status and currently expected completion dates of each phase for each sub-project. The expected completion dates are subject to the risks and uncertainties of locating and correcting errors in complex computer systems. The actual dates on which we complete each phase may vary significantly. Our principal software vendor will be providing delayed Year 2000 patches throughout 1999. These patches need to be tested before installing them into our environment. In order to optimize the usage of our special test environment and people resources, we have conservatively extended our Limited Systems Test phase. Again, we realized that some of our primary hardware vendors would continue to supply delayed Year 2000 fixes through 1999 and therefore we will need to prepare accordingly. Building and related facilities dates were modified to address the resources involved in the physical move of our World Headquarters in the latter half of 1999. Our Japan and Asia Pacific sites are still in the process of remediation and testing so date modifications have been reflected accordingly. We believe that these conservative date modifications will not impair our ability to remain in business before, throughout and beyond the transition into the new millennium. Periodic updates regarding the Year 2000 status are provided to both the Executive Staff and Board of Directors. We expect that the costs to complete the Year 2000 project to be approximately $2 million and will be expensed as incurred.

SUB-PROJECT                                        PHASE AND STATUS OR DUE DATE
-----------                            --------------------------------------------------------
                                                                                     Limited
                                       Assessment     Planning    Remediation      System Test
                                       ----------     --------    -----------      -----------
Business Systems                        Complete      Complete     Complete        Jul-Dec 1999
Networks, Servers & Communications
    Americas                            Complete      Complete     Complete        Jul-Dec 1999
    EMEA                                Complete      Complete     Complete        Oct-Dec 1999
    Japan & Asia/Pacific                Complete      Complete     Nov 1999        Nov-Dec 1999
Desktop and Mobile Computers
    Americas                            Complete      Complete     Complete        Jul-Dec 1999
    EMEA                                Complete      Complete     Complete        Jul-Dec 1999
    Japan & Asia/Pacific                Complete      Complete     Nov 1999        Nov-Dec 1999
Buildings and Related Facilities        Complete      Complete     Complete        Jul-Dec 1999
Suppliers and Outside Services          Complete      Complete     Complete        Oct-Dec 1999


If our electric power or telephone services are interrupted for significant periods, some of our facilities might be unable to operate. Symantec is taking necessary steps to backup its critical sites to help alleviate any problems associated with power and/or telephone outages. We maintain business recovery plans for our major locations to provide for an orderly response to various disaster scenarios. We are reviewing and augmenting these plans to provide contingency plans for potential internal and external Year 2000 related problems. We have completed this analysis and are currently finalizing the associated contingency plans. These contingency plans along with Symantec's business recovery plans are currently being rehearsed and rehearsals should be complete by mid December 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

We believe that, following our conversion to new software and modifications of existing computer hardware and software, we will not suffer significant operational problems with our computer systems due to the Year 2000. However, because testing of the Year 2000 functionality of our systems must occur in a simulated environment, we are unable to test fully all Year 2000 interfaces and capabilities prior to the Year 2000. If we are unexpectedly unable to complete remaining modifications and conversions in a timely manner, Year 2000 noncompliance might materially adversely impact our operations.

We have not deferred any other information systems projects as a result of our focus on Year 2000 compliance issues. We believe that our exposure from Year 2000 issues is not material to our business as a whole. However, if certain key suppliers or distributors should suffer extended business interruptions due to Year 2000 problems, we could be forced to delay product shipments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OVERVIEW
Symantec is a world leader in Internet security technology that provides content security solutions to enterprise organizations. Symantec is also a leading provider of software products for the consumer market. Our products and solutions make users productive and keep their computers safe and reliable, anywhere and anytime. Symantec has a 52/53-week fiscal accounting year. The September 30, 1999 and 1998 quarters closed on October 1, 1999 and October 2, 1998, respectively, and each comprised 13 weeks of revenue and expense activity. Each of the six month periods ended September 30, 1999 and 1998, comprised of 26 weeks of revenue and expense activity.

RESULTS OF OPERATIONS
During the September 1999 quarter, we acquired Unified Research Labs, Inc. (URLabs). During the December 1998 quarter, we completed our tender offer for 63% interest in Quarterdeck Corporation (Quarterdeck). In the March 1999 quarter, we acquired the remaining 37% interest in Quarterdeck. During the September 1998 quarter, we acquired Intel Corporation's (Intel) anti-virus business. During the June 1998 quarter, we acquired International Business Machine's (IBM) anti-virus business and Binary Research Limited's (Binary) operations (See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.) The results of operations from these acquisitions have been included in our results of operations from their respective dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table sets forth each item from our consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

                                                     Three Months                     Six Months
                                                        Ended         Percent           Ended         Percent
                                                     September 30,     Change        September 30,     Change
                                                   ----------------   in Dollar     ---------------   in Dollar
                                                    1999      1998    Amounts       1999     1998      Amounts
                                                    ----      ----    -------       ----     ----      -------
(Unaudited)
Net revenues                                         100%      100%        40%       100%      100%        34%
Cost of revenues                                      17        16         44         17        15         47
                                                     ---       ---                  ----      ----
       Gross margin                                   83        84         40         83        85         31

Operating expenses:
     Research and development                         15        20          6         15        19          8
     Sales and marketing                              42        54          8         42        52          6
     General and administrative                        5         8         (1)         5         7         (3)
     Amortization of goodwill                          3         1        525          3         1        726
     Amortization of intangibles from acquisitions    --        --          *         --        --          *
     Acquired in-process research and development      1         4        (76)        --         7        (94)
     Restructuring and other expenses                 --         4        (99)         1         2        (45)
     Litigation judgment                              --        --         --         --         2          *
                                                     ---       ---                  ----      ----
       Total operating expenses                       66        91          2         66        90         (2)
                                                     ---       ---                  ----      ----
Operating income (loss)                               17        (7)      (469)        17        (5)      (488)
Interest income                                        1         2        (38)         1         3        (44)
Interest expense                                      --        --          *         --        --          *
Income, net of expense, from sale of technologies
        and product lines                              3         8        (50)         3         9        (61)
Other (expense) income, net                           --        --        (24)        --         1        (90)
                                                     ---       ---                  ----      ----
Income before income taxes                            21         3        773         21         8        276
Provision for income taxes                             7         2        424          7         4        143
                                                     ---       ---                  ----      ----
Net income                                            14%        1%     1,228         14%        4%       418
                                                     ===       ===                  ====      ====

* percentage change is not meaningful.

NET REVENUES

Net revenues increased 40% to $183 million in the September 1999 quarter from $130 million in the September 1998 quarter. The increase in total revenues was due to strong growth in our three principal business units, Security and Assistance, Remote Productivity Solutions and Internet Tools, with the largest increase in both dollars and percentage in our Security and Assistance business unit due to strong growth in the anti-virus market, fuelled by several new product version releases and an increase in our corporate sales.

Net revenues increased 34% to $358 million in the six month period ended September 30, 1999 from $268 million in the comparable period ended September 30, 1998. The increase in total revenue was also due to strong growth in our Security and Assistance and Remote Productivity Solutions business units due to increased demand for anti-virus products and significant growth in our corporate sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

BUSINESS UNITS

The Security and Assistance business unit is dedicated to being the leader in Internet security technology and being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. The Security and Assistance business unit comprised approximately 61% and 56% of net revenues in the quarters ended September 30, 1999 and 1998, respectively. The Security and Assistance business unit comprised approximately 63% and 54% of net revenues in the six month periods ended September 30, 1999 and 1998, respectively. Increased net revenues for this business unit in both the three and six month periods ended September 30, 1999, compared to the three and six month periods ended September 30, 1998, were primarily related to outbreaks of significant viruses, resulting in an increase in sales of Norton AntiVirus and Norton SystemWorks. In addition, the Norton Ghost product (disk-cloning technology), acquired as part of the Binary agreement in fiscal 1999, and Norton 2000, have shown significant growth, partially offset by decreases in sales of Norton Utilities and MAC products.

The Remote Productivity Solutions business unit helps remote professionals remain productive and work reliably, anywhere and anytime. The Remote Productivity Solutions business unit comprised approximately 37% and 41% of net revenues for the quarters ended September 30, 1999 and 1998, respectively. The Remote Productivity Solutions business unit comprised approximately 35% and 41% of net revenues for the six months ended September 30, 1999 and 1998, respectively. Although revenues decreased as a percentage of total revenues, absolute dollar revenue for this business unit increased 20% and 13% for the three and six month periods as compared to their same periods in the prior year, respectively. The increase in sales is primarily related to significant growth in sales of pcANYWHERE, as a new release was introduced in June 1999, partially offset by decreased sales in ACT! and the Winfax products.

Internet Tools, which primarily are products providing an easy to use Java development environment, comprised approximately 2% and 3% of net revenues in the quarters ended September 30, 1999 and 1998, respectively, and 2% and 5% for the six month periods ended September 30, 1999 and 1998, respectively. Although the net revenues decreased as a percentage of revenue, net revenues increased in absolute dollars by 12% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. This business unit's net revenues were lower in the six month period ended September 30, 1999 than in the six month period ended September 30, 1998, primarily due to a $6 million license contract with a single customer, which occurred in the June 1998 quarter.

INTERNATIONAL

Net revenues from international sales outside of North America were $75 million and $45 million and represented 41% and 36% of total net revenues in the quarters ended September 30, 1999 and 1998, respectively. Net revenues from international sales outside of North America were $143 million and $93 million and represented 40% and 35% of total net revenues in the six month periods ended September 30, 1999 and 1998, respectively. These increases in net revenues were the result of strong sales growth in Europe, Middle East and Africa (EMEA), Japan and the Asia/Pacific regions. The EMEA, Japan and Asia/Pacific regions had growth in net revenues of 52%, 64% and 92%, respectively, for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998, with increases in revenues of 50%, 53%, 90%, respectively, for the six month period ended September 30, 1999 compared to the comparable periods ended September 30, 1998. These increases in revenues were driven primarily by growth in sales of pcANYWHERE and Norton AntiVirus products.

GROSS MARGIN
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software and purchased product rights and technologies, including those acquired in business combinations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Gross margin decreased slightly to 83% of net revenues in the September 1999 quarter from 84% in the September 1998 quarter. Gross margin decreased to 83% for the six month period ended September 30, 1999 from 85% for the six month period ended September 30, 1998. Factors contributing to the decrease in gross margin percentage include a change in product mix and increased price competition. Gross margin was also adversely impacted by increased royalty expense from products sold with higher royalty rates than those sold in the quarter and six months ended September 1998, primarily from increased sales of the Norton 2000 product. In addition, technical support costs related to corporate sales increased as the mix of corporate sales increased. These increases in cost of sales were partially offset by certain packaging cost reductions.

During the September 1999 quarter, we capitalized approximately $6.6 million of software technology as part of our acquisition of URLabs. During the September 1998 quarter, we capitalized $10.7 million of software technology acquired as part of our acquisition of Intel's anti-virus business. During the June 1998 quarter, we capitalized $16.9 million of software technology acquired as part of our acquisition of certain assets of Binary. Amortization of capitalized software, including amortization and write-off of both purchased product rights, technologies and capitalized software development costs totaled approximately $2 and $1 million for the September 1999 and 1998 quarters, respectively, and approximately $4 and $1 million for the six month periods ended September 30, 1999 and 1998, respectively. Prior to consideration of any future fiscal 2000 acquisitions, we expect to expense approximately $2.3 million of capitalized software amortization per quarter for the next 11 quarters, decreasing over each of the remaining 9 quarters.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were 15% and 20% of net revenues for the three months ended September 30, 1999 and 1998, respectively, and 15% and 19% of net revenues in the six months ended September 30, 1999 and 1998, respectively. The decrease as a percentage of net revenues resulted primarily from the increases in net revenues in the most recent periods.

Although as a percentage of net revenues research and development expenses decreased, absolute dollars increased 6% to $27 million in the September 1999 quarter from $26 million in the September 1998 quarter. Absolute dollars increased 8% to $55 million in the six months ended September 1999 from $51 million in the comparable September 1998 period. The increases in both the three and six month periods were primarily due to increases in employee related expenses during the September 1999 quarter. We also incurred additional costs related to legal expenses for product claims in the September 1998 quarter.

SALES AND MARKETING EXPENSES
Sales and marketing expenses were 42% and 54% of net revenues for the three months ended September 30, 1999 and 1998, respectively, and 42% and 52% of net revenues for the six month periods ended September 30, 1999 and 1998, respectively. The decrease as a percentage of net revenues resulted primarily from the increases in net revenues in the most recent periods.

Sales and marketing expenses increased 8% from $71 million in the September 1998 quarter to $76 million in the September 1999 quarter. Sales and marketing expenses increased 6% to $149 million in the six month period ended September 1999 from $140 million in the six month period ended September 1998. The increases in sales and marketing expenses for both the three and six month periods were due primarily to growth in overall head count, salaries and commissions, offset by a reduction in consulting services related to certain marketing and promotional activities.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were 5% and 8% of net revenues in the three month periods ended September 1999 and 1998, respectively, and 5% and 7% of net revenues in the six month periods ended September 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


General and Administrative expenses decreased 1% and remained at approximately $10 million for both three month periods ended September 1999 and 1998. General and administrative expenses decreased 3% and totaled approximately $19 million in both the September 1999 and 1998 six month periods.

AMORTIZATION OF GOODWILL AND INTANGIBLES FROM ACQUISITIONS
Amortization of goodwill and intangibles from acquisitions increased approximately $5 million from $0.8 million in the September 1998 quarter to $5.4 million in the September 1999 quarter. Amortization of goodwill and intangibles from acquisitions increased approximately $8 million from $1.1 million for the six month period ended September 30, 1998 to $9.5 million in the six month period ended September 30, 1999. The increases in both three and six month periods were due to capitalization of additional goodwill and other intangibles from the acquisitions we made during fiscal 1999 and the URLabs acquisition we completed in the September 1999 quarter. Prior to consideration of any future fiscal 2000 acquisitions, we expect continued amortization of goodwill and other intangibles related to these acquisitions to be approximately $5.8 million over the following 11 quarters reducing over each of the remaining 9 quarters (see
Note 9 of Notes to Condensed Consolidated Financial Statements in this Form
10-Q.)

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES
Acquired in-process research and development expenses were approximately $1.2 million in the three and six month periods ended September 30, 1999, in connection with our acquisition of URLabs. Acquired in-process research and development expenses were approximately $5 million in the three month period ended September 30, 1998 in connection with our acquisition of Intel's anti-virus business. In the June 1998 quarter, we recognized acquired in-process research and development expenses of $7.1 million in connection with our acquisition of certain assets and technologies of IBM, and a similar amount in connection with our acquisition of the assets and technologies of Binary (see
Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.) The assumptions and projections made in relation to these fiscal 1999 acquisitions have not significantly changed.

The in-process technology acquired in the URLabs acquisition primarily consisted of research and development related to the next generation of URLab's two main products, I-Gear 3.5 and Mail Gear 1.2, which are both scheduled to be released in the fourth quarter of calendar 1999. The I-Gear product line and Mail Gear product lines are designed for content management use in URL filtering and E-mail filtering, respectively. URLab's research and development was focused on providing more robust features in its development of the next generation products of I-Gear 3.5 and Mail Gear 1.2.

We determined the fair value of the in-process technology for each of the acquisitions by estimating the projected cash flows related to these projects, including the cost to complete the in-process technologies and future revenues to be earned upon commercialization of the products. We then discounted the resulting cash flows back to their net present values and based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

We assumed that revenue attributable to URLab's in-process technology will be approximately $4 million in the first year and increase in the second and third years of the 5-year projection period at annual rates of 77% and 40%, respectively, and then decrease at rates of 2% and 38% over the remaining two periods. We projected annual revenues to range from approximately $4 million to $11 million over the projected period. These projections were based on:

     o    aggregate growth rates for the business as a whole;

     o    individual product revenues;

     o    anticipated product development cycles; and

     o    the life of the underlying technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


We estimated selling, general and administrative expenses for the in-process technology to be approximately 69%, as a percentage of revenue in the first year, reducing to approximately 50% in each of the remaining 4 years of the 5-year projection period.

We projected operating profit before acquisition related amortization charges to increase from less than $1 million during the first year to approximately $2.5 million during the third year. We projected that operating profits would then decrease from 7% to 35% during the remaining two years, resulting in profits of approximately $2.4 million and $1.5 million, respectively. Because we assumed that most product development costs would be incurred in the first year, reducing operating expenses as a percentage of revenue in later years, we anticipate operating profit to increase faster than revenue in the early years.

We estimated costs to be incurred to reach technological feasibility of the in-process technologies from URLabs as of the date of the acquisition to total approximately $0.2 million. We estimated the in-process technology to be between 30%-40% complete at that time. We project the introduction of acquired in-process technologies in the marketplace during calendar year 2000, although we cannot be sure that the introduction will be made as scheduled.

A discount rate of 30% was used for valuing the in-process technologies from URLabs, which we believe reflects the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than our weighted average cost of capital of 25%, due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the technologies acquired from URLabs were made based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-Q.

The nature of the efforts required to develop the acquired in-process technology principally relate to the completion of all planning, designing, development and testing activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. Failure to complete these products in their entirety, or in a timely manner, could have a material adverse impact on our operating results, financial condition and results of operations. Additionally, the value of the other intangible assets may become impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:

                                            Three Months Ended       Six Months Ended
                                               September 30,            September 30,
                                            ------------------      ------------------
(In thousands; unaudited)                     1999        1998        1999        1998
--------------------------------------      ------      ------      ------      ------
Personnel severance                         $   40      $3,800      $2,813      $3,800
Planned abandonment of manufacturing
   facility lease                               --       1,305          --       1,305
                                            ------      ------      ------      ------
Total restructuring and other expenses      $   40      $5,105      $2,813      $5,105
                                            ======      ======      ======      ======

In the quarter ended June 1999, we provided for certain costs of approximately $2.4 million related to an agreement reached with our former CEO, and other restructuring costs associated with certain of our regions.

During the quarter ended September 30, 1998, we made a decision to restructure our operations and outsource our domestic manufacturing operations. As a result, we recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. As of September 30, 1999, approximately $4.5 million of these charges had been incurred, and the remaining $0.6 million was no longer considered necessary. As a result, we reduced the personnel severance accrual by $0.6 million. Also during the quarter ended September 30, 1999, we provided severance of approximately $0.7 million for certain of our employees due to the realignment of our business units. As a result of these events in the September 1999 quarter, the net charge to personnel severance was approximately $40,000.

LITIGATION JUDGMENT
Litigation judgment expenses totaled $5.8 million in the June 1998 quarter. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by us when we acquired Delrina Corporation (see Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.)

INTEREST INCOME AND INTEREST EXPENSE
Interest income was approximately $2 million and $4 million in the three months ended September 30, 1999 and 1998, respectively. Interest income decreased 38% in the quarter ended September 30, 1999, over the quarter ended September 30, 1998. Interest income was approximately $5 million and $8 million in the six month periods ended September 30, 1999 and 1998, respectively. Interest income decreased 44% in the six month period ended September 30, 1999, over the six month period ended September 30, 1998. Decreases in both the three and six month periods in September 1999 over September 1998 were primarily due to higher average invested cash balances and realized gains on the sale of investments in the three and six month periods ended September 1998.

Interest expense was $0.3 million in the three month period ended September 30, 1998. Interest expense was $0.7 million in the six month period ended September 30, 1998. There was minimal interest expense in the three and six month periods ended September 30, 1999. The decreases in interest expense in both the three and six month periods were primarily due to conversion of our convertible subordinated debentures at the end of fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES
Income, net of expense, from sale of technologies and product lines decreased from $10 million in the three month period ended September 30, 1998 to $5 million in the three month period ended September 30, 1999. Income, net of expense, from sale of technologies and product lines decreased from $25 million to $10 million in the six month periods ended September 30, 1999 and 1998, respectively. These relate to royalties from our sale of certain software products, technologies and tangible assets to JetForm Corporation (JetForm) and the Hewlett-Packard Company (HP) during fiscal 1997. Payments from JetForm and HP were lower in the quarter and six months ended September 30, 1999, compared to the same periods ended September 30, 1998, as the HP payments ended in the December 1998 quarter and the payments from JetForm have declined in accordance with the payment terms.

OTHER (EXPENSE) INCOME, NET
Other (expense) income, net remained flat at less than $1 million for the quarters ended September 30, 1999 and 1998. Other (expense) income, net decreased from $2 million for the six months ended September 30, 1998 to $0.2 million for the six month period ended September 30, 1999. Other (expense) income decreased primarily due to a foreign exchange gain realized as a result of the paydown of an intercompany loan and other foreign currency exchange gains (losses) from fluctuations in currency exchange rates in the June 1998 quarter.

INCOME TAX PROVISION
Excluding the impact of acquired in-process research and development charges, the effective tax rate on income before income taxes was 33% for the three and six months ended September 30, 1999, and 32% for the three and six months ended September 30, 1998. These rates are lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on our Irish operations.

The tax provision for the six months ended September 1999 consists of two items: a $25.5 million (or 33% effective tax rate) provision on income before income taxes, restructuring charges and acquired in-process research and development charges of $78.6 million, and a $0.5 million tax benefit on the $4.0 million of restructuring charges and acquired in-process research and development charges. The tax benefit on the restructuring charges and acquired in-process research and development charges is less than the U.S. federal statutory tax rate due to certain non-deductible acquired in-process research and development charges and certain non-deductible restructuring charges.

Similarly, the tax provision for the six months ended September 1998 consists of a 32% tax rate applied to income from ongoing operations and a $2.2 million tax benefit on the $19.1 million charge for acquired in-process research and development. A valuation allowance was established for the portion of the deferred tax asset attributable to the acquired in-process research and development that is not expected to be realized within five years.


LIQUIDITY AND CAPITAL RESOURCES

Cash, short-term investments and long-term investments increased $13 million to $210 million at September 30, 1999 from $197 million at March 31, 1999. This increase is largely due to cash provided from operating activities and net proceeds from the exercise of stock options under the Stock Option Plans and the sales of common stock under the Employee Stock Purchase Plan, offset by cash paid to the remaining Quarterdeck shareholders to complete the acquisition of Quarterdeck, capital expenditures, repurchases of our common stock, and the acquisition of URLabs.

In addition to cash and short-term investments, we have $79 million of restricted investments related to collateral requirements under certain lease agreements. Subsequent to the transfer of one of our World Headquarters office buildings and the move to a new office building, we are now obligated under these lease agreements for two office

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


buildings in Cupertino, California, to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

As of September 23, 1999, we amended our $10 million line of credit which expires in May 2000, amending certain financial covenants as a result of our acquisition of URLabs. We were in compliance with the debt covenants for this line of credit as of September 30, 1999. As of September 30, 1999, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit is canceled or amounts are not available under the line, there would not be a material adverse impact on our financial results, liquidity or capital resources.

Net cash provided by operating activities was $90 million and was comprised of net income of $50 million, non-cash related expenses of $27 million and a net change in net assets and liabilities of $13 million.

Net trade accounts receivable increased $6 million to $82 million at September 30, 1999, from $76 million at March 31, 1999, primarily due to an increase in revenues in September 1999 compared to March 1999 in most of our regions.

On March 22, 1999, the Board authorized the repurchase of up to $75 million of our outstanding common stock. As of September 30, 1999, we have purchased 1 million shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million.

On June 9, 1998, the Board authorized the repurchase of up to 5% of our outstanding common stock before December 31, 1998. No shares were repurchased under this plan during the June 1998 quarter. During the September 1998 quarter, we purchased 1.7 million shares at prices ranging from $17.13 to $27.21 for an aggregate amount of approximately $40 million. We completed the repurchase as of October 30, 1998, repurchasing a total of 2.9 million shares at prices ranging from $13.10-$27.21 for an aggregate amount of approximately $56 million.

If we were to sustain significant losses, we could be required to reduce operating expenses, which could result in product delays and a reassessment of acquisition opportunities, which could negatively impact our growth objectives and/or pursuit of further financing options. We believe existing cash and short-term investments and cash generated from operating activities will be sufficient to fund operations for the next year.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements included herein on page 10 of this Form 10-Q.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Symantec was held on September 15, 1999. (b) Matters voted on at the meeting and votes cast on each were as follows:

                                                                     Total Vote     Authority
                                                    Total Vote        Withheld      Withheld
                                                      For Each       From Each      From All
                                                      Director        Director      Nominees
                                                    ----------       ----------     ---------
1.   To elect seven directors to Symantec's
     Board of Directors, each to hold office
     until his or her successor is elected and
     qualified or until his or her earlier
     resignation or removal.

     Tania Amochaev..............................   51,230,945        471,046             --
     Charles M. Boesenberg.......................   51,020,320        681,670             --
     Walter W. Bregman...........................   51,211,701        490,290             --
     Carl D. Carman..............................   51,227,273        474,718             --
     Robert R. B. Dykes..........................   51,231,020        470,971             --
     Robert S. Miller............................   51,223,372        478,619             --
     John W. Thompson............................   51,238,405        463,586             --

                                                                                                       Broker
                                                       For            Against        Abstain         "Non-Votes"
                                                    ----------       ----------     ---------        -----------
2.   To consider and act upon a proposal            22,066,404       17,639,398       134,337                --
     to (i) amend Symantec's 1996 Equity
     Incentive Plan (the "96 Plan") to make
     available for issuance an additional
     3,211,400  shares of Symantec Common
     Stock, which will raise the 96 Plan's
     limit on shares that may be issued
     pursuant to awards granted from
     9,001,802 to 12,213,202.


                                                                                                       Broker
                                                       For            Against        Abstain         "Non-Votes"
                                                    ----------       ----------     ---------        -----------
3.   To consider and act upon a proposal to         28,146,074        11,810,250      130,844                --
     amend Symantec's 1998 Employee Stock
     Purchase Plan (the "Stock Purchase
     Plan") to make available for issuance
     an additional 760,000 shares of
     Symantec Common Stock, which will
     raise the Stock Purchase Plan's limit
     by 1% of Symantec's outstanding
     shares on each January 1, during the
     term of the Stock Purchase Plan.

4.   To consider and act upon a proposal to         51,587,481            49,389       65,914                --
     ratify the Board of Director's selection
     of Ernst & Young LLP as Symantec's
     independent auditors for the 2000
     fiscal year.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.   The following exhibits are filed as part of this Form 10-Q:
      10.01     Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation,
                regarding property located in Santa Monica, California.
      10.02     Sixth Amendment to Credit Agreement, dated as of September 23,
                1999, by and between Symantec Corporation and Bank of America,
                N.A.
      10.03     Limited Waiver and Amendment, dated as of September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance,
                Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited.
      27.1      Financial Data Schedule for the Six Months Ended September 30, 1999.

(b)  Reports on Form 8-K
     None.


ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 11, 1999                     SYMANTEC CORPORATION



                                              By    /s/ John W. Thompson
                                                 ------------------------------
                                                    John W. Thompson
                                                    Chairman, President and
                                                    Chief Executive Officer


                                              By    /s/ Gregory Myers
                                                 ------------------------------
                                                    Gregory Myers
                                                    Chief Financial Officer and
                                                    Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
--------                                -----------
 10.01        Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation,
              regarding property located in Santa Monica, California.

 10.02        Sixth Amendment to Credit Agreement, dated as of September
              23, 1999, by and between Symantec Corporation and Bank of America,
              N.A.

 10.03 Limited Waiver and Amendment, dated as of September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance,
              Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited.

  27.1        Financial Data Schedule for the Six Months Ended September 30, 1999.