Form 10-Q
period 1999-12-31
SYMANTEC CORP
filed 2000-02-11
CIK 849399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


   (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999.

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

                        YES   [X]           NO  [ ]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,460,910 shares of Delrina exchangeable stock, as of January 28, 2000:

COMMON STOCK, PAR VALUE $0.01 PER SHARE                       59,393,072 SHARES

--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                 Page
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets
           as of December 31, 1999 and March 31, 1999...........................   3
        Condensed Consolidated Statements of Income
           for the three and nine months ended December 31, 1999 and 1998.......   4
        Condensed Consolidated Statements of Cash Flow
           for the three and nine months ended December 31, 1999 and 1998.......   5
        Notes to Condensed Consolidated Financial Statements....................   6
Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  18
Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  36

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings.......................................................  37
Item 6. Exhibits and Reports on Form 8-K........................................  37
Signatures......................................................................  38

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    December 31,     March 31,
(In thousands)                                                              1999          1999
------------------------------------------------------------------  ------------     ---------
ASSETS                                                               (unaudited)
------
Current assets:
    Cash, cash equivalents and short-term investments                  $ 404,461     $ 192,755
    Trade accounts receivable                                             45,708        76,386
    Inventories                                                            7,728         6,377
    Deferred income taxes                                                 41,972        22,636
    Other                                                                 11,780        12,790
                                                                       ---------     ---------
      Total current assets                                               511,649       310,944
Long-term investments                                                         --         4,270
Restricted investments                                                    80,951        71,405
Equipment and leasehold improvements, net                                 54,941        52,887
Deferred income taxes                                                     34,913         5,519
Purchased product rights and capitalized software, net                    30,324        36,209
Goodwill, net                                                             69,558        75,224
Other                                                                     10,033         7,018
                                                                       ---------     ---------
                                                                       $ 792,369     $ 563,476
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $  42,101     $  45,862
    Accrued compensation and benefits                                     22,683        20,788
    Deferred revenue                                                      85,935        55,965
    Other accrued expenses                                                56,572        75,954
    Income taxes payable                                                  23,065        18,339
                                                                       ---------     ---------
      Total current liabilities                                          230,356       216,908
Long-term obligations                                                        975         1,455

Commitments and contingencies
Stockholders' equity:
    Preferred stock (authorized: 1,000; issued and outstanding: none)         --            --
    Common stock (authorized: 100,000; issued and outstanding: 59,116
      and 56,872 shares, respectively)                                       591           569
    Capital in excess of par value                                       399,147       315,698
    Notes receivable from stockholders                                       (24)         (144)
    Unearned compensation                                                   (839)           --
    Retained earnings                                                    178,523        48,100
    Accumulated other comprehensive loss                                 (16,360)      (19,110)
                                                                       ---------     ---------
      Total stockholders' equity                                         561,038       345,113
                                                                       ---------     ---------

                                                                       $ 792,369     $ 563,476
                                                                       =========     =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                 Three Months Ended          Nine Months Ended
                                                       December 31,               December 31,
                                          -------------------------    -----------------------
(In thousands, except per share
   data; unaudited)                              1999          1998         1999          1998
--------------------------------          -----------   -----------    ---------     ---------
Net revenues                              $   200,847   $   155,206    $ 558,520     $ 423,010
Cost of revenues                               30,799        26,488       92,064        68,108
                                          -----------   -----------    ---------     ---------
    Gross margin                              170,048       128,718      466,456       354,902

Operating expenses:
    Research and development                   28,674        24,407       83,583        75,143
    Sales and marketing                        80,603        71,815      230,030       212,212
    General and administrative                 12,673         8,436       31,427        27,692
    Amortization of goodwill                    4,287         1,966       13,391         3,068
    Amortization of intangibles from
      acquisitions                                250            90          657            97
    Acquired in-process research
      and development                              --         7,560        1,200        26,725
    Restructuring and other expenses            2,246            --        5,059         5,105
    Litigation judgment                            --            --           --         5,825
                                          -----------   -----------    ---------     ---------

    Total operating expenses                  128,733       114,274      365,347       355,867
                                          -----------   -----------    ---------     ---------
Operating income (loss)                        41,315        14,444      101,109          (965)

    Interest income                             3,116         2,676        7,829        11,157
    Interest expense                               --         (475)          (22)       (1,126)
    Income, net of expense, from sale of
      technologies and product lines           89,967         9,850       99,867        35,198
    Other income                                  771           420          982         2,500
                                          -----------   -----------    ---------     ---------

Income before income taxes                    135,169        26,915      209,765        46,764
    Provision for income taxes                 46,156        11,032       71,193        21,321
                                          -----------   -----------    ---------     ---------
Net income                                $    89,013   $    15,883    $ 138,572     $  25,443
                                          ===========   ===========    =========     =========

Net income per share - basic              $      1.52   $      0.29    $    2.42     $    0.45
                                          ===========   ===========    =========     =========

Net income per share - diluted            $      1.41   $      0.28    $    2.27     $    0.44
                                          ===========   ===========    =========     =========

Shares used to compute net income
     per share - basic                         58,400        55,531       57,265        56,675
                                          ===========   ===========    ============= =========
Shares used to compute net income
    per share - diluted                        63,020        57,633       61,058        59,652
                                          ===========   ===========    =========     =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             Nine Months Ended
                                                                                  December 31,
                                                                       -----------------------
 (In thousands; unaudited)                                                  1999          1998
---------------------------------------------------------------------  ---------     ---------
Operating Activities:
  Net income                                                           $ 138,572     $  25,443
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization of equipment and leasehold
      improvements                                                        18,133        19,145
    Amortization and write-off of capitalized software
      development costs                                                    7,792         3,952
    Amortization of goodwill                                              13,391         3,068
    Write-off of acquired in-process research and development              1,200        26,725
    Write-off of equipment and leasehold improvements                      2,097           294
    Deferred income taxes                                                (26,273)       (2,237)
    Gain on divestiture of ACT! product line                             (18,285)           --
    Gain on divestiture of Visual Cafe product line                      (68,523)           --
    Net change in assets and liabilities, excluding effects
     of acquisitions:
      Trade accounts receivable                                           28,744        11,095
      Inventories                                                         (2,045)       (3,328)
      Other current assets                                                   967         2,317
      Other assets                                                          (370)          490
      Accounts payable                                                    (3,186)        1,951
      Accrued compensation and benefits                                    2,931        (2,771)
      Deferred revenue                                                    29,970        20,553
      Other accrued expenses                                               3,881        (6,969)
      Income taxes payable                                                 5,243       (13,869)
      Income tax benefit from stock options                               40,547            --
                                                                       ---------     ---------
Net cash provided by operating activities                                174,786        85,859
                                                                       ---------     ---------

Investing Activities:
  Capital expenditures                                                   (23,215)      (19,177)
  Purchased product rights                                                (1,000)       (3,901)
  Proceeds from divestiture of Visual Cafe product line                   75,000            --
  Purchase of URLabs                                                     (42,100)           --
  Payment of debt related to purchase of IBM's anti-virus business        (8,000)       (8,000)
  Purchase of remaining minority interest in Quarterdeck                 (16,394)           --
  Purchase of majority interest in Quarterdeck                                --       (30,278)
  Purchase of Intel's anti-virus business                                     --       (11,889)
  Purchase of Binary Research Limited's operations                            --       (27,500)
  Purchases of marketable securities                                    (180,044)     (128,633)
  Proceeds from sales of marketable securities                            52,551       212,018
  Purchases of long-term, restricted investments                          (9,546)       (9,507)
  Proceeds from sales of long-term investments                             4,270            --
                                                                       ---------     ---------
Net cash used in investing activities                                   (148,478)      (26,867)
                                                                       ----------    ---------

Financing Activities:
  Repurchases of common stock                                            (18,722)      (56,341)
  Net proceeds from sales of common stock and other                       51,364        16,739
  Principal payments on long-term obligations                               (480)           --
                                                                       ---------     ---------
Net cash provided by (used in) financing activities                       32,162       (39,602)
                                                                       ---------     ---------

Effect of exchange rate fluctuations on cash and cash equivalents          1,245        (8,252)
                                                                       ---------     ---------
Increase in cash and cash equivalents                                     59,715        11,138
Beginning cash and cash equivalents                                      153,873       139,013
                                                                       ---------     ---------
Ending cash and cash equivalents                                       $ 213,588     $ 150,151
                                                                       =========     =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 1999, and for the three and nine months ended December 31, 1999 and 1998, are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 1999. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 1999, March 31, 1999 and December 31, 1998 reflect amounts as of and for the periods ended December 31, 1999, April 2, 1999 and January 1, 1999, respectively. The three months ended December 31, 1999 and 1998 comprised 13 weeks of activity. The nine months ended December 31, 1999 and 1998 comprised 39 weeks of activity.

On December 31, 1999, the Company divested its ACT! and Visual Cafe product lines. Because the divestitures of the ACT! and Visual Cafe product lines were effective at the close of business on December 31, 1999, these product lines are included in the results of operations for the quarters and nine months ended December 31, 1999 and 1998.

During the September 1999 quarter, the Company acquired Unified Research Laboratories, Inc. (URLabs), an internet access control and email scanning company. During the December 1998 quarter, the Company completed its tender offer for 63% interest in Quarterdeck Corporation (Quarterdeck). In the March 1999 quarter, the Company acquired the remaining 37% interest in Quarterdeck. During the December 1998 quarter, the Company acquired Intel Corporation's (Intel) anti-virus business. During the June 1998 quarter, the Company acquired International Business Machine's (IBM) anti-virus business and the operations of Binary Research Limited (Binary) (See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q). Each of these acquisitions was accounted for as a purchase. The results of operations from these acquisitions have been included in Symantec's results of operations from their respective dates of acquisition.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2.  BALANCE SHEET INFORMATION

                                                                    December 31,     March 31,
(In thousands)                                                              1999          1999
---------------------------------------------------------------     ------------     ---------
                                                                     (unaudited)
Cash, cash equivalents and short-term investments:
  Cash                                                                 $  81,715     $  41,031
  Cash equivalents                                                       131,873       112,842
  Short-term investments                                                 190,873        38,882
                                                                       ---------     ---------
                                                                       $ 404,461     $ 192,755
                                                                       =========     =========
Trade accounts receivable:
  Receivables                                                          $  52,512     $  81,332
  Less: allowance for doubtful accounts                                   (6,804)       (4,946)
                                                                       ---------     ---------
                                                                       $  45,708     $  76,386
                                                                       =========     =========
Inventories:
  Raw materials                                                        $   2,179     $   1,887
  Finished goods                                                           5,549         4,490
                                                                       ---------     ---------
                                                                       $   7,728     $   6,377
                                                                       =========     =========
Equipment and leasehold improvements, net:
  Computer hardware and software                                       $ 143,592     $ 134,745
  Office furniture and equipment                                          35,338        33,705
  Leasehold improvements                                                  20,057        22,516
                                                                       ---------     ---------
                                                                         198,987       190,966
  Less: accumulated depreciation and amortization                       (144,046)     (138,079)
                                                                       ---------     ---------
                                                                       $  54,941     $  52,887
                                                                       =========     =========
Purchased product rights and capitalized software, net:
  Purchased product rights and technologies                            $  48,346     $  47,181
  Capitalized software development costs                                   2,397         2,377
  Less: accumulated amortization of purchased product rights             (18,037)      (11,112)
  Less: accumulated amortization of capitalized software costs            (2,382)       (2,237)
                                                                       ---------     ---------
                                                                       $  30,324     $  36,209
                                                                       =========     =========
Goodwill, net:
  Goodwill                                                             $  89,125     $  81,400
  Less: accumulated amortization                                         (19,567)       (6,176)
                                                                       ---------     ---------
                                                                       $  69,558     $  75,224
                                                                       =========     =========
Accumulated other comprehensive loss:
  Unrealized gain (loss) on available-for-sale investments             $   3,178     $    (304)
  Cumulative translation adjustment                                      (19,538)      (18,806)
                                                                       ---------     ---------
                                                                       $ (16,360)    $ (19,110)
                                                                       =========     =========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  NET INCOME PER SHARE

The components of net income per share are as follows:

                                               Three Months Ended           Nine Months Ended
                                                     December 31,                 December 31,
                                          -----------------------      -----------------------
(In thousands, except per share
   data;  unaudited)                           1999          1998           1999          1998
-------------------------------           ---------     ---------      ---------     ---------
BASIC NET INCOME PER SHARE
Net income                                $  89,013     $  15,833      $ 138,572     $  25,443
                                          =========     =========      =========     =========

Weighted average number of common
  shares outstanding during the period       58,400        55,531         57,265        56,675
                                          =========     =========      =========     =========

Basic net income per share                $    1.52     $    0.29      $    2.42     $    0.45
                                          =========     =========      =========     =========


DILUTED NET INCOME PER SHARE
Net income                                $  89,013     $  15,833      $ 138,572     $  25,443

Interest on convertible subordinated
  debentures, net of income tax effect           --           169             --           507
                                          ---------     ---------      ---------     ---------
Net income, as adjusted                   $  89,013     $  16,052      $ 138,572     $  25,950
                                          =========     =========      =========     =========

Weighted average number of common
  shares outstanding during the period       58,400        55,531         57,265        56,675
Shares issuable from assumed exercise
  of options                                  4,620           912          3,793         1,787
Shares issuable from assumed conversion
  of convertible subordinated debentures         --         1,190             --         1,190
                                          ---------     ---------       --------    ----------
Total shares for purpose of calculating
    diluted net income per share             63,020        57,633         61,058        59,652
                                          =========     =========      =========     =========

Diluted net income per share              $    1.41     $    0.28      $    2.27     $    0.44
                                          =========     =========      =========     =========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.   RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consists of the following:

                                               Three Months Ended            Nine Months Ended
                                                     December 31,                 December 31,
                                          -----------------------      -----------------------
(In thousands;  unaudited)                     1999          1998           1999          1998
--------------------------------------    ---------     ---------      ---------     ---------
Personnel severance                       $   2,246     $      --      $   5,059         3,800
Planned abandonment of manufacturing
  facility lease                                 --            --             --         1,305
                                          ---------     ---------      ---------     ---------
Total restructuring and other expenses    $   2,246     $      --      $   5,059     $   5,105
                                          =========     =========      =========     =========

In October 1999, the Company reduced a portion of its Internet Tools business unit's workforce, and, in December 1999, the Company reduced a portion of its Sales workforce. There were 48 employees affected in the Internet Tools business unit resulting in approximately $1.4 million of severance, related benefits and outplacement services which was accrued during the December 1999 quarter. There were 10 employees in the Sales workforce affected, resulting in approximately $0.8 million of severance, related benefits and outplacement services which was accrued in the December 1999 quarter.

During the quarter ended September 30, 1999, the Company provided approximately $0.7 million for costs of severance, related benefits and outplacement services for 2 members of senior management due to the realignment of its business units and their resulting departures.

In the June 1999 quarter, the Company provided approximately $2.7 million for certain costs related to an agreement reached with its former CEO.

During the quarter ended September 30, 1998, the Company made a decision to restructure its operations and outsource its domestic manufacturing operations. As a result, it recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. As of September 30, 1999, the Company revised its original estimates which identified $0.6 million was no longer considered necessary. As a result, the Company reduced the personnel severance accrual by $0.6 million.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5.  COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax, are as follows:

                                               Three Months Ended           Nine Months Ended
                                                     December 31,                 December 31,
                                          -----------------------      -----------------------
 (In thousands;  unaudited)                    1999          1998           1999          1998
------------------------------------      ---------     ---------      ---------     ---------
Net income                                $  89,013     $  15,883      $ 138,572     $  25,443
Other comprehensive (loss) income:
   Change in unrealized gain (loss) on
      available-for-sale investments,
      net of a tax provision (benefit)
      of $1,562, ($184), $1,630,
      and ($222)                              3,319          (392)         3,464          (472)
   Reclassification adjustment for
     (gains) losses included in net
     income, net of a tax provision
     (benefit) of ($8) and $146                  --            --             18          (310)
   Change in cumulative translation
     adjustment, net of a tax benefit
     of ($1,933), ($62), ($344), and
     ($1,330)                                (4,108)         (131)          (732)       (5,394)
                                          ---------     ---------      ---------     ---------
Total other comprehensive (loss) income        (789)         (523)         2,750        (6,176)
                                          ---------     ---------      ---------     ---------
Comprehensive income                      $  82,224     $  15,360      $ 141,322     $  19,267
                                          =========     =========      =========     =========

NOTE 6.  RESTRICTED STOCK

In April 1999, the Company issued 100,000 shares of restricted common stock to its new CEO at $0.01 per share. Unearned compensation of approximately $1.3 million, equivalent to the market value of the common stock on the date of grant was charged to stockholders' equity and will subsequently be amortized over 2 years, the vesting period of the restricted common stock. For the three and nine months ended December 31, 1999, the Company recorded approximately $0.2 million and $0.5 million, respectively, of expense, relating to the restricted common stock.



NOTE 7.  LITIGATION AND CONTINGENCIES

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in the Superior Court of the State of California, County of Santa Clara, against the Company and several of its current and former officers and directors. The complaint alleges that Symantec insiders inflated the Company's stock price and then sold stock based on inside information that the Company's sales were not going to meet analysts' expectations. The complaint seeks damages of an unspecified amount. The complaint has been refiled twice in state court, most recently on January 13, 1997, following Symantec's demurrers directed to previous complaints. On January 7, 1997, the same plaintiffs filed a complaint in the United States District Court, Northern District of California, based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. The district court dismissed that complaint and plaintiffs served an amended complaint in April 1998. Symantec's motion to dismiss the new federal complaint was granted in part, substantially narrowing the complaint. In July 1999, the parties reached an agreement in principle to settle these cases on terms that would have no material financial impact on the Company. In October 1999, the Federal Court approved the settlement, and in December

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1999, the state court action was also dismissed.

On April 23, 1997, Symantec filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. (Network Associates), in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that Symantec had demonstrated a likelihood of success on the merits of certain copyright claims and issued a preliminary injunction (i) prohibiting Network Associates from infringing Symantec's rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has Symantec code, (ii) requiring Network Associates to notify distributors who are still selling versions of PC Medic 97 that have Symantec's code to tell customers that they should upgrade to versions that do not contain Symantec code and (iii) requiring Network Associates to provide Symantec and the court with a sample of the notice to be used. On October 17, 1997, Symantec amended its complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery process. On April 1, 1998, Symantec amended its complaint to add claims for misappropriation of trade secrets, Racketeer Influenced and Corrupt Organizations Act (RICO) and related claims based on additional evidence uncovered in the litigation. Following motions by Network Associates, the court dismissed Symantec's unfair competition and trade secret claims regarding the copyrighted code and its RICO and interference claims. On October 22, 1998, the court consolidated this case with the case against Network Associates and the case brought by CyberMedia, both of which are described below. In December 1999, the parties agreed to a settlement resolving this and the consolidated cases discussed below. During the December 1999 quarter, the Company accrued approximately $3 million related to fees and settlement costs. As of December 31, 1999, the Company believes it has adequately accrued for the settlement and related legal costs.

On December 4, 1998, Symantec filed a lawsuit against Network Associates in the United States District Court, Northern District of California, for copyright infringement, trade secret misappropriation and unfair competition. This case was also settled as part of the above mentioned case.

On February 4, 1998, CyberMedia, Inc. (CyberMedia), which in December 1998 was acquired by Network Associates, filed a lawsuit in the United States District Court, Northern District of California, against Symantec, ZebraSoft Inc. and others, alleging that Symantec's Norton Uninstall Deluxe infringes CyberMedia's copyright and asserting related state law claims. This case was resolved as part of the settlement with Network Associates described above.

On December 15, 1997, Hilgraeve Corporation (Hilgraeve) filed a lawsuit in the United States District Court, Eastern District of Michigan, against Symantec, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit requests damages, injunctive relief, costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

On February 19, 1998, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998, by an Oregon law firm. Those actions were consolidated and a consolidated amended complaint was filed in late October 1998. The complaint originally purported to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus to function properly after the year 2000. All but the unfair business practice claims have been dismissed following Symantec's demurrer. The complaint seeks unspecified damages and injunctive relief. Symantec believes that these claims have no merit and intends to defend the actions vigorously.

In July 1998, the Ontario Court of Justice (General Division) ruled that Symantec should pay a total of approximately $6.8 million for damages and legal costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. Symantec inherited the case through its 1995 acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Symantec has appealed the decision. Symantec recorded a charge of $5.8 million in June 1998, representing the unaccrued portion of the judgment plus costs. As of December 31, 1999, the Company believes that it has adequately accrued for both the judgment and all legal costs.

In March 1997, a class action complaint was filed against Quarterdeck in San Diego County Superior Court. The case was later transferred to Los Angeles County Superior Court. The complaint, purportedly on behalf of a class of purchasers of Quarterdeck's MagnaRAM2 product, sought damages and injunctive relief under the Consumers Legal Remedies Act and Business and Professions Code sections beginning with 17200 and 17500. In November 1999, the parties resolved this case with no material financial impact on the Company.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation (PowerQuest) against Quarterdeck. The complaint alleges that Quarterdeck's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. Symantec believes this claim has no merit and intends to defend the action vigorously.

On July 30, 1998, a class action complaint was filed against Quarterdeck in the Supreme Court of the State of New York, County of New York, on behalf of a purported class of purchasers of Procomm Plus version 4.0 for Windows product (Product). The complaint purported to assert claims for breach of warranty and violation of New York's Consumer Protection From Deceptive Acts and Practices Act arising from the Product's inability to process dates containing the year 2000. The complaint was dismissed and the court entered judgment in Quarterdeck's favor in April 1999. This judgment was affirmed on appeal in December 1999.

On December 23, 1999, Altiris Inc. (Altiris) filed a lawsuit in the United States District Court, District of Utah, against Symantec, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. Symantec believes this claim has no merit and intends to defend the action vigorously.

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

Symantec is also involved in a number of other judicial and administrative proceedings incidental to its business. The Company intends to defend all of the aforementioned pending lawsuits vigorously, and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial condition of the Company, although it is not possible to estimate the possible loss or losses from each of these cases. Depending, however, on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. The Company has accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

NOTE 8.  STOCK REPURCHASES

On March 22, 1999, the Board of Directors (the "Board") of Symantec authorized the repurchase of up to $75 million of Symantec's outstanding common stock. As of December 31, 1999, the Company has repurchased

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

1 million shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million. As of December 31, 1998, the Company completed a previous stock repurchase totaling approximately 2.9 million shares for approximately $56.3 million.

NOTE 9.  DIVESTITURES AND ACQUISITIONS

Divestiture of the Visual Cafe product line

On December 31, 1999, pursuant to an Asset Purchase Agreement, the Company sold the principal assets and liabilities of the Visual Cafe product line to BEA Systems, Inc. and WB Information Corporation (collectively "Buyer"). The assets primarily consisted of fixed assets and intangible assets. The liabilities related to certain revenue deferrals recorded on the Company's balance sheet as of December 31, 1999. In exchange for the assets and liabilities sold to Buyer, Symantec received $75 million in a lump-sum cash payment on December 31, 1999. The Company wrote off or transferred approximately $4.7 million in capitalized software, fixed assets and inventory related to the Visual Cafe product line. In addition, the Company accrued approximately $1.4 million in transaction costs and approximately $0.4 million in retention packages for the affected employees. As a result, the Company recorded a pre-tax gain of approximately $68.5 million on the sale, which is recorded in Income, net of expenses, from sale of technologies and product lines on the Condensed Consolidated Statements of Income.

For a period up to June 30, 2000, the Company and Buyer will work together in accordance with a transition agreement. Under this transition agreement, Buyer will pay Symantec a fee for invoicing, collecting receivables, shipping and other operational and support activities, until such time as the Buyer has the ability to take over these activities, but no later than June 30, 2000. The Company believes these fees will approximate the costs incurred during the transition period to provide these services.

Divestiture of the ACT! product line

On December 31, 1999, pursuant to an exclusive Software License Agreement (SLA) the Company licensed, on an exclusive basis, to SalesLogix Corporation (SalesLogix) substantially all of the ACT! product line technology for a period of four years. In addition, the Company sold to SalesLogix the inventory and fixed assets related to the ACT! product line. In consideration for the license and assets, SalesLogix transferred to Symantec 623,247 shares of its unregistered Common Stock. The shares were valued at approximately $20 million as of December 6, 1999, the date the SLA was signed and the date the number of shares was determined. In addition to the shares received from SalesLogix, Symantec will receive quarterly royalty payments for four years, beginning on or about March 31, 2000. SalesLogix will pay royalties based on a formula set forth in the SLA, up to an aggregate maximum of $57 million. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable at December 31, 1999, the Company will recognize the royalties as earned. At the end of the four year period, SalesLogix has the exclusive option, for a period of 30 days, to purchase the licensed technology for $60 million less all royalties paid to the Company to date. As a result of the SLA, the Company recognized approximately $20 million from the shares received and wrote off or transferred to SalesLogix approximately $0.4 million of inventory and fixed assets attributed to the ACT! product line. In addition, the Company accrued approximately $1.3 million for transaction related costs incurred at December 31, 1999. After recognizing the above amounts, the Company recorded a pre-tax gain of approximately $18.3 million on this transaction, which is recorded in Income, net of expenses, from sale of technologies and product lines on the Condensed Consolidated Statements of Income.

From December 31, 1999 to March 31, 2000, Symantec and SalesLogix will work together in accordance with a transition agreement. Under the transition agreement, SalesLogix will pay Symantec a fee for invoicing, collecting receivables, shipping, and other operational and support activities until such time as SalesLogix takes over these activities, but no later than March 31, 2000. The Company believes these fees will approximate the costs incurred during the transition period to provide these services.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Acquisition of URLabs

On July 21, 1999, the Company purchased 100% of the outstanding common stock of URLabs for $41.5 million plus $0.6 million of acquisition related costs. The transaction was accounted for as a purchase. In connection with the transaction, Symantec recorded approximately $1.2 million for in-process research and development, $37 million for goodwill, $5 million for capitalized software technology and $1.6 million for other intangible assets, offset by approximately $2.7 million in related income tax liabilities. A valuation specialist used management's estimates to establish the amount of in-process research and development. The goodwill and other intangibles are being amortized over a 5-year period. For the quarter ended December 31, 1999, the Company recorded approximately $1.9 million for goodwill amortization and approximately $0.3 million for the amortization of other acquisition related intangible assets. For the nine months ended December 31, 1999, the Company recorded approximately $3.0 million for goodwill amortization and approximately $0.6 million for the amortization of other acquisition related intangible assets.

Acquisition of Quarterdeck

On October 15, 1998, Symantec signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, the Company completed its tender offer for the common stock of Quarterdeck acquiring an approximately 63% interest. On March 29, 1999, Symantec acquired Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement. The transaction was accounted for as a purchase. In connection with the transaction, the Company recorded approximately $8 million of acquired in-process research and development, $8 million of capitalized software technology, $66 million of goodwill and $3 million of other intangibles. A valuation specialist used management's estimates to establish the amount of in-process research and development. The amounts related to workforce in place is being amortized over 2 years. The capitalized software, goodwill and other intangibles will be amortized over a 5-year period. In addition, Quarterdeck had issued $25 million of 6% convertible senior subordinated notes, due in 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes were paid in full without any premium on March 30, 1999. During the December 1999 quarter, the Company reduced the purchase price and the amount allocated to goodwill by $1.5 million due to certain changes in estimates related to acquisition related liabilities. In addition, the Company reduced the amount allocated to goodwill by $26 million due to a change in the characterization of the purchase for tax purposes. As a result of this change the amount of deferred tax assets were increased by $26 million. For the quarter ended December 31, 1999, the Company recorded approximately $2.7 million in amortization expense related to these assets. For the nine month period ended December 31, 1999, the Company recorded approximately $10.4 million in amortization expense related to these assets.


Acquisition of Intel's anti-virus business

On September 28, 1998, Symantec entered into an agreement whereby it purchased Intel Corporation's anti-virus business for approximately $16.5 million. Symantec also licensed Intel's systems management technology which combined with its own anti-virus technology to create improved anti-virus management solutions for corporate organizations. As part of the agreement, Intel continued to support its anti-virus customers and transitioned support to Symantec at the end of June 1999. The transaction was accounted for as a purchase. Under the transaction, Symantec recorded approximately $5.0 million for in-process research and development acquired from Intel, $10.7 million for capitalized software technology and $0.8 million for certain intangible assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. The capitalized software is being amortized over a 5-year period. For both the quarters ended December 31, 1999 and 1998, the Company recorded approximately $0.6 million in amortization expense related to capitalized software and other acquired intangibles. For the nine month periods ended December 31, 1999 and 1998, the Company recorded

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

approximately $1.7 million and $0.6 million in amortization expense related to capitalized software and other acquired intangibles, respectively.

Acquisition of Binary operations

On June 24, 1998, Symantec entered into an agreement whereby Symantec purchased the operations of Binary, an Auckland, New Zealand based company, for $27.8 million plus $0.7 million of acquisition related costs. The transaction was accounted for as a purchase. Under the transaction, Symantec originally recorded approximately $7.1 million for acquired in-process research and development, $16.9 million for capitalized software technology, with the remaining $3.8 million of the purchase price allocated to goodwill, net tangible and intangible assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. During the June 1999 quarter, the Company reduced the amount allocated to goodwill by $2.3 million due to certain changes in estimates in acquisition related liabilities. The remaining capitalized software, goodwill and intangibles are being amortized over a 4-year period. For the quarters ended December 31, 1999 and 1998, the Company incurred approximately $1.1 million and $1.3 million, respectively, of amortization expense related to these assets. For the nine months ended December 31, 1999 and 1998, the Company incurred approximately $3.3 million and $3.0 million, respectively, of amortization expense related to these assets.

Acquisition of IBM's anti-virus business

Effective May 18, 1998, the Company entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, the Company assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights acquired from IBM, the Company agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received from the distribution of immune-enabled Symantec products and immune services provided by the Company using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. In addition, the Company entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. In addition, the Company assumed liabilities of $3 million and incurred additional expenses of approximately $1 million as part of the transaction. Under the transaction, the Company recorded approximately $7 million for in-process research and development, $12 million for goodwill and $1 million for certain prepaid research and development and other assets. A valuation specialist used management's estimates to establish the amount of in-process research and development. Goodwill is being amortized over 5 years. During the December 1999 quarter, Symantec made the final payment under the Master Agreement of $4 million. For each of the quarters ended December 31, 1999 and 1998, the Company incurred approximately $0.9 million of amortization expense related to these assets. For the nine months ended December 31, 1999 and 1998, the Company incurred approximately $2.7 million and $1.7 million, respectively, of amortization expense related to these assets.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

PRO FORMA. The following unaudited pro forma results of operations for the three and nine month periods ended December 31, 1998 are as if the acquisitions of Binary and Quarterdeck had occurred at the beginning of each period. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of each period presented or of future operating results.

                                               Three Months Ended     Nine Months Ended
                                                December 31, 1998     December 31, 1998
                                                -----------------     -----------------
(In thousands, except per share data;
  unaudited)
--------------------------------------
Net revenues                                            $ 155,481             $ 442,961
                                                        =========             =========

Net income                                              $  17,811             $  36,073
                                                        =========             =========

Basic net income per share                              $    0.32             $    0.64
                                                        =========             =========

Diluted net income per share                            $    0.31             $    0.61
                                                        =========             =========



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

NOTE 11.  SEGMENT INFORMATION

Symantec markets its products in North America and international countries primarily through retail and distribution channels. Symantec's operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. The Company has four operating and reportable segments: Remote Productivity Solutions, Security and Assistance, Internet Tools and Corporate Sunset. There are no intersegment sales. Symantec's Chief Executive Officer evaluates performance based on profit or loss from operations before income taxes, excluding nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. Non-segment items include all general and administrative expenses and charges that are one-time in nature, such as acquired in-process research and development, legal judgments/settlements and restructuring and other expenses, and are not allocated to the business units. Assets and liabilities are not discretely reviewed by segment, and except as discussed in Note 9 related to the divestiture of the ACT! and Visual Cafe product lines, which are included in Remote Productivity Solutions, and represent substantially all of the Internet Tools segment, respectively, they have not significantly changed since the Company's previously filed Form 10-K for the year ended March 31, 1999.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables summarize each segment's net revenues from external customers, operating income (loss) and geographical information:

                                       Remote     Security                                               Non-
                                 Productivity          and     Internet    Corporate        Total      Segment          Total
(In thousands; unaudited)           Solutions   Assistance        Tools       Sunset     Segments        Items        Company
--------------------------       ------------   ----------    ---------    ---------    ---------    ---------     ----------
Three Months Ended
December 31, 1999:
Net revenues from
  external customers                $  66,400    $ 130,163    $   4,175    $     109    $ 200,847    $      --     $ 200,847

Operating income (loss)                28,685       44,842       (2,627)      (2,706)      68,194      (26,879)       41,315


Three Months Ended
December 31, 1998:
Net revenues from
  external customers                   57,244       94,606        3,373          (17)     155,206           --       155,206

Operating income (loss)                23,159       37,520       (5,347)      (3,738)      51,594      (37,150)       14,444


Nine Months Ended
December 31, 1999:
Net revenues from
  external customers                  190,014      355,698       12,118          690      558,520           --       558,520

Operating income (loss)                75,383      117,790      (10,104)      (7,537)     175,532      (74,423)      101,109


Nine Months Ended
December 31, 1998:
Net revenues from
  external customers                  166,339      238,691       17,419          561      423,010           --       423,010

Operating income (loss)                64,502       80,703       (9,736)     (21,268)     114,201     (115,166)         (965)





                                        Three Months Ended               Nine Months Ended
                                              December 31,                    December 31,
                                    ----------------------        ------------------------
(In thousands; unaudited)                1999         1998              1999          1998
-------------------------           ---------   ----------        ----------    ----------

Net revenues from external customers:
    United States                   $ 109,728   $   85,432        $  309,875    $  251,967
    Other foreign countries            91,119       69,774           248,645       171,043
                                    ---------   ----------        ----------    ----------
                                    $ 200,847   $  155,206        $  558,520    $  423,010
                                    =========   ==========        ==========    ==========

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

THE MARKET FOR OUR PRODUCTS IS INTENSELY COMPETITIVE AND WE EXPECT THAT COMPETITION WILL CONTINUE AND MAY INCREASE. Our intensely competitive market is influenced by the strategic direction of major microcomputer hardware manufacturers and operating system providers. Our competitiveness depends on our ability to enhance existing products and to offer successful new products on a timely basis. We have limited resources and must restrict product development efforts to a relatively small number of projects.

WE FACE INTENSE PRICE-BASED COMPETITION FOR SALES OF OUR PRODUCTS. Price competition is often intense in the microcomputer software market, especially for utility and anti-virus products. Many of our competitors have significantly reduced the price of utility and anti-virus products. Price competition may continue to increase and become even more significant in the future, which could result in reducing our profit margins.

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

Our financial results and our stock price declined significantly within approximately 6 months after the releases of Windows 3.1, Windows 95 and Windows 98, which in some cases also caused the additional requirement for hardware upgrades, resulting in shifts in customer spending from software to hardware. Windows 2000 is expected to be released beginning in mid February 2000, and, as a result, we could face adverse financial results and additional stock price declines.

With the rise of Linux-based operating systems being introduced into the market, we may lose market share if we are unable to capture the Linux-based market timely and effectively.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Due to the factors noted throughout this section, our earnings and stock price have been and may continue to be subject to significant volatility. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

WE MUST MANAGE AND RESTRUCTURE OUR EXPANDING OPERATIONS EFFECTIVELY. We continually evaluate our product and corporate strategy. We have recently undertaken organizational changes, particularly related to our focus on the enterprise market. We also have divested the Visual Cafe product line and substantially all of the ACT! product line in order to effectively direct our focus. It is likely that we will undertake additional organizational changes and/or product and marketing strategy modifications in the future. As a result of these changes, we have experienced

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

several changes in our management. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes and we may not be able to replace lost net revenues and earnings from our recent divestitures. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION. Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of such disruptions, such as software viruses specifically designed to impede the performance of our products. To date, we have not been significantly affected by any such attempts. Such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site. A hacker who penetrates our network or web site could misappropriate proprietary information or cause interruptions of our services. We might be required to expend significant capital and other resources to protect against, or to alleviate, problems caused by virus creators and hackers.

WE MAY EXPERIENCE REDUCED DEMAND FOR OUR PRODUCTS DUE TO CHANGES IN CUSTOMER BEHAVIOR RESULTING FROM YEAR 2000 PREPARATION. With the significant focus on Year 2000 compliance and functionality, many enterprise customers used their Information Technology budgets in 1999 to focus on Year 2000 issues. As a result, budgets for calendar 2000 may be deployed in areas outside of our customers' Informational Technology departments. This may result in reduced sales of our products and services in the first half of calendar 2000. Now that the Year 2000 rollover has occurred, the demand for our Norton 2000 product will likely decrease significantly, which may have an adverse affect on our future operating results.

WE MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT. The following critical issues concerning the commercial use of the Internet remain unresolved and may affect the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products:

    o   security;

    o   reliability;

    o   cost;

    o   ease of use;

    o   accessibility;

    o   quality of service; or

    o   potential tax or other government regulations.

In addition, new technologies, such as non PC-based internet access devices and handheld organizers are gaining acceptance. We must adapt to these changing technological demands. If we are unable to timely assimilate changes brought about by the Internet and non PC-based environments, our future net revenues and operating results could be adversely affected.

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN. We believe that we will need to incur significant research and development expenditures to remain competitive. While we perform extensive usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle has generally been greater than we originally expected. We are likely to experience delays in future product development. If they are not technologically successful, our resulting products may not achieve market acceptance or compete effectively with products of our competitors.

WE ARE DEPENDENT UPON CERTAIN DISTRIBUTION CHANNELS. A large portion of our sales are made through the retail distribution channel, which is subject to events that create unpredictable fluctuations in consumer demand. Our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

retail distribution customers also carry our competitors' products. These retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by us and our competitors, over that we have no control and which we cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or by us without cause.

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

WE MAY BE UNSUCCESSFUL IN UTILIZING NEW DISTRIBUTION CHANNELS. We currently offer a broad range of products and services over the Internet, which is a relatively new distribution channel for our business. We may not be able to effectively adapt our existing, or adopt new, methods of distributing our software products utilizing the rapidly evolving Internet and related technologies. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

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

CHANNEL FILL AND PRODUCT RETURNS MAY AFFECT OUR NET REVENUES. Our pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Distributors, dealers and end users often delay purchases, cancel orders or return products in anticipation of the availability of the new version or new product. As a result, distributor inventories may decrease between the date we announce a new version or new product and the date of release. Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or from retailers to end users as anticipated. If sales to retailers or end-users do not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories.

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

OUR INCREASED SALES OF ENTERPRISE-WIDE SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS. We sell enterprise-wide site licenses through the distribution channel and through corporate resellers. These licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

This enterprise market has significantly different characteristics and will require different skills and resources to penetrate than the retail desktop application market on which we have concentrated in the past. Since this area is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

becoming a more significant part of our net revenues, we may experience material adverse effect on our operating results if we are unsuccessful in capturing or maintaining a certain level of the enterprise market.

THE TRANSITION TO INTEGRATED SUITES OF UTILITIES MAY RESULT IN REDUCED REVENUES. Integrated suites of utility products are provided by us and our competitors. The price of integrated utility suites is significantly less than the aggregate price of stand-alone products that are included in these utility suites when sold separately. As a result of the shift to integrated utility suites, price competition is intense and we have experienced cannibalization of our stand-alone products that are included within the suite. This may have had an impact on our net revenues and operating results from selling integrated utility suites rather than individual products. Additionally, our products may not compete effectively with competitors' products or integrated utility suites introduced in the future.

WE DEPEND ON OUR INTERNAL COMMUNICATIONS SYSTEMS THAT MAY BE DISRUPTED. Our order entry and product shipping centers are geographically dispersed. A business disruption could occur as a result of natural disasters or the interruption in service by communications carriers. If our communications between these centers are disrupted, particularly at the end of a fiscal quarter, we may suffer an unexpected shortfall in net revenues and a resulting adverse impact on our operating results. Communications and Internet connectivity disruptions may also cause delays in customer access to our Internet-based services or product sales.

WE ARE INVOLVED IN LITIGATION WHICH COULD, AND ANY FUTURE LITIGATION MAY, AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are currently involved in a number of judicial and administrative proceedings. For a discussion of our current litigation, see
Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q. We intend to defend and/or pursue all of these lawsuits vigorously. We may suffer an unfavorable outcome in one or more of these cases. We do not expect the final resolution of these lawsuits to have a material adverse effect on our financial position, individually or in the aggregate. However, depending on the amount and timing of unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

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

designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse affect on our business, operating results and financial condition.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO ADAPT OUR DEVELOPMENT TO THESE CHANGES. We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause certain of our products to become obsolete more quickly than expected.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. As consolidation in the software industry continues, fewer companies compete in certain markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, some of these companies offer a broader range of products than we do, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, companies or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, companies or products. Any of these changes may have a significant adverse effect on our future net revenues and operating results. Furthermore, we use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. We have completed a number of acquisitions and dispositions of technologies, companies and products in the past 18 months. We may acquire and dispose of other technologies, companies and products in the future. We may encounter difficulties in integrating the operations and employees of, and realizing certain economies of scale from, past and future acquisitions. In addition, we may need to secure financing to pay for future acquisitions. Acquisition financing may not be available on favorable terms or at all. We typically incur significant expenses in connection with our acquisitions. Future acquisitions may have a significant adverse impact on our future profitability and financial resources.

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel, particularly as we focus on enterprise-wide applications. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options which requires ongoing stockholder approval.

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

WE MAY EXPERIENCE DISRUPTION OF OUR INTERNAL SYSTEMS AS A RESULT OF THE YEAR 2000. In order to prepare for the Year 2000, we completed a major evaluation of our internal applications, systems and databases. We modified or replaced portions of our hardware and associated software to enable our operational systems and networks to function properly with respect to dates January 1, 2000 and thereafter. We will continue to evaluate interfaces between our systems and third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. Although the Year 2000 rollover did not cause any significant problems, as discussed below, we may still encounter problems as operations uncover processes not yet utilized. In addition, the systems of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

other companies with which we do business may not have completely addressed Year 2000 problems. Based on this, we expect the process of evaluating third-party Year 2000 compliance to be ongoing.

Each sub-project has been successfully completed. As a result of the rollover, we did not experience any significant Year 2000 problems nor any destructive viruses, either to our organization or to our products in place with customers. The cost to complete the Year 2000 project was approximately $1.5 million and has been expensed as incurred.

Following the rollover, we should not suffer significant operational problems with our computer systems due to the Year 2000. However, we will continue to monitor any Year 2000 problems, including the any issues related to February 2000, as it is a leap year.

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

A significant proportion of our net revenues are generated during the last month of a fiscal quarter. Most resellers tend to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. In part, this is because these two groups are able, or believe that they are able, to negotiate lower prices and more favorable terms. Our reliance on a large proportion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. A significant portion of our net revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. As a result, our operating results may be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country's political and economic structure.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Based on current information, we do not believe that the euro will have a material adverse impact on our results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OVERVIEW
Symantec is a world leader in Internet security technology that provides content security solutions to enterprise organizations and helps companies manage and support workforces that use computers and other mobile devices. Symantec is also a leading provider of software products for the consumer market. Symantec has a 52-week fiscal accounting year. The December 31, 1999 and 1998 quarters closed on December 31, 1999 and January 1, 1999, respectively, and each comprised 13 weeks of revenue and expense activity. Each of the nine month periods ended December 31, 1999 and 1998, comprised 39 weeks of revenue and expense activity.

RESULTS OF OPERATIONS
On December 31, 1999, we divested our ACT! and Visual Cafe product lines. Because the divestitures of the ACT! and Visual Cafe product lines were effective at the close of business on December 31, 1999, these product lines are included in our results of operations for the quarters and nine months ended December 31, 1999 and 1998. The resulting gains from these divestitures have been included in Income, net of expense, from sale of technologies and product lines, in the Condensed Consolidated Statements of Income.

During the September 1999 quarter, we acquired Unified Research Labs, Inc. (URLabs). During the December 1998 quarter, we completed our tender offer for a 63% interest in Quarterdeck Corporation (Quarterdeck). In the March 1999 quarter, we acquired the remaining 37% interest in Quarterdeck. During the December 1998 quarter, we acquired Intel Corporation's (Intel) anti-virus business. During the June 1998 quarter, we acquired International Business Machine's (IBM) anti-virus business and Binary Research Limited's (Binary) operations (see Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The results of operations from these acquisitions have been included in our results of operations from their respective dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table sets forth each item from our condensed consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

                                            Three Months                  Nine Months
                                                   Ended     Percent            Ended    Percent
                                            December 31,      Change     December 31,     Change
                                          --------------   in Dollar   --------------  in Dollar
                                           1999     1998     Amounts    1999     1998    Amounts
                                          -----    -----   ---------   -----    -----  ---------
(Unaudited)
Net revenues..........................      100%     100%      29%       100%     100%      32%
Cost of revenues......................       15       17       16         16       16       35
                                          -----    -----               -----    -----
      Gross margin....................       85       83       32         84       84       31
Operating expenses:
    Research and development..........       14       16       17         15       18       11
    Sales and marketing...............       40       46       12         41       50        8
    General and administrative........        6        5       50          6        7       13
    Amortization of goodwill .........        2        1      118          2        1      336
    Amortization of intangibles from
        acquisitions..................       --       --        *         --       --        *
    Acquired in-process research and
      development.....................       --        5     (100)        --        6      (96)
    Restructuring and other expenses..        1       --        *          1        1       (1)
    Litigation judgment...............       --       --       --         --        2     (100)
                                          -----    -----               -----    -----
      Total operating expenses........       63       73       13         65       85        3
                                          -----    -----               -----    -----
Operating income (loss)...............       22       10      186         19       (1)       *
Interest income.......................        2        2       16          1        3      (30)
Interest expense......................       --       --        *         --       --     (102)
Income, net of expense, from
  sale of technologies and
  product lines                              44        6      813         18        8      184
Other income..........................       --       --       84         --        1      (61)
                                          -----    -----               -----    -----
 Income before income taxes...........       68       18      402         38       11      349
Provision for income taxes ...........       24        8      318         13        5      234
                                          -----    -----               -----    -----
Net income............................       44%      10%     460         25%       6%     445
                                          =====    =====               =====    =====

* percentage change is not meaningful.

NET REVENUES

Net revenues increased 29% to $201 million in the December 1999 quarter from $155 million in the December 1998 quarter. Net revenues increased 32% to $559 million in the nine month period ended December 31, 1999 from $423 million in the comparable period ended December 31, 1998. The increase in net revenues was due to strong growth in our consumer, or retail, revenues, strong international results and solid performance in our enterprise, or corporate, revenues. As a result we experienced strong growth in our three principal business units, Security and Assistance, Remote Productivity Solutions and Internet Tools, with the largest increase in both dollars and percentage in our Security and Assistance business unit. This growth in all our business units is attributed to an increase in the anti-virus market, preparation for the Year 2000 rollover and several new product version releases in late September 1999, resulting in strong sales in the December 1999 quarter over the December 1998 quarter, which is typically a strong quarter seasonally in the consumer market. In addition, we experienced a significant increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

our enterprise revenues.

BUSINESS UNITS

The Security and Assistance business unit (SABU) is dedicated to being the leader in Internet security technology and being indispensable to customers' daily use of computers by increasing productivity and keeping computers safe and reliable. SABU comprised approximately 65% and 61% of net revenues in the quarters ended December 31, 1999 and 1998, respectively. SABU comprised approximately 64% and 57% of net revenues in the nine months ended December 31, 1999 and 1998, respectively. Increased net revenues for this business unit in both the three and nine month periods ended December 31, 1999, compared to the three and nine month periods ended December 31, 1998, were primarily related to outbreaks of significant viruses, new releases of existing products and our customers preparing for the Year 2000 rollover. These factors resulted in increases in sales of Norton AntiVirus, Norton 2000 and Norton SystemWorks. In the quarter ended December 31, 1999, we experienced increased sales of 174%, 143% and 39% of our Norton 2000, Norton SystemWorks and Norton AntiVirus, respectively, over the quarter ended December 31, 1998. In the nine months ended December 31, 1999, we experienced increased sales of 918%, 248% and 66% of our Norton 2000, Norton SystemWorks and Norton AntiVirus, respectively, over the nine months ended December 31, 1998. In addition, the Norton Ghost product (disk-cloning technology), has contributed to this growth with increases of 45% and 72% in the three and nine month periods ended December 31, 1999, respectively, over the comparable periods in the prior year. The growth by the above products in SABU were partially offset by decreases in sales of Norton Utilities and MAC products, in both comparative periods.

The Remote Productivity Solutions business unit (RPS) helps remote professionals remain productive and work reliably, anywhere and anytime. RPS comprised approximately 33% and 37% of net revenues for the quarters ended December 31, 1999 and 1998, respectively. RPS comprised approximately 34% and 39% of net revenues for the nine months ended December 31, 1999 and 1998, respectively. Although revenues decreased as a percentage of total revenues, absolute dollar revenue for this business unit increased 16% and 14% for the three and nine month periods ended December 31, 1999, respectively, as compared to their comparable periods in the prior year. The increase in sales for the nine month periods primarily relate to significant growth in sales of pcANYWHERE, as a new release was introduced in June 1999, and strong sales of ACT! in the December 1999 quarter. ACT! revenues for the nine months ended December 31, 1999, however, were flat compared to the comparable nine months in 1998. The Winfax product continues to experience reduced sales for the quarter and nine month periods ended December 31, 1999. The ACT! product line was exclusively licensed to SalesLogix in the December 1999 quarter, and as part of that agreement, we will not continue selling or marketing the ACT! product. We expect, however, to receive royalty payments on a quarterly basis from SalesLogix, beginning with the March 2000 quarter through the December 2003 quarter, however, there are no guaranteed minimum amounts associated with these royalties. The maximum payments, although contingent on certain sales levels, will not exceed an aggregate maximum of $57 million through December 2003.

Internet Tools, which are primarily Visual Cafe products, which provide an easy to use Java development environment, comprised approximately 2% of net revenues in the quarters ended December 31, 1999 and 1998, respectively, and 2% and 4% for the nine month periods ended December 31, 1999 and 1998, respectively. Although the net revenues were flat as a percentage of revenue, net revenues increased in absolute dollars by 24% for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. This business unit's net revenues were lower in the nine month period ended December 31, 1999 than in the nine month period ended December 31, 1998, primarily due to a $6 million license contract with a single customer, which occurred in the June 1998 quarter. The Visual Cafe product line was divested at the close of business on December 31, 1999, and due to the restructuring of the remaining business unit, we expect nominal revenues in the future from this business unit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

PRO FORMA REVENUE
For comparative purposes, the following table displays on a pro forma basis our net revenues excluding the ACT! and Visual Cafe product lines:

                                                 Three Months Ended          Nine Months Ended
                                                       December 31,               December 31,
                                          -------------------------    -----------------------
(In thousands)                                   1999          1998         1999          1998
--------------                            -----------   -----------    ---------     ---------
Pro Forma net revenues                    $   185,652   $   142,564    $ 517,002     $ 376,666


INTERNATIONAL

Net revenues from international sales outside of North America were $85 million and $65 million which represented 42% of total net revenues in each of the quarters ended December 31, 1999 and 1998, respectively. Net revenues from international sales outside of North America were $228 million and $158 million and represented 41% and 37% of total net revenues in the nine month periods ended December 31, 1999 and 1998, respectively. These increases in net revenues were the result of strong sales growth in Japan, the Asia/Pacific and the Europe, Middle East and Africa (EMEA) regions. The Japan, Asia/Pacific and EMEA regions had growth in net revenues of 57%, 49% and 18%, respectively, for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998, with increases in revenues of 54%, 75%, 36%, respectively, for the nine month periods ended December 31, 1999 compared to the comparable periods ended December 31, 1998. These increases in revenues were driven primarily by growth in sales of pcANYWHERE, Norton SystemWorks and Norton AntiVirus products.


GROSS MARGIN
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software and purchased product rights and technologies, including those acquired in business combinations.

Gross margin increased to 84.7% of net revenues in the December 1999 quarter from 82.9% in the December 1998 quarter. Gross margin slightly decreased to 83.5% for the nine month period ended December 31, 1999 from 83.9% for the nine month period ended December 31, 1998. The improved gross margin percentage in the December 1999 quarter is primarily related to reduced costs in manufacturing of packaged products. Factors contributing to the decrease in gross margin percentage for the nine month periods include a change in product mix and increased price competition. Gross margin was also adversely impacted by increased royalty expense from products sold with higher royalty rates than those sold in the quarter and nine months ended December 1998, primarily from increased sales of the Norton 2000 product and increased amortization of developed technology from our acquisitions. In addition, technical support costs related to enterprise sales increased as the mix of enterprise sales increased.

During the September 1999 quarter, we capitalized approximately $6.6 million of software technology as part of our acquisition of URLabs. During the December 1998 and March 1999 quarters, we capitalized $11.2 million of software technology as part of our acquisition of Quarterdeck. During the September 1998 quarter, we capitalized $10.7 million of software technology acquired as part of our acquisition of Intel's anti-virus business. During the June 1998 quarter, we capitalized $16.9 million of software technology acquired as part of our acquisition of certain assets of Binary. Amortization of capitalized software, including amortization and write-off of both purchased product rights, technologies and capitalized software development costs totaled approximately $2.3 and $1.7 million for the December 1999 and 1998 quarters, respectively, and approximately $6.5 and $3.1 million for the nine month

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

periods ended December 1999 and 1998, respectively. Prior to consideration of any future acquisitions, we expect to expense approximately $2.3 million of capitalized software amortization per quarter for the next nine quarters, and then declining over each of the remaining ten quarters.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses were 14% and 16% of net revenues for the three months ended December 31, 1999 and 1998, respectively, and 15% and 18% of net revenues for the nine months ended December 31, 1999 and 1998, respectively. The decrease as a percentage of net revenues resulted primarily from the increases in net revenues in the most recent periods.

Although, as a percentage of net revenues research and development expenses decreased, absolute dollars increased 17% to $29 million in the December 1999 quarter from $24 million in the December 1998 quarter. Absolute dollars increased 11% to $84 million in the nine months ended December 1999 from $75 million in the comparable December 1998 period. The increases in both the three and nine month periods were primarily due to increases in software development costs paid to additional contractors and employee related expenses during the December 1999 quarter. We also incurred additional costs for patent claim settlements in the December 1999 quarter.

SALES AND MARKETING EXPENSES
Sales and marketing expenses were 40% and 46% of net revenues for the three months ended December 31, 1999 and 1998, respectively, and 41% and 50% of net revenues for the nine months ended December 31, 1999 and 1998, respectively. The decrease as a percentage of net revenues resulted primarily from the increases in net revenues in the most recent periods.

Sales and marketing expenses, in absolute dollars, increased 12% from $72 million in the December 1998 quarter to $81 million in the December 1999 quarter. Sales and marketing expenses increased 8% to $230 million in the nine month period ended December 1999 from $212 million in the nine month period ended December 1998. The increases in sales and marketing expenses for both the three and nine month periods were primarily due to growth in overall headcount and increased profit dependent expenses such as salaries, commissions and other performance based incentives. These increases were partially offset by a reduction in certain marketing and promotional activities.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were 6% and 5% of net revenues in the three month periods ended December 1999 and 1998, respectively, and 6% and 7% of net revenues in the nine month periods ended December 1999 and 1998, respectively.

General and administrative expenses, in absolute dollars, increased 50% to $13 million for the quarter ended December 1999, from $8 million in the quarter ended December 1998. General and administrative expenses increased 13% to $31 million in the nine months ended December 1999, from $28 million for the nine months ended December 1998. Increases in the December 1999 quarter over the December 1998 quarter primarily relate to increases in salaries and benefits, accruals for legal fees and write-offs of certain uncollectible receivables. Increases in the nine months ended December 1999 over the comparable period ended December 1998 are due to these same factors, however, they are offset by a reduction in consulting expenses incurred in the nine months ended December 1998.

AMORTIZATION OF GOODWILL AND INTANGIBLES FROM ACQUISITIONS
Amortization of goodwill and intangibles from acquisitions increased approximately $2.5 million from $2.0 million in the December 1998 quarter to $4.5 million in the December 1999 quarter. Amortization of goodwill and intangibles from acquisitions increased approximately $10.9 million from $3.1 million for the nine month period ended December 31, 1998 to $14.0 million in the nine month period ended December 31, 1999. The increases in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

both the three and nine month periods were due to capitalization of additional goodwill and other intangibles from the acquisitions we made during fiscal 1999 and the URLabs acquisition we completed in the September 1999 quarter. As a result of an election we made in the December 1999 quarter in the accounting of the Quarterdeck transaction for tax purposes, goodwill was reduced by approximately $26 million, thereby reducing the amortization for the December 1999 and future quarters. The reduction of goodwill was the result of recording an additional $26 million of deferred tax assets attributable to net operating losses and other tax deductions of Quarterdeck. Prior to consideration of any future acquisitions, we expect continued amortization of goodwill and other intangibles related to these acquisitions to be approximately $4.3 million over the following nine quarters and then declining over each of the remaining ten quarters (see Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES
Acquired in-process research and development expenses were approximately $7.6 million for the three months ended December 31, 1998, in connection with our acquisition of Quarterdeck in December 1998. There were no expenses for acquired in-process research and development in the three months ended December 31, 1999. Acquired in-process research and development expenses were approximately $1.2 million and $26.7 million for the nine month periods ended December 31, 1999, and 1998, respectively. We recognized acquired in-process research and development expenses of $1.2 million in connection with our acquisition of URLabs in the September 1999 quarter. In the December 1998 quarter we recognized acquired in-process research and development expenses of $7.6 million in connection with our acquisition of Quarterdeck and $5.0 million in connection with our acquisition of Intel's anti-virus business in the September 1998 quarter. In the June 1998 quarter, we recognized acquired in-process research and development expenses of $7.1 million in connection with our acquisition of certain assets and technologies of IBM, and a similar amount in connection with our acquisition of the assets and technologies of Binary (see Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The assumptions and projections made in connection with the determination of the acquired in-process research and development for each of these acquisitions have not significantly changed.

The in-process technology acquired in the URLabs acquisition primarily consisted of research and development related to the next generation of URLabs' two main products, I-Gear 3.5 and Mail Gear 1.2. The I-Gear and Mail Gear product lines are designed for content management use in URL filtering and E-mail filtering, respectively. URLabs' research and development was focused on providing more robust features in its development of the next generation products of I-Gear 3.5 and Mail Gear 1.2.

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

We assumed that revenue attributable to URLabs' in-process technology will be approximately $4 million in the first year and increase in the second and third years of the 5-year projection period at annual rates of 77% and 40%, respectively, and then decrease at rates of 2% and 38% over the remaining two years. We projected annual revenues to range from approximately $4 million to $11 million over the projected period. These projections were based on:


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

We estimated costs to be incurred to reach technological feasibility of the in-process technologies from URLabs as of the date of the acquisition to total approximately $0.2 million. We estimated the in-process technology to be between 30%-40% complete at that time. We projected the introduction of acquired in-process technologies in the marketplace during calendar year 2000, and it was actually introduced late in the December 1999 quarter.

We used a discount rate of 30% for valuing the in-process technologies from URLabs, which we believe reflects the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than our weighted average cost of capital of 25%, due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the technologies acquired from URLabs were based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-Q.

The nature of the efforts required to develop the acquired in-process technology principally relate to the completion of all planning, designing, development and testing activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. Failure to complete these products in their entirety, or in a timely manner, could have a material adverse impact on our financial condition and results of operations. Additionally, the value of the other intangible assets may become impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consists of the following:

                                               Three Months Ended            Nine Months Ended
                                                     December 31,                 December 31,
                                          -----------------------      -----------------------
(In thousands; unaudited)                      1999          1998           1999          1998
--------------------------------------    ---------     ---------      ---------     ---------
Personnel severance                       $   2,246     $      --      $   5,059         3,800
Planned abandonment of manufacturing
  facility lease                                 --            --             --         1,305
                                          ---------     ---------      ---------     ---------
Total restructuring and other expenses    $   2,246     $      --      $   5,059     $   5,105
                                          =========     =========      =========     =========

In October 1999, we reduced a portion of our Internet Tools business unit's workforce and, in December 1999 we reduced a portion of our Sales workforce. There were 48 employees in the Internet Tools business unit affected, resulting in approximately $1.4 million of severance, related benefits and outplacement services which was accrued during the December 1999 quarter. There were 10 employees in the Sales workforce affected, resulting in approximately $0.8 million of severance, related benefits and outplacement services which was accrued in the December 1999 quarter.

During the September 1999 quarter, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for 2 members of senior management due to the realignment of our business units and their resulting departures.

In the June 1999 quarter, we accrued approximately $2.7 million for certain costs related to an agreement reached with our former CEO.

During the quarter ended September 30, 1998, we made a decision to restructure our operations and outsource domestic manufacturing operations. As a result, we recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. We revised our original estimates which identified $0.6 million was no longer considered necessary. As a result, we reduced the personnel severance accrual by $0.6 million.

LITIGATION JUDGMENT
Litigation judgment expenses totaled $5.8 million in the June 1998 quarter. These expenses related to a judgment by a Canadian court on a decade-old copyright action assumed by us when we acquired Delrina Corporation (see Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q).

INTEREST INCOME AND INTEREST EXPENSE
Interest income was approximately $3.1 million and $2.7 million for the three months ended December 31, 1999 and 1998, respectively. Interest income increased 16% in the quarter ended December 31, 1999, over the quarter ended December 31, 1998. The increase in the December 1999 quarter is primarily due to increased average cash balances from higher cash flows from operations.

Interest income was approximately $7.8 million and $11.2 million for the nine month periods ended December 31, 1999 and 1998, respectively. Interest income decreased 30% for the nine months ended December 31, 1999, over the nine months ended December 31, 1998. The decrease in the nine month period ended December 31, 1999 over December 31, 1998 was primarily due to higher average invested cash balances and realized gains on the sale of investments in the nine month period ended December 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Interest expense was zero and $0.5 million for the three month periods ended December 31, 1999 and 1998, respectively. Interest expense was less than $0.1 million and $1.1 million for the nine month periods ended December 31, 1999 and 1998, respectively. The decreases in interest expense in both the three and nine month periods ended December 31, 1999, were primarily due to conversion of our convertible subordinated debentures at the end of fiscal 1999.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES
Income, net of expense, from sale of technologies and product lines consists of the following:

                                                          Three Months Ended          Nine Months Ended
                                                                 December 31,               December 31,
                                                    -------------------------    -----------------------
(In thousands, except per share data; unaudited)           1998          1999         1998          1999
------------------------------------------------    -----------   -----------    ---------     ---------
Gain on divestiture of:
        Visual Cafe product line                    $    68,523   $        --    $  68,523     $      --
        ACT! product line                                18,285            --       18,285            --
Payments from HP and JetForm                              3,159         9,850       13,059        35,198
                                                    -----------   -----------    ---------     ---------
Income, net of expense, from sale of
    technologies and product lines                  $    89,967   $     9,850    $  99,867     $  35,198
                                                    ===========   ===========    =========     =========


On December 31, 1999, pursuant to an Asset Purchase Agreement, we sold the principal assets and liabilities of the Visual Cafe product line to BEA Systems, Inc. and WB Information Corporation (collectively "Buyer"). The assets primarily consisted of fixed assets and intangible assets. The liabilities related to certain revenue deferrals recorded on our balance sheet as of December 31, 1999. In exchange for the assets and liabilities sold to Buyer, we received $75 million in a lump-sum cash payment on December 31, 1999. We wrote off or transferred approximately $4.7 million in capitalized software, fixed assets and inventory related to the Visual Cafe product line. In addition, we accrued approximately $1.4 million in transaction costs and approximately $0.4 million in retention packages for the affected employees. As a result we recorded a pre-tax gain of approximately $68.5 million on the sale.

On December 31, 1999, pursuant to an exclusive Software License Agreement (SLA), we licensed, on an exclusive basis, to SalesLogix Corporation (SalesLogix) substantially all of the ACT! product line technology for a period of four years. In addition, we sold the inventory and fixed assets related to the ACT! product line to SalesLogix. In consideration for the license and assets, SalesLogix transferred to us 623,247 shares of its unregistered Common Stock. The shares were valued at approximately $20 million as of December 6, 1999, the date the SLA was signed and the date the number of shares was determined. In addition to the shares received from SalesLogix, Symantec will receive quarterly royalty payments for four years, beginning on or about March 31, 2000. SalesLogix will pay royalties based on a formula set forth in the SLA, up to an aggregate maximum of $57 million. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable at December 31, 1999, we will recognize the royalties as earned. At the end of the four year period, SalesLogix has the exclusive option, for a period of 30 days, to purchase the licensed technology for $60 million less all royalties paid to us to date. As a result of the SLA, we recognized approximately $20 million from the shares received and wrote off or transferred to SalesLogix approximately $0.4 million of inventory and fixed assets attributed to the ACT! product line. In addition, we accrued approximately $1.3 million for transaction related costs incurred at December 31, 1999. After recognizing the above amounts, we recorded a gain of approximately $18.3 million.

Payments from HP and JetForm are associated with our sale of certain software products, technologies and tangible assets to JetForm Corporation (JetForm) and the Hewlett-Packard Company (HP) during fiscal 1997. The payments decreased from $10 million in the three month period ended December 31, 1998 to $3 million in the three month period ended December 31, 1999. These payments decreased from $35 million to $13 million in the nine month periods ended December 31, 1999 and 1998, respectively. These payments were lower in the quarter and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

nine months ended December 31, 1999, compared to the same periods ended December 31, 1998, as the HP payments ended in the December 1998 quarter, and the payments from JetForm have declined in accordance with the payment terms.

OTHER INCOME

Other income remained flat at less than $1 million for the quarters ended December 31, 1999 and 1998. Other income decreased from $2.5 million for the nine months ended December 31, 1998 to $1.0 million for the nine month period ended December 31, 1999. Other income decreased primarily due to a foreign exchange gain realized as a result of the paydown of an intercompany loan and other foreign currency exchange gains (losses) from fluctuations in currency exchange rates during the June 1998 quarter.

INCOME TAX PROVISION
The effective tax rate on income before one-time charges (acquired in-process research and development, restructuring and other expenses), goodwill amortization expense and gain on sale of product lines was 32% for the three and nine months ended December 31, 1999 and 1998. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower tax rate on our Irish operations. The effective tax rate on income after goodwill amortization, but before one-time charges was 34% and 33% for the three and nine months ended December 31, 1999, respectively, and 32% for the similar 1998 periods, reflecting the partial non-deductibility of goodwill in the current year. In addition, tax has been provided on the gain on sale of product lines at an effective tax rate of 34%. This rate is lower than the U.S. federal statutory tax rate because a portion of the gain is attributable to our Irish operations and accordingly subject to a lower tax rate.

The total tax provision for all periods includes the tax benefits attributable to one time charges of $0.7 million and $1.2 million, for the three and nine months ended December 31, 1999, respectively, and zero and $6.0 million for the comparable periods in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, short-term investments and long-term investments increased $207 million to $405 million at December 31, 1999 from $197 million at March 31, 1999. This increase is largely due to cash provided from operating activities and net proceeds from the exercise of stock options under the Stock Option Plans, sales of common stock under the Employee Stock Purchase Plan and the receipt of restricted stock and cash from the ACT! and Visual Cafe divestitures, respectively, offset by cash paid to the remaining Quarterdeck shareholders to complete the acquisition of Quarterdeck, capital expenditures, repurchases of our common stock, and the acquisition of URLabs.

In addition to cash and short-term investments, we have $81 million of restricted investments related to collateral requirements under certain lease agreements. Subsequent to the transfer of one of our World Headquarters office buildings and the move to a new office building, we are now obligated under these lease agreements for two office buildings in Cupertino, California, to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. As of September 30, 1999, we amended certain financial covenants of the lease agreements as a result of our acquisition of URLabs. We were in compliance with the covenants of the lease agreements as of December 31, 1999. Future acquisitions may cause us to be in violation of these financial covenants.

As of September 23, 1999, we amended our $10 million line of credit which expires in May 2000, amending certain financial covenants as a result of our acquisition of URLabs. We were in compliance with the debt covenants for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

this line of credit as of December 31, 1999. As of December 31, 1999, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit is canceled or amounts are not available under the line, there would not be a material adverse impact on our financial results, liquidity or capital resources.

Net cash provided by operating activities was approximately $175 million and was comprised of net income of $139 million, non-cash related expenses of $16 million and a net change in net assets and liabilities of $107 million, offset by gains on divestitures of $87 million.

Net trade accounts receivable decreased $31 million to $46 million at December 31, 1999, from $77 million at March 31, 1999, primarily due to an increase in cash collection efforts.

On March 22, 1999, the Board authorized the repurchase of up to $75 million of our outstanding common stock. As of December 31, 1999, we have purchased 1 million shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant exposure to changing interest rates because of the low levels of interest sensitive marketable securities with maturities more than 90 days on our balance sheet. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading purposes.

We conduct business in 31 international currencies through our worldwide operations. We have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, of one fiscal month in duration to hedge various foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts to mitigate the risk of material foreign currency transaction gains and losses. We do not use forward contracts for trading purposes. At the end of each fiscal month, all foreign currency denominated assets and liabilities are revalued using the month end spot rate and the realized and unrealized gains and losses are recorded and included in net income as a component of other income, net.

During the December 1999 quarter, we acquired restricted shares of SalesLogix, a publicly traded company, as a result of our divestiture of the ACT! product line. These shares are subject to equity market fluctuations. As of December 31, 1999, these shares were valued at approximately $25 million.

We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

We believe there has been no significant change, except as discussed above, in our market risk exposures as what was previously disclosed in our Form 10-K for the year ended March 31, 1999.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 7 of Notes to Condensed Consolidated Financial Statements included herein on page 10 of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed as part of this Form 10-Q:
     10.01 Asset Purchase Agreement dated December 10, 1999, among the Registrant, Symantec Limited, BEA Systems, Inc., and WB Information Corporation (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000).
     10.02 Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation, and Symantec Limited (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000).
     27.1       Financial Data Schedule for the Nine Months Ended December 31,
                1999.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company on January 14, 2000, reporting that the Company completed the transfer of the principal assets and intangible assets associated with the Visual Cafe product line. This announcement was pursuant to an Asset Purchase Agreement dated December 10, 1999, by and between Symantec Corporation, Symantec Limited, BEA Systems, Inc., and WB Information Corporation.

     A report on Form 8-K was filed by the Company on January 14, 2000, reporting that the Company had licensed certain technology and completed the transfer of certain assets and liabilities of the ACT! product line to SalesLogix Corporation. This announcement was pursuant to an exclusive Software License Agreement dated December 6, 1999, by and among Symantec Corporation, Symantec Limited and SalesLogix Corporation.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 11, 2000              SYMANTEC CORPORATION



                                      By       /s/ John W. Thompson
                                        -------------------------------------
                                               John W. Thompson
                                               Chairman, President and
                                               Chief Executive Officer


                                      By       /s/ Gregory Myers
                                        -------------------------------------
                                               Gregory Myers
                                               Chief Financial Officer and
                                               Chief Accounting Officer

                                    Exhibit Index

     Exhibit Number                        Description

     10.01 Asset Purchase Agreement dated December 10, 1999, among the Registrant, Symantec Limited, BEA Systems, Inc., and WB Information Corporation (Incorporated by reference to
                       Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000).
     10.02 Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation, and Symantec Limited (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000).
     27.1              Financial Data Schedule for the Nine Months Ended
                       December 31, 1999.