Form 10-K
period 2000-03-31
SYMANTEC CORP
filed 2000-06-26
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

     (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         COMMISSION FILE NUMBER 0-17781

--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                    77-0181864
           (State or other jurisdiction of     (I.R.S.  Employer
            incorporation or organization)     Identification No.)

         20330 STEVENS CREEK BLVD, CUPERTINO, CALIFORNIA   95014-2132
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

                    YES    [X]                NO       [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on June 16, 2000 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:

                                 $ 4,199,100,283

Number of shares outstanding of each of the registrant's classes of common stock, including 1,361,015 shares of Delrina exchangeable stock, as of June 16, 2000:

                                   60,691,603

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 18, 2000, are incorporated by reference into Part III.
================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                     PART I
Item 1.  Business...............................................................       1

Item 2.  Properties.............................................................      10

Item 3.  Legal Proceedings......................................................      11

Item 4.  Submission of Matters to a Vote of Security Holders....................      11

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters................................................................      12

Item 6.  Selected Financial Data................................................      13

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................      14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............      30

Item 8.  Financial Statements and Supplementary Data............................      31

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...................................................      31

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.....................      32

Item 11. Executive Compensation.................................................      34

Item 12. Security Ownership of Certain Beneficial Owners and Management.........      34

Item 13. Certain Relationships and Related Transactions.........................      34

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........      35

Signatures......................................................................      73

"Symantec," "we," "us," and "our" refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.

PART I

ITEM 1:   BUSINESS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

INTRODUCTION

Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. We are a leading provider of virus protection, risk management, Internet content and e-mail filtering, remote management and mobile code detection technologies to enterprise and individual customers.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2000, 1999 and 1998 reflect amounts as of and for the periods ended March 31, 2000, April 2, 1999 and April 3, 1998, respectively. The fiscal accounting years ended March 31, 2000 and April 2, 1999 each comprised 52 weeks of operations and the fiscal accounting year ended April 3, 1998 comprised 53 weeks of operations.

BUSINESS OVERVIEW

In the past, we have organized our business on a product group basis. In fiscal 2000, we restructured our internal operations and management to allow us to organize our resources by customer segment. We currently view our business in five customer-centered segments; Consumer and Small Business, Enterprise Solutions, e-Support, Professional Services and Other. See Note 17 of Notes to Consolidated Financial Statements in this Form 10-K, for financial information related to our operating segments.

In addition to our internal restructuring, we added key technologies by acquiring URLabs, L-3 Network Security's operations and 20/20 Software. These acquisitions will enable us to:

    -   increase our addressable market opportunities;

    -   broaden our security offerings;

    -   acquire a talented base of UNIX employees; and

    -   develop a consulting service organization within our company.

Furthermore, we divested the ACT! and Visual Cafe product lines to focus our strategy in the Internet security market.

CONSUMER AND SMALL BUSINESS

Our Consumer and Small Business segment provides solutions to individual users, home offices and small businesses. The division's charter is to ensure that consumers and their information are secure and protected in a connected world. Most of the products that we are currently marketing or developing feature LiveUpdate. This feature enables users to easily download content updates including virus definitions, firewall rules, URL databases and uninstall scripts.

Norton AntiVirus and Norton AntiVirus for Macintosh run in a computer's background and protect against, detect and eliminate computer viruses. This software covers multiple sources of infection, including the Internet, e-mail attachments, floppy disks, shared files and networks. Norton AntiVirus also enables the user to download, via our

LiveUpdate function, new virus definitions created by the Symantec AntiVirus Research Center ("SARC"), which provides 24 hours a day, 7 days a week research and analysis capability to ensure that customers have the highest level of protection available. Retail or consumer versions of this software run on Windows 95, Windows 98, Windows 2000, Windows NT and Macintosh operating systems.

Norton Internet Security 2000 is an integrated suite that provides total Internet protection for the home computer. The suite includes Norton AntiVirus, Norton Personal Firewall, Norton Personal Privacy and Norton Parental Controls. Norton AntiVirus stops viruses, malicious Java applets and ActiveX controls. Norton Personal Firewall prevents hackers from accessing the computer's files or using the computer in other Internet-based attacks. Norton Internet Security 2000 also helps restrict user access to specified Web sites, newsgroups and other areas of the Internet and restricts the submission of personal information through Web forms without the user's approvals. Banner ads also can be blocked by the users of Norton Internet Security 2000. Norton Internet Security 2000 runs on Windows 95, Windows 98 and Windows NT operating systems.

Norton SystemWorks is a fully integrated suite of problem-solving utilities that protects PC users from viruses and crashes, solves problems, removes unneeded files and updates users' applications. Included in this suite are the latest complete versions of five of our products: Norton AntiVirus, Norton Utilities, Norton CleanSweep, Norton CrashGuard and Norton Web Services. Norton SystemWorks is based on proprietary technologies that work together to integrate these five Symantec products. Versions of Norton SystemWorks run on the Windows 95 and Windows 98 operating systems.

Norton Ghost Personal Edition is high-performance software for copying all data, or cloning a hard drive. Technically proficient home computer users can use it to migrate data files, applications and system settings when replacing an old PC with a new one; clone an entire hard drive when upgrading their hardware; create compressed hard disk backups; and restore disk images during disaster recovery. Norton Ghost Personal Edition is compatible with all Microsoft PC operating systems, including Windows CE, and all personal computer partition types, except for Windows 2000. Its flexible interface is designed to give users precise control over the cloning process.

Norton Utilities and Norton Utilities for Macintosh are sets of system utilities that fix and prevent computer problems, optimize system performance, recover lost files and rescue unresponsive systems. The latest versions of Norton Utilities for Windows have extended data protection capabilities, including crash protection and registry repair. In addition, Norton Utilities provides an advanced and thorough disk optimization system that optimizes the system based upon the way the particular computer is used. Versions of Norton Utilities run on the Windows, Windows 95, Windows 98, MS-DOS and Macintosh operating systems.

Norton Cleansweep removes unneeded software programs and files from a user's hard drive. The software removes unneeded Internet files, speeds hard drive cleanup and facilitates file removal. Versions of Norton CleanSweep run on the Windows 95, Windows 98 and Windows NT operating systems.

Norton Web Services is an online subscription-based website that downloads Norton technology to Windows 95 and Windows 98 users via the Internet. Norton Web Services features LiveUpdate Pro, a service that is designed to locate and install patches, updates and drivers specific to users' installed hardware and software. Another service on the site, VitalCheck, is designed to scan a user's computer for viruses and disk errors and provide fixes.


Norton 2000 addressed Year 2000 issues for desktop personal computers. Norton 2000 ran on the Windows 95, Windows 98 and Windows NT operating systems. This product was sold during fiscal 2000, with a significant amount of sales occurring in the December quarter. Subsequent to the rollover to the Year 2000, sales of Norton 2000 have significantly declined and in March 2000, we discontinued selling Norton 2000.

WinFax PRO enables users to send, receive and manage faxes through their PC. WinFax PRO provides background faxing, which allows users to continue working on other applications while sending or receiving a fax. WinFax PRO can send faxes via the Internet or a regular phone line, using enhanced fax compression, increasing the speed at which faxes are transmitted. Other features include a paging function, which enables the computer to notify users, via their pagers or PCS cell phones, of the receipt of an incoming fax. WinFax PRO also enables users to send laser-quality faxes, supports a non-dedicated fax host and allows faxes to be automatically forwarded to another fax number or an e-mail address. Versions of WinFax PRO run on the Windows 95, Windows 98 and Windows NT operating systems.


ENTERPRISE SOLUTIONS

The objective of our Enterprise Solutions segment is to provide a broad range of security solutions for our enterprise customers. Our corporate customers need to protect their businesses from the threats associated with the use of the Internet. These threats are both external and internal to the organization. External threats include such things as viruses or hacker intrusions; internal threats include undesired use of network resources or potential liability stemming from abuse of Internet access.

Our Enterprise Solutions products are available to customers in a variety of ways. We offer each product as either a stand-alone product or as a combined solution, allowing the customer to determine what is most effective for them. The Enterprise Solutions segment currently focuses on two areas: Content Security and Network Security.


ENTERPRISE SOLUTIONS - CONTENT SECURITY
Content security is a core element of Internet security that combines multi-tier protection against viruses and mobile code with the management of Internet communications for sensitive content or misuse of data. Mobile code, frequently referred to as viruses or malicious code, refers to executable programs that are used with a specific malicious intent in mind. Users of our content security solutions are able to take action to protect their enterprise from risks associated with using Internet resources. This includes scanning or monitoring data that enters, leaves or travels inside the organization, as well as detecting and eliminating malicious code that may be introduced into a company's network. Using Symantec's content security software solutions, managers can control user access to information from the Internet and help ensure that users focus on data for work productivity, rather than leisure activities. Elements of content security include virus and mobile code protection and e-mail and Internet content scanning and filtering.

Virus and Mobile Code Protection
Our anti-virus solutions protect computers and networks at multiple entry points from known and unknown threats. Anti-virus protection provides automatic protection from virus attacks that can occur when files are exchanged over the Internet. Protection from virus attacks is the most well-known and largest market component within the content security space.

Norton AntiVirus provides virus protection for computers running in every tier of an enterprise's network, including desktops, file and print servers, mail servers, Internet gateways and firewalls. Norton AntiVirus also enables corporations to keep their virus definitions up to date via Live Update. Norton AntiVirus runs on all major operating systems, including MS-DOS, Microsoft Windows, Windows 95, Windows 98, Windows 2000, Windows NT, Macintosh and Solaris. The Norton AntiVirus product line also includes support for Lotus Notes, Microsoft Exchange and Novell NetWare.

E-mail Content Scanning and Filtering
Our e-mail content scanning and filtering solutions help protect proprietary information and can reduce liability exposure and improve productivity for e-mail application users. Content can be scanned for proprietary information and for inappropriate words and phrases to ensure a company's e-mail policies are enforced. Filtering can also increase bandwidth by countering e-mail address forgery attacks.

Mail-Gear provides control over the organization's e-mail. With the ease and convenience with which information can be exchanged via e-mail comes the risk of spam, pornography, solicitations, harassment and forged messages. Mail-Gear allows the enterprise to establish per-user, per-computer and per-group access permissions and customized content scanning. It allows the enterprise to create unlimited dictionaries and allow or deny address lists that can be uniquely applied. Mail-Gear also provides comprehensive reporting and scheduling features to protect the enterprise from misuse of e-mail and ensure accountability. Mail-Gear can be configured to act as a filter to an organization's e-mail gateway. This allows organizations that already have an established e-mail infrastructure to conveniently provide filtering without having to restructure their entire e-mail setup. For client-based e-mail access, Mail-Gear features the Mail-Gear Web Client, which requires only a standard Web browser to send and receive e-mail. Users can readily access their mailboxes, address books and preferences, as well as compose messages from anywhere on the LAN or the Internet, without the need for proprietary mail software. Added to this functionality is a POP3 mail handler for delivering e-mail to client-based applications such as Eudora, Microsoft Outlook and Netscape Messenger. Mail-Gear runs on Windows NT and Red Hat Linux operating systems.

Internet Content Scanning and Filtering
Our Internet content scanning and filtering solutions allow organizations and individuals to control and focus Internet usage for increased productivity and potentially decreased liability exposure. Content is scanned and filtered based on lists of sensitivities, specific addresses and context.

I-Gear is a server-based Internet security product that features flexible control and monitoring of Internet access. I-Gear features per-user Internet access permissions that can be scheduled by date and time of day or by location. Control of Internet access in the organization can be achieved with a combination of list-based and context-sensitive filtering protection. I-Gear is a tool rather than simply Internet filtering software because it allows the user to decide what material is acceptable and what is not. I-Gear runs on Windows NT, Solaris and Red Hat Linux operating systems.

ENTERPRISE SOLUTIONS - NETWORK SECURITY
Network security is another core element of Internet security that encompasses network vulnerability assessment of the potential dangers to the organization from information flows to and from the Internet. Users of our network security solutions are able to assess vulnerabilities to the network or system and/or detect the occurrence of malicious activities on systems and networks.

Our vulnerability assessment solutions provide the tools and services to automate the detection and correction of common inactive and network configuration errors.

Retriever is a proactive network security management tool that automatically discovers and maps network components, identifies vulnerabilities, provides safeguard and policy recommendations and performs customizable network audits. Unlike many other security tools, Retriever helps develop a baseline for implementing best-practice security policies, which can be easily monitored and enforced without jeopardizing network performance. Retriever runs on Windows 95, Windows 98 and Windows NT operating systems.

Expert is a network risk analysis tool that can measure and manage network security risk and perform meaningful business impact analysis. Expert identifies the assets and critical business functions most at risk to a company and assesses the potential business impact and financial loss incurred in the event of a network attack or failure. Expert can be used together with Retriever at the enterprise level to help determine precise security levels and practices, while Retriever at the local area network ("LAN") level monitors and enforces those levels and practices. Expert runs on Windows 95, Windows 98 and Windows NT operating systems.


E-SUPPORT

Our e-Support segment offers products that enable companies to be more effective and efficient within their IT departments. Remote management solutions help remote professionals to remain productive while providing companies access to information, applications and data from any location.

pcANYWHERE offers secure, reliable, fast and flexible point-to-point remote computing via a multitude of communications media including Internet, serial, LAN, ISDN, cable modems and infrared. pcANYWHERE enables a remote PC user to control and transfer data to and from a host PC. The remote PC, laptop or PC terminal controls the operation of the often distant host PC. In addition to enabling a remote user to run a distant PC, pcANYWHERE allows users at the host machine to view the operations being conducted from the remote site. Versions of this software support Windows, Windows 95, Windows 98, Windows 2000, Windows NT, Windows CE and MS-DOS applications. pcANYWHERE also provides a pcANYWHERE JAVA client, a Netscape browser plug-in and an Internet Explorer ActiveX control.

Norton Ghost Enterprise Edition is a PC cloning solution that allows fast disk image management, rollout and ongoing PC configuration. Norton Ghost Enterprise Edition provides technology for fast, reliable PC imaging and management that serves to reduce IT costs by providing a means to restore and configure machines that have been cloned. The centralized management console enables IT personnel to initiate, configure and manage the cloning of Windows 95, Windows 98, Windows 2000 and Windows NT workstations across the network from a single location, saving valuable time and resources.

Procomm Plus is an integrated data communications solution that is designed to enable users to reliably send and receive information between a PC and a mainframe or minicomputer. Versions of Procomm Plus support Windows, Windows 95, Windows 98, Windows NT 4.0 and MS-DOS applications.


PROFESSIONAL SERVICES

Our Professional Services division provides fee-based technical support and consulting services to enterprise customers to assist them with the planning, design and implementation of enterprise security solutions in the anti-virus and Internet content filtering technologies. In addition, we provide complete vulnerability and security assessments of enterprise customer information systems.


RECENT ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

Since our initial public offering on June 23, 1989, we have completed acquisitions of 22 businesses. Our recent acquisitions are as follows:

    -   20/20 Software, Inc. in the March 2000 quarter;
    -   L-3 Network Security's operations also in the March 2000 quarter;
    -   URLabs in the September 1999 quarter;
    -   Quarterdeck Corporation in the March 1999 quarter;
    -   Intel Corporation's anti-virus business in the September 1998 quarter;
    -   Binary Research Limited's operations in the June 1998 quarter;
    - International Business Machine's anti-virus business also in the June 1998 quarter;
    -   Fast Track, Inc., in the June 1996 quarter; and
    -   Delrina Corporation, in the December 1995 quarter.

With the exception of Fast Track and Delrina, we accounted for each of these acquisitions as a purchase and, accordingly, we have included the operating results of these businesses in our consolidated financial statements since their respective dates of acquisition. Fast Track and Delrina were accounted for as poolings of interest. Accordingly, we have restated all financial information to reflect the combined operations of Delrina, however, since Fast Track had results of operations that were not material to our consolidated financial statements, we did not restate any financial information related to Fast Track. In the past we have acquired businesses including Peter Norton Computing, Inc. on August 31, 1990. We continue to use the Norton brand name for products subsequently developed and marketed by us. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.



DIVESTITURES

We divested the Visual Cafe and substantially all of the ACT! product lines on December 31, 1999, and have included their results in our Other business segment. These divestitures enabled us to focus our efforts and resources on our Internet security business. These products comprised a significant part of our business prior to their disposition.

ACT! provides a ready-to-use contact database and integrated calendar, making it a complete solution for effectively managing business relationships.

Visual Cafe provides a solution for building applications and development tools for JAVA environments.

SALES AND MARKETING, INTERNATIONAL SALES AND CUSTOMER SUPPORT

We market our products worldwide utilizing a multi-channel strategy of direct and indirect sales through independent software distributors, major retail chains and resellers.

SALES AND MARKETING
We sell our products to individuals and enterprise users primarily through distributors and resellers. Our products are available to customers through channels that include: distributors, retail, mail order, corporate resellers, Internet-based resellers or "e-tailers," value added resellers, original equipment manufacturers, educational institutions and Internet service providers ("ISP"s). We also sell some of our products and product upgrades through direct mail and over the Internet. We sell corporate site licenses through our distribution and corporate reseller channels.

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

Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause. These distributors are not within our control and are not obligated to purchase products from us. These distributors also represent other vendors' product lines. For information with respect to distributors that represent more than 10% of our revenues, see Note 17 of Notes to Consolidated Financial Statements of this Form 10-K.

Our marketing activities include:

    -   advertising in trade, technical and business publications;
    -   on-line advertising;
    -   public relations;
    -   cooperative marketing with distributors, resellers and dealers;
    -   direct mailings to existing and prospective end-users; and
    -   participation in trade and computer shows.

We typically offer two types of rebate programs: volume incentive rebates and rebates to end-users. Volume incentive rebates are made available to our distributors and resellers. The distributor or reseller earns a rebate based upon their purchases and their sale of products to end-users. Volume incentive rebates are accrued when revenue is recorded. From time to time, we also make rebates available to end-users of various products acquired through major retailers. End-user rebates are accrued when revenue is recorded.

Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return products through dealers and distributors for a full refund, within a reasonable period from the date of purchase. Also subject to limitations, retailers may return older versions of products. Various distributors and resellers have different return policies that may impact the level of products that are returned to us. Product returns occur when we introduce upgrades and new versions of products or when distributors order too much product. In addition, competitive factors often require us to offer rights of return for products that distributors or retail stores are unable to sell. For further discussion, see Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements in this Form 10-K.

INTERNATIONAL SALES
Revenues outside of North America represented approximately 41%, 37% and 34% of our net revenues for fiscal 2000, 1999 and 1998, respectively.

The majority of our net revenues from Europe are derived from sales by affiliates of our major United States distributors. In other countries, we sell our products through authorized distributors. In some countries, these distributors are restricted to specified territories. We adapt some of our products by translating the documentation and software, where necessary, and preparing marketing programs for each local market.

We have marketing offices in Argentina, Australia, Brazil, Canada, China, Columbia, Czech Republic, Finland, France, Germany, Holland, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Norway, Poland, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, United Arab Emirates and the

United Kingdom. These local offices facilitate our marketing and distribution in international markets. Our international operations are subject to various risks common to international operations, including:

    -   government regulations;
    -   import restrictions;
    -   currency fluctuations;
    -   repatriation restrictions; and
    - in some jurisdictions, reduced protection for our copyrights and trademarks.

CUSTOMER SUPPORT
Our product support program provides a wide variety of free and fee-based technical support services to our customers. We provide most of our customers with unlimited free online support. For some of our international customers we provide free telephone support, limited to a period of 30 to 90 days. We plan to transition a significant amount of these international customers to unlimited free online support, over the next two years. Through LiveUpdate, we provide online access to application bug fixes and/or patches for most of our currently marketed and developed products. In addition, we offer both enterprise and consumer customers a variety of fee-based options designed to meet their technical support requirements. We revise these fee-based support programs from time to time as customer requirements change and as market trends dictate.

PRODUCT DEVELOPMENT, PARTNERSHIPS AND ACQUISITIONS

We  use a multiple product sourcing strategy that includes, as necessary:

    -   internal development;
    -   licensing from third parties; and
    -   acquisitions of technologies, product lines or companies.

We develop software products that are designed to operate on a variety of operating systems. We typically develop new products and enhancements of existing products through our business segments with support from our core technology group. Each segment is responsible for its own design, development, documentation and quality assurance.

Independent contractors are used for aspects of the product development process. In addition, elements of some of our products are licensed from third-party developers.

We use strategic acquisitions, as necessary, to provide certain technology, people and products for our overall product strategy. We have completed a number of acquisitions and dispositions of technologies, companies and products and may acquire and dispose of other technologies, companies and products in the future. As discussed above, we acquired several companies and segments of certain businesses, and divested our Visual Cafe and ACT! product lines during fiscal 2000. For further discussion, see Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

The computer software market is intensely competitive and is subject to rapid changes in technology. It is influenced by the strategic direction of major computer hardware manufacturers, ISPs, Application Service Providers ("ASP"s) and operating system providers. Our competitiveness depends on our ability to deliver products that meet our customers' needs by enhancing existing solutions and offering successful new solutions on a timely basis. We have limited resources, and as a result, we must deploy resources thoughtfully. The principal competitive factors in our consumer and small business, enterprise solutions and e-Support segments are quality, employment of the most advanced technology, price, reputation, breadth of product offerings, customer support and sales and marketing terms. In our professional services segment, the principal competitive factors include technical capability, responsiveness, price and reputation within the industry.

Competition in the consumer and small business market is intense. Some of the companies that offer competing products to our Consumer and Small Business offerings include Network Associates, McAfee.com, PowerQuest, Network ICE, Computer Associates, WebSense, Secure Computing, Panda, Norman and Trend Micro. With the recent outbreaks of viruses and other Internet-based security threats, several other companies have entered the market and may become significant competitors in the future.

We compete against several companies in the Virus and Mobile Code Protection market, which is where we sell our anti-virus products. Some of the companies that we compete against in this area are Network Associates, McAfee.com, Computer Associates, Panda, Norman and Trend Micro. WebSense, N2H2, JSB Software, Network Associates, Trend Micro and Secure Computing have products that compete directly with our e-mail and Internet content scanning and filtering products. We compete against ISS Group, AXENT Technologies and Network Associates in the network security marketplace. Our e-Support products pcANYWHERE and Norton Ghost Enterprise Edition, compete with Traveling Software, Stac Software, Netopia and other programs.

Price competition is intense with most of our products. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

We also face competition from a number of other products that offer levels of functionality different from those offered by our products, or that were designed for a somewhat different group of end-users than those targeted by us. Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functions offered in our products. Microsoft has incorporated advanced utilities in Windows 95, Windows 98 and Windows 2000, and we believe this trend will continue. In addition, several other operating systems are gaining market acceptance, such as Red Hat Linux, Solaris and Unix-based operating systems, and they may also incorporate advanced utilities or other functionality offered in our products. While we plan to continue to improve our products with a view toward providing enhanced functionality over that provided in current and future operating systems, these efforts may be unsuccessful and any improved products may not be commercially accepted by users. We will also continue to attempt to cooperate with operating system vendors to make our products compatible with those operating systems, while at the same time, differentiating our utility products from features included in these operating systems. Our efforts in this regard may be unsuccessful.

The demand for some of our products, including those currently under development, may decrease, if, among other reasons:

    - Microsoft includes additional product features in future releases of Windows;
    - hardware vendors incorporate additional server-based network management and security tools into network operating systems; or
    - competitors license certain of their products to Microsoft or original equipment manufacturers for inclusion in their operating systems or products.

In addition, we compete with other computer software companies for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. We also compete with other software companies to acquire products or companies and to publish software developed by third parties.

Many of our existing and potential competitors may have greater financial, marketing or technological resources than we do. We believe that competition in the industry will continue to intensify as most major software companies expand their product lines into additional product categories.

MANUFACTURING

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each product that are then duplicated and packaged into products by the manufacturing organization. All of our domestic manufacturing and order fulfillment is performed by an outside contractor under the supervision of our manufacturing organization. Domestic purchasing of all raw materials is done by Symantec personnel in our Cupertino, California facility. The manufacturing steps that are subcontracted to outside organizations include the duplication of diskettes and replication of CD-ROMs, printing of documentation materials and assembly of the final packages. We perform diskette duplication and assembly of the final package in our Dublin, Ireland manufacturing facility for most products distributed outside of North America.

INTELLECTUAL PROPERTY

We regard our software as proprietary. We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. See Note 15 of Notes to Consolidated Financial Statements of this Form 10-K. These claims and any litigation may result in invalidation of our proprietary rights. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention.

EMPLOYEES

As of March 31, 2000, we employed approximately 2,600 people worldwide, including approximately 1,500 in sales, marketing and related staff activities, 500 in product development and 600 in management, manufacturing, administration and finance. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that relations with our employees are good. Competition in recruiting personnel in the software industry is intense. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. We believe that we must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and shares to be issued under our employee stock option and purchase plans.

ITEM 2:   PROPERTIES
Our principal locations, all of which are leased, are as follows:


                                                                   Approximate      Expiration
                                                                   Size             of
Location                  Purpose                                  (in square feet) Lease
--------------------      --------------------------------         ---------------- ------------
North America
Cupertino, California
  Emerging Business       Research and development                     160,000           2006
    (City Center 1)
  Corporate Headquarters  Administration, sales and marketing          144,000           2006
    (City Center 2)

Eugene, Oregon            Customer service and technical               156,000           2006
                           support

Santa Monica, California  Research and development                     107,000           2007
                           and marketing

Toronto, Canada           Sales and technical support                   79,000           2005

Beaverton, Oregon         Research and development, sales               56,000           2001
                           and marketing

Newport News, Virginia    Research and development, sales               32,000           2006
                           and marketing

San Antonio, Texas        Research and development                      27,000           2007
                           and marketing


International
Dublin, Ireland           Administration, manufacturing                 80,000           2026
                           and translations

Leiden, Holland           Administration, sales, marketing              27,000           2003
                           and technical support



Our principal administrative, sales and marketing facility, as well as certain research and development and support facilities, are located in Cupertino, California. We lease a number of additional facilities for marketing and research and development in the United States, Canada and New Zealand and for marketing in Argentina, Australia, Brazil, China, Columbia, Czech Republic, Finland, France, Germany, Holland, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Malaysia, Mexico, Norway, Poland, Russia, Singapore, South Africa, Sweden, Switzerland, Taiwan, United Arab Emirates and the United Kingdom.

We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

ITEM 3:   LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 15 of Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2000.

PART II

ITEM 5:    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the Nasdaq symbol "SYMC." The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.


                                Fiscal 2000                           Fiscal 1999
                 -------------------------------------- --------------------------------------
                 Mar. 31,  Dec. 31,  Sep. 30, Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,
                     2000      1999      1999     1999      1999      1998      1998      1998
                 --------  --------  -----------------  --------  --------  --------  --------
High              $ 80.81   $ 66.44   $ 35.97   $28.00    $22.88    $21.81    $28.00    $32.13
Low                 48.06     36.75     25.75    13.00     14.47      8.69     10.13     22.63


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


                              Fiscal 2000                           Fiscal 1999
                 -------------------------------------  --------------------------------------
                 Mar. 31,  Dec. 31,  Sep. 30, Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,
                     2000      1999      1999     1999      1999      1998      1998      1998
                 --------  --------  -----------------  --------  --------  --------  --------
                  (In Canadian dollars)
High              $116.00   $ 99.00   $ 54.00   $40.50    $34.60    $33.00    $41.75    $46.50
Low                 70.00     55.00     38.50    20.00     22.45     13.20     16.60     32.75


As of March 31, 2000, there were approximately 663 stockholders of record, including approximately 22 holders of record of Delrina exchangeable shares. We have not paid cash dividends in the last three years. In addition, our bank line of credit does not allow for the payment of cash dividends on our common stock. See Note 7 of Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

During fiscal 2000, we acquired URLabs, L-3 Network Security's operations and 20/20 Software. During fiscal 1999, we acquired Quarterdeck, Intel's and IBM's anti-virus businesses and the operations of Binary. Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition. We did not complete any acquisitions during fiscal 1998. During fiscal 1997, we acquired Fast Track, Inc. in a transaction accounted for as a pooling of interests. Since the results of operations of Fast Track were not material to our consolidated financial statements, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies. In fiscal 1996, we acquired Delrina Corporation in a transaction accounted for as a pooling of interests, and therefore, we have restated the results of operations for all periods presented to reflect the consolidated results of Delrina and Symantec.

On December 31, 1999, we divested our ACT! and Visual Cafe product lines. Because the divestitures of the ACT! and Visual Cafe product lines were effective at the close of business on December 31, 1999, these product lines are included in the results of operations through that date for the year ended March 31, 2000.

FIVE-YEAR SUMMARY


                                                                    Year Ended March 31,
(In thousands, except                        ---------------------------------------------------------------------
net income (loss) per share)                      2000           1999           1998           1997           1996
--------------------------------------       ---------      ---------      ---------      ---------      ---------
Statements of Operations Data:
  Net revenues                               $ 745,725      $ 592,628      $ 532,940      $ 452,933      $ 445,432
  Acquisition, restructuring and
    other expenses                              13,318         38,395           --            8,585         27,617
  Operating income (loss)                      135,203         27,841         54,924         17,550        (48,279)
  Net income (loss)                            170,148         50,201         85,089         26,068        (39,783)
  Net income (loss) per share - basic        $    2.94      $    0.89      $    1.52      $    0.48      $   (0.76)
  Net income (loss) per share - diluted      $    2.73      $    0.86      $    1.42      $    0.47      $   (0.76)
  Shares used to compute net
    income (loss) per share - basic             57,870         56,601         56,097         54,705         52,664
  Shares used to compute net
    income (loss) per share - diluted           62,214         59,289         60,281         55,407         52,664


                                                            March 31,
                                       ------------------------------------------------------
(In thousands)                             2000        1999        1998       1997        1996
--------------------------------       --------    --------    --------   --------    --------
Balance Sheet Data:
  Working capital                      $319,020    $ 94,036    $175,537   $129,569    $134,643
  Total assets                          846,027     563,476     476,460    339,398     282,674
  Long-term obligations, less
    current portion                       1,553       1,455       5,951     15,066      15,393
  Stockholders' equity                  617,957     345,113     317,507    217,979     180,317

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. As a leader in Internet security, we offer a breadth of solutions including virus protection, risk management, Internet content and e-mail filtering, remote management and mobile code detection technologies to enterprises and individual customers. Founded in 1982, we have offices in 33 countries worldwide.

Recent Acquisitions

During the last three fiscal years, we completed the following acquisitions and divestitures:

In March 2000, we purchased 100% of the outstanding common stock of 20/20 Software. The transaction was accounted for as a purchase and will be paid for in cash. We recorded goodwill and acquired product rights in connection with this acquisition. We are amortizing these intangible assets over 5 years.

Also in March 2000, we acquired L-3 Network Security's operations. The transaction was accounted for as a purchase and was paid for with cash. We recorded goodwill and other intangible assets in the transaction. We wrote off the acquired in-process research and development. We are amortizing the value of the goodwill, acquired product rights and other intangibles over 5 years.

In July 1999, we purchased 100% of the outstanding common stock of URLabs. The transaction was accounted for as a purchase and was paid for with cash. We recorded goodwill and other intangible assets in connection with the acquisition. We wrote off the acquired in-process research and development. We are amortizing the value of the goodwill, acquired product rights and other intangibles over a 5-year period.

In November 1998, we completed a tender offer for the common stock of Quarterdeck, obtaining 63% of the outstanding shares. In March 1999, Quarterdeck shareholders approved the acquisition by Symantec of the remaining outstanding shares of Quarterdeck. The acquisition of Quarterdeck was accounted for as a purchase and was paid for with cash. We recorded acquired product rights, goodwill, workforce in place and other intangible assets for the respective purchases. We wrote off the acquired in-process research and development. We are amortizing the value of the workforce in place over 2 years. We are amortizing the value of the remaining intangibles, acquired product rights and goodwill over 5 years.

In September 1998, we entered into an agreement with Intel to acquire its anti-virus business and to license its systems management technology. The acquisition was accounted for as a purchase and was paid for with cash. We recorded acquired product rights and other intangibles as of the date of the acquisition. We wrote off the acquired in-process research and development. We are amortizing the value of the intangible assets over 5 years.

In June 1998, we acquired the operations of Binary. The acquisition was accounted for as a purchase and was paid for with cash. We recorded intangible assets of acquired product rights and workforce in place as of the date of the acquisition. We wrote off the acquired in-process research and development. We are amortizing the value of the workforce in place and acquired product rights over 4 years.

In May 1998, we entered into an agreement with IBM to acquire its immune system technology and related anti-virus patents. The acquisition was accounted for as a purchase and was paid for with cash and debt. We recorded intangible assets of prepaid research and development, customer base and goodwill. We wrote-off the acquired in-process research and development. We amortized the value of prepaid research and development over 1 year. We are amortizing the value of both the goodwill and customer base over 5 years.

We did not complete any acquisitions during fiscal 1998.

Recent divestitures

On December 31, 1999, we divested our ACT! and Visual Cafe product lines. Because the divestitures of the ACT! and Visual Cafe product lines were effective at the close of business on December 31, 1999, these product lines are included in the results of operations through December 31, 1999.

See Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth each item from our consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.



                                                                              Period-to-Period
                                                                                    Percentage
                                                                            Increase (Decrease)
                                                                        ----------------------
                                           Year Ended March 31,              2000         1999
                                    ---------------------------          Compared     Compared
                                      2000       1999      1998           to 1999      to 1998
                                    ------     ------     -----         ---------    ---------
Net revenues                           100%       100%      100%               26%          11%
Cost of revenues                        16         16        16                25           10
                                    ------     ------     -----
      Gross margin                      84         84        84                26           11
 Operating expenses:
  Research and development              15         17        17                 7           11
  Sales and marketing                   41         48        49                 7           10
  General and administrative             6          6         7                18           (6)
  Amortization of goodwill               2          1        --               190            *
  Amortization of intangibles from
    acquisitions                        --         --        --                 *            *
  Acquired in-process research and
    development                          1          5        --               (84)           *
  Restructuring and other expenses       1          1        --                77            *
  Litigation judgment                   --          1        --              (100)           *
                                    ------     ------     -----

      Total operating expenses          66         79        73                 5           20
                                    ------     ------     -----
Operating income                        18          5        11               386          (49)
Interest income                          2          2         2                (1)           3
Interest expense                        --         --        --                 *            *
Income, net of expense, from sale of
  technologies and product lines        15          7         8               161           (9)
Other income (expense), net             --         --        --                 *            *
                                    ------     ------     -----
 Income before income taxes             35         14        21               209          (26)
Provision for income taxes              12          6         5               164           22
                                    ------     ------     -----
Net income                              23%         8%       16%              239          (41)
                                    ======     ======     =====


* Percentage change is not meaningful

NET REVENUES
Net revenues increased 26% from $593 million in fiscal 1999 to $746 million in fiscal 2000. Net revenues increased 11% from $533 million in fiscal 1998 to $593 million in fiscal 1999. The increase in fiscal 2000 as compared to fiscal

1999 and the increase in fiscal 1999 as compared to fiscal 1998 were largely due to increased sales to our corporate customers, introductions of new products and increased sales outside of North America.

CONSUMER AND SMALL BUSINESS

Our Consumer and Small Business segment represented approximately 43%, 44% and 57% of total net revenues for fiscal 2000, 1999 and 1998, respectively. Although net revenues for this segment decreased as a percentage of net revenues, net revenues in absolute dollars increased in fiscal 2000 as compared to fiscal 1999. This increase was primarily due to outbreaks of significant viruses, new releases of both new and existing products and our customers preparing for the Year 2000 rollover. These factors contributed to growth in sales of Norton AntiVirus, Norton SystemWorks and Norton 2000. We have discontinued Norton 2000 and we no longer expect any future sales from this product.

Net revenues in absolute dollars decreased in the Consumer and Small Business segment in fiscal 1999 over fiscal 1998, due to price competition for some of our products. However, we did experience increased revenue from sales of Norton AntiVirus and our successful introduction of suite products. These increases were offset by reductions in net revenues for Norton Utilities. During fiscal 2000, 1999 and 1998, the financial impact of product price reductions for certain of our principal products was offset by the increase in the volume of products sold.

ENTERPRISE SOLUTIONS AND E-SUPPORT

Our Enterprise Solutions and e-Support segments represented approximately 49%, 43% and 29% of total net revenues for fiscal 2000, 1999 and 1998, respectively. Net revenues increased in fiscal 2000 as compared to fiscal 1999 primarily due to strong demand for our e-Support products Norton Ghost and pcANYWHERE and increases due to virus outbreaks and Year 2000 preparation by enterprises. Net revenues increased in fiscal 1999 as compared to fiscal 1998 primarily due to increased sales of pcANYWHERE and the new release of Norton Ghost.

INTERNATIONAL
Net revenues outside of North America represented 41%, 37% and 34% of total net revenues for fiscal 2000, 1999 and 1998, respectively. International net revenues increased by $89 million in fiscal 2000 to $308 million, from $219 million in fiscal 1999. This increase in net revenues was the result of increased sales in Europe and Japan. Net revenues from sales outside of North America were $219 million and $179 million and represented 37% and 34% of net revenues in fiscal 1999 and 1998, respectively. The increase was also largely due to stronger sales to Europe and Japan. Weaknesses in currencies fixed to the euro during fiscal 2000, slightly offset by strengths in other currencies, negatively impacted our international revenue growth by approximately $15 million. The impact in fiscal 1999 was less than $1 million.

PRO FORMA REVENUE GIVING EFFECT TO DIVESTITURES
For comparative purposes, the following table displays, on a pro forma basis, our net revenues excluding the ACT! and Visual Cafe product lines:


                                                            Year ended March 31,
                                          --------------------------------------
(In thousands)                                   2000          1999         1998
                                          -----------   -----------    ---------
Pro forma net revenues                    $   704,875   $   530,100    $ 469,623


PRODUCT RETURNS
We estimate and maintain reserves for product returns. Product returns principally relate to stock balancing and the replacement of obsolete products, which are offset by orders of equal or greater value for the current versions of the products. The mix of products returned from the distributors/resellers as compared to products sold to the distributors/resellers does not impact the gross margins, as our gross margins are consistent across our various product families. Changes in the level of product returns and related product returns provision are generally offset by a change in the level of gross revenue. As a result, the product returns provision did not have a material impact on reported net revenues in any period presented.

GROSS MARGIN
Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software. Gross margin was 84% of net revenues in fiscal 2000, 1999 and 1998.

CAPITALIZED SOFTWARE
As indicated in the overview, during fiscal 2000 we acquired URLabs, L-3 Network Security's operations and 20/20 Software. As a result, we recorded acquired capitalized software, or acquired product rights, of approximately $5 million, $3 million and $2 million, respectively. In fiscal 1999 we acquired Binary's operations, Intel's anti-virus business and Quarterdeck. After adjusting for the final purchase price allocations, we recorded acquired product rights of approximately $17 million, $10 million and $8 million, respectively. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

Amortization of acquired product rights, which are included in cost of revenues, totaled approximately $10 million, $6 million and $1 million in fiscal 2000, 1999 and 1998, respectively. The decrease in fiscal 2000 from fiscal 1999 is primarily due to a full year of amortization on our fiscal 1999 acquisitions and the acquisition of URLabs in fiscal 2000. As the L-3 Network Security and 20/20 Software acquisitions were not complete until late March 2000, there was no significant amortization in fiscal 2000 related to these acquisitions. The increase in fiscal 1999 from fiscal 1998 is primarily due to additional amortization related to acquired product rights associated with our acquisition of Intel's anti-virus business and the acquisitions of Binary's operations and Quarterdeck. The amortization of our fiscal 2000 and 1999 acquisitions will occur over the next 3 to 5 years. See Note 4 of Notes to Consolidated Financial Statements in this Form 10-K.


RESEARCH AND DEVELOPMENT EXPENSES
We charge research and development expenditures to operations as incurred. As a percentage of net revenues, research and development expenses were 15% for fiscal 2000 and remained flat at 17% for fiscal 1999 and fiscal 1998. The decrease in research and development expenses as a percentage of net revenues in fiscal 2000 from fiscal 1999 largely resulted from overall growth in our net revenues.

Although research and development expenses decreased as a percentage of net revenues, absolute dollars increased 7% to approximately $108 million in fiscal 2000 from $102 million in fiscal 1999. The increase was a result of increases in software development costs paid to additional contractors, employee related expenses and additional costs for settlements related to disputes over technology rights in fiscal 2000, offset by a reduction of research and development expenses resulting from our divestitures of the Visual Cafe and ACT! product lines.

Research and development expenses increased 11% to approximately $102 million in fiscal 1999 from $91 million in fiscal 1998. The increase was a result of increased spending on new product development.

SALES AND MARKETING EXPENSES
Sales and marketing expenses were 41%, 48% and 49%, of net revenues for fiscal 2000, 1999 and 1998, respectively.

The sales and marketing expenses were approximately $307 million, $286 million and $261 million in fiscal 2000, 1999 and 1998, respectively. The absolute dollar increase in sales and marketing expenses in fiscal 2000 as compared to fiscal 1999 is primarily related to increased headcount and related salaries, commissions and other performance-based compensation. The absolute dollar increase in sales and marketing dollars for fiscal 1999 over fiscal 1998 is primarily due to increased headcount, as well as increased spending in advertising and promotional expenses.


GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were 6% of net revenues in fiscal 2000 and 1999 and 7% of net revenues in fiscal 1998.

General and administrative expenses were approximately $42 million, $36 million and $38 million in fiscal 2000, 1999 and 1998, respectively. The absolute dollar increase in general and administrative expenses in fiscal 2000 as compared to fiscal 1999 was primarily due to increases in salaries and benefits, legal fees and write-offs of certain uncollectible receivables, offset by reductions in certain consulting expenses incurred in fiscal 1999. General and administrative expenses in absolute dollars decreased in fiscal 1999 as compared to fiscal 1998, primarily due to reductions in our information system costs.

AMORTIZATION OF GOODWILL
Amortization of goodwill increased 190% from approximately $6 million in fiscal 1999 to $18 million in fiscal 2000. The increase is primarily related to the acquisitions in fiscal 2000 and 1999. Amortization of goodwill in fiscal 2000 is primarily related to amortization of goodwill associated with the acquisitions of Quarterdeck, URLabs and IBM's anti-virus business with amortization of approximately $10 million, $5 million and $2 million, respectively.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES
In fiscal 2000 we acquired URLabs and L-3 Network Security's operations. In fiscal 1999, we acquired IBM's and Intel's anti-virus businesses, Binary's operations and Quarterdeck.

We wrote-off approximately $4 million and $28 million of acquired in-process research and development associated with these acquisitions in fiscal 2000 and 1999, respectively. These write-offs were necessary because the acquired technologies had not yet reached technological feasibility and there were no alternative uses.

We are using the acquired in-process research and development associated with the fiscal 2000 acquisitions to create Internet security intrusion detection, vulnerability assessment, new anti-virus products and enhanced management and administrative capabilities to be integrated into our products over the next year. There were no acquired in-process research and development expenses in fiscal 1998.

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

We determined the fair value of the acquired in-process technology for each of the purchases by estimating the projected cash flows related to these projects, including the cost to complete the acquired in-process technologies and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written off for these acquisitions in fiscal 2000 and 1999. As a result, we wrote-off $3.1 million and $1.2 million in connection with our acquisitions of L-3 Network Security and URLabs, respectively, in fiscal 2000 using the following analyses:

L-3 NETWORK SECURITY

This discussion contains forward-looking statements of certain aspects of our future operating results from the operations of L-3 Network Security ("L-3"). Actual results may differ from the estimates expressly or implicitly referred to by these forward-looking statements.

The in-process technology acquired in the L-3 acquisition consisted primarily of research and development related to the next generation of Retriever and Expert. Retriever and Expert products are designed for assisting enterprises in vulnerability assessment.

L-3's research and development was focused on providing more robust features in its development of the next generation products of Retriever and Expert. We plan on discontinuing sales of the Expert product since many of its functionalities are expected to be largely superseded by the next generation of Retriever.

We assumed that revenue attributable to L-3's in-process technology would be approximately $1 million in the first year and increase in the second and third years of the 6-year projection period at annual rates of 543% and 82%, respectively, and then decrease at rates of 3%, 20% and 45%, over the remaining three years. We projected annual revenues to range from approximately $1 million to $13 million over the projected period. These projections were based on:

    -   aggregate growth rates for the business as a whole;
    -   individual product revenues;
    -   anticipated product development cycles; and
    -   the life of the underlying technology.

We estimated selling, general and administrative expenses for the in-process technology to be 221% of revenue in the first year, reducing to 45% in each of the remaining 5 years of the 6-year projection period.

We projected operating results before acquisition related amortization charges to range from a $2 million loss during the first year to a $3 million profit during the third year. The operating profits would then decrease 3% in the fourth year to 45% by the sixth year, resulting in profits of approximately $3 million, $3 million and $1 million, respectively. Because we assumed that most product development costs would be incurred in the first year, thereby reducing operating expenses as a percentage of revenue in later years, we anticipate that operating profit will increase faster than revenue in the early years.

We estimated costs to be incurred to reach technological feasibility of the in-process technologies from L-3 as of the date of the acquisition to total approximately $0.3 million. We estimated the in-process technology to be between 68% to 77% complete at that time. In addition, we began building an intrusion detection product leveraging L-3's core technology, which we plan to release in the second half of fiscal 2001.

We used a discount rate of 25% for valuing the in-process technologies from L-3, which we believe reflects the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than the weighted average cost of capital of 20%, due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the technologies acquired from L-3 were based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-K.


URLABS

This discussion contains forward-looking statements of certain aspects of our future operating results from URLabs. Actual results may differ from the estimates expressly or implicitly referred to by these forward-looking statements.

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

We assumed that revenue attributable to URLabs' in-process technology would be approximately $4 million in the first year and increase in the second and third years of the 5-year projection period at annual rates of 77% and 40%, respectively, and then decrease at rates of 2% and 38% over the remaining two years. We projected annual revenues to range from approximately $4 million to $11 million over the projected period. These projections were based on:

    -   aggregate growth rates for the business as a whole;
    -   individual product revenues;
    -   anticipated product development cycles; and
    -   the life of the underlying technology.

We estimated selling, general and administrative expenses for the in-process technology to be approximately 69% of revenue in the first year, reducing to approximately 50% in each of the remaining 4 years of the 5-year projection period.

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

We estimated costs to be incurred to reach technological feasibility of the in-process technologies from URLabs as of the date of the acquisition to total approximately $0.2 million. We estimated the in-process technology to be between 30% to 40% complete at that time. We projected the introduction of acquired in-process technologies in the marketplace during calendar year 2000, and it was introduced at the end of the December 1999 quarter.

We used a discount rate of 30% for valuing the in-process technologies from URLabs, which we believe reflects the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than the weighted average cost of capital of 25%, due to the fact that the technology had not reached technological feasibility as of the date of the valuation. The rates used for URLabs are higher than the rates used for L-3 due to differences in the economic environments at the time of each acquisition, such as the equities market and the interest rate environment.

The assumptions and projections discussed for the technologies acquired from URLabs were based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-K.

IBM
The in-process technology acquired in the IBM purchase primarily consisted of the IBM immune system technology and related anti-virus patents. We have integrated this technology into our anti-virus products. The original assumptions and projections discussed in prior filings for the immune system and related anti-virus technology acquired from IBM have not significantly changed.

BINARY
The in-process technology acquired in the Binary acquisition primarily consisted of disk cloning technologies associated with Ghost, the flagship product of Binary, which has been added to our product offerings. The assumptions and projections discussed in prior filings for the disk cloning technologies acquired from Binary have not significantly changed.

INTEL
The in-process technology acquired in the Intel purchase consists of the LANDesk anti-virus technology, which resides in the LANDesk virus protect product line. This technology has been integrated into our corporate anti-virus offerings. The assumptions and projections discussed in prior filings for the LANDesk anti-virus technology acquired from Intel have not significantly changed.

QUARTERDECK
The in-process technology acquired in our acquisition of Quarterdeck consisted of projects related to Quarterdeck's CleanSweep product line. These technologies have been integrated into Norton SystemWorks and is sold as a stand-alone product. The assumptions and projections discussed in prior filings for the projects related to Quarterdeck's CleanSweep product line have not significantly changed.

RESTRUCTURING AND OTHER EXPENSES
During the March 2000 quarter, we reduced our operations in our Melville and Toronto sites, thereby reducing our workforce by 96 employees. Each of these employees received a separation package. As a result, we vacated the facility in Melville and we are reducing the space occupied in Toronto. We recorded approximately $3.4 million for employee severance, outplacement and abandonment of certain facilities and equipment during the March 2000 quarter. In addition, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures during the March 2000 quarter.

During the December 1999 quarter, we reduced our Internet Tools business unit's workforce and reduced our Sales workforce. There were 48 employees in the Internet Tools business unit affected, resulting in approximately $1.8 million of severance, related benefits and outplacement services being accrued during the December 1999 quarter. The Sales workforce reduction affected 10 employees, resulting in approximately $0.4 million of severance, related benefits and outplacement services being accrued in the December 1999 quarter.

During the September 1999 quarter, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures. We also accrued approximately $2.7 million for certain costs related to an agreement reached with our former CEO in the June 1999 quarter. These costs were comprised of severance and acceleration of unvested stock options.

During the September 1998 quarter, we made a decision to restructure our operations and outsource domestic manufacturing operations. As a result, we originally recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. These estimates were subsequently revised in the September 1999 quarter, resulting in a reduction in the personnel severance and outplacement accruals by approximately $0.7 million.

There were no restructuring and other expenses incurred in fiscal 1998. See Note 12 of Notes to Consolidated Financial Statements in this Form 10-K.


LITIGATION JUDGMENT
During the June 1998 quarter, we accrued litigation expenses of approximately $6 million related to a judgment by a Canadian court on a decade-old copyright action assumed by us as a result of our acquisition of Delrina Corporation. See
Note 15 of the Notes to Consolidated Financial Statements in this Form 10-K.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE)
Interest income was relatively flat at approximately $13 million in fiscal 2000, 1999 and 1998.

Interest expense was approximately $2 million in fiscal 1999 and $1 million in fiscal 1998. The interest expense in fiscal 1999 and 1998 was principally related to our convertible subordinated debentures, which were converted into our common stock in February 1999 and for interest on Quarterdeck's subordinated notes that were paid off in March 1999.

Other income (expense) is primarily comprised of foreign currency exchange gains and losses from fluctuations in currency exchange rates. In fiscal 2000 there was approximately $1 million in income due to gains on unhedged foreign currency exposures. Foreign currency exchange gains and losses accounted for approximately $2 million in income in fiscal 1999, which primarily resulted from the write-off of the cumulative translation adjustment related to the payoff of an intercompany loan.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES
The components of income, net of expense, from sale of technologies and product lines are as follows:


                                                            Year Ended March 31,
                                          --------------------------------------
(In thousands)                                   2000          1999         1998
                                          -----------   -----------    ---------
Gain on divestiture of:
        Visual Cafe product line          $    68,523   $        --    $      --
        ACT! product line                      18,285            --           --
Royalties from Interact                         5,000            --           --
Transition fees                                   894            --           --
Payments from HP and JetForm                   14,656        41,155       45,421
                                          -----------   -----------    ---------
Income, net of expense, from sale of
    technologies and product lines        $   107,358   $    41,155    $  45,421
                                          ===========   ===========    =========

Gain on Divestiture of Visual Cafe
On December 31, 1999, we sold the principal assets and liabilities of the Visual Cafe product line to WebGain, Inc. ("WebGain"). The assets primarily consisted of fixed assets and intangible assets. The liabilities related to certain revenue deferrals. In exchange for the assets and liabilities sold to WebGain, we received $75.0 million in a lump-sum cash payment on December 31, 1999. We wrote-off or transferred approximately $4.7 million of capitalized software, fixed assets and inventory related to the Visual Cafe product line. In addition, we accrued approximately $1.4 million in transaction costs and $0.4 million in retention packages for the affected employees. As a result, we recorded a pre-tax gain of approximately $68.5 million on the divestiture.

Gain on Divestiture of ACT! and Royalties from Interact
On December 31, 1999, we licensed, on an exclusive basis, to Interact Commerce Corporation, previously SalesLogix Corporation ("Interact"), substantially all of the ACT! product line technology for a period of four years. In addition, we sold the inventory and fixed assets related to the ACT! product line to Interact. In consideration for the license and assets, Interact transferred to us 623,247 shares of its unregistered common stock. These shares were valued at approximately $20 million as of December 6, 1999, the date the license was signed and the date the number of shares was determined. As a result of the license, we recognized approximately $20 million of income from the shares received and wrote-off or transferred to Interact approximately $0.4 million of inventory and fixed assets attributed to the ACT! product line. In addition, we accrued approximately $1.3 million for transaction related costs incurred at December 31, 1999. After recognizing the above amounts, we recorded a pre-tax gain of approximately $18.3 million.

In addition to the shares received from Interact, we will receive quarterly royalty payments for four years. Interact will pay these royalties based on future revenues, up to an aggregate maximum of $57 million. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we are recognizing these royalties, as payments are due. The first payment of $5 million, which was due and payable on March 31, 2000, was recorded as income, net of expense, from sale of technologies and product lines in the March 2000 quarter. The payment was subsequently received in the June 2000 quarter.

Transition Fees
In accordance with individual transition agreements, WebGain and Interact will pay us a fee for invoicing, collecting receivables, shipping and other operational and support activities, until such time as they have the ability to take over these activities. As of March 31, 2000, we billed them for a total amount of $4 million. Approximately $3.1 million of these fees were reimbursement of incremental costs incurred during the transition period to provide these services, which we would otherwise not have incurred, and as such, we have offset our operating expenses by this amount and have recorded the remaining amount of $0.9 million in income, net of expenses, from sale of technologies and product lines.

Payments from HP and JetForm
Payments from HP and JetForm are associated with our sale of certain software products, technologies and tangible assets to JetForm Corporation ("JetForm") and the Hewlett-Packard Company ("HP") during fiscal 1997. The payments decreased from approximately $41 million in fiscal 1999 to $15 million in fiscal 2000. These payments also decreased $4 million from approximately $45 million in fiscal 1998 to $41 million in fiscal 1999. The payments declined in fiscal 2000 and 1999, because the HP payments ended in the December 1998 quarter and the payments from JetForm have been declining in accordance with the payment terms. The last JetForm payment of approximately $0.4 million was received in the June 2000 quarter.

INCOME TAXES
Our effective tax rate on income before one-time charges (acquired in-process research and development and restructuring and other expenses), goodwill amortization expense and gain on sale of product lines, was 32% for fiscal 2000 and 1999. Our effective tax rate was 24% for fiscal 1998. Our fiscal 2000 and 1999 effective tax rates were lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on our Irish operations. In addition, our fiscal 1998 effective tax rate was lower due to the utilization of previously unbenefited losses and credits. We project our effective tax rate to be 32% in fiscal 2001. This projection, however, is subject to change due to potential tax law changes and fluctuations in the geographic allocation of earnings.

The effective tax rate on income after goodwill amortization, but before one-time charges was 34%, 32% and 24% for fiscal 2000, 1999 and 1998, respectively, reflecting the partial non-deductibility of goodwill amortization in fiscal 2000. In addition, for fiscal 2000, tax has been provided on the gain on sale of product lines at an effective tax rate of 34%. This rate is also lower than the U.S. federal and state combined statutory rate because a portion of the gain is attributable to our Irish operations and, accordingly, subject to a lower tax rate.

Our tax provision for fiscal 2000, 1999 and 1998 includes tax benefits attributable to one-time charges of $3.9 million, $2.0 million and zero, respectively.

Realization of a significant portion of the $79 million of net deferred tax assets is dependent on our ability to generate sufficient future U.S. taxable income. The amount of future U.S. taxable income that would have to be generated in order to realize the net deferred tax assets is approximately $175 million. We believe it is more likely than not that the $79 million of net deferred tax assets will be realized based on historical earnings and expected levels of future U.S. taxable income. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Risk Factors section of this Form 10-K. A valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for a valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, short-term investments and long-term investments increased approximately $235 million to $432 million at the end of fiscal 2000 from $197 million at the end of fiscal 1999. This increase is largely due to cash provided from operations, net proceeds from the exercise of stock options under our stock option plans, sales of common stock through our employee stock purchase plan and the receipt of restricted stock and cash from our divestitures of the ACT! and Visual Cafe product lines.

Quarterdeck had issued $25 million of 6% convertible senior subordinated notes, or Notes, due in 2001. These Notes were issued to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. These Notes were paid in full on March 30, 1999.

In addition to cash and short-term investments, we have $82 million of restricted investments related to collateral requirements under certain lease agreements. We are obligated under these lease agreements for two office buildings in Cupertino, California to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. We are in compliance with our covenants on these lease agreements as of March 31, 2000. Future acquisitions or other events could cause us to be in violation of these covenants.

In May 2000, we amended our $10 million line of credit, which expires in May 2001, to minimize the potential violation of certain financial covenants due to future acquisitions. The amendment allows for future acquisitions of less than $75 million in cash, annually. We were in compliance with the debt covenants for this line of credit as of March 31, 2000. As of March 31, 2000, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions could cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit is canceled or amounts are not available under the line, there will not be a material adverse impact on our financial results, liquidity or capital resources.

Net cash provided by operating activities was approximately $224 million and was comprised of net income of approximately $170 million, non-cash related expenses of $55 million and a net increase in assets and liabilities of $109 million.

Net trade accounts receivable decreased $26 million to approximately $47 million and to 30 days sales outstanding at March 31, 2000 from approximately $76 million and 39 days sales outstanding at March 31, 1999.

Net cash used in investing activities was approximately $330 million and was comprised of $75 million in proceeds from our divestiture of the Visual Cafe product line, offset by $87 million in payments made in connection with our recent acquisitions, $288 million in net purchases of marketable securities and $30 million of capital expenditures.


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

On March 22, 1999, the Board authorized the repurchase of up to $75 million of our outstanding common stock. As of March 31, 2000, we have purchased 1 million shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million.

We believe that existing cash and short-term investments and cash generated from operating results will be sufficient to fund operations for the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. SFAS 133 will be effective for Symantec at the beginning of the June 2001 quarter for both annual and interim reporting periods. We are evaluating the potential impact of this accounting pronouncement on our required disclosures and accounting practices.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No.
25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. In March 2000, the SEC released SAB No. 101A, which defers reporting the effects of the adoption of SAB No. 101 until our first fiscal quarter of fiscal 2001. We are currently evaluating the potential impact of SAB No. 101 on our required disclosures and accounting practices.

BUSINESS RISK FACTORS

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

OUR INCREASED SALES OF ENTERPRISE-WIDE SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS. Sales of enterprise-wide site licenses through our Enterprise Solutions segment are a major and expanding portion of our business. This enterprise market has significantly different characteristics than the consumer market and requires different skills and resources to penetrate. Licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

WE RECENTLY RESTRUCTURED OUR INTERNAL FOCUS AND OPERATIONS AND WE COULD INCUR ADVERSE OPERATING CONSEQUENCES AS A RESULT OF THESE CHANGES. In fiscal 2000, we restructured our operations on the basis of a customer segment orientation rather than a product structure. We also divested two product lines that did not fit with our future focus. Changes of this nature inevitably cause disruptions within an organization that may adversely affect results as the changes are being absorbed, and these changes may not achieve their desired long-term benefits. Overseeing these changes requires significant attention from our senior management and may detract from management's ability to focus on other important opportunities or problems that might confront us. We have lost personnel, including management, and we may continue to do so as a consequence of these types of changes. In addition, we may not be able to introduce new products that are as beneficial to us as those that we divested.

OUR SOFTWARE PRODUCTS AND WEB SITE MAY BE SUBJECT TO INTENTIONAL DISRUPTION. Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our products, we expect to be an ongoing target of such disruptions. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions of our services. Our activities could be substantially disrupted and our reputation, and future sales, harmed if these efforts are successful.

OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED BY THIS COMPETITION. Our markets are intensely competitive. This competition could adversely affect our operating results by reducing our sales or the prices we can charge for our products. Recently many of our competitors have significantly reduced the price of utility and anti-virus products and further price reductions could occur for these or other of our products, which would likely have a negative affect on our margins and could reduce our sales. Our ability to remain competitive depends on our ability to enhance our products or produce new products that are compatible with new products introduced by the major hardware and operating system providers. We have no control, and sometimes limited visibility, into the development efforts of these third parties and we may not be able to respond effectively or timely to their new products and enhancements. In addition, we have limited resources and we must make strategic decisions as to how to best allocate our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products or to markets that are more successful than we anticipate.

INTRODUCTION OF NEW OPERATING SYSTEMS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS AND STOCK PRICE. The inclusion of security or anti-virus tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in new or upcoming versions of Windows, such as current and future editions of Windows 2000, which directly compete with our products, may decrease or delay the demand for certain of our products, including those currently under development and products specifically intended for Windows 2000. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

Our financial results and our stock price declined significantly within approximately six months after the releases of Windows 3.1, Windows 95 and Windows 98, which in some cases also caused the additional requirement for hardware upgrades that resulted in shifts in customer spending from software to hardware. The Professional Edition of Windows 2000 was released in February 2000, and, as a result, we could face adverse financial results and additional stock price declines.

With the rise of Linux-based operating systems being introduced into the market, we may lose market share if we are unable to significantly penetrate the Linux-based market timely and effectively.

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

A significant portion of our net revenues have historically been generated during the last month of a fiscal quarter. Most resellers tend to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. In part, this is because these two groups are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. A significant portion of our net revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. As a result, our operating results may be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country's political and economic structure. In addition, the laws of some other countries do not protect intellectual property rights as effectively as is the case in the United States and we may be subject to a greater risk of unauthorized use of our products.

WE MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT. We are increasingly focused on the Internet security market, which, in turn, is dependent on further acceptance of the Internet. The following critical issues concerning the use of the Internet remain unresolved and may affect the market for our products and the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products:

    -   security;

    -   reliability;

    -   cost;

    -   ease of use;

    -   accessibility;

    -   quality of service; or

    -   potential tax or other government regulations.

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

WE ARE DEPENDENT UPON CERTAIN DISTRIBUTION CHANNELS. A large portion of our sales is made through the retail distribution channel, which is subject to events that create unpredictability in consumer demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods. Our retail distribution customers also carry our competitors' products. These retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control nor can we predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or by us without cause. We would be adversely affected if companies in our chain of distributors chose to increase purchases from our competition relative to the amount they buy from us.

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

CHANNEL FILL AND PRODUCT RETURNS MAY NEGATIVELY AFFECT OUR NET REVENUES. Our pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Channels may also become filled simply because the distributors do not sell their inventories to retail distribution or from retailers to end-users as anticipated. If sales to retailers or end-users do not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories.

Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories. Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End-users may return our products through dealers and distributors within a reasonable period from the date of purchase for a full refund. In addition, subject to limitations, retailers may return older versions of our products. We estimate and maintain reserves for product returns. Future returns could, however, exceed the reserves we have established, which could have a material adverse affect on our operating results.

THE TRANSITION TO INTEGRATED SUITES OF UTILITIES MAY RESULT IN REDUCED CONSUMER REVENUES. We and our competitors sell integrated suites of utility products for prices significantly less than the aggregate price of the stand-alone products that are included in these suites when sold separately. As a result of the shift to integrated utility suites, price competition is intense in the consumer market and we have experienced cannibalization of our stand-alone products that are included within the suite. Additionally, our products may not compete effectively with competitors' integrated suites introduced in the future.

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

WE ARE INVOLVED IN LITIGATION, AND MAY IN THE FUTURE BE INVOLVED IN LITIGATION, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products are not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are currently involved in a number of judicial and administrative proceedings. For a discussion of our current litigation, see Note 15 of Notes to Consolidated Financial Statements of this Form 10-K. We intend to defend all of these lawsuits vigorously. We may suffer an unfavorable outcome in one or more of these cases. Depending on the amount and timing of any unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

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

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive condition. In addition, to the extent that we seek to expand our product lines, and skills and capacity through acquisitions, the trend toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

WE HAVE GROWN, AND MAY CONTINUE TO GROW THROUGH ACQUISITIONS, WHICH GIVE RISE TO A NUMBER OF RISKS THAT COULD HAVE ADVERSE CONSEQUENCES FOR OUR FUTURE OPERATING RESULTS. We have made seven acquisitions within the last two fiscal years and may complete material acquisitions in the future. Integrating acquired businesses into our existing business may distract our management focus from other opportunities and challenges. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of goodwill and other intangible assets that will be amortized in future years and our future operating results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with these charges. In addition, a number of our recent acquisitions have resulted in our incurring substantial write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. We may issue equity, or incur debt financing, for future acquisitions that are dilutive to our existing stockholders.

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel, particularly as we focus on enterprise-wide applications. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which requires ongoing stockholder approval. Such approval may not be forthcoming and, as a result, we may be impaired in our efforts to attract necessary personnel.

WE MAY EXPERIENCE DISRUPTION OF OUR INTERNAL SYSTEMS AS A RESULT OF THE YEAR 2000. In order to prepare for the Year 2000, we completed a major evaluation of our internal applications, systems and databases. We modified or replaced portions of our hardware and associated software to enable our operational systems and networks to function properly with respect to dates January 1, 2000 and thereafter. The cost to complete the Year 2000 project was approximately $1.5 million and has been expensed as incurred. We will continue to evaluate interfaces between our systems and third-party systems, such as those of key suppliers, distributors and financial institutions, for Year 2000 functionality. Although the Year 2000 rollover did not cause any significant problems, as discussed below, we may still encounter problems as operations uncover processes not yet utilized. In addition, the systems of other companies with which we do business may not have completely addressed Year 2000 problems. Based on this, we expect the process of evaluating third-party Year 2000 compliance to be ongoing.

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY NOT BE ADEQUATELY PROTECTED FROM ALL UNAUTHORIZED USES. We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. All of our products are protected by copyright and we have a number of patents and patent applications pending. We may not achieve the desired protection from, and third parties may design around, our patents. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. Like many companies in the software industry, technical support costs comprise a significant portion of our operating costs and expenses. Over the short term, we may be unable to respond to fluctuations in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further customer demand for these services could cause increases in the costs of providing such services and adversely affect our operating results.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



We do not have significant exposure to changing interest rates because of the low levels of marketable securities on our balance sheet. We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading purposes.

INTEREST RATE SENSITIVITY
As of March 31, 2000, the fair market value of our financial instruments with exposure to interest risk was approximately US $308 million and euro 133 million. Sensitivity analysis for a six-month horizon was performed on our floating rate and fixed rate financial investments and floating rate liabilities.

Parallel shifts in the yield curve of both +/-50 basis point (+/-10% of our weighted average interest rate) would result in changes in fair market values for these investments and floating rate liabilities of less than $1 million. For the euro investments, parallel shifts in the yield curve of both +/-50 basis point (+/-10% of our weighted average interest rate) would result in changes in fair market values for these investments of approximately less than euro 1 million.

EQUITY SENSITIVITY
We are exposed to equity price risk on the marketable portion of our portfolio of equity securities. We typically do not attempt to reduce or eliminate the market exposure on our securities. As of March 31, 2000, these securities consisted of approximately 600,000 shares of Interact Commerce Corporation, a publicly traded company (Nasdaq symbol "IACT"), with a market value of approximately $16.9 million. We believe that it is reasonably possible that the prices of these securities could experience a 50% adverse change in the near term. Assuming a 50% adverse change, these securities would decrease in value by approximately $8.5 million, based on the value of the securities as of March 31, 2000. Since April 2000, many high-technology stocks experienced increased volatility and a significant decrease in value, including these shares. If these securities had been valued using prices as of June 16, 2000, the value of these securities would have decreased by approximately an additional $9.3 million subsequent to March 31, 2000. The value of these securities may vary over time and the value as of June 16, 2000 of approximately $7.6 million is not necessarily indicative of future performance.


EXCHANGE RATE SENSITIVITY
We conduct business in 37 international currencies through our worldwide operations. We have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, of one fiscal month duration to hedge various foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts to mitigate the risk of material foreign currency transaction losses. We do not use forward contracts for trading purposes. At the end of each fiscal month, all foreign currency assets and liabilities are revalued using the month end spot rate of the maturing forward contracts and the realized gains and losses are recorded and included in net income as a component of other income (expense).

We believe that the use of foreign currency financial instruments should reduce the risks that arise from conducting business in international markets. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

We use sensitivity analyses to quantify the impact market risk exposure may have on the fair market values of our financial instruments. The financial instruments included in the sensitivity analyses consist of all of our foreign currency assets and liabilities and all derivative instruments, principally forward contracts. The sensitivity analyses assesses the risk of loss in fair market values from the impact of hypothetical changes of instantaneous, parallel shifts in exchange rates and interest rates yield curves on market sensitive instruments over a six-month horizon. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

As of March 31, 2000, the net fair value liability of our foreign currency financial instruments was approximately US $230 million. A 10% movement in the levels of foreign currency exchange rates against the U.S. dollar would result in a decrease in the fair value of our financial instruments by approximately US $21 million or an increase in the fair value of our financial instruments by approximately US $23 million.

This quantification of exposure to the market risk associated with foreign financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL FINANCIAL STATEMENTS:  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA

We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods comprised of 13 weeks as follows:

(In thousands, except net income per share; unaudited)


                                                       Fiscal 2000                                 Fiscal 1999
                         -----------------------------------------   -----------------------------------------
                         Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,   Mar. 31,   Dec. 31,   Sep. 30,   Jun. 30,
                             2000       1999       1999       1999       1999       1998       1998       1998
                         --------   --------   --------   --------   --------   --------   --------   --------
Net revenues             $187,205   $200,847   $182,535   $175,138   $169,618   $155,206   $130,034   $137,770
Gross margin              158,196    170,048    151,893    144,515    141,168    128,718    108,697    117,487
Restructuring and
  other expenses            7,059      2,246      1,240      2,773        740      7,560     10,122     19,973
Income, net of
  expense, from sale
  of technologies
  and product lines         7,491     89,967      5,010      4,890      5,957      9,850     10,027     15,321
Net income                 31,576     89,013     25,832     23,727     24,758     15,883      1,945      7,615
Net income per share -
  basic                  $   0.53   $   1.52   $   0.45   $   0.42   $   0.44   $   0.29   $   0.03   $   0.13
  diluted                $   0.49   $   1.41   $   0.43   $   0.41   $   0.43   $   0.28   $   0.03   $   0.13



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned "Election of Symantec Directors" appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 2000. That information is incorporated herein by reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement. That information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT:

The executive officers of the Company are as follows:


NAME                            AGE     POSITION
----                            ---     --------
John W. Thompson                51      Chairman, President and Chief Executive Officer
Stephen G. Cullen               34      Senior Vice President, Consumer Products Division
Dieter Giesbrecht               56      Senior Vice President, International
Gail E. Hamilton                50      Senior Vice President, Enterprise Solutions Division
Ron Moritz                      37      Senior Vice President and Chief Technical Officer
Greg Myers                      50      Senior Vice President, Finance and Chief Financial
                                        Officer
Dana E. Siebert                 40      Executive Vice President, Worldwide Sales and Service
Gary Warren                     38      Senior Vice President, Business Development
Derek Witte                     43      Senior Vice President, Worldwide Operations and
                                        Secretary


The Board of Directors chooses executive officers, who then serve at the Board's discretion. There is no family relationship between any of our directors or executive officers and any other director or executive officer of Symantec.

JOHN W. THOMPSON has served as President, Chief Executive Officer and Chairman of the Board of Directors, since April 1999. Mr. Thompson joined Symantec after 28 years at IBM Corporation. In his most recent position as General Manager of IBM Americas, he was responsible for sales and support of IBM's technology products and services in the United States, Canada and Latin America. Prior to his position with IBM Americas, he was General Manager, Personal Software Products, responsible for the development and marketing of O/S2, IBM's Intel-based operating systems and other products. Mr. Thompson is a member of the board of directors at Parago and Nisource. He has served as chairman of the Florida A&M University Industry Cluster and the Illinois Governor's Human Resource Advisory Council. Mr. Thompson holds an undergraduate degree in business administration from Florida A&M University and a master's degree in management science from MIT's Sloan School of Management.

STEPHEN G. CULLEN is Senior Vice President, Consumer Products Division and is responsible for our worldwide consumer business and product strategy, which includes the Norton brand and its problem-solving solutions. Mr. Cullen joined Symantec in 1996 and has held senior marketing, product management and general management positions at both a regional and business unit level. Prior to joining Symantec, he was Director of Marketing for Concur Technologies (formerly Portable Software) where he was instrumental in establishing the company as an enterprise travel and entertainment expense management firm. Prior to that, he held senior marketing and product management positions with Contact Software and Delrina Corporation, which were both acquired by Symantec.

DIETER GIESBRECHT has served as Senior Vice President, International, since January 2000. He is responsible for all worldwide business outside the US and Canada, including all sales and marketing functions. He joined Symantec in 1996 as vice president and managing director, Europe, Middle East and Africa, a position he held for three years. He has held a number of executive positions in the IT and semiconductor industries for companies including Digital Research, Lotus Development, Mohawk Data Science, Teradyne and LTX. Mr. Giesbrecht has a degree from the Technical University of Furtwangen, Germany.

GAIL E. HAMILTON joined Symantec in March 2000, as Senior Vice President, Enterprise Solutions Division. She leads the development and extension of Symantec's enterprise-focused solutions, including e-Support. Prior to joining Symantec, she served as the general manager of the Communications Platform Division for Compaq Computers, where she was responsible for the UNIX and NT server businesses targeting communications companies. Prior to that, she was the general manager of the Telecom Platform Division at Hewlett-Packard Company, where she was responsible for the adjunct computers, wide-area networking and broadband Internet businesses. Ms. Hamilton received a bachelor's degree in electrical engineering and computer science from the University of Colorado and has a master's degree in electrical engineering and administration from Stanford University.

RON MORITZ joined Symantec in February 2000 as Senior Vice President and Chief Technical Officer. He leads Symantec's Core Technology group. Mr. Moritz joined Symantec after his tenure with Finjan Software, Inc., where he served as chief technology officer and was responsible for establishing and maintaining the company's technological standards and vision. Mr. Moritz attended Case Western Reserve University, where he received his master's degrees in engineering and business administration, and a bachelor's degree in mathematics.

GREG MYERS has served as Vice President of Finance and Chief Financial Officer for Symantec since January 1999. Mr. Myers was promoted to Senior Vice President in March 2000. Mr. Myers is responsible for worldwide finance. Previous to his appointment as the Company's CFO in January 1999, Mr. Myers was Symantec's Vice President of Finance, where he was responsible for worldwide accounting, financial and strategic planning and business development. From 1997 through mid-1998 Mr. Myers was Vice President of financial planning and analysis for Symantec. In this role, Mr. Myers managed the Company's strategic planning process, the Company's budget and financial planning function and the worldwide financial controller organization. From 1993 to 1996, Mr. Myers was the director of financial planning and analysis function, where he was responsible for the budget, forecasting and financial analysis functions within Symantec. Mr. Myers holds an undergraduate degree from Cal-State University, Hayward and holds a Masters in Business Administration from the University of Santa Clara.

DANA E. SIEBERT is Executive Vice President for Worldwide Sales, Marketing and Services. Previously, Mr. Siebert served as Vice President, Americas and prior to that, Vice President, Worldwide Sales of Symantec and has also held the position of Vice President, Worldwide Services of Symantec. Mr. Siebert joined Symantec in September 1987. From 1985 to 1987, he was a Sales Manager at THINK Technologies, which we acquired. Mr. Siebert holds a Bachelor of Science degree in Business Administration from the University of New Hampshire.

GARY WARREN has served as Senior Vice President, Business Development, since July 1999. Mr. Warren was the Chief Executive Officer and President of URLabs, prior to its acquisition by Symantec in July 1999, where he engineered the URLabs Content Management product strategy. He received a bachelor's degree in aeronautical engineering from Embry-Riddle Aeronautical University and received a master's degree in computational fluid dynamics from Mississippi State University.

DEREK WITTE is Senior Vice President, Worldwide Operations and Secretary. Previously, Mr. Witte served as Vice President, General Counsel and Secretary of Symantec. Mr. Witte joined Symantec in October 1990. Mr. Witte holds a law degree and a Bachelor of Arts degree in Economics from the University of California at Berkeley. Mr. Witte has been a member of the California bar since 1981.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 2000. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 2000. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 18, 2000. Such information is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, Symantec will provide, without charge, a copy of our annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

    Helyn Corcos
    Investor Relations
    Symantec Corporation
    20330 Stevens Creek Boulevard
    Cupertino, California  95014
    408-446-8891

 (a)    The following documents are filed as part of this report:

                                                                                   Page
                                                                                  Number
                                                                                  ------
1.  Consolidated Financial Statements.
    Report of Ernst & Young LLP, Independent Auditors...........................     43
    Consolidated Balance Sheets as of March 31, 2000 and 1999...................     44
    Consolidated Statements of Income for the Years Ended
        March 31, 2000, 1999 and 1998...........................................     45
    Consolidated Statements of Stockholders' Equity for the Years
        Ended March 31, 2000, 1999 and 1998.....................................     46
    Consolidated Statements of Cash Flow for the Years Ended
        March 31, 2000, 1999 and 1998...........................................     47
    Summary of Significant Accounting Policies and Notes to
        Consolidated Financial Statements.......................................     49

2.  Financial Statement Schedules. The following financial statement schedule of
    Symantec Corporation for the years ended March 31, 2000, 1999 and 1998 is filed as part of this Form 10-K and should be read in conjunction with the
    Consolidated Financial Statements of Symantec Corporation.
    Schedule
       II  Valuation and Qualifying Accounts....................................     74

    Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:
    3.01 The Registrant's Restated Certificate of Incorporation. (Incorporated by reference to Annex G filed with the Registrant's Joint Management Information Circular and Proxy Statement (No. 000-17781) dated October 17, 1995.)
    3.02 The Registrant's Bylaws. (Incorporated by reference to Exhibit 3.02 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
    3.03 The Registrant's Bylaws, as amended and restated effective August 11, 1998. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report 8-K filed August 19, 1998.)
    4.01 Registration Rights Agreement. (Incorporated by reference to Exhibit
            4.02 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
    4.02 Amendment No. One to Registration Rights Agreement. (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
    4.03 Amendment No. Two to Registration Rights Agreement. (Incorporated by reference to Exhibit 4.04 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)

   4.04 Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina. (Incorporated by reference to Annex D filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
   4.05 Support Agreement, dated November 22, 1995, between Symantec and Delrina. (Incorporated by reference to Annex E filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
   4.06   Form of Voting and Exchange Trust Agreement, dated November 22,
            1995, between Symantec and Delrina. (Incorporated by reference to Annex F filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
   4.07 Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A filed August 19, 1998.)
   10.01 Amended Agreement Respecting Certain Rights of Publicity. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.02* Form of Stock Option Agreement and Form of Stock Option Exercise
            Request, as currently in effect, under the Registrant's 1988 Employees Stock Option Plan. (Incorporated by reference to Exhibit
            10.10 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.03* Form of Stock Option Grant and Stock Option Exercise Notice and
            Agreement under the Registrant's 1988 Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.04* 1988 Employees Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-8 (No. 33-88694) filed January 23, 1995.)
   10.05* 1989 Employee Stock Purchase Plan, as amended to date.
            (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18353) filed December 20, 1996.)
   10.06* 1988 Directors Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.09 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.07* 1993 Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.)
   10.08* 1994 Patent Incentive Plan. (Incorporated by reference to Exhibit
            4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 33-60141) filed June 9, 1995.)
   10.09* Symantec Corporation 1996 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18355) filed December 20, 1996.)
   10.10* Symantec Corporation 1996 Equity Incentive Plan, as amended.
            (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-39175) filed October 31, 1997.)
   10.11* Symantec Corporation Deferred Compensation Plan, dated as of
            November 7, 1996. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.12* Symantec Corporation Restricted Stock Purchase Agreement, dated
            April 14, 1999. (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Registration Statement on Form S-8 (No. 333-31632) filed March 3, 2000.)
   10.13* Symantec Corporation Stock Option Grant, dated April 14, 1999.
            (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Registration Statement on Form S-8 (No. 333-31540) filed March 3, 2000.)

-----------------
* Indicates a management contract or compensatory plan or arrangement.

   10.14* Symantec Corporation Acquisition Plan, dated July 15, 1999.
            (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Registration Statement on Form S-8 (No. 333-31526) filed March 3, 2000.)
   10.15 Participation Agreement, dated as of October 18, 1996, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
            10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.16 Participation Agreement, as amended by that certain Master Amendment No. 2, dated as of September 21, 1998, between Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.17 Amended and Restated Participation Agreement, dated as of February
            9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch. (Incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.18 Amended and Restated Participation Agreement, dated as of February
            2, 2000, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.
   10.19 Appendix A to Participation Agreement, Master Lease, Lease
            Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages and Guaranty. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.20 Restated and amended Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.21 Master Lease and Deed of Trust, as amended, dated as of October
            18, 1996, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.22 Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit
            10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.23 Guaranty, dated as of October 18, 1996, made by Symantec Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
            10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996).
   10.24 Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.25 Pledge Agreement, dated as of October 18, 1996, made by Symantec Corporation, in favor of Sumitomo Bank, Limited, San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.26 Pledge Agreement, as amended, by that certain Master Amendment No.
            2, dated as of September 21, 1998, between Symantec Corporation, the Bank, and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)


-------------
* Indicates a management contract or compensatory plan or arrangement.

   10.27 Amended and Restated Pledge Agreement, dated as of February 2, 1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit 10.24 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.28 Assignment of Lease and Rent, as amended, dated as of October 18, 1996, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to
            Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.29 Amended and Restated Assignment of Lease and Rent, dated as of February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.30 Agreement of Purchase and Sale of Cupertino City Center One between Cigna Property and Casualty Insurance Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.31 Agreement for Purchase and Sale and Escrow Instructions of 10201
            Torre Avenue, Cupertino, CA. (Incorporated by reference to Exhibit
            10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.32 Agreement for Purchase and Sale and Escrow Instructions, as amended, dated as of May 31, 1996. (Incorporated by reference to Exhibit
            10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.33 Agreement for Exchange and Purchase and Escrow Instructions, dated September 22, 1998, between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.34 Agreement for Exchange and Purchase and Escrow Instructions, as amended, dated November 4, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.35 Amendment No. 1 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of November 4, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.36 Amendment No. 2 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of November 20, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.37 Amendment No. 3 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of December 4, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.38 Amendment No. 4 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of December 15, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.39 Amended and Restated Credit Agreement, dated May 29, 2000, by and between Symantec Corporation and Bank of America, N.A.
   10.40 Loan Agreement, dated as of October 18, 1996, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco

---------------
* Indicates a management contract or compensatory plan or arrangement.

            Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.41 Amended and Restated Loan Agreement, dated as of February 9, 1999, among Sumitomo Bank Leasing and Finance, Inc.3, Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch. (Incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.42 Construction Agency Agreement, dated as of March 3, 1997, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit 10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.43 Construction Agency Agreement, dated as of February 9, 1999, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit 10.39 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.44 Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance, Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)
   10.45 Symantec - CC5 Office Building and Parking Structure, as amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.46 Office building lease, dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
   10.47 Office building lease, as amended, dated as of September 1, 1997, between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.48 Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)
   10.49 Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.50 Office building lease, dated as of April 19, 1995, between the Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
   10.51 Office building lease, as amended, dated as of December 1, 1995, between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)
   10.52 Office building lease, as amended, dated as of December 17, 1996, between Delrina (Canada) Corporation, Delrina Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.53 Office building lease, dated as of April 9, 1998, between Hill
            Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)

---------------------
* Indicates a management contract or compensatory plan or arrangement.
                                       39

   10.54  Form of Indemnity Agreement with Officers and Directors.
            (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
   10.55* Full Recourse Promissory Note and Pledge Agreement between the
            Company and Gordon E. Eubanks, Jr. (Incorporated by reference to
            Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.56* Form of Promissory Note and Pledge Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.57* Promissory Note between the Company and Mansour Safai.
            (Incorporated by reference to Exhibit 10.52 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.58* Promissory Note between the Company and Keith Robinson.
            (Incorporated by reference to Exhibit 10.53 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.59* Promissory Note between the Company and John W. Thompson.
            (Incorporated by reference to Exhibit 10.54 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.60* Form of Housing Assistance Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.61 Note Purchase Agreement, dated April 2, 1993, among Symantec Corporation, Morgan Guaranty Trust Company of New York, as Trustee,
            J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to
            Exhibit 10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.62 The Registrant's Section 401(k) Plan, as amended. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
   10.63* Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
   10.64* Form of President and CEO Annual Incentive Plan.
   10.65* Form of Vice President Annual Incentive Plan (No Division/Business
            Unit Objectives.)
   10.66* Form of Vice President Annual Incentive Plan (With
            Division/Business Unit Objectives.)
   10.67 Assignment of Copyright and Other Intellectual Property Rights. (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.68* Retirement and Consulting Agreement between the Company and Gordon
            E. Eubanks, Jr. (Incorporated by reference to Exhibit 10.62 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.69* Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers. (Incorporated by reference to Exhibit 10.63 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.70* Employment Agreement between Symantec Corporation and John W.
            Thompson. (Incorporated by reference to Exhibit 10.67 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.71 Combination Agreement between Symantec Corporation and Delrina Corporation dated July 5, 1995. (Incorporated by reference to
            Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
   10.72 Asset Purchase Agreement, dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit
            2.01 filed with the Registrant's Current Report of Form 8-K filed September 26, 1996.)

----------------
* Indicates a management contract or compensatory plan or arrangement.

   10.73 Asset Purchase Agreement, as amended, dated as of March 28, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.44 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998.)
   10.74 Asset Purchase Agreement, as amended, dated as of June 29, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.75 Asset Purchase Agreement, as amended, dated as of March 27, 1997, by and between Hewlett-Packard Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.76 Master Agreement, dated May 18, 1998, between International Business Machines Corporation and Symantec Corporation. (Confidential treatment has been requested with respect to portions of this exhibit.) (Incorporated by reference to Exhibit 10.46 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998.)
   10.77 Asset Purchase Agreement, dated as of June 24, 1998, among Symantec Corporation and its wholly-owned subsidiary, Symantec Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc. (Incorporated by reference to Exhibit
            10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.78 Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report of Form 8-K filed October 5, 1998.)
   10.79 Asset Purchase Agreement, dated December 10, 1999, among the Registrant, Symantec Limited, BEA Systems, Inc., and WB Information Corporation. (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000.)
   10.80 Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation and Symantec Limited. (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000.)
   10.81 Class action complaint filed by the law firm of Milberg Weiss
            Bershad Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Annual Report of Form 10-K for the year ended March 31, 1996.)
   21.01 Subsidiaries of the Registrant.
   23.01 Consent of Ernst & Young LLP, Independent Auditors.
   27.01 Financial Data Schedule for the Year Ended March 31, 2000.

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

(d) Financial Statement Schedules: The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a) 2, as set forth on page 79.

----------------
* Indicates a management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      Page
                                                                                      ----


Report of Ernst & Young LLP, Independent Auditors...............................       43

Consolidated Balance Sheets as of March 31, 2000 and 1999.......................       44

Consolidated Statements of Income for the years ended March 31, 2000,
     1999 and 1998..............................................................       45

Consolidated Statements of Stockholders' Equity for the years ended
    March 31, 2000, 1999 and 1998...............................................       46

Consolidated Statements of Cash Flow for the years ended March 31, 2000,
    1999 and 1998...............................................................       47

Summary of Significant Accounting Policies......................................       49

Notes to Consolidated Financial Statements......................................       53

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                        /S/ ERNST & YOUNG LLP

San Jose, California
April 27, 2000

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,
                                                                       -----------------------
(In thousands)                                                              2000          1999
---------------------------------------------------------------        ---------     ---------
ASSETS

Current assets:
    Cash, cash equivalents and short-term investments                  $ 431,550     $ 192,755
    Trade accounts receivable                                             47,266        76,386
    Inventories                                                            5,675         6,377
    Deferred income taxes                                                 40,189        22,636
    Other                                                                 20,857        12,790
                                                                       ---------     ---------
      Total current assets                                               545,537       310,944
Long-term investments                                                         --         4,270
Restricted investments                                                    81,956        71,405
Equipment and leasehold improvements                                      51,905        52,887
Deferred income taxes                                                     38,827         5,519
Purchased product rights and capitalized software                         34,070        36,209
Goodwill                                                                  82,972        75,224
Other                                                                     10,760         7,018
                                                                       ---------     ---------
                                                                       $ 846,027     $ 563,476
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $  43,030     $  45,862
    Accrued compensation and benefits                                     25,714        20,788
    Deferred revenue                                                      90,813        55,965
    Other accrued expenses                                                61,594        75,954
    Income taxes payable                                                   5,366        18,339
                                                                       ---------     ---------
      Total current liabilities                                          226,517       216,908

Long-term obligations                                                      1,553         1,455
Commitments and contingencies
Stockholders' equity:
    Preferred stock (par value: $0.01 authorized: 1,000; issued
    and outstanding: none)                                                    --            --
    Common stock (par value: $0.01 authorized: 100,000; issued and
       outstanding: 60,309 and 56,872 shares)                                603           569
    Capital in excess of par value                                       435,663       315,698
    Notes receivable from stockholders                                       (24)         (144)
    Accumulated other comprehensive loss                                 (27,707)      (19,110)
    Unearned compensation                                                   (677)           --
    Retained earnings                                                    210,099        48,100
                                                                       ---------     ---------
      Total stockholders' equity                                         617,957       345,113
                                                                       ---------     ---------
                                                                       $ 846,027     $ 563,476
                                                                       =========     =========

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                          Year Ended March 31,
                                                        --------------------------------------
(In thousands, except net income per share)                  2000           1999          1998
-------------------------------------------------       ---------      ---------     ---------
Net revenues                                            $ 745,725      $ 592,628     $ 532,940
Cost of revenues                                          121,073         96,558        87,431
                                                        ---------      ---------     ---------
    Gross margin                                          624,652        496,070       445,509
Operating expenses:
    Research and development                              108,425        101,563        91,332
    Sales and marketing                                   306,755        286,144       261,190
    General and administrative                             42,150         35,722        38,063
    Amortization of goodwill                               17,884          6,175            --
    Amortization of intangibles from acquisitions             917            230            --
    Acquired in-process research and development            4,300         27,465            --
    Restructuring and other expenses                        9,018          5,105            --
    Litigation judgment                                        --          5,825            --
                                                        ---------      ---------     ---------
        Total operating expenses                          489,449        468,229       390,585
                                                        ---------      ---------     ---------
Operating income                                          135,203         27,841        54,924
    Interest income                                        13,408         13,552        13,160
    Interest expense                                          (22)        (1,839)       (1,218)
    Income, net of expense, from sale of technologies
      and product lines                                   107,358         41,155        45,421
    Other income (expense), net                             1,344          2,464          (190)
                                                        ---------      ---------     ---------
Income before income taxes                                257,291         83,173       112,097
    Provision for income taxes                             87,143         32,972        27,008
                                                        ---------      ---------     ---------
Net income                                              $ 170,148      $  50,201     $  85,089
                                                        =========      =========     =========

Net income per share - basic                            $    2.94      $    0.89     $    1.52
                                                        =========      =========     =========
Net income per share - diluted                          $    2.73      $    0.86     $    1.42
                                                        =========      =========     =========

Shares used to compute net income per share - basic        57,870         56,601        56,097
                                                        =========      =========     =========
Shares used to compute net income per share - diluted      62,214         59,289        60,281
                                                        =========      =========     =========

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Notes        Accum
                                                Capital in       Receivable        Other
                                       Common    Excess of             from        Comp         Unearned
(In thousands)                          Stock    Par Value     Stockholders        Loss     Compensation
                                    ---------    ---------    -------------    --------     ------------
Balances, March 31, 1997            $     554    $ 291,572    $        (144)   $ (7,604)    $         --
Components of comprehensive
  income:
  Net income                               --           --               --          --               --
  Unrealized gain on
     short-term investments                --           --               --           181             --
  Translation adjustment                   --           --               --        (5,136)            --

     Total comprehensive income

Issued common stock:
  2,622 shares under stock plans           26       32,998               --          --               --
  60 shares from conversion of
    convertible debentures                  1          715               --          --               --
Repurchased 1,000 shares of
  common stock                            (10)     (21,336)              --          --               --
Income tax benefit related to
  stock options                            --        7,000               --          --               --
                                    ---------    ---------    -------------    --------    -------------
Balances, March 31, 1998                  571      310,949             (144)    (12,559)              --
Components of comprehensive
  income:
  Net income                               --           --               --          --               --
   Unrealized loss on
      short-term investments --            --           --                         (461)              --
  Translation adjustment                   --           --               --      (6,090)              --

     Total comprehensive income
Issued common stock:
  1,447 shares under stock plans           15       19,798               --          --               --
  1,190 shares from conversion of
    convertible debentures                 12       14,272               --          --               --
Repurchased 2,875 shares of
  common stock                            (29)     (35,521)              --          --               --
Income tax benefit related to
  stock options                            --        6,200               --          --               --
                                    ---------    ---------    -------------    --------    -------------
Balances, March 31, 1999                  569      315,698             (144)    (19,110)              --
Components of comprehensive
  income:
  Net income                               --           --               --          --               --
  Unrealized loss on
      short-term investments               --           --               --      (2,069)              --
  Translation adjustment                   --           --               --      (6,528)              --

     Total comprehensive income

Issued common stock:
  4,338 shares under stock plans           43       70,640               --          --               --
  100 shares of restricted stock            1        1,299               --          --           (1,300)
Amortization of unearned
  compensation                             --           --               --          --              623
Agreement with former CEO                  --        1,232              120          --               --
Repurchased 1,000 shares of
  common stock                            (10)     (10,571)              --          --               --
Income tax benefit related to
  stock options                            --       57,365               --          --               --
                                    ---------    ---------    -------------    --------    -------------
Balances, March 31, 2000            $     603    $ 435,663    $         (24)   $(27,707)   $        (677)
                                    =========    =========    =============    ========    =============

                                         Retained
                                         Earnings            Total
                                     (Accumulated    Stockholders'
(In thousands)                           Deficit)           Equity
--------------------------------    -------------    -------------
Balances, March 31, 1997            $     (66,399)   $     217,979
Components of comprehensive
  income:
  Net income                               85,089           85,089
  Unrealized gain on
     short-term investments                    --              181
  Translation adjustment                       --           (5,136)
                                                     -------------
     Total comprehensive income                             80,134
                                                     -------------
Issued common stock:
  2,622 shares under stock plans               --           33,024
  60 shares from conversion of
    convertible debentures                     --              716
Repurchased 1,000 shares of
  common stock                                 --          (21,346)
Income tax benefit related to
  stock options                                --            7,000
                                    -------------    -------------
Balances, March 31, 1998                   18,690          317,507
Components of comprehensive
  income:
  Net income                               50,201           50,201
   Unrealized loss on
      short-term investments --                --             (461)
  Translation adjustment                       --           (6,090)
                                                     -------------
     Total comprehensive income                             43,650
                                                     -------------
Issued common stock:
  1,447 shares under stock plans               --           19,813
  1,190 shares from conversion of
    convertible debentures                     --           14,284
Repurchased 2,875 shares of
  common stock                            (20,791)         (56,341)
Income tax benefit related to
  stock options                                --            6,200
                                    -------------    -------------
Balances, March 31, 1999                   48,100          345,113
Components of comprehensive
  income:
  Net income                              170,148          170,148
  Unrealized loss on
      short-term investments                   --           (2,069)
  Translation adjustment                       --           (6,528)

                                                     -------------
     Total comprehensive income                            161,551
                                                     -------------
Issued common stock:
  4,338 shares under stock plans               --           70,683
  100 shares of restricted stock               --               --
Amortization of unearned
  compensation                                 --              623
Agreement with former CEO                      --            1,352
Repurchased 1,000 shares of
  common stock                             (8,149)         (18,730)
Income tax benefit related to
  stock options                                --           57,365
                                    -------------    -------------
Balances, March 31, 2000            $     210,099    $     617,957
                                    =============    =============


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                          Year Ended March 31,
                                                        --------------------------------------
(In thousands)                                               2000           1999          1998
---------------------------------------------------     ---------      ---------     ---------
OPERATING ACTIVITIES:
  Net income                                            $ 170,148      $  50,201     $  85,089
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of equipment and
      leasehold improvements                               25,011         23,988        25,231
    Amortization and write-off of purchased
      product rights and capitalized software costs         7,719          6,031         1,466
    Amortization of goodwill                               17,884          6,175            --
    Write-off of equipment and leasehold improvements       3,283          1,210         1,225
    Acquired in-process research and development            4,300         27,465            --
    Deferred income taxes                                 (26,263)        (8,528)       (6,915)
    Gain on divestiture of ACT! product line              (18,285)            --            --
    Gain on divestiture of Visual Cafe product line       (68,523)            --            --
    Net change in assets and liabilities, excluding
      effects of acquisitions:
      Trade accounts receivable                            26,495         (6,487)      (22,873)
      Inventories                                            (150)        (2,997)        1,040
      Other current assets                                 (2,184)         4,386        (1,839)
      Other assets                                         (4,508)          (716)         (556)
      Accounts payable                                     (1,463)           869         5,568
      Accrued compensation and benefits                     5,931         (2,363)        5,371
      Deferred revenue                                     34,848         30,428        13,987
      Other accrued expenses                                2,858         (5,817)           31
      Income taxes payable                                (11,432)        (6,511)       17,051
      Long-term obligations                                 1,190             --            --
      Income tax benefit from stock options                57,365          6,200         7,000
                                                        ---------      ---------     ---------
Net cash provided by operating activities                 224,224        123,534       130,876
                                                        ---------      ---------     ---------

INVESTING ACTIVITIES:
  Capital expenditures                                    (28,455)       (25,141)      (26,339)
  Purchased intangibles                                    (1,138)        (4,555)         (948)
  Proceeds from divestiture of Visual Cafe product line    75,000             --            --
  Purchase of L-3 Network Security's operations           (20,090)            --            --
  Purchase of URLabs                                      (42,100)            --            --
  Payment of debt related to purchase of IBM's
    anti-virus business                                    (8,000)        (8,000)           --
  Payment for remaining minority interest in
    Quarterdeck                                           (16,394)            --            --
  Purchase of majority interest in Quarterdeck                 --        (32,857)           --
  Purchase of Intel's anti-virus business                      --        (11,889)           --
  Purchase of Binary Research Limited's operations             --        (27,500)           --
  Cash acquired in business purchases                          61            922            --
  Purchases of marketable securities                     (569,688)      (242,096)     (230,891)
  Proceeds from sales of marketable securities            286,607        313,530       174,087
  Purchases of long-term, restricted investments          (10,551)       (12,035)      (11,922)
  Proceeds from sales of long-term investments              4,270             --            --
                                                        ---------      ---------     ---------

Net cash used in investing activities                    (330,478)       (49,621)      (96,013)
                                                        ---------      ---------     ---------

FINANCING ACTIVITIES:
  Repayment of subordinated debentures                         --        (25,000)           --
  Repurchases of Company's common stock                   (18,730)       (56,341)      (21,346)
  Net proceeds from sale of common stock and other         71,314         19,352        33,108
  Principal payments on long-term obligations              (1,092)            --            --
                                                        ----------     ---------     ---------

Net cash provided by (used in) financing activities        51,492        (61,989)       11,762
                                                        ---------      ---------     ---------

Effect of exchange rate fluctuations on
  cash and cash equivalents                                (1,128)        (7,074)       (3,370)
                                                        ---------      ---------     ---------

(Decrease) increase in cash and cash equivalents          (55,890)         4,850        43,255
Beginning cash and cash equivalents                       143,863        139,013        95,758
                                                        ---------      ---------     ---------
Ending cash and cash equivalents                        $  87,973      $ 143,863     $ 139,013
                                                        =========      =========     =========

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.


SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid (net of refunds) during the year      $  66,309      $  39,923     $   6,037
Interest paid on convertible subordinated
  debentures and long-term obligations                  $      --      $   1,616     $   1,150
Conversion of subordinated debentures                   $      --      $  14,284     $      --


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business
Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. Symantec is also a leading provider of virus protection, risk management, Internet content and e-mail filtering, remote management and mobile code detection technologies to enterprises and individual customers.

Founded in 1982, we have offices in 33 countries worldwide.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions and Divestitures
During the September 1999 quarter, we acquired URLabs. During the March 2000 quarter, we acquired L-3 Network Security's operations and 20/20 Software. Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

During the March 1999 quarter, we acquired Quarterdeck. During the September 1998 quarter, we acquired Intel's anti-virus business. During the June 1998 quarter, we acquired IBM's anti-virus business and Binary Research Limited's operations. Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

We made no acquisitions during fiscal 1998.

On December 31, 1999, we divested our Visual Cafe and substantially all of our ACT! product lines. Because these divestitures were effective at the close of business on December 31, 1999, these product lines are included in the results of operations through December 31, 1999 and are included in our results of operations for fiscal 1999 and 1998. See Note 3 of Notes to Consolidated Financial Statements in this Form 10-K.

Fiscal Years
Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2000, 1999 and 1998 reflect amounts as of and for the periods ended March 31, 2000, April 2, 1999 and April 3, 1998, respectively. The fiscal accounting years ended March 31, 2000 and April 2, 1999 each comprised 52 weeks of operations and the fiscal accounting year ended April 3, 1998 comprised 53 weeks of operations.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation
The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are shown separately as a component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income.

Revenue Recognition
Under Statement of Position ("SOP") 97-2 as modified by SOP 98-4 and SOP 98-9, we recognize revenue upon:

    -   persuasive evidence of an arrangement;

    -   delivery of software to the customer;

    -   determination that there are no significant post-delivery obligations;
        and

    - collection of a fixed or determinable license fee is considered probable.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

We defer revenue relating to all distribution and reseller channel inventory in excess of defined inventory levels in these channels. We offer the right of return of our products under various policies. We estimate and maintain reserves for product returns. We recognize revenue upon shipment when no significant vendor obligations remain and collection of the receivable, net of provisions for estimated returns, is probable.

Revenues related to significant post-contract support agreements (generally product maintenance agreements) are deferred and recognized over the period of the agreements. The estimated cost for providing post-contract support (generally telephone support) is accrued at the time of the sale and is included in sales and marketing expense.

Royalty revenues are recognized as earned unless collection of such revenues is not assured. When collection is not assured, revenues are recognized as payments are received.

Cash Equivalents, Investments and Restricted Investments
Symantec considers investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents, short-term investments, long-term investments and restricted investments are classified as available-for-sale as of the balance sheet dates. These securities are reported at fair market value and any unrealized gains and losses, net of applicable tax effects, are included in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments
Symantec utilizes natural hedging to mitigate our foreign currency exposures and hedges certain residual exposures through the use of one-month foreign exchange forward contracts. We enter into foreign exchange forward contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. Gains and losses on the contracts are included in other income in the period that gains and losses on the underlying transactions are recognized and generally offset. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods.

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

Goodwill
Goodwill is recorded through acquisitions and is stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally four to five years. Reviews are regularly performed to determine whether facts or circumstances exist which indicate that the carrying values of assets are impaired. Impairment, if any, is based on the excess of the carrying amount over the fair value of the assets. No impairment has been indicated to date.

Income Taxes
Income taxes are computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

Net Income Per Share
Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares during the periods. Diluted net income per share also includes

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

the assumed conversion of all of the outstanding convertible subordinated debentures and assumed exercising of options, if dilutive in the period.

Concentrations of Credit Risk
Symantec's product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of our revenues and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of short-term and long-term investments, restricted investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. We are exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. We generally do not require collateral and maintain reserves for potential credit losses and such losses have been within management's expectations.

Legal Expenses
We accrue estimated legal expenses for lawsuits only when both of the conditions of SFAS No. 5 Accounting for Contingencies, are met. Costs for external attorney fees are accrued when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. If both of these conditions are not met, management records the related legal expenses when incurred. Amounts accrued by us are not discounted. The material assumptions used to estimate the amount of legal expenses include:

    - The monthly legal expense incurred by our external attorneys on the particular case being evaluated;
    - Communication between us and our external attorneys on the expected duration of the lawsuit and the estimated expenses during that time;
    - Our intentions regarding these lawsuits, e.g. to defend vigorously, to take to trial and the minimum amounts within the estimated range for which we would be willing to settle if settlement discussions were to occur;
    -   Deductible amounts under our insurance policies; and
    -   Past experiences with similar lawsuits.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. SFAS 133 will be effective for us at the beginning of the June 2001 quarter for both annual and interim reporting periods. We are currently evaluating the potential impact of this accounting pronouncement on our required disclosures and accounting practices.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No.
25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. In March 2000, the SEC released SAB No. 101A, which defers reporting the effects of the adoption of

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

SAB No. 101 until our first fiscal quarter of fiscal 2001. We are currently evaluating the potential impact of SAB No. 101 on our required disclosures and accounting practices.

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. All financial information has been restated to conform to this presentation.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BALANCE SHEET INFORMATION


                                                                                     March 31,
(In thousands)                                                              2000          1999
-----------------------------------------------------------------      ---------     ---------
Cash, cash equivalents and short-term investments:
  Cash                                                                 $  60,103     $  41,031
  Cash equivalents                                                        27,870       102,832
  Short-term investments                                                 343,577        48,892
                                                                       ---------     ---------
                                                                       $ 431,550     $ 192,755
                                                                       =========     =========
Trade accounts receivable:
  Receivables                                                          $  53,710     $  81,332
  Less: allowance for doubtful accounts                                   (6,444)       (4,946)
                                                                       ---------     ---------
                                                                       $  47,266     $  76,386
                                                                       =========     =========
Inventories:
  Raw materials                                                        $   2,483     $   1,887
  Finished goods                                                           3,192         4,490
                                                                       ---------     ---------
                                                                       $   5,675     $   6,377
                                                                       =========     =========
Equipment and leasehold improvements:
  Computer hardware and software                                       $ 142,290     $ 134,745
  Office furniture and equipment                                          39,330        33,705
  Leasehold improvements                                                  19,585        22,516
                                                                       ---------     ---------
                                                                         201,205       190,966
  Less: accumulated depreciation and amortization                       (149,300)     (138,079)
                                                                       ---------     ---------
                                                                       $  51,905     $  52,887
                                                                       =========     =========
Purchased product rights and capitalized software:
  Purchased product rights and technologies                            $  54,592     $  47,181
  Capitalized software development costs                                   2,397         2,377
  Less: accumulated amortization of purchased product
    rights and technologies                                              (20,522)      (11,112)
  Less: accumulated amortization of capitalized
    software development costs                                            (2,397)       (2,237)
                                                                       ---------     ---------
                                                                       $  34,070     $  36,209
                                                                       =========     =========
Goodwill:
  Goodwill                                                             $ 107,032     $  81,400
  Less:  accumulated amortization                                        (24,060)       (6,176)
                                                                       ---------     ---------
                                                                       $  82,972     $  75,224
                                                                       =========     =========

Accumulated other comprehensive loss:
  Unrealized loss on available-for-sale investments                    $  (2,373)    $    (304)
  Cumulative translation adjustment                                      (25,334)      (18,806)
                                                                       ---------     ---------
                                                                       $ (27,707)    $ (19,110)
                                                                       =========     =========


NOTE 2.  INCOME STATEMENT INFORMATION


                                                                          Year Ended March 31,
                                                        --------------------------------------
 (In thousands)                                              2000           1999          1998
 --------------------------------------------           ---------      ---------     ---------
Technical support costs included in sales
   and marketing                                        $  32,427      $  34,219     $  38,582

Advertising expense                                     $  43,630      $  50,779     $  46,814


Technical support costs included in sales and marketing relate to the estimated cost of providing post-contract support (generally telephone support) that is accrued at the time of product sale. Advertising expenditures are charged to operations as incurred.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.  ACQUISITIONS AND DIVESTITURES

Acquisition of 20/20 Software

On March 31, 2000, we purchased 100% of the outstanding common stock of 20/20 Software ("20/20") for up to $16.5 million. The terms of the agreement require two guaranteed payments totaling approximately $7.5 million plus contingent payments based on targeted future sales of certain of our products. The contingency period will be from July 1, 2000 to June 30, 2001. The maximum contingency payment per the agreement is $9.0 million. The transaction was accounted for as a purchase. In connection with the transaction, we recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $0.9 million in related income tax liabilities. As we pay additional amounts over the contingency period, we will record additional goodwill equal to these payments. The goodwill and acquired product rights will be amortized over a 5-year period.

Acquisition of L-3 Network Security

On March 9, 2000, we acquired the operations of L-3 Network Security ("L-3") for a one-time cash payment of approximately $20.1 million. The transaction was accounted for as a purchase. In connection with the transaction, we recorded approximately $3.1 million for acquired in-process research and development, $12.4 million for goodwill, $3.4 million for acquired product rights and $1.2 million for other tangible and intangible assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The goodwill and other intangibles are being amortized over a 5-year period.

Acquisition of URLabs

On July 21, 1999, we purchased 100% of the outstanding common stock of URLabs for a one-time cash payment of approximately $42.1 million. The transaction was accounted for as a purchase. In connection with the transaction, we recorded approximately $1.2 million for acquired in-process research and development, $37.0 million for goodwill, $5.0 million for acquired product rights and $1.6 million for other intangible assets, offset by approximately $2.7 million in related income tax liabilities. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The goodwill and other intangibles are being amortized over a 5-year period.

The following table outlines the values of the above referenced fiscal 2000 acquisitions' net tangible and intangible assets:



                                          Allocated Purchase Price Components (in thousands)
              --------------------------------------------------------------------------------------------------------

                          Acquired     Acquired                                             Income               Other
              Purchase  In-Process      Product                           Other                Tax              Assets
                 Price         R&D       Rights      Goodwill       Intangibles        Liabilities            Acquired
              --------------------------------------------------------------------------------------------------------
 URLabs        $42,700      $1,200      $ 5,000      $37,000      $       1,610      $      (2,710)      $         600
 L-3            20,240       3,100        3,400       12,396              1,060                 --                 284
 20/20           7,538          --        2,250        6,111                 --               (900)                 77
               -------      ------      -------      -------      -------------      -------------       -------------

    Total      $70,478      $4,300      $10,650      $55,507      $       2,670      $      (3,610)      $         961
               =======      ======      =======      =======      =============      =============       =============

The consolidated financial statements reflect the preliminary allocations of the purchase price for these fiscal 2000 acquisitions. The allocation has not been finalized due to certain pre-acquisition contingencies identified. Accordingly, in fiscal 2001 the allocation of purchase price and its components may change, as these contingencies are resolved.

Acquisition of Quarterdeck

On October 15, 1998, we signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, we completed our tender offer for the common stock of Quarterdeck acquiring an approximately 63% interest. On March 29, 1999, we acquired Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $8.3 million of acquired in-process research and

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

development, $8.5 million of acquired product rights, $65.9 million of goodwill and $2.7 million of other intangibles. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The amounts related to workforce in place are being amortized over 2 years. The acquired product rights, goodwill and other intangibles are being amortized over a 5-year period. During fiscal 2000, we resolved certain pre-acquisition contingencies, and as a result, we made final purchase price allocations and reduced the purchase price and the amount allocated to goodwill by approximately $1.7 million. In addition, we reclassified the amount initially allocated to goodwill by $26 million due to a change in the characterization of the purchase for tax purposes. As a result of this change, goodwill was reduced and deferred tax assets were increased by $26 million. In addition, Quarterdeck had issued $25 million of 6% convertible senior subordinated notes, due in 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes were paid in full without any premium on March 30, 1999.

Acquisition of Intel's anti-virus business

On September 28, 1998, we entered into an agreement whereby we purchased Intel Corporation's anti-virus business for approximately $16.5 million. We also licensed Intel's systems management technology. Intel promoted Norton AntiVirus through its worldwide reseller channels. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $5.0 million for acquired in-process research and development, $10.7 million for acquired product rights and $0.8 million for certain intangible assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The acquired product rights and intangibles are being amortized over a 5-year period. During fiscal 2000, we resolved certain pre-acquisition contingencies and as a result, we made final purchase price allocations and reduced the purchase price and the amount allocated to acquired product rights by approximately $0.9 million.

Acquisition of Binary operations

On June 24, 1998, we purchased the operations of Binary, an Auckland, New Zealand-based company, for approximately $27.9 million. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $7.1 million for acquired in-process research and development and $16.9 million for acquired product rights, with the remaining $3.8 million of the purchase price allocated to goodwill and net tangible and intangible assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The acquired product rights, goodwill and intangibles are being amortized over a 4-year period. During fiscal 2000, we resolved certain pre-acquisition contingencies and as a result, we made final purchase price allocations and reduced the purchase price and the amount allocated to goodwill by $2.3 million.

Acquisition of IBM's anti-virus business

Effective May 18, 1998, we entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, we assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights we acquired from IBM, we agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received by us from distribution of immune-enabled Symantec products and immune services provided by us using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. We also entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. As of March 31, 2000, we paid the entire $16 million to IBM. In addition, we assumed liabilities of $3.0 million and incurred additional expenses of approximately $1.0 million as part of the transaction. Under the transaction, we recorded approximately $7.1 million for acquired in-process research and development, $11.9 million for goodwill and $1.2 million for certain prepaid research and development and other assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. Goodwill will be amortized over 5 years.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table outlines the value of the above referenced fiscal 1999 acquisitions' net tangible and intangible assets, adjusted for final purchase price allocations, as certain pre-acquisition contingencies that existed upon acquisition have been resolved:


                                             Allocated Purchase Price Components (in thousands)
                 -----------------------------------------------------------------------------------------------------
                              Acquired     Acquired                                                           Deferred
                 Purchase   In-Process      Product                            Other         Prepaid               Tax
                    Price          R&D       Rights        Goodwill      Intangibles             R&D             Asset
                 -----------------------------------------------------------------------------------------------------
IBM              $ 20,250      $ 7,100      $    --      $   11,850      $       100      $     1,200      $        --
Binary             25,571        7,100       16,900           1,451              120               --               --
Intel              15,625        5,017        9,797              --              811               --               --
Quarterdeck        83,732        8,300        8,480          38,223            2,729               --           26,000
                 --------      -------      -------      ----------      -----------      -----------      -----------

    Total        $145,178      $27,517      $35,177      $   51,524      $     3,760      $     1,200      $    26,000
                 ========      =======      =======      ==========      ===========      ===========      ===========

We made no acquisitions during fiscal 1998.

PRO FORMA
The following unaudited pro forma results of operations for fiscal 2000 and 1999 are as if the acquisitions of Binary, Quarterdeck, URLabs, L-3 and 20/20 had occurred at the beginning of fiscal 1999. The pro forma information excludes approximately $19.7 million of acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 1999 or of future operating results. Financial information for IBM's and Intel's anti-virus businesses were not available and as such have not been included in this pro forma information.


                                                                          Year Ended March 31,
                                                                       -----------------------
(In thousands, except per share data; unaudited)                            2000          1999
------------------------------------------------                       ---------     ---------

Net revenues                                                           $ 748,930     $ 619,947
                                                                       =========     =========

Net income                                                             $ 158,586     $  22,494
                                                                       =========     =========

Basic net income per share                                             $    2.74     $    0.40
                                                                       =========     =========

Diluted net income per share                                           $    2.55     $    0.38
                                                                       =========     =========

Divestiture of the Visual Cafe and ACT! product lines

On December 31, 1999, we entered into an Asset Purchase Agreement, whereby we sold the principal assets and liabilities of the Visual Cafe product line to WebGain, Inc. ("WebGain"). The assets primarily consisted of fixed assets and intangible assets. The liabilities related to certain revenue deferrals recorded on our balance sheet as of December 31, 1999. In exchange for the assets and liabilities sold, we received $75.0 million in a lump-sum cash payment on December 31, 1999. We wrote-off or transferred approximately $4.7 million of capitalized software, fixed assets and inventory related to the Visual Cafe product line. In addition, we accrued approximately $1.4 million in transaction costs and $0.4 million in retention packages for the affected employees. As a result, we recorded a pre-tax gain of approximately $68.5 million on the divestiture, which is recorded in income, net of expenses, from sale of technologies and product lines on the Consolidated Statements of Income.

On December 31, 1999, we entered into an exclusive Software License Agreement ("License") and licensed, on an exclusive basis, to Interact Commerce Corporation, previously SalesLogix ("Interact"), substantially all of the ACT! product line technology for a period of four years. In addition, the inventory and fixed assets related to the ACT! product line were sold to Interact. In consideration for the license and assets, Interact transferred to us 623,247 shares of its unregistered common stock. These shares were valued at approximately $20.0 million as of December 6, 1999, the date the License was signed and the date the number of shares were determined. In addition to these

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


shares received, we will receive quarterly royalty payments for four years, and the first payment of $5.0 million was due and payable on March 31, 2000. The payment was subsequently received in the June 2000 quarter. Interact will pay these royalties based on a formula set forth in the License, up to an aggregate maximum of $57.0 million, which will be recorded in income, net of expenses, from sale of technologies and product lines on the Consolidated Statements of Income.

Because the royalties from Interact are not guaranteed and the quarterly amounts to be received were not determinable at December 31, 1999, we will recognize the royalties as earned. At the end of the four-year period, Interact has the exclusive option, for a period of 30 days, to purchase the licensed technology from us for $60.0 million less all royalties paid to us to date. As a result of the License, we recognized approximately $20.0 million from the shares received and wrote-off or transferred to Interact $0.4 million of inventory and fixed assets attributed to the ACT! product line. In addition, we accrued approximately $1.3 million for transaction related costs. After recognizing these above amounts, we recorded a pre-tax gain of approximately $18.3 million, which is recorded in income, net of expenses, from sale of technologies and product lines on the Consolidated Statements of Income.

Transition Fees
In accordance with individual transition agreements, WebGain and Interact will pay us a fee for invoicing, collecting receivables, shipping and other operational and support activities, until such time as they have the ability to take over these activities. As of March 31, 2000, we billed them for a total amount of approximately $4.0 million. Approximately $3.1 million of these fees were reimbursement of incremental costs incurred during the transition period to provide these services, which we would otherwise not have incurred, and as such, we have offset our operating expenses by this amount and have recorded the remaining amount of $0.9 million in income, net of expenses, from sale of technologies and product lines.

Divestiture of Network Administration
In March 1997, we sold our network administration technologies and related tangible assets to the Hewlett-Packard Company ("HP"), resulting in the receipt of approximately $1 million of income, net of expenses, from sale of technologies and product lines and a $2 million research and development reimbursement in fiscal 1997. Additionally, a two-year quarterly royalty payment stream, not to exceed a present value of $27 million as of March 1997, commenced in fiscal 1998, which was solely contingent on future sales of certain HP products. Royalty payments from HP ended during the December 1998 quarter. Due to the uncertainty regarding the amounts upon which these royalties would have been determined, we recognized these amounts as they were received from HP. We recognized income, net of expenses, from sale of technologies and product lines of approximately $7 million and $22 million from HP during fiscal 1999 and 1998, respectively.

In connection with the sale to HP during fiscal 1997, we wrote-off approximately $7 million of unamortized software development costs and less than $1 million of unamortized purchased product rights, as well as incurred approximately $2 million of legal, accounting and other costs associated with the transaction.

Divestiture of Electronic Forms
During September 1996, we sold our electronic forms software product line and related tangible assets to JetForm Corporation ("JetForm") for approximately $100 million, payable over four years in quarterly installments through the June 2000 quarter. During February 1998, the purchase agreement was amended to accelerate certain quarterly payments during the remaining payment term in exchange for a reduction in the total sale price to approximately $93 million. During June 1998, the purchase agreement was amended once again to modify certain payments, however, the total sales price remained at $93 million. JetForm has the option to tender payment in either cash or in registered JetForm common stock, within a contractually defined quantity threshold. Due to the uncertainty regarding the ultimate collectibility of these installments, we are recognizing the related amounts as payments are due and collectibility is assured from JetForm. We recognized income, net of expenses, from sale of technologies and product lines of approximately $15 million, $34 million and $24 million from JetForm during fiscal 2000, 1999 and 1998, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



The components of income, net of expenses, from sale of technologies and product lines are as follows:


                                                            Year Ended March 31,
                                          --------------------------------------
(In thousands)                                   2000          1999         1998
-------------------------------           -----------   -----------    ---------
Gain on divestiture of:
        Visual Cafe product line          $    68,523   $        --    $      --
        ACT! product line                      18,285            --           --
Royalties from Interact                         5,000            --           --
Transition fees                                   894            --           --
Payments from HP and JetForm                   14,656        41,155       45,421
                                          -----------   -----------    ---------
Income, net of expense, from sale of
  technologies and product lines          $   107,358   $    41,155    $  45,421
                                          ===========   ===========    =========


NOTE 4.  PURCHASED PRODUCT RIGHTS AND CAPITALIZED SOFTWARE

During fiscal 2000, we recorded approximately $11 million of acquired product rights, primarily related to our acquisitions of URLabs, L-3 and 20/20. During fiscal 1999, we recorded approximately $35 million of acquired product rights, primarily related to our acquisitions of Binary, Intel's anti-virus business and Quarterdeck. See Note 3 of Notes to Consolidated Financial Statements.

Amortization of purchased product rights and capitalized software expense totaled approximately $10 million, $6 million and $1 million in fiscal 2000, 1999 and 1998, respectively, and is recorded in cost of revenues. The amortization will occur over the next 3 to 5 years. See Note 3 of Notes to Consolidated Financial Statements.

NOTE 5.  CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Available-For-Sale Investments and Trading Investments
All cash equivalents, short-term investments, long-term investments and restricted investments have been classified as available-for-sale securities, except for our trading securities. During fiscal 2000, we maintained a trading asset portfolio to generate returns that offset changes in certain liabilities related to deferred compensation arrangements. The trading assets consist of marketable equity securities and, have a fair value of approximately $0.8 million and $0.5 million as of March 31, 2000 and 1999, respectively. These trading assets have been included in the available-for-sale tabular disclosure, due to their immaterial amounts.

The estimated fair value of the cash equivalents, short-term investments and long-term investments consisted of the following:


                                                                                     March 31,
                                                                       ----------------------

Cash equivalents, short and long-term investments (in thousands)            2000          1999
----------------------------------------------------------------       ---------     ---------
Money market funds                                                     $   8,929     $  19,891
Corporate securities                                                     324,834        53,839
Bank securities and deposits                                               4,790        60,322
Taxable auction rate securities                                           16,027        10,010
US government and government-sponsored securities                             --        11,932
Equity securities                                                         16,867            --
                                                                       ---------     ---------
    Total available-for-sale and trading investments                   $ 371,447     $ 155,994
                                                                       =========     =========

The estimated fair value of available-for-sale and trading investments by contractual maturity as of March 31, 2000 is as follows:


Cash equivalents, short and long-term investments (in thousands)
----------------------------------------------------------------
Due in one year or less                                                $ 354,580
No maturity (equity securities)                                           16,867
                                                                       ---------
                                                                       $ 371,447
                                                                       =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Except for equity securities, fair values of cash equivalents, short-term investments, long-term investments and trading assets approximate cost primarily due to the short-term maturities of the investments and the absence of changes in security credit ratings. Equity securities consist of 623,247 unregistered shares of Interact Commerce Corporation, a publicly traded company, with an unrealized loss of approximately $3 million as of March 31, 2000. Since April 2000, many high-technology stocks experienced a significant decrease in value, including these shares. As of June 16, 2000, the value of these shares was approximately $7.6 million, reflecting an additional unrealized loss of $9.3 million subsequent to March 31, 2000. These shares are not registered, and therefore, are subject to restrictions upon sale. However, we do have the ability, at our option, to register and sell these shares within twelve months following March 31, 2000.

As of March 31, 2000 and 1999, the estimated fair value of our restricted investments were $82 million and $71 million, respectively, and consisted of US government and government-sponsored securities. The restricted marketable securities have a contractual maturity of less than one year.

Our available-for-sale restricted investments relate to certain collateral requirements for lease agreements associated with our corporate facilities in Cupertino, California. Fair values of the restricted investments approximate cost due to the short-term maturities of the investments and the absence of changes in security credit ratings.

Unrealized losses on all available-for-sale securities are reported as a component of stockholders' equity, net of tax effect, of approximately $2.4 million and $0.3 million as of March 31, 2000 and 1999, respectively.

During the period covered by the consolidated financial statements, we did not use any derivative instrument for trading purposes. We utilize some natural hedging to mitigate our foreign currency exposures and we hedge certain residual exposures through the use of one-month foreign exchange forward contracts. We enter into foreign exchange forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain balance sheet positions. The fair value of foreign exchange forward contracts is based on quoted market prices. At March 31, 2000, outstanding forward exchange contracts had a notional amount of approximately $163 million, all of which mature in 35 days or less. The net liability of forward contracts was a notional amount of approximately $43 million at March 31, 2000. The fair value of foreign currency exchange forward contracts approximates cost due to the short maturity periods. We do not hedge our translation risk.


NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

On April 2, 1993, we issued convertible subordinated debentures totaling $25 million. The debentures bore interest at 7.75% payable semiannually and were convertible into Symantec common stock at $12 per share at the option of the investor. The debentures were due in three equal annual installments beginning in 1999 and were redeemable at the option of the investors in the event of a change in control of Symantec or the sale of all or substantially all of its assets. At our option, we could redeem the notes at any time with 30 to 60 days notice; however, we would have incurred a prepayment penalty for early redemption. The holders were entitled to certain registration rights relating to the shares of common stock resulting from the conversion of the debentures. In fiscal 1996 and 1998, convertible subordinated debentures totaling approximately $11 million were converted into Symantec common stock. During February 1999, the entire remaining $14 million principal amount of our convertible subordinated debentures were converted into approximately 1.2 million shares of Symantec common stock. The conversion to shares of common stock was exempt from registration under the Securities Act of 1933.

Our acquired subsidiary, Quarterdeck, had issued 6% convertible senior subordinated notes totaling $25 million, due in 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. These Notes were paid in full on March 30, 1999.

NOTE 7.  LINE OF CREDIT

We have a $10 million bank line of credit, which expires in May 2001. The line of credit was renewed and amended in May 2000, to minimize the potential violation of certain financial covenants due to future acquisitions. The amendment permits future acquisitions of less than $75 million in cash, annually. The line of credit is available for general corporate purposes and bears interest at either the banks' reference (prime) interest rate (9.00% at March 31, 2000); the U.S. offshore rate (6.29% at March 31, 2000) plus 1.25%; a CD rate (6.23% at March 31, 2000), plus 1.25%; or LIBOR (6.29% at March 31,
2000) plus 1.25%, at our discretion. As of March 31, 2000, we are in

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

compliance with all covenants under this credit agreement and there were no borrowings and less than $1 million in standby letters of credit outstanding under this line. Future acquisitions or payment of dividends by us may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit was canceled or amounts were not available under the line, there would not be a material adverse impact on our financial results, liquidity or capital resources.


NOTE 8.  COMMITMENTS

We lease all of our facilities and certain equipment under operating leases that expire at various dates through 2026. We currently sublease some space under various operating leases that will expire at various dates through 2004.

The future fiscal year minimum operating lease commitments were as follows at March 31, 2000:


(In thousands)
-------------------------------
2001                                                                                 $  14,462
2002                                                                                    11,131
2003                                                                                     9,222
2004                                                                                     8,155
2005                                                                                     6,732
Thereafter                                                                              26,703
                                                                                     ---------
Operating lease commitments                                                             76,405
Sublease income                                                                        (12,420)
                                                                                     ---------
Net operating lease commitments                                                      $  63,985
                                                                                     =========


Rent expense charged to operations totaled approximately $16 million, $15 million and $14 million for the years ended March 31, 2000, 1999 and 1998, respectively.

In fiscal 1997, we entered into lease agreements for two existing office buildings, City Center One ("CC1") and World Headquarters ("WHQ"), land and one office building under construction in Cupertino, California, City Center Five ("CC5"). In fiscal 1999, the landlord exchanged CC5 for another building, City Center Two ("CC2") in Cupertino, California and committed to sell WHQ. In fiscal 2000, we completed the appropriate leasehold improvements to CC2, and vacated WHQ. As we have moved into CC2, we were relieved of the lease liability associated with WHQ. Lease payments are based on the three-month LIBOR in effect at the beginning of each fiscal quarter. We have the right to acquire the related properties at any time during the seven-year lease period. If, at the end of the lease term we do not renew the lease, purchase the property under lease or arrange a third party purchase, then we will be obligated to the lessor for a guaranteed residual amount equal to a specified percentage of the lessor's purchase price of the property. We will also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount. The guaranteed residual payment on the lease agreements for the two office buildings totals approximately $68 million. As security against these guaranteed residual payments, we are required to maintain a corresponding investment in U.S. Treasury securities with maturities not to exceed three years. We are restricted in our use of these investments per the terms of the lease agreement. At March 31, 2000, the investments total approximately $82 million and are classified as non-current restricted investments within the financial statements. In accordance with the lease terms, these funds are not available to meet operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

We currently occupy a portion of these office buildings and have assumed the right to sub-lease income provided by the other tenants. The sub-lease agreements have terms expiring in February 2001 through October 2004.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9.  INCOME TAXES

The components of the provision for income taxes were as follows:


                                                                          Year Ended March 31,
                                                        --------------------------------------
(In thousands)                                               2000           1999          1998
------------------                                      ---------      ---------     ---------
 Current:
      Federal                                           $  51,193      $  11,649     $  13,615
      State                                                16,600          5,335         4,879
      International                                        27,995         22,226        15,368
                                                        ---------      ---------     ---------
                                                           95,788         39,210        33,862
Deferred:
      Federal                                              (5,735)        (1,949)       (5,788)
      State                                                (1,957)          (597)       (2,247)
      International                                          (953)        (3,692)        1,181
                                                        ---------      ----------    ---------
                                                           (8,645)        (6,238)       (6,854)
                                                        ---------      ---------     ---------
                                                        $  87,143      $  32,972     $  27,008
                                                        =========      =========     =========

The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes was as follows:


                                                                                Year Ended March 31,
                                                            ----------------------------------------
                                                                2000            1999            1998
                                                            --------        --------        --------
Federal statutory rate                                          35.0%           35.0%           35.0%
State taxes, net of federal benefit                              3.0             3.5             1.5
Acquired in-process research and development charges
   with no tax benefit                                            --             7.1              --
Non-deductible goodwill amortization                             2.1              --              --
Impact of international operations                              (5.6)           (3.9)           (4.0)
Benefit of pre-acquisition losses of acquired entities            --              --           (10.1)
Other, net                                                      (0.6)           (2.1)            1.7
                                                            --------        --------        --------
                                                                33.9%           39.6%           24.1%
                                                            ========        ========        ========

The principal components of deferred tax assets were as follows:


                                                                       March 31,
                                                        ------------------------
(In thousands)                                               2000           1999
-----------------------------------------------         ---------      ---------
Tax credit carryforwards                                $   3,891      $     232
Net operating loss carryforwards of acquired companies     18,949          2,927
Inventory valuation accounts                                1,756          3,057
Other reserves and accruals not
  currently tax deductible                                  6,749         10,943
Accrued compensation and benefits                           3,751          3,722
Deferred revenue                                            4,864          6,019
Sales incentive programs                                    5,768          5,195
Reserve for returns and allowances                         15,806          9,536
Acquired in-process research and development expenses
  and other intangible assets                               7,535          9,135
Unrealized loss on available-for-sale investments           2,224             --
Other                                                       7,723          7,854
                                                        ---------      ---------
                                                           79,016         58,620
Valuation allowance                                            --        (30,465)
                                                        ---------      ---------
                                                        $  79,016      $  28,155
                                                        =========      =========

Realization of a significant portion of the $79 million of net deferred tax asset is dependent upon our ability to generate sufficient future U.S. taxable income. We believe that it is more likely than not that the asset will be

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

realized based on historical and forecasted U.S. earnings, and accordingly, the valuation allowance has been reduced to zero as of March 31, 2000. The change in the valuation allowance for the years ended March 31, 2000, 1999 and 1998 was a net decrease of approximately $30 million, a net increase of $5 million, and a net decrease of $15 million, respectively. Of the $30 million decrease in the valuation allowance during the year ended March 31, 2000, approximately $21 million was attributable to previously unbenefitted stock option deductions, the benefit of which was credited to stockholders' equity.

In the December 2000 quarter, we made a decision to forego a Section 338 election in connection with our acquisition of Quarterdeck. Accordingly, a $26 million deferred tax asset was established for the tax carryforward attributes of Quarterdeck. The offsetting adjustment reduced goodwill. (See Note 3 of Notes to Consolidated Financial Statements.) Additionally, we eliminated the accounting for $6 million of deferred tax assets and valuation allowance related to the acquired technology of Quarterdeck.

As of March 31, 2000, we have tax credit carryforwards of approximately $4 million that expire in fiscal 2003 through 2005. In addition, we have net operating loss carryforwards, attributable primarily to Quarterdeck, of approximately $46 million that expire in fiscal 2011 through 2019. Because of the "change in ownership" provisions of the Internal Revenue Code of 1986, the net operating loss carryforwards of Quarterdeck are subject to an annual limitation of approximately $2 million regarding their utilization against taxable income in future periods.

Pretax income from international operations was approximately $117 million, $64 million and $65 million for the years ended March 31, 2000, 1999 and 1998, respectively.

No provision has been made for federal or state income taxes on unremitted earnings of certain of our foreign subsidiaries (cumulative $195 million at March 31, 2000) since we plan to indefinitely reinvest all such earnings. At March 31, 2000, the unrecognized deferred tax liability for these earnings was approximately $50 million.


NOTE 10.  EMPLOYEE BENEFITS

401(k) Plan
We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 15% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 100% of the first $500 of employees' contributions and then 50% of the employee's contribution up to 6% of the employees' eligible compensation. Our contributions under the plan were approximately $2 million for each of the years ended March 31, 2000, 1999 and 1998.

Employee Stock Purchase Plans
In October 1989, we established the 1989 Employee Stock Purchase Plan ("89 Plan") and reserved a total of approximately 3.4 million shares of common stock for issuance under this plan. Subject to certain limitations, our employees may purchase, through payroll deductions of 2% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 2000, approximately 3.1 million shares had been issued and 0.3 million shares remain available under the 89 Plan.

On September 17, 1998, our stockholders approved the 1998 Employee Stock Purchase Plan ("98 Plan"). The 98 Plan was subsequently amended by our stockholders on September 15, 1999, increasing the shares available for issuance from approximately 0.5 million to 1.3 million and to increase the limit on such shares by 1% of our outstanding shares of Common Stock on each subsequent January 1 during the term of the 98 Plan. On January 1, 2000, the number of shares available for issuance automatically increased by approximately 0.6 million shares to 1.9 million shares. As of March 31, 2000, approximately 0.1 million shares had been issued and 1.8 million shares remain available under the 98 Plan.

Stock Award Plans
During fiscal 1996, we registered 0.4 million shares to be issued under the terms of the 1994 Patent Incentive Plan. The purpose of this plan is to increase awareness of the importance of patents to our business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to us. Our executive officers are not eligible for awards under the 1994 Patent Incentive Plan. As of March 31, 2000, a total of approximately 26,000 shares had been issued under this plan.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In March 1998, the Board of Directors approved the terms of the 1998 Star Award Bonus Plan, under which we may grant up to 5,000 shares of common stock to employees who perform exceptionally in a given quarter. Directors and executive officers are not eligible to receive awards under this plan. Stock awards under this plan are recorded as compensation expense at the time of issuance. The Board of Directors reserved 20,000 shares of common stock for issuance under this plan. As of March 31, 2000, a total of 1,300 shares had been issued under this plan.

Stock Option Plans
We maintain stock option plans pursuant to which an aggregate total of approximately 26.3 million shares of common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to us (or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine). The purpose of these plans are to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant, the options have a maximum term of ten years and generally vest over a four-year period.

On May 14, 1996, Symantec stockholders approved the 1996 Equity Incentive Plan and a total of approximately 6.7 million shares of common stock had been reserved for issuance under this plan. On September 17, 1998, stockholders approved an amendment to increase the number of shares reserved for issuance by approximately 2.3 million to 9.0 million shares. On September 15, 1999, stockholders approved an additional amendment to increase the number of shares reserved for issuance by approximately 3.2 million to 12.2 million shares. As of March 31, 2000 a total of 8.4 million shares had been issued and are outstanding under this plan.

Stock option activity was as follows:

                                                                                      Weighted
                                                                                       Average
                                                                                      Exercise
                                                                          Number     Price Per
(In thousands, except weighted average exercise price per share)       of Shares        Shares
----------------------------------------------------------------       ---------     ---------

  Outstanding at March 31, 1997                                            9,042     $   13.61
  Granted                                                                  3,857         22.74
  Exercised                                                               (2,158)        12.73
  Canceled                                                                (1,413)        15.29
                                                                       ---------

  Outstanding at March 31, 1998                                            9,328         17.32
  Granted                                                                  3,331         20.18
  Exercised                                                                 (991)        13.40
  Canceled                                                                (1,140)        19.28
                                                                       ---------

  Outstanding at March 31, 1999                                           10,528         18.37
  Granted                                                                  5,181         44.93
  Exercised                                                               (3,937)        16.03
  Canceled                                                                (1,753)        20.46
                                                                       ---------

  Outstanding at March 31, 2000                                           10,019     $   32.67
                                                                       =========


Stock option balances are as follows:

(In thousands)                                                                       March 31,
---------------------------                                            -----------------------
                                                                            2000          1999
                                                                       ---------     ---------
  Authorized and/or outstanding                                           11,512        11,707
  Available for future grants                                              1,493         1,179
  Exercisable and vested                                                   2,446         3,965

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following tables summarize information about options outstanding at March 31, 2000:



                                                                Outstanding options              Exercisable options
                                      ---------------------------------------------     ----------------------------
                                                          Weighted
                                                           average         Weighted                         Weighted
                                        Number of      contractual          average       Number of          average
                                       shares (in             life         exercise      shares (in         exercise
Range of Exercise Prices               thousands)       (in years)            price      thousands)            price
------------------------------        ----------     -------------     ------------     -----------      -----------
$    4.15 - $  11.00                          268             5.58     $      10.54             224      $     10.63
    11.06 -    18.06                        2,681             7.67            14.11             959            14.40
    18.19 -    26.94                        3,196             7.98            22.74           1,165            22.91
    27.00 -    40.00                        1,022             8.93            31.16              96            30.80
    43.31 -    75.75                        2,592             9.76            62.36               2            47.75
    76.56 -    80.81                          260             9.94            78.72              --               --
                                      -----------                                       -----------
                                           10,019             8.44     $      32.67           2,446      $     18.78
                                      ===========                                       ===========

These options will expire if not exercised by specific dates ranging from April 2000 to March 2010. Prices for options exercised during the three-year period ended March 31, 2000 ranged from $3.14 to $39.13.

In 1999, we issued 100,000 restricted shares to our CEO for a purchase price of par ($0.01 per share), vesting 50% at each anniversary date beginning April 14, 2000. Unearned compensation equivalent to the market value of the common stock on the date of grant, less par, was charged to stockholders' equity and is being amortized into compensation expense over the vesting term. At March 31, 2000, there were 100,000 restricted shares outstanding with none vested.

We elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our financial statements.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options (including shares issued under the Employee Stock Purchase Plans, collectively called "options") granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 2000, 1999 and 1998 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:


                                        Employee Stock Options   Employee Stock Purchase Plans
                                ------------------------------  ------------------------------
                                    2000       1999       1998      2000       1999       1998
                                --------   --------   --------  --------   --------   --------
Expected life (years)               4.99       5.27       4.84      0.50       0.50       0.50
Expected volatility                 0.65       0.66       0.61      0.68       0.79       0.55
Risk free interest rate             6.5%       5.1%       5.4%      5.2%       4.8%       5.2%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options.

The weighted average estimated fair values of employee stock options for fiscal 2000, 1999 and 1998 were $27.24, $12.56 and $13.44 per share, respectively. The weighted average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plans during fiscal 2000, 1999 and 1998 were $20.05, $10.47 and $14.71, respectively.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for employee stock options) and the six-month purchase period (for stock purchases under the Employee Stock Purchase Plans). Our pro forma information is as follows:


                                                                                               Year Ended March 31,
                                                             ------------------------------------------------------
(In thousands, except per share data)                                 2000                 1999                1998
-------------------------------------------                  -------------        -------------       -------------
Net income - Basic - Pro forma                               $     137,829        $      25,100       $      68,601
Net income - Diluted - Pro forma                                   137,829               25,727              69,293
Net income per share - Basic - Pro forma                              2.49                 0.47                1.29
Net income per share - Diluted - Pro forma                            2.31                 0.45                1.19


The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect is not fully reflected until the beginning of fiscal 2000.


NOTE 11.  COMMON STOCK REPURCHASES

On April 29, 1997, the Board of Directors of Symantec (the "Board"), authorized the repurchase of up to 1.0 million shares of Symantec common stock by June 13, 1997. As of June 13, 1997, we completed the repurchase of 0.5 million shares at prices ranging from $16.57 to $17.00 per share. Authorization to repurchase the remaining 0.5 million shares expired as of March 31, 1998.

On November 24, 1997, the Board authorized the repurchase of up to 0.5 million shares of Symantec common stock. As of December 4, 1997, we completed the repurchase of 0.5 million shares at prices ranging from $25.25 to $26.81 per share.

On June 9, 1998, the Board authorized the repurchase of up to 5% of our outstanding common stock before December 31, 1998. We completed the repurchase as of October 30, 1998, repurchasing a total of approximately 2.9 million shares at prices ranging from $13.10 to $27.21, for an aggregate amount of approximately $56 million.

On March 22, 1999, the Board authorized the repurchase of up to $75 million of Symantec common stock with no expiration date. As of March 31, 2000, we have repurchased 1.0 million shares at prices ranging from $17.90 to $19.87, for an aggregate amount of approximately $19 million.

NOTE 12.  RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consist of the following:

                                                                          Year Ended March 31,
                                                        --------------------------------------
(In thousands)                                               2000           1999          1998
---------------------------------                       ---------      ---------     ---------
Employee severance and outplacement                     $   8,065      $   3,800     $      --
Excess facilities and equipment                               953          1,305            --
                                                        ---------      ---------     ---------

Total restructuring and other expenses                  $   9,018      $   5,105     $      --
                                                        =========      =========     =========


During the March 2000 quarter, we reduced our operations in our Melville and Toronto sites, thereby reducing our workforce by 96 employees. Each of these employees received a separation package. As a result, we vacated the facility in Melville and we are reducing the space occupied in Toronto. We recorded approximately $3.4 million for employee severance, outplacement and abandonment of certain facilities and equipment during the March 2000 quarter. In addition, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures during the March 2000 quarter.

During the December 1999 quarter, we reduced our Internet Tools business unit's workforce and reduced our Sales workforce. There were 48 employees in the Internet Tools business unit affected, resulting in approximately $1.8 million of severance, related benefits and outplacement services being accrued during the

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


December 1999 quarter. The Sales workforce reduction affected 10 employees, resulting in approximately $0.4 million of severance, related benefits and outplacement services being accrued in the December 1999 quarter.

During the September 1999 quarter, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures. We also accrued approximately $2.7 million for certain costs related to an agreement reached with our former CEO in the June 1999 quarter. These costs were comprised of severance and acceleration of unvested options, which were recorded in the Consolidated Statements of Income and Stockholders' Equity.

Details of the fiscal 2000 restructuring charges are as follows:



                                             Cash/                Restructuring       Amount          Amount      Balance
(In thousands)                               Non-cash                    Charge         Paid        Adjusted   at 3/31/00
---------------------------------------      -------------        -------------    ----------     ----------   ----------
Employee severance and outplacement          Cash                 $       8,733    $  (7,113)     $       --   $    1,620
Excess facilities and equipment              Cash &Non-cash                 953         (346)             --          607
                                                                  -------------    ---------      ----------   ----------
Total restructuring and other expenses                            $       9,686    $  (7,459)     $       --   $    2,227
                                                                  =============    =========      ==========   ==========


During the September 1998 quarter, we made a decision to restructure our operations and outsource domestic manufacturing operations. As a result, we originally recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. These estimates were subsequently revised in the September 1999 quarter, resulting in a reduction in the personnel severance and outplacement accruals by approximately $0.7 million.

Details of the fiscal 1999 restructuring charges are as follows:



                                             Cash/              Restructuring         Amount      Amount        Balance
(In thousands)                               Non-cash                  Charge           Paid    Adjusted     at 3/31/00
---------------------------------------      -------------      -------------       --------    --------    -----------
Employee severance and out-placement         Cash               $       3,800       $ (3,800)   $     --    $        --
Excess facilities and equipment              Cash &Non-cash             1,305           (392)       (668)           245
                                                                -------------       --------    --------    -----------
Total restructuring and other expenses                          $       5,105       $  (4,192)  $   (668)   $       245
                                                                =============       =========   ========    ===========




There were no restructuring and other expenses incurred in fiscal 1998.

The exit plans associated with each of the reductions in workforce and facility closures above specifically identified all the significant actions, including:

    -   the names of individuals who would not continue employment with us;
    - the termination dates and severance packages for each terminating employee;
    - the planned date we would vacate the facilities which were under existing operating leases; and
    - the specific excess equipment, furniture, fixtures and leasehold improvements to be disposed of.


Employee severance and outplacement was primarily comprised of severance packages for employees who were to be terminated as a result of the restructuring. As part of the restructuring plan, we specifically identified those individuals who would not continue employment with us. The severance periods ranged from one to six months. The total cost of the severance packages was accrued and included in the restructuring charge after the identified employees had their severance packages communicated to them. Additionally, we accrued estimated costs associated with outplacement services to be provided to terminating employees, as these costs have no future economic benefit to us. The remaining accrual at March 31, 2000 was for outstanding severance and outplacement costs.

Excess facilities and equipment included remaining lease payments associated with building leases subsequent to their abandonment dates. The cash outlays for these leases are to be made over the remaining term of each lease. In addition, we reserved for the write-off of site-specific equipment, furniture, fixtures and leasehold improvements,

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

which would no longer be utilized. The accrual at March 31, 2000 relates to the remaining lease payments, which will be paid over the remaining lease term subsequent to the abandonment of each facility.

NOTE 13.  NET INCOME PER SHARE
The components of net income per share were as follows:


                                                                                                 Year Ended March 31,
                                                               ------------------------------------------------------
(In thousands, except per share data)                                   2000                 1999                1998
-------------------------------------                          -------------        -------------       -------------
BASIC NET INCOME PER SHARE
Net income                                                     $     170,148        $      50,201       $      85,089
                                                               =============        =============       =============
Weighted average number of common
      shares outstanding during the period                            57,870               56,601              56,097
                                                               =============        =============       =============
Basic net income per share                                     $        2.94        $        0.89       $        1.52
                                                               =============        =============       =============

DILUTED NET INCOME PER SHARE
Net income                                                     $     170,148        $      50,201       $      85,089
Interest on convertible subordinated
      debentures, net of income tax effect                                --                  627                 692
                                                               -------------        -------------       -------------
Net income, as adjusted                                        $     170,148        $      50,828       $      85,781
                                                               =============        =============       =============
Weighted average number of common
      shares outstanding during the period                            57,870               56,601              56,097
Shares issuable from assumed exercise
      of options                                                       4,344                1,684               2,964
Shares issuable from assumed conversion
      of convertible subordinated debentures                              --                1,004               1,220
                                                               -------------        -------------       -------------
Total shares for purpose of calculating
      diluted net income per share                                    62,214               59,289              60,281
                                                               =============        =============       =============
Diluted net income per share                                   $        2.73        $        0.86       $        1.42
                                                               =============        =============       =============

For the twelve months ended March 31, 2000, shares issuable from assumed exercise of options exclude approximately 464,000 options, as their effect on diluted net income per share would have been anti-dilutive.

NOTE 14.  OTHER COMPREHENSIVE INCOME (LOSS)

We adopted SFAS No. 130, Reporting Comprehensive Income, beginning with the quarter ended June 30, 1998. SFAS No. 130 established new rules for the reporting and disclosure of other comprehensive income (loss) and its components; however, it has no impact on our net income or stockholders' equity. The components of other comprehensive income (loss), net of tax, are as follows:

                                                                         Year ended March  31,
                                                        --------------------------------------
(In thousands)                                               2000           1999          1998
------------------------------------                    ---------      ---------     ---------
Other comprehensive loss:
    Change in unrealized (loss) gain on
         available-for-sale investments,
         net of a tax (benefit) provision of ($983),
        ($290) and $35.                                 $  (2,089)     $    (616)    $    181
    Reclassification adjustment for gains
         included in net income, net of a tax
         provision of $9, $73 and $0.                          20            155           --
    Change in cumulative translation
         adjustment, net of a tax (benefit)
         of ($3,072), ($1,476) and ($993).                 (6,528)        (6,090)      (5,136)
                                                        ---------      ---------     --------
Total other comprehensive loss                          $  (8,597)     $  (6,551)    $ (4,955)
                                                        =========      =========     ========


SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 15.  LITIGATION

On March 18, 1996, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in the Superior Court of the State of California, County of Santa Clara, against us and several of our current and former officers and directors. The complaint alleged that our insiders inflated our stock price and then sold stock based on inside information that our sales were not going to meet analysts' expectations. The complaint sought damages of an unspecified amount. The complaint had been refiled twice in state court, most recently on January 13, 1997, following our demurrers directed to previous complaints. On January 7, 1997, the same plaintiffs filed a complaint in the United States District Court, Northern District of California, based on the same facts as the state court complaint, for violation of the Securities Exchange Act of 1934. The district court dismissed that complaint and plaintiffs served an amended complaint in April 1998. Our motion to dismiss the new federal complaint was granted in part, substantially narrowing the complaint. In July 1999, we reached an agreement in principle to settle these cases on terms that would have no material financial impact on us. In October 1999, the Federal Court approved the settlement, and in December 1999, the state court action was dismissed.

On April 23, 1997, we filed a lawsuit against McAfee Associates, Inc., which pursuant to a merger has become Network Associates, Inc. ("Network Associates"), in the United States District Court, Northern District of California, for copyright infringement and unfair competition. On October 6, 1997, the court found that we had demonstrated a likelihood of success on the merits of certain copyright claims and issued a preliminary injunction (i) prohibiting Network Associates from infringing our rights in specified materials by marketing, selling, transferring or directly or indirectly copying into any new Network Associates product or new version of an existing product that has our code, (ii) requiring Network Associates to notify distributors who were still selling versions of PC Medic 97 that had our code to tell customers that they should upgrade to versions that did not contain our code and (iii) requiring Network Associates to provide us and the court with a sample of the notice to be used. On October 17, 1997, we amended our complaint to include additional claims for copyright infringement and misappropriation of trade secrets, based on additional evidence found in the discovery process. On April 1, 1998, we amended our complaint to add claims for misappropriation of trade secrets, Racketeer Influenced and Corrupt Organizations Act ("RICO") and related claims based on additional evidence uncovered in the litigation. Following motions by Network Associates, the court dismissed our unfair competition and trade secret claims regarding the copyrighted code and its RICO and interference claims. On October 22, 1998, the court consolidated this case with the case against Network Associates and the case brought by CyberMedia, both of which are described below. In December 1999, we agreed to a settlement resolving this and the consolidated cases discussed below. During the December 1999 quarter, we accrued approximately $3 million related to fees and settlement costs. This amount has been reflected in research and development expenses in the Consolidated Statements of Income.

On September 4, 1998, we filed a lawsuit against Network Associates in the United States District Court, Northern District of California, for copyright infringement, trade secret misappropriation and unfair competition. This case was also settled as part of the above mentioned case.

On February 4, 1998, CyberMedia, Inc. ("CyberMedia"), which in September 1998, was acquired by Network Associates, filed a lawsuit in the United States District Court, Northern District of California, against us, ZebraSoft Inc. and others, alleging that our Norton Uninstall Deluxe infringed CyberMedia's copyright and asserting related state law claims. This case was resolved as part of the settlement with Network Associates described above.

On September 15, 1997, Hilgraeve Corporation ("Hilgraeve") filed a lawsuit in the United States District Court, Eastern District of Michigan, against us, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit requested damages, injunctive relief, costs and attorney fees. In March 2000, the court granted our summary judgment motions and dismissed the case. The plaintiff has appealed the dismissal and we have cross-appealed.

On February 19, 1998, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998, by an Oregon law firm. Those actions were consolidated and a consolidated amended complaint was filed in late October 1998. The complaint originally purported to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Norton AntiVirus to function properly after the year 2000. All but the unfair business practice claims have been dismissed following our demurrer. The complaint seeks unspecified damages and injunctive relief. We believe that these claims have no merit and we intend to defend the actions vigorously.

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $6.8 million for damages and legal costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. We have appealed the decision, however, we recorded a charge of approximately $5.8 million in the June 1998 quarter, representing the unaccrued portion of the judgment plus costs. As of March 31, 2000, we believe that we have adequately accrued for both the judgment and all legal costs.

In March 1997, a class action complaint was filed against Quarterdeck in San Diego County Superior Court. The case was later transferred to Los Angeles County Superior Court. The complaint, purportedly on behalf of a class of purchasers of Quarterdeck's MagnaRAM2 product, sought damages and injunctive relief under the Consumers Legal Remedies Act and Business and Professions Code sections beginning with 17200 and 17500. In November 1999, we resolved this case with no material financial impact on the Company.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation ("PowerQuest") against Quarterdeck. The complaint alleges that Quarterdeck's partitioning software (included in Partition-It and Partition-It Extra Strength) violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. We believe this claim has no merit and we intend to defend the action vigorously.

On July 30, 1998, a class action complaint was filed against Quarterdeck in the Supreme Court of the State of New York, County of New York, on behalf of a purported class of purchasers of Procomm Plus version 4.0 for Windows product ("Product"). The complaint purported to assert claims for breach of warranty and violation of New York's Consumer Protection From Deceptive Acts and Practices Act arising from the Product's inability to process dates containing the year 2000. The complaint was dismissed and the court entered judgment in Quarterdeck's favor in April 1999. This judgment was affirmed on appeal in December 1999.

On December 23, 1999, Altiris Inc. ("Altiris") filed a lawsuit in the United States District Court, District of Utah, against us, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. We believe this claim has no merit and we intend to defend the action vigorously.

Over the past few years, it has become common for software companies, including us, to receive claims of patent infringement. We are currently evaluating claims of patent infringement asserted by several parties, with respect to certain of our products. While we believe that we have valid defenses to these claims, the outcome of any related litigation or negotiation could have a material adverse impact on our future results of operations or cash flows.

We are also involved in a number of other judicial and administrative proceedings incidental to our business. We intend to defend all of the aforementioned pending lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition, although it is not possible to estimate the possible loss or losses from each of these cases. Depending, however, on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that our future results of operations or cash flows could be materially adversely affected in a particular period. We have accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

The legal expenses accrued by us are deemed probable because the lawsuits have been filed, management has determined its plans of action with regards to the cases and accordingly knows that it will incur legal expenses related to the particular lawsuit. Utilizing the assumptions noted in the accounting policy, management is able to estimate a minimum amount of legal fees to be incurred in these lawsuits.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The total amount of legal expenses accrued as of the respective year-ends and the amounts expensed for the years ended are reflected below:

Balance as of March 31, 1998     $ 2.5 million       Amount expensed in fiscal 1998   $ 4.9 million
Balance as of March 31, 1999     $ 7.2 million       Amount expensed in fiscal 1999   $10.1 million
Balance as of March 31, 2000     $ 8.7 million       Amount expensed in fiscal 2000   $ 7.3 million

NOTE 16.  ADOPTION OF STOCKHOLDER RIGHTS PLAN

On August 11, 1998, the Board adopted a stockholder rights plan designed to ensure orderly consideration of any future unsolicited acquisition attempt to ensure fair value of the Company for its stockholders.

In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Symantec common stock outstanding on August 21, 1998 (the "Record Date"). The Board further directed the issuance of one such right with respect to each share of Symantec common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on August 12, 2008.

The rights are initially attached to Symantec common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 20% or more of our common stock, or announces an intention to make a tender offer for 20% or more of our common stock, the rights will be distributed and will thereafter trade separately from the common stock. Each right will be exercisable for 1/1000th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $150.00. The preferred stock has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of our common stock at a substantially discounted price.

If a person becomes an Acquiring Person and we are acquired in a merger or other business combination, or 50% or more of its assets are sold to an Acquiring Person, the holder of rights (other than the Acquiring Person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price. After a person has become an Acquiring Person, the Board, at its option, requires the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of Symantec common stock per right.

The Board may redeem outstanding rights at any time prior to a person becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board. In addition, the Board also amended our bylaws to: permit only the Chairman, President or the Board to call a special meeting of the stockholders; require that the Board be given prior notice of a stockholder proposal to take action by written consent so that a record date for such action can be established; require advance notice to the Board of stockholder-sponsored proposals for consideration at annual meetings and for stockholder nominations for the election of directors; permit the Board to meet on one- rather than two-day advance notice; and conform the bylaws to applicable provisions of Delaware law regarding the inspection of elections at stockholder meetings.


NOTE 17.  SEGMENT INFORMATION

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer and Small Business, Enterprise Solutions, e-Support, Professional Services and Other.

The Consumer and Small Business segment focuses on delivering our security and problem-solving products to individual users and small companies. The Enterprise Solutions segment focuses on delivering more complex and specialized products to meet the needs of organizations' networks and support for their large workforce throughout the organization. The e-Support segment focuses on helping IT departments be more effective and efficient through remote management solutions. The Professional Services segment is focused on providing technical support to our customers and assisting organizations to understand and implement Internet security infrastructure and policy management. The Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations from our ACT! and Visual Cafe divested product lines. Also included in the Other segment are all

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

indirect costs, general and administrative expenses and charges that are one-time in nature, such as acquired in- process research and development, judgment settlements and restructuring and other expenses which are not charged to the other operating segments.

We shifted our focus to these new business segments during fiscal 2000. In the past, our business segments were aligned more towards product groups. Due to this change, we have presented the fiscal 1999 and 1998 segment information to conform to our current segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. Symantec's Chief Executive Officer and the Chief Financial Officer evaluate performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. Assets and liabilities are not discretely allocated or reviewed by segment.


                                     Consumer
                                    and Small     Enterprise                  Professional                         Total
(In thousands)                       Business      Solutions      e-Support       Services           Other       Company
------------------------------------------------------------------------------------------------------------------------
FISCAL 2000
Revenue from
   external customers             $   317,438    $    152,654  $    213,734   $     19,434   $      42,465  $    745,725

Operating income (loss)               160,429          74,946       178,320         (3,201)       (275,291)      135,203

Depreciation &
   amortization expense                13,932           6,700         9,380             853          1,865        32,730

FISCAL 1999
Revenue from
   external customers                 263,483          90,277       166,724          8,501          63,643       592,628

Operating income (loss)               108,723          37,108       136,945         (2,440)       (252,495)       27,841

Depreciation &
   amortization expense                13,347           4,573         8,445             431          3,223        30,019

FISCAL 1998
Revenue from
   external customers                 303,529          36,874       119,684          3,910          68,943       532,940

Operating income (loss)               162,116           5,223        91,500         (3,732)       (200,183)       54,924

Depreciation &
   amortization expense                15,205           1,847         5,995             196          3,454        26,697




GEOGRAPHICAL INFORMATION
                                                                                     March 31,
                                                        --------------------------------------
(In thousands)                                               2000           1999          1998
--------------------------------                        ---------      ---------     ---------
Net revenues from external customers:
    United States                                       $ 409,952      $ 353,734     $ 334,976
    Other foreign countries                               335,773        238,894       197,964
                                                        ---------      ---------     ---------
                                                        $ 745,725      $ 592,628     $ 532,940
                                                        =========      =========     =========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Long-lived assets:
    United States                                       $ 159,392      $ 151,972     $  36,126
    Ireland                                                 4,905          6,335         6,943
    Japan                                                   3,965          3,497         3,163
    Canada                                                  1,851          2,017         3,142
    Other foreign countries                                 9,594          7,504         4,919
                                                        ---------      ---------     ---------
                                                        $ 179,707      $ 171,325     $  54,293
                                                        =========      =========     =========

SIGNIFICANT CUSTOMERS


The following distributors covered all segments and accounted for more than 10% of net revenues during fiscal 2000, 1999 and 1998:


                                                                          Year Ended March 31,
                                                        --------------------------------------
                                                             2000           1999          1998
                                                        ---------      ---------     ---------
Ingram Micro, Inc.                                             39%            47%           36%
Tech Data Corp.                                                12             19            12
Merisel                                                        11             13            11

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYMANTEC CORPORATION
                                                       (Registrant)

                                          By       /s/ John W. Thompson
                                              ----------------------------------
                                                   (John W. Thompson,
                                                   Chairman, President and
                                                   Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


           Signature                                  Title                          Date
------------------------------------        -----------------------------      ---------------
CHIEF EXECUTIVE OFFICER:


  /s/ John W. Thompson                      Chairman, President, Chief         June 26, 2000
------------------------------------        Executive Officer and Director
        (John W. Thompson.)

CHIEF FINANCIAL OFFICER AND CHIEF
ACCOUNTING OFFICER:


  /s/ Gregory Myers                         Chief Financial Officer            June 26, 2000
------------------------------------
        (Gregory Myers)

DIRECTORS:


  /s/ Tania Amochaev                        Director                           June 26, 2000
------------------------------------
        (Tania Amochaev)


  /s/ Charles M. Boesenberg                 Director                           June 26, 2000
------------------------------------
        (Charles M. Boesenberg)


  /s/ Walter W. Bregman                     Director                           June 26, 2000
------------------------------------
        (Walter W. Bregman)


  /s/ Carl D. Carman                        Director                           June 26, 2000
------------------------------------
        (Carl D. Carman)

  /s/ Robert R. B. Dykes                    Director                           June 26, 2000
------------------------------------
        (Robert R. B. Dykes)

  /s/  Per-Kristian Halvorsen               Director                           June 26, 2000
------------------------------------
        (Per-Kristian Halvorsen)

  /s/ Robert S. Miller                      Director                           June 26, 2000
------------------------------------
        (Robert S. Miller)

  /s/  Bill Owens                           Director                           June 26, 2000
------------------------------------
        (Bill Owens)

  /s/ Daniel H. Schulman                    Director                           June 26, 2000
------------------------------------
        (Daniel H. Schulman)

                                                                     SCHEDULE II

                              SYMANTEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                         Balance at    Charged to                   Balance at
                                          Beginning     Costs and                          End
                                          of Period      Expenses      Write-offs    of Period
------------------------------------     ----------    ----------      ----------    ---------
Allowance for doubtful accounts:
    Year ended March 31, 1998             $   4,300     $   1,036      $    (920)    $   4,416
    Year ended March 31, 1999                 4,416           609            (79)        4,946
    Year ended March 31, 2000                 4,946         4,031         (2,533)        6,444

                                 EXHIBIT INDEX

    3.01 The Registrant's Restated Certificate of Incorporation. (Incorporated by reference to Annex G filed with the Registrant's Joint Management Information Circular and Proxy Statement (No. 000-17781) dated October 17, 1995.)
    3.02 The Registrant's Bylaws. (Incorporated by reference to Exhibit 3.02 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
    3.03 The Registrant's Bylaws, as amended and restated effective August 11, 1998. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report 8-K filed August 19, 1998.)
    4.01 Registration Rights Agreement. (Incorporated by reference to Exhibit
            4.02 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
    4.02 Amendment No. One to Registration Rights Agreement. (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
    4.03 Amendment No. Two to Registration Rights Agreement. (Incorporated by reference to Exhibit 4.04 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
    4.04 Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina. (Incorporated by reference to Annex D filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
   4.05 Support Agreement, dated November 22, 1995, between Symantec and Delrina. (Incorporated by reference to Annex E filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
   4.06   Form of Voting and Exchange Trust Agreement, dated November 22,
            1995, between Symantec and Delrina. (Incorporated by reference to Annex F filed with the Registrant's Joint Management Information Circular and Proxy Statement dated October 17, 1995.)
   4.07 Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Exhibit 4.1 filed with the Registrant's Form 8-A filed August 19, 1998.)
   10.01 Amended Agreement Respecting Certain Rights of Publicity. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.02* Form of Stock Option Agreement and Form of Stock Option Exercise
            Request, as currently in effect, under the Registrant's 1988 Employees Stock Option Plan. (Incorporated by reference to Exhibit
            10.10 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.03* Form of Stock Option Grant and Stock Option Exercise Notice and
            Agreement under the Registrant's 1988 Directors Stock Option Plan. (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.04* 1988 Employees Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 4.02 filed with the Registrant's Registration Statement on Form S-8 (No. 33-88694) filed January 23, 1995.)
   10.05* 1989 Employee Stock Purchase Plan, as amended to date.
            (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18353) filed December 20, 1996.)
   10.06* 1988 Directors Stock Option Plan, as amended to date. (Incorporated by reference to Exhibit 10.09 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.07* 1993 Directors Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.)
   10.08* 1994 Patent Incentive Plan. (Incorporated by reference to Exhibit
            4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 33-60141) filed June 9, 1995.)
   10.09* Symantec Corporation 1996 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-18355) filed December 20, 1996.)
   10.10* Symantec Corporation 1996 Equity Incentive Plan, as amended.
            (Incorporated by reference to Exhibit 4.01 filed with the Registrant's Registration Statement on Form S-8 (No. 333-39175) filed October 31, 1997.)
   10.11* Symantec Corporation Deferred Compensation Plan, dated as of
            November 7, 1996. (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.12* Symantec Corporation Restricted Stock Purchase Agreement, dated
            April 14, 1999. (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Registration Statement on Form S-8 (No. 333-31632) filed March 3, 2000.)
   10.13* Symantec Corporation Stock Option Grant, dated April 14, 1999.
            (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Registration Statement on Form S-8 (No. 333-31540) filed March 3, 2000.)

-----------------
* Indicates a management contract or compensatory plan or arrangement.

   10.14* Symantec Corporation Acquisition Plan, dated July 15, 1999.
            (Incorporated by reference to Exhibit 4.03 filed with the Registrant's Registration Statement on Form S-8 (No. 333-31526) filed March 3, 2000.)
   10.15 Participation Agreement, dated as of October 18, 1996, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
            10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.16 Participation Agreement, as amended by that certain Master Amendment No. 2, dated as of September 21, 1998, between Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.17 Amended and Restated Participation Agreement, dated as of February
            9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch. (Incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.18 Amended and Restated Participation Agreement, dated as of February
            2, 2000, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.
   10.19 Appendix A to Participation Agreement, Master Lease, Lease
            Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages and Guaranty. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.20 Restated and amended Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.21 Master Lease and Deed of Trust, as amended, dated as of October
            18, 1996, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.14 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.22 Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit
            10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.23 Guaranty, dated as of October 18, 1996, made by Symantec Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit
            10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996).
   10.24 Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.25 Pledge Agreement, dated as of October 18, 1996, made by Symantec Corporation, in favor of Sumitomo Bank, Limited, San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
   10.26 Pledge Agreement, as amended, by that certain Master Amendment No.
            2, dated as of September 21, 1998, between Symantec Corporation, the Bank, and Donaldson, Lufkin & Jenrette Securities Corporation. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)

-------------
* Indicates a management contract or compensatory plan or arrangement.

   10.27 Amended and Restated Pledge Agreement, dated as of February 2, 1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit 10.24 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.28 Assignment of Lease and Rent, as amended, dated as of October 18, 1996, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to
            Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.29 Amended and Restated Assignment of Lease and Rent, dated as of February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.30 Agreement of Purchase and Sale of Cupertino City Center One between Cigna Property and Casualty Insurance Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.31 Agreement for Purchase and Sale and Escrow Instructions of 10201
            Torre Avenue, Cupertino, CA. (Incorporated by reference to Exhibit
            10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.32 Agreement for Purchase and Sale and Escrow Instructions, as amended, dated as of May 31, 1996. (Incorporated by reference to Exhibit
            10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.33 Agreement for Exchange and Purchase and Escrow Instructions, dated September 22, 1998, between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.34 Agreement for Exchange and Purchase and Escrow Instructions, as amended, dated November 4, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.35 Amendment No. 1 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of November 4, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.36 Amendment No. 2 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of November 20, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.37 Amendment No. 3 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of December 4, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.38 Amendment No. 4 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of December 15, 1998, between Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
   10.39 Amended and Restated Credit Agreement, dated May 29, 2000, by and between Symantec Corporation and Bank of America, N.A.
   10.40 Loan Agreement, dated as of October 18, 1996, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco

---------------
* Indicates a management contract or compensatory plan or arrangement.

            Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.41 Amended and Restated Loan Agreement, dated as of February 9, 1999, among Sumitomo Bank Leasing and Finance, Inc.3, Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch. (Incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.42 Construction Agency Agreement, dated as of March 3, 1997, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit 10.22 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.43 Construction Agency Agreement, dated as of February 9, 1999, between Sumitomo Bank Leasing and Finance, Inc., and Symantec Corporation. (Incorporated by reference to Exhibit 10.39 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.44 Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance, Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)
   10.45 Symantec - CC5 Office Building and Parking Structure, as amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.46 Office building lease, dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
   10.47 Office building lease, as amended, dated as of September 1, 1997, between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.48 Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)
   10.49 Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
   10.50 Office building lease, dated as of April 19, 1995, between the Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
   10.51 Office building lease, as amended, dated as of December 1, 1995, between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)
   10.52 Office building lease, as amended, dated as of December 17, 1996, between Delrina (Canada) Corporation, Delrina Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.53 Office building lease, dated as of April 9, 1998, between Hill
            Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)

---------------------
* Indicates a management contract or compensatory plan or arrangement.

   10.54  Form of Indemnity Agreement with Officers and Directors.
            (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
   10.55* Full Recourse Promissory Note and Pledge Agreement between the
            Company and Gordon E. Eubanks, Jr. (Incorporated by reference to
            Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.56* Form of Promissory Note and Pledge Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.57* Promissory Note between the Company and Mansour Safai.
            (Incorporated by reference to Exhibit 10.52 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.58* Promissory Note between the Company and Keith Robinson.
            (Incorporated by reference to Exhibit 10.53 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.59* Promissory Note between the Company and John W. Thompson.
            (Incorporated by reference to Exhibit 10.54 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.60* Form of Housing Assistance Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.61 Note Purchase Agreement, dated April 2, 1993, among Symantec Corporation, Morgan Guaranty Trust Company of New York, as Trustee,
            J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to
            Exhibit 10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
   10.62 The Registrant's Section 401(k) Plan, as amended. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
   10.63* Form of Executive Compensation Agreement between the Company and certain executives. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
   10.64* Form of President and CEO Annual Incentive Plan.
   10.65* Form of Vice President Annual Incentive Plan (No Division/Business
            Unit Objectives.)
   10.66* Form of Vice President Annual Incentive Plan (With
            Division/Business Unit Objectives.)
   10.67 Assignment of Copyright and Other Intellectual Property Rights. (Incorporated by reference to appendix to Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)
   10.68* Retirement and Consulting Agreement between the Company and Gordon
            E. Eubanks, Jr. (Incorporated by reference to Exhibit 10.62 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.69* Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers. (Incorporated by reference to Exhibit 10.63 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.70* Employment Agreement between Symantec Corporation and John W.
            Thompson. (Incorporated by reference to Exhibit 10.67 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
   10.71 Combination Agreement between Symantec Corporation and Delrina Corporation dated July 5, 1995. (Incorporated by reference to
            Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.)
   10.72 Asset Purchase Agreement, dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit
            2.01 filed with the Registrant's Current Report of Form 8-K filed September 26, 1996.)

----------------
* Indicates a management contract or compensatory plan or arrangement.

   10.73 Asset Purchase Agreement, as amended, dated as of March 28, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.44 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998.)
   10.74 Asset Purchase Agreement, as amended, dated as of June 29, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.75 Asset Purchase Agreement, as amended, dated as of March 27, 1997, by and between Hewlett-Packard Company and Symantec Corporation. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
   10.76 Master Agreement, dated May 18, 1998, between International Business Machines Corporation and Symantec Corporation. (Confidential treatment has been requested with respect to portions of this exhibit.) (Incorporated by reference to Exhibit 10.46 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998.)
   10.77 Asset Purchase Agreement, dated as of June 24, 1998, among Symantec Corporation and its wholly-owned subsidiary, Symantec Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc. (Incorporated by reference to Exhibit
            10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
   10.78 Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report of Form 8-K filed October 5, 1998.)
   10.79 Asset Purchase Agreement, dated December 10, 1999, among the Registrant, Symantec Limited, BEA Systems, Inc., and WB Information Corporation. (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000.)
   10.80 Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation and Symantec Limited. (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000.)
   10.81 Class action complaint filed by the law firm of Milberg Weiss
            Bershad Hynes & Lerach in Superior Court of the State of California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Annual Report of Form 10-K for the year ended March 31, 1996.)
   21.01 Subsidiaries of the Registrant.
   23.01 Consent of Ernst & Young LLP, Independent Auditors.
   27.01 Financial Data Schedule for the Year Ended March 31, 2000.

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

(d) Financial Statement Schedules: The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a)2, as set forth on page 74.


----------------
* Indicates a management contract or compensatory plan or arrangement.