Form 10-Q
period 2000-06-30
SYMANTEC CORP
filed 2000-08-11
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         COMMISSION FILE NUMBER 0-17781


                              SYMANTEC CORPORATION
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

           DELAWARE                                              77-0181864
(State or other jurisdiction of                               (I.R.S. employer
 incorporation or organization)                              identification no.)

20330 STEVENS CREEK BLVD., CUPERTINO, CALIFORNIA                 95014-2132
    (Address of principal executive offices)                     (zip code)

Registrant's telephone number, including area code:            (408) 253-9600

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

                               YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,356,661 shares of Delrina exchangeable stock, as of July 28, 2000:


COMMON STOCK, PAR VALUE $0.01 PER SHARE                        61,003,559 SHARES

================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
              as of June 30, 2000 and March 31, 2000.........................   3
         Condensed Consolidated Statements of Income
              for the three months ended June 30, 2000 and 1999..............   4
         Condensed Consolidated Statements of Cash Flow
              for the three months ended June 30, 2000 and 1999..............   5
         Notes to Condensed Consolidated Financial Statements................   6
Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  11
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........  20

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................  21
Item 6.  Exhibits and Reports on Form 8-K....................................  21
Signatures...................................................................  22

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,         March 31,
(In thousands)                                                                      2000              2000
------------------------------------------------------------------------     -----------       -----------
ASSETS                                                                       (unaudited)
------

Current assets:
     Cash, cash equivalents and short-term investments                       $   522,922       $   431,550
     Trade accounts receivable                                                    52,285            47,266
     Inventories                                                                   2,532             5,675
     Deferred income taxes                                                        45,195            40,189
     Other                                                                        24,255            20,857
                                                                             -----------       -----------
       Total current assets                                                      647,189           545,537

Restricted investments                                                            71,070            81,956
Equipment and leasehold improvements, net                                         52,566            51,905
Deferred income taxes                                                             38,827            38,827
Acquired product rights, net                                                      31,498            34,070
Goodwill, net                                                                     77,797            82,972
Other                                                                             10,372            10,760
                                                                             -----------       -----------
                                                                             $   929,319       $   846,027
                                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $    48,271       $    43,030
     Accrued compensation and benefits                                            22,669            25,714
     Deferred revenue                                                            114,561            90,813
     Other accrued expenses                                                       53,359            61,594
     Income taxes payable                                                         28,192             5,366
                                                                             -----------       -----------
       Total current liabilities                                                 267,052           226,517

Long-term obligations                                                              2,104             1,553

Commitments and contingencies

Stockholders' equity:
     Preferred stock (authorized: 1,000; issued and outstanding: none)                --                --
     Common stock (authorized: 100,000; issued and outstanding: 60,905
       and 60,309 shares)                                                            609               603
     Capital in excess of par value                                              447,249           435,663
     Notes receivable from stockholders                                              (24)              (24)
     Unearned compensation                                                          (514)             (677)
     Retained earnings                                                           248,496           210,099
     Accumulated other comprehensive loss                                        (35,653)          (27,707)
                                                                             -----------       -----------
       Total stockholders' equity                                                660,163           617,957
                                                                             -----------       -----------

                                                                             $   929,319       $   846,027
                                                                             ===========       ===========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Three Months Ended
                                                                                                  June 30,
                                                                             -----------------------------
(In thousands, except per share data; unaudited)                                    2000              1999
------------------------------------------------------------------------     -----------       -----------
Net revenues                                                                 $   191,358       $   175,138
Cost of revenues                                                                  27,837            30,623
                                                                             -----------       -----------
     Gross margin                                                                163,521           144,515

Operating expenses:
     Research and development                                                     25,769            27,572
     Sales and marketing                                                          76,975            73,523
     General and administrative                                                   10,001             8,786
     Amortization of goodwill                                                      5,175             3,935
     Amortization of other intangibles from acquisitions                             280               180
     Restructuring and other expenses                                                ---             2,773
                                                                             -----------       -----------

     Total operating expenses                                                    118,200           116,769
                                                                             -----------       -----------
Operating income                                                                  45,321            27,746

     Interest income                                                               6,752             2,247
     Income, net of expense, from sale of technologies
        and product lines                                                          5,914             4,890
     Other income, net                                                               319               581
                                                                             -----------       -----------
Income before income taxes                                                        58,306            35,464
Provision for income taxes                                                        19,909            11,737
                                                                             -----------       -----------
Net income                                                                   $    38,397       $    23,727
                                                                             ===========       ===========

Net income per share - basic                                                 $      0.63       $      0.42
                                                                             ===========       ===========
Net income per share - diluted                                               $      0.60       $      0.41
                                                                             ===========       ===========

Shares used to compute net income per share - basic                               60,498            56,360
                                                                             ===========       ===========
Shares used to compute net income per share - diluted                             64,248            58,284
                                                                             ===========       ===========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                          Three Months Ended
                                                                                                    June 30,
                                                                               -----------------------------
(In thousands; unaudited)                                                             2000              1999
------------------------------------------------------------------------       -----------       -----------
Operating Activities:
   Net income                                                                  $    38,397       $    23,727
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and leasehold improvements           7,422             5,735
     Amortization of goodwill and other acquisition related intangibles              8,600             6,248
     Deferred income taxes                                                          (1,151)              227
     Net change in assets and liabilities, excluding effects of acquisitions:
       Trade accounts receivable                                                    (4,962)           14,068
       Inventories                                                                   3,085               (84)
       Other current assets                                                         (3,418)            1,725
       Other assets                                                                    317            (1,493)
       Accounts payable                                                              5,292            (5,472)
       Accrued compensation and benefits                                            (2,946)              562
       Other accrued expenses                                                       (3,599)              235
       Deferred revenue                                                             23,748            13,167
       Income taxes payable                                                         22,618            (2,357)
                                                                               -----------       -----------
Net cash provided by operating activities                                           93,403            56,288
                                                                               -----------       -----------

Investing Activities:
   Capital expenditures                                                             (8,300)           (7,149)
   Purchased intangibles                                                              (200)             (400)
   Cash paid to 20/20 Software shareholders                                         (4,000)               --
   Cash paid to Quarterdeck shareholders                                                --           (16,394)
   Purchases of marketable securities                                             (140,807)          (60,000)
   Proceeds from sales of marketable securities                                    100,156            74,593
   Proceeds from (purchases of) restricted investments                              10,886            (1,883)
   Proceeds from sales of long-term investments                                         --             4,270
                                                                               -----------       -----------

Net cash used in investing activities                                              (42,265)           (6,963)
                                                                               ------------      -----------

Financing Activities:
   Net proceeds from sales of common stock and other                                11,755             9,814
   Principal payments on long-term obligations                                        (181)             (364)
   Repurchase of common stock                                                           --           (18,724)
                                                                               -----------       -----------

Net cash provided by (used in) financing activities                                 11,574            (9,274)
                                                                               -----------       -----------

Effect of exchange rate fluctuations on cash and cash equivalents                   (1,652)              592
                                                                               ------------      -----------
Increase in cash and cash equivalents                                               61,060            40,643
Beginning cash and cash equivalents                                                 87,973           143,863
                                                                               -----------       -----------
Ending cash and cash equivalents                                               $   149,033       $   184,506
                                                                               ===========       ===========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of June 30, 2000, and for the three months ended June 30, 2000 and 1999, are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2000, March 31, 2000 and June 30, 1999 reflect amounts as of and for the periods ended June 30, 2000, March 31, 2000 and July 2, 1999, respectively. The June 30, 2000 and 1999 quarters each comprised 13 weeks of activity.


NOTE 2.  BALANCE SHEET INFORMATION

                                                                                June 30,         March 31,
(In thousands)                                                                      2000              2000
------------------------------------------------------------------------   -------------       -----------
                                                                             (unaudited)
Cash, cash equivalents and short-term investments:
   Cash                                                                      $    59,990       $    60,103
   Cash equivalents                                                               89,043            27,870
   Short-term investments                                                        373,889           343,577
                                                                             -----------       -----------
                                                                             $   522,922       $   431,550
                                                                             ===========       ===========
Trade accounts receivable:
   Receivables                                                               $    58,729       $    53,710
   Less: allowance for doubtful accounts                                          (6,444)           (6,444)
                                                                             -----------       -----------
                                                                             $    52,285       $    47,266
                                                                             ===========       ===========
Inventories:
   Raw materials                                                             $       420       $     2,483
   Finished goods                                                                  2,112             3,192
                                                                             -----------       -----------
                                                                             $     2,532       $     5,675
                                                                             ===========       ===========
Equipment and leasehold improvements:
   Computer hardware and software                                            $   145,847       $   142,290
   Office furniture and equipment                                                 39,684            39,330
   Leasehold improvements                                                         21,259            19,585
                                                                             -----------       -----------
                                                                                 206,790           201,205
   Less: accumulated depreciation and amortization                              (154,224)         (149,300)
                                                                             -----------       -----------
                                                                             $    52,566       $    51,905
                                                                             ===========       ===========
Acquired product rights:
   Acquired product rights                                                   $    48,809       $    54,592
   Less: accumulated amortization of acquired product rights                     (17,311)          (20,522)
                                                                             -----------       -----------
                                                                             $    31,498       $    34,070
                                                                             ===========       ===========
Goodwill:
   Goodwill                                                                  $   107,032       $  107,032
   Less:  accumulated amortization                                               (29,235)          (24,060)
                                                                             -----------       -----------
                                                                             $    77,797       $    82,972
                                                                             ===========       ===========
Accumulated other comprehensive loss:
   Unrealized loss on available-for-sale investments                         $    (8,257)      $    (2,373)
   Cumulative translation adjustment                                             (27,396)          (25,334)
                                                                             -----------       -----------
                                                                             $   (35,653)      $   (27,707)
                                                                             ===========       ===========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3. NET INCOME PER SHARE

The components of net income per share are as follows:

                                                                                       Three Months Ended
                                                                                                  June 30,
(In thousands, except per share data;  unaudited)                                   2000              1999
--------------------------------------------------------------------------   -----------       -----------
BASIC NET INCOME PER SHARE
Net income                                                                   $    38,397       $    23,727
                                                                             ===========       ===========

Weighted average number of common shares outstanding during the period            60,498            56,360
                                                                             ===========       ===========

Basic net income per share                                                   $      0.63       $      0.42
                                                                             ===========       ===========

DILUTED NET INCOME PER SHARE
Net income                                                                   $    38,397       $    23,727
                                                                             ===========       ===========

Weighted average number of common shares outstanding during the period            60,498            56,360
Shares issuable from assumed exercise of options                                   3,750             1,924
                                                                             -----------       -----------
Total shares for purpose of calculating diluted net income per share              64,248            58,284
                                                                             ===========       ===========

Diluted net income per share                                                 $      0.60       $      0.41
                                                                             ===========       ===========

For the three months ended June 30, 2000, shares issuable from assumed exercise of options exclude approximately 1,752,000 options, as their effect on diluted net income per share would have been anti-dilutive. There were no anti-dilutive shares for the three months ended June 30, 1999.


NOTE 4. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                                                       Three Months Ended
                                                                                                  June 30,
(In thousands, except per share data;  unaudited)                                   2000              1999
--------------------------------------------------------------------------   -----------       -----------
Net income                                                                   $    38,397       $    23,727
Other comprehensive (loss) income:
     Change in unrealized (loss) gain on available-for-sale investments,
       net of a tax (benefit) provision of ($2,769) and $72                       (5,884)              170
     Change in cumulative translation adjustment,
       net of a tax (benefit) of ($970) and ($56)                                 (2,062)             (118)
                                                                             ------------      -----------

Total other comprehensive (loss) income                                           (7,946)               52
                                                                             ------------      -----------

Comprehensive income                                                         $     30,451          $23,779
                                                                             ============          =======


NOTE 5. LITIGATION AND CONTINGENCIES

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

Symantec is involved in a number of other judicial and administrative proceedings incidental to its business. The

Company intends to defend all of the aforementioned pending lawsuits vigorously, and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on the financial condition of the Company, although it is not possible to estimate the possible loss or losses from each of these cases. Depending, however, on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in a particular period. The Company has accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts. For further information on these cases refer to the Company's previously filed Annual Report on Form 10-K for the year ended March 31, 2000.

NOTE 6. RESTRUCTURING AND OTHER EXPENSES

During the March 2000 quarter, Symantec reduced operations in its Melville and Toronto sites, thereby reducing its workforce by 96 employees. Each of these employees either received a separation package or accepted offers to move to other Symantec offices. As a result, the facility in Melville was vacated and the Company is reducing the space occupied in Toronto. The Company recorded approximately $3.4 million for employee severance, outplacement and abandonment of certain facilities and equipment during the March 2000 quarter. In addition, approximately $0.7 million was provided for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of Symantec's business units and their resulting departures during the March 2000 quarter.

During the December 1999 quarter, management reduced its Internet Tools business unit's workforce and reduced its Sales workforce. There were 48 employees in the Internet Tools business unit affected, resulting in approximately $1.8 million of severance, related benefits and outplacement services being accrued during the December 1999 quarter. The Sales workforce reduction affected 10 employees, resulting in approximately $0.4 million of severance, related benefits and outplacement services being accrued in the December 1999 quarter.

During the September 1999 quarter, Symantec provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of its business units and their resulting departures. The Company also accrued approximately $2.7 million for certain costs related to an agreement reached with its former CEO in the June 1999 quarter. These costs were comprised of severance and acceleration of unvested stock options.

Details of the fiscal 2000 restructuring charges are as follows:

                                         Cash/           Restructuring      Amount        Amount     Balance
(In thousands)                           Non-cash               Charge        Paid      Adjusted  at 6/30/00
---------------------------------------  --------        -------------    --------     ---------  ----------
Employee severance and outplacement      Cash               $     8,733   $ (7,956)    $      --  $      777
Excess facilities and equipment          Cash & Non-cash            953       (388)           --         565
                                                            -----------   --------     ---------  ----------
Total restructuring and other expenses                      $     9,686   $ (8,344)    $      --  $    1,342
                                                            ===========   ========     =========  ==========


During the September 1998 quarter, Symantec made a decision to restructure its operations and outsource domestic manufacturing operations. As a result, management originally recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. These estimates were subsequently revised in the September 1999 quarter, resulting in a reduction in the personnel severance and outplacement accruals by approximately $0.7 million.

Details of the fiscal 1999 restructuring charges are as follows:

                                         Cash/          Restructuring        Amount       Amount      Balance
(In thousands)                           Non-cash              Charge          Paid     Adjusted   at 6/30/00
---------------------------------------  --------       -------------     ---------    ---------   ----------
Employee severance and outplacement      Cash              $    3,800     $  (3,800)   $      --   $       --
Excess facilities and equipment          Cash & Non-cash        1,305          (507)        (668)         130
                                                           ----------     ---------    ---------   ----------
Total restructuring and other expenses                     $    5,105     $  (4,307)   $    (668)  $      130
                                                           ==========     =========    =========   ==========


NOTE 7. STOCK REPURCHASE

On March 22, 1999, the Board of Directors (the "Board") of Symantec authorized the repurchase of up to $75 million of Symantec's outstanding common stock for up to $20.00 per share. As of June 30, 2000, the Company has repurchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million. All of these shares were purchased in the June 1999 quarter.


NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. In June 2000, the SEC released SAB No. 101B, which defers reporting the effects of the adoption of SAB No. 101 until our fourth fiscal quarter of fiscal 2001. We are currently evaluating the potential impact of SAB No. 101 on our required disclosures and accounting practices.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. Management does not expect the adoption of Interpretation No. 44 to have a material effect on the Company's consolidated financial position or results of operations.


NOTE 9. SEGMENT INFORMATION

Symantec's operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. The Company has five operating segments: Consumer and Small Business, Enterprise Solutions, e-Support, Professional Services and Other.

The Consumer and Small Business segment focuses on delivering security and problem-solving products to individual users and small companies. The Enterprise Solutions segment focuses on delivering more complex and specialized products to meet the needs of organizations' networks and support for their large workforce throughout the organization. The e-Support segment focuses on helping IT departments be more effective and efficient through remote management solutions. The Professional Services segment is focused on providing technical support to our customers and assisting organizations to understand and implement Internet security infrastructure and policy management. The Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations from our divested product lines ACT! and Visual Cafe. Also included in the Other segment are all indirect costs, general and administrative expenses and charges that are one-time in nature, such as acquired in-process research and development and restructuring and other expenses which are not charged to the other operating segments.

The following table summarizes each segment's net revenues from external customers and operating income (loss):

                               Consumer
                              and Small   Enterprise              Professional                    Total
(In thousands)                 Business    Solutions   e-Support      Services        Other     Company
-------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 2000

Revenue from
   external customers          $ 75,871     $ 48,274    $ 58,555     $  7,966     $     692   $ 191,358

Operating income (loss)          41,748       24,339      51,598          485       (72,849)     45,321

Depreciation &
   amortization expense           2,943        1,872       2,271          309            27       7,422

THREE MONTHS ENDED
JUNE 30, 1999

Revenue from
   external customers            75,313       35,865      48,193        3,201        12,566     175,138

Operating income (loss)          36,150       17,611      39,037       (1,460)      (63,592)     27,746

Depreciation &
   amortization expense           2,466        1,174       1,578          105           412       5,735

GEOGRAPHICAL INFORMATION

                                                      Three Months Ended
                                                                June 30,
                                                 -----------------------
(In thousands)                                     2000          1999
---------------------------------------          --------      ---------
Net revenues from external customers:
     United States                               $ 101,421     $  99,769
     Other foreign countries                        89,937        75,369
                                                 ---------     ---------
                                                 $ 191,358     $ 175,138
                                                 =========     =========



NOTE 10.  SUBSEQUENT EVENT

On July 27, 2000, the Company signed an agreement to acquire 100% of the outstanding shares of AXENT Technologies, Inc. Upon obtaining necessary regulatory and stockholder approvals, the Company plans to exchange one share of Symantec common stock for every two shares of AXENT Technologies, Inc. common stock outstanding. The Company expects to issue approximately 15.3 million shares in the transaction.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED BY THIS COMPETITION. Our markets are intensely competitive. This competition could adversely affect our operating results by reducing our sales or the prices we can charge for our products. In the past, many of our competitors have significantly reduced the price of utility and anti-virus products and future price reductions could occur for these or other of our products, which would likely have a negative affect on our margins and could reduce our sales. Our ability to remain competitive depends on our ability to enhance our products or produce new products that are compatible with new products introduced by the major hardware and operating system providers. We have no control, and sometimes limited visibility, into the development efforts of these third parties and we may not be able to respond effectively or timely to their new products and enhancements. In addition, we have limited resources and we must make strategic decisions as to how to best allocate our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products or to markets that are more successful than we anticipate.

INTRODUCTION OF NEW OPERATING SYSTEMS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS AND STOCK PRICE. The inclusion of security or anti-virus tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in the upcoming release of Windows 2000 Millennium Edition, which directly compete with our products,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


may decrease or delay the demand for certain of our products, including those currently under development and products specifically intended for Windows 2000 ME. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

Our financial results and our stock price declined significantly within approximately six months after the releases of Windows 3.1, Windows 95 and Windows 98, which in some cases caused hardware upgrades that resulted in shifts in customer spending from software to hardware. The consumer/desktop oriented Millennium Edition of Windows 2000 is expected to be released in the September 2000 quarter, and, as a result, we could face adverse financial results and additional stock price declines.

With the rise of Linux-based operating systems, we may lose market share if we are unable to significantly penetrate the Linux-based market timely and effectively.

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

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. While our diverse product lines have tended to lessen fluctuations in quarterly net revenues, these fluctuations have occurred in the past, and may occur in the future. Fluctuations may be caused by a number of factors, including:

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

WE MUST EFFECTIVELY ADAPT TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT. We are increasingly focused on the Internet security market, which in turn is dependent on further acceptance of the Internet. The following critical issues concerning the use of the Internet remain unresolved and may affect the market for our products and the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     o    security;

     o    reliability;

     o    cost;

     o    ease of use;

     o    accessibility;

     o    quality of service; or

     o    potential tax or other government regulations.

In addition, new technologies, such as non PC-based Internet access devices and handheld organizers, are gaining acceptance. We must adapt to these changing technological demands. If we are unable to timely assimilate changes brought about by the Internet and non PC-based environments, our future net revenues and operating results could be adversely affected.

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

Some distributors and resellers have experienced financial difficulties in the past and some are currently experiencing financial difficulties. If these distributors do experience financial difficulties and we are unable to move their inventories to other distributors, we may experience reduced sales or increased write-offs, which would adversely affect our operating results.

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

CHANNEL FILL AND PRODUCT RETURNS MAY NEGATIVELY AFFECT OUR NET REVENUES. Our pattern of net revenues and earnings may be affected by "channel fill." Distributors may fill their distribution channels in anticipation of price increases, sales promotions or incentives. Channels may also become filled simply because the distributors do not sell their inventories to retailers as anticipated. If sales to retailers or end-users do not occur at a sufficient rate, distributors will delay purchases or cancel orders in later periods or return prior purchases in order to reduce their inventories.

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

WE ARE INVOLVED IN LITIGATION, AND MAY IN THE FUTURE BE INVOLVED IN LITIGATION, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, that our products were not Year 2000 compliant or other product liability claims, or other claims incidental to our business. We are currently involved in a number of judicial and administrative proceedings. For a discussion of our current litigation, see Note 5 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q and our previously filed Form 10-K for the year ended March 31, 2000. We intend to defend all of these lawsuits vigorously. We may suffer an unfavorable outcome in one or more of these cases. Depending on the amount and timing of any unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

Although infringement claims may ultimately prove to be without merit, they are expensive to defend and may consume our resources or divert our attention from day-to-day operations. If a third party alleges that we have infringed their intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. If we engage in litigation and the third party is found to have a valid claim against us and a license is not available on reasonable terms, our business, operating results and financial condition may be materially adversely affected.

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

WE HAVE GROWN, AND MAY CONTINUE TO GROW THROUGH ACQUISITIONS, WHICH GIVE RISE TO A NUMBER OF RISKS THAT COULD HAVE ADVERSE CONSEQUENCES FOR OUR FUTURE OPERATING RESULTS. We have made seven acquisitions within the last two fiscal years and have recently announced our agreement to acquire AXENT Technologies, Inc. We may also complete material acquisitions in the future. Integrating acquired businesses into our existing business may distract our management focus from other opportunities and challenges. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of goodwill and other intangible assets that will be amortized in future years and our future operating results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with these charges. In addition, a number of our recent acquisitions have resulted in our incurring substantial write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. We may issue equity, or incur debt financing, for future acquisitions that are dilutive to our existing stockholders.

In July 2000, we entered into an agreement to acquire AXENT Technologies, Inc. We expect this transaction to be consummated during our third quarter of fiscal 2001. This agreement is subject to typical closing conditions. If these conditions are not satisfied, the acquisition may not be consummated.

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

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY NOT BE ADEQUATELY PROTECTED FROM ALL UNAUTHORIZED USES. We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. All of our products are protected by copyright and we have a number of patents and patent applications pending. We may not achieve the desired protection from, and third parties may design around, our patents, as new technologies are making piracy easier to achieve. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


OVERVIEW

Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. As a leader in Internet security, we offer a breadth of solutions including virus protection, risk management, Internet content and e-mail filtering, remote management and mobile code detection technologies to enterprises and individual customers. Founded in 1982, we have offices in 33 countries worldwide. The June 30, 2000 and 1999 quarters closed on June 30, 2000 and July 2, 1999, respectively and each comprised 13 weeks of revenue and expense activity.

RESULTS OF OPERATIONS

The following table sets forth each item from our consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

                                                         Three Months
                                                                Ended    Percent
                                                             June 30,     Change
                                                   ------------------  in Dollar
(Unaudited)                                           2000       1999    Amounts
-----------------------------------------------    -------    -------  ---------
Net revenues...................................        100%       100%         9%
Cost of revenues...............................         15         17         (9)
                                                   -------    -------
       Gross margin............................         85         83         13

Operating expenses:
     Research and development..................         13         16         (7)
     Sales and marketing.......................         40         42          5
     General and administrative................          5          5         14
     Amortization of goodwill .................          3          2         32
     Amortization of other intangibles.........         --         --          *
     Restructuring and other expenses..........         --          2          *
                                                   -------    -------
       Total operating expenses................         61         67          1
                                                   -------    -------
Operating income...............................         24         16         63
Interest income................................          3          2        200
Income, net of expense, from sale of
     technologies and product lines............          3          3         21
Other income, net..............................         --         --          *
                                                   -------    -------
Income before income taxes.....................         30         21         64
Provision for income taxes.....................         10          7         70
                                                   -------    -------
Net income ....................................         20%        14%        62
                                                   =======    =======

* percentage change is not meaningful.

NET REVENUES

Net revenues increased 9% from approximately $175 million in the June 1999 quarter to $191 million in the June 2000 quarter. Revenue growth in the June 2000 quarter compared to the June 1999 quarter was attributable to growth in our Enterprise and e-Support segments, offset by a decline in our Other segment's revenues. The revenue increase in the Enterprise and e-Support segments was due to strong corporate growth. The revenue decline in our Other segment was due primarily to our divestiture of the ACT! and Visual Cafe product lines in the December 1999 quarter, which revenues had been included in the June 1999 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


SEGMENTS

The Consumer and Small Business segment provides solutions to individual consumers, home offices and small businesses. The segment's charter is to ensure that consumers and their information are secure and protected in a connected world. The Consumer and Small Business segment comprised approximately 40% and 43% of net revenues in the quarters ended June 30, 2000 and 1999, respectively. Absolute revenues did not change significantly during the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999.

The Enterprise Solutions segment provides a broad range of security solutions for our enterprise customers. Our corporate customers need to protect their businesses from the threats associated with the use of the Internet. The Enterprise Solutions segment comprised approximately 25% and 20% of net revenues in the quarters ended June 30, 2000 and 1999, respectively. Revenues increased primarily due to strong demand for our Norton AntiVirus solutions.

The e-Support segment offers products that enable companies to be more effective and efficient within their IT departments. Remote management solutions help remote professionals to remain productive while providing companies access to information, applications and data from any location. The e-Support segment comprised approximately 31% and 28% of total net revenues in the quarters ended June 30, 2000 and 1999, respectively. The growth in e-Support was driven by strong growth of its two primary products, pcANYWHERE and Ghost.

The Professional Services segment provides fee-based technical support and consulting services to enterprise customers to assist them with the planning, design and implementation of enterprise security solutions in the anti-virus and Internet content filtering technologies. The Professional Services segment comprised approximately 4% and 2% of total net revenues for the quarters ended June 30, 2000 and 1999, respectively. The growth in Professional Services is attributable to our increased efforts in providing additional technical support to our customers.

The Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations of the ACT! and Visual Cafe product lines that we divested in the December 1999 quarter. The Other segment comprised approximately 0% and 7% of net revenues in the quarters ended June 30, 2000 and 1999, respectively. The segment's net revenues are lower in the quarter ended June 30, 2000 over the quarter ended June 30, 1999, due to our divestiture of the ACT! and Visual Cafe product lines in the December 1999 quarter, which revenues had been included in the June 1999 quarter.

INTERNATIONAL

Net revenues from sales outside of North America were approximately $83 million and $68 million and represented 44% and 39% of total net revenues in the quarters ended June 30, 2000 and 1999, respectively. The increase in international net revenues was the result of sales growth in our Europe, Middle East and Africa and Japan regions. Foreign exchange rate fluctuations during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 did not materially affect quarterly revenue.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software, or acquired product rights.

Gross margins increased to 85% of net revenues in the June 2000 quarter from 83% in the June 1999 quarter. Factors contributing to the increase in gross margin percentage include a change in product mix from consumer products to our corporate business. Gross margin was also improved by decreased royalty expense as a result of a shift in sales in the June 2000 quarter to products with lower royalty rates than those sold in the June 1999 quarter. In addition, technical support costs related to corporate sales increased as the mix of corporate sales increased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


These factors were partially offset by increases in obsolescence expense, as we prepare for the release of Windows 2000 Millennium Edition in the September 2000 quarter. Amortization and write-off of acquired product rights totaled approximately $2.7 million and $2.3 million for the June 2000 and 1999 quarters, respectively. The increase is due to our acquisitions in fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 7% from approximately $28 million in the June 1999 quarter to $26 million in the June 2000 quarter primarily due to a drop in headcount following our divestitures of ACT! and Visual Cafe.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 5% from approximately $74 million in the June 1999 quarter to $77 million in the June 2000 quarter. The increase in sales and marketing expenses primarily relates to growth in headcount in our Professional Services segment, and related expenses. This increase was offset by reduced marketing costs associated with our divested ACT! product line.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses remained relatively flat as a percentage of total revenues, while absolute dollars increased approximately 14% from $9 million in the June 1999 quarter to $10 million in the June 2000 quarter. This increase in absolute dollars was due to increased headcount and related expenses.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles increased approximately $1.3 million from $4.1 million in June 1999 to $5.4 million in the June 2000 quarter. The increase is due to amortization of additional goodwill and other intangibles from the acquisitions we made during fiscal 2000.

RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses amounted to approximately $2.8 million for the quarter ended June 1999, for certain costs related to an agreement reached with our former CEO. These costs were comprised of severance and acceleration of unvested stock options. There were no restructuring and other expenses in the June 2000 quarter. See Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

INTEREST AND OTHER INCOME

Interest income was approximately $6.8 million and $2.2 million in the quarters ended June 30, 2000 and 1999, respectively. Interest income increased 200% in the quarter ended June 30, 2000 over the quarter ended June 30, 1999, primarily due to higher average invested cash balances of approximately $534 million for the June 2000 quarter compared to $228 million for the June 1999 quarter.

Other income was relatively flat at approximately $0.3 million and $0.6 million in the quarters ended June 30, 2000 and 1999, respectively.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

Income, net of expense, from sale of technologies and product lines increased from approximately $4.9 million in June 1999 quarter to $5.9 million in the June 2000 quarter. This increase is due to approximately $5.5 million in royalties and other transition fees received in the June 2000 quarter as a result of our sale of the ACT! and Visual Cafe product lines. The payment from JetForm in the June 2000 quarter of approximately $0.4 million was lower than the $4.9 million payment in the June 1999 quarter as we received the last JetForm payment in accordance with our agreement in the June 2000 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INCOME TAX PROVISION

Excluding the impact of amortization of goodwill and restructuring charges, the effective tax rate on income before income taxes for the quarters ended June 2000 and 1999 was 32%. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on our Irish operations.

The tax provision for the quarter ended June 2000 consists of a 32% tax rate applied to income before amortization of goodwill of $63.5 million and a $0.4 million tax benefit on the $5.2 million charge for amortization of goodwill. Similarly, the tax provision for the quarter ended June 1999 consists of two items: a $13.5 million (or 32% effective tax rate) provision on income before income taxes and restructuring charges of $42.2 million, a $1.3 million tax benefit from amortization of goodwill of $3.9 million and a $0.5 million tax benefit on the $2.8 million of restructuring charges. The benefit of the restructuring charges is less than the U.S. federal statutory tax rate due to uncertainty of the realization of a tax benefit from certain severance benefits.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased approximately $91 million to $523 million at June 30, 2000 from $432 million at March 31, 2000. This increase is largely due to cash provided from operating activities and net proceeds from the exercise of stock options under the Stock Option Plans and the sales of common stock under the Employee Stock Purchase Plan, offset by cash paid for capital expenditures and for our acquisition of 20/20 Software.

In addition to cash and short-term investments, we have $71 million of restricted investments related to collateral requirements under certain lease agreements. We are obligated under these lease agreements for two existing office buildings in Cupertino, California, to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

Net cash provided by operating activities was $93 million and was comprised of net income of $38 million, non-cash related expenses of $15 million and a net decrease in net assets and liabilities of $40 million.

Net trade accounts receivable increased $5 million to $52 million at June 30, 2000 from $47 million at March 31, 2000, primarily due to growth in our net revenues.

On March 22, 1999, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock, with no expiration date for up to $20.00 per share. As of June 30, 2000, we purchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million. All of these shares were purchased in the June 1999 quarter.

We have a $10 million line of credit, which expires in May 2001. We were in compliance with the debt covenants for this line of credit as of June 30, 2000. As of June 30, 2000, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit is canceled or amounts are not available under the line, there would not be a material adverse impact on our financial results, liquidity or capital resources.

If we were to sustain significant losses, we could be required to reduce operating expenses, which could result in product delays and could cause us to reassess acquisition opportunities, which could negatively impact our growth objectives and/or pursue further financing options. We believe existing cash and short-term investments and cash generated from operating activities will be sufficient to fund operations for the next year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to equity price risk on the marketable portion of our portfolio of equity securities. We typically do not attempt to reduce or eliminate the market exposure on our securities. As of March 31, 2000, these securities consisted of approximately 600,000 shares of Interact Commerce Corporation, a publicly traded company (Nasdaq symbol "IACT"), with a market value of approximately $16.9 million. Since April 2000, many high-technology stocks experienced increased volatility and a significant decrease in value, including these shares. If these securities had been valued using prices as of August 1, 2000, the value of these securities would have decreased by approximately $9.9 million as compared to the March 31, 2000 value. The value of these securities may vary over time and the value as of August 1, 2000 of approximately $7.0 million is not necessarily indicative of future performance.

We believe there has been no other significant change in our market risk exposures as what was previously disclosed in our Form 10-K for the year ended March 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 5 of Notes to Condensed Consolidated Financial Statements included herein on page 7 of this Form 10-Q.

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

          10.01  Symantec Corporation 1999 Acquisition Plan Stock Option
                 Agreement with Acceleration by and between Symantec Corporation and Gary P. Warren.

          10.02 Employment offer by and between Symantec Corporation and Ron Moritz.

          10.03  Employment offer by and between Symatec Corporation and Gail
                 Hamilton.

           27.1  Financial Data Schedule for the Three Months Ended June 30, 2000.

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed by the Company on July 28, 2000, reporting that the Company entered into an Agreement and Plan of Merger with Apache Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Symantec and AXENT Technologies, Inc., a Delaware corporation.

None.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2000                   SYMANTEC CORPORATION


                                        By /s/ John W. Thompson
                                          --------------------------------------
                                          John W. Thompson
                                          Chairman, President and
                                          Chief Executive Officer


                                        By /s/ Gregory Myers
                                          --------------------------------------
                                          Gregory Myers
                                          Chief Financial Officer and
                                          Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------
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

10.01    Symantec Corporation 1999 Acquisition Plan Stock Option Agreement with
         Acceleration by and between Symantec Corporation and Gary P. Warren.

10.02    Employment offer by and between Symantec Corporation and Ron Moritz.

10.03    Employment offer by and between Symatec Corporation and Gail Hamilton.

27.1     Financial Data Schedule for the Three Months Ended June 30, 2000.