Form 10-Q
period 2000-09-29
SYMANTEC CORP
filed 2000-11-13
CIK 849399

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


    (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 Or 15(D) OF THE SECURITIES EXCHANGE
    ACT of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000.

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

                                YES [X]   NO [ ]

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,305,585 shares of Delrina exchangeable stock, as of October 27, 2000:

COMMON STOCK, PAR VALUE $0.01 PER SHARE                        61,139,466 SHARES

--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
              as of  September 30, 2000 and March 31, 2000.......................................    3

         Condensed Consolidated Statements of Income
              for the three and six months ended September 30, 2000 and 1999.....................    4

         Condensed Consolidated Statements of Cash Flow
              for the six months ended September 30, 2000 and 1999...............................    5

         Notes to Condensed Consolidated Financial Statements....................................    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................   27

                                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   28

Item 4.  Submission of Matters to a Vote of Security Holders.....................................   28

Item 6.  Exhibits and Reports on Form 8-K........................................................   29

Signatures.......................................................................................   30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,     March 31,
(In thousands)                                                                     2000          2000
                                                                          -------------     ---------
ASSETS                                                                     (unaudited)
Current assets:
     Cash, cash equivalents and short-term investments                      $ 507,829       $ 431,550
     Trade accounts receivable                                                 92,599          47,266
     Inventories                                                                2,895           5,675
     Deferred income taxes                                                     45,363          40,189
     Other                                                                     23,159          20,857
                                                                            ---------       ---------
       Total current assets                                                   671,845         545,537
Restricted investments                                                         72,168          81,956
Equipment and leasehold improvements, net                                      61,198          51,905
Deferred income taxes                                                          38,827          38,827
Acquired product rights, net                                                   28,993          34,070
Goodwill, net                                                                  73,118          82,972
Other                                                                          27,803          10,760
                                                                            ---------       ---------
                                                                            $ 973,952       $ 846,027
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $  52,745       $  43,030
     Accrued compensation and benefits                                         25,517          25,714
     Deferred revenue                                                         121,912          90,813
     Other accrued expenses                                                    43,446          61,594
     Income taxes payable                                                      34,977           5,366
                                                                            ---------       ---------
       Total current liabilities                                              278,597         226,517
Long-term obligations                                                           2,712           1,553
Commitments and contingencies
Stockholders' equity:
     Preferred stock (authorized: 1,000; issued and outstanding: none)             --              --
     Common stock (authorized: 100,000; issued and outstanding: 61,098
       and 60,309 shares, respectively)                                           611             603
     Capital in excess of par value                                           452,729         435,663
     Notes receivable from stockholders                                            --             (24)
     Unearned compensation                                                       (352)           (677)
     Retained earnings                                                        287,610         210,099
     Accumulated other comprehensive loss                                     (47,955)        (27,707)
                                                                            ---------       ---------
       Total stockholders' equity                                             692,643         617,957
                                                                            ---------       ---------
                                                                            $ 973,952       $ 846,027
                                                                            =========       =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                     Three Months Ended             Six Months Ended
                                                                          September 30,                September 30,
                                                              -------------------------       ----------------------
(In thousands, except per share data; unaudited)                2000             1999           2000          1999
                                                              ---------       ---------       --------      --------
Net revenues                                                  $ 192,296       $ 182,535       $383,654      $357,673
Cost of revenues                                                 26,608          30,642         54,445        61,265
                                                              ---------       ---------       --------      --------
     Gross margin                                               165,688         151,893        329,209       296,408
Operating expenses:
     Research and development                                    28,711          27,337         54,480        54,909
     Sales and marketing                                         75,421          75,904        152,396       149,427
     General and administrative                                   9,651           9,968         19,652        18,754
     Amortization of goodwill                                     5,202           5,169         10,377         9,104
     Amortization of other intangibles from acquisitions            280             227            560           407
     Acquired in-process research and development                    --           1,200             --         1,200
     Restructuring and other expenses                                --              40             --         2,813
                                                              ---------       ---------       --------      --------

     Total operating expenses                                   119,265         119,845        237,465       236,614
                                                              ---------       ---------       --------      --------
Operating income                                                 46,423          32,048         91,744        59,794

     Interest income                                              7,957           2,471         14,709         4,691
     Income, net of expense, from sale of
       technologies and product lines                             5,284           5,010         11,198         9,900
     Other (expense) income, net                                   (292)           (397)            27           211
                                                              ---------       ---------       --------      --------
Income before income taxes                                       59,372          39,132        117,678        74,596
     Provision for income taxes                                  20,259          13,300         40,168        25,037
                                                              ---------       ---------       --------      --------
Net income                                                    $  39,113       $  25,832       $ 77,510      $ 49,559
                                                              =========       =========       ========      ========
Net income per share - basic                                  $    0.64       $    0.45       $   1.28      $   0.87
                                                              =========       =========       ========      ========
Net income per share - diluted                                $    0.61       $    0.43       $   1.21      $   0.84
                                                              =========       =========       ========      ========
Shares used to compute net income
      per share - basic                                          61,011          57,034         60,754        56,697
                                                              =========       =========       ========      ========
Shares used to compute net income
     per share - diluted                                         63,948          60,395         64,094        59,333
                                                              =========       =========       ========      ========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                Six Months Ended
                                                                                                   September 30,
                                                                                       -------------------------
 (In thousands; unaudited)                                                               2000            1999
                                                                                       ---------       ---------
Operating Activities:
   Net income                                                                          $  77,510       $  49,559
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of equipment and
       leasehold improvements                                                             14,752          12,876
     Amortization and write-off of capitalized software development costs                  5,425           6,194
     Amortization of goodwill                                                             10,377           9,104
     Write-off of acquired in-process research and development                                --           1,200
     Deferred income taxes                                                                (1,051)         (1,781)
     Net change in assets and liabilities, excluding effects of acquisitions:
       Trade accounts receivable                                                         (48,164)         (5,029)
       Inventories                                                                         2,631            (100)
       Other current assets                                                               (2,697)            571
       Other assets                                                                          807            (512)
       Accounts payable                                                                   11,228           1,322
       Accrued compensation and benefits                                                     186           4,402
       Other accrued expenses                                                            (13,217)         (3,741)
       Deferred revenue                                                                   31,099          25,696
       Income taxes payable                                                               30,392         (16,692)
       Income taxes benefit from stock options                                             1,436           7,000
                                                                                       ---------       ---------
Net cash provided by operating activities                                                120,714          90,069
                                                                                       ---------       ---------

Investing Activities:
   Capital expenditures                                                                  (25,264)        (15,804)
   Purchased intangibles                                                                    (473)           (700)
   Cash paid to 20/20 Software shareholders                                                 (500)             --
   Purchase of URLabs                                                                         --         (42,100)
   Cash paid to Quarterdeck shareholders                                                      --         (16,394)
   Payment of note related to purchase of IBM's anti-virus business                           --          (4,000)
   Purchases of marketable securities                                                   (393,300)        (20,110)
   Proceeds from sales of marketable securities                                          267,870          42,551
   Proceeds from sales of long-term, restricted investments and other investments          9,788           4,270
   Purchases of long-term, restricted investments, and other investments                 (18,000)         (7,172)
                                                                                       ---------       ---------
Net cash used in investing activities                                                   (159,879)        (59,459)
                                                                                       ---------       ---------
Financing Activities:
   Net proceeds from sales of common stock and other                                      15,986          25,859
   Principal payments on long-term obligations                                              (181)           (546)
   Repurchases of common stock                                                                --         (18,726)
                                                                                       ---------       ---------
Net cash provided by financing activities                                                 15,805           6,587

Effect of exchange rate fluctuations on cash and cash equivalents                         (3,114)          1,672
                                                                                       ---------       ---------
(Decrease) increase in cash and cash equivalents                                         (26,474)         38,869
Beginning cash and cash equivalents                                                      104,000         153,873
                                                                                       ---------       ---------
Ending cash and cash equivalents                                                       $  77,526       $ 192,742
                                                                                       =========       =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of September 30, 2000, and for the three and six months ended September 30, 2000 and 1999, are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2000, March 31, 2000 and September 30, 1999 reflect amounts as of and for the periods ended September 29, 2000, March 31, 2000 and October 1, 1999, respectively. The three months ended September 30, 2000 and 1999 comprised 13 weeks of activity. The six months ended September 30, 2000 and 1999 comprised 26 weeks of activity.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2. BALANCE SHEET INFORMATION

                                                        September 30,     March 31,
(In thousands)                                                   2000          2000
                                                        -------------     ---------
                                                         (unaudited)
Cash, cash equivalents and short-term investments:
   Cash                                                   $  52,794       $  60,103
   Cash equivalents                                          24,732          43,897
   Short-term investments                                   430,303         327,550
                                                          ---------       ---------
                                                          $ 507,829       $ 431,550
                                                          =========       =========
Trade accounts receivable:
   Receivables                                            $  98,880       $  53,710
   Less: allowance for doubtful accounts                     (6,281)         (6,444)
                                                          ---------       ---------
                                                          $  92,599       $  47,266
                                                          =========       =========
Inventories:
   Raw materials                                          $     616       $   2,483
   Finished goods                                             2,279           3,192
                                                          ---------       ---------
                                                          $   2,895       $   5,675
                                                          =========       =========
Equipment and leasehold improvements:
   Computer hardware and software                         $ 154,580       $ 142,290
   Office furniture and equipment                            39,212          39,330
   Leasehold improvements                                    21,703          19,585
                                                          ---------       ---------
                                                            215,495         201,205
   Less: accumulated depreciation and amortization         (154,297)       (149,300)
                                                          ---------       ---------
                                                          $  61,198       $  51,905
                                                          =========       =========
Acquired product rights:
   Acquired product rights                                $  49,059       $  54,592
   Less: accumulated amortization                           (20,066)        (20,522)
                                                          ---------       ---------
                                                          $  28,993       $  34,070
                                                          =========       =========
Goodwill:
   Goodwill                                               $ 107,555       $ 107,032
   Less: accumulated amortization                           (34,437)        (24,060)
                                                          ---------       ---------
                                                          $  73,118       $  82,972
                                                          =========       =========
Accumulated other comprehensive loss:
   Unrealized loss on available-for-sale investments      $  (8,365)      $  (2,373)
   Cumulative translation adjustment                        (39,590)        (25,334)
                                                          ---------       ---------
                                                          $ (47,955)      $ (27,707)
                                                          =========       =========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 3.  NET INCOME PER SHARE

The components of net income per share are as follows:

                                                      Three Months Ended          Six Months Ended
                                                         September 30,             September 30,
                                                     --------------------      --------------------
(In thousands, except per share data;  unaudited)     2000         1999          2000        1999
                                                     -------      -------      -------      -------
BASIC NET INCOME PER SHARE
Net income                                           $39,113      $25,832      $77,510      $49,559
                                                     =======      =======      =======      =======
Weighted average number of common
     shares outstanding during the period             61,011       57,034       60,754       56,697
                                                     =======      =======      =======      =======
Basic net income per share                           $  0.64      $  0.45      $  1.28      $  0.87
                                                     =======      =======      =======      =======

DILUTED NET INCOME PER SHARE
Net income                                           $39,113      $25,832      $77,510      $49,559
                                                     =======      =======      =======      =======
Weighted average number of common
     shares outstanding during the period             61,011       57,034       60,754       56,697
Shares issuable from assumed exercise
     of options                                        2,937        3,361        3,340        2,636
                                                     -------      -------      -------      -------
Total shares for purpose of calculating
     diluted net income per share                     63,948       60,395       64,094       59,333
                                                     =======      =======      =======      =======
Diluted net income per share                         $  0.61      $  0.43      $  1.21      $  0.84
                                                     =======      =======      =======      =======

For the three months ended September 30, 2000, and the six months ended September 30, 2000, shares issuable from assumed exercise of options exclude approximately 3,674,000 and 2,280,000 options respectively, as their effect on diluted net income per share would have been anti-dilutive. For the three months ended September 30, 1999, and the six months ended September 30, 1999, shares issuable from assumed exercise of options exclude approximately 49,000 and 1,318,000 options respectively, as their effect on diluted net income per share would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                               Three Months Ended             Six Months Ended
                                                                  September 30,                 September 30,
                                                             -----------------------       ----------------------
 (In thousands;  unaudited)                                    2000           1999           2000           1999
                                                             --------       --------       --------       -------
Net income                                                   $ 39,113       $ 25,832       $ 77,510       $49,559
Other comprehensive (loss)  income:
     Change in unrealized (loss) gain on
          available-for-sale investments,
          net of a tax (benefit) provision of ($50),
          ($3), ($2,819) and $68                                 (108)            (7)        (5,992)          163
     Change in cumulative translation adjustment,
          net of a tax provision (benefit) of ($5,739),
          $1,644, ($6,709), and $1,589                        (12,194)         3,494        (14,256)        3,376
                                                             --------       --------       --------       -------
Total other comprehensive (loss) income                       (12,302)         3,487        (20,248)        3,539
                                                             --------       --------       --------       -------
Comprehensive income                                         $ 26,811       $ 29,319       $ 57,262       $53,098
                                                             ========       ========       ========       =======

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

As of the September 2000 quarter, approximately $8.2 million has been paid for employee severance and outplacement and approximately $0.5 million has been paid for excess facilities and equipment.

Details of the fiscal 2000 restructuring charges are as follows:

                                         Cash/              Original    Amount      Amount    Balance
(In thousands)                           Non-cash            Charge      Paid      Adjusted   at 9/30/00
                                         --------------     --------   ---------   --------   ----------
Employee severance and outplacement      Cash & Non-cash     $8,733     $(8,224)      $--       $  509
Excess facilities and equipment          Cash & Non-cash        953        (445)       --          508
                                                             ------     -------       ---       ------
Total restructuring and other expenses                       $9,686     $(8,669)      $--       $1,017
                                                             ======     =======       ===       ======

During the September 1998 quarter, Symantec made a decision to restructure its operations and outsource domestic manufacturing operations. As a result, management originally recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. These estimates were subsequently revised in the September 1999 quarter, resulting in a reduction in the accruals by approximately $0.7 million. As of the September 2000 quarter, approximately $4.3 million has been paid.

Details of the fiscal 1999 restructuring charges are as follows:

                                         Cash/              Original    Amount      Amount    Balance
(In thousands)                           Non-cash            Charge      Paid      Adjusted   at 9/30/00
                                         --------------     --------   ---------   --------   ----------
Employee severance and outplacement      Cash                $3,800     $(3,800)    $  --        $ --
Excess facilities and equipment          Cash & Non-cash      1,305        (527)     (668)        110
                                                             ------     -------     -----        ----
Total restructuring and other expenses                       $5,105     $(4,327)    $(668)       $110
                                                             ======     =======     =====        ====

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 7. ACQUISITION OF 20/20 SOFTWARE

On March 31, 2000, Symantec purchased 100% of the outstanding common stock of 20/20 software ("20/20") for up to $16.5 million. The terms of the agreement require two guaranteed payments totaling approximately $7.5 million plus contingent payments based on targeted future sales of certain of our products. The contingency period is from July 1, 2000 to June 30, 2001. The maximum contingency payment per the agreement is $9.0 million. The transaction was accounted for as a purchase. In connection with the transaction, the Company originally recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $0.9 million in related income tax liabilities. In the September 2000 quarter, an additional amount of approximately $0.5 million was paid under this agreement which was recorded as additional goodwill. As the Company continues to make payments under the agreement over the contingency period, additional goodwill will be recorded equal to these payments. The goodwill and acquired product rights will be amortized over a five-year period.

NOTE 8. STOCK REPURCHASE

On March 22, 1999, the Board of Directors (the "Board") of Symantec authorized the repurchase of up to $75 million of Symantec's outstanding common stock for up to $20.00 per share. As of September 30, 2000, the Company has repurchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million. All of these shares were purchased in the June 1999 quarter.

NOTE 9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. SFAS 133 will be effective for the Company at the beginning of the June 2001 quarter for both annual and interim reporting periods. The Company is currently evaluating the potential impact of this accounting pronouncement on its required disclosures and accounting practices.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. In June 2000, the SEC released SAB No. 101B, which defers reporting the effects of the adoption of SAB No. 101 until our fourth fiscal quarter of fiscal 2001. The Company is currently evaluating the potential impact of SAB No. 101 on its required disclosures and accounting practices.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No.
25. This Interpretation clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. Management has adopted this Interpretation. As a result, the adoption of the Interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 10. SEGMENT INFORMATION

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

The following table summarizes each segment's net revenues from external customers and operating income (loss):

                            Consumer
                            and Small    Enterprise               Professional                    Total
(In thousands)              Business     Solutions    e-Support     Services       Other         Company
                            ---------    ----------   ---------   ------------    --------       --------
THREE MONTHS ENDED
SEPTEMBER 30, 2000

Revenue from
   external customers        $80,012      $45,830      $56,725      $ 9,006       $    723       $192,296

Operating income (loss)       49,223       16,667       52,698        3,387        (75,552)        46,423

Depreciation &
   amortization expense        3,050        1,747        2,162          343             28          7,330

THREE MONTHS ENDED
SEPTEMBER 30, 1999

Revenue from
   external customers         66,539       37,148       61,302        3,988         13,558        182,535

Operating income (loss)       25,973       18,156       53,595       (1,568)       (64,108)        32,048

Depreciation &
   amortization expense        2,604        1,453        2,398          156            530          7,141

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                            Consumer
                            and Small    Enterprise               Professional                   Total
(In thousands)              Business     Solutions    e-Support   Services         Other         Company
                            ---------    ----------   ---------   ------------    --------       --------
SIX MONTHS ENDED
SEPTEMBER 30, 2000

Revenue from
   external customers        155,883       94,104      115,280       16,972          1,415        383,654

Operating income (loss)       91,769       34,842      108,368        6,098       (149,333)        91,744

Depreciation &
   amortization expense        5,994        3,618        4,433          653             54         14,752

SIX MONTHS ENDED
SEPTEMBER 30, 1999

Revenue from
   external customers        141,852       73,013      109,495        7,189         26,124        357,673

Operating income (loss)       62,123       35,767       92,632       (3,028)      (127,700)        59,794

Depreciation &
   amortization expense        5,070        2,627        3,976          261            942         12,876


GEOGRAPHICAL INFORMATION

                                             Three Months Ended         Six Months Ended
                                                  September 30,            September 30,
                                         ----------------------     --------------------
(In thousands)                             2000          1999         2000        1999
                                         --------     ---------     --------    --------
Net revenues from external customers:
     United States                       $100,605     $100,378      $202,026    $200,147
     Foreign countries                     91,691       82,157       181,628     157,526
                                         --------     ---------     --------    --------
                                         $192,296     $182,535      $383,654    $357,673
                                         ========     ========      ========    ========


NOTE 11. AXENT ACQUISITION

On July 26, 2000, the Company signed an agreement to acquire 100% of the outstanding shares of AXENT Technologies, Inc ("AXENT"). Upon obtaining necessary regulatory and stockholder approvals, the Company plans to exchange one share of Symantec common stock for every two shares of AXENT outstanding common stock. The Company expects to issue approximately 15.3 million shares in the transaction. The Hart-Scott-Rodino Act waiting period expired on September 4, 2000. A Form S-4 related to the AXENT acquisition was filed with the Securities and Exchange Commission on September 20, 2000. Amendment No. 1 to the Form S-4 was filed on November 3, 2000. The shareholders of Symantec and AXENT will meet separately on December 15, 2000 to vote on the merger and, if approved, it is contemplated that the merger will be consummated promptly thereafter.

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

OUR INCREASED SALES OF ENTERPRISE-WIDE SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS. Sales of enterprise-wide site licenses through our Enterprise Solutions segment are a major portion of our business. This enterprise market has significantly different characteristics than the consumer market and requires different skills and resources to penetrate. Licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

WE RECENTLY RESTRUCTURED OUR INTERNAL FOCUS AND OPERATIONS AND WE COULD INCUR ADVERSE OPERATING CONSEQUENCES AS A RESULT OF THESE CHANGES. In fiscal 2000, we restructured our operations on the basis of a customer segment orientation rather than a product oriented structure. We also divested two product lines that did not fit with our future focus. Changes of this nature inevitably cause disruptions within an organization that may adversely affect results as the changes are being absorbed, and these changes may not achieve their desired long-term benefits. Overseeing these changes requires significant attention from our senior management and may detract from senior management's ability to focus on other important opportunities or problems that might confront us. We have lost personnel, including management, and we may continue to do so as a consequence of these and similar changes. In addition, we may not be able to introduce new products that are as beneficial to us as those that we divested.

WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS, WHICH GIVE RISE TO A NUMBER OF RISKS THAT COULD HAVE ADVERSE CONSEQUENCES FOR OUR FUTURE OPERATING RESULTS. We have made seven acquisitions within the last two fiscal years and have recently announced our agreement to acquire AXENT Technologies, Inc., which we expect to complete in our third quarter of fiscal 2001. The agreement is subject to typical closing conditions. If these conditions are not satisfied, the acquisition may not be consummated. We may also complete material acquisitions in the future. Integrating acquired businesses into our existing business may distract our management focus from other opportunities and challenges. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of goodwill and other intangible assets that will be amortized in future years and our future operating results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with these charges. In addition, a number of our recent acquisitions have resulted in our incurring substantial write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. We may issue equity, or incur debt financing, for future acquisitions that are dilutive to our existing stockholders.

INTEGRATION OF AXENT TECHNOLOGIES, INC. MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS. Our merger with AXENT involves risks related to the integration and management of acquired technology, operations and personnel. The integration of AXENT with our business will be a complex, time-consuming and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

expensive process and may disrupt our business if not completed in a timely and efficient manner. Following the merger, we must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

We may both encounter substantial difficulties, costs and delays involved in integrating our operations, including:

        - potential conflicts between business cultures;

        - perceived adverse changes in business focus;

        - potential conflicts in distribution, marketing or other important relationships; and

        - the loss of key employees and/or the diversion of management's attention from other ongoing business concerns.

IF WE DO NOT SUCCESSFULLY INTEGRATE AXENT, OR IF THE MERGER'S BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE.

The market price of our common stock could decline if:

        - the integration of AXENT is unsuccessful;

        - we are unable to successfully market our products and services to AXENT's customers or AXENT's products and services to our customers;

        - we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as both AXENT and we do; or

        - the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

THE COSTS TO COMPLETE OUR MERGER WITH AXENT ARE SUBSTANTIAL. THESE COSTS AND THE MANNER OF ACCOUNTING FOR THE MERGER MAY AFFECT OUR RESULTS OF OPERATIONS. Completion of the merger will result in costs relating to combining the businesses of the two companies and the fees of financial advisors, attorneys, consultants and accountants. In addition, we will also incur costs upon completion of the merger, or shortly thereafter, related to consolidation of sites and severance paid to certain employees as a result of this consolidation. The extent of these costs is not yet determined. In any event, any costs associated with the merger would negatively affect our results of operations in the quarter in which the merger is completed or future quarters as some additional costs would result in additional quarterly amortization.

In the quarter in which the merger is completed, we expect to incur a one-time accounting charge of approximately $22 million related to AXENT's in-process research and development expenses. This charge is likely to considerably reduce our earnings in that quarter. Furthermore, if the merger is completed, we will amortize over four years approximately $750 million in value of the tradename, workforce-in-place, goodwill, developed technology and other intangible AXENT assets that we will capitalize on our balance sheet as a result of the merger. This amortization will reduce our earnings over that period. In addition, AXENT's historical operating results have been considerably less profitable than ours, which may adversely affect our combined operating results in the future. Our future operating results will be adversely affected if we do not achieve benefits from this merger commensurate with these charges.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED BY THIS COMPETITION. Our markets are intensely competitive. This competition could adversely affect our operating results by reducing our sales or the prices we can charge for our products. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems and we may not be able to respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products or to markets that are more successful than we anticipate.

INTRODUCTION OF NEW OPERATING SYSTEMS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS AND STOCK PRICE. The inclusion of security or anti-virus tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in new or upcoming versions of Windows, such as current and future editions of Windows 2000, which directly compete with our products, may decrease or delay the demand for certain of our products, including those currently under development and products specifically intended for Windows 2000. Our financial results and our stock price declined significantly within approximately six months after the releases of Windows 3.1, Windows 95 and Windows 98. The consumer/desktop oriented Windows Millennium Edition, the successor to Windows 98, was released in the September 2000 quarter, and, as a result, we could face adverse financial results and additional stock price declines. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

With the rise of Linux-based operating systems, we may lose market share if we are unable to significantly penetrate the Linux-based market in a timely and effective manner.

OUR EARNINGS AND STOCK PRICE ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS. Due to many factors, including those noted in this section, our earnings and stock price have been and may continue to be subject to significant volatility. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS HAVE AFFECTED OUR STOCK PRICE IN THE PAST AND COULD AFFECT OUR STOCK PRICE IN THE FUTURE. If our quarterly operating results fail to meet the expectations of analysts, the trading price of shares of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

        - the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

        - the introduction of competitive products by existing or new competitors;

        - reduced demand for any given product;

        - seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

        - the market's transition between new releases of operating systems.

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that a significant portion of our net revenues have historically been generated during the last month of each fiscal quarter. Most resellers tend to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. In part, this is because these two groups are able, or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


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

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. A significant portion of our net revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. During the September 2000 quarter, fluctuations in foreign currency significantly and adversely affected our operating results. Our future operating results could be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country's political and economic structure.

WE MUST EFFECTIVELY ADAPT TO CHANGES IN A DYNAMIC TECHNOLOGICAL ENVIRONMENT. We are increasingly focused on the Internet security market, which, in turn is dependent on further acceptance of the Internet. The following critical issues concerning the use of the Internet remain unresolved and may affect the market for our products and the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products:

        - security;

        - reliability;

        - cost;

        - ease of use;

        - accessibility;

        - quality of service; and

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

WE DEPEND ON INTERNAL COMMUNICATIONS SYSTEMS THAT MAY BE DISRUPTED. Our order entry and product shipping centers are geographically dispersed. A business disruption could occur as a result of natural disasters or the interruption in service by communications carriers. If our communications between these centers are disrupted, particularly at the end of a fiscal quarter, we may suffer an unexpected shortfall in net revenues and a resulting adverse impact on our operating results. Communications and Internet connectivity disruptions may also cause delays in customer access to our Internet-based services or product sales.

WE EXPECT TO MAKE SUBSTANTIAL CHANGES TO OUR INFORMATION SYSTEMS THAT COULD DISRUPT OUR BUSINESS. The information systems that support our accounting, finance and manufacturing systems are based on Oracle 10.7, and many of the business applications used in other aspects of our business have been tightly coupled with Oracle 10.7. Oracle has released a new version, 11i, and has announced that support for 10.7 will be discontinued at the end of 2001. In addition, as our business has grown, we have developed needs for an increasing robust customer relationship management ("CRM") system. Over the next 18 months, we will be transitioning to Oracle 11i and a new CRM system. Failure to manage a smooth transition to the new systems could result in a material adverse effect on our business operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


WE ARE SUBJECT TO LITIGATION THAT COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS. From time to time, we may be subject to claims that we have infringed the intellectual property rights of others, or other product liability claims, or other claims incidental to our business. We are currently involved in a number of lawsuits. For a discussion of material changes and events related to our current litigation, see Note 5 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q and our previously filed Form 10-K for the year ended March 31, 2000. We intend to defend all of these lawsuits vigorously. However, it is possible that we could suffer an unfavorable outcome in one or more of these cases. Depending on the amount and timing of any unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

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

THE TREND TOWARD CONSOLIDATION IN THE SOFTWARE INDUSTRY COULD IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive condition. In addition, to the extent that we seek to expand our product lines, and skills and capacity through acquisitions, the trend toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

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

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY NOT BE ADEQUATELY PROTECTED FROM ALL UNAUTHORIZED USES. We regard our software and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. All of our products are protected by copyright laws, and we have a number of patents and patent applications pending. We may not achieve the desired protection from, and third parties may design around, our patents. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

OUR PRODUCTS ARE COMPLEX AND ARE OPERATED IN A WIDE VARIETY OF COMPUTER CONFIGURATIONS, WHICH COULD RESULT IN ERRORS OR PRODUCTS FAILURES. Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may disclose undetected errors, failures or bugs in our products. In the past, we have discovered software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays or lost revenues during the period required to correct these errors. Our customers' computer environments are often characterized by a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating such problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which would adversely affect results of operations.

Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions.

INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS. Like many companies in the software industry, technical support costs comprise a significant portion of our operating costs and expenses. Over the short term, we may be unable to respond to fluctuations in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further, customer demand for these services could cause increases in the costs of providing such services and adversely affect our operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


OVERVIEW

Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. As a leader in Internet security, we offer a breadth of solutions including virus protection, risk management, Internet content and e-mail filtering, remote management and mobile code detection technologies to enterprises and individual customers. Founded in 1982, we have offices in 34 countries worldwide. The September 30, 2000 and 1999 quarters closed on September 29, 2000 and October 1, 1999, respectively, and each comprised 13 weeks of revenue and expense activity. Each of the six month periods ended September 30, 2000 and 1999 comprised 26 weeks of revenue and expense activity.

RESULTS OF OPERATIONS

The following table sets forth each item from our consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

                                                      Three Months        Percent           Six Months          Percent
                                                         Ended            Change               Ended            Change
                                                     September 30,       in Dollar         September 30,       in Dollar
                                                    2000        1999      Amounts         2000        1999      Amounts
                                                    ----        ----     ---------        ----        ----     ---------
(Unaudited)
Net revenues ...............................        100%        100%           5%         100%        100%           7%
Cost of revenues ...........................         14          17          (13)          14          17          (11)
                                                    ---         ---         ----          ---         ---         ----
       Gross margin ........................         86          83            9           86          83           11
Operating expenses:
     Research and development ..............         15          15            5           14          15           (1)
     Sales and marketing ...................         39          42           (1)          40          42            2
     General and administrative ............          5           5           (3)           5           5            5
     Amortization of goodwill ..............          3           3            1            3           3           14
     Amortization of other intangibles .....         --          --           23           --          --            *
     Acquired in-process research and
         development .......................         --           1         (100)          --          --            *
     Restructuring and other expense .......         --          --            *           --           1            *
                                                    ---         ---         ----          ---         ---         ----
       Total operating expenses ............         62          66           (1)          62          66            1
                                                    ---         ---         ----          ---         ---         ----
Operating income ...........................         24          17           45           24          17           53
Interest income ............................          4           1          222            4           1          214
Income, net of expense, from sale of
         technologies and product lines ....          3           3            5            3           3           13
Other (expense) income, net ................         --          --            *           --          --            *
                                                    ---         ---         ----          ---         ---         ----
 Income before income taxes ................         31          21           52           31          21           58
Provision for income taxes .................         11           7           52           10           7           60
                                                    ---         ---         ----          ---         ---         ----
Net income .................................         20%         14%          51           21%         14%          56
                                                    ===         ===         ====          ===         ===         ====

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


NET REVENUES

Net revenues increased 5% to $192.3 million in the September 2000 quarter from $182.5 million in the September 1999 quarter. Revenue growth in the September 2000 quarter compared to the September 1999 quarter was attributable to growth in our Consumer and Small Business and Enterprise Solutions segments, partially offset by a decline in our e-Support and Other segments' revenues. The revenue increase in the Consumer and Small Business and Enterprise Solutions segments was due to strong growth in our anti-virus solutions. The revenue decline in our e-Support segment was due primarily to weakness in demand for our pcANYWHERE product line. The revenue decline in our Other segment was due primarily to our divestiture of our ACT! and Visual Cafe product lines in the December 1999 quarter, which revenues are included in the September 1999 quarter.

Net revenues increased 7% to $383.7 million in the six month period ended September 30, 2000 from $357.7 million in the comparable period ended September 30, 1999. The increase in total revenue was due to growth in all of the segments except for the Other segment.

INTERNATIONAL

     Net revenues from sales outside of North America were $84.2 million and $74.9 million and represented 44% and 41% of total net revenues in the quarters ended September 30, 2000 and 1999, respectively. Net revenues from international sales outside of North America were $167.9 million and $142.8 million and represented 44% and 40% of total net revenues in the six month periods ended September 30, 2000 and 1999, respectively. International net revenues in the three and six month periods ended September 30, 2000 were negatively impacted by the strength of the U.S. dollar which resulted in a $6.5 million and $8.9 million revenue decline, respectively, as compared to the functional rates in effect during the three and six month periods ended September 30, 1999. There are no assurances that there will not be a continued decline due to the weakness of foreign currencies.

SEGMENTS

The Consumer and Small Business segment provides security and problem-solving products to individual consumers, home offices and small businesses. The segment's charter is to ensure that consumers and their information are secure and protected in a connected world. The Consumer and Small Business segment comprised approximately 42% and 37% of net revenues in the quarters ended September 30, 2000 and 1999, respectively. The Consumer and Small Business segment comprised approximately 41% and 40% of net revenues in the six month periods ended September 30, 2000 and 1999, respectively. Increased net revenues for this segment in both the three and six month periods ended September 30, 2000, compared to the three and six month periods ended September 30, 1999, were primarily related to strong growth with our anti-virus and suite solutions.

The Enterprise Solutions segment provides a broad range of security solutions for our enterprise customers. Our enterprise customers need to protect their businesses from the threats associated with the use of the Internet. The Enterprise Solutions segment comprised approximately 24% and 20% of net revenues in the quarters ended September 30, 2000 and 1999, respectively. The Enterprise Solutions segment comprised approximately 25% and 20% of net revenues in the six month periods ended September 30, 2000 and 1999, respectively. Increased net revenues for this segment in both the three and six month periods ended September 30, 2000, compared to the three and six month periods ended September 30, 1999, were primarily related to strong growth in our corporate anti-virus and desktop firewall solutions.

The e-Support segment offers products that enable companies to be more effective and efficient within their IT departments. Remote management solutions help remote professionals to remain productive while providing companies access to information, applications and data from any location. The e-Support segment comprised approximately 29% and 34% of net revenues in the quarters ended September 30, 2000 and 1999, respectively. The e-Support segment comprised approximately 30% and 31% of net revenues in the six month periods ended September 30, 2000 and 1999, respectively. The segment's net revenues were lower in the quarter ended September 30, 2000 over the quarter ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


September 30, 1999, due to a decline in sales of our pcANYWHERE product, partially offset by growth of our Ghost product. The segment's net revenues remained relatively flat for the six month period ended September 30, 2000 compared to the six month period ended September 30, 1999.

The Professional Services segment provides fee-based technical support and consulting services to enterprise customers to assist them with the planning, design and implementation of enterprise security solutions in the anti-virus and Internet content filtering technologies. The Professional Services segment comprised approximately 5% and 2% of net revenues for the quarters ended September 30, 2000 and 1999, respectively. The Professional Services segment comprised approximately 4% and 2% of net revenues in the six month periods ended September 30, 2000 and 1999, respectively. Increased net revenues for this segment in both the three and six month periods ended September 30, 2000, compared to the three and six month periods ended September 30, 1999, were primarily related to growth in demand for product technical support.

The Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations of our ACT! and Visual Cafe product lines that we divested in the December 1999 quarter. The Other segment comprised approximately 0% and 7% of net revenues in the quarters ended September 30, 2000 and 1999, respectively, as well as in the six month periods ended September 30, 2000 and 1999, respectively. The segment's net revenues were lower in the three and six months ended September 30, 2000 over the three and six months ended September 30, 1999, due to our divestiture of the ACT! and Visual Cafe product lines in the December 1999 quarter, which revenues had been included in the fiscal 2000 periods.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software, or acquired product rights.

Gross margin increased to 86% of net revenues in both the September 2000 quarter and the six month period ending September 30, 2000 from 83% in the September 1999 quarter and the six month period ended September 30, 1999. Factors contributing to the increase in gross margin percentage include substantial cost savings achieved in reduced packaging costs and standardized packaging.

Amortization and write-off of acquired product rights totaled approximately $2.6 million and $2.2 million for the September 2000 and 1999 quarters, respectively. Amortization and write-off of acquired product rights totaled approximately $5.1 million and $4.2 million for the six month periods ended September 2000 and 1999, respectively. The increase is due to our acquisitions in fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 5% from approximately $27.3 million in the September 1999 quarter to $28.7 million in the September 2000 quarter primarily due to an increase in headcount related to the Enterprise Solutions segment. This increase was partially offset by reduced expenses associated with the divested ACT! and Visual Cafe product lines. Research and development expenses decreased 1% from approximately $54.9 million for the six months ending September 1999 to $54.5 million for the six months ending September 2000 primarily due to a drop in headcount following our divestiture of ACT! and Visual Cafe in the December 1999 quarter.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased 1% from approximately $75.9 million in the September 1999 quarter to $75.4 million in the September 2000 quarter. Sales and marketing expenses decreased slightly due to reduced expenses associated with the divested ACT! and Visual Cafe product lines, which was partially offset by increased sales force headcount in the Enterprise Solutions segment. Sales and marketing expenses increased 2% from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


approximately $149.4 million for the six months ending September 1999 to $152.4 million for the six months ending September 2000. This increase is primarily due to growth in headcount in our Professional Services segment, and related expenses in the June 2000 quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses remained flat at 5% of net revenues in both the three month periods ended September 2000 and 1999, and in both the six month periods ended September 2000 and 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles increased approximately $0.1 million from $5.4 million in the September 1999 quarter to $5.5 million in the September 2000 quarter. Amortization of goodwill and other intangibles increased approximately $1.4 million from $9.5 million in the six months ending September 1999 to $10.9 million for the six months ending September 2000. The increase is due to amortization of additional goodwill and other intangibles from acquisitions we made in the last half of fiscal 2000.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in-process research and development was $1.2 million in both the three and six month periods ending September 30, 1999, due to our acquisition of URLabs, Inc. There were no acquired in-process research and development expenses in fiscal 2001.

RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses amounted to approximately $2.8 million for the six months ended September 30, 1999, for certain costs related to an agreement reached with our former CEO. These costs were comprised of severance and acceleration of unvested stock options. There were no restructuring and other expenses in the six months ended September 30, 2000. See Note 6 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

INTEREST AND OTHER INCOME

Interest income was approximately $8.0 million and $2.5 million in the quarters ended September 30, 2000 and 1999, respectively. Interest income increased 222% in the quarter ended September 30, 2000 over the quarter ended September 30, 1999, primarily due to higher invested cash balances and higher average interest rates for the September 2000 quarter compared to the September 1999 quarter.

Interest income was approximately $14.7 million and $4.7 million in the six months ended September 30, 2000 and 1999, respectively. Interest income increased 214% in the six months ended September 30, 2000 over the six months ended September 30, 1999, primarily due to higher average invested cash balances and higher average interest rates.

Other income (expense) was relatively flat at approximately ($0.3) million and ($0.4) million in the quarters ended September 30, 2000 and 1999, respectively. Other income was relatively flat at less than $0.1 million and approximately $0.2 million in the six months ended September 30, 2000 and 1999, respectively.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

Income, net of expense, from sale of technologies and product lines increased from $5.0 million in the September 1999 quarter compared to $5.3 million in the September 2000 quarter. The $5.0 million in the September 1999 quarter was related to payments from JetForm and the $5.3 million in the September 2000 quarter was related to royalties and other transition fees received as a result of our sale of the ACT! and Visual Cafe product lines. Income, net of expense, from sale of technologies and product lines increased from $9.9 million in the six month period ending

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


September 1999 to $11.2 million in the six month period ending September 2000. The $9.9 million in the six month period ending September 1999 was related to payments from JetForm and the $11.2 million in the six month period ending September 2000 was related to royalties and other transition fees received as a result of our sale of the ACT! and Visual Cafe product lines.

INCOME TAX PROVISION

Excluding the impact of goodwill amortization, restructuring charges and acquired in-process research and development charges, the effective tax rate on income before income taxes was 32% for the three and six months ended September 30, 2000 and September 30, 1999. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on our Irish operations.

The tax provision for the six months ended September 2000 consists of a 32% tax rate applied to income before income taxes and goodwill amortization of $128.1 million, and a $0.8 million tax benefit on $10.4 million of goodwill amortization. Similarly, the tax provision for the six months ended September 1999 consists of a 32% tax rate applied to income from ongoing operations and a $3.0 million tax benefit on $13.1 million of goodwill amortization and charges for restructuring and acquired in-process research and development. The tax benefit on the goodwill amortization, restructuring and acquired in-process research and development charges is less than the U.S. federal statutory tax rate due to non-deductible in-process research and development charges and certain non-deductible restructuring charges.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased approximately $76 million to $508 million at September 30, 2000 from $432 million at March 31, 2000. This increase is largely due to cash provided from operating activities and net proceeds from the exercise of stock options under our stock option plans, partially offset by cash paid for capital expenditures and investments.

In addition to cash and short-term investments, we have approximately $72 million of restricted investments as of September 30, 2000 related to collateral requirements under certain lease agreements. We are obligated under these lease agreements for two existing office buildings in Cupertino, California, to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

Net cash provided by operating activities was approximately $121 million and was comprised of net income of $78 million, non-cash related expenses of $29 million and a net decrease in assets net of liabilities of $14 million.

Net trade accounts receivable increased $46 million to $93 million at September 30, 2000, from $47 million at March 31, 2000, primarily due to an increase in revenues in the month of September 2000 compared to the month of March 2000 in most of our regions.

On March 22, 1999, our Board of Directors authorized the repurchase of up to $75 million of our outstanding common stock, with no expiration date for up to $20.00 per share. As of September 30, 2000, we have purchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million. All of these shares were purchased in the June 1999 quarter.

We have a $10 million line of credit, which expires in May 2001. We were in compliance with the debt covenants for this line of credit as of September 30, 2000. As of September 30, 2000, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions may cause us to be in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to equity price risk on the marketable portion of our portfolio of equity securities. We typically do not attempt to reduce or eliminate the market exposure on our securities. As of March 31, 2000, these securities consisted of approximately 600,000 shares of Interact Commerce Corporation, a publicly traded company (Nasdaq symbol "IACT"), with a market value of approximately $16.9 million. Since April 2000, many high-technology stocks have experienced increased volatility and a significant decrease in value, including these shares. If these securities had been valued using prices as of October 24, 2000, the value of these securities would have decreased by approximately $11.3 million as compared to the March 31, 2000 value. The value of these securities may vary over time and the value as of October 24, 2000 was approximately $5.6 million.

In the September 2000 quarter we made an investment of $18 million in a non-public Internet technology company. As of September 30, 2000 we believe the value of this investment has not significantly changed.

We believe there has been no other significant changes in our market risk exposures as what was previously disclosed in our Form 10-K for the year ended March 31, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 5 of Notes to Condensed Consolidated Financial Statements included herein on page 9 of this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Symantec was held on September 18, 2000 with adjournments on September 22, 2000 and October 3, 2000.

(b) Matters voted on at the meeting and votes cast on each were as follows:

                                                                             Total Vote         Authority
                                                          Total Vote          Withheld          Withheld
                                                          For Each           From Each          From All
                                                          Director            Director          Nominees
                                                          ----------         ----------         ---------
1.   To elect eight directors to Symantec's Board
     of Directors, each to hold office until his
     or her successor is elected and qualified or
     until his or her earlier resignation or removal.

     Tania Amochaev..............................         52,873,831           227,293               --
     Charles M. Boesenberg.......................         52,137,568           963,556               --
     Dr. Per-Kristian Halvorsen..................         52,877,755           223,369               --
     Robert S. Miller............................         52,886,818           214,306               --
     Bill Owens..................................         52,879,156           221,968               --
     George Reyes................................         52,881,122           220,002               --
     Daniel H. Schulman..........................         52,872,837           228,287               --
     John W. Thompson............................         52,889,331           211,793               --

                                                                                                              Broker
                                                              For            Against          Abstain       "Non-Votes"
                                                          ----------        ----------        -------       -----------
2.   To consider and act upon a proposal to               22,517,176        21,332,646        222,001        10,579,462
     (i) amend Symantec's 1996 Equity Incentive
     Plan (the "96 Plan") to make available for
     issuance an additional 3,022,900 shares of
     Symantec Common Stock, which will raise the
     96 Plan's limit on shares that may be issued
     pursuant to awards granted from 12,213,202 to
     15,236,102.

                                                                                                              Broker
                                                              For            Against          Abstain       "Non-Votes"
                                                          ----------        ----------        -------       -----------
3.   To consider and act upon a proposal to approve       38,242,892        3,632,639         230,536        10,995,057
     Symantec's 2000 Director Equity Incentive Plan
     (the "Director Plan").

4.   To consider and act upon a proposal to ratify        52,974,012           81,776          45,336                --
     the Board of Director's selection of Ernst &
     Young LLP as Symantec's independent auditors
     for the 2001 fiscal year.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

      2.01    The AXENT Merger Agreement. (Incorporated by reference to
              Registrant's Report S-4 filed on September 20, 2000.)

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

      10.01 Symantec Corporation 1999 Acquisition Plan Stock Option Agreement with Acceleration by and between Symantec Corporation and Gary P.
              Warren. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)

      10.02   Employment offer by and between Symantec Corporation and Ron
              Moritz. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)

      10.03   Employment offer by and between Symantec Corporation and Gail
              Hamilton. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)

      10.04   The Registrant's 2000 Directors Equity Incentive Plan.
              (Incorporated by reference to Registrant's Report S-8 filed
              October 10, 2000.)

      27.1    Financial Data Schedule for the Six Months Ended September 30, 2000.

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

Date: November 13, 2000                     SYMANTEC CORPORATION



                                            By /s/ John W. Thompson
                                               ---------------------------------
                                               John W. Thompson
                                               Chairman, President and
                                               Chief Executive Officer


                                             By /s/ Gregory Myers
                                               ---------------------------------
                                               Gregory Myers
                                               Chief Financial Officer and
                                               Chief Accounting Officer

                                 EXHIBIT INDEX

                                  Description
    Exhibits.

      2.01    The AXENT Merger Agreement. (Incorporated by reference to
              Registrant's Report S-4 filed on September 20, 2000.)

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

      10.01 Symantec Corporation 1999 Acquisition Plan Stock Option Agreement with Acceleration by and between Symantec Corporation and Gary P.
              Warren. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)

      10.02   Employment offer by and between Symantec Corporation and Ron
              Moritz. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)

      10.03   Employment offer by and between Symantec Corporation and Gail
              Hamilton. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)

      10.04   The Registrant's 2000 Directors Equity Incentive Plan.
              (Incorporated by reference to Registrant's Report S-8 filed
              October 10, 2000.)

      27.1    Financial Data Schedule for the Six Months Ended September 30, 2000.