Form 10-Q
period 2000-12-29
SYMANTEC CORP
filed 2001-02-12
CIK 849399

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

     (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2000.

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
          _______.

                         COMMISSION FILE NUMBER 0-17781

--------------------------------------------------------------------------------

                              SYMANTEC CORPORATION
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                     77-0181864
        (State or other jurisdiction of                       (I.R.S. employer
          incorporation or organization)                     identification no.)

20330 STEVENS CREEK BLVD., CUPERTINO, CALIFORNIA                 95014-2132
    (Address of principal executive offices)                     (zip code)
Registrant's telephone number, including area code:            (408) 517-8000

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

                    YES   X                             NO
                        ------                             ------

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,305,585 shares of Delrina exchangeable stock, as of January 26, 2001:

   COMMON STOCK, PAR VALUE $0.01 PER SHARE                     75,647,449 SHARES

================================================================================

                              SYMANTEC CORPORATION

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED DECEMBER 29, 2000

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                   Page
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
              as of December 31, 2000 and March 31, 2000.........................................    3

         Condensed Consolidated Statements of Income
              for the three and nine months ended December 31, 2000 and 1999.....................    4

         Condensed Consolidated Statements of Cash Flow
              for the nine months ended December 31, 2000 and 1999...............................    5

         Notes to Condensed Consolidated Financial Statements....................................    6

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................................   16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................   29

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   30

Item 4.  Submission of Matters to a Vote of Security Holders.....................................   30

Item 6.  Exhibits and Reports on Form 8-K........................................................   30

Signatures.......................................................................................   32

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            December 31,       March 31,
(In thousands)                                                                 2000              2000
----------------------------------------------------------------------      -----------       -----------
ASSETS                                                                      (unaudited)
Current assets:
     Cash, cash equivalents and short-term investments ...............      $   715,904       $   431,550
     Trade accounts receivable .......................................          117,663            47,266
     Inventories .....................................................            4,636             5,675
     Deferred income taxes ...........................................           50,423            40,189
     Other ...........................................................           23,310            20,857
                                                                            -----------       -----------
       Total current assets ..........................................          911,936           545,537

Restricted investments ...............................................           73,310            81,956
Equipment and leasehold improvements, net ............................           77,005            51,905
Deferred income taxes ................................................            4,247            38,827
Acquired product rights, net .........................................          116,412            34,070
Goodwill, net ........................................................          771,145            82,972
Other, net ...........................................................           38,250            10,760
                                                                            -----------       -----------
                                                                            $ 1,992,305       $   846,027
                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................      $    59,473       $    43,030
     Accrued compensation and benefits ...............................           32,496            25,714
     Deferred revenue ................................................          162,085            90,813
     Other accrued expenses ..........................................           46,896            61,594
     Income taxes payable ............................................           58,692             5,366
                                                                            -----------       -----------
       Total current liabilities .....................................          359,642           226,517

Long-term obligations ................................................            2,363             1,553

Commitments and contingencies

Stockholders' equity:
     Preferred stock (authorized: 1,000; issued and outstanding: none)             --                --
     Common stock (authorized: 300,000; issued and outstanding: 75,974
       and 60,309 shares, respectively) ..............................              760               603
     Capital in excess of par value ..................................        1,367,202           435,663
     Notes receivable from stockholders ..............................             --                 (24)
     Unearned compensation ...........................................           (1,181)             (677)
     Retained earnings ...............................................          301,483           210,099
     Accumulated other comprehensive loss ............................          (37,964)          (27,707)
                                                                            -----------       -----------
       Total stockholders' equity ....................................        1,630,300           617,957
                                                                            -----------       -----------

                                                                            $ 1,992,305       $   846,027
                                                                            ===========       ===========

The accompany Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended              Nine Months Ended
                                                                     December 31,                   December 31,
                                                        -------------------------      -------------------------
(In thousands, except per share data; unaudited)           2000            1999           2000            1999
--------------------------------------------------      ---------       ---------      ---------       ---------
Net revenues .....................................      $ 219,294       $ 200,847      $ 602,948       $ 558,520
Cost of revenues .................................         30,938          30,799         85,383          92,064
                                                        ---------       ---------      ---------       ---------
     Gross margin ................................        188,356         170,048        517,565         466,456

Operating expenses:
     Research and development ....................         31,524          28,674         86,004          83,583
     Sales and marketing .........................         87,093          80,603        239,489         230,030
     General and administrative ..................         11,297          12,673         30,949          31,427
     Amortization of goodwill ....................         11,965           4,287         22,342          13,391
     Amortization of other intangibles
          from acquisitions ......................            320             250            880             657
     Acquired in-process
          research and development ...............         22,300            --           22,300           1,200
     Restructuring and other expenses ............          1,282           2,246          1,282           5,059
                                                        ---------       ---------      ---------       ---------
     Total operating expenses ....................        165,781         128,733        403,246         365,347
                                                        ---------       ---------      ---------       ---------
Operating income .................................         22,575          41,315        114,319         101,109

     Interest income .............................          8,797           3,116         23,506           7,807
     Income, net of expense, from sale of
       technologies and product lines ............          5,000          89,967         16,198          99,867
     Other (expense) income, net .................           (126)            771            (99)            982
                                                        ---------       ---------      ---------       ---------
Income before income taxes .......................         36,246         135,169        153,924         209,765
     Provision for income taxes ..................         22,372          46,156         62,540          71,193
                                                        ---------       ---------      ---------       ---------
Net income .......................................      $  13,874       $  89,013      $  91,384       $ 138,572
                                                        =========       =========      =========       =========
Net income per share - basic .....................      $    0.22       $    1.52      $    1.49       $    2.42
                                                        =========       =========      =========       =========
Net income per share - diluted ...................      $    0.21       $    1.41      $    1.41       $    2.27
                                                        =========       =========      =========       =========
Shares used to compute net income
      per share - basic ..........................         63,071          58,400         61,527          57,265
                                                        =========       =========      =========       =========
Shares used to compute net income
     per share - diluted .........................         65,484          63,020         64,904          61,058
                                                        =========       =========      =========       =========

The accompany Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                  Nine Months Ended
                                                                                                       December 31,
                                                                                          -------------------------
(In thousands; unaudited)                                                                   2000            1999
------------------------------------------------------------------------------------      ---------       ---------
Operating Activities:
   Net income ......................................................................      $  91,384       $ 138,572
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of equipment and leasehold improvements .........         20,751          18,133
     Amortization and write-off of capitalized software development costs ..........          6,925           7,792
     Amortization of goodwill ......................................................         22,342          13,391
     Write-off of acquired in-process research and development .....................         22,300           1,200
     Write-off of equipment and leasehold improvements .............................          1,396           2,097
     Deferred income taxes .........................................................         (5,064)        (26,273)
     Gain on divestiture of product lines ..........................................           --           (86,808)
     Net change in assets and liabilities, excluding effects of  acquisitions:
       Trade accounts receivable ...................................................        (45,213)         28,744
       Inventories .................................................................            923          (2,045)
       Other current assets ........................................................          1,321             967
       Other assets ................................................................            729            (370)
       Accounts payable ............................................................          5,980          (3,186)
       Accrued compensation and benefits ...........................................          7,042           2,931
       Other accrued expenses ......................................................        (24,414)          3,401
       Deferred revenue ............................................................         51,423          29,970
       Income taxes payable ........................................................         53,188           5,243
       Income tax benefit from stock options .......................................          2,236          40,547
                                                                                          ---------       ---------
Net cash provided by operating activities ..........................................        213,249         174,306
                                                                                          ---------       ---------
Investing Activities:
   Capital expenditures ............................................................        (33,953)        (23,215)
   Purchased intangibles ...........................................................         (1,561)         (1,000)
   Proceeds from divestiture of Visual Cafe product line ...........................           --            75,000
   Cash paid to 20/20 Software shareholders ........................................         (8,000)           --
   Purchase of URLabs ..............................................................           --           (42,100)
   Purchase of remaining minority interest in Quarterdeck ..........................           --           (16,394)
   Cash acquired from AXENT acquisition ............................................         37,414            --
   Payment of note related to purchase of IBM's anti-virus business ................           --            (8,000)
   Purchases of marketable securities ..............................................       (434,190)       (180,044)
   Proceeds from sales of marketable securities ....................................        366,653          52,551
   Proceeds from sales of long-term, restricted investments and other investments ..          8,646           4,270
   Purchases of long-term, restricted investments, and other investments ...........        (18,000)         (9,546)
                                                                                          ---------       ---------
Net cash used in investing activities ..............................................        (82,991)       (148,478)
                                                                                          ---------       ---------
Financing Activities:
   Net proceeds from sales of common stock and other ...............................         23,613          51,364
   Repurchases of common stock .....................................................           --           (18,722)
                                                                                          ---------       ---------
Net cash provided by financing activities ..........................................         23,613          32,642
Effect of exchange rate fluctuations on cash and cash equivalents ..................         (2,335)          1,245
                                                                                          ---------       ---------
Increase in cash and cash equivalents ..............................................        151,536          59,715
Beginning cash and cash equivalents ................................................        104,000         153,873
                                                                                          ---------       ---------
Ending cash and cash equivalents ...................................................      $ 255,536       $ 213,588
                                                                                          =========       =========

The accompany Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The condensed consolidated financial statements of Symantec Corporation ("Symantec" or the "Company") as of December 31, 2000, and for the three and nine months ended December 31, 2000 and 1999, are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Symantec's Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

Symantec has a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2000, March 31, 2000 and December 31, 1999 reflect amounts as of and for the periods ended December 29, 2000, March 31, 2000 and December 31, 1999, respectively. The three months ended December 31, 2000 and 1999 comprised 13 weeks of activity. The nine months ended December 31, 2000 and 1999 comprised 39 weeks of activity.

On December 18, 2000, the Company acquired AXENT Technologies, Inc. ("AXENT") (See Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q). This acquisition was accounted for as a purchase. The results of operations from this acquisition have been included in Symantec's results of operations from the date of acquisition.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 2.  BALANCE SHEET INFORMATION

                                                          December 31,       March 31,
(In thousands)                                                    2000            2000
-------------------------------------------------------   ------------       ---------
                                                           (unaudited)
Cash, cash equivalents and short-term investments:
   Cash ...............................................      $  81,294       $  60,103
   Cash equivalents ...................................        174,242          43,897
   Short-term investments .............................        460,368         327,550
                                                             ---------       ---------
                                                             $ 715,904       $ 431,550
                                                             =========       =========
Trade accounts receivable:
   Receivables ........................................      $ 127,452       $  53,710
   Less: allowance for doubtful accounts ..............         (9,789)         (6,444)
                                                             ---------       ---------
                                                             $ 117,663       $  47,266
                                                             =========       =========
Inventories:
   Raw materials ......................................      $   1,161       $   2,483
   Finished goods .....................................          3,475           3,192
                                                             ---------       ---------
                                                             $   4,636       $   5,675
                                                             =========       =========
Equipment and leasehold improvements:
   Computer hardware and software .....................      $ 180,701       $ 142,290
   Office furniture and equipment .....................         45,002          39,330
   Leasehold improvements .............................         27,689          19,585
                                                             ---------       ---------
                                                               253,392         201,205
   Less: accumulated depreciation and amortization ....       (176,387)       (149,300)
                                                             ---------       ---------
                                                             $  77,005       $  51,905
                                                             =========       =========
Acquired product rights:
   Acquired product rights ............................      $ 140,110       $  54,592
   Less: accumulated amortization .....................        (23,698)        (20,522)
                                                             ---------       ---------
                                                             $ 116,412       $  34,070
                                                             =========       =========
Goodwill:
   Goodwill ...........................................      $ 817,547       $ 107,032
   Less: accumulated amortization .....................        (46,402)        (24,060)
                                                             ---------       ---------
                                                             $ 771,145       $  82,972
                                                             =========       =========
Accumulated other comprehensive loss:
   Unrealized loss on available-for-sale investments ..      $  (8,879)      $  (2,373)
   Cumulative translation adjustment ..................        (29,085)        (25,334)
                                                             ---------       ---------
                                                             $ (37,964)      $ (27,707)
                                                             =========       =========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 3.  NET INCOME PER SHARE

The components of net income per share are as follows:

                                                            Three Months Ended          Nine Months Ended
                                                                  December 31,               December 31,
                                                        ----------------------      ---------------------
(In thousands, except per share data; unaudited)          2000          1999          2000          1999
--------------------------------------------------      --------      --------      --------      --------
BASIC NET INCOME PER SHARE
Net income .......................................      $ 13,874      $ 89,013      $ 91,384      $138,572
                                                        ========      ========      ========      ========
Weighted average number of common
     shares outstanding during the period ........        63,071        58,400        61,527        57,265
                                                        ========      ========      ========      ========
Basic net income per share .......................      $   0.22      $   1.52      $   1.49      $   2.42
                                                        ========      ========      ========      ========

DILUTED NET INCOME PER SHARE
Net income .......................................      $ 13,874      $ 89,013      $ 91,384      $138,572
                                                        ========      ========      ========      ========
Weighted average number of common
     shares outstanding during the period ........        63,071        58,400        61,527        57,265
Shares issuable from assumed exercise
     of options ..................................         2,413         4,620         3,377         3,793
                                                        --------      --------      --------      --------
Total shares for purpose of calculating
     diluted net income per share ................        65,484        63,020        64,904        61,058
                                                        ========      ========      ========      ========
Diluted net income per share .....................      $   0.21      $   1.41      $   1.41      $   2.27
                                                        ========      ========      ========      ========

For the three and nine months ended December 31, 2000, shares issuable from assumed exercise of options exclude approximately 5,692,000 and 3,771,000 options respectively, as their effect on diluted net income per share would have been anti-dilutive. For the three and nine months ended December 31, 1999, shares issuable from assumed exercise of options exclude approximately 153,000 and 399,000 options respectively, as their effect on diluted net income per share would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

NOTE 4.  COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

                                                                    Three Months Ended               Nine Months Ended
                                                                           December 31,                    December 31,
                                                              -------------------------       -------------------------
(In thousands; unaudited)                                       2000             1999            2000            1999
--------------------------------------------------------      ---------       ---------       ---------       ---------
Net income .............................................      $  13,874       $  89,013       $  91,384       $ 138,572
Other comprehensive income (loss):
     Change in unrealized (loss) gain on
          available-for-sale investments,
          net of a tax (benefit) provision of ($242),
          $1,562, ($3,061) and $1,622 ..................           (514)          3,319          (6,506)          3,482
     Change in cumulative translation adjustment,
          net of a tax provision (benefit) of $4,944,
          ($1,933), ($1,765), and ($344) ...............         10,505          (4,108)         (3,751)           (732)
                                                              ---------       ---------       ---------       ---------

Total other comprehensive income (loss) ................          9,991            (789)        (10,257)          2,750
                                                              ---------       ---------       ---------       ---------
Comprehensive income ...................................      $  23,865       $  88,224       $  81,127       $ 141,322
                                                              =========       =========       =========       =========

NOTE 5.  LITIGATION AND CONTINGENCIES

On February 19, 1998, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998, by an Oregon law firm. Those actions were consolidated and a consolidated amended complaint was filed in late October 1998. The complaint originally purported to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus to function properly after the year 2000. As of September 30, 2000, all but the unfair business practice claims had been dismissed following our demurrer. In the December 2000 quarter, the unfair business practice claims were dismissed and the case was resolved with no material financial impact to the Company.

On May 12, 1999, a venture capital entity and a former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations and unfair trade practices. Symantec inherited this case upon its acquisition of AXENT. Symantec believes the claims are without merit and intends to vigorously defend the action.

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

NOTE 6.  RESTRUCTURING AND OTHER EXPENSES

During the December 2000 quarter, Symantec reduced a portion of its operation in Toronto and recorded approximately $0.4 million for the costs of severance, related benefits and abandonment of certain equipment. These severance packages were paid in the December 2000 quarter. In addition, approximately $0.9 million was provided for costs of severance and related benefits for four members of senior management due to a realignment of certain responsibilities. Symantec expects to pay these amounts during the March 2001 quarter.

Details of the fiscal 2001 restructuring charges are as follows:

                                         Cash/               Original        Amount        Amount      Balance
(In thousands)                           Non-cash              Charge          Paid      Adjusted     12/31/00
--------------------------------------   ---------------     --------       -------      --------     --------
Employee severance and outplacement      Cash                 $ 1,142       $  (187)     $   --        $   955
Excess facilities and equipment          Cash & Non-cash          140          (140)         --           --
                                                              -------       -------      --------      -------
Total restructuring and other expenses                        $ 1,282       $  (327)     $   --        $   955
                                                              =======       =======      ========      =======

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued



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

During the September 1999 quarter, Symantec provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of its business units and their resulting departures. The Company also accrued approximately $2.7 million for certain costs related to an agreement reached with its former CEO in the June 1999 quarter. These costs were comprised of severance and modification of his stock option grants.

As of the December 2000 quarter, of the fiscal 2000 restructuring charges, approximately $8.4 million has been paid for employee severance and outplacement and approximately $0.6 million has been paid for excess facilities and equipment.

Details of the fiscal 2000 restructuring charges are as follows:

                                         Cash/               Original      Amount        Amount      Balance
(In thousands)                           Non-cash              Charge        Paid      Adjusted     12/31/00
--------------------------------------   ---------------     --------     -------      --------     --------
Employee severance and outplacement      Cash & Non-cash     $  8,733     $ (8,363)    $   --        $   370
Excess facilities and equipment          Cash & Non-cash          953         (558)        --            395
                                                             --------     ---------    --------      -------
Total restructuring and other expenses                       $  9,686     $ (8,921)    $   --        $   765
                                                             ========     =========    ========      =======


During the September 1998 quarter, Symantec made a decision to restructure its operations and outsource domestic manufacturing operations. As a result, management originally recorded a $3.8 million charge for personnel severance to reduce the workforce by approximately 5% in both domestic and international operations and a $1.3 million charge for the planned abandonment of a manufacturing facility lease. These estimates were subsequently revised in the September 1999 quarter, resulting in a reduction in the accruals by approximately $0.7 million. As of the December 2000 quarter, approximately $4.3 million has been paid.

Details of the fiscal 1999 restructuring charges are as follows:

                                         Cash/               Original      Amount        Amount      Balance
(In thousands)                           Non-cash              Charge        Paid      Adjusted     12/31/00
--------------------------------------   ---------------     --------     -------      --------     --------
Employee severance and outplacement      Cash                $  3,800     $ (3,800)   $   --        $   --
Excess facilities and equipment          Cash & Non-cash        1,305         (527)       (668)          110
                                                             --------     ---------    --------      -------
Total restructuring and other expenses                       $  5,105     $ (4,327)   $   (668)     $    110
                                                             ========     =========    ========      =======

NOTE 7.  ACQUISITIONS

AXENT TECHNOLOGIES, INC.

On July 26, 2000, the Company signed an agreement to acquire 100% of the outstanding shares of AXENT. After obtaining necessary government approvals, the shareholders of Symantec and AXENT met separately on December 15, 2000 to vote on the merger, which was approved by the shareholders of both companies. The merger was effective December 18, 2000. One share of Symantec common stock was exchanged for every two shares of AXENT outstanding common stock. Symantec issued approximately 14.5 million shares in connection with the merger. In addition, Symantec assumed approximately 1.9 million outstanding employee stock options as of

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued



December 18, 2000. The transaction was accounted for as a purchase. The total purchase price was approximately $925 million. This amount includes shares issued, stock options assumed and estimated transaction costs. In allocating the purchase price, the Company recorded approximately $76 million in developed technology, $11 million in assembled workforce, $4 million in trade name, $715 million in goodwill, $22 million in acquired in-process research and development, and $132 million in net tangible assets, offset by approximately $35 million in income tax related liabilities. The allocation of the purchase price is tentative and may change over the next year once certain estimates are finalized. The goodwill and intangible assets will be amortized over a four-year period. A valuation specialist used management's estimates to establish the amount of acquired in-process research and development. During the December 2000 quarter, the Company recorded approximately $7.7 million of amortization related to these intangibles.

The following unaudited pro forma results of operations are as if the AXENT acquisition had occurred at the beginning of fiscal 2000. The pro forma information excludes $22.3 million of acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2000 or of future operating results.

                                                       Three Months Ended              Nine Months Ended
                                                          December 31,                    December 31,
                                                    -------------------------      -------------------------
(In thousands, except per share data; unaudited)       2000           1999           2000            1999
------------------------------------------------    ---------       ---------      ---------       ---------
Net revenues ...................................    $ 241,752       $ 237,315      $ 693,544       $ 649,889
Net income before acquisition amortization .....       40,382          99,690        136,054         162,634
Diluted net income per share before
  acquisition amortization .....................    $    0.52       $    1.79      $    1.79       $    2.28
Net (loss) income ..............................      (39,692)         42,096        (57,961)         (9,047)
Basic net (loss) income per share ..............    $   (0.51)      $    0.58      $   (0.76)      $   (0.13)
Diluted net (loss) income per share ............    $   (0.51)      $    0.54      $   (0.76)      $   (0.13)

20/20 SOFTWARE

On March 31, 2000, Symantec purchased 100% of the outstanding common stock of 20/20 Software, Inc. ("20/20") for up to $16.5 million. The terms of the agreement require two guaranteed payments totaling approximately $7.5 million plus contingent payments based on targeted future sales of certain of our products. The contingency period is from July 1, 2000 to June 30, 2001. The maximum contingency payment per the agreement is $9.0 million. The transaction was accounted for as a purchase. In connection with the transaction, the Company originally recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $0.9 million in related deferred income tax liabilities. In the September 2000 quarter, an additional amount of approximately $0.5 million was paid under this agreement, which was recorded as additional goodwill. As of December 31, 2000, the Company has paid a total of $8.0 million. As the Company continues to make additional payments under the agreement over the contingency period, additional goodwill will be recorded equal to these payments. The goodwill and acquired product rights are being amortized over a five-year period.

NOTE 8.  STOCK REPURCHASE

On March 22, 1999, the Board of Directors (the "Board") of Symantec authorized a repurchase of up to $75 million of Symantec's outstanding common stock. As of December 31, 2000, the Company has repurchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million. All of these shares were purchased in the June 1999 quarter. In January 2001, the Board replaced this resolution with a new authorization to

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued



repurchase up to $700 million of Symantec's outstanding common stock. As of February 7, 2001, the Company had repurchased 1,860,000 shares at prices ranging from $46.07 to $51.16, for an aggregate amount of $90.5 million.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS No. 133. SFAS 133 will be effective for the Company at the beginning of the June 2001 quarter for both annual and interim reporting periods. The Company does not believe that this accounting pronouncement will have a material impact on its required disclosures and accounting practices, upon implementation.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. In June 2000, the SEC released SAB No. 101B, which defers reporting the effects of the adoption of SAB No. 101 until our fourth fiscal quarter of fiscal 2001. The adoption of this Staff Accounting Bulletin is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

The Consumer and Small Business segment focuses on delivering security and problem-solving products to individual users and small companies. The Enterprise Solutions segment focuses on delivering more complex and specialized products to meet the needs of organizations' networks and support for their large workforce throughout the organization. The e-Support segment focuses on helping IT departments be more effective and efficient through remote management solutions. The Professional Services segment is focused on providing consulting services to our customers and assisting organizations to understand and implement Internet security infrastructure and policy management. Prior to the December 2000 quarter, the Company included technical support activities in the Professional Services Segment. After a realignment of the segments subsequent to the acquisition of AXENT, technical support revenues and costs are reported in their respective segments. The following table has been revised for all periods to reflect this change. The Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations from our divested product lines ACT! and Visual Cafe. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill and other intangibles and charges that are one-time in nature, such as acquired in-process research and development and restructuring and

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued



other expenses which are not charged to the other operating segments.

The following table summarizes each segment's net revenues from external customers, operating income (loss) and depreciation and amortization expense:

                                 Consumer
                                and Small     Enterprise                  Professional                           Total
(In thousands)                   Business      Solutions      e-Support       Services           Other         Company
----------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
DECEMBER 31, 2000

Revenue from
   external customers ........  $  96,153      $  71,064      $  51,360      $     437       $     280       $ 219,294
Operating income (loss) ......     44,349          8,443         43,814           (423)        (73,608)         22,575
Depreciation &
amortization expense .........      2,630          1,944          1,405             12               8           5,999

THREE MONTHS ENDED
DECEMBER 31, 1999

Revenue from
   external customers ........     82,793         44,186         58,618           --            15,250         200,847
Operating income (loss) ......     31,800          2,315         50,276           --           (43,076)         41,315
Depreciation &
amortization expense .........      2,167          1,157          1,534           --               399           5,257

NINE MONTHS ENDED
DECEMBER 31, 2000

Revenue from
   external customers ........    252,392        180,026        167,877            445           2,208         602,948
Operating income (loss) ......    103,595         14,187        146,535         (1,614)       (148,384)        114,319
Depreciation &
   amortization expense ......      8,686          6,196          5,778             15              76          20,751

NINE MONTHS ENDED
DECEMBER 31, 1999

Revenue from
   external customers ........    225,512        122,018        168,998            415          41,577         558,520
Operating income (loss) ......     77,098          3,235        143,354            397        (122,975)        101,109
Depreciation &
   amortization expense ......      7,322          3,961          5,487             13           1,350          18,133

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued


GEOGRAPHICAL INFORMATION

                              Three Months Ended          Nine Months Ended
                                    December 31,                December 31,
                          ----------------------      ----------------------
(In thousands)              2000          1999          2000          1999
--------------            --------      --------      --------      --------
Net revenues from
external customers:
United States .........   $109,302      $109,728      $311,328      $309,875
Foreign countries .....    109,992        91,119       291,620       248,645
                          --------      --------      --------      --------
                          $219,294      $200,847      $602,948      $558,520
                          ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS RISK FACTORS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Our actual results, levels of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause or contribute to this difference include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS WHICH GIVE RISE TO A NUMBER OF RISKS THAT COULD HAVE ADVERSE CONSEQUENCES FOR OUR FUTURE OPERATING RESULTS. We have made eight acquisitions within the last two fiscal years, with our acquisition of AXENT Technologies, Inc. being the largest and most recent. Integrating acquired businesses into our existing business may distract our management focus from other opportunities and challenges. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of goodwill and other intangible assets that will be amortized in future years and our future operating results will be adversely affected if we do not achieve benefits from these acquisitions commensurate with these charges. In addition, a number of our recent acquisitions have resulted in our incurring substantial write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. We may issue equity, or incur debt financing, for future acquisitions that are dilutive to our existing stockholders.

INTEGRATION OF AXENT MAY BE DIFFICULT TO ACHIEVE, WHICH MAY ADVERSELY AFFECT OPERATIONS. Our acquisition of AXENT involves risks related to the integration and management of acquired technology, operations and personnel. The integration of AXENT with our business has been and will continue to be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

We may encounter substantial difficulties, costs and delays involved in integrating our operations, including:

     o    potential conflicts between business cultures;

     o    perceived adverse changes in business focus;

     o potential conflicts in distribution, marketing or other important relationships; and

     o the loss of key employees and/or the diversion of management's attention from other ongoing business concerns.

IF WE DO NOT SUCCESSFULLY INTEGRATE AXENT, OR IF THE MERGER'S BENEFITS DO NOT MEET THE EXPECTATIONS OF FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE.

The market price of our common stock could decline if:

     o    the integration of AXENT is unsuccessful;

     o we are unable to successfully market our products and services to AXENT's customers or AXENT's products and services to our customers;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


     o we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as both AXENT and we do; or

     o the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

OUR INCREASED SALES OF ENTERPRISE-WIDE SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS. Sales of enterprise-wide site licenses through our Enterprise Solutions segment are a major portion of our business. This portion of our business could increase significantly due to our recent acquisition of AXENT. This enterprise market has significantly different characteristics than the consumer market and requires different skills and resources to penetrate. Licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

WE RESTRUCTURED OUR INTERNAL FOCUS AND OPERATIONS AND WE COULD INCUR ADVERSE OPERATING RESULTS AS A CONSEQUENCE OF THESE CHANGES. In fiscal 2000, we restructured our operations on the basis of a customer segment orientation rather than a product oriented structure. We also divested two product lines that did not fit with our future focus. Changes of this nature inevitably cause disruptions within an organization that may adversely affect results as the changes are being absorbed, and these changes may not achieve their desired long-term benefits. Overseeing these changes requires significant attention from our senior management and may detract from senior management's ability to focus on other important opportunities or problems that might confront us. We have lost personnel, including management, and we may continue to do so as a consequence of these and similar changes. In addition, we may not be able to introduce new products that are as beneficial to us as those that we divested.

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

INTRODUCTION OF NEW OPERATING SYSTEMS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS AND STOCK PRICE. The inclusion of security or anti-virus tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in new or upcoming versions of Windows, such as current and future editions of Whistler, which directly compete with our products may decrease or delay the demand for certain of our products, including those currently under development and products specifically intended for Whistler. Our financial results and our stock price declined significantly within approximately six months after the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



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

With the rise of Linux-based and PDA operating systems, we may lose market share if we are unable to significantly penetrate the Linux-based market in a timely and effective manner.

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

     o seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

     o    the market's transition between new releases of operating systems.

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that a significant portion of our net revenues has historically been generated during the last month of each fiscal quarter. Most resellers tend to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. In part, this is because these two groups are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to this end-of-period buying pattern, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts.

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. A significant portion of our net revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. During the December 2000 quarter, fluctuations in foreign currency significantly and adversely affected our operating results. Our future operating results could be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country's political and economic structure.

WE MUST EFFECTIVELY ADAPT TO CHANGES IN A DYNAMIC TECHNOLOGICAL ENVIRONMENT. We are increasingly focused on the Internet security market, which, in turn is dependent on further acceptance and increased use of the Internet. The following critical issues concerning the use of the Internet remain unresolved and may affect the market for our products and the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products:

     o    security;

     o    reliability;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     o    cost;

     o    ease of use;

     o    accessibility;

     o    quality of service; and

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

WE ARE DEPENDENT UPON CERTAIN DISTRIBUTION CHANNELS. A large portion of our sales is made through the retail distribution channel, which is subject to events that cause unpredictability in consumer demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods. Our retail distribution customers also carry our competitors' products. These retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control and cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or by us without cause. We would be adversely affected if companies in our chain of distributors chose to increase purchases from our competition relative to the amount they buy from us.

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

Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories. Our return policy allows distributors, subject to various limitations, to return purchased products in exchange for new products or for credit towards future purchases. End-users may return our products through dealers and distributors within a reasonable period from the date of purchase for a full refund. In

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



addition, subject to limitations, retailers may return older versions of our products. We estimate and maintain reserves for product returns which to date have been materially consistent with our actual experience. Future returns could, however, exceed the reserves we have established, which could have a material adverse effect on our operating results.

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

WE EXPECT TO MAKE SUBSTANTIAL CHANGES TO OUR INFORMATION SYSTEMS THAT COULD DISRUPT OUR BUSINESS. The information systems that support our accounting, finance and manufacturing systems are based on Oracle 10.7, and many of the business applications used in other aspects of our business have been tightly coupled with Oracle 10.7. Oracle has released a new version, 11i, and has announced that support for 10.7 will be discontinued at the end of 2001. In addition, as our business has grown, we have developed needs for an increasingly robust customer relationship management ("CRM") system. Over the next 11 months, we will be implementing Oracle 11i and a new CRM system. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems could result in a material adverse effect on our business operations.

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

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE. Competition in recruiting personnel in the software industry is intense. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



require ongoing stockholder approval. Such approval may not be forthcoming and, as a result, we may be impaired in our efforts to attract necessary personnel.

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

OUR PRODUCTS ARE COMPLEX AND ARE OPERATED IN A WIDE VARIETY OF COMPUTER CONFIGURATIONS, WHICH COULD RESULT IN ERRORS OR PRODUCT FAILURES. Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may disclose undetected errors, failures or bugs in our products. In the past, we have discovered software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays or lost revenues during the period required to correct these errors. Our customers' computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating such problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which would adversely affect results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



OVERVIEW

Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. As a leader in Internet security, we offer a breadth of solutions including virus protection, risk management, Internet content and e-mail filtering, remote management and mobile code detection technologies to enterprises and individual customers. Founded in 1982, we have offices in 36 countries worldwide. The December 31, 2000 and 1999 quarters closed on December 29, 2000 and December 31, 1999, respectively, and each comprised 13 weeks of revenue and expense activity. Each of the nine month periods ended December 31, 2000 and 1999 comprised 39 weeks of revenue and expense activity.

RESULTS OF OPERATIONS

The following table sets forth each item from our consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

                                                       Three Months    Percent          Nine Months     Percent
                                                              Ended     Change                Ended      Change
                                                       December 31,  in Dollar          December 31,  in Dollar
                                                    2000       1999    Amounts       2000       1999    Amounts
                                                  ------     ------    -------     ------     ------    -------
(Unaudited)
Net revenues ................................       100%       100%         9%        100%       100%         8%
Cost of revenues ............................        14         15          *          14         16         (7)
                                                  -----      -----                  -----      -----
       Gross margin .........................        86         85         11          86         84         11

Operating expenses:
     Research and development ...............        14         14         10          14         15          3
     Sales and marketing ....................        40         40          8          40         41          4
     General and administrative .............         5          6        (11)          5          6         (2)
     Amortization of goodwill ...............         5          2        179           4          2         67
     Amortization of other intangibles ......      --         --           28        --         --           34
     Acquired in-process research and
         development ........................        10       --            *           4       --            *
     Restructuring and other expense ........         1          1        (43)       --            1        (75)
                                                  -----      -----                  -----      -----
       Total operating expenses .............        75         63         29          67         65         10
                                                  -----      -----                  -----      -----
Operating income ............................        11         22        (45)         19         19         13

Interest income .............................         4          2        182           4          1        201
Income, net of expense, from sale of
         technologies and product lines .....         2         44        (94)          3         18        (84)
Other (expense) income, net .................      --         --         (116)       --         --         (110)
                                                  -----      -----                  -----      -----
 Income before income taxes .................        17         68        (73)         26         38        (27)
Provision for income taxes ..................        10         24        (52)         11         13        (12)
                                                  -----      -----                  -----      -----
Net income ..................................         7%        44%       (84)         15%        25%       (34)
                                                  =====      =====                  =====      =====

* percentage change is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



NET REVENUES

Net revenues increased 9% to $219.3 million in the December 2000 quarter from $200.8 million in the December 1999 quarter. Of the $18.5 million increase in revenue, $7.9 million was from AXENT revenue for the two weeks between the closing of the related transaction and December 31, 2000. The balance of the increase was attributable to growth in our Consumer and Small Business, Enterprise Solutions and Professional Services segments, partially offset by a decline in our e-Support and Other segments' revenues. The revenue increase in the Consumer and Small Business and Enterprise Solutions segments was due to strong growth in our anti-virus solutions and internet security solutions. The revenue decline in our e-Support segment was due primarily to weakness in demand for our pcANYWHERE product line. The revenue decline in our Other segment was due primarily to our divestiture of our ACT! and Visual Cafe product lines in the December 1999 quarter, from which we earned revenues in the December 1999 quarter.

Net revenues increased 8% to $602.9 million in the nine month period ended December 31, 2000 from $558.5 million in the comparable period ended December 31, 1999. The increase in total revenue was due to growth in all of the segments except for the e-Support and Other segments.

INTERNATIONAL

Net revenues from sales outside of North America were $101.6 million and $84.8 million and represented 46% and 42% of total net revenues in the quarters ended December 31, 2000 and 1999, respectively. Net revenues from sales outside of North America were $269.2 million and $227.6 million and represented 45% and 41% of total net revenues in the nine month periods ended December 31, 2000 and 1999, respectively. International net revenues in the three and nine month periods ended December 31, 2000 were negatively impacted by foreign currencies which resulted in a $15.3 million and $23.8 million revenue decline, respectively, as compared to the functional rates in effect during the three and nine month periods ended December 31, 1999. There are no assurances that there will not be a continued decline due to the weakness of foreign currencies.

SEGMENTS

The Consumer and Small Business segment provides security and problem-solving products to individual consumers, home offices and small businesses. The segment's charter is to ensure that consumers and their information are secure and protected in a connected world. The Consumer and Small Business segment comprised approximately 44% and 41% of net revenues in the quarters ended December 31, 2000 and 1999, respectively. The Consumer and Small Business segment comprised approximately 42% and 40% of net revenues in the nine month periods ended December 31, 2000 and 1999, respectively. Increased net revenues for this segment in both the three and nine month periods ended December 31, 2000, compared to the three and nine month periods ended December 31, 1999, were primarily related to strong growth with our anti-virus and internet security solutions.

The Enterprise Solutions segment provides a broad range of security solutions for our enterprise customers. Our enterprise customers need to protect their businesses from the threats associated with the use of the Internet. The Enterprise Solutions segment comprised approximately 33% and 22% of net revenues in the quarters ended December 31, 2000 and 1999, respectively. The Enterprise Solutions segment comprised approximately 30% and 22% of net revenues in the nine month periods ended December 31, 2000 and 1999, respectively. Increased net revenues for this segment in both the three and nine month periods ended December 31, 2000, compared to the three and nine month periods ended December 31, 1999, were primarily related to strong growth in our corporate anti-virus and desktop firewall solutions. In addition, the $7.9 million of AXENT revenue is included in this segment for the three and nine months ended
December 31, 2000.

The e-Support segment offers products that enable companies to be more effective and efficient within their IT departments. Remote management solutions help remote professionals to remain productive while providing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



companies access to information, applications and data from any location. The e-Support segment comprised approximately 23% and 29% of net revenues in the quarters ended December 31, 2000 and 1999, respectively. The e-Support segment comprised approximately 28% and 30% of net revenues in the nine month periods ended December 31, 2000 and 1999, respectively. The segment's net revenues were lower in the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999, due to a decline in sales of our pcANYWHERE product, partially offset by growth of our Ghost product. Although the segment's net revenues decreased as a percentage of total revenues, absolute dollars remained relatively flat for the nine month period ended December 31, 2000 compared to the nine month period ended December 31, 1999.

The Professional Services segment provides primarily consulting services to enterprise customers to assist them with the planning, designing and implementing of enterprise security solutions in the anti-virus and Internet content filtering technologies. The Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations of our ACT! and Visual Cafe product lines that we divested in the December 1999 quarter. The Other segment comprised approximately 0% and 8% of net revenues in the quarters ended December 31, 2000 and 1999, respectively. The Other segment comprised approximately 0% and 8% of net revenues in the nine month periods ended December 31, 2000 and 1999, respectively. The segment's net revenues were lower in the three and nine months ended December 31, 2000 over the three and nine months ended December 31, 1999, due to our divestiture of the ACT! and Visual Cafe product lines in the December 1999 quarter, which revenues had been included in the fiscal 2000 periods.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of capitalized software, or acquired product rights.

Gross margin increased to 86% of net revenues in the December 2000 quarter from 85% in the December 1999 quarter. Gross margin increased to 86% for the nine months ending December 31, 2000 from 84% for the nine months ending December 31, 1999. Factors contributing to the increase in gross margin percentage include substantial cost savings achieved in reduced packaging costs and standardized packaging.

Amortization and write-off of acquired product rights totaled approximately $3.4 million and $2.3 million for the December 2000 and 1999 quarters, respectively. The $3.4 million of amortization and write-off of acquired product rights in the December 2000 quarter includes $0.9 million from AXENT for the two weeks ended December 31, 2000. The balance of the increase is due to our other acquisitions in fiscal 2001. Amortization and write-off of acquired product rights totaled approximately $8.5 million and $6.5 million for the nine month periods ending December 31, 2000 and 1999, respectively. Of this $2.0 million increase, AXENT accounted for $0.9 million and the balance of the increase is due to our other acquisitions in both fiscal 2000 and 2001.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 10% from approximately $28.7 million in the December 1999 quarter to $31.5 million in the December 2000 quarter. The $31.5 million of research and development expenses in the December 2000 quarter includes $1.1 million from AXENT for the two weeks ended December 31, 2000. The balance of the $2.8 million increase was primarily due to an increase in headcount related to the Enterprise Solutions segment and other new projects. This increase was partially offset by reduced expenses associated with the divested ACT! and Visual Cafe product lines as well as a decrease in costs for patent claim settlements for the Consumer and Small Business segment. Research and development expenses increased 3% from approximately $83.6 million for the nine months ending December 31, 1999 to $86.0 million for the nine months ending December 31, 2000. This $2.4 million increase is due to $1.1 million from AXENT and an increase in headcount related to the Enterprise Solutions segment offset by a drop in headcount following our divestiture of ACT! and Visual Cafe in the December 1999 quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 8% from approximately $80.6 million in the December 1999 quarter to $87.1 million in the December 2000 quarter. The $87.1 million of sales and marketing expenses in the December 2000 quarter includes $3.9 million from AXENT for the two weeks ended December 31, 2000. The balance of the increase in sales and marketing expenses was due to increased headcount and marketing expenses for the Enterprise Solutions segment partially offset by lower headcount and lower marketing expenses related to the divested ACT! and Visual Cafe product lines. Sales and marketing expenses increased 4% from approximately $230.0 million for the nine months ending December 31, 1999 to $239.5 million for the nine months ending December 31, 2000. This $9.5 million increase is due to $3.9 million from AXENT and an increase in the headcount in both the Professional Services and the Enterprise Solutions segments, partially offset by lower headcount and marketing expenses related to the divested ACT! and Visual Cafe product lines.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to 5% of net revenues in the December 2000 quarter from 6% in the December 1999 quarter. General and administrative decreased to 5% for the nine months ending December 31, 2000 from 6% for the nine months ending December 31, 1999. General and administrative expenses in absolute dollars were relatively flat as compared with prior periods.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Amortization of goodwill and other intangibles increased approximately $7.8 million from $4.5 million in the December 1999 quarter to $12.3 million in the December 2000 quarter. Amortization of goodwill and other intangibles increased approximately $9.2 million from $14.0 million in the nine months ending December 31,1999 to $23.2 million for the nine months ending December 31, 2000. These increases were primarily due to our acquisition of AXENT and due to amortization of additional goodwill and other intangibles from acquisitions we made in the last half of fiscal 2000.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in-process research and development was $22.3 million in both the three and nine months ended December 31, 2000, due to our acquisition of AXENT in the December 2000 quarter. Acquired in-process research and development was $1.2 million in the nine months ended December 31, 1999, due to our acquisition of URLabs, Inc. in the September 1999 quarter. There were no expenses for acquired in-process research and development in the three months ended December 31, 1999.

We are using the acquired in-process research and development associated with AXENT to create additional opportunities in Internet security, primarily in the assessment and management of securing networks for enterprises.

The efforts required to develop the acquired in-process technology principally relate to the completion of all planning, design, development and test activities that are necessary to establish that the product or service can be produced to meet its design specifications, including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

We determined the fair value of the acquired in-process technology for each of the purchases by estimating the projected cash flows related to these projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written off for the acquisition of AXENT in the December 2000 quarter. As a result, we wrote-off $22.3 million in the December 2000 quarter using the following analyses:

The in-process technology acquired in the AXENT acquisition consisted primarily of research and development related to the next generation of ESM, Intruder Alert, Raptor Firewall, Webthority and other projects for future technology and/or products. AXENT's research and development was focused on providing more robust features in its development of these next generation products.

We assumed that revenue attributable to AXENT's in-process technologies would be approximately $43 million in the first year and increase in the second and third years of the five-year projection period at annual rates of 59% and 2%, respectively, and then decrease at rates of 16% and 37% over the remaining two years. We projected annual revenues to range between approximately $37 million and $70 million over the projected period. These projections were based on:

     o    aggregate growth rates for the business as a whole;

     o    individual product revenues;

     o    anticipated product development cycles; and

     o    the life of the underlying technology.

We estimated selling, general and administrative expenses for the in-process technology to be 45% of revenue in each year of the 5-year projection period.

We projected operating results before acquisition related amortization charges to range from an $8 million profit during the first year to an $18 million profit during each of the second and third years. We projected that the operating profits would then decrease 16% in the fourth year and 38% in the fifth year, resulting in profits of approximately $15 million and $9 million, respectively.

We estimated costs to be incurred to reach technological feasibility of the in-process technologies from AXENT as of the date of the acquisition to total approximately $4.7 million. We estimated the in-process technology to be between 40% and 60% complete at that time.

We used a discount rate of 25% for valuing the in-process technologies from AXENT, which we believe reflects the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than the weighted average cost of capital of 15%, due to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the technologies acquired from AXENT were based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the risk factors set forth in this Form 10-Q.

RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses for a reduction in our Toronto workforce and the departure of four members of our senior management amounted to approximately $1.3 million for the three and nine months ended December 31, 2000. Restructuring and other expenses amounted to approximately $2.2 million and $5.1 million for the three and nine months ended December 31, 1999, respectively, for certain costs related to an agreement reached with our former CEO and reductions of our ACT! and Internet Tools business units' workforce in fiscal 2000. See
Note 6 of Notes to Condensed Consolidated Financial Statements in this
Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



INTEREST AND OTHER INCOME

Interest income was approximately $8.8 million and $3.1 million for the quarters ended December 31, 2000 and 1999, respectively. Interest income increased 182% for the quarter ended December 31, 2000 over the quarter ended December 31, 1999, primarily due to higher invested cash balances of approximately $716 million for the December 2000 quarter compared to $404 million for the December 1999 quarter.

Interest income was approximately $23.5 million and $7.8 million for the nine months ended December 31, 2000 and 1999, respectively. Interest income increased 201% for the nine months ended December 31, 2000 over the nine months ended December 31, 1999, primarily due to higher average invested cash balances and higher average interest rates.

Other income (expense) decreased approximately $0.9 million from $0.8 million of income in the December 1999 quarter to ($0.1) million of expense in the December 2000 quarter. Other income (expense) decreased approximately $1.1 million from $1.0 million of income in the nine months ending December 31, 1999 to ($0.1) million of expense in the nine months ending December 31, 2000.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

Income, net of expense, from sale of technologies and product lines decreased from $90.0 million for the December 1999 quarter to $5.0 million for the December 2000 quarter. The $90.0 million for the December 1999 quarter was comprised of $68.5 million for the Visual Cafe divestiture, $18.3 million for the ACT! divestiture and $3.2 million for payments from HP and JetForm. The $5.0 million in the December 2000 quarter was related to royalties received as a result of our sale of the ACT! product line. Income, net of expense, from sale of technologies and product lines decreased from $99.9 million in the nine month period ending December 31, 1999 to $16.2 million for the nine month period ending December 31, 2000. The $99.9 million for the nine month period ending December 31, 1999 was comprised of $68.5 million for the Visual Cafe divestiture, $18.3 million for the ACT! divestiture and $13.1 million for payments from HP and JetForm. The $16.2 million for the nine month period ending December 31, 2000 was comprised of $15.8 million related to royalties and other transition fees received as a result of our sale of the ACT! and Visual Cafe product lines and the last payment from JetForm of $0.4 million received in the June 2000 quarter.

INCOME TAX PROVISION

Excluding the impact of goodwill amortization, restructuring charges and acquired in-process research and development charges, the effective tax rate on income before income taxes was 32% for the three and nine months ended December 31, 2000 and December 31, 1999. This rate is lower than the U.S. federal statutory tax rate primarily due to a lower statutory tax rate on our Irish operations.

The tax provision for the nine months ended December 2000 consists of a 32% tax rate applied to income before goodwill amortization, restructuring charges and acquired in-process research and development, and a $1.4 million tax benefit on $45.9 million of goodwill amortization and charges for restructuring and acquired in-process research and development. Similarly, the tax provision for the nine months ended December 1999 consists of a 32% tax rate applied to income before goodwill amortization, restructuring charges and acquired in-process research and development, and a $2.2 million tax benefit on $19.7 million of goodwill amortization and charges for restructuring and acquired in-process research and development. The tax benefit on the goodwill amortization, restructuring and acquired in-process research and development charges is less than the U.S. federal statutory tax rate due to non-deductible in-process research and development charges and goodwill amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED




LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased approximately $284 million to $716 million at December 31, 2000 from $432 million at March 31, 2000. This increase is largely due to cash provided from operating activities, net proceeds from the exercise of stock options, quarterly royalties from Interact Commerce Corporation and acquired AXENT cash balances, offset by cash paid for capital expenditures, investments and transaction fees associated with our acquisition of AXENT.

In addition to cash and short-term investments, we have approximately $73 million of restricted investments as of December 31, 2000 related to collateral requirements under certain lease agreements. We are obligated under these lease agreements for two existing office buildings in Cupertino, California, to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

Net cash provided by operating activities was approximately $213 million and was comprised of net income of $91 million, non-cash related expenses of $69 million and a net decrease in assets net of liabilities of $53 million.

Net trade accounts receivable increased $71 million to $118 million at December 31, 2000, from $47 million at March 31, 2000. This increase is a result of our acquisition of AXENT's net trade accounts receivable balances of approximately $29 million at December 31, 2000 and an increase in revenues in the month of December 2000 compared to the month of March 2000 in most of our regions.

On March 22, 1999, our Board of Directors, (the "Board"), authorized the repurchase of up to $75 million of our outstanding common stock with no expiration date. As of December 31, 2000, we have purchased 1,000,000 shares at prices ranging from $17.90 to $19.90, for an aggregate amount of $18.7 million. All of these shares were purchased in the June 1999 quarter. In January 2001, the Board replaced this authorization with a new authorization to repurchase up to $700 million of our outstanding common stock. As of February 7, 2001, we had repurchased 1,860,000 shares at prices ranging from $46.07 to $51.16, for an aggregate amount of $90.5 million.

We have a $10 million line of credit, which expires in May 2001. We were in compliance with the debt covenants for this line of credit as of December 31, 2000. As of December 31, 2000, there were no borrowings and less than $1 million of standby letters of credit outstanding under this line. Future acquisitions may cause us to be in violation of the line of credit covenants. However, we believe that if the line of credit is canceled or amounts are not available under the line, there would not be a material adverse impact on our financial results, liquidity or capital resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



We are exposed to equity price risk on the marketable portion of our portfolio of equity securities. We typically do not attempt to reduce or eliminate the market exposure on our securities. As of March 31, 2000, these securities consisted of approximately 600,000 shares of Interact Commerce Corporation ("IACT"), a publicly traded company (Nasdaq symbol "IACT"), with a market value of approximately $16.9 million. Since April 2000, many high-technology stocks have experienced increased volatility and a significant decrease in value, including these shares. If these securities had been valued using prices as of January 26, 2001, the value of these securities would have decreased by approximately $10.8 million as compared to the March 31, 2000 value. The value of these securities may vary over time and the value as of January 26, 2001 was approximately $6.1 million. After considering such factors as IACT's results compared to plan, current market conditions and our ability to maintain our investment in IACT without materially affecting our operating or capital needs, we believe the unrealized loss in IACT is temporary.

In the September 2000 quarter, we made an investment of $18 million in a non-public Internet technology company. As of December 31, 2000, we believe the value of this investment has not significantly changed.

We believe there have been no other significant changes in our market risk exposures as compared to what was previously disclosed in our Form 10-K for the year ended March 31, 2000.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 5 of Notes to Condensed Consolidated Financial Statements included herein on page 9 of this Form 10-Q.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A special meeting of stockholders of Symantec was held on December 15, 2000.
(b)  Matters voted on at the meeting and votes cast on each were as follows:

                                                                                                          Broker
                                                        For           Against          Abstain       "Non-Votes"
                                                -----------       -----------      -----------       -----------
1.   To consider and act upon a proposal         41,780,237         1,259,605          167,533        11,036,152
     to approve the issuance of shares
     of Symantec common stock in the
     merger of Apache Acquisition Corp.,
     a wholly owned subsidiary of
     Symantec, with and into AXENT
     Technologies.
                                                                                                          Broker
                                                        For           Against          Abstain       "Non-Votes"
                                                -----------       -----------      -----------       -----------
2.   To consider and act upon a proposal to      46,389,354         8,015,915          131,421           293,326
     approve an amendment to Symantec's
     1996 Equity Incentive Plan to make
     available for issuance thereunder
     an additional 2,400,000 shares of
     Symantec common stock.
                                                                                                          Broker
                                                        For           Against          Abstain       "Non-Votes"
                                                -----------       -----------      -----------       -----------
3.   To consider and act upon a proposal to     48,586,749         5,833,035          116,906           293,326
     approve an amendment to the
     certificate of incorporation to
     increase the number of authorized
     shares of Symantec common stock to
     300,000,000 shares.


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

    10.02      Employment offer by and between Symantec Corporation and Ron
               Moritz. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)
    10.03      Employment offer by and between Symantec Corporation and Gail
               Hamilton. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)
    10.04      The Registrant's 2000 Directors Equity Incentive Plan.
               (Incorporated by reference to Registrant's Report S-8 filed
               October 10, 2000.)
    10.05 AXENT Technologies, Inc. 1999 Incentive Stock Plan. (Incorporated by reference to Registrant's Report S-8 filed December 19, 2000.)
    10.06 AXENT Technologies, Inc. 1998 Incentive Stock Plan. (Incorporated by reference to Registrant's Report S-8 filed December 19, 2000.)
    10.07      AXENT Technologies, Inc. 1996 Amended and Restated Stock Option
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.08      AXENT Technologies, Inc. 1996 Amended and Restated Directors'
               Stock Option Plan (Incorporated by reference to Registrant's
               Report S-8 filed December 19, 2000.)
    10.09      AXENT Technologies, Inc. Amended and Restated 1991 Stock Option
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.10 AXENT Technologies, Inc. 1998 Exchange Option Plan. (Incorporated by reference to Registrant's Report S-8 filed December 19, 2000.)
    10.11      AXENT Technologies, Inc. 1999 PassGo Technologies Exchange Option
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.12      AXENT Technologies, Inc. Internet Tools 1997 Equity Incentive
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.13 AssureNet Pathways, Inc. Restated 1982 Stock Option Plan assumed by AXENT Technologies, Inc. (Incorporated by reference to Registrant's Report S-8 filed December 19, 2000.)
    10.14      AXENT Technologies, Inc. 1998 Employee Stock Purchase Plan.
               (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.15 Termination agreement by and between Symantec Corporation and Derek Witte.
    10.16      Termination agreement by and between Symantec Corporation and Ron
               Moritz.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company on December 4, 2000, reporting that the Company announced a realignment of its technology and operations activities to improve operational efficiencies. Symantec's core technology operations will be aligned with its enterprise security operations and its manufacturing and facilities operations will report to the Chief Financial Officer.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2001                  SYMANTEC CORPORATION



                                        By /s/ John W. Thompson
                                           -------------------------------------
                                           John W. Thompson
                                           Chairman, President and
                                           Chief Executive Officer


                                        By /s/ Gregory Myers
                                           -------------------------------------
                                           Gregory Myers
                                           Chief Financial Officer and
                                           Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
     2.01      The AXENT Merger Agreement. (Incorporated by reference to
               Registrant's Report S-4 filed on September 20, 2000.)
     3.01      The Registrant's Restated Certificate of Incorporation.
               (Incorporated by reference to Annex G filed with the Registrant's
               Joint Management Information Circular and Proxy Statement (No.
               000-17781) dated October 17, 1995.)
     3.02      The Registrant's Bylaws, as amended and restated effective August
               11, 1998. (Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report 8-K filed August 19, 1998.)
    10.01      Symantec Corporation 1999 Acquisition Plan Stock Option Agreement
               with Acceleration by and between Symantec Corporation and Gary P.
               Warren. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)
    10.02      Employment offer by and between Symantec Corporation and Ron
               Moritz. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)
    10.03      Employment offer by and between Symantec Corporation and Gail
               Hamilton. (Incorporated by reference to Registrant's Report 10-Q filed August 11, 2000.)
    10.04      The Registrant's 2000 Directors Equity Incentive Plan.
               (Incorporated by reference to Registrant's Report S-8 filed
               October 10, 2000.)
    10.05      AXENT Technologies, Inc. 1999 Incentive Stock Plan. (Incorporated
               by reference to Registrant's Report S-8 filed December 19, 2000.)
    10.06      AXENT Technologies, Inc. 1998 Incentive Stock Plan. (Incorporated
               by reference to Registrant's Report S-8 filed December 19, 2000.)
    10.07      AXENT Technologies, Inc. 1996 Amended and Restated Stock Option
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.08      AXENT Technologies, Inc. 1996 Amended and Restated Directors'
               Stock Option Plan (Incorporated by reference to Registrant's
               Report S-8 filed December 19, 2000.)
    10.09      AXENT Technologies, Inc. Amended and Restated 1991 Stock Option
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.10      AXENT Technologies, Inc. 1998 Exchange Option Plan. (Incorporated
               by reference to Registrant's Report S-8 filed December 19, 2000.)
    10.11      AXENT Technologies, Inc. 1999 PassGo Technologies Exchange Option
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.12      AXENT Technologies, Inc. Internet Tools 1997 Equity Incentive
               Plan. (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.13      AssureNet Pathways, Inc. Restated 1982 Stock Option Plan assumed by AXENT Technologies, Inc. (Incorporated by reference to
               Registrant's Report S-8 filed December 19, 2000.)
    10.14      AXENT Technologies, Inc. 1998 Employee Stock Purchase Plan.
               (Incorporated by reference to Registrant's Report S-8 filed
               December 19, 2000.)
    10.15      Termination agreement by and between Symantec Corporation and
               Derek Witte.
    10.16      Termination agreement by and between Symantec Corporation and Ron
               Moritz.