Form 10-K
period 2001-03-30
SYMANTEC CORP
filed 2001-06-22
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

  (MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 30, 2001.

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

       Registrant's telephone number, including area code: (408) 517-8000
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

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

                       YES     [X]             NO     [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on June 15, 2001 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:

                                 $ 3,849,258,561

Number of shares outstanding of each of the registrant's classes of common stock, including 1,203,844 shares of Delrina exchangeable stock, as of June 15, 2001:

                                   73,938,889


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 12, 2001, are incorporated by reference into Part III.

================================================================================

                              SYMANTEC CORPORATION

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 30, 2001

                                TABLE OF CONTENTS


                                     PART I

                                                                                                        Page
                                                                                                        ----
Item 1.    Business..............................................................................         1

Item 2.    Properties............................................................................         9

Item 3.    Legal Proceedings.....................................................................        10

Item 4.    Submission of Matters to a Vote of Security Holders...................................        10

                                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................        11

Item 6.    Selected Financial Data...............................................................        12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................................        13

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................        29

Item 8.    Financial Statements and Supplementary Data...........................................        30

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure............................................................................        30

                                                  PART III

Item 10.   Directors and Executive Officers of the Registrant....................................        31

Item 11.   Executive Compensation................................................................        34

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................        34

Item 13.   Certain Relationships and Related Transactions........................................        34

                                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................        35

Signatures.......................................................................................        77

"Symantec," "we," "us," and "our" refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.

PART I

ITEM 1:     BUSINESS

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Our actual results, levels of activity, performance or achievements may be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause or contribute to this difference include, among others things, those risk factors set forth in this section and in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risk Factors." We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

INTRODUCTION

Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. We are a leading provider of virus protection, firewall, virtual private network, or VPN, vulnerability management, intrusion detection, remote management technologies and security services to consumers and enterprises around the world. Our Norton brand of consumer security products leads the market in worldwide retail sales and industry awards. Founded in 1982, we have offices in 37 countries worldwide.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2001, 2000 and 1999 reflect amounts as of and for the periods ended March 30, 2001, March 31, 2000 and April 2, 1999, respectively. The fiscal accounting years ended March 30, 2001, March 31, 2000 and April 2, 1999 each comprised 52 weeks of operations.

BUSINESS OVERVIEW

In fiscal 2001, we added key technologies by acquiring AXENT Technologies, Inc. This acquisition will enable us to:

     -   provide enterprise customers with comprehensive security solutions;

     - combine service offerings to provide a broader range of security services and consulting; and

     - accelerate new product development with one of the largest teams of enterprise security professionals in the industry.

We currently view our business in five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other. For further discussion on financial information related to our operating segments, see Note 17 of Notes to Consolidated Financial Statements of this Form 10-K.

CONSUMER PRODUCTS

Our Consumer Products segment provides solutions to individual users, home offices and small businesses. The segment's charter is to ensure that consumers and their information are secure and protected in a connected world. Most of the products that we are currently marketing or developing feature LiveUpdate. This feature enables users to subscribe to easily downloadable content updates including virus definitions, firewall rules, URL databases and uninstall scripts. Our consumer products run primarily on Windows and Macintosh operating systems. Symantec AntiVirus also runs on Palm OS.

Norton AntiVirus runs in a computer's background and protects against, detects and eliminates computer viruses. This software covers multiple sources of infection, including the Internet, e-mail attachments, floppy disks, shared files and networks. Norton AntiVirus keeps virus definitions up to date. Automatic LiveUpdate detects new definitions created by Symantec AntiVirus Research Center and downloads and installs those definitions on the user's computer, eliminating the need for users to manually update virus definitions. Symantec AntiVirus Research Center provides 24 hours a day, 7 days a week research and analysis capability to ensure that customers have the highest level of protection available.

Norton Internet Security is a fully integrated suite that provides total Internet protection for the home computer. The suite includes Norton AntiVirus, Norton Personal Firewall, and Norton Privacy Control. The Family Edition of Norton Internet Security includes Norton Parental Control. Norton AntiVirus stops viruses, malicious Java applets and ActiveX controls. Norton Personal Firewall prevents hackers from accessing the computer's files or using the computer in other Internet-based attacks. Norton Internet Security also helps restrict user access to specified Web sites and restricts the submission of personal information through Web forms without the user's approvals (Family Edition only). The users of Norton Internet Security also can block banner ads.

Norton SystemWorks is a fully integrated suite of problem-solving utilities that protects PC users from viruses and crashes, solves Windows problems, removes unneeded files, and updates users' applications. Included in this suite are the latest complete versions of our products: Norton AntiVirus, Norton Utilities, and Norton CleanSweep. Also included are Internet-based services such as Norton Web Services, provided by CNET and Symantec Web Partners.

ENTERPRISE SECURITY

The objective of our Enterprise Security segment is to provide organizations with technology, services and response capabilities to deal with their specific security needs. In addition to our virus protection and filtering products, we have expanded our technology offerings to include intrusion detection, vulnerability management, web access management, and firewalls/VPN protection. We have also expanded our solutions to multiple platforms and to all levels of the enterprise network: gateways, servers and clients (desktop PCs, laptops, mobile devices, and PDAs). At the gateway level, our products run on Windows NT, Solaris, and Linux platforms. Our products at the server level operate on Windows NT, UNIX, Linux, and other key server platforms. At the end user level, our products run on the Windows platform.

Virus Protection and Filtering

Our virus protection and filtering technology is a core element of Internet security that combines multi-tier protection against viruses with the management of Internet communications for sensitive content or misuse of data. Users of our virus protection and filtering products are able to take action to protect their enterprise from risks associated with using Internet resources. This includes scanning or monitoring data that enters, leaves or travels inside the organization, as well as detecting and eliminating malicious code that may be introduced into a company's network. Our virus protection and e-mail and Internet content filtering technologies protect gateways, servers and clients at multiple entry points from known and unknown threats. Protection from virus attacks is the most well-known and largest market component of the enterprise security area.

Symantec AntiVirus provides virus protection for computers running in every tier of an enterprise's network, including Internet gateways, desktops, file and print servers, mail servers and firewalls. Symantec AntiVirus also enables corporations to keep their virus definitions up to date via LiveUpdate.

CarrierScan Server enables companies to tightly integrate anti-virus scanning and repair capabilities into services such as Web-based e-mail, Web-based file sharing, Internet-available databases and other applications that deliver files over the Internet. CarrierScan Server can be deployed on one or more servers inside a company's infrastructure.

Firewalls/VPN

We offer firewall solutions from the gateway to end devices. Firewalls are not only installed at the Internet gateways, but desktop firewalls also are installed at clients as well as internal firewalls around key servers.

Symantec Desktop Firewall enables administrators to quickly roll out a highly effective solution that works intelligently in the background, monitoring both inbound and outbound communications. Since Symantec Desktop Firewall is optimized for always-on broadband connections such as DSL and cable modems that are favored by mobile users, it is a highly effective solution for securing remote communications.

Symantec Enterprise Firewall provides an advanced perimeter security solution without compromising network performance. It protects against unwanted intrusion, while allowing approved business traffic to traverse the enterprise network.

VelociRaptor Firewall appliance is an integrated hardware/software solution that ensures the security of vital information. With VelociRaptor Firewall, one simply "plugs and protects" to provide a robust, secure connection to the Internet, regardless of the organization size.

PowerVPN Server is designed to reduce the cost of managing remote access to enterprise networks while enabling improved integration with valuable supply-chain partners. Its technology ensures that corporations know and can control traffic passing at the application and network levels.

Intrusion Detection

Organizations must protect information from unwanted users and hackers and control access to information to maintain business integrity. At the gateway and server level, our intrusion detection products will monitor systems for such patterns of misuse and abuse and can warn organizations before systems are misused or information is stolen.

Intruder Alert detects unauthorized and malicious activity, keeping systems, applications and data secure from misuse and abuse. If these systems are threatened, Intruder Alert can notify the user and take action to prevent information theft or loss.

NetProwler complements existing security countermeasures and fortifies a company's e-business initiatives by offering dynamic network intrusion detection that transparently examines network traffic. It instantly identifies, logs, and terminates unauthorized use, misuse and abuse of computer systems by internal saboteurs and external hackers.

Vulnerability Management

At the gateway and server level, our vulnerability management products find system vulnerabilities and ensure security policy compliance to proactively reduce business risk. The initial step to reduce corporate risk is to effectively measure compliance to a business security policy and detect vulnerabilities where critical information resides. It is important to understand the effectiveness of a security policy in order to properly define, manage and enforce business policies and assess possible threats.

Enterprise Security Manager gives companies the ability to automate the planning, management and control of security policies from a single location, thereby saving time and money. Enterprise Security Manager provides an efficient means of managing and controlling the policy while providing reports that enable companies to prove tangible evidence of progress across the enterprise, from their own workstations.

NetRecon is a network vulnerability management tool that discovers, analyzes and reports holes in network security. NetRecon achieves this by conducting an external review of network security by scanning and probing systems on the network. NetRecon reenacts common intrusion or attack scenarios to identify and report network vulnerabilities, while suggesting corrective actions.

Web Access Management

Our Web Access Management solutions enable customers, partners, suppliers and employees to connect to a network safely, reducing operational costs and enabling new business opportunities.

Webthority's advanced product architecture provides sophisticated and secure control of valuable e-business data by handling user identification, authorization and access control through the combination of a proxy server, authentication agents and central management server.

ENTERPRISE ADMINISTRATION

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their IT departments. Remote management solutions help remote professionals to remain productive while providing companies access to information, applications and data from any location.

pcAnywhere offers secure, reliable, fast and flexible point-to-point remote computing via a multitude of communications media including Internet, serial, LAN, ISDN, DSL, cable modems and infrared. pcAnywhere enables a remote PC user to control and transfer data to and from a host PC. In addition, the remote PC, laptop or PC terminal controls the operation of the often-distant host PC and allows users at the host machine to view the operations being conducted from the remote site.

Ghost Corporate Edition is a PC cloning solution that allows fast disk image management, rollout and ongoing PC configuration. Ghost Corporate Edition provides technology for fast, reliable PC imaging and management that serves to reduce IT costs by providing a means to restore and configure machines that have been cloned. The centralized management console enables IT personnel to initiate, configure and manage the cloning of workstations across the network from a single location, saving valuable time and resources.

SERVICES

Symantec Security Services provides information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable E-business success. Through its comprehensive offerings, Symantec Security Services delivers holistic security assessments, planning and implementation, proactive solutions for security management and response, and knowledge transfer to develop internal security skills.

Consulting Services enables organizations to implement best-practices security measures across the enterprise through comprehensive security assessments and holistic planning and design. Consulting Services develops strategies for managing and reducing risks to help organizations protect business-critical assets.

Implementation Services provides the expertise that enables rapid technology implementations and maximizes the value of security investments. Through hands-on deployments of advanced security systems and technologies, Implementation Services allows organizations to leverage the best-practices security experience of industry experts in order to gain maximum enterprise protection.

Managed Security Services provides a comprehensive array of outsourced security management, monitoring, and response services that helps organizations solve security problems cost effectively. Managed Security Services allows organizations to leverage the knowledge of Internet security experts in order to protect the value of their networked assets and infrastructure.

Education Services provides the training, skills development and certifications that enable organizations to optimize the operation and administration of their security systems. By developing and maintaining internal staff knowledge, organizations can maximize the return on their security investments.

OTHER

Our Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations from our Visual Cafe and ACT! divested product lines.

RECENT ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

Since our initial public offering on June 23, 1989, we have completed acquisitions of 23 businesses. Our recent acquisitions are as follows:

     -   AXENT Technologies, Inc. in the December 2000 quarter;

     -   20/20 Software, Inc. in the March 2000 quarter;

     -   L-3 Network Security's operations, also in the March 2000 quarter;

     -   URLabs in the September 1999 quarter;

     -   Quarterdeck Corporation in the March 1999 quarter;

     -   Intel Corporation's anti-virus business in the September 1998 quarter;

     -   Binary Research Limited's operations in the June 1998 quarter; and

     -   IBM Corporation's anti-virus business also in the June 1998 quarter.

We accounted for each of these acquisitions as a purchase and, accordingly, we have included the operating results of these businesses in our consolidated financial statements since their respective dates of acquisition. We have acquired several businesses in the past, including Peter Norton Computing, Inc. on August 31, 1990. We continue to use the Norton brand name for products subsequently developed and marketed by us. For further discussion on our recent acquisitions, see Note 3 of Notes to Consolidated Financial Statements of this Form 10-K.

DIVESTITURES

We divested the Visual Cafe and substantially all of the ACT! product lines on December 31, 1999, and have included the results prior to disposition in our Other operating segment. These divestitures enabled us to focus our efforts and resources on our Internet security business. These products comprised a significant part of our business prior to their disposition.

SALES AND MARKETING, INTERNATIONAL SALES AND CUSTOMER SUPPORT

We market our products worldwide utilizing a multi-channel strategy of direct and indirect sales through independent software distributors, major retail chains, resellers, and value-added resellers focusing on security solutions and system integrators.

SALES AND MARKETING

We sell our products to individuals and enterprise users primarily through distributors and resellers. Our products are available to customers through channels that include: distributors, retail, mail order, corporate resellers, Internet-based resellers or "e-tailers," value added resellers, original equipment manufacturers, educational institutions and Internet service providers, or ISPs. We also sell some of our products and product upgrades through direct mail and over the Internet. We sell corporate site licenses through our distribution, corporate reseller, value-added resellers and system integrator channels, in addition to our direct sales force.

We maintain distribution relationships with major independent distributors. These distributors stock our packaged products for redistribution to independent dealers, consultants and other resellers. We also maintain relationships with major retailers, while marketing directly to these retailers through independent distributors and cooperative marketing arrangements. Our indirect sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sell-through to customers. We also work closely with them to manage promotions and other marketing activities.

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

     -   radio broadcast advertising;

     -   public relations;

     -   cooperative marketing with distributors, resellers and dealers;

     -   direct mailings to existing and prospective end-users; and

     -   participation in trade and computer shows.

We typically offer two types of rebate programs within the United States: volume incentive rebates and rebates to end-users. Volume incentive rebates are made available to our distributors and resellers. The distributor or reseller earns a rebate based upon the volume of their purchases and their sale of products to end-users. Volume incentive rebates are accrued as an offset to revenue when revenue is recorded. From time to time, we also make rebates available to individual end-users or consumers of various products acquired through major retailers. End-user rebates are accrued as an offset to revenue when revenue is recorded.

Product returns occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories, subject to various contractual limitations. Our return policy allows distributors, subject to these contractual limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return our products through dealers and distributors for a full refund within a reasonably short period from the date of purchase. We estimate and maintain reserves for such product returns. For further discussion, see Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements of this Form 10-K.

INTERNATIONAL SALES

Revenues outside of North America represented approximately 45%, 41% and 37% of our net revenues for fiscal 2001, 2000 and 1999, respectively.

The majority of our net revenues from Europe are derived from sales by affiliates of our major United States distributors. Additionally, we sell our products through authorized distributors, which may be restricted to specified territories. For some of our products, we translate the documentation, software and packaging into the local language and prepare marketing programs for each local market.

We have marketing offices in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Columbia, Czech Republic, Denmark, Finland, France, Germany, Holland, Hong Kong, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, New Zealand, Norway, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, United Arab Emirates and the United Kingdom. These local offices facilitate our marketing and distribution in international markets. Our international operations are subject to various risks common to international operations, including:

     -   government regulations;

     -   import restrictions;

     -   currency fluctuations;

     -   repatriation restrictions; and

     - in some jurisdictions, reduced protection for our copyrights and trademarks.

CUSTOMER SUPPORT

Consumer Product Support

Our product support program provides free self-help online services to all consumer customers worldwide. In some countries, access to free telephone support is also provided for a limited period of 30 to 90 days, depending upon the country. After the initial period, telephone support is provided for a fee throughout North America, as well as portions of Asia Pacific and Europe. For some of our international customers, we continue to transition our product support to be entirely fee based telephone support, along with free self-help online support. Through LiveUpdate, we provide online access to application bug fixes and/or patches for most of our currently marketed and developed products.

Enterprise Security Support

Our product support program provides annual support contracts to all enterprise customers worldwide. Our annual support contracts provide 1) hot-line service delivered by telephone, fax, e-mail and over the Internet; 2) immediate patches for severe problems; 3) periodic software updates; 4) access to our technical knowledge base and FAQ facility; and 5) an invitation to the annual user group meeting.

We revise these fee-based support programs from time to time as customer requirements change and as market trends dictate.

PRODUCT DEVELOPMENT, PARTNERSHIPS, INVESTMENTS AND ACQUISITIONS

We   use a multiple product sourcing strategy that includes, as necessary:

     -   internal development;

     -   licensing from third parties;

     -   investment in companies; and

     -   acquisitions of technologies, product lines or companies.

We develop software products that are designed to operate on a variety of operating systems. We typically develop new products and enhancements of existing products through focused product development groups with support from our core technology group. Each segment is responsible for its own design, development, documentation and quality assurance.

Independent contractors are used for aspects of the product development process. In addition, elements of some of our products are licensed from third-party developers.

We invest in companies with emerging technologies and companies that promote the sale and use of our products. These investments are done in lieu of an acquisition when timing is inappropriate or when the business models and sectors fall out of our strategic requirements. These investments are complementary and can enhance both financial returns and market growth.

We use strategic acquisitions, as necessary to provide certain technology, people and products for our overall product strategy. We have completed a number of acquisitions of technologies, companies, and products and dispositions of technologies and products and may acquire and/or dispose of other technologies, companies and products in the future. For further discussion on our acquisitions and divestitures, see Note 3 of Notes to Consolidated Financial Statements of this Form 10-K.

COMPETITION

The computer software market is intensely competitive and is subject to rapid changes in technology. It is influenced by the strategic direction of major computer hardware manufacturers, ISPs, Application Service Providers, or ASPs, key application software vendors and operating system providers. Our competitiveness depends on our ability to deliver products that meet our customers' needs by enhancing our existing solutions and offering reliable, scalable and standardized new solutions on a timely basis. We have limited resources, and as a result, we must deploy resources thoughtfully. The principal competitive factors in our consumer products and enterprise security and administration segments are quality, employment of the most advanced technology, time to market, price, reputation, breadth of product offerings, customer support, brand recognition, and sales and marketing teams. In our services segment, the principal competitive factors include technical capability, customer responsiveness, price, ability to attract and retain talented and experienced personnel, and reputation within the industry.

Competition in the consumer products market is intense. Some of the companies that offer competing products to our Consumer Products offerings include F-Secure, Internet Security Services, or ISS, McAfee.com, Network Associates, Norman, Panda, Secure Computing, Sophos, and ZoneLabs. With the recent outbreaks of viruses and other Internet-based security threats, several other companies have entered the market and may become significant competitors in the future.

In the Enterprise Security and Administration market, we compete against several companies who offer competing products to our technology solutions (firewalls/VPN, intrusion detection, vulnerability management, web access management, and virus protection) and support. Some of the companies that we compete against are BindView, Checkpoint, Cisco, Computer Associates, ISS, Netopia, Network Associates, Norman, Nortel, Panda, PentaSafe, PowerQuest, Stac Software, SonicWALL, Traveling Software, Trend Micro, and WebSense.

Price competition is intense with most of our products. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

We also face competition from a number of other products that offer levels of functionality different from those offered by our products, or that were designed for a somewhat different group of end-users than those targeted by us. Operating system vendors such as Microsoft have added features to new versions of their products that provide some of the same functions offered in our products. Microsoft has incorporated advanced utilities in Windows 95, Windows 98, Windows 2000, Windows Millennium Edition, and Windows XP, and we believe this trend will continue. In addition, several other operating systems are gaining market acceptance, such as Red Hat Linux, Solaris and Unix-based operating systems, and they may also incorporate advanced utilities or other functionality offered in our products. While we plan to continue to improve our products with a view toward providing enhanced functionality over that provided in current and future operating systems, these efforts may be unsuccessful and any improved products may not be commercially accepted by users. We will also continue to attempt to cooperate with operating system vendors to make our products compatible with those operating systems, while at the same time, differentiating our utility products from features included in these operating systems. Our efforts in this regard may be unsuccessful.

The demand for some of our products, including those currently under development, may decrease if, among other reasons:

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

MANUFACTURING

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each product that are then duplicated or replicated and packaged into products by our logistics organization. All of our domestic manufacturing and order fulfillment is performed by an outside contractor under the supervision of our domestic logistics organization. Purchasing of all raw materials is done by Symantec personnel in our Cupertino, California facility and Dublin, Ireland facility for products manufactured in those countries. The manufacturing steps that are subcontracted to outside organizations include the duplication of diskettes and replication of CD-ROMs, printing of documentation materials and retail boxes, and assembly of the final packages. We perform diskette duplication, assembly of the final packages, and order fulfillment in our Dublin, Ireland manufacturing facility for most products distributed outside of North and South America.

INTELLECTUAL PROPERTY

We regard our software as proprietary. We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. For further discussion on our current litigation, see Note 15 of Notes to Consolidated Financial Statements of this Form 10-K. These claims and any litigation may result in invalidation of our proprietary rights. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention.

EMPLOYEES

As of March 31, 2001, we employed approximately 3,800 people worldwide, including approximately 1,950 in sales, marketing and related staff activities, 950 in product development, 100 in consulting services, and 800 in management, manufacturing, administration and finance. None of our employees are represented by a labor union and we have experienced no work stoppages. We believe that relations with our employees are good. Competition in recruiting personnel in the software industry is intense. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. We believe that we must provide personnel with a competitive compensation package, which necessitates the continued availability of stock options and shares to be issued under our employee stock option and purchase plans.

ITEM 2: PROPERTIES

Our principal locations, all of which are leased, are as follows:

                                                                        Approximate         Expiration
                                                                        Size                of
Location                       Purpose                                (in square feet)      Lease
---------------------------    ------------------------------------   ----------------      ---------
North America
Cupertino, California
   Emerging Business           Administration and sales                    165,000           2006
     (City Center 1)
   Corporate Headquarters      Administration, sales and marketing         144,000           2006
     (City Center 2)

Eugene, Oregon                 Customer service, technical                 162,000           2006
                                 support and administration

Santa Monica, California       Research and development                    108,000           2007
                                 and marketing

Beaverton, Oregon              Research and development, sales,             81,000           2005
                                 marketing and administration

Toronto, Canada                Administration, sales, and technical         61,000           2005
                                 support

San Antonio, Texas             Research and development                     28,000           2007
                                 and marketing

Newport News, Virginia         Research and development and sales           26,000           2006


International
Dublin, Ireland                Administration, manufacturing               107,500           2026
                                  and localization

Leiden, Holland                Administration, sales, marketing             36,000           2004
                                 and technical support


Our principal administrative, sales and marketing facilities are located in Cupertino, California. We lease a number of additional facilities for administrative, marketing, localization and technical support in the United States, Canada, Ireland, Japan, the Netherlands, New Zealand and Taiwan; for administration, marketing and technical support in Australia, Brazil, China, India, Malaysia, Singapore and South Korea; and for administration and marketing in Argentina, Austria, Belgium, Czech Republic, Denmark, Finland, France, Germany, Hungary, Israel, Italy, Mexico, Norway, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom.

On March 30, 2001, we entered into a master lease agreement for land and the construction of two office buildings, one approximately 100,000 square feet in Newport News, Virginia, effective June 6, 2001, and another approximately 175,000 to 200,000 square feet in Springfield, Oregon, effective April 6, 2001. For further discussion on this lease, see Note 8 of Notes to Consolidated Financial Statements of this Form 10-K.

We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

ITEM 3: LEGAL PROCEEDINGS

Information with respect to this Item may be found in Note 15 of Notes to Consolidated Financial Statements of this Form 10-K, which is incorporated herein by this reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended March 31, 2001.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the Nasdaq symbol "SYMC." The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

                                        Fiscal 2001                                   Fiscal 2000
                       --------------------------------------------    --------------------------------------------
                       Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
                         2001        2000        2000        2000        2000        1999        1999        1999
                       --------    --------    --------    --------    --------    --------    --------    --------
High                   $  52.69    $  45.25    $  63.69    $  71.50    $  80.81    $  66.44    $  35.97    $  28.00
Low                       33.56       29.81       41.38       52.56       48.06       36.75       25.75       13.00

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

                                       Fiscal 2001                                    Fiscal 2000
                       --------------------------------------------    --------------------------------------------
                       Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,
                         2001        2000        2000        2000        2000        1999        1999        1999
                       --------    --------    --------    --------    --------    --------    --------    --------
High                   $  80.00    $  67.00    $  93.00    $ 105.00    $ 116.00    $  99.00    $  54.00    $  40.50
Low                       58.05       42.50       63.00       79.00       70.00       55.00       38.50       20.00

As of March 31, 2001, there were approximately 986 stockholders of record, including approximately 21 holders of record of Delrina exchangeable shares. We have not paid cash dividends in the last three years. In addition, our bank line of credit does not allow for the payment of cash dividends on our common stock. For further discussion on our line of credit, see Note 7 of Notes to Consolidated Financial Statements of this Form 10-K.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

During fiscal 2001, we acquired AXENT. During fiscal 2000, we acquired URLabs, L-3 Network Security's operations and 20/20 Software. During fiscal 1999, we acquired Quarterdeck, Intel's and IBM's anti-virus businesses and the operations of Binary Research. Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition. We did not complete any acquisitions during fiscal 1998. During fiscal 1997, we acquired Fast Track, Inc. in a transaction accounted for as a pooling of interests. Since the results of operations of Fast Track were not material to our consolidated financial statements, amounts prior to the date of acquisition were not restated to reflect the combined operations of the companies.

On December 31, 1999, we divested our Visual Cafe and ACT! product lines. Because the divestitures of the Visual Cafe and ACT! product lines were effective at the close of business on December 31, 1999, these product lines are included in the results of operations through that date for the year ended March 31, 2000.

FIVE-YEAR SUMMARY

                                                                Year Ended March 31,
(In thousands, except                    ------------------------------------------------------------------
net income per share)                       2001          2000          1999          1998          1997
-------------------------------------    ----------    ----------    ----------    ----------    ----------
Statements of Income Data:
   Net revenues                          $  853,554    $  745,725    $  592,628    $  532,940    $  452,933
   Amortization of goodwill                  71,336        17,884         6,175            --            --
   Acquired in-process research and
     development                             22,300         4,300        27,465            --         3,050
   Litigation judgment, restructuring
     and other expenses                       3,664         9,018        10,930            --         5,535
   Operating income                         109,600       135,203        27,841        54,924        17,550
   Net income                                63,936       170,148        50,201        85,089        26,068
   Net income per share - basic          $     0.99    $     2.94    $     0.89    $     1.52    $     0.48
   Net income per share - diluted        $     0.94    $     2.73    $     0.86    $     1.42    $     0.47
   Shares used to compute net
     income per share - basic                64,737        57,870        56,601        56,097        54,705
   Shares used to compute net
     income per share - diluted              68,237        62,214        59,289        60,281        55,407

                                                                     March 31,
                                         ------------------------------------------------------------------
(In thousands)                              2001          2000          1999          1998          1997
-------------------------------------    ----------    ----------    ----------    ----------    ----------
Balance Sheet Data:
   Working capital                       $  369,184    $  319,020    $   94,036    $  175,537    $  129,569
   Total assets                           1,791,581       846,027       563,476       476,460       339,398
   Long-term obligations, less
     current portion                          2,363         1,553         1,455         5,951        15,066
   Stockholders' equity                   1,376,501       617,957       345,113       317,507       217,979

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Our actual results, levels of activity, performance, or achievements may be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Factors that may cause or contribute to this difference include, among other things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

Symantec, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. We are a leading provider of virus protection, firewall, virtual private network, vulnerability management, intrusion detection, remote management technologies and security services to consumers and enterprises around the world. Founded in 1982, we have offices in 37 countries worldwide.

During the last three fiscal years, we completed the following acquisitions and divestitures:

Recent Acquisitions

In December 2000, we acquired 100% of the outstanding common stock of AXENT in exchange for Symantec common stock. The transaction was accounted for as a purchase. We recorded goodwill and other intangible assets in connection with this acquisition and are amortizing these assets over four years. We wrote off the acquired in-process research and development at the time of acquisition.

In March 2000, we purchased 100% of the outstanding common stock of 20/20 Software. The transaction was accounted for as a purchase and was paid for in cash. We recorded goodwill and acquired product rights in connection with this acquisition and are amortizing these assets over five years. We wrote off the acquired in-process research and development at the time of acquisition.

Also in March 2000, we acquired L-3 Network Security's operations. The transaction was accounted for as a purchase and was paid for with cash. We recorded goodwill and other intangible assets in connection with the acquisition and are amortizing these assets over five years. We wrote off the acquired in-process research and development at the time of acquisition.

In July 1999, we purchased 100% of the outstanding common stock of URLabs. The transaction was accounted for as a purchase and was paid for with cash. We recorded goodwill and other intangible assets in connection with the acquisition and are amortizing these assets over five years. We wrote off the acquired in-process research and development at the time of acquisition.

In November 1998, we completed a tender offer for the common stock of Quarterdeck, obtaining 63% of the outstanding shares. In March 1999, we acquired the remaining outstanding shares of Quarterdeck. The acquisition of Quarterdeck was accounted for as a purchase and was paid for with cash. We recorded acquired product rights, goodwill, workforce-in-place and other intangible assets in connection with the acquisition. We amortized the value of the workforce-in-place over two years. We are amortizing the value of the remaining intangibles, acquired product rights and goodwill over five years. We wrote off the acquired in-process research and development at the time of acquisition.

In September 1998, we entered into an agreement with Intel to acquire its anti-virus business and to license its systems management technology. The acquisition was accounted for as a purchase and was paid for with cash. We recorded acquired product rights and other intangibles as of the date of the acquisition and are amortizing the value of these assets over five years. We wrote off the acquired in-process research and development at the time of acquisition.

In June 1998, we acquired the operations of Binary Research, including the "Ghost" product line. The acquisition was accounted for as a purchase and was paid for with cash. We recorded intangible assets of acquired product rights and workforce-in-place as of the date of the acquisition and are amortizing the value of the workforce-in-place and acquired product rights over four years. We wrote off the acquired in-process research and development at the time acquisition.

In May 1998, we entered into an agreement with IBM to acquire its immune system technology and related anti-virus patents. The acquisition was accounted for as a purchase and was paid for with cash. We recorded intangible assets of prepaid research and development, customer base and goodwill. We amortized the value of prepaid research and development over one year. We are amortizing the value of both the goodwill and customer base over five years. We wrote off the acquired in-process research and development at the time of acquisition.

Recent divestitures

On December 31, 1999, we divested our Visual Cafe and ACT! product lines. Because the divestitures of the Visual Cafe and ACT! product lines were effective at the close of business on December 31, 1999, these product lines are included in the results of operations through December 31, 1999.

For further discussion on our recent acquisitions and divestitures, see Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth each item from our consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

                                                                                              Period-to-Period
                                                                                                 Percentage
                                                                                            Increase (Decrease)
                                                                                        ---------------------------
                                                  Year Ended March 31,                     2001           2000
                                            ---------------------------------            Compared        Compared
                                             2001          2000         1999              to 2000         to 1999
                                            -------       ------       ------           -----------     -----------
Net revenues                                    100%         100%         100%              14%             26%
Cost of revenues                                 15           16           16                2              25
                                            -------       ------       ------
       Gross margin                              85           84           84               17              26
 Operating expenses:
   Research and development                      15           15           17               17               7
   Sales and marketing                           41           41           48               14               7
   General and administrative                     5            6            6                6              18
   Amortization of goodwill                       8            2            1              299             190
   Amortization of intangibles from
     acquisitions                                --           --           --                *               *
   Acquired in-process research and
     development                                  3            1            5              419             (84)
   Restructuring and other expenses              --            1            1              (59)             77
   Litigation judgment                           --           --            1               --            (100)
                                            -------       ------       ------

       Total operating expenses                  72           66           79               27               5
                                            -------       ------       ------
Operating income                                 13           18            5              (19)            386
Interest income                                   4            2            2              148              (1)
Interest expense                                 --           --           --                *               *
Income, net of expense, from sale of
   technologies and product lines                 2           15            7              (81)            161
Other income (expense), net                      (3)          --           --                *               *
                                            -------       ------       ------
 Income before income taxes                      16           35           14              (45)            209
Provision for income taxes                        9           12            6              (12)            164
                                            -------       ------       ------
Net income                                        7%          23%           8%             (62)            239
                                            =======       ======       ======

* Percentage change is not meaningful

NET REVENUES

Net revenues increased 14% from $746 million in fiscal 2000 to $854 million in fiscal 2001. Net revenues increased 26% from $593 million in fiscal 1999 to $746 million in fiscal 2000. The increase in fiscal 2001 as compared to fiscal 2000 and the increase in fiscal 2000 as compared to fiscal 1999 were largely due to increased sales to our enterprise customers, introductions of new products and increased sales outside of North America. During the December 2000 quarter, we acquired AXENT, which contributed approximately $42 million to our total net revenues for fiscal 2001.

CONSUMER PRODUCTS

Our Consumer Products segment represented approximately 39%, 43% and 45% of total net revenues for fiscal 2001, 2000 and 1999, respectively. Although net revenues for this segment decreased as a percentage of net revenues, net revenues in absolute dollars increased in fiscal 2001 as compared to fiscal 2000. Despite the slow-down in the personal computer sales environment, the absolute dollars increased primarily due to the increase in customer focus on protecting their home computers from Internet related attacks. This factor contributed to growth in sales of our Norton Internet Security product, which was introduced in the March 2000 quarter.

Net revenues in absolute dollars increased in the Consumer Products segment in fiscal 2000 over fiscal 1999. This increase was primarily due to increased sales of our antivirus products following outbreaks of significant viruses, new releases of both new and existing products and our customers preparing for the Year 2000 rollover. These factors contributed to growth in sales of Norton AntiVirus, Norton SystemWorks and Norton 2000. We have since discontinued our Norton 2000 product.

During fiscal 2001, 2000 and 1999, the financial impact of product price reductions for certain of our products was offset by the increase in the volume of products sold.

ENTERPRISE SECURITY AND ADMINISTRATION

Our Enterprise Security and Administration segments represented approximately 60%, 51% and 44% of total net revenues for fiscal 2001, 2000 and 1999, respectively. Net revenues increased in fiscal 2001 as compared to 2000 due to the continued strength of our virus protection solution, growth from our vulnerability management and intrusion detection solutions as a result of the AXENT acquisition, and the new release of our Ghost Corporate Edition product.

Net revenues increased in fiscal 2000 as compared to fiscal 1999 primarily due to strong demand for our Enterprise Administration products Ghost Corporate Edition and pcAnywhere and increases due to virus outbreaks and Year 2000 preparation.

SERVICES AND OTHER

Our Services and Other segments represented approximately 1%, 6% and 11% of total net revenues for fiscal 2001, 2000 and 1999, respectively. The decrease in fiscal 2001 and 2000 is due to our divestiture of the Visual Cafe and ACT! product lines in December 1999, which is included in the Other segment.

INTERNATIONAL

Net revenues outside of North America represented 45%, 41% and 37% of total net revenues for fiscal 2001, 2000 and 1999, respectively. International net revenues increased by $74 million in fiscal 2001 to $382 million from $308 million in 2000. This increase in net revenues was the result of increased sales in Europe and Japan. Net revenues from sales outside of North America increased by $89 million in fiscal 2000 to $308 million from $219 million in fiscal 1999. This increase was also largely due to stronger sales in Europe and Japan.

Weaknesses in currencies fixed to the euro during fiscal 2001, slightly offset by strengths in other currencies, negatively impacted our international revenue growth by approximately $44 million. The impact in fiscal 2000 was approximately $15 million.

PRO FORMA REVENUE GIVING EFFECT TO THE ACQUISITION OF AXENT AND DIVESTITURES

For comparative purposes, the following table displays, on a pro forma basis, our net revenues as if the acquisition of AXENT had occurred at the beginning of fiscal 1999 and excluding the divested Visual Cafe and ACT! product lines:

                                                Year ended March 31,
                                     -------------------------------------------
(In thousands)                          2001            2000            1999
--------------------------------     -----------     -----------     -----------
Pro forma net revenues               $   944,150     $   826,587     $   632,243

Quarterly pro forma net revenues for the year ended March 31, 2001 would have been as follows, for the quarter ended:

                   Consumer    Enterprise    Enterprise                                Total
(In thousands)     Products     Security   Administration   Services      Other       Company
----------------------------------------------------------------------------------------------
June 2000          $ 75,203     $ 85,998     $ 60,567       $  2,836     $    807     $225,411
September 2000       78,260       85,816       58,726          2,642          937      226,381
December 2000        93,761       92,005       53,747          1,995          244      241,752
March 2001           85,444      105,354       57,604          1,835          369      250,606

PRODUCT RETURNS

We estimate and maintain reserves for product returns. Product returns principally relate to stock balancing and the replacement of obsolete products, which are offset by orders of equal or greater value for the current versions of the products. The mix of products returned from our distributors/resellers as compared to products sold to our distributors/resellers does not impact our gross margin, as our gross margin is materially consistent across our various product families. Changes in the level of product returns and related product returns provision are generally offset by a change in the level of gross revenue. As a result, the product returns provision did not have a material impact on reported net revenues in any period presented.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts and amortization and write-off of acquired product rights. Gross margin was 85% of net revenues in fiscal 2001 and 84% of net revenues in fiscal 2000 and 1999. The improvement in gross margin in fiscal 2001 was primarily due to higher margins associated with the increase in enterprise related sales and cost savings achieved in reduced packaging costs.

ACQUIRED PRODUCT RIGHTS

As indicated in the overview, during fiscal 2001 we acquired AXENT and recorded approximately $86 million in acquired product rights. During fiscal 2000, we acquired URLabs, L-3 Network Security's operations and 20/20 Software and recorded approximately $11 million in acquired product rights. Amortization of these intangibles, which are included in cost of revenues, totaled approximately $17 million, $10 million and $6 million in fiscal 2001, 2000 and 1999, respectively. The amortization of intangible assets from our fiscal 2001 and 2000 acquisitions will occur over the next 5 years.

For further discussion on acquired product rights and related amortization, see Notes 3 and 4 of Notes to Consolidated Financial Statements of this Form 10-K.

RESEARCH AND DEVELOPMENT EXPENSES

We charge research and development expenditures to operations as incurred. As a percentage of net revenues, research and development expenses remained flat at 15% for fiscal 2001 and 2000 and were 17% for fiscal 1999. The overall growth in our net revenues was the primary reason for the decrease in research and development expenses as a percentage of net revenues in fiscal 2000 as compared to fiscal 1999.

Although research and development expenses remained flat as a percentage of net revenues, absolute dollars increased 17% to approximately $127 million in fiscal 2001 from $108 million in fiscal 2000. The increase was a result of Enterprise Security segment hiring, salary increases and other employee related expenses and AXENT related research and development expenses which were included from the date of acquisition. This increase was partially offset by the lack of expenses in fiscal 2001 associated with the divested Visual Cafe and ACT! product lines and the patent claim settlements in the Consumer Products segment.

Research and development expenses increased 7% to approximately $108 million in fiscal 2000 from $102 million in fiscal 1999. The increase was a result of increases in software development costs paid to additional contractors, employee related expenses and additional costs for settlements related to disputes over technology rights in fiscal 2000, offset by a reduction of research and development expenses resulting from our divestitures.

SALES AND MARKETING EXPENSES

Sales and marketing expenses as a percentage of net revenues remained flat at 41% for fiscal 2001 and 2000 and was 48% for fiscal 1999.

Sales and marketing expenses were approximately $350 million, $307 million and $286 million in fiscal 2001, 2000 and 1999, respectively. The absolute dollar increase in sales and marketing expenses in fiscal 2001 as compared to fiscal 2000 was primarily related to Enterprise Security segment hiring and increase in salaries, commissions and other performance based compensation and AXENT related sales and marketing expenses which were included from the date of acquisition. The absolute dollar increase in sales and marketing dollars for fiscal 2000 over fiscal 1999 was also due to increased headcount, related salaries, commission and other performance based compensation.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses as a percentage of net revenues were 5% in fiscal 2001 and 6% in fiscal 2000 and 1999.

General and administrative expenses were approximately $45 million, $42 million and $36 million in fiscal 2001, 2000 and 1999, respectively. The absolute dollar increase in general and administrative expenses in fiscal 2001 as compared to fiscal 2000 was primarily due to an increase in salary related expenses and other general administrative expenses, offset by a reduction in bad debt expenses. General and administrative expenses in absolute dollars increased in fiscal

2000 as compared to fiscal 1999, primarily due to increases in salaries and benefits, legal fees and bad debt expenses, offset by reductions in certain consulting expenses incurred in fiscal 1999.

AMORTIZATION OF GOODWILL

Amortization of goodwill increased 299% to approximately $71 million in fiscal 2001 from $18 million in fiscal 2000. The increase was related to amortization of goodwill associated with the acquisition of AXENT in fiscal 2001. Amortization of goodwill increased 190% to approximately $18 million in fiscal 2000 from $6 million in fiscal 1999. The increase was related to the amortization of goodwill associated with the acquisitions of URLabs, L-3 Network Security's operations and 20/20 Software in fiscal 2000.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

In fiscal 2001, we acquired AXENT. In fiscal 2000, we acquired URLabs and L-3 Network Security's operations. In fiscal 1999, we acquired IBM's and Intel's anti-virus businesses, Binary Research's operations and Quarterdeck.

We wrote off approximately $22 million, $4 million and $27 million of acquired in-process research and development associated with these acquisitions in fiscal 2001, 2000 and 1999, respectively. These write-offs were necessary because the acquired technologies had not yet reached technological feasibility and there were no alternative uses.

The efforts required to develop the acquired in-process technology principally relate to the completion of all planning, design, development and testing activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

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

A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written off for these acquisitions in fiscal 2001, 2000 and 1999. As a result, we wrote off $22 million in connection with our acquisition of AXENT in fiscal 2001 using the following analysis:

AXENT

The following discussion contains forward-looking statements of certain aspects of our expected future operating results from the operations of AXENT. Actual results may differ from the estimates expressly or implicitly referred to by these forward-looking statements. Factors that may cause such differences include those identified in the Business Risk Factors set forth in this Item 7.

We are using the acquired in-process research and development associated with AXENT to create additional opportunities in Internet security, primarily in the assessment and management of securing networks for enterprises.

The in-process technology acquired in the AXENT acquisition consisted primarily of research and development related to the next generation of ESM, Intruder Alert, Raptor Firewall, Webthority and other projects. AXENT's research and development was focused on providing more robust features in its development of these next generation products.

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

We estimated selling, general and administrative expenses for the in-process technology to be 45% of revenue in each year of the five-year projection period.

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

We used a discount rate of 25% for valuing the in-process technologies from AXENT, which we believe reflects the risk associated with the completion of these research and development projects and the estimated future economic benefits to be generated subsequent to their completion. This discount rate is higher than the weighted average cost of capital of 15%, due to the risks related to the fact that the technology had not reached technological feasibility as of the date of the valuation.

The assumptions and projections discussed for the technologies acquired from AXENT were based on information available at the time and should not be taken as indications of actual results, which could vary materially based on the risks and uncertainties identified in the Business Risk Factors set forth in this Item 7.

L-3 NETWORK SECURITY

The in-process technology acquired in the L-3 Network Security purchase consisted primarily of research and development related to the next generation of Retriever and Expert. We have integrated this technology into our vulnerability management products. The original assumptions and projections discussed in prior filings for the research and development acquired from L-3 Networks Security have not significantly changed.

URLABS

The in-process technology acquired in the URLabs purchase consisted primarily of research and development related to the next generation of URLabs' two main products, I-Gear and Mail-Gear, which have been added to our product offerings. The original assumptions and projections discussed in prior filings for the research and development acquired from URLabs have not significantly changed.

IBM

The in-process technology acquired in the IBM purchase primarily consisted of the IBM immune system technology and related anti-virus patents. We have integrated this technology into our anti-virus products. The original assumptions and projections discussed in prior filings for the immune system and related anti-virus technology acquired from IBM have not significantly changed.

BINARY RESEARCH

The in-process technology acquired in the Binary Research acquisition primarily consisted of disk cloning technologies associated with Ghost, the flagship product of Binary Research, which has been added to our product offerings. The assumptions and projections discussed in prior filings for the disk cloning technologies acquired from Binary Research have not significantly changed.

INTEL

The in-process technology acquired in the Intel purchase consisted of the LANDesk anti-virus technology, which resides in the LANDesk virus protect product line. This technology has been integrated into our corporate anti-virus offerings. The assumptions and projections discussed in prior filings for the LANDesk anti-virus technology acquired from Intel have not significantly changed.

QUARTERDECK

The in-process technology acquired in our acquisition of Quarterdeck consisted of projects related to Quarterdeck's CleanSweep product line. These technologies have been integrated into Norton SystemWorks and are sold as a stand-alone product. The assumptions and projections discussed in prior filings for the projects related to Quarterdeck's CleanSweep product line have not significantly changed.

RESTRUCTURING AND OTHER EXPENSES

During the March 2001 quarter, we reorganized various operating functions, thereby reducing our workforce by 50 employees, and recorded approximately $1.1 million for the costs of severance, related benefits and outplacement services. In addition, we provided approximately $1.2 million for costs of severance and related benefits for six members of our senior management due to a realignment of certain responsibilities.

During the December 2000 quarter, we reduced a portion of our operations in Toronto, thereby reducing our workforce by 10 employees, and recorded approximately $0.4 million for the costs of severance, related benefits and abandonment of certain equipment. In addition, approximately $0.9 million was provided for costs of severance and related benefits for four members of our senior management due to a realignment of certain responsibilities.

During the March 2000 quarter, we reduced our operations in our Melville and Toronto sites, thereby reducing our workforce by 96 employees. As a result, we vacated the facility in Melville and we reduced the space occupied in Toronto. We recorded approximately $3.4 million for employee severance, outplacement and abandonment of certain facilities and equipment during the March 2000 quarter. In addition, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures during the March 2000 quarter.

During the December 1999 quarter, we reduced our Internet Tools business unit's workforce and reduced our sales workforce. There were 48 employees in the Internet Tools business unit affected, resulting in a charge of approximately $1.8 million for severance, related benefits and outplacement services. The sales workforce reduction affected 10 employees, resulting in a charge of approximately $0.4 million for severance, related benefits and outplacement services.

During the September 1999 quarter, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures. We also recorded approximately $2.7 million for certain costs related to an agreement reached with our former CEO in the June 1999 quarter. These costs were comprised of severance and the acceleration of unvested stock options.

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

For further discussion on restructuring and other expenses, see Note 12 of Notes to Consolidated Financial Statements of this Form 10-K.

LITIGATION JUDGMENT

During the June 1998 quarter, we accrued litigation expenses of approximately $6 million related to a judgment by a Canadian court on a decade-old copyright action assumed by us as a result of our acquisition of Delrina Corporation. For further discussion on our current litigation, see Note 15 of the Notes to Consolidated Financial Statements of this Form 10-K.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME (EXPENSE)

Interest income was approximately $33 million in 2001 and was relatively flat at $13 million in fiscal 2000 and 1999. Interest income increased 148% in fiscal 2001 over fiscal 2000. The increase was primarily due to a higher average cash balance during fiscal 2001 as compared to prior years.

Interest expense was approximately $2 million in fiscal 1999. The interest expense in fiscal 1999 was principally related to our convertible subordinated debentures, which were converted into our common stock in February 1999 and for interest on Quarterdeck's subordinated notes that were paid off in March 1999. Interest expense was not significant in fiscal 2001 and 2000.

Other expense, net was approximately $23 million in fiscal 2001 and consisted primarily of net losses on our equity investments. Other income, net was approximately $1 million and $2 million in fiscal 2000 and 1999, respectively, and was primarily comprised of gains and losses from non-functional currency exchange transactions. For further discussion on the net loss on our equity investments, see Note 5 of Notes to Consolidated Financial Statements of this Form 10-K.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

The components of income, net of expense, from sale of technologies and product lines are as follows:

                                                              Year Ended March 31,
                                                ----------------------------------------------
(In thousands)                                    2001               2000               1999
------------------------------------            -------            --------            -------
Royalties from Interact                         $19,250            $  5,000            $    --
Gain on divestiture of:
         Visual Cafe product line                    --              68,523                 --
         ACT! product line                           --              18,285                 --
Transition fees                                     801                 894                 --
Payments from HP and JetForm                        397              14,656             41,155
                                                -------            --------            -------
Income, net of expense, from sale of
     technologies and product lines             $20,448            $107,358            $41,155
                                                =======            ========            =======

Gain on Divestiture of Visual Cafe

On December 31, 1999, we sold the principal assets and liabilities of the Visual Cafe product line to WebGain, Inc., or WebGain. The assets primarily consisted of fixed assets and intangible assets. The liabilities related to certain revenue deferrals. In exchange for the assets and liabilities sold to WebGain, we received $75.0 million in a lump-sum cash payment on December 31, 1999. We wrote off or transferred approximately $4.7 million of capitalized software, fixed assets and inventory related to the Visual Cafe product line. In addition, we accrued approximately $1.4 million in transaction costs and $0.4 million in retention packages for the affected employees. As a result, we recorded a pre-tax gain of approximately $68.5 million on the divestiture.

Gain on Divestiture of ACT! and Royalties from Interact

On December 31, 1999, we licensed substantially all of the ACT! product line technology, on an exclusive basis, to Interact Commerce Corporation, previously SalesLogix Corporation, or Interact, for a period of four years. In addition, we sold the inventory and fixed assets related to the ACT! product line to Interact. In consideration for the license and assets, Interact transferred to us 623,247 shares of its unregistered common stock. These shares were valued at approximately $20 million as of December 6, 1999, the date the license was signed and the date the number of shares was determined. As a result of the license, we recognized approximately $20 million of income from the shares received, which was offset by approximately $0.4 million of inventory and fixed assets attributed to the ACT! product line that was written off and transferred to Interact. In addition, we accrued approximately $1.3 million for transaction related costs incurred at December 31, 1999. After recognizing the above amounts, we recorded a pre-tax gain of approximately $18.3 million. During the March 2001 quarter, Interact entered into a plan to merge with The Sage Group plc and we recorded a loss of approximately $12.5 million as other expense related to the other than temporary decline in value of our investment in Interact. For further discussion on our investment in Interact, see Note 5 of Notes to Consolidated Financial Statements of this Form 10-K.

In addition to the shares received from Interact, Interact is required to pay us quarterly royalty payments for four years. Interact will pay these royalties based on future revenues, up to an aggregate maximum of $57 million. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we are recognizing these royalties as payments are due. We recorded approximately $19.3 million and $5 million of royalty payments in income, net of expense, from sale of technologies and product lines in fiscal 2001 and 2000, respectively.

Transition Fees

In accordance with individual transition agreements, WebGain and Interact paid us fees for invoicing, collecting receivables, shipping and other operational and support activities through fiscal 2001, until they had the ability to take over these activities. We recorded approximately $0.8 million and $0.9 million for these fees during fiscal 2001 and 2000, respectively, in income, net of expense, from sale of technologies and product lines.

Payments from HP and JetForm

Payments from HP and JetForm were associated with our sale of certain software products, technologies and tangible assets to the Hewlett-Packard Company and JetForm Corporation during fiscal 1997. The payments decreased from approximately $15 million in fiscal 2000 to $0.4 million in fiscal 2001. These payments also decreased from approximately $41 million in fiscal 1999 to $15 million in fiscal 2000. The payments declined in fiscal 2001 and 2000, because the HP payments ended in the December 1998 quarter and the payments from JetForm ended in the June 2000 quarter.

INCOME TAXES

Our effective tax rate on income before one-time charges (acquired in-process research and development, restructuring and other expenses), goodwill amortization expense and gain on sale of product lines was 32% for fiscal 2001, 2000 and 1999. Our fiscal 2001, 2000 and 1999 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on our Irish operations.

Our effective tax rate on income was 55%, 34% and 40% for fiscal 2001, 2000 and 1999, respectively. The higher effective tax rate in fiscal 2001 reflects the non-deductibility of acquired in-process research and development and substantially all of the goodwill amortization. The higher effective tax rate in fiscal 1999 reflects the non-deductibility of acquired in-process research and development. In addition, for fiscal 2000, tax was provided on the gain on sale of product lines at an effective tax rate of 34%. This rate is lower than the U.S. federal and state combined statutory rate because a portion of the gain is attributable to our Irish operations and accordingly subject to a lower Irish tax rate.

Realization of a significant portion of the $80 million of net deferred tax assets is dependent on our ability to generate future U.S. taxable income of approximately $145 million.

We believe that it is more likely than not that the $80 million of deferred tax assets will be realized based on historical earnings and expected levels of future U.S. taxable income. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Business Risk Factors set forth in this Item 7. Additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for additional valuation allowance on a quarterly basis.

We project our effective tax rate on income before goodwill amortization to be 32% in fiscal 2002. This projection, however, is subject to change due to potential tax law changes and fluctuations in the geographic allocation of earnings.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased approximately $125 million to $557 million at the end of fiscal 2001 from $432 million at the end of fiscal 2000. This increase was largely due to cash provided from operations, including royalty income from Interact, net proceeds from the exercise of stock options under our stock option plans, sales of common stock through our employee stock purchase plan, and acquired AXENT cash balances. The cash provided by these factors was partially offset by cash paid to repurchase common stock, for capital expenditures, and for marketable securities and investments.

In addition to cash and short-term investments, we have $75 million of restricted investments related to collateral requirements under certain lease agreements. We are obligated under these lease agreements for two office buildings in Cupertino, California to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed three years. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. This lease is classified as an operating lease. We were in compliance with our covenants on these lease agreements as of March 31, 2001. Future acquisitions or other events could cause us to be in violation of these covenants.

On March 30, 2001, we entered into a master lease agreement for land and the construction of two office buildings in Newport News, Virginia, effective June 6, 2001, and Eugene, Oregon, effective April 6, 2001. We are obligated under the lease agreement to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed two years, during the construction period, or in certificates of deposit issued by certain lenders, after the construction period. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. As of March 31, 2001, we had no restricted funds associated with these facilities. This lease is classified as an operating lease. In addition, we are obligated to comply with certain financial covenants. Future acquisitions or other events could cause us to be in violation of these financial covenants.

As of March 31, 2001, we also had a $10 million line of credit that expired May 2001. We were in compliance with the debt covenants for this line of credit as of March 31, 2001. There were no borrowings and less than $1 million of standby letters of credit outstanding under this line as of March 31, 2001. Although we did not renew this line of credit, we believe that there will not be a material adverse impact on our financial results, liquidity or capital resources.

Net cash provided by operating activities was approximately $325 million and was comprised of net income of approximately $64 million, non-cash related expenses of $149 million and a net increase of $112 million in liabilities, net of an increase in assets.

Net trade accounts receivable increased $70 million to approximately $117 million at March 31, 2001 from approximately $47 million at March 31, 2000. The increase in accounts receivable was primarily due to the acquisition of AXENT's accounts receivable balances and increases in our Enterprise Security and international sales.

Net cash provided by investing activities was approximately $24 million and was comprised primarily of $60 million in net proceeds from sales of marketable securities and investments and $37 million in acquired AXENT cash balances, offset by $73 million of capital expenditures and other investing activities.

On March 22, 1999, the Board authorized the repurchase of up to $75 million of our outstanding common stock. On January 16, 2001, the Board replaced this authorization with a new authorization to repurchase up to $700 million, not to exceed 15 million shares, of Symantec common stock with no expiration date. During fiscal 2001, we repurchased 5.0 million shares at prices ranging from $46.07 to $51.16, for an aggregate amount of approximately $244 million.

We believe that existing cash and short-term investments and cash generated from operating results will be sufficient to fund operations for the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 14, 2001, the Financial Accounting Standards Board, or FASB, issued a limited revision of its September 7, 1999 exposure Draft, Business Combinations and Intangible Assets, that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment annually and if certain events occur or circumstances exist. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in July 2001. We will not adopt the provisions of the proposed statement, which defers reporting the effects of the proposed statement, until our first quarter of fiscal 2003.

In June 1998, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. SFAS 133 will be effective for Symantec at the beginning of the June 2001 quarter for both annual and interim reporting periods. We do not expect the adoption of this accounting pronouncement to have a material effect on our consolidated financial position or results of operations.

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

WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS WHICH GIVE RISE TO A NUMBER OF RISKS THAT COULD HAVE ADVERSE CONSEQUENCES FOR OUR FUTURE OPERATING RESULTS. We have made eight acquisitions within the last three fiscal years, with our acquisition of AXENT being the largest and most recent. Integrating acquired businesses may distract our management focus from other opportunities and challenges. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of goodwill and other intangible assets that may be amortized or written off in future years. In addition, a number of our recent acquisitions have resulted in our incurring substantial write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. We may issue equity or incur debt to finance future acquisitions that are dilutive to our existing stockholders.

CONTINUED INTEGRATION OF AXENT MAY BE DIFFICULT, WHICH MAY ADVERSELY AFFECT OPERATIONS. We have been in the process of integrating AXENT into our operations since the date of acquisition. This integration of AXENT with our business, however, has been and will continue to be a complex, time-consuming and expensive process and may disrupt our business if not accomplished in a timely and efficient manner. We must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

We may still encounter substantial difficulties, costs and delays involved in integrating our operations, including:

        -       potential conflicts between business cultures;

        -       perceived adverse changes in business focus;

        - potential conflicts in distribution, marketing or other important relationships;

        -       the loss of key employees; and/or

        - the diversion of management's attention from other ongoing business concerns.

Further, the market price of our common stock could decline if:

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

OUR INCREASED SALES OF ENTERPRISE-WIDE SITE LICENSES MAY INCREASE FLUCTUATIONS IN OUR FINANCIAL RESULTS. Sales of enterprise-wide site licenses through our Enterprise Security segment have been increasing and now represent a major portion of our business. This portion of our business could increase significantly due to our recent acquisition of AXENT. This enterprise market has significantly different characteristics than the consumer market and different skills and resources are needed to penetrate this market. Licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

WE EXPECT TO MAKE SUBSTANTIAL CHANGES TO OUR INFORMATION SYSTEMS THAT COULD DISRUPT OUR BUSINESS. The information systems that support our accounting, finance, order management and manufacturing systems are based on Oracle 10.7, and many of the business applications used in other aspects of our business have been tightly coupled with Oracle 10.7. Oracle has released a new version, 11i, and has announced that support for 10.7 will be discontinued at the end of 2001. In addition, as our business has grown, we have developed needs for an increasingly robust customer relationship management, or CRM, system. During fiscal 2002, we will be implementing Oracle 11i and a new CRM system. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems could result in a material adverse effect on our business operations.

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

INTRODUCTION OF NEW OPERATING SYSTEMS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS AND STOCK PRICE. The inclusion of security or virus protection tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in new or upcoming versions of Windows, such as Windows XP, which directly compete with our products may decrease or delay the demand for certain of our products, including those currently under development and products specifically intended for Windows XP. Our financial results and our stock price declined significantly following the releases of Windows 3.1, Windows 95 and Windows 98. The release of future editions of Windows, including Windows XP in our December 2001 quarter, could adversely affect our financial results and stock price. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

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

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS HAVE AFFECTED OUR STOCK PRICE IN THE PAST AND COULD AFFECT OUR STOCK PRICE IN THE FUTURE. If our quarterly operating results fail to meet the expectations of analysts and investors, the trading price of shares of our common stock could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

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

WE FACE RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS. A significant portion of our net revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. As a result, our future operating results could be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country's political and economic structure.

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

THE RESULTS OF OUR RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN. We believe that we will need to incur significant research and development expenditures to remain competitive. The products we are currently developing or may develop in the future may not be technologically successful. In addition, the length of our product development cycle has generally been greater than we originally expected and we are likely to experience delays in future product development. If our resulting products are not technologically successful, they may not achieve market acceptance or compete effectively with products of our competitors.

WE ARE DEPENDENT UPON CERTAIN DISTRIBUTION CHANNELS. A large portion of our sales is made through the retail distribution channel, which is subject to events that cause unpredictability in consumer demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods. Our retail distribution customers also carry our competitors' products. These retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control and cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or by us without cause. We would be adversely affected if companies in our chain of distributors chose to increase purchases from our competition relative to the amount they purchase from us.

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

PRODUCT RETURNS MAY NEGATIVELY AFFECT OUR NET REVENUES. Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories, subject to various contractual limitations. Our return policy allows distributors, subject to these contractual limitations, to return purchased productsin exchange for new products or for credit towards future purchases. End-users may return our products through dealers and distributors for a full refund within a reasonably short period from the date of purchase. We estimate and maintain reserves for such product returns which to date have been materially consistent with our actual experience. Future returns could, however, exceed the reserves we have established, which could have a material adverse effect on our operating results.

WE DEPEND ON INTERNAL COMMUNICATIONS SYSTEMS THAT MAY BE DISRUPTED. Our order management and product shipping centers are geographically dispersed. A business disruption could occur as a result of natural disasters, intermittent power shortages in the State of California, or the interruption in service by communications carriers. If our communications between these centers are disrupted, particularly at the end of a fiscal quarter, we may suffer an unexpected shortfall in net revenues and a resulting adverse impact on our operating results. Communications and Internet connectivity disruptions may also cause delays in customer access to our Internet-based services or product sales.

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS AND THE CURRENT ECONOMIC DOWNTURN MAY ADVERSELY AFFECT FUTURE REVENUE. Our business is subject to the effects of general economic conditions and, in particular, market conditions in the software and computer industries. Our operating results could be adversely affected as a result of recent unfavorable global economic conditions and reduced spending. If these economic conditions do not improve, or if we experience a worsening in global economic conditions, we may experience material adverse impacts on our business, operating results and financial condition.

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

THE TREND TOWARD CONSOLIDATION IN THE SOFTWARE INDUSTRY COULD IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive condition. In addition, to the extent that we seek to expand our product lines and skills and capacity through acquisitions, the trend toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR INDUSTRY IS INTENSE. Competition in recruiting personnel in the software industry is intense. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which require ongoing stockholder approval. Such approval may not be forthcoming and, as a result, we may be impaired in our efforts to attract necessary personnel.

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

OUR PRODUCTS ARE COMPLEX AND ARE OPERATED IN A WIDE VARIETY OF COMPUTER CONFIGURATIONS, WHICH COULD RESULT IN ERRORS OR PRODUCT FAILURES. Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. In the past, we have discovered software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays or lost revenues during the period required to correct these errors. Our customers' computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. Alleviating such problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which would adversely affect results of operations.

Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

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

INTEREST RATE SENSITIVITY

As of March 31, 2001, the fair market value of our financial instruments with exposure to interest risk was approximately US $317 million and euro 244 million. Sensitivity analysis for a six-month horizon was performed on our floating rate and fixed rate financial investments and floating rate liabilities. Parallel shifts in the yield curve of both +/-50 basis points would result in changes in fair market values for these investments and floating rate liabilities of less than $1 million. For the euro investments, parallel shifts in the yield curve of both +/-50 basis points would result in changes in fair market values for these investments of less than euro 1 million.

EXCHANGE RATE SENSITIVITY

We conduct business in 36 international currencies through our worldwide operations. We have established a foreign currency hedging program, utilizing foreign currency forward exchange contracts, or forward contracts, of one fiscal month duration to hedge various foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts to mitigate the risk of material foreign currency transaction losses. We do not use forward contracts for trading purposes. At the end of each fiscal month, all non-functional currency assets and liabilities are revalued using the month end spot rate of the maturing forward contracts and the realized gains and losses are recorded and included in net income as a component of other income (expense).

We believe that the use of forward contracts should reduce the risks that arise from conducting business in international markets. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. However, significant changes in exchange rates may still result in adverse effects on our operating results.

We use sensitivity analyses to quantify the impact that market risk exposures may have on the fair market values of our financial instruments. The financial instruments included in the sensitivity analyses consist of all of our foreign currency assets and liabilities and all derivative instruments, principally forward contracts. The sensitivity analyses assesses the risk of loss in fair market values from the impact of hypothetical changes of instantaneous, parallel shifts in exchange rates and interest rates yield curves on market sensitive instruments over a six-month horizon.

As of March 31, 2001, the notional amount of our forward contracts was approximately US $215 million. A +/-10% movement in the levels of foreign currency exchange rates would result in a decrease in our forward contracts by approximately US $1 million and an increase in our forward contracts by approximately US $1 million, respectively. This quantification of exposure to the market risk associated with foreign financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

As of March 31, 2001, the fair value of our investments denominated in foreign currencies was approximately US $212 million. A +/-10% movement in the levels of foreign currency exchange rates would result in an increase in the fair value of our investments by approximately US $22 million and a decrease in the fair value of our investments by approximately US $22 million, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL FINANCIAL STATEMENTS: See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA

We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods comprised of 13 weeks as follows:

(In thousands, except net income (loss) per share; unaudited)


                                     Fiscal 2001                                      Fiscal 2000
                     ---------------------------------------------    ---------------------------------------------
                      Mar. 31,    Dec. 31,    Sep. 30,    Jun. 30,    Mar. 31,     Dec. 31,    Sep. 30,    Jun. 30,
                        2001        2000        2000        2000        2000        1999         1999        1999
                     ---------   ---------   ---------    --------    --------    --------    ---------   ---------
Net revenues          $250,606    $219,294    $192,296    $191,358    $187,205    $200,847     $182,535    $175,138
Gross margin           212,129     188,356     165,688     163,521     158,196     170,048      151,893     144,515
Amortization of
   goodwill             48,994      11,965       5,202       5,175       4,493       4,287        5,169       3,935
Acquired in-process
   research and
   development              --      22,300          --          --       3,100          --        1,200          --
Restructuring and
   other expenses        2,382       1,282          --          --       3,959       2,246           40       2,773
Income, net of
   expense, from sale
   of technologies
   and product lines     4,250       5,000       5,284       5,914       7,491      89,967        5,010       4,890
Net income (loss)      (27,448)     13,874      39,113      38,397      31,576      89,013       25,832      23,727
Net income (loss)
   per share -
     basic            $  (0.37)   $   0.22    $   0.64    $   0.63     $  0.53     $  1.52     $   0.45    $   0.42
     diluted          $  (0.37)   $   0.21    $   0.61    $   0.60     $  0.49     $  1.41     $   0.43    $   0.41



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to Directors may be found in the section captioned "Election of Symantec Directors" appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2001. That information is incorporated herein by reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement. That information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT:

The executive officers of the Company are as follows:

NAME                           AGE       POSITION
--------------------           ---       -----------------------------------------------------------
John W. Thompson               52        Chairman, President and Chief Executive Officer
Arthur F. Courville            42        Senior Vice President, General Counsel and Secretary
Stephen G. Cullen              35        Senior Vice President, Consumer Products Division
Donald E. Frischmann           57        Senior Vice President, Communications and Brand Management
Dieter Giesbrecht              57        Senior Vice President, Worldwide Sales, Marketing and Services
Gail E. Hamilton               51        Executive Vice President, Product Delivery and Response
Greg Myers                     51        Senior Vice President, Finance and Chief Financial Officer
Rebecca Ranninger              42        Senior Vice President, Human Resources
Dana E. Siebert                41        Executive Vice President and General Manager, Service Provider
                                           and Solutions Division
Gary Warren                    39        Senior Vice President, Market Development


The Board of Directors chooses executive officers, who then serve at the Board's discretion. There is no family relationship between any of our directors or executive officers and any other director or executive officer of Symantec.

JOHN W. THOMPSON has served as Chairman of the Board of Directors, President, and Chief Executive Officer since April 1999. Mr. Thompson joined Symantec after 28 years at IBM Corporation. In his most recent position as General Manager of IBM Americas, he was responsible for sales and support of IBM's technology products and services in the United States, Canada and Latin America. Prior to his position with IBM Americas, he was General Manager, Personal Software Products, responsible for the development and marketing of O/S2, IBM's Intel-based operating systems and other products. Mr. Thompson is a member of the Board of Directors of United Parcel Service, Inc.; NiSource Inc.; and Seagate Technology, Inc. Mr. Thompson holds an undergraduate degree in business administration from Florida A&M University and a master's degree in management science from MIT's Sloan School of Management.

ARTHUR F. COURVILLE is Senior Vice President, General Counsel and Secretary. Mr. Courville joined Symantec in 1993, and was promoted to Director of the Legal Department in 1994. In 1997, Mr. Courville took the position of Director of Product Management for the Internet Tools Business Unit of Symantec, where he was responsible for all product management activities related to Java programming and HTML editing products. Mr. Courville later returned to the Legal Department as Senior Director before his appointment as Vice President and General Counsel in 1999. Before joining Symantec, Mr. Courville practiced law with the law firm of Gibson, Dunn & Crutcher. Mr. Courville is a member of the board of directors of the Business Software Alliance and is also a designated trustee of the Software Patent Institute. Mr. Courville holds a Bachelor of Arts (A.B.) degree in Economics from Stanford University, a law degree from Boalt Hall School of Law at the University of California, Berkeley and a Masters of Business Administration from the Haas School of Business at the University of California, Berkeley.

STEPHEN G. CULLEN is Senior Vice President, Consumer Products Division and is responsible for Symantec's worldwide consumer business and product strategy, which includes the Norton brand and its problem-solving solutions. Mr. Cullen joined Symantec in 1996 and has held senior marketing, product management and general management positions at both a regional and business unit level. Prior to joining Symantec, he was Director of Marketing for Concur Technologies (formerly Portable Software) where he was instrumental in establishing the company as the global leader in enterprise travel and entertainment expense management. Prior to that, he held senior marketing and product management positions with Contact Software and Delrina Corporation, which were both acquired by Symantec. From 1986 to 1991, Mr. Cullen held senior sales, product management and marketing positions with Micrografx, the first commercial Windows software developer. Throughout the early 1980's, he held retail and business-to-business sales and management positions at The Computer Store and Basic Computer.

DONALD E. FRISCHMANN joined Symantec in October 1999, as Senior Vice President, Communications and Brand Management. Mr. Frischmann is responsible for Symantec's global communications and brand management activities including public relations, customer and employee communications, investor relations, and public affairs. Prior to joining Symantec, Mr. Frischmann was a communications executive at IBM for 29 years where he held a number of management and executive positions. His responsibilities included: public relations for all IBM products; marketing and communications for key product line transitions and major software products; and public relations outreach programs for IBM sponsored art exhibitions and PBS programming. His most recent position prior to joining Symantec was Vice President, Communications for IBM sales and distribution operations in the Americas with responsibility for public relations, employee and customer communications. Prior to joining IBM, Mr. Frischmann was a Captain in the United States Air Force. He holds a bachelor's degree from Fordam University.

DIETER GIESBRECHT is Senior Vice President, Worldwide Sales, Marketing and Services. In this role, Mr. Giesbrecht is responsible for worldwide business, including sales and marketing functions, in the company's four regions: Japan, Asia/Pacific, Europe and the Americas. Previously, Mr. Giesbrecht served as Senior Vice President, International, and prior to that, as Vice President and Managing Director, Europe, Middle East and Africa. Mr. Giesbrecht has more than 20 years experience in the PC and client/server software industry. Before joining Symantec in 1996, he held a number of executive positions in the IT and semiconductor industries for companies including Digital Research, Lotus Development, Mohawk Data Science, Teradyne and LTX. Mr. Giesbrecht has a degree from the Technical University of Furtwangen, Germany.

GAIL E. HAMILTON has served as Executive Vice President, Product Delivery and Response since April 2001. In this role, Ms. Hamilton leads the development and extension of the full range of Symantec's security solutions. Ms. Hamilton joined Symantec in March 2000 and previously served as Senior Vice President, Enterprise Solutions Division. She has more than 20 years' experience growing leading technology and services businesses serving the enterprise market. Prior to joining Symantec, she served as the general manager of the Communications Platform Division for Compaq Computers, where she was responsible for the UNIX and NT server businesses targeting communications companies. Prior to that, she was the general manager of the Telecom Platform Division at Hewlett-Packard Company, where she was responsible for the adjunct computers, wide-area networking and broadband Internet businesses. Ms. Hamilton has held numerous positions in both community and corporate boards, including the Colorado Opera Festival and the University Of Colorado Alumni Association. She has served on the board of DigitalMoJo, Inc. since March of 2001. Ms. Hamilton received a bachelor's degree in electrical engineering and computer science from the University Of Colorado and has a master's degree in electrical engineering and administration from Stanford University.

GREG MYERS has served as Vice President of Finance and Chief Financial Officer for Symantec since January 1999. Mr. Myers was promoted to Senior Vice President in March 2000. Mr. Myers is responsible for worldwide finance. As of December 2000, Mr. Myers is also responsible for the information technology and worldwide logistics and facilities functions. Prior to his appointment as the Company's CFO in January 1999, Mr. Myers was Symantec's Vice President of Finance, where he was responsible for worldwide accounting, financial and strategic planning and business development. From 1997 through mid-1998 Mr. Myers was Vice President of financial planning and analysis for Symantec. In this role, Mr. Myers managed the Company's strategic planning process, the Company's budget and financial planning function and the worldwide financial controller organization. From 1993 to 1996, Mr. Myers was the director of financial planning and analysis function, where he was responsible for the budget, forecasting and financial analysis functions within Symantec. Before joining Symantec in 1993, Mr. Myers was with Novell Corporation for five years as their director of financial planning and analysis. Prior to Novell, Mr. Myers held various financial management positions for a number of companies within Silicon Valley since 1975. Mr. Myers holds an undergraduate degree from Cal-State University, Hayward and holds a Masters in Business Administration from the University of Santa Clara.

REBECCA RANNINGER is Senior Vice President, Human Resources. In this role, Ms. Ranninger directs a worldwide human resources organization, which serves all of Symantec's employees. Included in Ms. Ranninger's responsibilities are compensation, benefits, HR Information Systems, training, recruiting, staffing, legal compliance and talent management, in addition to a worldwide Human Resource Services Organization that works closely with management on all strategic and functional workforce issues. Prior to 1997, Ms. Ranninger served for over six years as Senior Director, Legal. Her work as in-house legal counsel for Symantec covered various legal aspects of the software industry, including litigation, human resources, mergers and acquisitions, international sales, intellectual property, and software licensing negotiations. Ms. Ranninger served for two years as a member of the Board of Directors of the Software Publisher's Association. She has published articles and taught classes on employment litigation, tort reform, securities litigation, sexual harassment, and international software licensing issues. Before joining Symantec in 1991, Ms. Ranninger was a business litigator with the San Francisco law firm of Heller, Ehrman, White and McAuliffe. Ms. Ranninger holds a juris doctorate from Stanford University School of Law, a bachelor's degree in jurisprudence from Oxford University, and a bachelor's degree Magna Cum Laude from Harvard University.

DANA E. SIEBERT is Executive Vice President and General Manager, Service Provider Solutions Division. Previously, Mr. Siebert served as Executive Vice President for Worldwide Sales, Marketing and Services, and prior to that, Vice President, Americas. Mr. Siebert has also held the position of Vice President, Worldwide Sales of Symantec and prior to that, Vice President, Worldwide Services of Symantec. Mr. Siebert joined Symantec in September 1987. From 1985 to 1987, he was a Sales Manager at THINK Technologies where he was responsible for U.S. corporate, OEM and international sales. Previously, he held a number of sales management positions in high technology companies including Wang Laboratories, Computerland Corporation and Burroughs Corporation. Mr. Siebert is a member of the Board of Directors of TimeLine Solutions, Percon, Inc., and Funk & Associates. Mr. Siebert holds a Bachelor of Science degree in Business Administration from the University of New Hampshire and is a member of the Software Publishers Association. Mr. Siebert resigned as an executive officer in May 2001 and left the company in June 2001.

GARY WARREN is Senior Vice President, Market Development. Previously, Mr. Warren served as Senior Vice President of Operations Service Provider Solutions Division and prior to that, Senior Vice President, Business Development. Before joining Symantec, Mr. Warren was the Chief Executive Officer and President of URLabs, prior to its acquisition by Symantec in July 1999, where he engineered the URLabs Content Management product strategy. He received a bachelor's degree in aeronautical engineering from Embry-Riddle Aeronautical University and received a master's degree in computational fluid dynamics from Mississippi State University.

ITEM 11: EXECUTIVE COMPENSATION

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2001. Such information is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2001. Such information is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item may be found in the section captioned "Executive Compensation - Certain Transactions" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2001. Such information is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, Symantec will provide, without charge, a copy of our annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

     Helyn Corcos
     Investor Relations
     Symantec Corporation
     20330 Stevens Creek Boulevard
     Cupertino, California  95014
     408-517-8324

(a)  The following documents are filed as part of this report:

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
1.   Consolidated Financial Statements.

     Report of Ernst & Young LLP, Independent Auditors...........................................       44
     Consolidated Balance Sheets as of March 31, 2001 and 2000...................................       45
     Consolidated Statements of Income for the Years Ended
         March 31, 2001, 2000 and 1999...........................................................       46
     Consolidated Statements of Stockholders' Equity for the Years
         Ended March 31, 2001, 2000 and 1999.....................................................       47
     Consolidated Statements of Cash Flow for the Years Ended
         March 31, 2001, 2000 and 1999...........................................................       48
     Summary of Significant Accounting Policies and Notes to
         Consolidated Financial Statements.......................................................       51
2.   Financial Statement Schedules. The following financial statement schedule of Symantec
     Corporation for the years ended March 31, 2001, 2000 and 1999 is filed as part of this
     Form 10-K and should be read in conjunction with the Consolidated Financial Statements of
     Symantec Corporation.
     Schedule
       II  Valuation and Qualifying Accounts.....................................................       78

     Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.   Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:
     --------
      2.01    The AXENT Merger Agreement.  (Incorporated by reference to Registrant's Report on Form S-4 (No.
                  333-46264) filed September 20, 2000.)

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


-------------------------
*Indicates a management contract or compensatory plan or arrangement.


     10.14*   Symantec Corporation Acquisition Plan, dated July 15, 1999.  (Incorporated by reference to Exhibit
                  4.03 filed with the Registrant's Registration Statement on Form S-8 (No. 333-31526) filed March
                  3, 2000.)
     10.15    Participation Agreement, dated as of October 18, 1996, by and among Symantec Corporation,
                  Sumitomo Bank Leasing and Financing, Inc., The Sumitomo Bank, Limited, San Francisco Branch and
                  the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited,
                  San Francisco Branch. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
     10.16    Participation Agreement, as amended by that certain Master Amendment No. 2, dated as of September
                  21, 1998, between Symantec Corporation, Sumitomo Bank Leasing and Finance, Inc. and The
                  Sumitomo Bank, Limited.  (Incorporated by reference to Exhibit 10.02 filed with the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
     10.17    Amended and Restated Participation Agreement, dated as of February 9, 1999 by and among Symantec
                  Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various
                  Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.
                  (Incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.18    Amended and Restated Participation Agreement, dated as of February 2, 2000, by and among Symantec
                  Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various
                  Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.
                  (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.)
     10.19    Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement,
                  Lessor Mortgages and Guaranty. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended September 27, 1996.)
     10.20    Restated and amended Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements,
                  Pledge Agreement, Lessor Mortgages, and Guaranty. (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.21    Master Lease and Deed of Trust, as amended, dated as of October 18, 1996, between Symantec Corporation and
                  Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.14 filed with the
                  Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
     10.22    Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc. (Incorporated by reference to Exhibit 10.19 filed with the
                  Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.23    Guaranty, dated as of October 18, 1996, made by Symantec Corporation in favor of Various Financial Institutions and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996).
     10.24    Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various
                  Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by
                  reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended April
                  2, 1999.)
     10.25    Pledge Agreement, dated as of October 18, 1996, made by Symantec Corporation, in favor of Sumitomo Bank, Limited,
                  San Francisco Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as
                  collateral agent. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended September 27, 1996.)
     10.26    Pledge Agreement, as amended, by that certain Master Amendment No. 2, dated as of September 21, 1998, between
                  Symantec Corporation, the Bank, and Donaldson, Lufkin & Jenrette Securities Corporation.  (Incorporated by
                  reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                  October 2, 1998.)

-------------------------
*Indicates a management contract or compensatory plan or arrangement.

     10.27    Amended and Restated Pledge Agreement, dated as of February 2, 1999, made by Symantec Corporation and Delrina
                  Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and
                  Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent. (Incorporated by reference to Exhibit
                  10.24 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.28    Assignment of Lease and Rent, as amended, dated as of October 18, 1996, from Sumitomo Bank Leasing and Finance, Inc.,
                  The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.17 filed with the
                  Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
     10.29    Amended and Restated Assignment of Lease and Rent, dated as of February 9, 1999, from Sumitomo Bank Leasing and
                  Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.30    Agreement of Purchase and Sale of Cupertino City Center One between Cigna Property and Casualty Insurance Company and
                  Symantec Corporation. (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Annual Report on
                  Form 10-K for the year ended March 28, 1997.)
     10.31    Agreement for Exchange and Purchase and Escrow Instructions, dated September 22, 1998, between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to
                  Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
     10.32    Agreement for Exchange and Purchase and Escrow Instructions, as amended, dated November 4, 1998, between Symantec
                  Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.07 filed with the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
     10.33    Amendment No. 1 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of November 4, 1998, between
                  Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.01 filed with the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
     10.34    Amendment No. 2 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of November 20, 1998, between
                  Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.02 filed with the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
     10.35    Amendment No. 3 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of December 4, 1998, between
                  Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.03 filed with the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
     10.36    Amendment No. 4 of Agreement for Exchange and Purchase and Escrow Instructions, dated as of December 15, 1998, between
                  Symantec Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.04 filed with the
                  Registrant's Quarterly Report on Form 10-Q for the quarter ended January 1, 1999.)
     10.37    Amended and Restated Credit Agreement, dated May 29, 2000, by and between Symantec Corporation and Bank of America,
                  N.A. (Incorporated by reference to Exhibit 10.39 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.)
     10.38    Loan Agreement, dated as of October 18, 1996, among Sumitomo Bank Leasing and Finance, Inc., Various Financial
                  Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
     10.39    Amended and Restated Loan Agreement, dated as of February 9, 1999, among Sumitomo Bank Leasing and Finance, Inc.,
                  Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited,
                  Los Angeles Branch. (Incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual Report on
                  Form 10-K for the year ended April 2, 1999.)
     10.40    Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and
                  Finance, Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited. (Incorporated by reference to Exhibit
                  10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)

     10.41    Symantec - CC5 Office Building and Parking Structure, as amended, dated as of May 5, 1997, made by and between
                  Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's
                  Annual Report on Form 10-K for the year ended March 28, 1997.)
     10.42    Office building lease, dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place
                  regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)
     10.43    Office building lease, as amended, dated as of September 1, 1997, between Colorado Place Partners, LLC and Symantec
                  Corporation regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
     10.44    Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec
                  Corporation, regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.)
     10.45    Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec
                  Corporation regarding property located in Sunnyvale, California. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)
     10.46    Office building lease, dated as of April 19, 1995, between the Registrant and CIGNA Property and Casualty Insurance
                  Company regarding property located in Cupertino, California. (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
     10.47    Office building lease, as amended, dated as of December 1, 1995, between Delrina (Canada) Corporation and Sherway
                  Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.)
     10.48    Office building lease, as amended, dated as of December 17, 1996, between Delrina (Canada) Corporation, Delrina
                  Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
     10.49    Office building lease, dated as of April 9, 1998, between Hill Samuel Bank Limited and Symantec (UK) Limited and
                  Symantec Corporation regarding property located in Maidenhead, United Kingdom. (Incorporated by reference to
                  Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)
     10.50    Form of Indemnity Agreement with Officers and Directors.  (Incorporated by reference to Exhibit 10.17 filed with the
                  Registrant's Registration Statement on Form S-1 (No.  33-28655) originally filed May 19, 1989, and amendment
                  No. 1 thereto filed June 21, 1989, which Registration Statement became effective June 22, 1989.)
     10.51*   Full Recourse Promissory Note and Pledge Agreement between the Company and Gordon E. Eubanks, Jr. (Incorporated by
                  reference to Exhibit 10.19 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2,
                  1993.)
     10.52*   Promissory Note between the Company and Mansour Safai. (Incorporated by reference to Exhibit 10.52 filed with the
                  Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.53*   Promissory Note between the Company and Keith Robinson. (Incorporated by reference to Exhibit 10.53 filed with the
                  Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.54*   Promissory Note between the Company and John W. Thompson.  (Incorporated by reference to Exhibit 10.54 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)

-------------------------
*Indicates a management contract or compensatory plan or arrangement.

     10.55    Note Purchase Agreement, dated April 2, 1993, among Symantec Corporation, Morgan Guaranty Trust Company of New York,
                  as Trustee, J. P. Morgan Investments Management, Inc., as Investment Manager and The Northwestern Mutual Life
                  Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit 10.30 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1993.)
     10.56    The Registrant's Section 401(k) Plan, as amended.  (Incorporated by reference to Exhibit 10.25 filed with the
                  Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.)
     10.57*   Form of President and CEO Annual Incentive Plan. (Incorporated by reference to Exhibit 10.64 filed with the
                  Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.)
     10.58*   Form of Vice President Annual Incentive Plan (No Division/Business Unit Objectives.) (Incorporated by reference to Exhibit 10.65 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.)
     10.59*   Form of Vice President Annual Incentive Plan (With Division/Business Unit Objectives.) (Incorporated by reference to Exhibit 10.66 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000.)
     10.60    Assignment of Copyright and Other Intellectual Property Rights.  (Incorporated by reference to appendix to
                  Prospectus/Proxy Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385)
                  initially filed June 13, 1990.)
     10.61*   Retirement and Consulting Agreement between the Company and Gordon E. Eubanks, Jr.  (Incorporated by reference to
                  Exhibit 10.62 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.62*   Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers.
                  (Incorporated by reference to Exhibit 10.63 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.63*   Employment Agreement between Symantec Corporation and John W. Thompson.  (Incorporated by reference to Exhibit 10.67 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)
     10.64    Combination Agreement between Symantec Corporation and Delrina Corporation dated July 5, 1995. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995.)
     10.65    Asset Purchase Agreement, dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 2.01 filed with the Registrant's Current Report of Form 8-K filed September 26, 1996.)
     10.66    Asset Purchase Agreement, as amended, dated as of March 28, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.44 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3,
                  1998.)
     10.67    Asset Purchase Agreement, as amended, dated as of June 29, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3,
                  1998.)
     10.68    Asset Purchase Agreement, as amended, dated as of March 27, 1997, by and between Hewlett-Packard Company and Symantec
                  Corporation. (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)
     10.69    Master Agreement, dated May 18, 1998, between International Business Machines Corporation and Symantec Corporation.
                  (Confidential treatment has been requested with respect to portions of this exhibit.) (Incorporated by reference to Exhibit 10.46 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998.)
     10.70    Asset Purchase Agreement, dated as of June 24, 1998, among Symantec Corporation and its wholly-owned subsidiary,
                  Symantec Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc.
                  (Incorporated by reference to Exhibit 10.04 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)

-------------------------
*Indicates a management contract or compensatory plan or arrangement.

     10.71    Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation.
                  (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report of Form 8-K filed October 5,
                  1998.)
     10.72    Asset Purchase Agreement, dated December 10, 1999, among the Registrant, Symantec Limited, BEA Systems, Inc., and WB
                  Information Corporation. (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed
                  January 14, 2000.)
     10.73    Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation and
                  Symantec Limited. (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January
                  14, 2000.)
     10.74    Class action complaint filed by the law firm of Milberg Weiss Bershad Hynes & Lerach in Superior Court of the State of
                  California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's
                  Annual Report of Form 10-K for the year ended March 31, 1996.)
     10.75*   Symantec Corporation 1999 Acquisition Plan Stock Option Agreement with Acceleration by and between Symantec
                  Corporation and Gary P. Warren.  (Incorporated by reference to Exhibit 10.01 filed with the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
     10.76*   Employment offer by and between Symantec Corporation and Ron Moritz. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
     10.77*   Employment offer by and between Symantec Corporation and Gail Hamilton. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)
     10.78*   The Registrant's 2000 Directors Equity Incentive Plan.  (Incorporated by reference to Exhibit 99.1 filed with the
                  Registrant's Registration Statement on Form S-8 (No. 333-47648) filed October 10, 2000.)
     10.79*   AXENT Technologies, Inc. 1999 Incentive Stock Plan.  (Incorporated by reference to Exhibit 99.3 filed with the
                  Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.80*   AXENT Technologies, Inc. 1998 Incentive Stock Plan.  (Incorporated by reference to Exhibit 99.4 filed with the
                  Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.81*   AXENT Technologies, Inc. 1996 Amended and Restated Stock Option Plan.  (Incorporated by reference to Exhibit 99.5 filed with the Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.82*   AXENT Technologies, Inc. 1996 Amended and Restated Directors' Stock Option Plan.  (Incorporated by reference to
                  Exhibit 99.6 filed with the Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19,
                  2000.)
     10.83*   AXENT Technologies, Inc. Amended and Restated 1991 Stock Option Plan.  (Incorporated by reference to Exhibit 99.7 filed with the Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.84*   AXENT Technologies, Inc. 1998 Exchange Option Plan.  (Incorporated by reference to Exhibit 99.8 filed with the
                  Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.85*   AXENT Technologies, Inc. 1999 PassGo Technologies Exchange Option Plan.  (Incorporated by reference to Exhibit 99.9 filed with the Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.86*   AXENT Technologies, Inc. Internet Tools 1997 Equity Incentive Plan.  (Incorporated by reference to Exhibit 99.10 filed with the Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.87*   AssureNet Pathways, Inc. Restated 1982 Stock Option Plan assumed by AXENT Technologies, Inc. (Incorporated by reference to Exhibit 99.11 filed with the Registrant's Registration Statement on Form S-8 (No. 333-52200) filed
                  December 19, 2000.)

-------------------------
*Indicates a management contract or compensatory plan or arrangement.

     10.88*   AXENT Technologies, Inc. 1998 Employee Stock Purchase Plan.  (Incorporated by reference to Exhibit 99.12 filed with the Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.89*   Termination agreement by and between Symantec Corporation and Derek Witte. (Incorporated by reference to Exhibit
                  10.15 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.)
     10.90*   Termination agreement by and between Symantec Corporation and Ron Moritz. (Incorporated by reference to Exhibit
                  10.15 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.)
     10.91*   Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.  (Incorporated by reference to Exhibit 99.1 filed with the Registrant's Registration Statement on Form S-8 (No. 333-56874) filed March 12, 2001.)
     10.92*   Symantec Corporation 1998 Employee Stock Purchase Plan.  (Incorporated by reference to Exhibit 99.2 filed with the
                  Registrant's Registration Statement on Form S-8 (No. 333-52200) filed December 19, 2000.)
     10.93*   Symantec Executive Severance Plan.
     10.94    Participation Agreement, dated as of March 30, 2001, by and among Symantec Corporation, The Symantec 2001 Trust,
                  Wilmington Trust Company, the Holders and Lenders (as defined in the Participation Agreement), Fuji Bank,
                  Limited, KeyBank National Association, and The Bank of Nova Scotia.
     10.95    Annex A to Participation Agreement.
     10.96    First Amendment to Annex A to Participation Agreement, dated as of June 6, 2001.
     10.97    Master Lease Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation.
     10.98    Lease Supplement No. 1, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.
     10.99    Lease Supplement No. 2, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.
     10.001       Pledge and Security Agreement, dated as of March 30, 2001, between Symantec Corporation and The Bank of Nova
                  Scotia.
     10.002   Construction Agency Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation.
     10.003   Supplement No. 1 to Construction Agency Agreement, dated as of April 6, 2001, between The Symantec 2001 Trust and
                  Symantec Corporation.
     10.004   Supplement No. 2 to Construction Agency Agreement, dated as of June 6, 2001, between The Symantec 2001 Trust and
                  Symantec Corporation.
     21.01    Subsidiaries of the Registrant.
     23.01    Consent of Ernst & Young LLP, Independent Auditors.

 (b) Reports on Form 8-K:

     A report on Form 8-K was filed by the Company on January 9, 2001 and Form 8-KA was filed by the Company on March 5, 2001, reporting that AXENT Technologies, Inc. ("AXENT") became a wholly-owned subsidiary of the Company and all outstanding shares of AXENT's common stock were converted into 0.5 shares of the Company's common stock. The transaction was pursuant to an Agreement and Plan of Merger dated July 26, 2000, and was accounted for as a purchase.

     A report on Form 8-K was filed by the Company on May 1, 2001, reporting that Dana E. Siebert, Executive Vice President, Service Provider Solutions Division, had decided to leave the Company for personal reasons. The organization that reported to Mr. Siebert will become a part of the Company's enterprise business operations.

-------------------------
*Indicates a management contract or compensatory plan or arrangement.

 (c) Exhibits: The Registrant hereby files as part of this Form 10-K the exhibits listed in Item 14(a) 3, as set forth above.

 (d) Financial Statement Schedules: The Registrant hereby files as part of this Form 10-K the schedule listed in Item 14(a) 2, as set forth above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----
Report of Ernst & Young LLP, Independent Auditors................................................         45

Consolidated Balance Sheets as of March 31, 2001 and 2000........................................         46

Consolidated Statements of Income for the years ended March 31, 2001, 2000 and 1999..............         47

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2001,
     2000 and 1999...............................................................................         48

Consolidated Statements of Cash Flow for the years ended March 31, 2001, 2000 and 1999...........         49

Summary of Significant Accounting Policies.......................................................         51

Notes to Consolidated Financial Statements.......................................................         55

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                           /S/ ERNST & YOUNG LLP

San Jose, California
April 24, 2001

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                                                   March 31,
                                                                                               -----------------------------
(In thousands, except par value)                                                                      2001              2000
-----------------------------------------------------------------------------------------      -----------       -----------
ASSETS

Current assets:
      Cash, cash equivalents and short-term investments                                        $   557,027       $   431,550
      Trade accounts receivable                                                                    116,661            47,266
      Inventories                                                                                    5,855             5,675
      Deferred income taxes                                                                         76,426            40,189
      Other                                                                                         25,932            20,857
                                                                                               -----------       -----------
        Total current assets                                                                       781,901           545,537

Restricted investments                                                                              74,534            81,956
Equipment and leasehold improvements, net                                                           93,219            51,905
Deferred income taxes                                                                                3,900            38,827
Acquired product rights, net                                                                       104,287            34,070
Goodwill, net                                                                                      713,550            82,972
Other, net                                                                                          20,190            10,760
                                                                                               -----------       -----------
                                                                                               $ 1,791,581       $   846,027
                                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                         $    66,109       $    43,030
      Accrued compensation and benefits                                                             46,420            25,714
      Deferred revenue                                                                             183,256            90,813
      Other accrued expenses                                                                        43,385            61,594
      Income taxes payable                                                                          73,547             5,366
                                                                                               -----------       -----------
        Total current liabilities                                                                  412,717           226,517

Long-term obligations                                                                                2,363             1,553
Commitments and contingencies
Stockholders' equity:
      Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)               --                --
      Common stock (par value: $0.01, authorized: 300,000; issued and
         outstanding: 72,006 and 60,309 shares)                                                        720               603
      Capital in excess of par value                                                             1,319,257           435,663
      Notes receivable from stockholders                                                                --               (24)
      Accumulated other comprehensive loss                                                         (48,872)          (27,707)
      Unearned compensation                                                                           (895)             (677)
      Retained earnings                                                                            106,291           210,099
                                                                                               -----------       -----------
        Total stockholders' equity                                                               1,376,501           617,957
                                                                                               -----------       -----------
                                                                                               $ 1,791,581       $   846,027
                                                                                               ===========       ===========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Year Ended March 31,
                                                               -----------------------------------------
(In thousands, except net income per share)                         2001            2000            1999
---------------------------------------------------------      ---------       ---------       ---------
Net revenues                                                   $ 853,554       $ 745,725       $ 592,628
Cost of revenues                                                 123,860         121,073          96,558
                                                               ---------       ---------       ---------
      Gross margin                                               729,694         624,652         496,070
Operating expenses:
      Research and development                                   126,673         108,425         101,563
      Sales and marketing                                        349,921         306,755         286,144
      General and administrative                                  44,784          42,150          35,722
      Amortization of goodwill                                    71,336          17,884           6,175
      Amortization of other intangibles from acquisitions          1,416             917             230
      Acquired in-process research and development                22,300           4,300          27,465
      Restructuring and other expenses                             3,664           9,018           5,105
      Litigation judgment                                             --              --           5,825
                                                               ---------       ---------       ---------
           Total operating expenses                              620,094         489,449         468,229
                                                               ---------       ---------       ---------
Operating income                                                 109,600         135,203          27,841
      Interest income                                             33,257          13,408          13,552
      Interest expense                                                --             (22)         (1,839)
      Income, net of expense, from sale of technologies
        and product lines                                         20,448         107,358          41,155
      Other income (expense), net                                (22,525)          1,344           2,464
                                                               ---------       ---------       ---------
Income before income taxes                                       140,780         257,291          83,173
      Provision for income taxes                                  76,844          87,143          32,972
                                                               ---------       ---------       ---------
Net income                                                     $  63,936       $ 170,148       $  50,201
                                                               =========       =========       =========

Net income per share - basic                                   $    0.99       $    2.94       $    0.89
                                                               =========       =========       =========
Net income per share - diluted                                 $    0.94       $    2.73       $    0.86
                                                               =========       =========       =========

Shares used to compute net income per share - basic               64,737          57,870          56,601
                                                               =========       =========       =========
Shares used to compute net income per share - diluted             68,237          62,214          59,289
                                                               =========       =========       =========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   Notes         Accum
                                                  Capital in     Receivable      Other                                     Total
                                       Common      Excess of       from          Comp         Unearned     Retained    Stockholders'
(In thousands)                         Stock       Par Value    Stockholders     Loss       Compensation   Earnings       Equity
------------------------------      -----------   -----------   -----------   -----------   -----------   -----------  ------------
Balances, March 31, 1998            $       571   $   310,949   $      (144)  $   (12,559)    $      --   $    18,690   $   317,507
Components of comprehensive
   income:
   Net income                                --            --            --            --            --        50,201        50,201
   Unrealized loss on
       short-term investments                --            --            --          (461)           --            --          (461)
   Translation adjustment                    --            --            --        (6,090)           --            --        (6,090)
                                                                                                                        -----------
       Total comprehensive income                                                                                            43,650
                                                                                                                        -----------
Issued common stock:
   1,447 shares under stock plans            15        19,798            --            --            --            --        19,813
   1,190 shares from conversion of
      convertible debentures                 12        14,272            --            --            --            --        14,284
Repurchased 2,875 shares of
   common stock                             (29)      (35,521)           --            --            --       (20,791)      (56,341)
Income tax benefit related to
   stock options                             --         6,200            --            --            --            --         6,200
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances, March 31, 1999                    569       315,698          (144)      (19,110)           --        48,100       345,113
Components of comprehensive
   income:
   Net income                                --            --            --            --            --       170,148       170,148
   Unrealized loss on
       short-term investments                --            --            --        (2,069)           --            --        (2,069)
   Translation adjustment                    --            --            --        (6,528)           --            --        (6,528)
                                                                                                                        -----------
       Total comprehensive income                                                                                           161,551
                                                                                                                        -----------
Issued common stock:
   4,338 shares under stock plans            43        70,640            --            --            --            --        70,683
   100 shares of restricted stock             1         1,299            --            --        (1,300)           --            --
Amortization of unearned
   compensation                              --            --            --            --           623            --           623
Agreement with former CEO                    --         1,232           120            --            --            --         1,352
Repurchased 1,000 shares of
   common stock                             (10)      (10,571)           --            --            --        (8,149)
                                                                                                                            (18,730)
Income tax benefit related to
   stock options                             --        57,365            --            --            --            --        57,365
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances, March 31, 2000                    603       435,663           (24)      (27,707)         (677)      210,099       617,957
Components of comprehensive
   income:
   Net income                                --            --            --            --            --        63,936        63,936
   Unrealized gain on
       short-term investments                --            --            --         2,987            --            --         2,987
   Translation adjustment                    --            --            --       (24,152)           --            --       (24,152)
                                                                                                                        -----------
       Total comprehensive income                                                                                            42,771
                                                                                                                        -----------
Issued common stock:
   2,168 shares under stock plans            22        45,612            --            --            --            --        45,634
   14,528 shares to AXENT
      stockholders and assumption
      of outstanding AXENT stock
      options                               145       906,212            --            --          (992)           --       905,365
Amortization of unearned
   compensation                              --            --            --            --           774            --           774
Repayment of notes receivable
   from stockholder                          --            --            24            --            --            --            24
Repurchased 5,000 shares of
   common stock                             (50)      (76,616)           --            --            --      (167,744)     (244,410)
Income tax benefit related to
   stock options                             --         8,386            --            --            --            --         8,386
                                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances, March 31, 2001            $       720   $ 1,319,257     $      --   $   (48,872)  $      (895)  $   106,291   $ 1,376,501
                                    ===========   ===========   ===========   ===========   ===========   ===========   ===========


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                      Year Ended March 31,
                                                                                   ---------------------------------------
(In thousands)                                                                          2001           2000           1999
------------------------------------------------------------------------------     ---------      ---------      ---------
OPERATING ACTIVITIES:
   Net income                                                                      $  63,936      $ 170,148      $  50,201
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of equipment and
        leasehold improvements                                                        31,977         25,011         23,988
      Amortization and write-off of acquired product rights                           16,112          7,719          6,031
      Amortization of goodwill and other intangibles from acquisitions                72,752         18,801          6,405
      Write-off of equipment and leasehold improvements                                   --          3,283          1,210
      Acquired in-process research and development                                    22,300          4,300         27,465
      Deferred income taxes                                                          (18,333)       (26,263)        (8,528)
      Net loss on equity investments                                                  24,226             --             --
      Gain on divestiture of ACT! product line                                            --        (18,285)            --
      Gain on divestiture of Visual Cafe product line                                     --        (68,523)            --
      Net change in assets and liabilities, excluding effects of acquisitions:
        Trade accounts receivable                                                    (48,165)        26,495         (6,487)
        Inventories                                                                     (390)          (150)        (2,997)
        Other current assets                                                          (4,585)        (2,184)         4,386
        Other assets                                                                   3,368         (5,425)          (946)
        Accounts payable                                                              14,556         (1,463)           869
        Accrued compensation and benefits                                             21,517          5,931         (2,363)
        Deferred revenue                                                              72,594         34,848         30,428
        Other accrued expenses                                                       (26,391)         2,858         (5,817)
        Income taxes payable                                                          69,490        (11,432)        (6,511)
        Long-term obligations                                                          1,173          1,190             --
        Income tax benefit from stock options                                          8,386         57,365          6,200
                                                                                   ---------      ---------      ---------
Net cash provided by operating activities                                            324,523        224,224        123,534
                                                                                   ---------      ---------      ---------
INVESTING ACTIVITIES:
   Capital expenditures                                                              (61,172)       (28,455)       (25,141)
   Purchased intangibles                                                              (1,500)        (1,138)        (4,555)
   Purchase of equity investments                                                    (18,000)            --             --
   Payments for purchase of 20/20 Software                                           (10,760)            --             --
   Proceeds from divestiture of Visual Cafe product line                                  --         75,000             --
   Purchase of L-3 Network Security's operations                                          --        (20,090)            --
   Purchase of URLabs                                                                     --        (42,100)            --
   Payments for the purchase of IBM's anti-virus business                                 --         (8,000)        (8,000)
   Payments for the purchase of Quarterdeck                                               --        (16,394)       (32,857)
   Purchase of Intel's anti-virus business                                                --             --        (11,889)
   Purchase of Binary Research's operations                                               --             --        (27,500)
   Cash acquired in business purchases                                                37,414             61            922
   Purchases of marketable securities                                               (591,776)      (569,688)      (242,096)
   Proceeds from sales of marketable securities                                      662,592        286,607        313,530
   Purchases of long-term, restricted investments                                         --        (10,551)       (12,035)
   Proceeds from sales of long-term investments                                        7,422          4,270             --
                                                                                   ---------      ---------      ---------

Net cash provided by (used in) investing activities                                   24,220       (330,478)       (49,621)
                                                                                   ---------      ---------      ---------
FINANCING ACTIVITIES:
   Repayment of subordinated debentures                                                   --             --        (25,000)
   Repurchases of Company's common stock                                            (244,410)       (18,730)       (56,341)
   Net proceeds from sale of common stock and other                                   46,432         71,314         19,352
   Principal payments on long-term obligations                                          (363)        (1,092)            --
                                                                                   ---------      ---------      ---------
Net cash (used in) provided by financing activities                                 (198,341)        51,492        (61,989)
                                                                                   ---------      ---------      ---------
Effect of exchange rate fluctuations on cash and cash equivalents                    (10,452)        (1,128)        (7,074)
                                                                                   ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents                                     139,950        (55,890)         4,850
Beginning cash and cash equivalents                                                   87,973        143,863        139,013
                                                                                   ---------      ---------      ---------
Ending cash and cash equivalents                                                   $ 227,923      $  87,973      $ 143,863
                                                                                   =========      =========      =========

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

Supplemental cash flow disclosures (in thousands):
Income taxes paid (net of refunds) during the year                                 $  24,223     $66,309         $  39,923
Interest paid on convertible subordinated debentures and
   long-term obligations                                                           $      --     $    --         $   1,616
Conversion of subordinated debentures                                              $      --     $    --         $  14,284


The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business

Symantec Corporation, a world leader in Internet security technology, provides a broad range of content and network security solutions to individuals and enterprises. We are a leading provider of virus protection, firewall, virtual private network, vulnerability management, intrusion detection, remote management technologies and security services to consumers and enterprises around the world.

Founded in 1982, we have offices in 37 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions and Divestitures

During the December 2000 quarter, we acquired AXENT Technologies, Inc. This acquisition was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since the date of acquisition.

During the March 2000 quarter, we acquired L-3 Network Security's operations and 20/20 Software. During the September 1999 quarter, we acquired URLabs. Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition.

During the June 1998 quarter, we acquired IBM's anti-virus business and Binary Research's operations. During the September 1998 quarter, we acquired Intel's anti-virus business. During the December 1998 quarter, we completed a tender offer for the common stock of Quarterdeck, obtaining 63% of the outstanding shares. During the March 1999 quarter, we acquired the remaining shares of Quarterdeck. Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition.

On December 31, 1999, we divested our Visual Cafe and substantially all of our ACT! product lines. Because these divestitures were effective at the close of business on December 31, 1999, these product lines are included in the results of operations through December 31, 1999 and are included in our results of operations for fiscal 1999.

See Note 3 of Notes to Consolidated Financial Statements.

Fiscal Years

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2001, 2000, and 1999 reflect amounts as of and for the periods ended March 30, 2001, March 31, 2000, and April 2, 1999, respectively. The fiscal accounting years ended March 30, 2001, March 31, 2000 and April 2, 1999 each comprised 52 weeks of operations.

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

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenue Recognition

Revenue is recognized under Statement of Position, or SOP, 97-2 as modified by SOP 98-9, when the following conditions have been met:

        -       persuasive evidence of an arrangement;

        -       passage of title;

        -       delivery has occurred or services have been rendered;

        -       if applicable, customer acceptance;

        - collection of a fixed or determinable license fee is considered reasonably assured; and

        -       if appropriate, reasonable estimates of future returns.

Revenue is derived primarily from sales of packaged products, perpetual license agreements, product maintenance and professional services.

Packaged products are sold through a multi-tiered distribution channel. We defer revenue relating to all distribution and reseller channel inventory in excess of certain inventory levels in these channels. We offer the right of return of our products under various policies. We estimate and maintain reserves for product returns and channel and end-user rebates and account for these reserves as an offset to revenue. For packaged products, which generally include insignificant post-contract support obligations (generally telephone support), the estimated cost for providing post-contract support is accrued at the time of the sale.

We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, which are deferred and recognized ratably over the period of the agreements.

Our professional services include consulting, implementation, education, and managed security services. Consulting and implementation services revenue are recognized as services are performed and upon written acceptance from customers. Education services revenue is recognized as services are performed. Managed security services revenue is recognized ratably over the period that such contracted services are provided.

In arrangements that include software licenses and maintenance and/or professional services ("multiple elements"), we allocate and defer revenue for the undelivered items, based on vendor-specific objective evidence of fair value, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. If vendor-specific objective evidence does not exist for undelivered items such as maintenance or professional services, then the entire arrangement fee is recognized over the performance period.

During the fourth quarter of fiscal 2001, we adopted Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 101 did not have a material effect on our consolidated statement of financial position or results of operations and no restatement of prior quarters was necessary.

Cash Equivalents, Short-term Investments and Restricted Investments

We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents, short-term investments and restricted investments are classified as available-for-sale as of the balance sheet dates. These securities are reported at fair market value and any unrealized gains and losses, net of applicable tax effects, are included as a component in stockholders' equity, as accumulated other comprehensive income (loss). Realized gains and losses on cash equivalents, short-term investments and restricted investments are included in interest income. Realized gains and losses and declines in value judged to be other than temporary on equity investments are included in other income (expense). The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments

We utilize natural hedging to mitigate our foreign currency exposures and hedge certain residual exposures through the use of one-month foreign currency forward exchange contracts. We enter into foreign currency forward exchange contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. Gains and losses on the contracts are included in other income (expense) in the period that gains and losses on the underlying transactions are recognized and generally offset. The fair value of foreign currency forward exchange contracts approximates cost due to the short maturity periods.

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis. Inventory consists of raw materials and finished goods.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally the shorter of the lease term or three to seven years.

Acquired Product Rights

Acquired product rights are comprised of purchased product rights, technologies and workforce-in-place and capitalized software and are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years.

Goodwill

Goodwill is recorded through acquisitions and is stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated useful lives of the respective goodwill, generally four to five years.

Long-Lived Assets

Long-lived assets, including equipment, leasehold improvements, acquired product rights and goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. No impairments have been indicated to date.

Income Taxes

Income taxes are computed in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes.

Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares during the periods. Diluted net income per share also includes the assumed conversion of all of the outstanding convertible subordinated debentures and assumed exercising of options, if dilutive in the period.

Concentrations of Credit Risk

Our product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of our revenues and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, restricted investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. We are exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management's expectations.

Legal Expenses

We accrue estimated legal expenses for lawsuits only when both of the conditions of SFAS No. 5, Accounting for Contingencies, are met. Costs for external attorney fees are accrued when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. If both of these conditions are not met, management records the related legal expenses when incurred. Amounts accrued by us are not discounted. The material assumptions used to estimate the amount of legal expenses include:

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

Recent Accounting Pronouncements

On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 exposure Draft, Business Combinations and Intangible Assets, that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment annually and if certain events occur or circumstances exist. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in July 2001. We will not adopt the provisions of the proposed statement, which defers reporting the effects of the proposed statement, until our first quarter of fiscal 2003.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the adoption of SFAS No. 133 for one year. SFAS 133 will be effective for us at the beginning of the June 2001 quarter for both annual and interim reporting periods. We do not expect the adoption of this accounting pronouncement to have a material effect on our consolidated financial position or results of operations.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income. All financial information has been restated to conform to this presentation.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BALANCE SHEET INFORMATION


                                                                                               March 31,
                                                                                ------------------------
(In thousands)                                                                       2001           2000
---------------------------------------------------------------------------     ---------      ---------
Cash, cash equivalents and short-term investments:
   Cash                                                                         $  97,685      $  60,103
   Cash equivalents                                                               130,238         27,870
   Short-term investments                                                         329,104        343,577
                                                                                ---------      ---------
                                                                                $ 557,027      $ 431,550
                                                                                =========      =========
Trade accounts receivable:
   Receivables                                                                  $ 125,000      $  53,710
   Less: allowance for doubtful accounts                                           (8,339)        (6,444)
                                                                                ---------      ---------
                                                                                $ 116,661      $  47,266
                                                                                =========      =========
Equipment and leasehold improvements:
   Computer hardware and software                                               $ 189,497      $ 142,290
   Office furniture and equipment                                                  43,752         39,330
   Leasehold improvements                                                          30,313         19,585
                                                                                ---------      ---------
                                                                                  263,562        201,205
   Less: accumulated depreciation and amortization                               (170,343)      (149,300)
                                                                                ---------      ---------
                                                                                $  93,219      $  51,905
                                                                                =========      =========
Acquired product rights:
   Purchased product rights, technologies and workforce-in-place                $ 136,029      $  54,592
   Capitalized software development costs                                              --          2,397
   Less: accumulated amortization of purchased product rights, technologies
              and workforce-in-place                                              (31,742)       (20,522)
   Less: accumulated amortization of capitalized software development costs            --         (2,397)
                                                                                ---------      ---------
                                                                                $ 104,287      $  34,070
                                                                                =========      =========
Goodwill:
   Goodwill                                                                     $ 808,947      $ 107,032
   Less: accumulated amortization                                                 (95,397)       (24,060)
                                                                                ---------      ---------
                                                                                $ 713,550      $  82,972
                                                                                =========      =========

Accumulated other comprehensive loss:
   Unrealized gain (loss) on available-for-sale investments                     $     614      $  (2,373)
   Cumulative translation adjustment                                              (49,486)       (25,334)
                                                                                ---------      ---------
                                                                                $ (48,872)     $ (27,707)
                                                                                =========      =========


NOTE 2.  INCOME STATEMENT INFORMATION


                                                                       Year Ended March 31,
                                                            -------------------------------
(In thousands)                                                 2001        2000        1999
-------------------------------------------------------     -------     -------     -------
Technical support costs included in sales and marketing     $26,968     $32,427     $34,219

Advertising expense                                         $46,884     $43,630     $50,779

Technical support costs included in sales and marketing relate to the estimated cost of providing free post-contract support (generally telephone support) that is accrued at the time of product sale. Advertising expenditures are charged to operations as incurred.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3. ACQUISITIONS AND DIVESTITURES

Acquisition of AXENT

On December 18, 2000, we acquired 100% of the outstanding common stock of AXENT Technologies, Inc., or AXENT, by issuing approximately 14,528,000 shares of our common stock to AXENT shareholders, based on a predetermined exchange ratio of
0.50 shares of Symantec common stock for each share of AXENT common stock. We also assumed all of the outstanding AXENT employee stock options valued at approximately $87 million. We also accrued, as part of the purchase price, approximately $18 million in acquisition related expenses, which included financial advisory, legal and accounting, duplicative site and fixed assets, and severance costs. As of March 31, 2001, the remaining accrual of approximately $3 million relates primarily to legal and accounting, duplicative site and severance costs. The transaction was accounted for as a purchase. The combined total of the common stock issued, options assumed and acquisition costs is approximately $925 million, based on the average of the closing prices of our common stock on the agreement date of July 26, 2000 and for the three days before and after July 26, 2000.

With respect to stock options assumed as part of the acquisition, all AXENT employee stock options were exchanged for Symantec stock options and are included in the purchase price based on their fair value as of July 26, 2000. Any unvested AXENT options exchanged for unvested Symantec options are also included in the purchase price based on their fair value; however, the portion of the intrinsic value of the unvested options that will be deemed to be earned over the remaining vesting period of those options has been allocated to deferred compensation and will be amortized over the remaining vesting period. The fair value of the options to be assumed has been based on the Black-Scholes option pricing model using the following assumptions: fair market value of the underlying shares which is based on the average closing price of Symantec's common stock on July 26, 2000 and for the three days before and after July 26, 2000; the remaining contractual life of each option was used for the expected life; expected volatility of 0.65; no expected dividend rate; and risk-free interest rate of 6.5%. The value of the deferred compensation of approximately $1 million was derived using the guidance of FIN No. 44.

After certain adjustments made during the March 2001 quarter, the aggregate adjusted purchase price has been allocated as follows, based on an independent appraisal of the AXENT intangibles and in-process research and development (in thousands):


Net tangible assets of AXENT                 $ 130,517
In-process research and development             22,300
Tradename                                        4,100
Workforce-in-place                              10,670
Developed technology                            75,500
Deferred income taxes                          (19,080)
Deferred compensation                              992
Goodwill                                       699,660
                                             ---------
Total purchase price                         $ 924,659
                                             =========


The consolidated financial statements reflect the preliminary allocations of the purchase price for the AXENT acquisition. The allocation has not been finalized due to certain identified pre-acquisition contingencies. Accordingly, in fiscal 2002 the allocation of purchase price and its components may change as these contingencies are resolved.

In-process research and development had not reached technological feasibility based on identifiable technological risk factors which indicate that even though successful completion is expected, it was not assured at the acquisition date and accordingly has been charged to operations. The amount allocated to tradename, workforce-in-place and developed technology is being amortized over the estimated useful lives of four years. The purchase price in excess of tangible assets and identifiable intangible assets has been allocated to goodwill and will be amortized over its expected useful life of four years.

The tangible assets of AXENT acquired in the merger principally include cash, marketable securities, accounts receivable and fixed assets. Liabilities of AXENT assumed in the merger principally include accounts payable and obligations associated with providing ongoing maintenance and technical support contracts.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Acquisition of 20/20 Software

On March 31, 2000, we purchased 100% of the outstanding common stock of 20/20 Software, or 20/20, for up to $16.5 million. The terms of the agreement require two guaranteed payments totaling approximately $7.5 million plus contingent payments based on targeted future sales of certain of our products. The contingency period is from July 1, 2000 to June 30, 2001. The maximum contingency payment per the agreement is $9.0 million. The transaction was accounted for as a purchase. In connection with the transaction, we originally recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $0.9 million in related income tax liabilities. During the September 2000 quarter, we resolved certain contingencies and as a result, we increased the purchase price and the amount allocated to goodwill by approximately $0.5 million. During the March 2001 quarter, an additional amount of approximately $4.2 million was recorded as goodwill. The additional amount of $4.2 million represents contingent payments recorded during fiscal 2001, of which $1.5 million remains as an accrual at March 31, 2001. As we pay additional amounts over the contingency period, we will record additional goodwill equal to these payments. The goodwill and acquired product rights will be amortized over a five-year period.

Acquisition of L-3 Network Security

On March 9, 2000, we acquired the operations of L-3 Network Security, or L-3, for a one-time cash payment of approximately $20.1 million. The transaction was accounted for as a purchase. In connection with the transaction, we recorded approximately $3.1 million for acquired in-process research and development, $12.4 million for goodwill, $3.9 million for acquired product rights and $0.7 million for other tangible and intangible assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The goodwill and other intangibles are being amortized over a five-year period.

Acquisition of URLabs

On July 21, 1999, we purchased 100% of the outstanding common stock of URLabs for a one-time cash payment of approximately $42.1 million. The transaction was accounted for as a purchase. In connection with the transaction, we recorded approximately $1.2 million for acquired in-process research and development, $37.0 million for goodwill, $5.2 million for acquired product rights and $1.4 million for other intangible assets, offset by approximately $2.7 million in related income tax liabilities. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The goodwill and other intangibles are being amortized over a five-year period.

The following table outlines the values of the above referenced fiscal 2000 acquisitions' net tangible and intangible assets, adjusted for final purchase price allocations, as certain pre-acquisition contingencies that existed upon acquisition have been resolved:

                                   Allocated Purchase Price Components (in thousands)
                ----------------------------------------------------------------------------------------
                             Acquired     Acquired                                 Income       Other
                Purchase    In-Process    Product                    Other           Tax        Assets
                 Price         R&D        Rights      Goodwill    Intangibles    Liabilities    Acquired
                --------    ----------    --------    --------    -----------    -----------    --------
URLabs          $ 42,700     $ 1,200       $ 5,210    $ 37,000      $ 1,400       $(2,710)       $ 600
L-3               20,240       3,100         3,860      12,396          600            --          284
20/20             12,294          --         2,250      10,867           --          (900)          77
                --------     -------       -------    --------      -------       -------        -----
     Total      $ 75,234     $ 4,300       $11,320    $ 60,263      $ 2,000       $(3,610)       $ 961
                ========     =======       =======    ========      =======       =======        =====

Acquisition of Quarterdeck

On October 15, 1998, we signed a definitive merger agreement to acquire Quarterdeck. On November 17, 1998, we completed our tender offer for the common stock of Quarterdeck acquiring an approximately 63% interest. On March 29, 1999, we acquired Quarterdeck's remaining shares through a cash merger at the tender offer price of $0.52 per share in accordance with the definitive merger agreement. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $8.3 million of acquired in-process research and development, $8.5 million of acquired product rights, $65.9 million of goodwill and $2.7 million of other

SYMANTEC CORPORATION
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

intangibles. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The amounts related to workforce-in-place were amortized over two years. The acquired product rights, goodwill and other intangibles are being amortized over a five-year period. During fiscal 2000, we resolved certain pre-acquisition contingencies, and as a result, we made final purchase price allocations and reduced the purchase price and the amount allocated to goodwill by approximately $1.7 million. In addition, we reclassified the amount initially allocated to goodwill by $26 million due to a change in the characterization of the purchase for tax purposes. During fiscal 2001, we reclassified the amount initially allocated to goodwill by an additional $2.5 million due to a change in the characterization of the purchase for tax purposes. As a result of these changes, goodwill was reduced and deferred tax assets were increased by a total of $28.5 million. Quarterdeck had also issued $25 million of 6% convertible senior subordinated notes, due in 2001, to an institutional investor in a private placement pursuant to the terms of a Note Agreement dated March 1, 1996. The Notes were paid in full without any premium on March 30, 1999.

Acquisition of Intel's anti-virus business

On September 28, 1998, we entered into an agreement whereby we purchased Intel Corporation's anti-virus business for approximately $16.5 million. We also licensed Intel's systems management technology. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $5.0 million for acquired in-process research and development, $10.7 million for acquired product rights and $0.8 million for certain intangible assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The acquired product rights and intangibles are being amortized over a five-year period. During fiscal 2000, we resolved certain pre-acquisition contingencies and as a result, we made final purchase price allocations and reduced the purchase price and the amount allocated to acquired product rights by approximately $0.9 million.

Acquisition of Binary operations

On June 24, 1998, we purchased the operations of Binary Research, an Auckland, New Zealand-based company, for approximately $27.9 million. The transaction was accounted for as a purchase. Under the transaction, we recorded approximately $7.1 million for acquired in-process research and development and $17.0 million for acquired product rights, with the remaining $3.8 million of the purchase price allocated to goodwill. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The acquired product rights, goodwill and intangibles are being amortized over a four-year period. During fiscal 2000, we resolved certain pre-acquisition contingencies and as a result, we made final purchase price allocations and reduced the purchase price and the amount allocated to goodwill by $2.3 million.

Acquisition of IBM's anti-virus business

Effective May 18, 1998, we entered into a Master Agreement with IBM to acquire rights to IBM's digital immune technology. In addition, we assumed the majority of IBM's license arrangements with customers of IBM anti-virus products. In return for the various rights we acquired from IBM, we agreed to pay $16 million in installments over a specified period as well as pay royalties on revenues received by us from distribution of immune-enabled Symantec products and immune services provided by us using the digital immune technology. The royalties are subject to specified maximums and vary by time periods with ultimate termination of royalties as of a specified date. We also entered into a patent cross-licensing agreement under which the parties licensed to each other their respective patent portfolios. The transaction was accounted for as a purchase. As of March 31, 2000, we had paid the entire $16 million to IBM. In addition, we assumed liabilities of $3.0 million and incurred additional expenses of approximately $1.0 million as part of the transaction. Under the transaction, we recorded approximately $7.1 million for acquired in-process research and development, $11.9 million for goodwill and $1.2 million for certain prepaid research and development and other assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. Goodwill is being amortized over a five-year period.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table outlines the value of the above referenced fiscal 1999 acquisitions' net tangible and intangible assets, adjusted for final purchase price allocations, as certain pre-acquisition contingencies that existed upon acquisition have been resolved:

                                    Allocated Purchase Price Components (in thousands)
                ------------------------------------------------------------------------------------------
                               Acquired     Acquired                                              Deferred
                Purchase     In-Process      Product                        Other     Prepaid          Tax
                   Price            R&D       Rights     Goodwill     Intangibles         R&D        Asset
                ------------------------------------------------------------------------------------------
IBM             $ 20,250        $ 7,100      $    --      $11,850          $  100      $1,200      $    --
Binary            25,571          7,100       17,020        1,451              --          --           --
Intel             15,625          5,017        9,797           --             811          --           --
Quarterdeck       83,732          8,300        8,520       35,723           2,689          --       28,500
                ------------------------------------------------------------------------------------------
    Total       $145,178        $27,517      $35,337      $49,024          $3,600      $1,200      $28,500
                ==========================================================================================

PRO FORMA

The following unaudited pro forma results of operations for fiscal 2001 and 2000 are as if the AXENT acquisition had occurred at the beginning of fiscal 2000. The pro forma information excludes $22.3 million of acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2000 or of future operating results.


                                                                            Year Ended March 31,
                                                               ---------------------------------
(In thousands, except net income per share; unaudited)                   2001               2000
------------------------------------------------------         --------------     --------------
Net revenues                                                   $      944,150     $      867,437
                                                               ==============     ==============

Net income                                                     $       75,841     $      169,312
                                                               ==============     ==============

Basic net income per share                                     $         0.98     $         2.34
                                                               ==============     ==============

Diluted net income per share                                   $         0.97     $         2.23
                                                               ==============     ==============


Divestiture of the Visual Cafe and ACT! Product Lines

On December 31, 1999, we entered into an Asset Purchase Agreement, whereby we sold the principal assets and liabilities of the Visual Cafe product line to WebGain, Inc., or WebGain. The assets primarily consisted of fixed assets and intangible assets. The liabilities related to certain revenue deferrals recorded on our balance sheet as of December 31, 1999. In exchange for the assets and liabilities sold, we received $75.0 million in a lump-sum cash payment on December 31, 1999. We wrote off and transferred approximately $4.7 million of capitalized software, fixed assets and inventory related to the Visual Cafe product line. In addition, we accrued approximately $1.4 million in transaction costs and $0.4 million in retention packages for the affected employees. As a result, we recorded a pre-tax gain of approximately $68.5 million on the divestiture, which was recorded in income, net of expenses, from sale of technologies and product lines on the Consolidated Statements of Income.

On December 31, 1999, we entered into an exclusive Software License Agreement, or License, and licensed substantially all of the ACT! product line technology, on an exclusive basis, to Interact Commerce Corporation, previously SalesLogix, or Interact, for a period of four years. In addition, the inventory and fixed assets related to the ACT! product line were sold to Interact. In consideration for the license and assets, Interact transferred to us 623,247 shares of its unregistered common stock. These shares were valued at approximately $20.0 million as of December 6, 1999, the date the License was signed and the date the number of shares was determined. In addition to these shares received, Interact is required to pay us quarterly royalty payments for four years. Interact will pay these royalties based on a formula set forth in the License, up to an aggregate maximum of $57.0 million, which will be recorded in income, net of expenses, from sale of technologies and product lines on the Consolidated Statements of Income.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Because the royalties from Interact are not guaranteed and the quarterly amounts to be received were not determinable at December 31, 1999, we have been and will continue to recognize the royalties as earned. We recognized income, net of expense, from sale of technologies and product lines of approximately $19.3 million and $5 million from Interact during fiscal 2001 and 2000, respectively. At the end of the four-year period, Interact has the exclusive option, for a period of 30 days, to purchase the licensed technology from us for $60 million less all royalties paid to us to date. As a result of the License, we recognized approximately $20.0 million from the shares received and wrote off or transferred to Interact $0.4 million of inventory and fixed assets attributed to the ACT! product line. In addition, we accrued approximately $1.3 million for transaction related costs. After recognizing these above amounts, we recorded a pre-tax gain of approximately $18.3 million in fiscal 2000, which was recorded in income, net of expenses, from sale of technologies and product lines on the Consolidated Statements of Income. During the March 2001 quarter, Interact entered into a plan to merge with The Sage Group plc and we recorded a loss of approximately $12.5 million as other expense related to the other than temporary decline in value of our investment in Interact. See Note 5 of Notes to Consolidated Financial Statements.

Transition Fees

In accordance with individual transition agreements, WebGain and Interact paid us fees for invoicing, collecting receivables, shipping and other operational and support activities through fiscal 2001, until they had the ability to take over these activities. We recorded approximately $0.8 million and $0.9 million for these fees during fiscal 2001 and 2000, respectively, in income, net of expenses, from sale of technologies and product lines. We do not anticipate any future transition fees from WebGain or Interact.

Divestiture of Network Administration and Electronic Forms

In March 1997, we sold our network administration technologies and related tangible assets to the Hewlett-Packard Company, or HP. We received royalty payments from HP of approximately $7 million and $22 million during fiscal 1999 and 1998, respectively. Royalty payments from HP ended during the December 1998 quarter. Due to the uncertainty regarding the amounts upon which these royalties would have been determined, we recognized these amounts as they were received from HP.

During September 1996, we sold our electronic forms software product line and related tangible assets to JetForm Corporation, or JetForm, payable in installments through the June 2000 quarter. We received installment payments from JetForm of approximately $0.4 million, $15 million and $34 million during fiscal 2001, 2000 and 1999, respectively. Due to the uncertainty regarding the ultimate collectibility of these installments, we recognized the related amounts as payments were due and collectibility was assured from JetForm.

Royalty payments from HP and installment payments from JetForm were recorded in income, net of expenses, from sale of technologies and product lines.


The components of income, net of expenses, from sale of technologies and product lines were as follows:

                                                            Year Ended March 31,
                                              ----------------------------------
(In thousands)                                    2001         2000         1999
-----------------------------------------     --------     --------     --------
Royalties from Interact                       $ 19,250     $  5,000     $     --
Gain on divestiture of:
           Visual Cafe product line                 --       68,523           --
           ACT! product line                        --       18,285           --
Transition fees                                    801          894           --
Payments from HP and JetForm                       397       14,656       41,155
                                              --------     --------     --------
Income, net of expense, from sale of
           technologies and product lines     $ 20,448     $107,358     $ 41,155
                                              ========     ========     ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4. ACQUIRED PRODUCT RIGHTS

During fiscal 2001, we recorded approximately $86 million of acquired product rights, related to our acquisition of AXENT. During fiscal 2000, we recorded approximately $11 million of acquired product rights, primarily related to our acquisitions of URLabs, L-3 and 20/20. During fiscal 1999, we recorded approximately $35 million of acquired product rights, primarily related to our acquisitions of Binary Research, Intel's anti-virus business and Quarterdeck.

Amortization of acquired product rights totaled approximately $17 million, $10 million and $6 million in fiscal 2001, 2000 and 1999, respectively, and is recorded in cost of revenues. The amortization will occur over the next five years.

See Note 3 of Notes to Consolidated Financial Statements.


NOTE 5. CASH EQUIVALENTS AND INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Available-For-Sale Investments and Trading Investments

All cash equivalents, short-term investments and restricted investments have been classified as available-for-sale securities, except for our trading securities. We maintain a trading asset portfolio for our deferred compensation arrangements that consists of marketable equity securities and have a fair value of approximately $1.2 million and $0.8 million as of March 31, 2001 and 2000, respectively. Any activity related to these trading assets has a corresponding effect on the related liability. These trading assets have been included in the available-for-sale tabular disclosure due to their immaterial amounts.

The estimated fair value of the cash equivalents and short-term investments consisted of the following:


                                                                                  March 31,
                                                                      ---------------------
Cash equivalents and short-term investments (in thousands)                2001         2000
-----------------------------------------------------------------     --------     --------
Money market funds                                                    $ 66,597     $  8,929
Corporate securities                                                   218,010      324,834
Bank securities and deposits                                           146,988        4,790
Taxable auction rate securities                                          5,006       16,027
US government and government-sponsored securities                       15,262           --
Equity securities                                                        7,479       16,867
                                                                      --------     --------
      Total available-for-sale and trading investments                $459,342     $371,447
                                                                      ========     ========


The estimated fair value of available-for-sale and trading investments by contractual maturity as of March 31, 2001 was as follows:


Cash equivalents and short-term investments (in thousands)
----------------------------------------------------------
Due in one year or less                                           $401,894
Due after one year and through 2 years                              49,969
No maturity (equity securities)                                      7,479
                                                                  --------
                                                                  $459,342
                                                                  ========


Except for equity securities, fair values of cash equivalents, short-term investments and trading assets approximate cost primarily due to the short-term maturities of the investments and the absence of changes in security credit ratings. Equity securities consist of approximately 600,000 shares of Interact, a publicly traded company, which will be merged with another entity, whereby shareholders of Interact are entitled to receive $12.00 per share, subject to applicable withholdings, upon surrender of each stock certificate. A loss of approximately $12.5 million was recognized as other expense during the March 2001 quarter for other than temporary decline in the value of this investment.

As of March 31, 2001, we held unregistered equity securities of $5.4 million in a privately held company, which are classified as Other Assets. The fair value of these equity securities are recorded at cost, decreased for the other than temporary decline in value of $12.6 million, which was recognized during the March 2001 quarter as other expense.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As a result of our acquisition of AXENT, we acquired unregistered equity securities in another privately held company. During the March 2001 quarter, we recorded a gain on the investment of approximately $1 million as other income, as a result of the privately held company being acquired by another entity.

As of March 31, 2001 and 2000, the estimated fair value of our restricted investments was $75 million and $82 million, respectively, and consisted of U.S. Treasury securities. The restricted marketable securities have a contractual maturity of less than one year. Our available-for-sale restricted investments relate to certain collateral requirements for lease agreements associated with our corporate facilities in Cupertino, California. Fair values of the restricted investments approximate cost due to the short-term maturities of the investments and the absence of changes in security credit ratings.

Unrealized losses on all available-for-sale securities are reported as a component of stockholders' equity, net of tax effect, of approximately $0.6 million and $2.4 million as of March 31, 2001 and 2000, respectively.

During the period covered by the consolidated financial statements, we did not use any derivative instrument for trading purposes. We utilize some natural hedging to mitigate our foreign currency exposures and we hedge certain residual exposures through the use of one-month foreign currency forward exchange contracts, or forward contracts. We enter into forward contracts with financial institutions primarily to protect against currency exchange risks associated with certain balance sheet positions. The fair value of forward contracts is based on quoted market prices. At March 31, 2001, the notional amount of our forward contracts was approximately $215 million, all of which mature in 35 days or less. The fair value of forward contracts approximates cost due to the short maturity periods. We do not hedge our translation risk.


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


NOTE 7. LINE OF CREDIT

We had a $10 million bank line of credit that expired in May 2001. The line of credit was available for general corporate purposes and bore interest at either the banks' reference (prime) interest rate (8.00% at March 31, 2001); the U.S. offshore rate (4.88% at March 31, 2001) plus 1.25%; a CD rate (4.82% at March 31, 2001), plus 1.25%; or LIBOR (4.88% at March 31, 2001) plus 1.25%, at our discretion. As of March 31, 2001, we were in compliance with all covenants under this credit agreement and there were no borrowings and less than $1 million in standby letters of credit outstanding under this line.


NOTE 8. COMMITMENTS

We lease all of our facilities and certain equipment under operating leases that expire at various dates through 2026. We currently sublease some space under various operating leases that will expire at various dates through 2004.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The future fiscal year minimum operating lease commitments were as follows at March 31, 2001:


(In thousands)
-------------------------------
2002                                         $ 19,853
2003                                           17,010
2004                                           14,656
2005                                            9,640
2006                                            7,035
Thereafter                                     19,336
                                             --------
Operating lease commitments                    87,530
Sublease income                               (11,585)
                                             --------
Net operating lease commitments              $ 75,945
                                             ========


Rent expense charged to operations totaled approximately $23 million, $16 million and $15 million for the years ended March 31, 2001, 2000 and 1999, respectively.

In fiscal 1997, we entered into lease agreements for two existing office buildings, City Center One, or CC1, and World Headquarters, or WHQ, land and one office building under construction in Cupertino, California, City Center Five, or CC5. In fiscal 1999, the landlord exchanged CC5 for another building, City Center Two, or CC2, in Cupertino, California and committed to sell WHQ. In fiscal 2000, we completed the appropriate leasehold improvements to CC2, and vacated WHQ. When we moved into CC2, we were relieved of the lease liability associated with WHQ. Lease payments are based on the three-month LIBOR in effect at the beginning of each fiscal quarter. We have the right to acquire the related properties at any time during the seven-year lease period. If, at the end of the lease term we do not renew the lease, purchase the property under lease or arrange a third party purchase, then we will be obligated to the lessor for a guaranteed residual amount equal to a specified percentage of the lessor's purchase price of the property. We will also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount. The guaranteed residual payment on the lease agreements for the two office buildings totals approximately $68 million. As security against these guaranteed residual payments, we are required to maintain a corresponding investment in U.S. Treasury securities with maturities not to exceed three years. We are restricted in our use of these investments per the terms of the lease agreement. At March 31, 2001, the investments total approximately $75 million and are classified as non-current restricted investments within the financial statements. In accordance with the lease terms, these funds are not available to meet operating cash requirements. This lease is classified as an operating lease. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

On March 30, 2001, we entered into a master lease agreement for land and the construction of two office buildings, one approximately 100,000 square feet in Newport News, Virginia, effective June 6, 2001, and another approximately 175,000 to 200,000 square feet in Springfield, Oregon, effective April 6, 2001. Our lease payments will vary based on one-, three- or six-month LIBOR plus a margin. We have the right to acquire the related properties at any time during the six and one-half year lease period, which includes an eighteen-month construction period. If, at the end of the lease term we do not renew the lease, purchase the properties under lease or arrange a third party purchase, then we will be obligated to the lessor for a guaranteed residual amount equal to a specified percentage of the lessor's purchase price of the properties. We will also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount. The guaranteed residual payment on the lease agreements for the two facilities totals approximately $55 million. As security against these guaranteed residual payments, we are required to maintain a corresponding investment in U.S. Treasury securities with maturities not to exceed two years, during the construction period, or in certificates of deposit issued by certain lenders, after the construction period. We are restricted in our use of these investments per the terms of the lease agreement. As of March 31, 2001, we had no restricted funds associated with these facilities. This lease is classified as an operating lease. In addition, we are obligated to comply with certain financial covenants. Future acquisitions may cause us to be in violation of these financial covenants.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9. INCOME TAXES

The components of the provision for income taxes were as follows:


                                                                Year Ended March 31,
                                             ---------------------------------------
(In thousands)                                    2001           2000           1999
----------------------------------------     ---------      ---------      ---------
 Current:
        Federal                              $  55,019      $  51,193      $  11,649
        State                                   14,741         16,600          5,335
        International                           30,411         27,995         22,226
                                             ---------      ---------      ---------
                                               100,171         95,788         39,210
Deferred:
        Federal                                (16,677)        (5,735)        (1,949)
        State                                   (5,386)        (1,957)          (597)
        International                           (1,264)          (953)        (3,692)
                                             ---------      ---------      ---------
                                               (23,327)        (8,645)        (6,238)
                                             ---------      ---------      ---------
                                             $  76,844      $  87,143      $  32,972
                                             =========      =========      =========



The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes was as follows:


                                                                                             Year Ended March 31,
                                                                           --------------------------------------
                                                                               2001           2000           1999
                                                                           --------       --------       --------
Federal statutory rate                                                         35.0%          35.0%          35.0%
State taxes, net of federal benefit                                             4.3            3.0            3.5
Acquired in-process research and development charges
   with no tax benefit                                                          5.5             --            7.1
Non-deductible goodwill amortization                                           16.8            2.1             --
Foreign earnings taxed at less than the federal rate                          (11.5)          (5.6)          (3.9)
Valuation allowance for potential non-deductible loss on investment             3.1             --             --
Other, net                                                                      1.4           (0.6)          (2.1)
                                                                           --------       --------       --------
                                                                               54.6%          33.9%          39.6%
                                                                           ========       ========       ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The principal components of deferred tax assets were as follows:


                                                                                     March 31,
                                                                      ------------------------
(In thousands)                                                             2001           2000
-----------------------------------------------------------------     ---------      ---------
Deferred tax assets:
   Tax credit carryforwards                                           $   6,222      $   3,891
   Net operating loss carryforwards of acquired companies                27,267         18,949
   Inventory valuation accounts                                           1,461          1,756
   Other reserves and accruals not currently tax deductible              12,221          6,749
   Accrued compensation and benefits                                      7,799          3,751
   Deferred revenue                                                       7,394          4,864
   Sales incentive programs                                               2,803          5,768
   Reserve for returns and allowances                                     7,924         15,806
   Bad debt reserves not currently tax deductible                         2,220          1,735
   Loss on investments not currently tax deductible                      10,199          2,224
   Intercompany profit elimination                                       10,808             --
   Book over tax depreciation                                             9,075          7,008
   Other                                                                  6,075          6,515
                                                                      ---------      ---------
                                                                        111,468         79,016
Valuation allowance                                                      (5,111)            --
                                                                      ---------      ---------
        Deferred tax assets                                             106,357         79,016

Deferred tax liability:
   Acquired intangible assets                                           (24,229)            --
   Unremitted earnings of foreign subsidiaries                           (1,802)            --
                                                                      ---------      ---------
Net deferred tax assets                                               $  80,326      $  79,016
                                                                      =========      =========


Realization of a significant portion of the $80 million of net deferred tax assets is dependent upon our ability to generate sufficient future U.S. taxable income. We believe that it is more likely than not that the asset will be realized based on historical and forecasted U.S. earnings. The change in the valuation allowance for fiscal 2001 and 2000 was a net increase of approximately $5 million and a net decrease of approximately $30 million, respectively. The net increase in the valuation allowance during fiscal 2001 is attributable to a write-down of an equity investment, the loss of which may not be deductible for tax purposes. Of the $30 million decrease in the valuation allowance during fiscal 2000, approximately $21 million was attributable to previously unbenefitted stock option deductions, the benefit of which was credited to stockholders' equity.

In connection with the acquisition of AXENT, a $19 million net deferred tax liability was established. This amount represents a $35 million deferred tax liability set up on certain acquired intangibles, net of a $16 million deferred tax asset set up for the tax carryforward attributes of AXENT. The offsetting adjustment was to increase goodwill. See Note 3 of Notes to Consolidated Financial Statements.

As of March 31, 2001, we have tax credit carryforwards of approximately $6 million that expire in fiscal 2004 through 2006. In addition, we have net operating loss carryforwards attributable to Quarterdeck of approximately $43 million that expire in fiscal 2011 through 2019. We also have net operating loss carryforwards attributable to AXENT of approximately $24 million that expire in fiscal 2007 through 2020. Because of the "change in ownership" provisions of the Internal Revenue Code of 1986, the net operating loss carryforwards of Quarterdeck and AXENT are subject to an annual limitation of approximately $2.4 million and $10 million, respectively, regarding their utilization against taxable income in future periods.

Pretax income from international operations was approximately $145 million, $117 million and $64 million for fiscal 2001, 2000 and 1999, respectively.

No provision has been made for federal or state income taxes on $280 million of cumulative unremitted earnings of certain of our foreign subsidiaries as of March 31, 2001, since we plan to indefinitely reinvest these earnings. At March 31, 2001, the unrecognized deferred tax liability for these earnings was approximately $73 million.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10. EMPLOYEE BENEFITS

401(k) Plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 20% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 100% of the first $500 of employees' contributions and then 50% of the employees' contribution. The maximum employer match in any given plan year is 3% of the employees' eligible compensation. Our contributions under the plan were approximately $3 million for the year ended March 31, 2001 and $2 million for each of the years ended March 31, 2000 and 1999.

Employee Stock Purchase Plans

In October 1989, we established the 1989 Employee Stock Purchase Plan, or 89 Purchase Plan. Since inception, we have reserved a total of approximately 3.4 million shares of common stock for issuance under this plan. Subject to certain limitations, our employees may purchase, through payroll deductions of 2% to 10% of compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 2001, approximately 3.3 million shares had been issued and no shares remain available under the 89 Purchase Plan.

On September 17, 1998, our stockholders approved the 1998 Employee Stock Purchase Plan, or 98 Purchase Plan. The 98 Purchase Plan was subsequently amended by our stockholders on September 15, 1999 to increase the limit on such shares by 1% of our outstanding shares of Common Stock on each subsequent January 1 during the term of the 98 Purchase Plan. On January 1, 2001, the number of shares available for issuance automatically increased by approximately 800,000 shares to 2.6 million shares. As of March 31, 2001, approximately 300,000 shares had been issued and 2.3 million shares remain available under the 98 Purchase Plan.

In December 2000, as a result of our acquisition of AXENT, we assumed all outstanding purchase rights under AXENT's 1998 Employee Stock Purchase Plan, or AXENT Purchase Plan. The AXENT Purchase Plan was amended such that each then-outstanding purchase right would be exercisable upon the same terms and conditions as under the AXENT Purchase Plan immediately before the acquisition. Each purchase right would be exercisable for Symantec common stock equal to a ratio of 0.5 of the number of shares of AXENT common stock for which such purchase right would otherwise have been exercisable determined as of the relevant grant date under the AXENT Purchase Plan at a purchase price per share equal to 85% of the lower of (i) fair market value of a share of AXENT common stock at the relevant grant date under the AXENT Purchase Plan divided by 0.5 or
(ii) the fair market value of a share of Symantec common stock on the relevant purchase date. Each purchase right granted under the AXENT Plan shall terminate, if it has not previously terminated by its terms, on the date that the holder thereof enrolls in our 98 Purchase Plan.

Stock Award Plans

During fiscal 1996, we registered 400,000 shares to be issued under the terms of the 1994 Patent Incentive Plan. The purpose of this plan is to increase awareness of the importance of patents to our business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to us. Our executive officers are not eligible for awards under the 1994 Patent Incentive Plan. As of March 31, 2001, a total of approximately 28,000 shares had been issued under this plan.

In March 1998, the Board of Directors approved the terms of the 1998 Star Award Bonus Plan, under which we may issue up to 5,000 shares of common stock to employees who perform exceptionally in a given quarter. Directors and executive officers are not eligible to receive awards under this plan. The Board of Directors reserved 20,000 shares of common stock for issuance under this plan. As of March 31, 2001, a total of 1,300 shares had been issued under this plan. This plan will be terminated, as management is not currently using this plan to issue common stock to employees.

In September 2000, shareholders approved the 2000 Directors Equity Incentive Plan and reserved 25,000 shares for issuance under this plan. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of March 31, 2001, a total of approximately 4,000 shares had been issued under this plan.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock awards issued under these stock award plans are recorded as compensation expense.

Stock Option Plans

We maintain stock option plans pursuant to which an aggregate total of approximately 34.7 million shares of common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. The purpose of these plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant and the options have a maximum term of ten years and generally vest over a four-year period.

On May 14, 1996, our stockholders approved the 1996 Equity Incentive Plan and a total of approximately 6.7 million shares of common stock had been reserved for issuance under this plan. On September 17, 1998 and September 15, 1999, stockholders approved amendments to increase the number of shares reserved for issuance by approximately 2.3 million and 3.2 million shares, respectively, to a total of approximately 12.2 million shares. On September 18, 2000 and December 15, 2000, stockholders approved amendments to increase the numbers of shares reserved for issuance by 3.0 million and 2.4 million shares, respectively, to a total of approximately 17.6 million shares. As of March 31, 2001 approximately
13.0 million options were outstanding under this plan.

In December 2000, as a result of our acquisition of AXENT, we assumed all outstanding AXENT stock options. Each AXENT stock option assumed by us is subject to the same terms and conditions as the original grant and generally vest over four years and expires ten years from the date of grant. Each option was adjusted at a ratio of 0.5 shares of Symantec common stock for each one share of AXENT common stock, and the exercise price was adjusted by multiplying the exercise price by 0.5.

In January 2001, the Board of Directors approved the terms of the 2001 Non-Qualified Equity Incentive Plan, or 2001 Non-Qualified Plan, under which we grant options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. Options awarded to insiders may not exceed in the aggregate fifty (50%) percent of all shares that are available for grant under the 2001 Non-Qualified Plan and employees of the company who are not insiders must receive at least fifty (50%) percent of all shares that are available for grant under the 2001 Non-Qualified Plan. A person may be granted more than one award under the 2001 Non-Qualified Plan. The Board of Directors reserved 3.0 million shares of common stock for issuance under the 2001 Non-Qualified Plan. As of March 31, 2001, approximately 300,000 options were outstanding under this plan.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Stock option activity was as follows:


                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                          Number        Price Per
(In thousands, except weighted average exercise price per share)       of Shares            Share
----------------------------------------------------------------       ---------        ---------
   Outstanding at March 31, 1998                                           9,328          $ 17.32
   Granted                                                                 3,331            20.18
   Exercised                                                                (991)           13.40
   Canceled                                                               (1,140)           19.28
                                                                         -------

   Outstanding at March 31, 1999                                          10,528            18.37
   Granted                                                                 5,181            44.93
   Exercised                                                              (3,937)           16.03
   Canceled                                                               (1,753)           20.46
                                                                         -------

   Outstanding at March 31, 2000                                          10,019            32.67
   Granted                                                                 9,167            39.14
   Exercised                                                              (1,771)           20.60
   Canceled                                                               (1,551)           41.76
                                                                         -------

   Outstanding at March 31, 2001                                          15,864          $ 36.86
                                                                         =======


Stock option balances were as follows:


(In thousands)                                      March 31,
---------------------------------------     -----------------
                                              2001       2000
                                            ------     ------
          Authorized and/or outstanding     19,917     11,512
          Available for future grants        4,053      1,493
          Exercisable and vested             4,784      2,446


The following tables summarize information about options outstanding at March 31, 2001:


                                                 Outstanding options           Exercisable options
                            ----------------------------------------    --------------------------
                                                Weighted
                                                 average    Weighted                      Weighted
                             Number of       contractual     average      Number of        average
                            shares (in              life    exercise     shares (in       exercise
Range of Exercise Prices     thousands)       (in years)       price     thousands)          price
------------------------    ----------       -----------  ----------    -----------    -----------
$  5.62 - $19.94                 2,948           7.10     $    15.30          1,770    $    15.23
  20.00 -  34.50                 3,982           7.68          28.84          1,599         25.63
  34.56 -  34.56                 3,094           9.72          34.56             --            --
  34.94 -  52.56                 2,812           9.09          43.88            759         41.52
  52.63 -  71.13                 2,652           8.87          62.59            578         62.19
  71.38 -  80.81                   376           8.87          75.94             78         76.49
                                ------                                   ----------
                                15,864           8.45     $    36.86          4,784     $   29.55
                                ======                                   ==========


These options will expire if not exercised by specific dates through March 2011. Prices for options exercised during the three-year period ended March 31, 2001 ranged from $1.00 to $47.38.

In 1999, we issued 100,000 restricted shares to our current CEO for a purchase price of par ($0.01 per share), vesting 50% at each anniversary date beginning April 14, 2000. Unearned compensation equivalent to the market value of the common stock on the date of grant, less par, was charged to stockholders' equity and is being amortized into compensation expense over the vesting term. At March 31, 2001, there were 100,000 restricted shares outstanding with 50,000 vested. The remaining 50,000 shares vested in April 2001.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plans, collectively called "options", granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted in fiscal 2001, 2000, and 1999 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:


                                                        Employee Stock Options          Employee Stock Purchase Plans
                                             ---------------------------------      ---------------------------------
                                                2001         2000         1999         2001         1999         1998
                                             -------      -------      -------      -------      -------      -------
Expected life (years)                           5.01         4.99         5.27         0.50         0.50         0.50
Expected volatility                             0.71         0.65         0.66         0.84         0.68         0.79
Risk free interest rate                          4.5%         6.5%         5.1%         6.0%         5.2%         4.8%


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

The weighted average estimated fair values of employee stock options granted during fiscal 2001, 2000 and 1999 were $25.40, $27.24 and $12.56 per share, respectively. The weighted average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plans during fiscal 2001, 2000 and 1999 were $21.05, $20.05 and $10.47, respectively.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period, for employee stock options, and the six-month purchase period, for stock purchases under the Employee Stock Purchase Plans. Options assumed as the result of our acquisition of AXENT were not included in the estimated fair value. Shares purchased through the AXENT Purchase Plan subsequent to the closing date of the AXENT acquisition were included in the estimated fair value and was included in the pro forma information as follows:


                                                                        Year Ended March 31,
                                                 -------------------------------------------
(In thousands, except per share data)                   2001            2000            1999
--------------------------------------------     -----------     -----------     -----------
Net income -- basic -- pro forma                 $     7,256     $   137,829     $    25,100
Net income -- diluted -- pro forma                     7,256         137,829          25,727
Net income per share -- basic -- pro forma              0.12            2.49            0.47
Net income per share -- diluted -- pro forma            0.11            2.31            0.45


The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.


NOTE 11. COMMON STOCK REPURCHASES

On January 16, 2001, the Board of Directors replaced the March 22, 1999 stock repurchase program with a new authorization to repurchase up to $700 million, not to exceed 15 million shares, worth of Symantec common stock with no expiration date. During fiscal 2001, we repurchased 5.0 million shares at prices ranging from $46.07 to $51.16, for an aggregate amount of approximately $244 million.

On March 22, 1999, the Board of Directors authorized the repurchase of up to $75 million of Symantec common

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

stock with no expiration date. During fiscal 2000, we repurchased 1.0 million shares at prices ranging from $17.90 to $19.87, for an aggregate amount of approximately $19 million.

On June 9, 1998, the Board of Directors authorized the repurchase of up to 5% of our outstanding common stock before December 31, 1998. We completed the repurchase as of October 30, 1998, repurchasing a total of approximately 2.9 million shares at prices ranging from $13.10 to $27.21, for an aggregate amount of approximately $56 million.

NOTE 12.  RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses consisted of the following:


                                                                         Year Ended March 31,
                                                  -------------------------------------------
(In thousands)                                           2001            2000            1999
---------------------------------------------     -----------     -----------     -----------
Employee severance and outplacement               $     3,524     $     8,065     $     3,800
Excess facilities and equipment                           140             953           1,305
                                                  -----------     -----------     -----------

Total restructuring and other expenses            $     3,664     $     9,018     $     5,105
                                                  ===========     ===========     ===========


During the March 2001 quarter, we reorganized various operating functions, thereby reducing our workforce by 50 employees, and recorded approximately $1.1 million for the costs of severance, related benefits and outplacement services. In addition, we provided approximately $1.2 million for costs of severance and related benefits for six members of our senior management due to a realignment of certain responsibilities. As of March 31, 2001, we had an accrual of $1.7 million related to employee severance and outplacement services that will be paid during the June 2001 quarter.

During the December 2000 quarter, we reduced a portion of our operations in Toronto, thereby reducing our workforce by 10 employees, and recorded approximately $0.4 million for the costs of severance, related benefits and abandonment of certain equipment. In addition, approximately $0.9 million was provided for costs of severance and related benefits for four members of our senior management due to a realignment of certain responsibilities. These severance and related benefits were paid by the end of the March 2001 quarter.

Details of the fiscal 2001 restructuring and other expenses were as follows:


                                                  Cash/              Original           Amount           Amount         Balance
(In thousands)                                    Non-cash             Charge        Paid/Used         Adjusted      at 3/31/01
-----------------------------------               ------------    -----------      -----------      -----------     -----------
Employee severance and outplacement               Cash            $     3,524      $    (1,785)      $       --     $     1,739
Excess equipment                                  Non-cash                140             (140)              --              --
                                                                  -----------      -----------      -----------     -----------
Total restructuring and other expenses                            $     3,664      $    (1,925)      $       --     $     1,739
                                                                  ===========      ===========      ===========     ===========


During the March 2000 quarter, we reduced our operations in our Melville and Toronto sites, thereby reducing our workforce by 96 employees. As a result, we vacated the facility in Melville and reduced the space occupied in Toronto. We recorded approximately $3.4 million for employee severance, outplacement and abandonment of certain facilities and equipment during the March 2000 quarter. In addition, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures during the March 2000 quarter.

During the December 1999 quarter, we reduced our Internet Tools business unit's workforce and reduced our sales workforce. There were 48 employees in the Internet Tools business unit affected, resulting in a charge of approximately $1.8 million for severance, related benefits and outplacement services. The sales workforce reduction affected 10 employees, resulting in a charge of approximately $0.4 million for severance, related benefits and outplacement services.

During the September 1999 quarter, we provided approximately $0.7 million for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures. We also recorded approximately $2.7 million for certain costs related to an agreement reached with our former CEO in the June 1999 quarter. These costs were comprised of severance and acceleration of unvested options.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Details of the fiscal 2000 restructuring charges were as follows:


                                                  Cash/                Original           Amount           Amount         Balance
(In thousands)                                    Non-cash               Charge        Paid/Used         Adjusted      at 3/31/01
-----------------------------------               -------------     -----------      -----------      -----------     -----------
Employee severance and outplacement               Cash/non-cash     $     8,733      $    (8,733)      $       --     $        --
Excess facilities and equipment                   Cash/non-cash             953             (473)              --             480
                                                                    -----------      -----------      -----------     -----------
Total restructuring and other expenses                              $     9,686      $    (9,206)      $       --     $       480
                                                                    ===========      ===========      ===========     ===========


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

Details of the fiscal 1999 restructuring charges were as follows:


                                                  Cash/                Original           Amount           Amount          Balance
(In thousands)                                    Non-cash               Charge        Paid/Used         Adjusted       at 3/31/01
------------------------------------              -------------     -----------      -----------      -----------      -----------
Employee severance and out-placement              Cash              $     3,800      $    (3,132)     $      (668)     $        --
Excess facilities and equipment                   Cash/non-cash           1,305           (1,195)              --              110
                                                                    -----------      -----------      -----------      -----------
Total restructuring and other expenses                              $     5,105      $    (4,327)     $      (668)     $       110
                                                                    ===========      ===========      ===========      ===========


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

Employee severance and outplacement was primarily comprised of severance packages for employees who were terminated as a result of the restructurings. As part of each restructuring plan, we specifically identified those individuals who would not continue employment with us. The severance periods ranged from one to six months. The total cost of the severance packages was accrued and included in a restructuring charge after the identified employees had their severance packages communicated to them. Additionally, we accrued estimated costs associated with outplacement services to be provided to terminating employees, as these costs have no future economic benefit to us. The remaining accrual at March 31, 2001 was for outstanding severance and outplacement costs.

Excess facilities and equipment included remaining lease payments associated with building leases subsequent to their abandonment dates. The cash outlays for these leases are to be made over the remaining term of each lease. In addition, we reserved for the write-off of site-specific equipment, furniture, fixtures and leasehold improvements, which would no longer be utilized. The accrual at March 31, 2001 relates to the remaining lease payments, which will be paid over the remaining lease term subsequent to the abandonment of each facility.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 13. NET INCOME PER SHARE

The components of net income per share were as follows:


                                                               Year Ended March 31,
                                                 ----------------------------------
(In thousands, except per share data)                2001         2000         1999
--------------------------------------------     --------     --------     --------
BASIC NET INCOME PER SHARE
Net income                                       $ 63,936     $170,148     $ 50,201
                                                 ========     ========     ========
Weighted average number of common
      shares outstanding during the period         64,737       57,870       56,601
                                                 ========     ========     ========
Basic net income per share                       $   0.99     $   2.94     $   0.89
                                                 ========     ========     ========

DILUTED NET INCOME PER SHARE
Net income                                       $ 63,936     $170,148     $ 50,201
Interest on convertible subordinated
      debentures, net of income tax effect             --           --          627
                                                 --------     --------     --------
Net income, as adjusted                          $ 63,936     $170,148     $ 50,828
                                                 ========     ========     ========
Weighted average number of common
      shares outstanding during the period         64,737       57,870       56,601
Shares issuable from assumed exercise
      of options                                    3,500        4,344        1,684
Shares issuable from assumed conversion
      of convertible subordinated debentures           --           --        1,004
                                                 --------     --------     --------
Total shares for purpose of calculating
      diluted net income per share                 68,237       62,214       59,289
                                                 ========     ========     ========
Diluted net income per share                     $   0.94     $   2.73     $   0.86
                                                 ========     ========     ========


For the year ended March 31, 2001, shares issuable from assumed exercise of options exclude approximately 4,157,000 options, as their effect on diluted net income per share would have been anti-dilutive.

NOTE 14. OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss, net of tax, were as follows:


                                                                            Year ended March 31,
                                                            ------------------------------------
(In thousands)                                                  2001          2000          1999
-------------------------------------------------------     --------      --------      --------
Other comprehensive loss:
      Change in unrealized gain (loss) on
            available-for-sale investments,
            net of a tax provision (benefit) of $1,406,
            ($974) and ($217)                               $  2,987      $ (2,069)     $   (461)
      Change in cumulative translation
            adjustment, net of a tax (benefit)
            of ($11,366), ($3,072) and ($1,476)              (24,152)       (6,528)       (6,090)
                                                            --------      --------      --------
      Total other comprehensive loss                        $(21,165)     $ (8,597)     $ (6,551)
                                                            ========      ========      ========


NOTE 15. LITIGATION

On December 23, 1999, Altiris Inc. filed a lawsuit in the United States District Court, District of Utah, against us, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. We believe this claim has no merit and we intend to defend the action vigorously.

On May 12, 1999, a venture capital entity and a former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations and unfair trade practices. We inherited this case upon its acquisition of

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


AXENT. We believe the claims are without merit and intend to vigorously defend the action.

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $6.8 million for damages and legal costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. We have appealed the decision; however, we recorded a charge of approximately $5.8 million in the June 1998 quarter, representing the unaccrued portion of the judgment plus costs. As of March 31, 2001, we believe that we have adequately accrued for both the judgment and all legal costs.

On February 19, 1998, a class action complaint was filed by the law firm of Milberg, Weiss, Bershad, Hynes & Lerach in Santa Clara County Superior Court, on behalf of a class of purchasers of pre-version 4.0 Norton AntiVirus products. A similar complaint was filed in the same court on March 6, 1998, by an Oregon law firm. Those actions were consolidated and a consolidated amended complaint was filed in late October 1998. The complaint originally purported to assert claims for breach of implied warranty, fraud, unfair business practices and violation of California's Consumer Legal Remedies Act, among others, arising from the alleged inability of earlier versions of Norton AntiVirus to function properly after the year 2000. All but the unfair business practice claims were dismissed following our demurrer. In December 2000, the unfair business practice claims were dismissed, and the case was resolved with no material financial impact on the Company.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation, against Quarterdeck. The complaint alleges that Quarterdeck's partitioning software, included in Partition-It and Partition-It Extra Strength, violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. We believe this claim has no merit and we intend to defend the action vigorously.

On September 15, 1997, Hilgraeve Corporation, or Hilgraeve, filed a lawsuit in the United States District Court, Eastern District of Michigan, against us, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit requested damages, injunctive relief, costs and attorney fees. In March 2000, the court granted our summary judgment motions and dismissed the case. The plaintiff has appealed the dismissal and we have cross-appealed. A hearing on the appeals took place in May 2001, but no decision has been issued.

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

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The total amount of legal and settlement expenses accrued as of the respective year-ends and the amounts expensed for the years ended are reflected below:


Balance as of March 31, 1999    $ 7.2 million    Amount expensed in fiscal 1999     $  10.1 million
Balance as of March 31, 2000    $ 8.7 million    Amount expensed in fiscal 2000     $   7.3 million
Balance as of March 31, 2001    $ 8.4 million    Amount expensed in fiscal 2001     $   3.4 million


NOTE 16. ADOPTION OF STOCKHOLDER RIGHTS PLAN

On August 11, 1998, the Board adopted a stockholder rights plan designed to ensure orderly consideration of any future unsolicited acquisition attempt to ensure fair value of us for our stockholders.

In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of Symantec common stock outstanding on the Record Date, August 21, 1998. The Board further directed the issuance of one such right with respect to each share of Symantec common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on August 12, 2008.

The rights are initially attached to Symantec common stock and will not trade separately. If a person or a group, an Acquiring Person, acquires 20% or more of our common stock, or announces an intention to make a tender offer for 20% or more of our common stock, the rights will be distributed and will thereafter trade separately from the common stock. Each right will be exercisable for 1/1000th of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $150.00. The preferred stock has been structured so that the value of 1/1000th of a share of such preferred stock will approximate the value of one share of common stock. Upon a person becoming an Acquiring Person, holders of the rights, other than the Acquiring Person, will have the right to acquire shares of our common stock at a substantially discounted price.

If a person becomes an Acquiring Person and we are acquired in a merger or other business combination, or 50% or more of its assets are sold to an Acquiring Person, the holder of rights, other than the Acquiring Person, will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price. After a person has become an Acquiring Person, the Board, at its option, requires the exchange of outstanding rights, other than those held by the Acquiring Person, for common stock at an exchange ratio of one share of Symantec common stock per right.

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

NOTE 17. SEGMENT INFORMATION

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other.

The Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The Enterprise Security segment focuses on providing organizations with technology, services and response capabilities to deal with their specific needs. The Enterprise Administration segment focuses on offering products that enable companies to be more effective and efficient within their IT departments. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable E-business success. The Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations from our Visual Cafe and ACT! divested product lines. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill and charges that are one-time in nature, such as acquired in-process research and development, judgment settlements and restructuring and other expenses which are not charged to the other operating segments.

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


We shifted our focus to these new business segments during fiscal 2000, with additional realignment in fiscal 2001. Due to this change, we have presented the fiscal 2000 and 1999 segment information to conform to our current segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. Our chief executive officer and chief financial officer evaluate performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. Assets and liabilities are not discretely allocated or reviewed by segment.


                             Consumer    Enterprise      Enterprise                                      Total
(In thousands)               Products      Security  Administration     Services          Other        Company
--------------------------------------------------------------------------------------------------------------
Fiscal 2001
Revenue from
external customers          $ 332,668     $ 285,627      $ 230,644     $   2,280      $   2,335      $ 853,554

Operating income (loss)       129,815        24,310        154,406        (7,113)      (191,818)       109,600

Depreciation &
amortization expense           13,112        16,891          4,928           607         85,303        120,841

Fiscal 2000
Revenue from
external customers            318,995       166,846        216,710           427         42,747        745,725

Operating income (loss)       135,334        19,802        138,260           220       (158,413)       135,203

Depreciation &
amortization expense            9,846         7,883          4,206            11         29,585         51,531

Fiscal 1999
Revenue from
external customers            265,252        91,625        168,007         3,815         63,929        592,628

Operating income (loss)        98,543       (26,196)       101,579         3,796       (149,881)        27,841

Depreciation &
amortization expense            8,861         6,262          3,531             1         17,769         36,424


Geographical Information


                                                                Year Ended March 31,
                                                  ----------------------------------
(In thousands)                                        2001         2000         1999
---------------------------------------------     --------     --------     --------
Net revenues from external customers:
      United States                               $440,512     $409,952     $353,734
      Other foreign countries                      413,042      335,773      238,894
                                                  --------     --------     --------
                                                  $853,554     $745,725     $592,628
                                                  ========     ========     ========

SYMANTEC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


                                                                      March 31,
                                             ----------------------------------
(In thousands)                                   2001         2000         1999
----------------------------------------     --------     --------     --------
Long-lived assets:
------------------
      United States                          $905,379     $159,392     $151,972
      United Kingdom                            5,779          805          554
      Ireland                                   5,602        4,905        6,335
      Japan                                     4,043        3,965        3,497
      Canada                                    1,243        1,851        2,017
      Other foreign countries                   9,200        8,789        6,950
                                             --------     --------     --------
                                             $931,246     $179,707     $171,325
                                             ========     ========     ========


SIGNIFICANT CUSTOMERS

The following distributors covered all segments and accounted for more than 10% of net revenues during fiscal 2001, 2000 and 1999:


                                                                          Year Ended March 31,
                                                  --------------------------------------------
                                                         2001            2000             1999
                                                  -----------     -----------      -----------
Ingram Micro, Inc.                                         26%             39%              47%
Tech Data Corp.                                             *              12               19
Merisel                                                     *              11               13


* Amount is less than 10% of net revenues

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYMANTEC CORPORATION
                                                  (Registrant)

                                            By       /s/ John W. Thompson
                                               --------------------------------
                                                       (John W. Thompson,
                                                     Chairman, President and
                                                     Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


                 Signature                                                  Title                               Date
----------------------------------------------------          -------------------------------          ---------------------
CHIEF EXECUTIVE OFFICER:


  /s/ John W. Thompson                                        Chairman, President, Chief               June 22, 2001
----------------------------------------------------          Executive Officer and Director
           (John W. Thompson.)

CHIEF FINANCIAL OFFICER AND CHIEF ACCOUNTING OFFICER:


  /s/ Gregory Myers                                           Chief Financial Officer                  June 22, 2001
----------------------------------------------------
           (Gregory Myers)

DIRECTORS:


  /s/ Tania Amochaev                                          Director                                 June 22, 2001
----------------------------------------------------
           (Tania Amochaev)


  /s/ Charles M. Boesenberg                                   Director                                 June 22, 2001
----------------------------------------------------
           (Charles M. Boesenberg)


  /s/ Per-Kristian Halvorsen                                  Director                                 June 22, 2001
----------------------------------------------------
           (Per-Kristian Halvorsen)

  /s/ Robert S. Miller                                        Director                                 June 22, 2001
----------------------------------------------------
           (Robert S. Miller)

  /s/ Bill Owens                                              Director                                 June 22, 2001
----------------------------------------------------
           (Bill Owens)

  /s/ Georges Reyes                                           Director                                 June 22, 2001
----------------------------------------------------
           (Georges Reyes)

  /s/ Daniel H. Schulman                                      Director                                 June 22, 2001
----------------------------------------------------
           (Daniel H. Schulman)

                                                                     Schedule II

                              SYMANTEC CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                   Balance at      Charged to                       Balance at
                                                    Beginning       Costs and                              End
                                                    of Period        Expenses*     Write-offs        of Period
---------------------------------------------     -----------     -----------     -----------      -----------
Allowance for doubtful accounts:
      Year ended March 31, 1999                   $     4,416     $       609     $       (79)     $     4,946
      Year ended March 31, 2000                         4,946           4,031          (2,533)           6,444
      Year ended March 31, 2001                         6,444           3,287          (1,392)           8,339


* During fiscal 2001, amount represents a balance sheet increase in allowance for doubtful accounts as a result of a balance acquired from our acquisition of AXENT. Bad dept expense was not significant during fiscal 2001.

                                 EXHIBIT INDEX

Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

2.01      The AXENT Merger Agreement. (Incorporated by reference to
               Registrant's Report on Form S-4 (No. 333-46264) filed September
               20, 2000.)

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

10.18     Amended and Restated Participation Agreement, dated as of
               February 2, 2000, by and among Symantec Corporation, Sumitomo
               Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the
               Sumitomo Bank, Limited, Los Angeles Branch. (Incorporated by reference to Exhibit 10.18 filed with the Registrant's Annual
               Report on Form 10-K for the year ended March 31, 2000.)

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

10.31     Agreement for Exchange and Purchase and Escrow Instructions,
               dated September 22, 1998, between Symantec Corporation with respect to CCC5 and WHQ and TST Development, L.L.C. with respect to CCC2. (Incorporated by reference to Exhibit 10.06 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)

10.32     Agreement for Exchange and Purchase and Escrow Instructions, as
               amended, dated November 4, 1998, between Symantec Corporation and
               TST Development, L.L.C. (Incorporated by reference to Exhibit
               10.07 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1998.)

10.33     Amendment No. 1 of Agreement for Exchange and Purchase and Escrow
               Instructions, dated as of November 4, 1998, between Symantec
               Corporation and TST Development, L.L.C. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended January 1, 1999.)

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

10.37     Amended and Restated Credit Agreement, dated May 29, 2000, by and between Symantec Corporation and Bank of America, N.A.
               (Incorporated by reference to Exhibit 10.39 filed with the Registrant's Annual Report on Form 10-K for the year ended March
               31, 2000.)

10.38     Loan Agreement, dated as of October 18, 1996, among Sumitomo Bank
               Leasing and Finance, Inc., Various Financial Institutions
               Identified Herein and The Sumitomo Bank, Limited, San Francisco
               Branch. (Incorporated by reference to Exhibit 10.21 filed with the Registrant's Annual Report on Form 10-K for the year ended
               March 28, 1997.)

10.39     Amended and Restated Loan Agreement, dated as of February 9,
               1999, among Sumitomo Bank Leasing and Finance, Inc., Various
               Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch. (Incorporated by reference to Exhibit 10.37 filed with the Registrant's Annual
               Report on Form 10-K for the year ended April 2, 1999.)

10.40     Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance,
               Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited.
               (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 1, 1999.)

10.41     Symantec - CC5 Office Building and Parking Structure, as amended, dated as of May 5, 1997, made by and between Symantec Corporation and Webcor Builders. (Incorporated by reference to Exhibit 10.23 filed with the Registrant's Annual Report on Form 10-K for the year ended March 28, 1997.)

10.42     Office building lease, dated as of April 10, 1991, between the
               Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.)

10.43     Office building lease, as amended, dated as of September 1, 1997, between Colorado Place Partners, LLC and Symantec Corporation regarding property located in Santa Monica, California.
               (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1998.)

10.44     Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California.
               (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 1, 1999.)

10.45     Office building lease, as amended, dated as of May 1, 1998, by and between RND Funding Company I and Symantec Corporation regarding property located in Sunnyvale, California.
               (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
               October 2, 1998.)

10.46     Office building lease, dated as of April 19, 1995, between the
               Registrant and CIGNA Property and Casualty Insurance Company regarding property located in Cupertino, California.
               (Incorporated by reference to Exhibit 10.16 filed with the Registrant's Annual Report on Form 10-K for the year ended March
               31, 1995.)

10.47     Office building lease, as amended, dated as of December 1, 1995, between Delrina (Canada) Corporation and Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended December 29, 1995.)

10.48     Office building lease, as amended, dated as of December 17, 1996, between Delrina (Canada) Corporation, Delrina Corporation and
               Sherway Centre Limited regarding property located in Toronto, Canada. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)

10.49     Office building lease, dated as of April 9, 1998, between Hill
               Samuel Bank Limited and Symantec (UK) Limited and Symantec
               Corporation regarding property located in Maidenhead, United
               Kingdom. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1998.)

10.50     Form of Indemnity Agreement with Officers and Directors.
               (Incorporated by reference to Exhibit 10.17 filed with the Registrant's Registration Statement on Form S-1 (No. 33-28655) originally filed May 19, 1989, and amendment No. 1 thereto filed
               June 21, 1989, which Registration Statement became effective June
               22, 1989.)

10.51*    Full Recourse Promissory Note and Pledge Agreement between the
               Company and Gordon E. Eubanks, Jr. (Incorporated by reference to
               Exhibit 10.19 filed with the Registrant's Annual Report on Form
               10-K for the year ended April 2, 1993.)

10.52*    Promissory Note between the Company and Mansour Safai.
               (Incorporated by reference to Exhibit 10.52 filed with the
               Registrant's Annual Report on Form 10-K for the year ended April
               2, 1999.)

10.53*    Promissory Note between the Company and Keith Robinson.
               (Incorporated by reference to Exhibit 10.53 filed with the
               Registrant's Annual Report on Form 10-K for the year ended April
               2, 1999.)

10.54*    Promissory Note between the Company and John W. Thompson.
               (Incorporated by reference to Exhibit 10.54 filed with the
               Registrant's Annual Report on Form 10-K for the year ended April
               2, 1999.)

10.55     Note Purchase Agreement, dated April 2, 1993, among Symantec
               Corporation, Morgan Guaranty Trust Company of New York, as
               Trustee, J. P. Morgan Investments Management, Inc., as Investment
               Manager and The Northwestern Mutual Life Insurance Company, including Form of Convertible Subordinated Notes. (Incorporated by reference to Exhibit 10.30 filed with the Registrant's Annual
               Report on Form 10-K for the year ended April 2, 1993.)

10.56     The Registrant's Section 401(k) Plan, as amended. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual
               Report on Form 10-K for the year ended March 31, 1995.)

10.57*    Form of President and CEO Annual Incentive Plan. (Incorporated by
               reference to Exhibit 10.64 filed with the Registrant's Annual
               Report on Form 10-K for the year ended March 31, 2000.)

10.58*    Form of Vice President Annual Incentive Plan (No
               Division/Business Unit Objectives.) (Incorporated by reference to
               Exhibit 10.65 filed with the Registrant's Annual Report on Form
               10-K for the year ended March 31, 2000.)

10.59*    Form of Vice President Annual Incentive Plan (With
               Division/Business Unit Objectives.) (Incorporated by reference to
               Exhibit 10.66 filed with the Registrant's Annual Report on Form
               10-K for the year ended March 31, 2000.)

10.60     Assignment of Copyright and Other Intellectual Property Rights.
               (Incorporated by reference to appendix to Prospectus/Proxy
               Statement filed with the Registrant's Registration Statement on Form S-4 (No. 33-35385) initially filed June 13, 1990.)

10.61*    Retirement and Consulting Agreement between the Company and
               Gordon E. Eubanks, Jr. (Incorporated by reference to Exhibit
               10.62 filed with the Registrant's Annual Report on Form 10-K for the year ended April 2, 1999.)

10.62*    Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers. (Incorporated by reference to Exhibit 10.63 filed with the Registrant's Annual
               Report on Form 10-K for the year ended April 2, 1999.)

10.63*    Employment Agreement between Symantec Corporation and John W.
               Thompson. (Incorporated by reference to Exhibit 10.67 filed with the Registrant's Annual Report on Form 10-K for the year ended
               April 2, 1999.)

10.64     Combination Agreement between Symantec Corporation and Delrina
               Corporation dated July 5, 1995. (Incorporated by reference to
               Exhibit 10.01 filed with the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1995.)

10.65     Asset Purchase Agreement, dated as September 26, 1996, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 2.01 filed with the Registrant's Current Report of Form
               8-K filed September 26, 1996.)

10.66     Asset Purchase Agreement, as amended, dated as of March 28, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.44 filed with the Registrant's Annual Report on Form
               10-K for the year ended April 3, 1998.)

10.67     Asset Purchase Agreement, as amended, dated as of June 29, 1998, by and between Delrina and JetForm. (Incorporated by reference to Exhibit 10.05 filed with the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 3, 1998.)

10.68     Asset Purchase Agreement, as amended, dated as of March 27, 1997, by and between Hewlett-Packard Company and Symantec Corporation.
               (Incorporated by reference to Exhibit 10.43 filed with the Registrant's Annual Report on Form 10-K for the year ended March
               28, 1997.)

10.69     Master Agreement, dated May 18, 1998, between International
               Business Machines Corporation and Symantec Corporation.
               (Confidential treatment has been requested with respect to portions of this exhibit.) (Incorporated by reference to Exhibit
               10.46 filed with the Registrant's Annual Report on Form 10-K for the year ended April 3, 1998.)

10.70     Asset Purchase Agreement, dated as of June 24, 1998, among
               Symantec Corporation and its wholly-owned subsidiary, Symantec
               Limited and Binary Research Ltd. and its wholly-owned subsidiary, Binary Research International, Inc. (Incorporated by reference to
               Exhibit 10.04 filed with the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended July 3, 1998.)

10.71     Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation. (Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current
               Report of Form 8-K filed October 5, 1998.)

10.72     Asset Purchase Agreement, dated December 10, 1999, among the
               Registrant, Symantec Limited, BEA Systems, Inc., and WB
               Information Corporation. (Incorporated by reference to Exhibit
               99.01 filed with the Registrant's Form 8-K, filed January 14,
               2000.)

10.73     Software License Agreement, dated December 6, 1999, by and among
               SalesLogix Corporation, Symantec Corporation and Symantec
               Limited. (Incorporated by reference to Exhibit 99.01 filed with the Registrant's Form 8-K, filed January 14, 2000.)

10.74     Class action complaint filed by the law firm of Milberg Weiss
               Bershad Hynes & Lerach in Superior Court of the State of
               California, County of Santa Clara against the Company and several of its current and former officers and directors. (Incorporated by reference to Exhibit 10.35 filed with the Registrant's Annual
               Report of Form 10-K for the year ended March 31, 1996.)

10.75*    Symantec Corporation 1999 Acquisition Plan Stock Option Agreement
               with Acceleration by and between Symantec Corporation and Gary P.
               Warren. (Incorporated by reference to Exhibit 10.01 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.76*    Employment offer by and between Symantec Corporation and Ron
               Moritz. (Incorporated by reference to Exhibit 10.02 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.77*    Employment offer by and between Symantec Corporation and Gail
               Hamilton. (Incorporated by reference to Exhibit 10.03 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.)

10.78*    The Registrant's 2000 Directors Equity Incentive Plan.
               (Incorporated by reference to Exhibit 99.1 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-47648)
               filed October 10, 2000.)

10.79*    AXENT Technologies, Inc. 1999 Incentive Stock Plan. (Incorporated
               by reference to Exhibit 99.3 filed with the Registrant's
               Registration Statement on Form S-8 (No. 333-52200) filed December
               19, 2000.)

10.80*    AXENT Technologies, Inc. 1998 Incentive Stock Plan. (Incorporated
               by reference to Exhibit 99.4 filed with the Registrant's
               Registration Statement on Form S-8 (No. 333-52200) filed December
               19, 2000.)

10.81*    AXENT Technologies, Inc. 1996 Amended and Restated Stock Option
               Plan. (Incorporated by reference to Exhibit 99.5 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-52200)
               filed December 19, 2000.)

10.82*    AXENT Technologies, Inc. 1996 Amended and Restated Directors'
               Stock Option Plan. (Incorporated by reference to Exhibit 99.6 filed with the Registrant's Registration Statement on Form S-8
               (No. 333-52200) filed December 19, 2000.)

10.83*    AXENT Technologies, Inc. Amended and Restated 1991 Stock Option
               Plan. (Incorporated by reference to Exhibit 99.7 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-52200)
               filed December 19, 2000.)

10.84*    AXENT Technologies, Inc. 1998 Exchange Option Plan. (Incorporated
               by reference to Exhibit 99.8 filed with the Registrant's
               Registration Statement on Form S-8 (No. 333-52200) filed December
               19, 2000.)

10.85*    AXENT Technologies, Inc. 1999 PassGo Technologies Exchange Option
               Plan. (Incorporated by reference to Exhibit 99.9 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-52200)
               filed December 19, 2000.)

10.86*    AXENT Technologies, Inc. Internet Tools 1997 Equity Incentive
               Plan. (Incorporated by reference to Exhibit 99.10 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-52200)
               filed December 19, 2000.)

10.87*    AssureNet Pathways, Inc. Restated 1982 Stock Option Plan assumed by AXENT Technologies, Inc. (Incorporated by reference to Exhibit
               99.11 filed with the Registrant's Registration Statement on Form
               S-8 (No. 333-52200) filed December 19, 2000.)

10.88*    AXENT Technologies, Inc. 1998 Employee Stock Purchase Plan.
               (Incorporated by reference to Exhibit 99.12 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-52200)
               filed December 19, 2000.)

10.89*    Termination agreement by and between Symantec Corporation and
               Derek Witte. (Incorporated by reference to Exhibit 10.15 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.)

10.90*    Termination agreement by and between Symantec Corporation and Ron
               Moritz. (Incorporated by reference to Exhibit 10.15 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 2000.)

10.91*    Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.
               (Incorporated by reference to Exhibit 99.1 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-56874)
               filed March 12, 2001.)

10.92*    Symantec Corporation 1998 Employee Stock Purchase Plan.
               (Incorporated by reference to Exhibit 99.2 filed with the
               Registrant's Registration Statement on Form S-8 (No. 333-52200)
               filed December 19, 2000.)

10.93*    Symantec Executive Severance Plan

10.94     Participation Agreement, dated as of March 30, 2001, by and among
               Symantec Corporation, The Symantec 2001 Trust, Wilmington Trust
               Company, the Holders and Lenders (as defined in the Participation
               Agreement), Fuji Bank, Limited, KeyBank National Association, and
               The Bank of Nova Scotia.

10.95     Annex A to Participation Agreement

10.96     First Amendment to Annex A to Participation Agreement, dated as of June 6, 2001.

10.97     Master Lease Agreement, dated as of March 30, 2001, between The
               Symantec 2001 Trust and Symantec Corporation.

10.98     Lease Supplement No. 1, dated as of April 6, 2001, between The
               Symantec 2001 Trust and Symantec Corporation.

10.99     Lease Supplement No. 2, dated as of June 6, 2001, between The
               Symantec 2001 Trust and Symantec Corporation.

10.001    Pledge and Security Agreement, dated as of March 30, 2001, between Symantec Corporation and The Bank of Nova Scotia.

10.002    Construction Agency Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation.

10.003    Supplement No. 1 to Construction Agency Agreement, dated as of
               April 6, 2001, between The Symantec 2001 Trust and Symantec
               Corporation.

10.004    Supplement No. 2 to Construction Agency Agreement, dated as of
               June 6, 2001, between The Symantec 2001 Trust and Symantec
               Corporation.

21.01     Subsidiaries of the Registrant.

23.01     Consent of Ernst & Young LLP, Independent Auditors.


--------
*  Indicates a management contract or compensatory plan or arrangement.