Form 10-Q
period 2001-06-29
SYMANTEC CORP
filed 2001-08-08
CIK 849399

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001.

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

        Registrant's telephone number, including area code:(408) 517-8000

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

                          YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, including 1,179,810 shares of Delrina exchangeable stock, as of July 26, 2001:

COMMON STOCK, PAR VALUE $0.01 PER SHARE                        73,522,108 SHARES

================================================================================

                              SYMANTEC CORPORATION
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 29, 2001
                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                 Page
                                                                                 ----
Item 1. Financial Statements (unaudited)
        Condensed Consolidated Balance Sheets
           as of June 30, 2001 and March 31, 2001...............................   3
        Condensed Consolidated Statements of Operations
           for the three months ended June 30, 2001 and 2000....................   4
        Condensed Consolidated Statements of Cash Flows
           for the three months ended June 30, 2001 and 2000....................   5
        Notes to Condensed Consolidated Financial Statements....................   6
Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  14
Item 3. Quantitative and Qualitative Disclosures about Market Risk..............  23

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings.......................................................  24
Item 6. Exhibits and Reports on Form 8-K........................................  24
Signatures......................................................................  25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              June 30,         March 31,
(In thousands)                                                                    2001              2001
----------------------------------------------------------                 -----------         ---------
ASSETS                                                                     (unaudited)

Current assets:
    Cash, cash equivalents and short-term investments                      $   629,573       $   557,027
    Trade accounts receivable                                                  115,829           116,661
    Inventories                                                                  2,464             5,855
    Deferred income taxes                                                       76,620            76,426
    Other                                                                       24,828            25,932
                                                                           -----------       -----------
      Total current assets                                                     849,314           781,901
Restricted investments                                                          83,818            74,534
Equipment and leasehold improvements, net                                      109,218            93,219
Deferred income taxes                                                            3,900             3,900
Acquired product rights, net                                                    96,160           104,287
Goodwill, net                                                                  670,584           713,550
Other, net                                                                      21,370            20,190
                                                                           -----------       -----------
                                                                           $ 1,834,364       $ 1,791,581
                                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $    55,127       $    66,109
    Accrued compensation and benefits                                           36,382            46,420
    Deferred revenue                                                           207,778           183,256
    Other accrued expenses                                                      41,779            43,385
    Income taxes payable                                                        56,508            73,547
                                                                           -----------       -----------
      Total current liabilities                                                397,574           412,717
Long-term obligations                                                            2,363             2,363
Commitments and contingencies
Stockholders' equity:
    Preferred stock (authorized: 1,000; issued and outstanding: none)               --                --
    Common stock (authorized: 300,000; issued and outstanding: 74,220
      and 72,006 shares, respectively)                                             742               720
    Capital in excess of par value                                           1,399,787         1,319,257
    Accumulated other comprehensive loss                                       (50,431)          (48,872)
    Unearned compensation                                                         (744)             (895)
    Retained earnings                                                           85,073           106,291
                                                                           -----------       -----------
      Total stockholders' equity                                             1,434,427         1,376,501
                                                                           -----------       -----------
                                                                           $ 1,834,364       $ 1,791,581
                                                                           ===========       ===========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Three Months Ended
                                                                                          June 30,
                                                                           -----------------------
(In thousands, except per share data; unaudited)                              2001            2000
----------------------------------------------------------               ---------       ---------
Net revenues                                                             $ 228,036       $ 191,358
Cost of revenues                                                            42,121          27,837
                                                                         ---------       ---------
    Gross margin                                                           185,915         163,521
Operating expenses:
    Research and development                                                39,471          25,769
    Sales and marketing                                                    104,303          76,975
    General and administrative                                              11,805          10,001
    Amortization of goodwill                                                48,980           5,175
    Amortization of other intangibles from acquisitions                        536             280
    Restructuring and other expenses                                         2,046              --
                                                                         ---------       ---------
        Total operating expenses                                           207,141         118,200
                                                                         ---------       ---------
Operating income (loss)                                                    (21,226)         45,321
    Interest income                                                          7,587           6,752
Income, net of expense, from sale of technologies and product lines          4,250           5,914
    Other (expense) income, net                                               (266)            319
                                                                         ---------       ---------
Income (loss) before income taxes                                           (9,655)         58,306
    Provision for income taxes                                              11,563          19,909
                                                                         ---------       ---------
Net income (loss)                                                        $ (21,218)      $  38,397
                                                                         =========       =========
Net income (loss) per share - basic                                      $   (0.29)      $    0.63
                                                                         =========       =========
Net income (loss) per share - diluted                                    $   (0.29)      $    0.60
                                                                         =========       =========
Shares used to compute net income (loss) per share -- basic                 73,300          60,498
                                                                         =========       =========
Shares used to compute net income (loss) per share -- diluted               73,300          64,248
                                                                         =========       =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            Three Months Ended
                                                                                                      June 30,
                                                                                     -------------------------
(In thousands; unaudited)                                                                 2001            2000
------------------------------------------------------------------------------       ---------       ---------
Operating Activities:
  Net income (loss)                                                                  $ (21,218)      $  38,397
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of equipment and leasehold improvements                8,275           7,422
    Amortization and write-off of acquired product rights                                8,212           3,425
    Amortization of goodwill and other intangibles from acquisitions                    49,516           5,455
    Write-off of equipment and leasehold improvements                                    3,426              --
    Deferred income taxes                                                                   --          (1,151)
    Net change in assets and liabilities, excluding effects of acquisitions:
      Trade accounts receivable                                                           (925)         (4,962)
      Inventories                                                                        3,349           3,085
      Other current assets                                                                (327)         (3,418)
      Other assets                                                                      (1,729)             37
      Accounts payable                                                                 (10,343)          5,292
      Accrued compensation and benefits                                                 (9,969)         (2,946)
      Other accrued expenses                                                            (4,050)         (3,599)
      Deferred revenue                                                                  24,522          23,748
      Income taxes payable                                                             (16,410)         22,618
      Income tax benefit from stock options                                             21,740              --
                                                                                     ---------       ---------
Net cash provided by operating activities                                               54,069          93,403
                                                                                     ---------       ---------
Investing Activities:
  Capital expenditures                                                                 (28,093)         (8,300)
  Purchased intangibles                                                                     --            (200)
  Payments for purchase of 20/20 Software                                               (1,535)         (4,000)
  Purchases of marketable securities                                                  (205,813)       (140,807)
  Proceeds from sales of marketable securities                                         103,870         100,156
  Proceeds from (purchases of) restricted investments                                   (9,284)         10,886
                                                                                     ---------       ---------
Net cash used in investing activities                                                 (140,855)        (42,265)
                                                                                     ---------       ---------
Financing Activities:
  Net proceeds from sales of common stock and other                                     58,963          11,755
  Principal payments on long-term obligations                                               --            (181)
                                                                                     ---------       ---------
Net cash provided by financing activities                                               58,963          11,574
                                                                                     ---------       ---------
Effect of exchange rate fluctuations on cash and cash equivalents                        4,775          (1,652)
                                                                                     ---------       ---------
Increase (decrease) in cash and cash equivalents                                       (23,048)         61,060
Beginning cash and cash equivalents                                                    227,923          87,973
                                                                                     ---------       ---------
Ending cash and cash equivalents                                                     $ 204,875       $ 149,033
                                                                                     =========       =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The condensed consolidated financial statements of Symantec Corporation as of June 30, 2001 and for the three months ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2001, March 31, 2001 and June 30, 2000 reflect amounts as of and for the periods ended June 29, 2001, March 31, 2001 and June 30, 2000, respectively. The three months ended June 30, 2001 and 2000 each comprised 13 weeks of activity.

Recent Accounting Pronouncements

As of April 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. We generally do not use any derivative instruments for trading purposes and did not utilize any such instruments in the June 2001 quarter. We, however, utilize some natural hedging to mitigate our foreign currency exposures and we hedge certain residual exposures through the use of one-month forward contracts. Due to the short period of time between entering into the forward contracts and the quarter end, the fair value of the derivatives as of June 30, 2001 is insignificant and accordingly, the impact of adopting SFAS No. 133 did not have a material impact on our financial position or results of operations. Other than these forward contracts, we did not identify any derivative instruments in the June 2001 quarter.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of fiscal 2003. Application of SFAS No. 142 is expected to result in an increase in our results of operations (pre-tax) of approximately $198 million during fiscal 2003. During fiscal 2003, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of April 1, 2003. We have not yet determined what effect these tests will have on our earnings and financial position.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 2. BALANCE SHEET INFORMATION


                                                                       June 30,      March 31,
(In thousands)                                                             2001           2001
----------------------------------------------------------          -----------      ---------
                                                                    (unaudited)
Cash, cash equivalents and short-term investments:
  Cash                                                               $  96,770       $  97,685
  Cash equivalents                                                     108,105         130,238
  Short-term investments                                               424,698         329,104
                                                                     ---------       ---------
                                                                     $ 629,573       $ 557,027
                                                                     =========       =========
Trade accounts receivable:
  Receivables                                                        $ 124,310       $ 125,000
  Less: allowance for doubtful accounts                                 (8,481)         (8,339)
                                                                     ---------       ---------
                                                                     $ 115,829       $ 116,661
                                                                     =========       =========
Equipment and leasehold improvements:
  Computer hardware and software                                     $ 210,191       $ 189,497
  Office furniture and equipment                                        44,597          43,752
  Leasehold improvements                                                32,272          30,313
                                                                     ---------       ---------
                                                                       287,060         263,562
  Less: accumulated depreciation and amortization                     (177,842)       (170,343)
                                                                     ---------       ---------
                                                                     $ 109,218       $  93,219
                                                                     =========       =========
Acquired product rights:
  Purchased product rights, technologies and workforce-in-place      $ 136,029       $ 136,029
  Less: accumulated amortization                                       (39,869)        (31,742)
                                                                     ---------       ---------
                                                                     $  96,160       $ 104,287
                                                                     =========       =========
Goodwill:
  Goodwill                                                           $ 814,961       $ 808,947
  Less: accumulated amortization                                      (144,377)        (95,397)
                                                                     ---------       ---------
                                                                     $ 670,584       $ 713,550
                                                                     =========       =========
Accumulated other comprehensive loss:
  Unrealized gain (loss) on available-for-sale investments           $     (11)      $     614
  Cumulative translation adjustment                                    (50,420)        (49,486)
                                                                     ---------       ---------
                                                                     $ (50,431)      $ (48,872)
                                                                     =========       =========

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 3. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, were as follows:


                                                                           Three Months Ended
                                                                                     June 30,
                                                                      -----------------------
(In thousands; unaudited)                                                 2001           2000
-------------------------------------------------------------------   --------       --------
Net income (loss)                                                     $(21,218)      $ 38,397
Other comprehensive loss:
    Change in unrealized loss on available-for-sale investments,
      net of a tax benefit of $294 and $2,769                             (625)        (5,884)
Change in cumulative translation adjustment                               (934)        (2,062)
                                                                      --------       --------
Total other comprehensive loss                                          (1,559)        (7,946)
                                                                      --------       --------
Comprehensive income (loss)                                           $(22,777)      $ 30,451
                                                                      ========       ========

NOTE 4. NET INCOME (LOSS) PER SHARE

The components of net income (loss) per share were as follows:

                                                            Three Months Ended
                                                                      June 30,
                                                       -----------------------
(In thousands, except per share data; unaudited)            2001          2000
------------------------------------------------       ---------       -------
BASIC NET INCOME (LOSS) PER SHARE
Net income (loss)                                      $ (21,218)      $38,397
                                                       =========       =======
Weighted average number of common
    shares outstanding during the period                  73,300        60,498
                                                       =========       =======

Basic net income (loss) per share                      $   (0.29)      $  0.63
                                                       =========       =======

DILUTED NET INCOME (LOSS) PER SHARE
Net income (loss)                                      $ (21,218)      $38,397
                                                       =========       =======
Weighted average number of common
    shares outstanding during the period                  73,300        60,498
Shares issuable from assumed exercise
    of options                                                --         3,750
                                                       ---------       -------
Total shares for purpose of calculating
    diluted net income (loss) per share                   73,300        64,248
                                                       =========       =======
Diluted net income (loss) per share                    $   (0.29)      $  0.60
                                                       =========       =======

For the three months ended June 30, 2001, approximately 7,224,000 shares issuable from assumed exercises of options were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net loss reported in the period. For the three months ended June 30, 2000, shares issuable from assumed exercise of options exclude approximately 1,752,000 options, as their effect on diluted net income per share would have been anti-dilutive.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 5. COMMON STOCK REPURCHASES

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million, not to exceed 15 million shares, of Symantec common stock with no expiration date. During fiscal 2001, we repurchased 5.0 million shares at prices ranging from $46.07 to $51.16, for an aggregate amount of approximately $244.4 million. No shares were repurchased during the June 2001 and June 2000 quarters. See Note 10 of Notes to Condensed Consolidated Financial Statements.

NOTE 6. ACQUISITIONS

Acquisition of AXENT

On December 18, 2000, we acquired 100% of the outstanding common stock of AXENT Technologies, by issuing approximately 14,528,000 shares of our common stock to AXENT shareholders, based on a predetermined exchange ratio of 0.50 shares of Symantec common stock for each share of AXENT common stock. We also assumed all of the outstanding AXENT employee stock options valued at approximately $87 million. The transaction was accounted for as a purchase. The acquisition was initially recorded in fiscal 2001 for approximately $925 million and allocated as follows (in thousands):

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
                                         =========

In fiscal 2001, we also accrued approximately $18 million in acquisition related expenses, which included financial advisory, legal and accounting, duplicative site and fixed assets, and severance costs. As of June 30, 2001, approximately $1.0 million of this accrual remains, related primarily to legal and accounting, duplicative site and severance costs.

During the June 2001 quarter, we resolved certain pre-acquisition contingencies, and as a result, we increased the final purchase price and goodwill by $4.5 million, which remains an accrual as of June 30, 2001. Since all the pre-acquisition contingencies have not yet been finalized, the allocation of purchase price and its components may continue to change during fiscal 2002 as these contingencies are resolved.

The amount allocated to tradename, workforce-in-place, developed technology and goodwill will be amortized over the useful life of four years. The deferred compensation related to the options assumed as part of the acquisition will be amortized over the remaining vesting period.

Acquisition of 20/20 Software

On March 31, 2000, we purchased 100% of the outstanding common stock of 20/20 Software, or 20/20, for up to $16.5 million. The terms of the agreement required two guaranteed payments totaling approximately $7.5 million. We originally recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $0.9 million in related income tax liabilities, which accounted for the $7.5 million guaranteed purchase price. In addition, the agreement required contingent payments that were based on targeted future sales of certain of our products from July 1, 2000 to June 30, 2001, with a cumulative maximum contingency amount of $9.0 million. We

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


recorded contingent amounts of approximately $0.5 million, $4.2 million and $1.6 million during the September 2000, March 2001 and June 2001 quarters, respectively, resulting in an increase in the purchase price and the amount allocated to goodwill. Of these additional amounts, $1.6 million remains as an accrual at June 30, 2001. The goodwill and acquired product rights will be amortized over a five-year period.

NOTE 7. RESTRUCTURING AND OTHER EXPENSES

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of severance, related benefits, outplacement and abandonment of certain facilities primarily related to various restructurings as we continue the integration of AXENT into our operations. As a result, our workforce was reduced by 58 employees. As of June 30, 2001, we had an accrual of $0.5 million remaining related to employee severance and outplacement services that will be paid throughout fiscal 2002.

Details of the fiscal 2002 restructuring and other expenses were as follows:

                                            Cash/          Original        Amount        Amount     Balance
(In thousands)                              Non-cash         Charge     Paid/Used      Adjusted    06/30/01
--------------------------------------      ---------      --------     ---------      --------    --------
Employee severance and outplacement         Cash            $ 1,686      $(1,223)          --      $   463
Excess facilities                           Cash                360           --           --          360
                                                            -------      -------       ------      -------
Total restructuring and other expenses                      $ 2,046      $(1,223)      $   --      $   823
                                                            =======      =======       ======      =======


During the March 2001 quarter, we reorganized various operating functions, thereby reducing our workforce by 50 employees, and recorded approximately $1.1 million for the costs of severance, related benefits and outplacement services. In addition, we provided approximately $1.2 million for costs of severance and related benefits for six members of our senior management due to a realignment of certain responsibilities. As of June 30, 2001, we had an accrual of $0.9 million remaining related to employee severance and outplacement services that will be paid throughout fiscal 2002.

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

Details of the fiscal 2001 restructuring and other expenses were as follows:

                                            Cash/        Original       Amount           Amount      Balance
(In thousands)                              Non-cash       Charge    Paid/Used         Adjusted     06/30/01
---------------------------------------     -----------  --------    ---------        ---------     --------
Employee severance and outplacement         Cash          $ 3,524      $(2,606)              --      $   918
Excess equipment                            Non-cash          140         (140)              --           --
                                                          -------      -------        ---------      -------
Total restructuring and other expenses                    $ 3,664      $(2,746)       $      --      $   918
                                                          =======      =======        =========      =======

As a result of various restructuring and other activities that took place prior to fiscal 2001, we had recorded charges for employee severance and outplacement expenses and excess facilities and equipment costs. As of June 30, 2001, approximately $0.5 million and $0.1 million remains unpaid for excess facilities costs for restructuring and other expenses recorded in fiscal year 2000 and 1999, respectively.

NOTE 8. LITIGATION AND CONTINGENCIES

On December 23, 1999, Altiris Inc. filed a lawsuit in the United States District Court, District of Utah, against us, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. We believe this claim has no merit and we intend to defend the action vigorously.

On May 12, 1999, a venture capital entity and a former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations and unfair trade practices. We inherited this case upon our acquisition of AXENT. We have reached an agreement in principle for the settlement of this case, which we believe will result in a definitive settlement of the case in the September 2001 quarter. The terms of the settlement are confidential and are not material to us.

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $6.8 million for damages and legal costs to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court's ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. We have appealed the decision; however, we recorded a charge of approximately $5.8 million in the June 1998 quarter, representing the unaccrued portion of the judgment plus costs. As of June 30, 2001, we believe that we have adequately accrued for both the judgment and all legal costs.

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

Over the past few years, it has become common for software companies, including us, to receive claims of patent infringement. We are currently evaluating claims of patent infringement asserted by several parties with respect to certain of our products. While we believe that we have valid defenses to these claims, the outcome of any related litigation or negotiation could have a material adverse impact on our future results of operations or cash flows.

We are also involved in a number of other judicial and administrative proceedings incidental to our business. We intend to defend all of the aforementioned pending lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition, although it is not possible to estimate the possible loss or losses from each of these cases. Depending, however, on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that our future results of operations or cash flows could be materially adversely affected in a particular period. We have accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts. For further information on these cases refer to our previously filed Annual Report on Form 10-K for the year ended March 31, 2001.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 9. SEGMENT INFORMATION

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other.

The Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The Enterprise Security segment focuses on providing organizations with Internet security technology, services and response capabilities to deal with their specific needs. The Enterprise Administration segment focuses on offering products that enable companies to be more effective and efficient within their IT departments. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable E-business success. The Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill and charges that are one-time in nature, such as acquired in-process research and development, judgment settlements and restructuring and other expenses which are not charged to the other operating segments.

The following table summarizes each segment's net revenues from external customers, operating income (loss), and depreciation and amortization expense:

                                    Consumer    Enterprise      Enterprise                                      Total
(In thousands; unaudited)           Products      Security  Administration     Services          Other        Company
---------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED
JUNE 30, 2001

Revenue from
external customers                  $ 66,139      $ 99,643      $ 59,476       $  2,310       $    468       $228,036

Operating income (loss)               15,053        13,996        39,243         (5,115)       (84,403)       (21,226)

Depreciation &
amortization expense                  14,658        28,448         6,914          2,036         13,947         66,003

THREE MONTHS ENDED
JUNE 30, 2000
Revenue from
external customers                    75,203        54,798        60,567              4            786        191,358

Operating income (loss)               25,614        11,703        41,620           (558)       (33,058)        45,321

Depreciation &
amortization expense                   4,782         5,216         2,204             81          4,019         16,302

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


GEOGRAPHICAL INFORMATION

                                                Three Months Ended
                                                          June 30,
                                           -----------------------
(In thousands; unaudited)                      2001          2000
--------------------------------------     --------      --------
Net revenues from external customers:
      United States                        $121,116      $101,421
      Other foreign countries               106,920        89,937
                                           --------      --------
                                           $228,036      $191,358
                                           ========      ========

NOTE 10. SUBSEQUENT EVENTS

In July 2001, we received $7.5 million upon the surrender of approximately 600,000 shares of Interact, which had merged with The Sage Group plc.

Also in July 2001, we signed an asset purchase agreement to acquire the enterprise security management division of Foster-Melliar, an IT services company located in Johannesburg, South Africa. We paid approximately $1.5 million for certain of its assets. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through fiscal year 2004, with a maximum contingency amount of $1.5 million.

In July and August 2001, as part of the stock repurchase program approved by the Board of Directors, we repurchased a total of 925,000 shares of Symantec common stock at prices ranging from $46.73 to $49.00, for an aggregate amount of $44.5 million.

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

RESULTS OF OPERATIONS

The following table sets forth each item from our condensed consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

                                                                 Three Months
                                                                        Ended    Percent
                                                                     June 30,     Change
                                                             ----------------  in Dollar
(Unaudited)                                                  2001        2000    Amounts
--------------------------------------------------------     ----        ----  ---------
Net revenues.............................................     100%        100%        19%
Cost of revenues.........................................      18          15         51
                                                             ----        ----
      Gross margin.......................................      82          85         14
Operating expenses:
    Research and development.............................      17          13         53
    Sales and marketing..................................      46          40         36
    General and administrative...........................       5           5         18
    Amortization of goodwill.............................      22           3        846
    Amortization of other intangibles from acquisitions..      --          --          *
    Restructuring and other expenses.....................       1          --          *
                                                             ----        ----
         Total operating expenses........................      91          61         75
                                                             ----        ----
Operating income (loss)..................................      (9)         24       (147)
    Interest income......................................       3           3        (12)
    Income, net of expense, from sale of
         technologies and product lines..................       2           3        (28)
    Other (expense) income, net..........................      --          --          *
                                                             ----        ----
 Income (loss) before income taxes.......................      (4)         30       (117)
    Provision for income taxes...........................       5          10        (42)
                                                             ----        ----
Net income (loss)........................................      (9)%        20%      (155)
                                                             ====        ====

* Percentage change is not meaningful

NET REVENUES

Net revenues increased 19% to $228.0 million in the June 2001 quarter from $191.4 million in the June 2000 quarter. The increase in the June 2001 quarter as compared to the June 2000 quarter was largely due to increased sales to our Enterprise Security customers, partially offset by a decline in sales in our Consumer Products segment. Of the $36.6 million increase in net revenues, $24.8 million was attributable to sales related to AXENT solutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


INTERNATIONAL

Net revenues from sales outside of North America were $100.1 million and $83.4 million in the June 2001 and 2000 quarter, respectively, and represented 44% of total net revenues in both quarters. The increase in absolute dollars was primarily the result of sales growth in Europe, Asia and Latin America.

Weaknesses in international currencies during the June 2001 quarter negatively impacted our international revenue growth by approximately $7.9 million as compared to average international currency rates during the June 2000 quarter.

SEGMENTS

The Consumer Products segment provides security and problem-solving products to individual consumers, home offices and small businesses. The Consumer Products segment comprised approximately 29% and 39% of net revenues in the June 2001 and 2000 quarter, respectively. The decrease in net revenues for this segment for the June 2001 quarter compared to the June 2000 quarter was primarily related to weak consumer and small business spending, which contributed to the decline in sales of our Macintosh and Norton System Works products.

The Enterprise Security segment provides organizations with Internet security technology, services and response capabilities to deal with their specific needs. The Enterprise Security segment comprised approximately 44% and 29% of net revenues in the June 2001 and 2000 quarter, respectively. The segment's net revenues increased primarily due to strong growth in our virus protection solutions and firewall, intrusion detection and vulnerability management solutions as a result of the AXENT acquisition.

The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their IT departments. The Enterprise Administration segment comprised approximately 26% and 32% of net revenues in the June 2001 and 2000 quarter, respectively. The segment's net revenues declined slightly in the June 2001 quarter as compared to the June 2000 quarter, due to a decline in sales of our pcAnywhere product, partially offset by a growth in our Ghost Corporate Addition product. The decline in our pcAnywhere product was the result of a decrease in small business and home office sales, which was partially offset by an increase in corporate sales. Although the segment's net revenues decreased as a percentage of total revenues, absolute dollars remained relatively flat in the June 2001 quarter as compared to the June 2000 quarter.

The Services segment provides information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable E-business success. Net revenues from this segment increased substantially in the June 2001 quarter compared to the June 2000 quarter and represented approximately 1% of net revenues. The Other segment is comprised of sunset products and products nearing the end of their life cycle and comprised of less than 1% of net revenues in the June 2001 and 2000 quarters.

GROSS MARGIN

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals, packaging costs, royalties paid to third parties under publishing contracts, costs of consulting services, technical support costs and amortization and write-off of acquired product rights.

Gross margin decreased to 82% of net revenues in the June 2001 quarter from 85% in the June 2000 quarter. Factors contributing to the decrease in our gross margin include increased costs associated with consulting service revenue in the June 2001 quarter as compared to the June 2000 quarter. In addition, technical support costs included in costs of revenues increased along with the increase in related enterprise sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses as a percentage of revenue were 17% and 13% in the June 2001 and 2000 quarter, respectively. Research and development expenses were approximately $39.5 million and $25.8 million in the June 2001 and 2000 quarter, respectively. The increase was a result of Enterprise Security segment hiring, salary increases and other employee related expenses and of AXENT related research and development expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SALES AND MARKETING EXPENSES

Sales and marketing expenses as a percentage of revenue were 46% and 40% in the June 2001 and June 2000 quarter, respectively. Sales and marketing expenses were approximately $104.3 million and $77.0 million in the June 2001 and 2000 quarter, respectively. The increase was a result of Enterprise Security segment hiring, salary and commission increases and of AXENT related sales and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses as a percentage of revenue remained flat at 5% in the June 2001 and 2000 quarters. General and administrative expenses were approximately $11.8 million and $10.0 million in the June 2001 and 2000 quarter, respectively. The increase was a result of additional headcount, salary increases and expenses associated with internal software implementation projects, offset by a decrease in legal fees.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES FROM ACQUISITIONS

Amortization of goodwill and other intangibles from acquisitions increased approximately $44.0 million to $49.5 million in the June 2001 quarter from $5.5 million in the June 2000 quarter. The increase was due to the amortization of goodwill and other intangibles due to our acquisition of AXENT in December 2000.

RESTRUCTURING AND OTHER EXPENSES

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of severance, related benefits, outplacement and abandonment of certain facilities primarily related to various restructurings as we continue the integration of AXENT into our operations. As a result, our workforce was reduced by 58 employees. See Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

We recorded no restructuring and other expenses during the June 2000 quarter.

INTEREST AND OTHER INCOME (EXPENSE)

Interest income was approximately $7.6 million and $6.8 million in the June 2001 and 2000 quarters, respectively. The increase in interest income was primarily due to a higher invested cash balances during the June 2001 quarter compared to the June 2000 quarter.

Other income (expense) decreased approximately $0.6 million to ($0.3) million of other expense in the June 2001 quarter from $0.3 million of other income in the June 2000 quarter.

INCOME, NET OF EXPENSE, FROM SALE OF TECHNOLOGIES AND PRODUCT LINES

Income, net of expense, from sale of technologies and product lines was approximately $4.3 million in the June 2001 quarter and comprised entirely of royalty payments from Interact. Income, net of expense, from sale of technologies and product lines was approximately $5.9 million in the June 2000 quarter and comprised of $5.5 million in royalty payments from Interact and the last payment of $0.4 million from JetForm.

INCOME TAX PROVISION

Our effective tax rate on income before one-time charges (restructuring and other expenses) and goodwill amortization expense was 32% in the June 2001 and 2000 quarters. Our effective tax rate was lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on our Irish operations.

The tax provision of $11.6 million for the June 2001 quarter consisted of a $12.6 million (or 32% effective tax rate) provision on $39.3 million of income before goodwill amortization and a $1.0 million tax benefit on the $49.0 million charge for goodwill amortization. Similarly, the tax provision of $19.9 million for the June 2000 quarter consisted of a $20.3 million (or 32% effective tax rate) provision on $63.5 million of income before goodwill amortization and a $0.4 million tax benefit on the $5.2 million charge for goodwill amortization. The tax benefit on the charges for goodwill amortization was lower than the U.S. federal and state combined statutory tax rate due to the non-deductibility of substantially all of the goodwill amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments increased approximately $73 million to $630.0 million at June 30, 2001 from $557.0 million at March 31, 2001. This increase is largely due to cash provided from operations, including royalty income from Interact, net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. The cash provided by these factors was partially offset by cash paid for capital expenditures.

In addition to cash and short-term investments, we have approximately $83.8 million of restricted investments as of June 30, 2001 related to collateral requirements under certain lease agreements. We are obligated under these lease agreements, for two existing office buildings in Cupertino, California, and for land and the construction of two office buildings in Newport News, Virginia, and Springfield, Oregon, to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed two to three years through a certain period of time. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. These leases are classified as operating leases. In addition, we are obligated to comply with certain financial covenants. Future acquisitions or other events may cause us to be in violation of these financial covenants.

Net cash provided by operating activities was approximately $54.1 million and was comprised of a net loss of approximately $21.2 million, non-cash related expenses of $69.4 million and a net increase of $5.9 million in liabilities, net of a decrease in assets.

Net trade accounts receivable of approximately $115.8 million at June 30, 2001 remained relatively consistent to the balance of approximately $116.7 million at March 31, 2001.

Net cash used in investing activities was approximately $140.9 million and was comprised primarily of approximately $111.2 million in net purchases of marketable securities and investments and $29.7 million of capital expenditures and other investing activities.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million, not to exceed 15 million shares, of Symantec common stock with no expiration date. During fiscal 2001, we repurchased 5.0 million shares at prices ranging from $46.07 to $51.16, for an aggregate amount of approximately $244.4 million. No shares were repurchased during the June 2001 and June 2000 quarters. In July and August 2001, we repurchased a total of 925,000 shares at prices ranging from $46.73 to $49.00, for an aggregate amount of $44.5 million.

During July 2001, we received $7.5 million upon the surrender of approximately 600,000 shares of Interact, which had merged with The Sage Group plc.

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

WE HAVE GROWN, AND MAY CONTINUE TO GROW, THROUGH ACQUISITIONS WHICH GIVE RISE TO A NUMBER OF RISKS THAT COULD HAVE ADVERSE CONSEQUENCES FOR OUR FUTURE OPERATING RESULTS. We have made five acquisitions within the last three fiscal years, with our acquisition of AXENT in December 2000 being the largest. Integrating acquired businesses may distract our management focus from other opportunities and challenges. Our past acquisitions have given rise to, and future acquisitions may result in, substantial levels of goodwill and other intangible assets that may be amortized or written off in future years. In addition, a number of our recent acquisitions have resulted in our incurring substantial write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. We may issue equity or incur debt to finance future acquisitions that are dilutive to our existing stockholders.

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

WE ARE EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS, AND THE CURRENT ECONOMIC DOWNTURN MAY ADVERSELY AFFECT FUTURE REVENUE. Our business is subject to the effects of general economic conditions and, in particular, market conditions in the software and computer industries. We believe that our operating results are being adversely affected by the recent unfavorable global economic conditions and reduced spending. If these economic conditions do not improve, or if we experience a worsening in global economic conditions, we may continue to experience material adverse effects on our business, operating results and financial condition.

OUR MARKETS ARE HIGHLY COMPETITIVE AND OUR OPERATING RESULTS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED BY THIS COMPETITION. Our markets are intensely competitive. This competition could adversely affect our operating results by reducing our sales or the prices we can charge for our products. Recently, many of our competitors have significantly lowered the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems and we may not be able to respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products, to markets or to business models that are more successful than we anticipate.

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

    - uncertainty about and customer confidence in the current economic conditions and outlook;

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

PRODUCT RETURNS MAY NEGATIVELY AFFECT OUR NET REVENUES. Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories, subject to various contractual limitations. Our return policy allows distributors, subject to these contractual limitations, to return purchased products in exchange for new products or for credit towards future purchases. End-users may return our products through dealers and distributors or to us directly for a full refund within a reasonably short period from the date of purchase. We estimate and maintain reserves for such product returns which to date have been materially consistent with our actual experience. Future returns could, however, exceed the reserves we have established, which could have a material adverse effect on our operating results.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2001 as compared to what was previously disclosed in our Form 10-K for the year ended March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information with respect to this item is incorporated by reference to Note 8 of Notes to Condensed Consolidated Financial Statements included herein on page 10 of this Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

      10.01 Termination agreement by and between Symantec Corporation and Dana E. Siebert.

(b) Reports on Form 8-K
     A report on Form 8-K was filed by the Company on May 1, 2001, reporting that Dana E. Siebert, Executive Vice President, Service Provider Solutions Division, had decided to leave the Company for personal reasons. The organization that reported to Mr. Siebert has become a part of the Company's enterprise business operations.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 2001                   SYMANTEC CORPORATION



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

                                  Exhibit Index


(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

      10.01 Termination agreement by and between Symantec Corporation and Dana E. Siebert.