Form 10-Q
period 2001-09-28
SYMANTEC CORP
filed 2001-11-07
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 28, 2001.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securi ties Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-17781

SYMANTEC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20330 Stevens Creek Blvd., Cupertino, California	95014-2132
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:	(408) 517-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, including 1,194,322 shares of Delrina exchangeable stock, as of October 26, 2001:

Common Stock, par value $0.01 per share	69,676,760 shares

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended September 28, 2001

PART I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(In thousands)	2001	2001

ASSETS	(unaudited)
Current assets:
Cash, cash equivalents and short-term investments	$471,394	$557,027
Trade accounts receivable	141,429	116,661
Inventories	7,068	5,855
Deferred income taxes	76,466	76,426
Other	24,978	25,932

Total current assets	721,335	781,901
Restricted investments	95,920	74,534
Equipment and leasehold improvements, net	118,787	93,219
Deferred income taxes	3,900	3,900
Acquired product rights, net	87,555	104,287
Goodwill, net	624,858	713,550
Other	20,354	20,190

	$1,672,709	$1,791,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,261	$66,109
Accrued compensation and benefits	45,079	46,420
Deferred revenue	234,270	183,256
Other accrued expenses	42,211	43,385
Income taxes payable	51,839	73,547

Total current liabilities	434,660	412,717
Long-term obligations	2,363	2,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock (authorized: 1,000; issued and outstanding: none)	—	—
Common stock (authorized: 100,000; issued and outstanding: 69,569 and 72,006 shares, respectively)	696	720
Capital in excess of par value	1,330,602	1,319,257
Accumulated other comprehensive loss	(38,409)	(48,872)
Unearned compensation	(620)	(895)
Retained earnings (deficit)	(56,583)	106,291

Total stockholders’ equity	1,235,686	1,376,501

	$1,672,709	$1,791,581

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2001	2000	2001	2000

Net revenues	$242,372	$192,296	$470,408	$383,654
Cost of revenues	43,895	26,608	86,016	54,445

Gross margin	198,477	165,688	384,392	329,209
Operating expenses:
Research and development	40,020	28,711	79,491	54,480
Sales and marketing	104,247	75,421	208,550	152,396
General and administrative	11,009	9,651	22,814	19,652
Amortization of goodwill	49,416	5,202	98,396	10,377
Amortization of other intangibles from acquisitions	536	280	1,072	560
Restructuring and other expenses	—	—	2,046	—

Total operating expenses	205,228	119,265	412,369	237,465

Operating income (loss)	(6,751)	46,423	(27,977)	91,744
Interest income	7,366	7,957	14,953	14,709
Income, net of expense, from sale of technologies and product lines	4,642	5,284	8,892	11,198
Other income (expense), net	(727)	(292)	(993)	27

Income (loss) before income taxes	4,530	59,372	(5,125)	117,678
Provision for income taxes	16,342	20,259	27,905	40,168

Net income (loss)	$(11,812)	$39,113	$(33,030)	$77,510

Net income (loss) per share — basic	$(0.16)	$0.64	$(0.45)	$1.28

Net income (loss) per share — diluted	$(0.16)	$0.61	$(0.45)	$1.21

Shares used to compute net income (loss) per share — basic	72,900	61,011	73,100	60,754

Shares used to compute net income (loss) per share — diluted	72,900	63,948	73,100	64,094

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,

(In thousands; unaudited)	2001	2000

Operating Activities:
Net income (loss)	$(33,030)	$77,510
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of equipment and leasehold improvements	13,920	13,529
Amortization and write-off of acquired product rights	15,684	5,425
Amortization of goodwill and other intangibles from acquisitions	99,468	10,377
Write-off of equipment and leasehold improvements	4,736	1,223
Deferred income taxes	—	(1,051)
Gain on divestiture of our web access management products	(392)	—
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(22,956)	(48,164)
Inventories	(1,160)	2,631
Other current assets	1,710	(2,697)
Other assets	(622)	807
Accounts payable	(5,769)	11,228
Accrued compensation and benefits	(1,602)	186
Other accrued expenses	(8,557)	(13,217)
Deferred revenue	53,878	31,099
Income taxes payable	(22,310)	30,392
Income tax benefit from stock options	23,480	1,436

Net cash provided by operating activities	116,478	120,714

Investing Activities:
Capital expenditures	(44,961)	(25,264)
Purchased intangibles	(300)	(473)
Purchase of Foster-Melliar	(1,499)	—
Purchase of Lindner & Pelc	(2,137)	—
Purchase of 20/20 Software	(1,535)	(500)
Purchases of marketable securities	(275,209)	(393,300)
Proceeds from sales of marketable securities	309,290	267,870
Net purchases of restricted investments and other investments	(21,386)	(8,212)

Net cash used in investing activities	(37,737)	(159,879)

Financing Activities:
Repurchases of common stock	(204,420)	—
Net proceeds from sales of common stock and other	62,692	15,986
Principal payments on long-term obligations	—	(181)

Net cash provided by (used in) financing activities	(141,728)	15,805

Effect of exchange rate fluctuations on cash and cash equivalents	893	(3,114)

Decrease in cash and cash equivalents	(62,094)	(26,474)
Beginning cash and cash equivalents	227,923	104,000

Ending cash and cash equivalents	$165,829	$77,526

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of September 30, 2001 and for the three and six months ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2001, March 31, 2001 and September 30, 2000 reflect amounts as of and for the periods ended September 28, 2001, March 30, 2001 and September 29, 2000, respectively. The three months ended September 30, 2001 and 2000 comprised 13 weeks of activity. The six months ended September 30, 2001 and 2000 comprised 26 weeks of activity.

Recent Accounting Pronouncements

As of April 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. We generally do not use any derivative instruments for trading purposes and did not utilize any such instruments during the six months ended September 30, 2001. We do, however, utilize some natural hedging to mitigate our foreign currency exposures and we hedge certain residual exposures through the use of one-month forward contracts. Due to the short period of time between entering into forward contracts and month end, the fair value of the derivatives at each month end is insignificant and accordingly, the impact of adopting SFAS No. 133 did not have a material impact on our financial position or results of operations. Other than these forward contracts, we did not utilize any derivative instruments during the six months ended September 30, 2001.

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of fiscal 2003. As a result of the discontinuance of the amortization of goodwill and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in our results of operations of approximately $200 million during fiscal 2003. During fiscal 2003, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of April 1, 2003. We have not yet determined what effect these tests will have on our earnings and financial position. Goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement will not have a material impact on our financial position or results of operations.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 2. Balance Sheet Information

	September 30,	March 31,
(In thousands)	2001	2001

	(unaudited)
Cash, cash equivalents and short-term investments:
Cash	$94,830	$97,685
Cash equivalents	70,999	130,238
Short-term investments	305,565	329,104

	$471,394	$557,027

Trade accounts receivable:
Receivables	$149,791	$125,000
Less: allowance for doubtful accounts	(8,362)	(8,339)

	$141,429	$116,661

Equipment and leasehold improvements:
Computer hardware and software	$222,734	$189,497
Office furniture and equipment	45,441	43,752
Leasehold improvements	32,770	30,313

	300,945	263,562
Less: accumulated depreciation and amortization	(182,158)	(170,343)

	$118,787	$93,219

Acquired product rights:
Acquired product rights	$135,352	$136,029
Less: accumulated amortization	(47,797)	(31,742)

	$87,555	$104,287

Goodwill:
Goodwill	$818,651	$808,947
Less: accumulated amortization	(193,793)	(95,397)

	$624,858	$713,550

Accumulated other comprehensive loss:
Unrealized gain on available-for-sale investments	$3,059	$614
Cumulative translation adjustment	(41,468)	(49,486)

	$(38,409)	$(48,872)

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 3. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands; unaudited)	2001	2000	2001	2000

Net income (loss)	$(11,812)	$39,113	$(33,030)	$77,510
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of a tax provision (benefit) of $1,445, ($50), $1,151 and ($2,819)	3,070	(108)	2,445	(5,992)
Change in cumulative translation adjustment	8,952	(12,194)	8,018	(14,256)

Total other comprehensive income (loss)	12,022	(12,302)	10,463	(20,248)

Comprehensive income (loss)	$210	$26,811	$(22,567)	$57,262

Note 4. Net Income (Loss) Per Share

The components of net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2001	2000	2001	2000

Basic Net Income (Loss) Per Share
Net income (loss)	$(11,812)	$39,113	$(33,030)	$77,510

Weighted average number of common shares outstanding during the period	72,900	61,011	73,100	60,754

Basic net income (loss) per share	$(0.16)	$0.64	$(0.45)	$1.28

Diluted Net Income (Loss) Per Share
Net income (loss)	$(11,812)	$39,113	$(33,030)	$77,510

Weighted average number of common shares outstanding during the period	72,900	61,011	73,100	60,754
Shares issuable from assumed exercise of options	—	2,937	—	3,340

Total shares for purpose of calculating diluted net income (loss) per share	72,900	63,948	73,100	64,094

Diluted net income (loss) per share	$(0.16)	$0.61	$(0.45)	$1.21

For the three months and six months ended September 30, 2001, approximately 7,421,000 and 6,986,000 shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net loss reported in the period. For the three months and six months ended September 30, 2000, shares issuable from assumed exercise of options exclude approximately 3,674,000 and 2,280,000 options, respectively, as their effect on diluted net income per share would have been anti-dilutive.

Note 5. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million, not to exceed 15 million shares, of Symantec common stock with no expiration date. During the September 2001 quarter, we repurchased 4.8 million shares at prices ranging from $35.56 to $49.00

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

per share for an aggregate amount of approximately $204.4 million. During the March 2001 quarter, we repurchased 5.0 million shares at prices ranging from $46.07 to $51.16 per share for an aggregate amount of approximately $244.4 million. No shares were repurchased during the June 2001 quarter and the six months ended September 30, 2000.

Note 6. Acquisitions and Divestitures

Acquisition of Lindner & Pelc

On August 30, 2001, we purchased 100% of the outstanding shares of Lindner & Pelc Consult GmbH for approximately $2.2 million. The transaction was accounted for as a purchase and we recorded approximately $2.1 million in goodwill. As we acquired Lindner & Pelc subsequent to June 30, 2001, the related goodwill will not be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 142. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through September 2004. The maximum aggregate amount of such contingency payments is approximately $2.0 million. As we pay additional amounts over the contingency period, we will record additional goodwill equal to these payments.

Acquisition of Foster-Melliar’s Enterprise Security Management Division

On July 11, 2001, we entered into an asset purchase agreement to acquire the enterprise security management division of Foster-Melliar, an IT services company located in Johannesburg, South Africa. We paid approximately $1.5 million for these assets. The transaction was accounted for as a purchase and we recorded approximately $1.5 million of goodwill. As we acquired Foster-Melliar’s enterprise security management division subsequent to June 30, 2001, the related goodwill will not be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 142. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through fiscal year 2004. The maximum aggregate amount of such contingency payments is $1.5 million. As we pay additional amounts over the contingency period, we will record additional goodwill equal to these payments.

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

Net tangible assets of AXENT	$130,517
In-process research and development	22,300
Tradename	4,100
Workforce-in-place	10,670
Developed technology	75,500
Deferred income taxes	(19,080)
Deferred compensation	992
Goodwill	699,660

Total purchase price	$924,659

In fiscal 2001, we also accrued approximately $18 million in acquisition related expenses, which included financial advisory, legal and accounting, duplicative site and fixed assets, and severance costs. As of September 30, 2001, approximately $531,000 of this accrual remains, related primarily to severance costs. During the June 2001 quarter, we resolved certain pre-acquisition contingencies, and as a result, we increased the final purchase price and goodwill by $4.5 million, of which $1.2 million remains as an accrual as of September 30, 2001.

During the September 2001 quarter, we divested the web access management products that we acquired with our acquisition of AXENT. As a result, we wrote off approximately $804,000 of workforce-in-place related to these products. See “Divestiture of the Web Access Management Products” below.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Since all the pre-acquisition contingencies have not yet been finalized, the allocation of purchase price and its components may continue to change through the end of the December 2001 quarter.

The amount allocated to tradename, workforce-in-place, developed technology and goodwill will be amortized over their useful life of four years. Commencing in fiscal 2003, however, the remaining balance of workforce-in-place and goodwill will no longer be amortized. Instead they will be subject to annual impairment tests in accordance with SFAS No. 142. The deferred compensation related to the options assumed as part of the acquisition will be amortized over the remaining vesting period.

Acquisition of 20/20 Software

On March 31, 2000, we purchased 100% of the outstanding common stock of 20/20 Software for up to $16.5 million. The terms of the agreement required two guaranteed payments totaling approximately $7.5 million. We originally recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $0.9 million in related income tax liabilities, which accounted for the $7.5 million guaranteed purchase price. In addition, the agreement required contingent payments that were based on targeted future sales of certain of our products from July 1, 2000 to June 30, 2001, with a cumulative maximum contingency amount of $9.0 million. We recorded contingent amounts of approximately $0.5 million, $4.2 million and $1.6 million during the September 2000, March 2001 and June 2001 quarters, respectively, resulting in an increase in the purchase price and the amount allocated to goodwill. The goodwill and acquired product rights will be amortized over a five-year period. Commencing in fiscal 2003, however, the remaining balance of goodwill will no longer be amortized. Instead they will be subject to annual impairment tests in accordance with SFAS No. 142.

Divestiture of the Web Access Management Products

On August 24, 2001, we entered into a sale and purchase agreement to sell assets and liabilities and transfer employees related to our web access management product line to PassGo Technologies Ltd. (“PassGo”) for approximately $1.1 million. The assets and liabilities primarily consisted of fixed assets and certain revenue deferrals related to the web access management products. We wrote off and transferred approximately $2.3 million of net fixed assets and $804,000 of work-force-in place. In addition, we accrued approximately $311,000 in transaction costs. These expenses were offset by the write-offs of $2.9 million in revenue deferrals due to the fact that no future obligations exist. As a result, we recorded a pre-tax gain of approximately $392,000 on the divestiture, which was recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

We also entered into an exclusive license and option agreement with PassGo whereby they will license our web access management technology products. In consideration for the license, PassGo is required to pay us quarterly royalties on their net revenue starting at 30% and declining to 10% over a four year period. As a result, we will continue to amortize the developed technology related to the web access management products. PassGo also has an option to purchase the technology at a price starting at $18.8 million and declining to $3.3 million over a 4 year period. These payments, if any, will be recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

Note 7. Restructuring and Other Expenses

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to various restructurings as we continued the integration of AXENT into our operations. As a result, our workforce was reduced by 58 employees. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter.

Details of the fiscal 2002 restructuring and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	09/30/01

Employee severance and outplacement	Cash	$1,686	$(1,686)	$—	$—
Excess facilities	Cash	360	(2)	—	358

Total restructuring and other expenses		$2,046	$(1,688)	$—	$358

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

During the March 2001 quarter, we reorganized various operating functions, thereby reducing our workforce by 50 employees, and recorded approximately $1.1 million for the costs of severance, related benefits and outplacement services. In addition, we provided approximately $1.2 million for costs of severance and related benefits for six members of our senior management due to a realignment of certain responsibilities. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter.

As a result of various restructuring and other activities that took place prior to fiscal 2001, we had recorded charges for employee severance and outplacement expenses and excess facilities and equipment costs. As of September 30, 2001, approximately $0.3 million and $0.1 million remains unpaid for excess facilities costs for restructuring and other expenses recorded in fiscal year 2000 and 1999, respectively.

Note 8. Litigation and Contingencies

On August 15, 2001, a customer filed a lawsuit in Michigan state court, purportedly on behalf of a class of customers who had experienced a particular error message when using the Symantec LiveUpdate feature. The complaint alleges violations of the Michigan Consumer Protection Act and breach of implied warranty. The lawsuit seeks damages, injunctive relief, costs and attorneys fees. We believe this claim has no merit and we intend to defend the action vigorously.

On December 23, 1999, Altiris Inc. filed a lawsuit in the United States District Court, District of Utah, against us, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and Altiris has indicated it will appeal the ruling. We believe Altiris’s claim has no merit and we intend to defend the action vigorously.

On May 12, 1999, a venture capital entity and a former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleges violations of the Massachusetts Uniform Securities Act, negligent misrepresentations and unfair trade practices. We inherited this case upon our acquisition of AXENT. The case was settled and dismissed during the September 2001 quarter on confidential terms not material to us.

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $4.7 million for damages, including prejudgment interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. We have appealed the decision; however, we recorded a charge of approximately $5.8 million in the June 1998 quarter, representing the unaccrued portion of the damages plus costs. As of September 30, 2001, we believe that we have adequately accrued for both the damages and costs.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation, against Quarterdeck. The complaint alleges that Quarterdeck’s partitioning software, included in Partition-It and Partition-It Extra Strength, violates a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. We believe this claim has no merit and we intend to defend the action vigorously.

On September 15, 1997, Hilgraeve Corporation filed a lawsuit in the United States District Court, Eastern District of Michigan, against us, alleging that certain of our anti-virus products, including the anti-virus component of pcAnywhere, infringe a patent owned by Hilgraeve. The lawsuit requests damages, injunctive relief, costs and attorney fees. In March 2000, the court granted our summary judgment motions and dismissed the case. In September 2001, the Court of Appeals for the Federal Circuit reversed the summary judgment and ordered the case returned to the District Court. We have requested a rehearing and rehearing en banc to review that decision. We believe this lawsuit has no merit and we intend to defend the action vigorously.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Over the past few years, it has become common for software companies, including us, to receive claims of patent infringement. At any given time, we are evaluating claims of patent infringement asserted by several parties with respect to certain of our products. The outcome of any related litigation or negotiation that might arise from such claims could have a material adverse impact on our future results of operations or cash flows.

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

Note 9. Segment Information

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
(In thousands; unaudited)	Security	Administration	Products	Services	Other	Company

Three Months Ended September 30, 2001
Revenue from external customers	$110,735	$53,487	$74,932	$3,031	$187	$242,372
Operating income (loss)	26,841	35,757	19,564	(4,977)	(83,936)	(6,751)
Depreciation & amortization expense	2,301	513	1,410	189	58,656	63,069
Three Months Ended September 30, 2000
Revenue from external customers	54,370	58,726	78,260	4	936	192,296
Operating income (loss)	7,151	39,931	30,191	(632)	(30,218)	46,423
Depreciation & amortization expense	2,390	890	1,996	38	8,446	13,760
Six Months Ended September 30, 2001
Revenue from external customers	210,378	112,963	141,071	5,341	655	470,408
Operating income (loss)	40,837	75,000	34,617	(10,092)	(168,339)	(27,977)
Depreciation & amortization expense	5,837	1,362	3,284	447	118,142	129,072
Six Months Ended September 30, 2000
Revenue from external customers	109,168	119,293	153,463	8	1,722	383,654
Operating income (loss)	18,854	81,551	55,805	(1,190)	(63,276)	91,744
Depreciation & amortization expense	4,530	1,795	3,959	71	18,976	29,331

Geographical Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands; unaudited)	2001	2000	2001	2000

Net revenues from external customers:
United States	$136,921	$100,605	$258,037	$202,026
Other foreign countries	105,451	91,691	212,371	181,628

	$242,372	$192,296	$470,408	$383,654

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 10. Subsequent Events

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were approximately $585 million. The notes are convertible into shares of Symantec’s common stock at a conversion price of $68.28 per share. We may redeem the notes on or after November 4, 2004. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, potential acquisitions, stock repurchases and investments in our infrastructure.

Under the terms of our lease agreements for two existing office buildings in Cupertino, California and for land and the construction of two office buildings in Newport News, Virginia and Springfield, Oregon, we are obligated to comply with certain financial covenants. As a result of the issuance of the convertible subordinated notes, we would expect to be out of compliance with certain of the financial covenants under these lease agreements as currently written on the last day of the December 2001 quarter. We have, however, requested amendments to these lease agreements such that we would be in compliance and we expect such amendments to be in effect prior to the last day of the December 2001 quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Symantec, a world leader in Internet security technology, provides a broad range of virus protection, firewall, virtual private network, vulnerability management, intrusion detection, remote management technologies and security services to enterprises and consumers around the world. Founded in 1982, we have offices in 37 countries worldwide.

RESULTS OF OPERATIONS

The following table sets forth each item from our condensed consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three Months			Six Months
	Ended		Percent	Ended		Percent
	September 30,		Change	September 30,		Change
			in Dollar			in Dollar
	2001	2000	Amounts	2001	2000	Amounts

(Unaudited)
Net revenues	100%	100%	26%	100%	100%	23%
Cost of revenues	18	14	65	18	14	58

Gross margin	82	86	20	82	86	17
Operating expenses:
Research and development	17	15	39	17	14	46
Sales and marketing	43	39	38	44	40	37
General and administrative	5	5	14	5	5	16
Amortization of goodwill	20	3	850	21	3	848
Amortization of other intangibles from acquisitions	—	—	*	—	—	*
Restructuring and other expenses	—	—	—	1	—	*

Total operating expenses	85	62	72	88	62	74

Operating income (loss)	(3)	24	(115)	(6)	24	(130)
Interest income	3	4	(7)	3	4	2
Income, net of expense, from sale of technologies and product lines	2	3	(12)	2	3	(21)
Other (expense) income, net	—	—	*	—	—	*

Income (loss) before income taxes	2	31	(92)	(1)	31	(104)
Provision for income taxes	7	11	(19)	6	10	(31)

Net income (loss)	(5)%	20%	(130)	(7)%	20%	(143)

*     Percentage change is not meaningful

Net Revenues

Net revenues increased 26% to $242.4 million in the September 2001 quarter from $192.3 million in the September 2000 quarter. Revenue growth in the September 2001 quarter compared to the September 2000 quarter was largely due to increased sales to our Enterprise Security customers, partially offset by a decline in our Enterprise Administration segment and Consumer Product segment revenues. The revenue increase in the Enterprise Security segment was due to strong growth in our virus protection solutions. Of the $50.1 million increase in net revenues, $31.5 million was attributable to sales related to AXENT solutions.

Net revenues increased 23% to $470.4 million in the six month period ended September 30, 2001 from $383.7 million in the comparable period ended September 30, 2000. The increase in net revenue was due primarily to growth in the Enterprise Security segment. Of the $86.7 million increase in net revenues, $56.3 million was attributable to sales related to AXENT solutions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

International

Net revenues from sales outside of the United States were $105.5 million and $91.7 million in the September 2001 and 2000 quarters, respectively. As a percentage of net revenues, sales outside of the United States represented 44% and 48% in the September 2001 and 2000 quarter, respectively. Net revenues from sales outside of the United States were $212.4 million and $181.6 million for the six months ended September 30, 2001 and 2000, respectively. As a percentage of net revenues, sales outside of the United States represented 45% and 47% for the six months ended September 30, 2001 and 2000, respectively. The increase in absolute dollars for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000 was primarily the result of sales growth in Europe and Asia.

International currencies during the September 2001 quarter did not have a material impact on our international revenue growth as compared to average international currency rates during the September 2000 quarter. Weaknesses in international currencies during the six months ended September 30, 2001 negatively impacted our international revenue growth by approximately $8 million as compared to the impact of average international currency rates during the six months ended September 30, 2000.

Segments

The Enterprise Security segment provides organizations with Internet security technology, services and response capabilities to deal with their specific needs. The Enterprise Security segment comprised approximately 46% and 28% of net revenues in the September 2001 and 2000 quarters, respectively. For the six months ended September 30, 2001 and 2000, the Enterprise Security segment comprised approximately 45% and 28%, respectively. The segment’s net revenues, for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000, increased primarily due to strong growth in our virus protection solutions and firewall, intrusion detection and vulnerability management solutions resulting from the AXENT acquisition.

The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their IT departments. The Enterprise Administration segment comprised approximately 22% and 31% of net revenues in the September 2001 and 2000 quarters, respectively. For the six months ended September 30, 2001 and 2000, the Enterprise Administration segment comprised approximately 24% and 31%, respectively. The segment’s net revenues for the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000 decreased due to a decline in sales of our pcAnywhere product, partially offset by growth in our Ghost Corporate Addition product. The decline in our pcAnywhere product was the result of a decrease in small business and home office sales, which was partially offset by an increase in corporate sales.

The Consumer Products segment provides security and problem-solving products to individual consumers, home offices and small businesses. The Consumer Products segment comprised approximately 31% and 41% of net revenues in the September 2001 and 2000 quarters, respectively. The decrease in net revenues was primarily related to weak consumer and small business spending, which contributed to the decline in sales of our Winfax and Norton System Works products. This decrease, however, was partially offset by an increase of 35% from our virus protection products. For the six months ended September 30, 2001 and 2000, the Consumer Products segment comprised approximately 30% and 40% of net revenues, respectively. The decrease in net revenues was also primarily related to weak consumer and small business spending, which contributed to the decline in sales of our Winfax, Norton System Works, and Macintosh products.

The Services segment provides information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable E-business success. Net revenues from this segment increased substantially in the three and six months ended September 30, 2001 compared to the three and six months ended September 30, 2000 and represented approximately 1% of net revenues. The Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% of net revenues in the three and six months ended September 30, 2001 and 2000.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of consulting services, technical support costs and amortization and write-off of acquired product rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Gross margin decreased to 82% of net revenues in the three and six months ended September 30, 2001 from 86% in the three and six months ended September 30, 2000. Factors contributing to the decrease in our gross margin include increased amortization of acquired product rights primarily from our acquisition of AXENT and technical support costs as a result of an increase in related enterprise sales. In addition, consulting service costs included in costs of revenue increased along with the increase in related consulting service revenues.

Research and Development Expenses

Research and development expenses as a percentage of revenue were 17% for the three and six months ended September 30, 2001. Research and development expenses as a percentage of revenue were 15% and 14% for the three and six months ended September 30, 2000, respectively. Research and development expenses were approximately $40.0 million and $28.7 million in the September 2001 and 2000 quarter, respectively, and $79.5 million and $54.5 million for the six months ended September 30, 2001 and 2000, respectively. The increase was a result of Enterprise Security segment hiring, salary increases and other employee related expenses and AXENT related research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of revenue were 43% and 39% in the September 2001 and 2000 quarter, respectively. For the six months ended September 30, 2001 and 2000, sales and marketing expenses as a percentage of revenue were 44% and 40%, respectively. Sales and marketing expenses were approximately $104.2 million and $75.4 million in the September 2001 and 2000 quarter, respectively, and $208.6 million and $152.4 million for the six months ended September 30, 2001 and 2000, respectively. The increase was a result of Enterprise Security segment hiring, salary and commission increases and AXENT related sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses as a percentage of revenue remained flat at 5% for the three and six months ended September 30, 2001 and 2000. General and administrative expenses were approximately $11.0 million and $9.7 million in the September 2001 and 2000 quarter, respectively. For the six months ended September 30, 2001 and 2000, general and administrative expenses were approximately $22.8 million and $19.7 million, respectively. The increase was a result of additional headcount, salary increases and expenses associated with internal software implementation projects.

Amortization of Goodwill and Other Intangibles From Acquisitions

Amortization of goodwill and other intangibles from acquisitions increased approximately $44.5 million to $50.0 million in the September 2001 quarter from $5.5 million in the September 2000 quarter. Amortization of goodwill and other intangibles from acquisitions increased approximately $89.1 million to $99.5 million for the six months ended September 30, 2001 from $10.4 million for the six months ended September 30, 2000. The increase was due to the amortization of goodwill and other intangibles primarily from our acquisition of AXENT in December 2000.

Restructuring and Other Expenses

We recorded no restructuring and other expenses during the September 2001 quarter or the three and six months ended September 30, 2000.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to various restructurings as we continued the integration of AXENT into our operations. As a result, our workforce was reduced by 58 employees. See Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest and Other Income (Expense)

Interest income was relatively flat at approximately $7.4 million and $8.0 million in the September 2001 and 2000 quarters, respectively, and $15.0 million and $14.7 million for the six months ended September 30, 2001 and 2000.

Other expense was approximately $727,000 and $292,000 in the September 2001 and 2000 quarters, respectively. Other income (expense) was approximately ($993,000) and $27,000 for the six months ended September 30, 2001 and 2000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Income, Net of Expense, From Sale of Technologies and Product Lines

Income, net of expense, from sale of technologies and product lines was approximately $4.6 million and $5.3 million in the September 2001 and 2000 quarters respectively. In the September 2001 quarter, the $4.6 million consisted of $4.25 million of royalty payments from Interact, a subsidiary of the Sage Group, plc, and a pre-tax gain of $392,000 from the divestiture of our web access management products. In the September 2000 quarter, the $5.3 million related to royalties and other transition fees received as a result of our sale of the Visual Café and ACT! product lines. Income, net of expense, from sale of technologies and product lines was approximately $8.9 million and $11.2 million for the six months ended September 30, 2001 and 2000, respectively. For the six months ended September 30, 2001, the $8.9 million consisted of $8.5 million of royalty payments from Interact and a pre-tax gain of $392,000 from the divestiture of our web access management products. For the six months ended September 30, 2000, the $11.2 million consisted of royalties and other transition fees received as a result of the sale of our Visual Café and ACT! product lines.

Income Tax Provision

Our effective tax rate on income before one-time charges (restructuring and other expenses) and goodwill amortization expense was 32% for the three and six months ended September 30, 2001 and 2000. Our effective tax rate was lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

The tax provision of $27.9 million for the six months ended September 30, 2001 consisted of a $29.8 million (or 32% effective tax rate) provision on $93.3 million of income before goodwill amortization and a $2.0 million tax benefit on the $98.4 million charge for goodwill amortization. Similarly, the tax provision of $40.2 million for the six months ended September 30, 2000 consisted of a $41.0 million (or 32% effective tax rate) provision on $128.1 million of income before goodwill amortization and an $800,000 tax benefit on the $10.4 million charge for goodwill amortization. The tax benefit on the charges for goodwill amortization is lower than the U.S. federal and state combined statutory tax rate due to the nondeductability of substantially all of the goodwill amortization.

Selected Pro Forma Financial Data

For comparative purposes, the following table displays, on a pro forma basis, our results of operations as if the acquisition of AXENT had occurred at the beginning of fiscal 2001 and excluding all acquisition related amortization and restructuring charges.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2001	2000	2001	2000

Pro forma net revenues	$242,372	$226,381	$470,408	$451,792

Pro forma net income	$42,297	$47,939	$76,175	$95,672

Pro forma net income per share — diluted	$0.56	$0.61	$1.00	$1.21

Shares used to compute pro forma net income per share — diluted	75,208	78,928	76,431	78,984

The following items represent the difference between the pro forma financial data and the related GAAP financial data in the Condensed Consolidated Statements of Operations. For the three and six months ended September 30, 2000, pro forma net revenues include AXENT net revenues of $34.1 million and $68.1 million, respectively, as if the acquisition had occurred at the beginning of fiscal 2001. For the three and six months ended September 30, 2001, the pro forma net income excludes all acquisition related amortization and restructuring charges of $57.7 million (tax benefit of $3.6 million) and $117.1 million (tax benefit of $7.9 million), respectively. For the three and six months ended September 30, 2000, the pro forma net income includes AXENT net income of $2.1 million and $4.7 million, respectively, and excludes all acquisition related amortization charges of $8.0 million (tax benefit of $1.3 million) and $16.0 million (tax benefit of $2.6 million), respectively. For the three and six months ended September 30, 2001, shares used to compute pro forma net income per share (diluted) include shares issuable from assumed exercise of options. For the three and six months ended September 30, 2000, shares used to compute pro forma net income per share (diluted) include shares issuable from assumed exercise of options and AXENT’s weighted number of common shares outstanding for the respective periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased approximately $85.6 million to $471.4 million at September 30, 2001 from $557.0 million at March 31, 2001. This decrease is largely due to cash used for the stock repurchases and capital expenditures. The cash used for these items was partially offset by cash provided from operations, royalty income from Interact, proceeds received upon surrender of approximately 600,000 shares of Interact, net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan.

In addition to cash and short-term investments, we have approximately $95.9 million of restricted investments as of September 30, 2001 related to collateral requirements under certain lease agreements. We are obligated under these lease agreements, for two existing office buildings in Cupertino, California, and for land and the construction of two office buildings in Newport News, Virginia, and Springfield, Oregon, to maintain a restricted cash balance invested in U.S. Treasury securities with maturities not to exceed two to three years through a certain period of time. In accordance with the lease terms, these funds are not available to meet our operating cash requirements. These leases are classified as operating leases. In addition, we are obligated to comply with certain financial covenants. Future acquisitions or other events may cause us to be in violation of these financial covenants.

Net cash provided by operating activities for the six months ended September 30, 2001 was approximately $116.5 million and was comprised of a net loss of approximately $33 million, net non-cash related expenses of $133.4 million and a net increase of $16.1 million in liabilities, net of an increase in assets.

Net trade accounts receivable increased $24.8 million to $141.4 million at September 30, 2001 from $116.7 million at March 31, 2001. The increase in net trade accounts receivable is primarily due to higher sales in the month of September 2001 compared to September 2000 and an increase in our days sales outstanding primarily due to the increase of enterprise sales.

Net cash used in investing activities for the six months ended September 30, 2001 was approximately $37.7 million and was comprised primarily of approximately $45.2 million of capital expenditures and purchased intangibles and $5.2 million for deal related transactions, offset by $12.7 million in net proceeds of marketable securities and investments.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million, not to exceed 15 million shares, of Symantec common stock with no expiration date. During the September 2001 quarter, we repurchased 4.8 million shares at prices ranging from $35.56 to $49.00 per share, for an aggregate amount of approximately $204.4 million. During the March 2001 quarter, we repurchased 5.0 million shares at prices ranging from $46.07 to $51.16 per share, for an aggregate amount of approximately $244.4 million. No shares were repurchased during the June 2001 quarter and the six months ended September 2000.

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes are convertible into shares of Symantec’s common stock at a conversion price of $68.28 per share. We may redeem the notes on or after November 4, 2004. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, potential acquisitions, stock repurchases and investments in our infrastructure.

Under the terms of our lease agreements for two existing office buildings in Cupertino, California and for land and the construction of two office buildings in Newport News, Virginia and Springfield, Oregon, we are obligated to comply with certain financial covenants. As a result of the issuance of the convertible subordinated notes, we would expect to be out of compliance with certain of the financial covenants under these lease agreements as currently written on the last day of the December 2001 quarter. We have, however, requested amendments to these lease agreements such that we would be in compliance and we expect such amendments to be in effect prior to the last day of the December 2001 quarter.

We believe that existing cash and short-term investments, cash generated from operating results and cash from the convertible note offering will be sufficient to fund operations for the next year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Business Risk Factors

The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

Risks Related to Our Business

We have grown, and may continue to grow, through acquisitions which give rise to a number of risks that could have adverse consequences for our future operating results. We have made six acquisitions since March 1999, with our acquisition of AXENT Technologies, Inc. in December 2000 being the largest. Although we cannot assure you that we will be successful in completing them, we intend to pursue future acquisitions. Integrating acquired businesses has been and we expect that this will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems and assimilate and manage the personnel of the acquired operations. Our past acquisitions have given rise to substantial amounts of goodwill and other intangible assets that have been amortized or written off in subsequent years. Future acquisitions may result in substantial amounts of intangible assets that will be amortized or written off and goodwill that will be subject to annual impairment tests. In addition, a number of our acquisitions have resulted in our incurring substantial restructuring and other expenses and write-offs of acquired in-process research and development costs and this also may occur as a result of future acquisitions. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or realize other anticipated benefits of an acquisition. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges and increase our expenses and working capital requirements.

Continued integration of AXENT may be difficult, which may adversely affect operations. We have been in the process of integrating AXENT into our operations since the date of acquisition. This integration of AXENT with our business, however, has been and will continue to be a complex, time-consuming and expensive process and may disrupt our business if not accomplished in a timely and efficient manner. We must operate as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating our operations, including:

•	potential conflicts between business cultures;

•	perceived adverse changes in business focus;

•	potential conflicts in distribution, marketing or other important relationships;

•	the loss of key employees; and

•	the diversion of management’s attention from other ongoing business concerns.

Further, the market price of our common stock could decline if:

•	the integration of AXENT is unsuccessful;

•	we are unable to successfully market our products and services to AXENT’s customers or AXENT’s products and services to our customers;

•	we do not achieve the perceived benefits of the merger as rapidly as, or to the extent, anticipated by financial or industry analysts, or such analysts do not perceive the same benefits to the merger as both AXENT and we do; or

•	the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

Our increased sales of enterprise-wide site licenses may increase fluctuations in our financial results. Sales of enterprise-wide site licenses through our Enterprise Security segment have been increasing and now represent a major portion of our business. This portion of our business could increase significantly due to our recent acquisition

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

of AXENT. This enterprise market has significantly different characteristics than the consumer market and different skills and resources are needed to penetrate this market. Licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

We expect to make substantial changes to our information systems that could disrupt our business. The information systems that support our accounting, finance, order management and manufacturing systems are based on Oracle 10.7, and many of the business applications used in other aspects of our business have been tightly coupled with Oracle 10.7. Oracle has released a new version, 11i, and has announced that support for Oracle 10.7 will be discontinued after June 2002. In addition, as our business has grown, we have developed needs for an increasingly robust customer relationship management, or CRM, system. During fiscal 2002, we began implementing Oracle 11i and a new CRM system. Oracle 11i implementation will occur in the December 2001 quarter for the United States operations and in early calendar 2002 for the Europe, Middle East and Africa, or EMEA, operations. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems could result in a material adverse effect on our business operations.

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

Downturns in the network security, Internet infrastructure and related markets may decrease our revenues and margins. The market for our products depends on economic conditions affecting the broader network security, Internet infrastructure and related markets. Downturns in these markets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets or reduce or cancel orders for our products. Further, in this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In addition, the terrorist acts of September 11, 2001 have created an uncertain economic environment, and we cannot predict the impact of these events, or of any related military action, on our customers or business.

Our markets are highly competitive and our operating results and financial condition could be adversely affected by this competition. Our markets are intensely competitive. This competition could adversely affect our operating results by reducing our sales or the prices we can charge for our products. In the recent past, many of our competitors have significantly lowered the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems and we may not be able to respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products, to markets or to business models that are more successful than we anticipate.

We face risks associated with our foreign operations. A significant portion of our net revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. As a result, our future operating results could be materially and adversely affected by fluctuations in currency exchange rates and general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent terrorist activity, governments could enact additional regulation or restrictions on the use, import or export of encryption technologies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

Introduction of new operating systems may adversely affect our financial results and stock price. The inclusion of security, remote access or virus protection tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in new or upcoming versions of Windows, such as Windows XP, which directly compete with our products may decrease or delay the demand for certain of our products, including those currently under development and products specifically intended for Windows XP. Our financial results and our stock price declined significantly following the releases of Windows 3.1, Windows 95 and Windows 98. The release of Windows XP in our December 2001 quarter and the release of future editions of Windows could adversely affect our financial results and stock price. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

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

Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. If our quarterly operating results fail to meet the expectations of analysts and investors, the trading price of shares of our common stock and of the notes could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	the timing of announcements and releases of new or enhanced versions of our products and product upgrades

•	the introduction of competitive products by existing or new competitors;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given product;

•	seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

•	the market’s transition between new releases of operating systems.

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

We must effectively adapt to changes in the dynamic technological environment. We are increasingly focused on the Internet security market, which, in turn is dependent on further acceptance and increased use of the Internet. The following critical issues concerning the use of the Internet remain unresolved and may affect the market for our products and the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products:

•	security;

•	reliability;

•	cost;

•	ease of use;

•	accessibility;

•	quality of service; and

•	potential tax or other government regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

We are dependent upon certain distribution channels. A large portion of our sales is made through the retail distribution channel, which is subject to events that cause unpredictability in consumer demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods. Our retail distribution customers also carry our competitors’ products. These retail distributors may have limited capital to invest in inventory. Their decisions to purchase our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control and cannot predict. Our agreements with retail distributors are generally nonexclusive and may be terminated by them or by us without cause. We would be adversely affected if companies in our chain of distributors chose to increase purchases from our competition relative to the amount they purchase from us.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Our products are complex and are operated in a wide variety of computer configurations, which could result in errors or product failures. Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. In the past, we have discovered software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays or lost revenues during the period required to correct these errors. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. In addition, if an actual or perceived breach of network security occurs in one of our end customer’s security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect results of operations.

Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

Increased utilization and costs of our technical support services may adversely affect our financial results. Like many companies in the software industry, technical support costs comprise a significant portion of our operating costs and expenses. Over the short term, we may be unable to respond to fluctuations in customer demand for support services, including periods of high customer usage in which delays may be experienced. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further, customer demand for these services could cause increases in the costs of providing such services and adversely affect our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the six months ended September 30, 2001 as compared to what was previously disclosed in our Form 10-K for the year ended March 31, 2001.

Part II. Other Information

Item 1. Legal Proceedings

Information with respect to this item is incorporated by reference to Note 8 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders

(a) An annual meeting of stockholders of Symantec was held on September 12, 2001.

(b) Matters voted on at the meeting and votes cast on each were as follows:

		Total Vote	Authority
	Total Vote	Withheld	Withheld
	For Each	From Each	From All
	Director	Director	Nominees

1. To elect eight directors to Symantec’s Board of Directors, each to hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal

Tania Amochaev Charles M. Boesenberg Dr. Per-Kristian Halvorsen Robert S. Miller Bill Owens George Reyes Daniel H. Schulman John W. Thompson	65,549,268 65,438,994 65,561,165 65,560,507 65,567,427 65,497,833 65,539,841 65,565,221	354,635 464,909 342,738 343,396 336,476 406,070 364,062 338,681	— — — — — — — —

	For	Against	Abstain

2. To consider and act upon a proposal to amend Symantec’s 1996 Equity Incentive Plan (the “96 Plan”) to make available for issuance thereunder an additional 3,600,000 shares of Symantec Common Stock, which will raise the 96 Plan’s limit on shares that may be issued pursuant to awards granted thereunder from 17,636,102 to 21,236,102.	37,649,356	28,088,888	165,659
	For	Against	Abstain

3. To consider and act upon a proposal to ratify the Board of Director’s selection of Ernst & Young LLP as Symantec’s independent auditors for the 2002 fiscal year	65,256,511	560,040	87,352

Part II. Other Information, continued

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed as part of this Form 10-Q:

10.01	Termination agreement by and between Symantec Corporation and Dana E. Siebert. (Incorporated by reference to Exhibit 10.01 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2001.)

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company on May 1, 2001, reporting that Dana E. Siebert, Executive Vice President, Service Provider Solutions Division, had decided to leave the Company for personal reasons. The organization that reported to Mr. Siebert has become a part of the Company’s enterprise business operations.

A report on Form 8-K was filed by the Company on October 17, 2001, announcing that the Company had issued a press release dated October 17, 2001 with respect to its intention to raise capital through a private offering of convertible subordinated notes.

A report on Form 8-K was filed by the Company on October 19, 2001, announcing that the Company had issued $525 million through a private offering of convertible subordinated notes, including a 30-day option to acquire an additional $75 million of the notes, within the United States to qualified institutional buyers.

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2001	SYMANTEC CORPORATION

By /s/ John W. Thompson John W. Thompson Chairman, President and Chief Executive Officer

By /s/ Gregory Myers Gregory Myers Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

10.01	Termination agreement by and between Symantec Corporation and Dana E. Siebert. (Incorporated by reference to Exhibit 10.01 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2001.)