Form 10-Q
period 2001-12-28
SYMANTEC CORP
filed 2002-02-07
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 28, 2001.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from______________to______________

Commission File Number 0-17781

SYMANTEC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. employer identification no.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (zip code)

Registrant’s telephone number, including area code:     (408) 517-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]    NO [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, including 2,385,948 shares of Delrina exchangeable stock, as of February 1, 2002:

Common Stock, par value $0.01 per share	142,242,206 shares

SYMANTEC CORPORATION

FORM 10-Q
Quarterly Period Ended December 28, 2001

PART I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(In thousands)	2001	2001*

	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,187,418	$557,027
Trade accounts receivable	154,665	116,661
Inventories	11,947	5,855
Deferred income taxes	81,362	76,426
Other	26,445	25,932

Total current assets	1,461,837	781,901
Restricted investments	115,726	74,534
Property, equipment and leasehold improvements, net	151,942	93,219
Deferred income taxes	3,900	3,900
Acquired product rights, net	79,494	104,287
Goodwill, net	570,445	713,550
Other	31,503	20,190

	$2,414,847	$1,791,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,770	$66,109
Accrued compensation and benefits	54,071	46,420
Deferred revenue	303,324	183,256
Other accrued expenses	61,360	43,385
Income taxes payable	66,060	73,547

Total current liabilities	557,585	412,717
Convertible subordinated debentures	600,000	—
Other long-term obligations	2,363	2,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock (authorized: 1,000; issued and outstanding: none)	—	—
Common stock (authorized: 300,000; issued and outstanding: 140,516 and 144,012 shares, respectively)	703	720
Capital in excess of par value	1,126,911	1,179,675
Accumulated other comprehensive loss	(45,803)	(48,872)
Unearned compensation	(496)	(895)
Retained earnings	173,584	245,873

Total stockholders’ equity	1,254,899	1,376,501

	$2,414,847	$1,791,581

*Amounts as of March 31, 2001 were derived from the March 31, 2001 audited financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands, except per share data; unaudited)	2001	2000	2001	2000

Net revenues	$290,247	$219,294	$760,655	$602,948
Cost of revenues	52,565	30,938	138,581	85,383

Gross margin	237,682	188,356	622,074	517,565
Operating expenses:
Research and development	40,714	31,524	120,205	86,004
Sales and marketing	109,742	87,093	318,292	239,489
General and administrative	15,304	11,297	38,118	30,949
Amortization of goodwill	49,413	11,965	147,809	22,342
Amortization of other intangibles from acquisitions	536	320	1,608	880
Acquired in-process research and development	—	22,300	—	22,300
Restructuring and other expenses	9,377	1,282	11,423	1,282

Total operating expenses	225,086	165,781	637,455	403,246

Operating income (loss)	12,596	22,575	(15,381)	114,319
Interest income	7,681	8,797	22,634	23,506
Interest expense	(3,871)	—	(3,871)	—
Income, net of expense, from sale of technologies and product lines	4,387	5,000	13,279	16,198
Other expense, net	(33)	(126)	(1,026)	(99)

Income before income taxes	20,760	36,246	15,635	153,924
Provision for income taxes	20,660	22,372	48,565	62,540

Net income (loss)	$100	$13,874	$(32,930)	$91,384

Net income (loss) per share — basic	$0.00	$0.11	$(0.23)	$0.74

Net income (loss) per share — diluted	$0.00	$0.11	$(0.23)	$0.70

Shares used to compute net income (loss) per share — basic	139,740	126,142	144,046	123,054

Shares used to compute net income (loss) per share — diluted	147,140	130,968	144,046	129,808

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,

(In thousands; unaudited)	2001	2000

Operating Activities:
Net income (loss)	$(32,930)	$91,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	27,313	20,751
Amortization of debt issuance costs	520	—
Amortization and write-off of acquired product rights	22,945	6,925
Amortization of goodwill and other intangibles from acquisitions	149,417	23,222
Write-off of acquired in-process research and development	—	22,300
Write-off of equipment and leasehold improvements	6,971	1,396
Deferred income taxes	—	(5,064)
Gain on divestiture of the web access management products	(392)	—
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(38,092)	(45,213)
Inventories	(6,096)	923
Other current assets	3,095	1,321
Other assets	(975)	(151)
Accounts payable	6,655	5,980
Accrued compensation and benefits	7,636	7,042
Other accrued expenses	13,330	(24,414)
Deferred revenue	122,932	51,423
Income taxes payable	(7,691)	53,188
Income tax benefit from stock options	29,230	2,236

Net cash provided by operating activities	303,868	213,249

Investing Activities:
Capital expenditures	(94,396)	(33,953)
Purchased intangibles	(300)	(1,561)
Cash paid to 20/20 Software	(1,535)	(8,000)
Purchase of Foster-Melliar	(1,499)	—
Purchase of Lindner & Pelc	(2,137)	—
Cash acquired from AXENT acquisition	—	37,414
Purchases of marketable securities	(565,215)	(434,190)
Proceeds from sales of marketable securities	342,023	366,653
Purchases of equity investments	—	(18,000)
Purchases of long-term, restricted investments	(41,192)	—
Proceeds from sales of long-term, restricted investments	—	8,646

Net cash used in investing activities	(364,251)	(82,991)

Financing Activities:
Net proceeds from issuance of convertible subordinated debentures	584,625	—
Net proceeds from sales of common stock and other	83,449	23,613
Repurchases of common stock	(204,420)	—

Net cash provided by financing activities	463,654	23,613

Effect of exchange rate fluctuations on cash and cash equivalents	(2,515)	(2,335)

Increase in cash and cash equivalents	400,756	151,536
Beginning cash and cash equivalents	227,923	104,000

Ending cash and cash equivalents	$628,679	$255,536

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of December 31, 2001 and for the three and nine months ended December 31, 2001 and 2000 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2001, March 31, 2001 and December 31, 2000 reflect amounts as of and for the periods ended December 28, 2001, March 30, 2001 and December 29, 2000, respectively. The three months ended December 31, 2001 and 2000 comprised 13 weeks of activity. The nine months ended December 31, 2001 and 2000 comprised 39 weeks of activity.

All Symantec share and per share amounts in this Form 10-Q have been adjusted to reflect the two-for-one stock split effected as a stock dividend, effective January 31, 2002. See Note 7 below.

Recent Accounting Pronouncements

As of April 1, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and for hedging activities. We do not use any derivative instruments for trading purposes and did not utilize any such instruments during the nine months ended December 31, 2001. We do, however, utilize some natural hedging to mitigate our foreign currency exposures and we hedge certain residual exposures through the use of one-month forward contracts. Due to the short period of time between entering into forward contracts and month end, the fair value of the derivatives at each month end is insignificant and accordingly, the impact of adopting SFAS No. 133 did not have a material impact on our financial position or results of operations. Other than these forward contracts, we did not utilize any derivative instruments during the nine months ended December 31, 2001.

In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of fiscal 2003. As a result of the discontinuance of the amortization of goodwill and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in our results of operations of approximately $200 million during fiscal 2003. During fiscal 2003, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of April 1, 2002. We have not yet determined what effect these tests will have on our earnings and financial position. Goodwill related to acquisitions subsequent to June 30, 2001 will not be amortized.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 2. Balance Sheet Information

	December 31,	March 31,
(In thousands)	2001	2001

	(unaudited)
Cash, cash equivalents and short-term investments:
Cash	$131,119	$97,685
Cash equivalents	497,560	130,238
Short-term investments	558,739	329,104

	$1,187,418	$557,027

Trade accounts receivable:
Receivables	$163,787	$125,000
Less: allowance for doubtful accounts	(9,122)	(8,339)

	$154,665	$116,661

Property, equipment and leasehold improvements:
Computer hardware and software	$248,613	$189,497
Office furniture and equipment	45,769	43,752
Leasehold improvements	30,927	30,313
Land and buildings	18,256	—

	343,565	263,562
Less: accumulated depreciation and amortization	(191,623)	(170,343)

	$151,942	$93,219

Acquired product rights:
Acquired product rights	$135,352	$136,029
Less: accumulated amortization	(55,858)	(31,742)

	$79,494	$104,287

Goodwill:
Goodwill	$813,648	$808,947
Less: accumulated amortization	(243,203)	(95,397)

	$570,445	$713,550

Accumulated other comprehensive loss:
Unrealized gain on available-for-sale investments	$4,307	$614
Cumulative translation adjustment	(50,110)	(49,486)

	$(45,803)	$(48,872)

Note 3. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands; unaudited)	2001	2000	2001	2000

Net income (loss)	$100	$13,874	$(32,930)	$91,384
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of a tax provision (benefit) of $587, ($242), $1,738 and ($3,061)	1,248	(514)	3,693	(6,506)
Change in cumulative translation adjustment	(8,642)	10,505	(624)	(3,751)

Total other comprehensive income (loss)	(7,394)	9,991	3,069	(10,257)

Comprehensive income (loss)	$(7,294)	$23,865	$(29,861)	$81,127

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 4. Net Income (Loss) Per Share

The components of net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands, except per share data; unaudited)	2001	2000	2001	2000

Basic Net Income (Loss) Per Share
Net income (loss)	$100	$13,874	$(32,930)	$91,384

Weighted average number of common shares outstanding during the period	139,740	126,142	144,046	123,054

Basic net income (loss) per share	$0.00	$0.11	$(0.23)	$0.74

Diluted Net Income (Loss) Per Share
Net income (loss)	$100	$13,874	$(32,930)	$91,384

Weighted average number of common shares outstanding during the period	139,740	126,142	144,046	123,054
Shares issuable from assumed exercise of options	7,400	4,826	—	6,754

Total shares for purpose of calculating diluted net income (loss) per share	147,140	130,968	144,046	129,808

Diluted net income (loss) per share	$0.00	$0.11	$(0.23)	$0.70

For the three and nine months ended December 31, 2001, approximately 12,746,000 and 4,248,000 shares, respectively, issuable upon conversion of the 3% convertible subordinated debentures were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

For the three and nine months ended December 31, 2001, approximately 5,740,000 and 13,784,000 shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive. For the three and nine months ended December 31, 2000, approximately 11,384,000 and 7,542,000 shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

Note 5. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million, not to exceed 30 million shares, of Symantec’s common stock with no expiration date. During the September 2001 quarter, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share for an aggregate amount of approximately $204.4 million. During the March 2001 quarter, we repurchased 10.0 million shares at prices ranging from $23.04 to $25.58 per share for an aggregate amount of approximately $244.4 million. No shares were repurchased during the June 2001 and December 2001 quarters and the nine months ended December 31, 2000.

Note 6. Convertible Subordinated Debentures

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were approximately $585 million. The debentures are convertible into shares of Symantec’s common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the debentures on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, commencing May 1, 2002.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 7. Stock Split

On December 14, 2001, our Board of Directors approved a two-for-one stock split of Symantec’s common stock, to be effected as a stock dividend as of January 31, 2002 to stockholders of record on January 17, 2002. Based on the number of shares outstanding on January 17, 2002, the stock split resulted in the issuance of approximately 70,687,000 additional shares of Symantec’s common stock. All Symantec share and per share amounts in this Form 10-Q have been adjusted to give retroactive effect to the stock split.

Note 8. Acquisitions and Divestitures

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

Acquisition of Foster-Melliar’s Enterprise Security Management Division

On July 11, 2001, we entered into an asset purchase agreement to acquire the enterprise security management division of Foster-Melliar, an IT services company located in Johannesburg, South Africa. We paid approximately $1.5 million for these assets and the IT services business. The transaction was accounted for as a purchase and we recorded approximately $1.5 million of goodwill. As we acquired Foster-Melliar’s enterprise security management division subsequent to June 30, 2001, the related goodwill will not be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 142. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through fiscal year 2004. The maximum aggregate amount of such contingency payments is $1.5 million. As we pay additional amounts over the contingency period, we will record additional goodwill equal to these payments.

Acquisition of AXENT

On December 18, 2000, we acquired 100% of the outstanding common stock of AXENT Technologies, Inc. by issuing approximately 29,056,000 shares of our common stock to AXENT shareholders. We also assumed all of the outstanding AXENT employee stock options valued at approximately $87 million. The transaction was accounted for as a purchase. The acquisition was initially recorded in fiscal 2001 for approximately $925 million and allocated as follows (in thousands):

Net tangible assets of AXENT	$130,517
In-process research and development	22,300
Tradename	4,100
Workforce-in-place	10,670
Developed technology	75,500
Deferred income taxes	(19,080)
Deferred compensation	992
Goodwill	699,660

Total purchase price	$924,659

In fiscal 2001, we also accrued approximately $18 million in acquisition related expenses, which included financial advisory, legal and accounting, duplicative site and fixed assets, and severance costs. These acquisition related expenses were paid by the end of the December 2001 quarter.

After filing the pre-acquisition tax returns of AXENT during the December 2001 quarter, we identified additional tax losses and other beneficial tax attributes available from the pre-acquisition periods of AXENT. As a result, we recorded additional deferred tax assets of $5 million attributable to these carryforward tax benefits, with a corresponding offset to goodwill.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

During the September 2001 quarter, we divested the web access management products that we acquired with our acquisition of AXENT. As a result, we wrote off approximately $804,000 of workforce-in-place related to these products. See “Divestiture of the Web Access Management Products” below.

During the June 2001 quarter, we resolved certain pre-acquisition contingencies, and as a result, we increased the purchase price and goodwill by $4.5 million, of which $1.2 million remains as an accrual as of December 31, 2001.

The amount allocated to tradename, workforce-in-place, developed technology and goodwill is being amortized over their useful life of four years. Commencing in fiscal 2003, however, the remaining balance of workforce-in-place and goodwill will no longer be amortized. Instead they will be subject to annual impairment tests in accordance with SFAS No. 142. The deferred compensation related to the options assumed as part of the acquisition is being amortized over the remaining vesting period.

Acquisition of 20/20 Software

On March 31, 2000, we purchased 100% of the outstanding common stock of 20/20 Software for up to $16.5 million. The terms of the agreement required two guaranteed payments totaling approximately $7.5 million. We originally recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $0.9 million in related income tax liabilities, which accounted for the $7.5 million guaranteed purchase price. In addition, the agreement required contingent payments that were based on targeted future sales of certain of our products from July 1, 2000 to June 30, 2001, with a cumulative maximum contingency amount of $9.0 million. We recorded contingent amounts of approximately $523,000, $4.2 million and $1.6 million during the September 2000, March 2001 and June 2001 quarters, respectively, resulting in a cumulative increase in the purchase price of $6.3 million, which was allocated to goodwill. The goodwill and acquired product rights will be amortized over a five-year period. Commencing in fiscal 2003, however, the remaining balance of goodwill will no longer be amortized. Instead it will be subject to annual impairment tests in accordance with SFAS No. 142.

Divestiture of the Web Access Management Products

On August 24, 2001, we entered into a sale and purchase agreement to sell assets and liabilities and transfer employees related to our web access management product line to PassGo Technologies Ltd. (“PassGo”) for approximately $1.1 million. The assets and liabilities sold primarily consisted of fixed assets and certain revenue deferrals related to the web access management products. We wrote off and transferred approximately $2.3 million of net fixed assets and $804,000 of workforce-in place. In addition, we accrued approximately $311,000 in transaction costs. These expenses were offset by $2.9 million in revenue deferrals due to the fact that no future obligations exist. We recorded a pre-tax gain of approximately $392,000 on the divestiture, which was recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

We also entered into an exclusive license and option agreement with PassGo whereby they will license our web access management technology products. In consideration for the license, PassGo is required to pay us quarterly royalties on their net revenue starting at 30% and declining to 10% over a four year period. As a result, we will continue to amortize the developed technology related to the web access management products. PassGo also has an option to purchase the technology at a price starting at $18.8 million and declining to $3.3 million over a four year period. During the December 2001 quarter, we recorded approximately $662,000 for royalty and transition fees, offset by $525,000 for the amortization of developed technology in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

Note 9. Restructuring and Other Expenses

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included $6.7 million in rent and related exit costs remaining on the abandoned facilities in Eugene, Oregon and the write-off of $2.7 million in related abandoned leasehold improvements. As of December 31, 2001, the entire accrual of $6.7 million remained outstanding.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to former AXENT operations. As a result, our workforce was reduced by 58 employees. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Details of the fiscal 2002 restructuring and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	12/31/01

Employee severance and outplacement	Cash	$1,686	$(1,686)	$—	$—
Excess facilities	Cash/ non-cash	9,737	(2,740)	—	6,997

Total restructuring and other expenses		$11,423	$(4,426)	$—	$6,997

During the March 2001 quarter, we reorganized various operating functions, and as a result reduced our workforce by 50 employees, and recorded approximately $1.1 million for the costs of severance, related benefits and outplacement services. In addition, we provided approximately $1.2 million for costs of severance and related benefits for the termination of six members of our senior management team due to a realignment of certain responsibilities. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter.

As a result of various restructuring and other activities that took place prior to fiscal 2001, we had recorded charges for employee severance and outplacement expenses and excess facilities and equipment costs. These costs were paid by the end of the December 2001 quarter.

Note 10. Litigation and Contingencies

On August 15, 2001, a customer filed a lawsuit in Michigan state court, purportedly on behalf of a class of customers who had experienced a particular error message when using the Symantec LiveUpdate feature. The complaint alleged violations of the Michigan Consumer Protection Act and breach of implied warranty. The parties agreed to dismiss the lawsuit with no payment by us, and the court ordered the matter dismissed on January 9, 2002.

On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah alleging that unspecified Symantec products, including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and Altiris has appealed the ruling. We believe Altiris’s claim has no merit and we intend to defend the action vigorously.

On May 12, 1999, a venture capital entity and a former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleged violations of the Massachusetts Uniform Securities Act, negligent misrepresentations and unfair trade practices. We inherited this case upon our acquisition of AXENT. The case was settled and dismissed during the September 2001 quarter on confidential terms not material to us.

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $4.7 million for damages, plus prejudgment interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against the defendant. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. We have appealed the decision; however, we recorded a charge of approximately $5.8 million in the June 1998 quarter, representing the unaccrued portion of the damages through the date of the ruling plus legal costs. As of December 31, 2001, we believe that we have adequately accrued for both the damages and costs.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation, against Quarterdeck. The complaint alleges that Quarterdeck’s partitioning software, included in Partition-It and Partition-It Extra Strength, violated a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff has subsequently added us as a defendant and seeks an injunction against past distribution of Partition-It and Partition-It Extra Strength and monetary damages. We believe this claim has no merit and we intend to defend the action vigorously.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

On September 15, 1997, Hilgraeve Corporation filed a lawsuit in the United States District Court, Eastern District of Michigan, against us, alleging that certain of our anti-virus products infringe a patent owned by Hilgraeve. The lawsuit requests damages, injunctive relief, costs and attorney fees. In March 2000, the court granted our summary judgment motions and dismissed the case. In September 2001, the Court of Appeals for the Federal Circuit reversed the summary judgment and ordered the case returned to the District Court. We have filed a petition for a writ of certiorari with the United States Supreme Court seeking review of that decision. We believe this lawsuit has no merit and we intend to defend the action vigorously.

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

Note 11. Segment Information

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other.

The Enterprise Security segment focuses on providing organizations with Internet security technology, services and response capabilities to deal with their specific security needs. The Enterprise Administration segment focuses on offering products that enable companies to be more effective and efficient within their IT departments. The Consumer Products segment focuses on delivering our security and problem-solving products to individual consumers, home offices and small businesses. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable E-business success. The Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill and charges that are one-time in nature, such as acquired in-process research and development, judgment settlements and restructuring and other expenses which are not charged to the other operating segments.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
(In thousands; unaudited)	Security	Administration	Products	Services	Other	Company

Three Months Ended December 31, 2001
Revenue from external customers	$126,565	$48,808	$111,579	$2,615	$680	$290,247
Operating income (loss)	29,453	31,245	50,045	(5,624)	(92,523)	12,596
Depreciation & amortization expense	5,826	1,133	3,295	415	60,454	71,123
Three Months Ended December 31, 2000
Revenue from external customers	71,105	53,747	93,761	437	244	219,294
Operating income (loss)	15,514	33,886	43,633	(423)	(70,035)	22,575
Depreciation & amortization expense	2,104	740	1,573	40	17,110	21,567
Nine Months Ended December 31, 2001
Revenue from external customers	336,943	161,771	252,650	7,956	1,335	760,655
Operating income (loss)	70,204	113,327	126,163	(9,509)	(315,566)	(15,381)
Depreciation & amortization expense	11,663	2,495	6,579	862	178,596	200,195
Nine Months Ended December 31, 2000
Revenue from external customers	180,273	173,040	247,224	445	1,966	602,948
Operating income (loss)	34,368	115,437	99,438	(1,613)	(133,311)	114,319
Depreciation & amortization expense	6,634	2,535	5,532	111	36,086	50,898

Geographical Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands; unaudited)	2001	2000	2001	2000

Net revenues from external customers:
United States	$154,474	$109,302	$412,510	$311,328
Other countries	135,773	109,992	348,145	291,620

	$290,247	$219,294	$760,655	$602,948

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

Note 12. Subsequent Events

In January 2002, we purchased land and a building in Maidenhead, United Kingdom for approximately $25 million. We expect to consolidate most of our UK facilities into this site during the first half of calendar year 2002.

On January 31, 2002, we issued approximately 70,687,000 additional shares of Symantec’s common stock as a stock dividend. See Note 7.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Symantec, the world leader in Internet security technology, provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, vulnerability management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 38 countries worldwide.

All Symantec share and per share amounts in this Form 10-Q have been adjusted to reflect the two-for-one stock split effected as a stock dividend, effective January 31, 2002.

RESULTS OF OPERATIONS

The following table sets forth each item from our condensed consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three Months			Nine Months
	Ended		Percent	Ended		Percent
	December 31,		Change	December 31,		Change
			in Dollar			in Dollar
(Unaudited)	2001	2000	Amounts	2001	2000	Amounts

Net revenues	100%	100%	32%	100%	100%	26%
Cost of revenues	18	14	70	18	14	62

Gross margin	82	86	26	82	86	20
Operating expenses:
Research and development	14	14	29	16	14	40
Sales and marketing	38	40	26	42	40	33
General and administrative	5	5	35	5	5	23
Amortization of goodwill	17	6	313	19	4	562
Amortization of other intangibles from acquisitions	—	—	*	—	—	*
Acquired in process-research and development	—	10	(100)	—	4	(100)
Restructuring and other expenses	4	1	631	2	—	*

Total operating expenses	78	76	36	84	67	58

Operating income (loss)	4	10	(44)	(2)	19	(113)
Interest income	3	4	(13)	3	4	(4)
Interest expense	(1)	—	*	(1)	—	*
Income, net of expense, from sale of technologies and product lines	1	2	(12)	2	3	(18)
Other expense, net	—	—	*	—	—	*

Income before income taxes	7	16	(43)	2	26	(90)
Provision for income taxes	7	10	(8)	6	11	(22)

Net income (loss)	—%	6%	(99)	(4)%	15%	(136)

* Percentage change is not meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net Revenues

Net revenues increased 32% to $290.2 million in the December 2001 quarter from $219.3 million in the December 2000 quarter. Revenue growth in the December 2001 quarter compared to the December 2000 quarter was largely due to increased sales to our Enterprise Security customers as well as our Consumer Product customers, partially offset by a decline in our Enterprise Administration segment revenues. The revenue increase in the Enterprise Security and Consumer Product segments was due primarily to strong growth in our virus protection solutions.

Net revenues increased 26% to $760.7 million in the nine month period ended December 31, 2001 from $602.9 million in the comparable period ended December 31, 2000. The increase in net revenues was due primarily to growth in the Enterprise Security segment, particularly in our virus protection, firewall, intrusion detection and vulnerability management product solutions.

International

Net revenues from sales outside of the United States were $135.8 million and $110.0 million in the December 2001 and 2000 quarters, respectively. As a percentage of net revenues, sales outside of the United States represented 47% and 50% in the December 2001 and 2000 quarters, respectively. Net revenues from sales outside of the United States were $348.1 million and $291.6 million for the nine months ended December 31, 2001 and 2000, respectively. As a percentage of net revenues, sales outside of the United States represented 46% and 48% for the nine months ended December 31, 2001 and 2000, respectively. The increase in absolute dollars for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000 was primarily the result of sales growth in Europe and Asia.

International currency rates during the December 2001 quarter did not have a material impact on our international revenue growth as compared to average international currency rates during the December 2000 quarter. However, weaknesses in international currencies during the first six months of fiscal 2002 negatively impacted our international revenue growth by approximately $7 million for the nine months ended December 31, 2001 as compared to the impact of average international currency rates during the nine months ended December 31, 2000.

Segments

The Enterprise Security segment provides organizations with Internet security technology, services and response capabilities to deal with their specific security needs. The Enterprise Security segment comprised approximately 44% and 32% of net revenues in the December 2001 and 2000 quarters, respectively. For the nine months ended December 31, 2001 and 2000, the Enterprise Security segment comprised approximately 44% and 30% of net revenues, respectively. The segment’s net revenues, for the three and nine months ended December 31, 2001 increased during these periods primarily due to strong growth in our firewall, intrusion detection and vulnerability management product solutions, which was attributable to our acquisition of AXENT in December 2000, and virus protection product solutions.

The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their IT departments. The Enterprise Administration segment comprised approximately 17% and 25% of net revenues in the December 2001 and 2000 quarters, respectively. For the nine months ended December 31, 2001 and 2000, the Enterprise Administration segment comprised approximately 21% and 29% of net revenues, respectively. The segment’s net revenues for the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000 decreased due to a decline in sales of our pcAnywhere product, partially offset by growth in our Ghost Corporate Edition product. The decline in our pcAnywhere product was, and may continue to be, the result of a decrease in small business and home office sales, which was partially offset by an increase in corporate sales.

The Consumer Products segment provides security and problem-solving products to individual consumers, home offices and small businesses. The Consumer Product segment comprised approximately 38% and 43% of net revenues in the December 2001 and 2000 quarters, respectively. Net revenues from the Consumer Products segment were $111.6 million and $93.8 million in the December 2001 and 2000 quarters, respectively. The increase in net revenues was primarily related to stronger than expected consumer and small business spending, which contributed to the increase in sales of our Norton AntiVirus, Norton System Works and Norton Internet Security products. This segment’s net revenues have been seasonally higher in our December quarters over the last four years and we are unclear whether the increased demand in the December 2001 quarter will be sustainable in the future. For the nine months ended December 31, 2001 and 2000, the Consumer Products segment comprised approximately 33% and 41% of net revenues, respectively. Net revenues for the segment were $252.7 million and $247.2 million for the nine months ended December 31, 2001 and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2000, respectively. The increase in net revenues was primarily related to the increase in sales of our Norton AntiVirus products. The increased sales were partially offset by a decline in sales of our Winfax, and Macintosh products.

The Services segment provides information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable E-business success. Net revenues from this segment increased in the three and nine months ended December 31, 2001 compared to the three and nine months ended December 31, 2000 and represented approximately 1% of net revenues in the fiscal 2002 periods. The Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% of net revenues in the three and nine months ended December 31, 2001 and 2000.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of consulting services, technical support costs and amortization and write-off of acquired product rights.

Gross margin decreased to 82% of net revenues in the three and nine months ended December 31, 2001 from 86% in the three and nine months ended December 31, 2000. Factors contributing to the decrease in our gross margin include increased amortization of acquired product rights primarily from our acquisition of AXENT and technical support costs as a result of an increase in related enterprise sales. In addition, consulting service costs included in costs of revenue increased along with the related increase in consulting service revenues.

Research and Development Expenses

Research and development expenses as a percentage of net revenues were 14% for the three months ended December 31, 2001 and 2000. Research and development expenses as a percentage of net revenues were 16% and 14% for the nine months ended December 31, 2001 and 2000, respectively. Research and development expenses were approximately $40.7 million and $31.5 million in the December 2001 and 2000 quarters, respectively, and $120.2 million and $86.0 million for the nine months ended December 31, 2001 and 2000, respectively. The increase was primarily a result of salary increases and other employee related expenses and AXENT related research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of net revenues were 38% and 40% in the December 2001 and 2000 quarters, respectively. The decrease in sales and marketing expenses as a percentage of net revenues was attributed to the disproportionate growth in net revenues of 32% compared to growth in sales and marketing expenses of 26% during the December 2001 quarter. For the nine months ended December 31, 2001 and 2000, sales and marketing expenses as a percentage of net revenues were 42% and 40%, respectively. Sales and marketing expenses were approximately $109.7 million and $87.1 million in the December 2001 and 2000 quarters, respectively, and $318.3 million and $239.5 million for the nine months ended December 31, 2001 and 2000, respectively. The increase was primarily a result of Enterprise Security segment hiring, salary and commission increases and AXENT related sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses as a percentage of revenue remained flat at 5% for the three and nine months ended December 31, 2001 and 2000. General and administrative expenses were approximately $15.3 million and $11.3 million in the December 2001 and 2000 quarters, respectively. For the nine months ended December 31, 2001 and 2000, general and administrative expenses were approximately $38.1 million and $30.9 million, respectively. The increase in these expenses was primarily a result of additional headcount, salary increases and expenses associated with internal software implementation projects.

Amortization of Goodwill and Other Intangibles From Acquisitions

Amortization of goodwill and other intangibles from acquisitions increased approximately $37.6 million to $49.9 million in the December 2001 quarter from $12.3 million in the December 2000 quarter. Amortization of goodwill and other intangibles from acquisitions increased approximately $126.2 million to $149.4 million for the nine months ended December 31, 2001 from $23.2 million for the nine months ended December 31, 2000. The increase

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

was due to the amortization of goodwill and other intangibles primarily from our acquisition of AXENT in December 2000.

Acquired In-Process Research and Development

We recorded no acquired in-process research and development charges during the three and nine months ended December 31, 2001.

During the December 2000 quarter, we wrote off approximately $22.3 million of acquired in-process research and development associated with our acquisition of AXENT in December 2000. This write-off was necessary because the acquired technologies had not yet reached technological feasibility and there were no alternative uses.

Restructuring and Other Expenses

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included $6.7 million in rent and related exit costs remaining on the abandoned facilities in Eugene, Oregon and the write-off of $2.7 million in related abandoned leasehold improvements.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to former AXENT operations. As a result, our workforce was reduced by 58 employees.

During the December 2000 quarter, we recorded approximately $1.3 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain equipment as a reduction in our Toronto workforce and departure of four members of our senior management.

See Note 9 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest and Other Income (Expense)

Interest income was relatively flat at approximately $7.7 million and $8.8 million in the December 2001 and 2000 quarters, respectively, and $22.6 million and $23.5 million for the nine months ended December 31, 2001 and 2000, respectively.

Interest expense of $3.9 million for the three and nine months ended December 31, 2001 was related to the 3% convertible subordinated debentures issued in October 2001. We recorded no interest expense during the nine months ended December 31, 2000.

Other expense, net was insignificant during the periods reported.

Income, Net of Expense, From Sale of Technologies and Product Lines

Income, net of expense, from sale of technologies and product lines was approximately $4.4 million and $5.0 million in the December 2001 and 2000 quarters, respectively. In the December 2001 quarter, the $4.4 million consisted of $4.25 million of royalty payments received from Interact, a subsidiary of the Sage Group, plc, and $662,000 of royalty and transition fees from PassGo, offset by $525,000 for the amortization of developed technology. In the December 2000 quarter, the $5.0 million consisted entirely of royalty payments received from Interact.

Income, net of expense, from sale of technologies and product lines was approximately $13.3 million and $16.2 million for the nine months ended December 31, 2001 and 2000, respectively. For the nine months ended December 31, 2001, the $13.3 million consisted of $12.8 million of royalty payments received from Interact, a pre-tax gain of $392,000 from the divestiture of our web access management products, and $662,000 of royalty and transition fees from PassGo, offset by $525,000 for the amortization of developed technology. For the nine months ended December 31, 2000, the $16.2 million consisted primarily of royalties and other transition fees received as a result of the sale of our Visual Café and ACT! product lines.

Income Tax Provision

Our effective tax rate on income before restructuring and other expenses, amortization of goodwill and charges for acquired in-process research and development, was 32% for the three and nine months ended December 31, 2001 and 2000. This effective tax rate was lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The tax provision of $48.6 million for the nine months ended December 31, 2001 consisted of a $56.0 million (or 32% effective tax rate) provision on $174.9 million of income before restructuring and other expenses and amortization of goodwill and a $7.4 million tax benefit on $159.2 million of restructuring and other expenses and amortization of goodwill. The tax benefit was lower than the U.S. federal and state combined statutory tax rate due to the nondeductibility of substantially all of the goodwill amortization.

Similarly, the tax provision of $62.5 million for the nine months ended December 31, 2000 consisted of a $64.0 million (or 32% effective tax rate) provision on $199.8 million of income before restructuring and other expenses, amortization of goodwill and charges for acquired in-process research and development and a $1.5 million tax benefit on $45.9 million of restructuring and other expenses, amortization of goodwill and charges for acquired in-process research and development. The tax benefit was lower than the U.S. federal and state combined statutory tax rate due to the nondeductibility of charges for acquired in-process research and development and substantially all of the goodwill amortization.

Selected Pro Forma Financial Data

For comparative purposes, the following table displays, on a pro forma basis, our results of operations as if the acquisition of AXENT had occurred at the beginning of fiscal 2001 and excluding all acquisition related amortization and one-time charges. These measures are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from pro forma measures used by other companies.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands, except per share data; unaudited)	2001	2000	2001	2000

Pro forma net revenues	$290,247	$241,752	$760,655	$693,544

Pro forma net income	$59,442	$40,383	$135,617	$136,055

Pro forma net income per share — diluted	$0.39	$0.26	$0.89	$0.86

Shares used to compute pro forma net income per share — diluted	159,886	156,650	155,240	157,528

The following items represent the difference between the pro forma financial data and the related GAAP financial data in the Condensed Consolidated Statements of Operations.

For the three and nine months ended December 31, 2000, pro forma net revenues include AXENT net revenues of $22.5 million and $90.6 million, respectively, as if the acquisition had occurred at the beginning of fiscal 2001.

For the three and nine months ended December 31, 2001, the pro forma net income excludes all acquisition related amortization and one-time charges of $66.7 million (tax benefit of $7.3 million) and $183.8 million (tax benefit of $15.3 million), respectively. For the three and nine months ended December 31, 2000, the pro forma net income includes AXENT’s net loss of $11.0 million and $6.2 million, and excludes all acquisition related amortization and one-time charges of $39.3 million (tax benefit of $1.8 million) and $55.3 million (tax benefit of $4.4 million), respectively.

For the three months ended December 31, 2001, shares used to compute pro forma net income per share (diluted) include approximately 12,746,000 shares issuable upon conversion of the 3% convertible subordinated debentures issued in October 2001. For the nine months ended December 31, 2001, shares used to compute pro forma net income per share (diluted) include approximately 4,248,000 shares issuable upon conversion of the 3% convertible subordinated debentures and approximately 6,946,000 shares issuable from assumed exercise of options. Correspondingly, the numerator used to compute pro forma net income (diluted) for the three and nine months ended December 31, 2001 excludes the interest expense of $2.6 million from the 3% convertible subordinated debentures, net of income tax. For the three and nine months ended December 31, 2000, shares used to compute pro forma net income per share (diluted) include approximately 25,682,000 and 27,720,000 shares, respectively, which represents the number of Symantec shares that would have been exchanged for AXENT’s weighted number of common shares outstanding for the respective periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased approximately $630.4 million to $1,187.4 million at December 31, 2001 from $557.0 million at March 31, 2001. This increase is largely due to the net proceeds from the issuance of convertible subordinated debentures and, to a lesser extent, from cash provided from operations, proceeds of approximately $7.5 million received upon surrender of approximately 600,000 shares of Interact, and net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. The increase was partially offset by cash used for stock repurchases and capital expenditures.

Net cash provided by operating activities for the nine months ended December 31, 2001 was approximately $303.9 million and was comprised of net non-cash related expenses of $206.8 million and a net increase of $130.0 million in liabilities, net of an increase in assets, offset by a net loss of approximately $32.9 million.

Net trade accounts receivable increased $38.0 million to $154.7 million at December 31, 2001 from $116.7 million at March 31, 2001. The increase in net trade accounts receivable is primarily due to a higher percentage of enterprise sales as compared to consumer sales.

Net cash used in investing activities for the nine months ended December 31, 2001 was approximately $364.3 million and was comprised primarily of approximately $264.4 million in net purchases of marketable securities and investments, $94.7 million of capital expenditures and purchased intangibles and $5.2 million for acquisition related transactions.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million, not to exceed 30 million shares, of Symantec’s common stock with no expiration date. During the September 2001 quarter, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. During the March 2001 quarter, we repurchased 10.0 million shares at prices ranging from $23.04 to $25.58 per share, for an aggregate amount of approximately $244.4 million. No shares were repurchased during the June 2001 and December 2001 quarters and the nine months ended December 31, 2000.

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were $585 million. The debentures are convertible into shares of Symantec’s common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, commencing May 1, 2002. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, potential acquisitions, stock repurchases and investments in our infrastructure.

In January 2002, we purchased land and a building in Maidenhead, United Kingdom for approximately $25 million. We expect to consolidate most of our UK facilities into this site during the first half of calendar year 2002.

We believe that existing cash and short-term investments, cash generated from operating results and cash from the convertible note offering will be sufficient to fund operations for at least the next year.

Synthetic Leases

We currently have two real estate leasing arrangements that we have classified as operating leases.

One of the lease arrangements is for two existing office buildings in Cupertino, California. Lease payments for these facilities are based on the three-month LIBOR in effect at the beginning of each fiscal quarter plus a specified margin. We have the right to acquire the related properties at any time during the seven-year lease period ending February 1, 2006. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we will owe the lessor an amount up to the guaranteed residual amount of approximately $66 million, representing approximately 84% of the lessor’s purchase price of the property. We will also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

On March 30, 2001, we entered into a master lease agreement for land and the construction of two office buildings, one approximately 100,000 square feet in Newport News, Virginia, effective June 6, 2001, and another approximately 175,000 to 200,000 square feet in Springfield, Oregon, effective April 6, 2001. Our lease payments will vary based on one-, three- or six-month LIBOR plus a specified margin. We have the right to acquire the related properties at any time during the six and one-half year lease period ending September 28, 2007. We moved into the Oregon facility immediately after the end of the December 2001 quarter. The Virginia facility is scheduled to be completed during the first half of calendar 2002. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we will owe the lessor an amount up to the guaranteed residual amount representing approximately 85% of the lessor’s ultimate purchase price of the properties, up to a maximum amount of $55 million as of December 31, 2001. We will also be obligated to the lessor for all or some portion of this amount if the price paid by the third party is below the guaranteed residual amount.

As security for each of these arrangements, we are required to maintain a cash collateral, which was $116 million at December 31, 2001. We are required to invest the cash collateral in U.S. Treasury securities or certificates of deposit with specified lenders and maturities not to exceed two to three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. As of December 31, 2001, the investments related to the California lease totaled approximately $77 million and the investments related to the Oregon and Virginia leases totaled approximately $39 million. These amounts are classified as non-current restricted investments within the financial statements.

In addition, we are obligated to maintain certain financial covenants including a minimum cash balance, tangible net worth and quarterly earnings before income tax, depreciation and amortization, or EBITDA, and a maximum debt and senior debt to EBITDA ratio. Future acquisitions, financing activities or operating losses may cause us to be in violation of these financial covenants. In the event of default, we may be required to release the cash collateral and take possession of the buildings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Business Risk Factors

The foregoing discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth in this section and elsewhere in this report. We identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

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

Continued integration of AXENT may be difficult, which may adversely affect operations. We have been in the process of integrating AXENT into our operations since the date of acquisition. We may encounter substantial difficulties, costs and delays involved in integrating our operations, including perceived adverse changes in business focus and potential conflicts in distribution, marketing or other important relationships. Further, the market price of our common stock could decline if the integration of AXENT is unsuccessful or we are unable to successfully market our products and services to AXENT’s customers or AXENT’s products and services to our customers.

Our increased sales of enterprise-wide site licenses may increase fluctuations in our financial results. Sales of enterprise-wide site licenses through our Enterprise Security segment have been increasing and now represent a major portion of our business. This enterprise market has significantly different characteristics than the consumer market and different skills and resources are needed to penetrate this market. Enterprise licensing arrangements tend to involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

Demand for our consumer products may have been affected by factors that will not recur in future periods. Although there is no assurance this trend will continue, our sales to individual consumers, home offices and small businesses over the last four years have been seasonal, with higher sales generally in our December quarters. In addition, consumer demand has likely been affected by many market forces beyond our control including the release of new technology in the form of new operating systems or new hardware, a heightened awareness to security threats, or many other events that could affect consumer and small business demand. Therefore, our results of operations may continue to vary significantly from quarter to quarter and a decrease in consumer demand could have a material adverse impact on our results of operations.

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

We expect to make substantial changes to our information systems that could disrupt our business. The information systems that support our accounting, finance, order management and manufacturing systems are based on Oracle 10.7, and many of the business applications used in other aspects of our business have been tightly coupled with Oracle 10.7. Oracle has released a new version, 11i, and has announced that support for Oracle 10.7 will be discontinued after June 2002. In addition, as our business has grown, we have developed needs for an increasingly robust customer relationship management, or CRM, system. During fiscal 2002, we began implementing Oracle 11i and a new CRM system. Oracle 11i implementation occurred in the December 2001 quarter for the United States operations and is expected to occur during the first half of calendar 2002 for the Europe, Middle East and Africa, or EMEA, operations. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems could result in a material adverse effect on our business operations.

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

Our markets are highly competitive and our operating results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are intensely competitive. If we are unable to anticipate or react to this competition, our operating results could be adversely affected by reducing our sales or the prices we can charge for our products. In the recent past, many of our competitors have significantly lowered the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems and we may not be able to respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products, to markets or to business models that are more successful than we anticipate.

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

Introduction of new operating systems may adversely affect our financial results and stock price. The inclusion of security, remote access or virus protection tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in new or upcoming versions of Windows, which directly compete with our products, may decrease or delay the demand for certain of our products, including those currently under development. The release of future editions of Windows could adversely affect our financial results and stock price. Additionally, as hardware vendors incorporate additional server-based network

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

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

Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. If our quarterly operating results fail to meet the expectations of analysts and investors, the trading price of shares of our common stock and of the debentures could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	the timing of announcements and releases of new or enhanced versions of our products and product upgrades

•	the introduction of competitive products;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given product;

•	seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

•	the market’s transition between new releases of operating systems.

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

The results of our research and development efforts are uncertain. We will need to incur significant research and development expenditures in future periods as we strive to remain competitive. The length of our product development cycle has generally been greater than we originally expected and we are likely to experience delays in future product development. In addition, a portion of our development efforts have not been technologically successful and certain products have not achieved market acceptance. As a result, the products we are currently developing or may develop

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

in the future may not be technologically successful, achieve market acceptance or compete effectively with products of our competitors.

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

We must attract and retain personnel in a competitive marketplace. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. To

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which require ongoing stockholder approval. Such approval may not be forthcoming and, as a result, we may be impaired in our efforts to attract necessary personnel.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the nine months ended December 31, 2001 as compared to what was previously disclosed in our Form 10-K for the year ended March 31, 2001.

Part II. Other Information

Item 1. Legal Proceedings

Information with respect to this item is incorporated by reference to Note 10 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

Under the terms of a purchase agreement dated October 18, 2001, we sold $600 million principal amount of 3% convertible subordinated debentures due November 1, 2006 to Credit Suisse First Boston Corporation, which principal amount included debentures purchased pursuant to an option that we granted to the initial purchaser. The issuance and sale of the debentures and the subsequent offering of the debentures by the initial purchaser were exempt from the registration provisions of the Securities Act of 1933 by Section 4(2) of such act. The debentures were sold for cash. The aggregate offering price was $600 million and the aggregate discount to the initial purchaser was $15 million. The debentures are convertible at any time before maturity into our common stock at a conversion price of $34.14 per share, subject to adjustments. We may redeem the debentures on or after November 5, 2004.

Item 5. Other Information

On January 2, 2002, we announced that John Schwarz had been appointed as our president and chief operating officer. Mr. Schwarz has previously served as president and chief operating officer of Reciprocal, a security software company, and as general manager of IBM’s Industry Solutions unit, an organization focused on building business applications and related services for IBM’s large industry customers.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits. The following exhibits are filed as part of this Form 10-Q:

4.01	Form of Note for Registrant’s 3% Convertible Subordinated Notes due November 1, 2006. (Incorporated by reference to Exhibit 4.08 filed with the Registrant’s Registration Statement on Form S-3 (No. 333-77072) filed January 22, 2002.)
4.02	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2006. (Incorporated by reference to Exhibit 4.09 filed with the Registrant’s Registration Statement on Form S-3 (No. 333-77072) filed January 22, 2002.)
4.03	Registration Rights Agreement between the Registrant and Credit Suisse First Boston Corporation dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2006. (Incorporated by reference to Exhibit 4.10 filed with the Registrant’s Registration Statement on Form S-3 (No. 333-77072) filed January 22, 2002.)
10.01	Termination agreement by and between Symantec Corporation and Dana E. Siebert. (Incorporated by reference to Exhibit 10.01 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2001.)
10.02	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.
10.03	FY2002 Executive Annual Incentive Compensation Plan between Symantec Corporation and John Schwarz.
10.04	Second Amendment to Participation Agreement, dated as of December 28, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, the Holders and Lenders (as defined in the Participation Agreement), and The Bank of Nova Scotia.
10.05	Third Amendment to Amended and Restated Participant Agreement, dated as of December 28, 2001, by and among Symantec Corporation, SMBC Leasing and Finance, Inc., other Institutions Identified Herein, The Bank of Nova Scotia, and Sumitomo Mitsui Banking Corporation.

Part II. Other Information, continued

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company on May 1, 2001, reporting that Dana E. Siebert, Executive Vice President, Service Provider Solutions Division, had decided to leave the Company for personal reasons. The organization that reported to Mr. Siebert has become a part of the Company’s enterprise business operations.

A report on Form 8-K was filed by the Company on October 18, 2001, announcing that the Company had issued a press release dated October 17, 2001 with respect to its intention to raise capital through a private offering of convertible subordinated debentures.

A report on Form 8-K was filed by the Company on October 22, 2001, announcing that the Company had issued $525 million through a private offering of convertible subordinated debentures, including a 30-day option to acquire an additional $75 million of the debentures, within the United States to qualified institutional buyers.

Items 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 7, 2002	SYMANTEC CORPORATION

	By	/s/ John W. Thompson

John W. Thompson Chairman of the Board and Chief Executive Officer

By	/s/ Gregory Myers

Gregory Myers Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

4.01	Form of Note for Registrant’s 3% Convertible Subordinated Notes due November 1, 2006. (Incorporated by reference to Exhibit 4.08 filed with the Registrant’s Registration Statement on Form S-3 (No. 333-77072) filed January 22, 2002.)
4.02	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2006. (Incorporated by reference to Exhibit 4.09 filed with the Registrant’s Registration Statement on Form S-3 (No. 333-77072) filed January 22, 2002.)
4.03	Registration Rights Agreement between the Registrant and Credit Suisse First Boston Corporation dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2006. (Incorporated by reference to Exhibit 4.10 filed with the Registrant’s Registration Statement on Form S-3 (No. 333-77072) filed January 22, 2002.)
10.01	Termination agreement by and between Symantec Corporation and Dana E. Siebert. (Incorporated by reference to Exhibit 10.01 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2001.)
10.02	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.
10.03	FY2002 Executive Annual Incentive Compensation Plan between Symantec Corporation and John Schwarz.
10.04	Second Amendment to Participation Agreement, dated as of December 28, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, the Holders and Lenders (as defined in the Participation Agreement), and The Bank of Nova Scotia.
10.05	Third Amendment to Amended and Restated Participant Agreement, dated as of December 28, 2001, by and among Symantec Corporation, SMBC Leasing and Finance, Inc., other Institutions Identified Herein, The Bank of Nova Scotia, and Sumitomo Mitsui Banking Corporation.