Form 10-K
period 2002-03-29
SYMANTEC CORP
filed 2002-06-14
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on June 7, 2002 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:     $4,572,558,473

      Number of shares outstanding of each of the registrant’s classes of common stock, including 2,382,084 shares of Delrina exchangeable stock, as of June 7, 2002:     114,153,798

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held September 12, 2002, are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SIGNATURES
EXHIBIT 10.03
EXHIBIT 10.08
EXHIBIT 10.23
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 21.01
EXHIBIT 21.02
EXHIBIT 23.01

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 29, 2002

      “Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.

      All Symantec share and per share amounts in this Form 10-K have been adjusted to reflect the two-for-one stock split effected as a stock dividend, which became effective January 31, 2002.

PART I

Item 1.     Business

Forward-Looking Statements

      The following discussion contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others things, those risk factors set forth under Management’s Discussion and Analysis of Financial Information and Results of Operations — Business Risk Factors and elsewhere in this Form 10-K. We identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or similar terms that refer to the future. We cannot guarantee future results, levels of activity, performance or achievements.

Introduction

      Symantec provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, vulnerability management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 38 countries worldwide.

Business Overview

      We currently view our business in five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other. For financial information related to our operating segments, see Note 17 of Notes to Consolidated Financial Statements of this Form 10-K.

     Enterprise Security

      Our Enterprise Security segment focuses on providing Internet security technology, global response and services necessary for organizations to manage their information security needs. Our comprehensive solutions offer products to protect gateways, servers, and clients (desktop PCs, laptops, mobile devices and PDAs) with virus protection and filtering, intrusion detection, vulnerability management, firewall security and virtual private networking, or VPN. In addition, we have expanded our technology offerings to include an integrated solution at the gateway level combining several of our individual technology solutions. At the gateway level, our products run on Windows NT ®, Solaris®, and Linux® platforms. Our products at the server level operate on Windows NT, UNIX, Linux and other key server platforms. At the client level, our products run on the Windows® platform.

     Integrated Solution

      SymantecTM Gateway Security combines firewall, antivirus, Internet content filtering, intrusion detection, and VPN technologies into one appliance. This integrated solution provides a second level of protection against multi-faceted security threats that antivirus and firewall protection alone cannot provide. It is a flexible solution for small and medium-sized offices for securing the gateway between the Internet and corporate networks or between network segments.

Virus Protection and Filtering

      Our virus protection and filtering technologies are core elements of Internet security that combine multi-tier protection against viruses with the management of Internet communications for sensitive content or misuse of data. Users of our virus protection and filtering products are able to take action to protect their enterprise from risks associated with using Internet resources. This includes scanning or monitoring data that enters, leaves or travels inside the organization, as well as detecting and eliminating malicious code that may be introduced into a company’s network. Our virus protection and e-mail and Internet content filtering technologies protect gateways, servers and clients at multiple entry points from known and unknown threats. Protection from virus attacks is the most well-known and largest market component of the enterprise security area.

      Symantec AntiVirusTM offers the flexibility of a bundled, multi-tiered antivirus solution to protect the enterprise’s network, including Internet gateways, desktops, file and print servers, mail servers and firewalls. Symantec AntiVirus also enables corporations to keep their virus definitions up to date via LiveUpdate.

      Symantec CarrierScanTM Server provides advanced, high-performance virus scanning and repair services for the NetApp® filer and NetCache® devices from Network Appliance. Symantec CarrierScan server employs Symantec antivirus technologies to detect viruses, worms, and Trojan horses in all major file types, including mobile code and compressed file formats. Virus definitions and engines are updated automatically with no interruption in virus scanning. Symantec CarrierScan accommodates growing scan volumes and additional servers, and provides automatic load balancing across multiple servers.

Firewalls/ VPN

      We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks and at client devices.

      SymantecTM Enterprise Firewall, a gateway software firewall product, protects enterprise assets and business transactions. As a comprehensive full inspection firewall, Symantec Enterprise Firewall enables fast, but controlled connectivity, providing protection against unwanted intrusion while enabling the flow of approved traffic for offices with 25 to 25,000 nodes. Through its optional VPN, it can also provide high-speed and cost effective remote connectivity between mobile workers and the office.

      SymantecTM Desktop Firewall enables administrators to quickly roll out an effective solution that works intelligently in the background, monitoring both inbound and outbound communications. Since Symantec Desktop Firewall is optimized for always-on broadband connections such as DSL and cable modems, it is a highly effective solution for securing remote communications.

      SymantecTM Enterprise VPN is a full inspection VPN gateway, enabling high speed, cost-effective and secure connectivity between offices and with partners and mobile users. With its integrated, full inspection ProxySecured VPN technology and integrated client-side personal firewall, companies can securely extend networks beyond their physical perimeter.

      SymantecTM Firewall/ VPN Appliance is an integrated security and networking device that provides Internet connectivity and secure VPN connections between locations. Symantec Firewall/ VPN Appliance provides high-speed access, reliable connectivity, substantial bandwidth and remote management and monitoring ideal for remote locations and small offices with up to 40 users.

      Symantec VelociRaptorTM firewall appliance is an integrated hardware and software firewall and VPN appliance that employs our full-inspection technology to provide fast and secure Internet connectivity. Symantec VelociRaptor delivers enterprise-class network security for offices with 30 to 5,000 users.

Intrusion Detection

      Organizations must protect information from unwanted users and hackers and control access to information to maintain business integrity. At the gateway and server level, our intrusion detection products monitor systems for patterns of misuse and abuse and can warn organizations before systems are misused or information is stolen.

      Symantec Intruder AlertTM is a host-based, real-time intrusion detection system that detects security breaches and automatically responds according to pre-established security policies. By alerting administrators of potential problems, it enables enterprises to develop precautionary security policies that prevent hackers or authorized users with malicious intent from misusing systems, applications, and data.

      Symantec NetProwlerTM complements existing security countermeasures and fortifies a company’s e-business initiatives by offering dynamic network intrusion detection that transparently examines network traffic. It is designed to instantly identify, log, and terminate unauthorized use, misuse and abuse of computer systems by internal saboteurs and external hackers.

Vulnerability Management

      At the gateway and server level, our vulnerability management products find system vulnerabilities and help to ensure security policy compliance to proactively reduce business risk. The initial step to reduce corporate risk is to effectively measure compliance to a business security policy and detect vulnerabilities where critical information resides. It is important to understand the effectiveness of a security policy in order to properly define, manage and enforce business policies and assess possible threats.

      Symantec Enterprise Security ManagerTM gives enterprises the ability to automate the discovery of security vulnerabilities and deviations of the security policy in mission critical e-business applications and servers across the enterprise from a single location. Symantec Enterprise Security Manager provides intelligent tools that allow administrators to create a pre-defined security baseline for every system on the network and measure performance against that baseline.

      Symantec NetReconTM provides network vulnerability assessment with progressive scanning technology. Its root-cause analysis engine illustrates the exact sequence of steps taken to uncover vulnerabilities. Symantec NetRecon displays vulnerability data as it scans, then provides the appropriate reports so administrators do not have to search through volumes of data.

Enterprise Administration

      Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Remote management solutions help professionals remain productive while away from the office, while also providing companies access to information, applications and data from any location.

      Symantec pcAnywhereTM offers secure, reliable, fast and flexible point-to-point remote computing via a multitude of communications media including Internet, serial, LAN, ISDN, DSL, cable modems and infrared. Symantec pcAnywhere enables a remote PC user to control and transfer data to and from a host PC. In addition, the remote PC, laptop or PC terminal controls the operation of the often-distant host PC and allows users at the host machine to view the operations being conducted from the remote site.

      Symantec GhostTM Corporate Edition is a tool for PC deployment, recovery, cloning and migration. It reduces information technology costs by streamlining the configuration of networked workstations. Administrators can deploy or restore an operating system image or application onto a PC in minutes and migrate user settings and profiles to customize the PC.

Consumer Products

      Our Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The segment’s charter is to ensure that consumers and their information are secure and protected in a connected world. Most of the products that we are currently marketing or developing feature LiveUpdateTM. This feature enables users to subscribe to easily downloadable content updates including virus definitions, firewall rules, URL databases and uninstall scripts. Our consumer products run primarily on Windows and Macintosh® operating systems. Symantec AntiVirus also runs on Palm OS®.

      Norton AntiVirusTM provides antivirus protection with automatic repair of many virus infections without interrupting work. It scans and cleans both incoming and outgoing mail and defends against new script-based viruses even between virus definition updates. For those customers that subscribe to them, the latest virus definitions are downloaded automatically through LiveUpdate, created by Symantec Security Response, when the PC is connected to the Internet. Symantec Security Response provides 24 hours a day, 7 days a week research and analysis capability to ensure that customers have the highest level of protection available.

      Norton Internet SecurityTM is a fully integrated suite that is designed to provide total Internet protection for the home computer. The suite includes Norton AntiVirus, NortonTM Personal Firewall and NortonTM Privacy Control. Norton AntiVirus repairs many virus infections automatically, without interrupting work. Norton Personal Firewall prevents hackers from accessing the computer’s files or using the computer in other Internet-based attacks. Norton Privacy Control helps keep email addresses, credit-card numbers and other personal information private. NortonTM Parental Control helps keep children safe on the Internet through website blocking and individual access privileges.

      Norton SystemWorksTM is a fully integrated suite of problem-solving utilities that protects PC users from virus threats, optimizes performance, cleans out Internet clutter, and provides quick and easy system recovery. Included in this suite are the latest complete versions of our products: Norton AntiVirus, Norton UtilitiesTM and Norton CleanSweepTM.

Services

      SymantecTM Security Services provides information security solutions that incorporate best-of-breed technology, security expertise and global resources to help enable e-business success. Through its comprehensive offerings, Symantec Security Services offers industry best practices, solutions for security management and response, and knowledge transfer to develop internal security skills.

      Consulting Services enables organizations to implement best-practices security measures across the enterprise through comprehensive security assessments and holistic planning and design. Consulting Services develops strategies for managing and reducing risks to help organizations protect business-critical information assets.

      Managed Security Services provides comprehensive outsourced security management, monitoring and response services that help organizations solve security problems cost effectively. Managed Security Services allows organizations to leverage the knowledge of Internet security experts in order to protect the value of their networked assets and infrastructure. The around-the-clock delivery of managed services is provided remotely from our global Security Operation Centers located in San Antonio, Texas and Epsom, United Kingdom. Among the services offered are the ongoing management of vulnerability, policy compliance, antivirus, intrusion detection and response, and firewall and VPN systems.

      Education Services provides a full range of training, skills development and certifications that enable organizations to optimize the selection, implementation, operation and administration of their security systems. By developing, enhancing and maintaining internal staff knowledge, organizations can maximize the return on their security investments and improve the efficiency of their security solutions.

Other

      Our Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations from our web access management, Visual CaféTM and ACT!TM divested product lines.

Recent Acquisitions and Divestitures

Acquisitions

      Since our initial public offering on June 23, 1989, we have completed acquisitions of 25 businesses.

      Our recent acquisitions were as follows:

•	Lindner & Pelc Consult GmbH in the September 2001 quarter;

•	Foster-Melliar Limited’s enterprise security management division also in the September 2001 quarter;

•	AXENT Technologies, Inc. in the December 2000 quarter;

•	20/20 Software, Inc. in the March 2000 quarter;

•	L-3 Network Security’s operations, also in the March 2000 quarter; and

•	URLabs in the September 1999 quarter.

      We accounted for each of these acquisitions as a purchase and, accordingly, we have included the operating results of these businesses in our consolidated financial statements since their respective dates of acquisition. We have acquired several businesses in the past, including Peter Norton Computing, Inc. on August 31, 1990. We continue to use the Norton brand name for certain consumer products developed and marketed by us.

Divestitures

      We divested our web access management product line on August 24, 2001 and the Visual Café and substantially all of the ACT! product lines on December 31, 1999. We have included the operating results of these product lines prior to disposition in our Other segment. The divestiture of the Visual Café and ACT! product lines enabled us to focus our efforts and resources on our Internet security business. The Visual Café and ACT! product lines comprised a significant part of our business prior to their disposition.

      For further discussion on our recent acquisitions and divestitures, see Note 3 of Notes to Consolidated Financial Statements of this Form 10-K.

Sales and Marketing

      We license our corporate and enterprise products through our distributors, corporate resellers, value-added resellers and system integrator channels, in addition to our direct sales force.

      We sell our consumer products to individuals and small offices/ home offices around the world through a multi-tiered distribution network. Our products are available to customers through channels that include: distributors, retailers, mail order resellers, Internet-based resellers or “e-tailers,” original equipment manufacturers, educational institutions and Internet service providers. We also sell some of our products and product upgrades through direct mail and over the Internet, in conjunction with channel partners.

      We maintain distribution relationships with major independent distributors. Our indirect sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sales to customers. We also work closely with them to execute channel promotions and other marketing activities associated with these promotions.

      Our agreements with distributors are generally nonexclusive and may be terminated by either party without cause. These distributors are not within our control and are not obligated to purchase products from us. They also distribute other vendors’ product lines. For information with respect to distributors that represent more than 10% of our net revenues, see Note 17 of Notes to Consolidated Financial Statements of this Form 10-K.

      Our marketing activities include:

•	advertising in trade, technical and business publications;

•	on-line advertising;

•	radio broadcast advertising (consumer only);

•	public relations;

•	cooperative marketing with distributors, resellers and industry partners;

•	direct mailings and e-mailings to existing end-users;

•	the use of tools such as trialware and Symantec Security Check, a web-based tool for users to assess the security vulnerabilities on their computers (consumer only);

•	participation in focused trade and computer shows; and

•	primary market research to understand evolving customer need and buying behaviors (consumer only).

      For our consumer products, we typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to end-users. The distributor or reseller earns a volume incentive rebate based upon the volume of their purchases and their sale of products to end-users. From time to time, we also make rebates available to individual users of various products acquired through major retailers. We regularly offer upgrade rebates to existing customers purchasing a new version of a product. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue when revenue is originally recorded.

      Product returns occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories, subject to various contractual limitations. Our return policy allows distributors, subject to these contractual limitations, to return purchased products in exchange for new products or for credit towards future purchases. End users may return our products through dealers and distributors for a full refund within a reasonably short period from the date of purchase. We estimate and record reserves for such product returns. For further discussion, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies” and the Summary of Significant Accounting Policies in the Consolidated Financial Statements of this Form 10-K.

International Sales

      Revenues outside of the United States represented approximately 47%, 48% and 45% of our net revenues during fiscal 2002, 2001 and 2000, respectively.

      The majority of our net revenues from Europe are derived from sales by affiliates of our major United States distributors. Additionally, we sell our products through authorized distributors, which may be restricted to specified territories. For most of our consumer products, we translate the documentation, software and packaging into the local language and prepare marketing programs for each local market.

      We have marketing offices in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, United Arab Emirates and the United Kingdom. These local offices facilitate our marketing and distribution in international markets. Our international operations are subject to various risks common to international operations, including:

•	government regulations;

•	import restrictions;

•	currency fluctuations;

•	repatriation restrictions; and

•	in some jurisdictions, reduced protection for our copyrights and trademarks.

SymantecTM Security Response

      Symantec Security Response is a team of dedicated intrusion experts, security engineers, virus hunters and global technical support teams that work in tandem to provide extensive coverage for enterprise businesses and consumers. Symantec Security Response provides customers with comprehensive, global, 24x7 Internet security expertise to guard against today’s blended Internet threats, threats that are multi-faceted in their operating methods and effects.

      Symantec Security Response addresses blended threats by providing a thorough analysis of Internet security threats, evaluating how threats work together, then offering recommendations on protection. This allows us to respond to complex security threats in a more holistic, preventive manner. A Symantec Security Response analysis can show how multiple threats work together, how this could impact a customer, and how to protect against these threats.

      Symantec Security Response delivers knowledgeable, proactive security protection through product security policies and best practice guidelines that can be updated and distributed through automated processes. Additionally, Symantec Security Response provides rapid reactive security protection through its incident response program, including emergency antivirus signatures, definitions and policies, as well as outbound communications such as alerting services.

Research Centers

      The research centers of Symantec Security Response are focused on collecting and analyzing the latest malware threats from network security threats and vulnerabilities to viruses and worms. When a new threat or vulnerability is discovered, Symantec Security Response experts provide rapid emergency response, focusing on communication with customers and delivery of security updates for our security products.

      Symantec Security Response researchers represent a cross-section of many of the most highly regarded security experts in the industry. Research centers are located around the world, including North America, Asia, Australia and Europe.

      To ensure that customers are utilizing the most recent technologies available for addressing security issues, Symantec Security Response experts leverage our sophisticated back-end product architecture. This architecture allows users to receive the latest security updates — including virus definitions and intrusion detection signatures — automatically in the event of a new security threat or outbreak. LiveUpdate technology simplifies and speeds the process of receiving and implementing security updates for our security product offerings at the server, gateway and desktop levels.

Communication Methods

      Symantec Security Response not only provides time-sensitive security advisories using web updates, but also provides alerting services, technical support and media alerts. Symantec Security Response is committed to educating the general public about key security threats and trends through published white papers and speaking engagements worldwide.

Technical Support

      With more than 300 experts in Internet security and desktop and network management, as well as our complete product solutions, our global technical support team is available around the clock. Our technical support experts provide customers with information on product implementation and usage, as well as countermeasures and identification tools for new threats.

      We maintain centralized support facilities throughout the world to drive rapid response to complex queries. Support is available in multiple languages, including Dutch, English, French, German, Italian, Japanese, Korean, Mandarin, Portuguese and Spanish.

Enterprise Security Support

      Our enterprise security support program offers annual support contracts to all enterprise customers worldwide. Our standard annual support contracts provide 1) hot-line service delivered by telephone, fax, e-mail and over the Internet; 2) immediate patches for severe problems; 3) periodic software updates; 4) access to our technical knowledge base and FAQ facility; and 5) an invitation to the annual user group meeting. Inclusive in these standard annual support contracts are virus definitions and intrusion detection signatures created by Symantec Security Response. Customers may augment their standard annual support contract with services such as 24x7x365 hour telephone and web support, advanced alerting services, additional designated callers (contacts) and additional language support, as well as a Technical Account Manager, assigned to work closely with an organization and act as a focal point for all issues.

     Consumer Product Support

      Our product support program provides free self-help online services to all consumer customers worldwide. In some countries, access to free telephone support is provided for a limited period of 30 to 90 days, depending upon the country. After the initial period, telephone support is provided for a fee throughout North America, as well as portions of Asia Pacific and Europe. For some of our international customers, we continue to transition our product support to be entirely fee based telephone support, along with free self-help online support. For customers that subscribe to them, the latest virus definitions and application bug fixes and/or patches for most of our currently marketed and developed products are downloaded automatically through LiveUpdate, created by Symantec Security Response.

      We revise these fee-based support programs from time to time as customer requirements change and as market trends dictate.

Product Development, Partnerships, Investments and Acquisitions

      We use a multiple product sourcing strategy that includes, as necessary:

•	internal development;

•	licensing from third parties;

•	investment in companies; and

•	acquisitions of technologies, product lines or companies.

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

      We invest in companies with emerging technologies and companies that promote the sale and use of our products. These investments are made in lieu of an acquisition when timing is inappropriate or when the business models and sectors fall out of our strategic requirements. We pursue investments, which we believe will be complementary and which we believe can enhance both financial returns and market growth.

      We use strategic acquisitions as necessary to provide certain technology, people and products for our overall product strategy. We consider both timeliness to market and potential market share growth when evaluating acquisitions of technologies, product lines or companies. We have completed a number of acquisitions of technologies, companies and products, in the past, and have also disposed of technologies and products. We may acquire and/or dispose of other technologies, companies and products in the future. For further discussion on our acquisitions and divestitures, see Note 3 of Notes to Consolidated Financial Statements of this Form 10-K.

Competition

      Our markets are intensely competitive and are subject to rapid changes in technology. They are influenced by the rapid change in Internet security threats and the strategic direction of major computer hardware manufacturers, Internet service providers, application service providers, key application software vendors and operating system providers. Our competitiveness depends on our ability to deliver products that meet our customers’ needs by enhancing our existing solutions and offering reliable, scalable and standardized new solutions on a timely basis. We have limited resources, and as a result, we must deploy our available resources thoughtfully. The principal competitive factors in our Enterprise Security and Administration and Consumer Products segments are quality, employment of the most advanced technology, time to market, price, reputation, breadth of product offerings, customer support, brand recognition, and sales and marketing teams. In our Services segment, the principal competitive factors include technical capability, customer responsiveness, price, ability to attract and retain talented and experienced personnel, and reputation within the industry.

      In the enterprise security and administration market, we compete against several companies who offer competing products to our technology solutions and to our Symantec Ghost and pcAnywhere products and competing services to our response and support. Some of the companies that we compete against are Altiris, BindView, Checkpoint, Cisco, Computer Associates, Internet Security Services, Netopia, NetScreen, Network Associates, Okena, PentaSafe, PowerQuest, Stac Software, SonicWALL, Sophos, Traveling Software, Trend Micro, Watchguard and WebSense. Some of the companies that offer competing products to our Consumer Products offerings include Internet Security Services, McAfee.com, Network Associates, Norman, OnTrack (now owned by Kroll), Panda, Trend Micro and ZoneLabs. With the recent outbreaks of viruses and other Internet-based security threats, several other companies have entered the market and may become significant competitors in the future.

      Our Symantec Security Services competes with companies such as Counterpane, Internet Security Services, Network Associates and Riptech.

      Price competition is intense with most of our products and services. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

      We also face competition from a number of other products that offer levels of functionality different from those offered by our products, or that were designed for a somewhat different group of end-users than those targeted by us. Operating system vendors such as Microsoft have added security features to new versions of their products that provide some of the same functions offered in our products. In addition, several other operating systems are gaining market acceptance, such as Red Hat® Linux, Solaris and Unix-based operating systems, and they may also incorporate some of the advanced utilities or other functionality offered in our products. While we plan to continue to improve our products with a view toward providing enhanced functionality over that provided in current and future operating systems, these efforts may be unsuccessful and any improved products may not be commercially accepted by users. We will also continue to attempt to cooperate with operating system vendors to make our products compatible with those operating systems, while at the same time, differentiating our utility products from features included in those operating systems. Our efforts in this regard may be unsuccessful.

      The demand for some of our products, including those currently under development, may decrease if, among other reasons:

•	Microsoft includes additional product features in future releases of Windows;

•	hardware vendors, including Cisco, incorporate additional server-based network management and security tools into network operating systems; or

•	competitors license certain of their products to Microsoft or original equipment manufacturers for inclusion in their operating systems or products.

      In addition, we compete with other computer software companies for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. We also compete with other software companies to acquire products or companies and to publish software developed by third parties.

      Many of our existing and potential competitors may have greater financial, marketing or technological resources than we do. We believe that competition in the industry will continue to intensify as other major software companies expand their product lines into additional product categories.

Manufacturing

      Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each product that are then duplicated or replicated and packaged into products by our logistics organization. Purchasing of all raw materials is done by Symantec personnel in our Cupertino, California and Dublin, Ireland facilities for products manufactured in those countries. All of our domestic manufacturing and order fulfillment is performed by an outside contractor under the supervision of our domestic logistics organization. These manufacturing steps that are subcontracted to outside organizations include the replication of CD-ROMs, printing of documentation materials and retail boxes, and assembly of the final packages. For most products distributed outside of North and South America, our Dublin, Ireland manufacturing facility performs diskette duplication, assembly of the final packages, and order fulfillment. Our Dublin, Ireland manufacturing facility also subcontracts to outside organizations for the replication of CD-ROMs and printing of documentation materials and retail boxes.

Intellectual Property

      We regard our software as proprietary. We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. For further discussion on our current litigation, see Note 16 of Notes to Consolidated Financial Statements of this Form 10-K. These claims and any litigation may result in invalidation of our proprietary rights. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention.

Employees

      As of March 31, 2002, we employed approximately 3,900 people worldwide, including approximately 2,100 in sales, marketing and related staff activities, 890 in product development, 150 in consulting services, and 760 in management, manufacturing, administration and finance. In connection with the relocation of our Leiden, Netherlands operations to Dublin, Ireland in early fiscal year 2003, a group of employees in the Leiden facility have joined a union to negotiate the proposed terms of the transfer of operations to our Dublin facility, focusing primarily on severance benefits for employees that do not relocate to Dublin. Except for these employees in our Leiden facility, no other employees are represented by a labor union. We believe that relations with our employees are good.

Item 2.     Properties

      Our principal locations are as follows:

		Approximate	Expiration
		Size	of
Location	Purpose	(in square feet)	Lease

North America
Springfield, Oregon	Customer service, technical support and administration	198,000	2007
Cupertino, California
Emerging Business (City Center 1)	Administration and sales	161,000	2006
Corporate Headquarters (City Center 2)	Administration, sales and marketing	138,000	2006
Santa Monica, California	Research and development, sales, marketing and administration	108,000	2007
Newport News, Virginia	Research and development, sales and administration	89,000	2007
Beaverton, Oregon	Research and development, sales, marketing and administration	81,000	2005
Waltham, Massachusetts	Research and development, sales, and technical support	50,000	2004
Toronto, Canada	Administration, sales and technical support	41,000	2005
Rockville, Maryland	Administration, sales and marketing	34,000	2004
American Fork, Utah	Research and development, and sales	30,000	2008
San Antonio, Texas	Research and development, marketing and managed security services	27,000	2007
International
Dublin, Ireland	Administration, manufacturing and localization	108,000	Owned
Maidenhead, UK	Sales and administration	54,000	Owned
Leiden, The Netherlands	Administration, sales, marketing and technical support	36,000	2003
Tokyo, Japan	Administration, sales, marketing and technical support	34,000	2003

      Our principal administrative, sales and marketing facilities are located in Cupertino, California. We lease a number of additional facilities for administrative, marketing, localization and technical support in the United States, China, Ireland, Japan, the Netherlands, New Zealand and Taiwan; for administration, marketing and technical support in Australia, Brazil, India, Malaysia, Singapore and South Korea; and for administration and marketing in Austria, Belgium, Canada, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Israel, Italy, Mexico, Norway, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom.

      We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3.     Legal Proceedings

      Information with respect to this Item may be found in Note 16 of Notes to Consolidated Financial Statements of this Form 10-K, which information is incorporated into this Item 3 by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders during the quarter ended March 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the Nasdaq symbol “SYMC.” The high and low closing sales prices set forth below are as reported on the Nasdaq National Market. All closing sales prices have been adjusted to reflect the two-for-one stock dividend, which became effective January 31, 2002.

	Fiscal 2002				Fiscal 2001

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2002	2001	2001	2001	2001	2000	2000	2000

High	$42.40	$34.88	$25.17	$36.71	$26.34	$22.62	$31.84	$35.75
Low	31.83	17.39	17.33	19.45	16.78	14.90	20.69	26.28

      Delrina exchangeable stock has been traded on the Toronto Stock Exchange under the symbol “DE.TO” since the acquisition of Delrina by Symantec on November 22, 1995. The high and low closing sales prices set forth below are in Canadian dollars as reported on the Toronto Stock Exchange. Delrina exchangeable stock is exchangeable at the option of the stockholders on a one-for-one basis into Symantec common stock until November 2002, at which point the Delrina exchangeable shares will be required to be exchanged for Symantec common stock and, accordingly, the Delrina exchangeable shares will cease to exist.

	Fiscal 2002				Fiscal 2001

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2002	2001	2001	2001	2001	2000	2000	2000

High	$66.50	$55.25	$37.94	$54.25	$40.00	$33.50	$46.50	$52.50
Low	51.00	29.04	25.00	30.00	29.02	21.25	31.50	39.50

      As of March 31, 2002, there were approximately 862 stockholders of record, including approximately 20 holders of record of Delrina exchangeable shares.

      We have not paid cash dividends in the last two fiscal years. We presently intend to retain future earnings, if any, for use in our business, and therefore we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 6.     Selected Financial Data

      The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

      During fiscal 2002, we acquired Lindner & Pelc and Foster-Melliar. During fiscal 2001, we acquired AXENT. During fiscal 2000, we acquired 20/20 Software, L-3 Network Security’s operations and URLabs. Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition.

      On August 24, 2001, we divested our web access management product line. On December 31, 1999, we divested our Visual Café and ACT! product lines. These product lines are included in the results of operations prior to disposition and are included in our Other segment.

Five-Year Summary

	Year Ended March 31,

	2002	2001	2000	1999	1998

	(In thousands, except net income (loss) per share)
Statements of Operations Data:
Net revenues	$1,071,438	$853,554	$745,725	$592,628	$532,940
Amortization of goodwill	196,806	71,336	17,884	6,175	—
Acquired in-process research and development	—	22,300	4,300	27,465	—
Restructuring, site closures and other expenses	20,428	3,664	9,018	5,105	—
Litigation judgment	3,055	—	—	5,825	—
Operating income	8,041	109,600	135,203	27,841	54,924
Net income (loss)	(28,151)	63,936	170,148	50,201	85,089
Net income (loss) per share — basic	$(0.20)	$0.49	$1.47	$0.44	$0.76
Net income (loss) per share — diluted	$(0.20)	$0.47	$1.37	$0.42	$0.71
Shares used to compute net income (loss) per share — basic	143,604	129,474	115,740	113,202	112,194
Shares used to compute net income (loss) per share — diluted	143,604	136,474	124,428	118,578	120,562

	March 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital	$983,721	$369,184	$319,020	$94,036	$175,537
Total assets	2,502,605	1,791,581	846,027	563,476	476,460
Convertible subordinated debentures	600,000	—	—	—	—
Other long-term obligations, less current portion	3,631	2,363	1,553	1,455	5,951
Stockholders’ equity	1,319,876	1,376,501	617,957	345,113	317,507

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      Symantec provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, vulnerability management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 38 countries worldwide.

      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2002, 2001 and 2000 reflect amounts as of and for the periods ended March 29, 2002, March 30, 2001 and March 31, 2000, respectively. The fiscal accounting years ended March 29, 2002, March 30, 2001 and March 31, 2000 each comprised 52 weeks of operations.

Revenue Recognition

      We derive revenue primarily from sales of packaged software products, perpetual software license agreements, product maintenance and professional services, and recognize this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as modified by SOP 98-9, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, when the following conditions have been met:

•	persuasive evidence of an arrangement exists;

•	passage of title occurs;

•	delivery has occurred or services have been rendered;

•	if applicable, customer acceptance has been received;

•	collection of a fixed or determinable license fee is considered reasonably assured; and

•	if appropriate, reasonable estimates of future product returns have been made.

      We sell packaged products through a multi-tiered distribution channel. We defer revenue on all distribution and reseller channel inventory in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers and end-user customers. We estimate and record reserves for end-user product returns and channel and end-user rebates, and we account for these reserves as an offset to revenue.

      We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is deferred and recognized ratably over the period of the agreements.

      Our professional services include consulting, education, and managed security services. We recognize consulting services revenue as services are performed or upon written acceptance from customers, if applicable. We recognize education services revenue as services are performed. We recognize managed security services revenue ratably over the period that such contracted services are provided.

      In arrangements that include software licenses and maintenance and/or professional services, and packaged products with content updates (“multiple elements”), we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. If VSOE does not exist for undelivered items such as maintenance or professional services, then the entire arrangement fee is recognized over the performance period.

Critical Accounting Policies

      In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. See “Summary of Significant Accounting Policies” beginning on page 50 in the consolidated financial statements for more information about these critical accounting policies, as well as descriptions of other significant accounting policies. We have engaged in discussions with our audit committee of the Board of Directors regarding the development, selection and disclosure of our critical accounting policies.

Channel Revenue Deferrals

      We defer revenue relating to products, primarily in our Consumer and Enterprise Administration segments, that we have shipped into our distribution and reseller channels to the extent that such shipments result in there being inventory in excess of certain specified inventory levels for these channels. We defer this revenue as an offset to accounts receivable. We estimate the excess of inventory levels in these channels by analyzing channel inventory level and distribution sell-through trends obtained from our channel partners, as well as various historical trends on a product basis. In addition, we consider other factors in assessing these specified inventory levels, such as product seasonality, current market conditions, economic trends, existing security threats and timing of new product releases. On the same basis, we estimate the associated cost of revenues related to the channel revenue deferral. If we made different judgments or utilized different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.

Reserves for Product Returns

      End-users may return our products, primarily within our Enterprise Administration and Consumer segments, through distributors and resellers or to us directly for a full refund within a reasonably short period from the date of purchase. Our estimated reserves for such end-user product returns are based primarily on historical trends. Product returns by distributors and resellers principally relate to stock balancing and the replacement of obsolete products. Our return policy allows distributors and resellers, subject to certain contractual limitations, to return purchased products in exchange for new products or for credit towards future purchases. Channel revenue deferrals, as discussed above, are designed to take into account any distributor and reseller stock balancing returns. In addition, we fully reserve for obsolete products in the distribution channels. We also consider other factors such as the timing of upgrades and new versions of products, current market conditions, economic trends and changes in technology. If we made different judgments or utilized different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Reserves for Rebates

      We estimate and record reserves for channel and end-user rebates, related primarily to products within our Enterprise Security, Enterprise Administration and Consumer segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserve for rebates. If we made different judgments or utilized different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts to reserve for potential uncollectible trade receivables. We review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. If we made different judgments or utilized different estimates, material differences may result in additional reserves for trade receivables, which would be reflected by charges in general and administrative expenses for any period presented.

Impairment of Long-Lived Assets

      We evaluate long-lived assets, including property, equipment, leasehold improvements, acquired product rights and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than the assets carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. If we made different judgments or utilized different estimates, material differences may result in write-downs of net long-lived assets, which would be reflected by charges to our operating results for any period presented.

      Effective April 1, 2002, impairment of goodwill and other long-lived assets will be assessed according to new accounting guidelines (see Recent Accounting Pronouncements below).

Restructuring and Site Closures

      During fiscal 2002, we incurred expenses related to consolidating, moving and relocating various groups or sites. In determining the charge related to our excess facilities, certain estimates were used, such as potential ability to sublease and sublease terms upon the negotiation of future subleases, broker commissions, costs of tenant improvements and related exit costs. In developing our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the vacancy period prior to finding a sub-leasee. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related charge for restructuring, site closures and other expenses. Difference between estimates of related broker commissions, tenant improvements and related exit costs may increase or decrease our accrual upon final negotiation. If we employed different assumptions regarding these various components of our exit costs, the costs recorded for any period presented could vary materially from those actually recorded.

Deferred Income Taxes

      On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion or all of our deferred tax assets will not be realized, we will establish a valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent upon future U.S. taxable income and future taxable income in certain foreign jurisdictions, as well as our implementation of prudent and feasible tax planning strategies. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, resulting in a reduction in net income or an increase in net loss in the period when such determinations are made.

Recent Significant Acquisitions and Divestitures

      In August 2001, we divested our web access management product line, which we acquired in our acquisition of AXENT, to PassGo Technologies Ltd. for approximately $1.1 million. We also entered into an exclusive license and option agreement with PassGo whereby they will license our web access management technology products. In consideration for the license, PassGo is required to pay us quarterly royalties based on their net revenue over a four-year period. PassGo also has an option to purchase this technology at a price starting at $18.8 million and declining to $3.3 million over a four-year period.

      In December 2000, we acquired 100% of the outstanding common stock of AXENT, an enterprise security software company, in exchange for Symantec common stock. We also assumed all of the outstanding AXENT employee stock options. The transaction was accounted for as a purchase and was initially recorded for approximately $924.7 million, which included goodwill of $699.7 million, tangible and intangible assets of $220.8 million, in-process research and development of $22.3 million, deferred compensation of $992,000, offset by $19.1 million in deferred income taxes. During the December 2001 quarter, we recorded additional deferred tax assets of $5.0 million attributable to carryforward tax benefits, with a corresponding offset to goodwill. During the June 2001 quarter, we increased the purchase price and goodwill by $4.5 million, as we resolved certain pre-acquisition contingencies.

      Effective April 1, 2002, the related net balance of goodwill and workforce-in-place for the AXENT acquisitions and other acquisitions completed prior to July 1, 2001 will no longer be amortized, but will be subject to an annual impairment test. See Recent Accounting Pronouncements. For further discussion on our recent significant acquisitions and divestitures, see Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K.

Results of Operations

      The following table sets forth each item from our consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated. Please note that these results reflect our acquisition of AXENT commencing on December 18, 2000, the date of that acquisition.

				Period-to-Period
				Percentage
				Increase (Decrease)

	Year Ended March 31,			2002	2001
				compared	compared
	2002	2001	2000	to 2001	to 2000

Net revenues	100%	100%	100%	26%	14%
Cost of revenues	18	15	16	57	2

Gross margin	82	85	84	20	17
Operating expenses:
Research and development	15	15	15	29	17
Sales and marketing	40	41	41	22	14
General and administrative	5	5	6	20	6
Amortization of goodwill	19	8	2	176	299
Amortization of other intangibles from acquisitions	—	—	—	*	*
Acquired in-process research and development	—	3	1	—	419
Restructuring, site closures and other expenses	2	—	1	458	(59)
Litigation judgment	—	—	—	*	—

Total operating expenses	81	72	66	40	27

Operating income	1	13	18	(93)	(19)
Interest income	3	4	2	(5)	148
Interest expense	(1)	—	—	*	*
Income, net of expense, from sale of technologies and product lines	1	2	15	(24)	(81)
Other income (expense), net	—	(3)	—	*	*

Income before income taxes	4	16	35	(68)	(45)
Provision for income taxes	7	9	12	(4)	(12)

Net income (loss)	(3)%	7%	23%	(144)	(62)

*	Percentage change is not meaningful.

Net Revenues

      Net revenues increased 26% to approximately $1.1 billion during fiscal 2002 from $853.6 million during fiscal 2001. Net revenues increased 14% to approximately $853.6 million during fiscal 2001 from $745.7 million during fiscal 2000. The increase during fiscal 2002 as compared to fiscal 2001 was due primarily to increased sales of our enterprise security products and a significant increase in sales of our consumer products during the second half of fiscal 2002. The increase in enterprise security products during fiscal 2002 was attributable to a full year of sales related to AXENT solutions as compared to approximately three months during fiscal 2001. From a regional standpoint, this increase was primarily due to growth in net revenues in the United States and to a lesser extent in Europe.

      The increase during fiscal 2001 as compared to fiscal 2000 was largely due to sales of our enterprise security products, including introductions of new products and increased sales outside of the United States.

The increase in enterprise security products during fiscal 2001 was attributable to approximately three months of sales related to AXENT solutions, as a result of our acquisition of AXENT in December 2000.

Segments

          Enterprise Security

      Our Enterprise Security segment revenue comprised approximately 42%, 33% and 22% of total net revenues during fiscal 2002, 2001 and 2000, respectively. Net revenues increased $172.1 million, or 61%, to approximately $454.9 million during fiscal 2002 from $282.8 million during fiscal 2001 and increased $116.0 million, or 70%, to $282.8 million during fiscal 2001 from $166.8 million during fiscal 2000. The increase during fiscal 2002 over fiscal 2001 was primarily due to our first full year of sales of intrusion detection, vulnerability management and firewall product solutions, as a result of our acquisition of AXENT in December 2000, and in particular, significant growth in sales of virus protection product solutions.

          Enterprise Administration

      Our Enterprise Administration segment represented approximately 21%, 27% and 29% of total net revenues during fiscal 2002, 2001 and 2000, respectively. Net revenues decreased by approximately $8.1 million, or 4%, during fiscal 2002 as compared to fiscal 2001 due to a decline in sales of our pcAnywhere product, partially offset by growth in sales of our Ghost Corporate Edition product. The decline in our pcAnywhere product was the result of a decrease in small business and home office sales, which was partially offset by an increase in corporate sales.

      Net revenues increased by approximately $13.9 million, or 6%, during fiscal 2001 as compared to fiscal 2000 primarily due to the release of our Ghost Corporate Edition product.

          Consumer Products

      Our Consumer Products segment represented approximately 35%, 39% and 43% of total net revenues during fiscal 2002, 2001 and 2000, respectively. Net revenues increased by approximately $45.8 million, or 14%, during fiscal 2002 as compared to fiscal 2001. This increase was primarily related to an increase in sales of our Norton AntiVirus and Norton Internet Security products, mostly as a result of strong consumer and small business spending, and an increase in the renewal subscription pricing of our antivirus products. This increase was offset by a decline in sales of our Winfax and Macintosh products. In particular, we experienced a significant increase in sales of consumer products over the second half of fiscal 2002, and we do not expect sales to continue to grow at the same rate going forward. Over the last six years, our sales to individual consumers, home offices and small businesses have been seasonal, with higher sales generally in our December and March quarters.

      Net revenues increased by approximately $11.3 million, or 4%, during fiscal 2001 as compared to fiscal 2000. This increase was primarily due to the increase in customer focus on protecting their home computers from Internet related attacks. This factor contributed to growth in sales of our Norton Internet Security product, which was introduced in the March 2000 quarter.

          Services and Other

      Our Services and Other segments represented approximately 2%, 1% and 6% of total net revenues during fiscal 2002, 2001 and 2000, respectively. Net revenues increased in absolute dollars during fiscal 2002 as compared to fiscal 2001, due primarily to our services segment as the demand for our consulting services increased. Net revenues decreased in absolute dollars during fiscal 2001 as compared to fiscal 2000, due to our divestiture of the Visual Café and ACT! product lines in December 1999, which is included in the Other segment.

     International

      Net revenues outside of the United States represented approximately 47%, 48% and 45% of total net revenues during fiscal 2002, 2001 and 2000, respectively. International net revenues increased by $91.6 million, or 22%, to approximately $504.6 million during fiscal 2002 as compared to fiscal 2001. This increase in net revenues was the result of increased sales in Europe and Asia, primarily from increased sales of our enterprise security and consumer products. International revenues increased by $77.3 million, or 23%, to approximately $413.0 million during fiscal 2001 as compared to fiscal 2000. This increase was largely due to stronger sales in Europe and Japan.

      Weakness in international currencies during fiscal 2002 negatively impacted our international revenue growth by approximately $14.0 million as compared to the impact of average international currency rates during fiscal 2001. The negative impact during fiscal 2001 as compared to the impact of average international currency rates during fiscal 2000 was approximately $43.8 million.

     Product Returns

      We estimate and record channel deferrals and obsolescence reserves to cover exposures related to product returns. Product returns principally relate to stock balancing and the replacement of obsolete products, which are offset by orders of equal or greater value for the current versions of the products. The mix of products returned from our distributors/resellers as compared to products sold to our distributors/resellers does not impact our gross margin, as our gross margin is materially consistent across our various product families. Changes in the level of product returns and related product returns provision are generally offset by a change in the level of gross revenue. As a result, the product returns provision did not have a material impact on reported net revenues in any period presented.

Gross Margin

      Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of consulting services, technical support costs and amortization and write-off of acquired product rights.

      Gross margin was approximately 82%, 85% and 84% of net revenues during fiscal 2002, 2001 and 2000, respectively. The decline in gross margin during fiscal 2002 as compared to fiscal 2001 was mostly driven by increased amortization of acquired product rights from our acquisition of AXENT and technical support costs as a result of an increase in related enterprise sales. In addition, consulting service costs included in costs of revenue increased along with the related increase in consulting service revenues. This contributed to the decline in gross margin during fiscal 2002, as consulting services typically have lower margins than our products.

      Gross margin improved slightly during fiscal 2001 as compared to fiscal 2000 due primarily to higher margins associated with the increase in enterprise related sales and cost savings achieved in reduced packaging costs.

Acquired Product Rights

      Acquired product rights are comprised of purchased product rights, technologies and workforce-in-place. During fiscal 2001, we recorded approximately $86.2 million in acquired product rights in connection with our acquisition of AXENT, and during fiscal 2000, we recorded approximately $11.3 million in acquired product rights in connection with other acquisitions.

      During fiscal 2002, amortization of acquired product rights totaled approximately $32.2 million, of which $31.1 million and $1.1 million was recorded in cost of revenues and income (net of expense) from sale of technologies and product lines, respectively. During fiscal 2001 and 2000, amortization of acquired product rights totaled $17.3 million and $9.7 million, respectively, and was recorded in cost of revenues. Acquired product rights, with the exception of workforce-in-place, will be amortized over the next four years. Effective

April 1, 2002, the net balance of workforce-in-place of approximately $3.9 million, net of a deferred tax liability, will be included with goodwill and will no longer be amortized but will be subject to an annual impairment test.

      For further discussion on acquired product rights and related amortization, see Notes 3 and 4 of Notes to Consolidated Financial Statements of this Form 10-K.

Research and Development Expenses

      We charge research and development expenditures to operations as incurred. As a percentage of net revenues, research and development expenses remained flat at 15% during fiscal 2002, 2001 and 2000.

      Although research and development expenses remained flat as a percentage of net revenues, absolute dollars increased 29% to approximately $164.0 million during fiscal 2002 from $126.7 million during fiscal 2001. The increase was primarily a result of salary increases and other employee related expenses, infrastructure related expenditures and a full year of AXENT related research and development expenses as compared to approximately three months during fiscal 2001.

      Research and development expenses increased 17% to approximately $126.7 million during fiscal 2001 from $108.4 million during fiscal 2000. The increase was a result of Enterprise Security segment hiring, salary increases and other employee related expenses and AXENT related research and development expenses that were included from the date of acquisition. This increase was partially offset by the lack of expenses during fiscal 2001 associated with the divested Visual Café and ACT! product lines and the patent claim settlements in the Consumer Products segment.

Sales and Marketing Expenses

      Sales and marketing expenses as a percentage of net revenues were 40% during fiscal 2002 and were flat at 41% during fiscal 2001 and 2000. Sales and marketing expenses were approximately $428.5 million, $350.0 million and $306.8 million during fiscal 2002, 2001 and 2000, respectively. The absolute dollar increase in sales and marketing expenses during fiscal 2002 as compared to fiscal 2001 was primarily related to Enterprise Security segment hiring, salary and commission increases, outside services for consultants and contractors, infrastructure related expenditures, and a full year of AXENT related sales and marketing expenses as compared to approximately three months during fiscal 2001.

      The absolute dollar increase in sales and marketing expenses during fiscal 2001 as compared to fiscal 2000 was also due to increased Enterprise Security segment hiring, increase in salaries, commissions and other performance based compensation, and AXENT related sales and marketing expenses which were included from the date of acquisition.

General and Administrative Expenses

      General and administrative expenses as a percentage of net revenues remained flat at 5% during fiscal 2002 and 2001 and were 6% during fiscal 2000.

      General and administrative expenses were approximately $53.9 million, $44.8 million and $42.2 million during fiscal 2002, 2001 and 2000, respectively. The absolute dollar increase in general and administrative expenses during fiscal 2002 as compared to fiscal 2001 was primarily due to a full year of AXENT related general and administrative expenses as compared to approximately three months during fiscal 2001, salary increases, legal fees, infrastructure related expenditures and bad debt expense, offset by a reduction of other general and administrative expenses.

      General and administrative expenses in absolute dollars increased during fiscal 2001 as compared to fiscal 2000, primarily due to an increase in salary related expenses and other general and administrative expenses, offset by a reduction in bad debt expenses.

Amortization of Goodwill and Other Intangibles from Acquisitions

      Amortization of goodwill and other intangibles from acquisitions increased 176% to approximately $196.8 million during fiscal 2002 from $71.3 million during fiscal 2001, and increased 299% to approximately $71.3 million during fiscal 2001 from $17.9 million during fiscal 2000. These increases were related primarily to the amortization of goodwill and other intangibles associated with the acquisition of AXENT in December 2000.

      Effective April 1, 2002, the net balance of goodwill of approximately $521.9 million will no longer be amortized but will be subject to an annual impairment test. As a result, amortization charges will decrease significantly going forward; however, our operating results may be subject to increased volatility as a result of periodic goodwill impairment charges. Other intangibles from acquisitions will continue to be amortized over their useful lives.

Acquired In-Process Research and Development Expenses

      We recorded no acquired in-process research and development charges during fiscal 2002. During fiscal 2001, we acquired AXENT and during fiscal 2000, we acquired URLabs and L-3 Network Security’s operations. We wrote off approximately $22.3 million and $4.3 million of acquired in-process research and development associated with these acquisitions during fiscal 2001 and 2000, respectively. These write-offs were necessary because the acquired technologies had not yet reached technological feasibility and there were no alternative uses.

      The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

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

      A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written off for these acquisitions during fiscal 2001 and 2000. Actual spending on these product development projects since our acquisition of the companies discussed below did not differ materially from the original assumptions and projections discussed in prior filings.

AXENT

      The in-process technology acquired in the AXENT acquisition consisted primarily of research and development related to the next generation of ESM, Intruder Alert, Raptor Firewall, Webthority and other projects. AXENT’s research and development was focused on providing more robust features in its development of these next generation products. We have added these projects to our product offerings, with the exception of Webthority, which was divested with our web access management product line in August 2001.

L-3 Network Security

      The in-process technology acquired in the L-3 Network Security purchase consisted primarily of research and development related to the next generation of Retriever and Expert. We have integrated this technology into our vulnerability management products.

URLabs

      The in-process technology acquired in the URLabs purchase consisted primarily of research and development related to the next generation of URLabs’ two main products, I-Gear and Mail-Gear, which have been added to our product offerings.

Restructuring, Site Closures and Other Expenses

      Restructuring, site closures and other expenses were approximately $20.4 million, $3.7 million and $9.0 million during fiscal 2002, 2001 and 2000, respectively. During fiscal 2002, we incurred expenses related to consolidating smaller sites into a larger facility in Newport News, Virginia, consolidating most of our United Kingdom facilities to Maidenhead, UK, consolidating our European support functions by moving our Leiden, Netherlands facility to Dublin, Ireland and relocating our North American support group to Springfield, Oregon. As a result, we recorded approximately $17.8 million for exit costs, including $12.8 million in rent and related exit costs remaining on the abandoned facilities and $5.0 million in related abandoned fixed asset and leasehold improvement write-offs. In addition, we recorded approximately $2.6 million for costs of severance, related benefits and outplacement services, as we reorganized various operating functions, including former AXENT operations, and reduced our workforce by 87 employees. During the June 2002 quarter, we will record costs of severance, related benefits and outplacement services, as a result of the relocation of our Leiden, Netherlands operations to Dublin, Ireland.

      During fiscal 2001, we reorganized various operating functions, including a portion of our operations in Toronto. We reduced our workforce by 60 employees and ten members of our senior management, and as a result, we recorded approximately $3.7 million for costs of severance, related benefits, outplacement services and abandonment of certain equipment.

      During fiscal 2000, we reduced our operations and realigned our business units, including operations in Melville and Toronto and our Internet Tools business unit. We reduced our workforce by 154 employees and five members of our senior management, and as a result, we recorded approximately $9.7 million for severance, related benefits, outplacement services and abandonment of certain facilities and equipment.

      For further discussion on restructuring, site closures and other expenses, see Note 13 of Notes to Consolidated Financial Statements of this Form 10-K.

Litigation Judgment

      During the March 2002 quarter, we accrued litigation expenses of approximately $3.1 million for post-judgment interest and other costs related to a judgment by a Canadian court on a decade-old copyright action assumed by us as a result of our acquisition of Delrina Corporation. For further discussion on our current litigation, see Note 16 of Notes to Consolidated Financial Statements of this Form 10-K.

Interest Income, Interest Expense and Other Income (Expense)

      Interest income was approximately $31.7 million, $33.3 million and $13.4 million during fiscal 2002, 2001 and 2000, respectively. Although interest income was relatively flat during fiscal 2002 and fiscal 2001, average cash balances were higher during fiscal 2002 as compared to fiscal 2001, which was offset by a decrease in average interest rates. Interest income increased significantly during fiscal 2001 as compared to fiscal 2000 due to higher average cash balances during fiscal 2001.

      Interest expense was approximately $9.2 million during fiscal 2002, nearly all of which was related to the issuance of $600.0 million of 3% convertible subordinated debentures in October 2001. Interest expense was not significant during fiscal 2001 and 2000.

      Other expense, net of approximately $627,000 during fiscal 2002 was primarily comprised of net losses from non-functional currency transactions. Other expense, net was approximately $22.5 million during fiscal 2001 and consisted primarily of impairment charges on our equity investments. Other income, net was approximately $1.3 million during fiscal 2000 and was primarily comprised of net gains from non-functional currency transactions.

Income, Net of Expense, from Sale of Technologies and Product Lines

      Income, net of expense, from sale of technologies and product lines was approximately $15.5 million, $20.4 million, and $107.4 million during fiscal 2002, 2001 and 2000, respectively. During fiscal 2002 and 2001, income, net of expense, from sale of technologies and product lines was related primarily to royalties from Interact Commerce Corporation, who subsequently merged with The Sage Group plc, as a result of the divestiture of our ACT! product line in December 1999.

      Income, net of expense, from sale of technologies and product lines during fiscal 2000 related primarily to gains of $68.5 million and $18.3 million on the divestiture of our Visual Café and ACT! product lines, respectively, in December 1999. In addition, income, net of expense, from sale of technologies and product lines during fiscal 2000 included $14.7 million related to payments from JetForm Corporation, associated with our sale of certain software products, technologies and tangible assets to JetForm during fiscal 1997, and $5.0 million related to royalties from Interact.

Income Taxes

      Our effective tax rate on income before one-time charges (acquired in-process research and development, restructuring, site closures and other expenses), goodwill amortization expense and gain on sale of product lines was 32% during fiscal 2002, 2001 and 2000. Our fiscal 2002, 2001 and 2000 effective rates were lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

      Our effective tax rate on income before taxes was 162%, 55% and 34% during fiscal 2002, 2001 and 2000, respectively. The higher effective tax rate during fiscal 2002 and 2001 reflects the non-deductibility of acquired in-process research and development and substantially all of the goodwill amortization. In addition, during fiscal 2000, tax was provided on the gain on sale of product lines at an effective tax rate of 34%. This rate is lower than the U.S. federal and state combined statutory rate because a portion of the gain is attributable to our Irish operations and accordingly subject to a lower Irish tax rate.

      Realization of approximately $46.0 million of our net deferred tax asset as of March 31, 2002 is dependent primarily upon future U.S. taxable income of $131.0 million. Realization of the remaining $12.0 million of our net deferred tax asset as of March 31, 2002 is dependent in part on future taxable income in certain foreign jurisdictions and on our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies.

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

      We project our effective tax rate to be 32% for fiscal 2003 as a result of the discontinuation of goodwill amortization (see Recent Accounting Pronouncements for further discussion). This projection, however, is subject to change due to potential tax law changes and fluctuations in the geographic allocation of earnings.

Selected Pro Forma Financial Data

      For comparative purposes, the following table displays, on a pro forma basis, our results of operations as if the acquisition of AXENT had occurred at the beginning of fiscal 2000 and excluding all acquisition related amortization and one-time charges and the operating results of the divested Visual Café and ACT! product lines. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from pro forma measures used by other companies.

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except per share data;

	unaudited)
Pro forma net revenues	$1,071,438	$944,150	$826,587

Pro forma net income	$200,713	$184,234	$142,523

Pro forma net income per share — diluted	$1.30	$1.17	$0.94

Shares used to compute pro forma net income per share — diluted	158,777	157,084	151,990

      The following items represent the difference between the pro forma financial data and the related GAAP financial data in the Consolidated Statements of Operations:

•	During fiscal 2001 and 2000, pro forma net revenues include AXENT net revenues of approximately $90.6 million and $80.9 million, respectively, as if the acquisition had occurred at the beginning of fiscal 2000.

•	During fiscal 2002, the pro forma net income excludes all acquisition related amortization and one-time charges of approximately $249.7 million (tax benefit of $20.8 million). During fiscal 2001, the pro forma net income includes AXENT’s net loss of approximately $6.2 million and excludes all acquisition related amortization and one-time charges of $139.3 million (tax benefit of $12.8 million). During fiscal 2000, the pro forma net income includes AXENT’s net income of approximately $5.0 million and excludes all acquisition related amortization and one-time charges of $40.9 million (tax benefit of $10.0 million) and the operating results of the divested Visual Café and ACT! product lines of $63.5 million.

•	During fiscal 2002, shares used to compute pro forma net income per share (diluted) include approximately 7.6 million shares issuable from assumed exercise of options and 7.6 million shares issuable upon conversion of the 3% convertible subordinated debentures issued in October 2001. Correspondingly, the numerator used to compute pro forma net income (diluted) during fiscal 2002 excludes the interest expense of approximately $6.2 million from the 3% convertible subordinated debentures, net of income tax. During fiscal 2001 and 2000, shares used to compute pro forma net income per share (diluted) include approximately 20.6 million and 27.6 million shares, respectively, which represents the number of Symantec shares that would have been exchanged for AXENT’s weighted number of common shares outstanding for the respective periods.

Liquidity and Capital Resources

      Our principal source of liquidity is our cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased $818.0 million to approximately $1.4 billion at the end of fiscal 2002 from $557.0 million at the end of fiscal 2001. This increase was largely due to the net proceeds from the issuance of convertible subordinated debentures of approximately $584.6 million and from cash provided from operations of $511.2 million, as well as net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. The cash provided by these factors was partially offset by cash paid to purchase marketable securities and investments, net of proceeds, of approximately $721.7 million, and to a lesser extent cash paid to repurchase common stock and capital expenditures.

      Net cash provided by operating activities was approximately $511.2 million and was comprised of net non-cash related expenses of $293.2 million and a net increase of $246.2 million in liabilities, net of a decrease in assets, offset by a net loss of approximately $28.2 million.

      Net trade accounts receivable decreased $27.5 million to approximately $89.2 million as of March 31, 2002 from $116.7 million as of March 31, 2001. The decrease in accounts receivable was primarily due to net revenues being generated more evenly throughout the March 2002 quarter due primarily to the increase in sales of consumer products, which resulted in higher cash collections. In prior quarters, we had generated a larger percentage of net revenues during the last month of each quarter.

      Net cash used in investing activities was approximately $869.3 million and was comprised primarily of $721.7 million in net purchases of marketable securities and investments, and $140.9 million of capital expenditures, including $62.0 million for the implementation of Oracle 11i and a CRM system and $25 million in January 2002 and $18 million in November 2001 for land and a building in Maidenhead, United Kingdom and Dublin, Ireland, respectively.

      On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million, not to exceed 30.0 million shares, of Symantec’s common stock with no expiration date. During the September 2001 quarter, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. During the March 2001 quarter, we repurchased 10.0 million shares at prices ranging from $23.04 to $25.58 per share, for an aggregate amount of approximately $244.4 million.

      On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were approximately $584.6 million. The debentures are convertible into shares of Symantec’s common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest will be paid semi-annually, commencing May 1, 2002. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, potential acquisitions, stock repurchases and investments in our infrastructure.

      The following table displays our contractual obligations as of March 31, 2002:

		Payments Due In
	Total
	Payments		Fiscal 2004	Fiscal 2006	Fiscal 2008
	Due	Fiscal 2003	and 2005	and 2007	and Thereafter

	(In thousands)
Convertible subordinated debentures	$600,000	$—	$—	$600,000	$—
Operating leases	86,070	26,901	34,687	16,335	8,147

Total contractual obligations	$686,070	$26,901	$34,687	$616,335	$8,147

      The above table assumes that the convertible subordinated debentures will be paid in cash upon maturity and excludes the balance of our current liabilities.

      We believe that existing cash and short-term investments, cash generated from operating results and cash from the subordinated convertible debenture offering will be sufficient to fund operations for at least the next year.

Synthetic Leases

      We currently have two real estate leasing arrangements that we have classified as operating leases.

      One of the lease arrangements is for two existing office buildings in Cupertino, California. Lease payments for these facilities are based on the three-month LIBOR in effect at the beginning of each fiscal quarter plus a specified margin. We have the right to acquire the related properties at any time during the seven-year lease period ending February 1, 2006. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $66.0 million, representing approximately 84% of the lessor’s purchase price of the property.

      On March 30, 2001, we entered into a master lease agreement for land and the construction of two office buildings, one in Newport News, Virginia, effective June 6, 2001, and another in Springfield, Oregon, effective

April 6, 2001. Our lease payments will vary based on one-, three- or six-month LIBOR plus a specified margin. We have the right to acquire the related properties at any time during the six and one-half year lease period ending September 28, 2007. We moved into the Oregon facility immediately after the end of the December 2001 quarter and into the Virginia facility in April 2002. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount representing approximately 85% of the lessor’s ultimate purchase price of the properties, up to a maximum amount of approximately $55.1 million as of March 31, 2002.

      As security for each of these arrangements, we are required to maintain a cash collateral balance, which was approximately $124.3 million as of March 31, 2002. We are required to invest the cash collateral in U.S. Treasury securities or certificates of deposit with specified lenders and maturities not to exceed two to three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. As of March 31, 2002, the investments related to the California lease totaled approximately $77.4 million and the investments related to the Oregon and Virginia leases totaled $46.9 million. These amounts were classified as non-current restricted investments within the consolidated financial statements.

      In addition, we are obligated to maintain certain financial covenants including a minimum cash balance, tangible net worth and quarterly earnings before income tax, depreciation and amortization, or EBITDA, and maximum debt and senior debt to EBITDA ratios. Future acquisitions, financing activities or operating losses may cause us to be in violation of these financial covenants. In the event of default, we may be required to release the cash collateral and take possession of the buildings. As of March 31, 2002, we were in compliance with all of the above financial covenants.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of fiscal 2003. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill and intangible assets deemed to have indefinite lives with a net carrying value of approximately $525.9 million, net of a deferred tax liability, as of March 31, 2002. As a result of the discontinuance of the amortization of goodwill existing as of March 31, 2002 and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in our results of operations of approximately $198.4 million during fiscal 2003. During the first six months of fiscal 2003, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of April 1, 2002, using the two-step process required under SFAS 142. We have not yet determined what effect these tests will have on our earnings and financial position.

      In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We will adopt this statement on April 1, 2002. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

      The lessors associated with lease agreements relating to certain of our facilities, described under Synthetic Leases above, are special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. The FASB has indicated that it will, prior to June 30, 2002, issue proposed new rules on accounting for “Entities That Lack Sufficient Independent Economic Substance”, including special purpose entities, in the form of an Interpretation to SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements.

Based on public comments from the FASB to date, the proposed interpretation will provide guidance for determining when an entity (such as us), the Primary Beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the Primary Beneficiary. The expected proposed Interpretation may result in us having to consolidate the operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements. The effective date of these proposed new rules on our current operating leases could be as early as the beginning of our fiscal year 2004, and sooner on any new leases entered into after the new rules’ effective date which utilize special purpose entities or equivalent structures.

Business Risk Factors

      There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer antivirus protection products. During the second half of fiscal 2002, we experienced a higher than expected rate of growth in sales of our consumer antivirus protection products, and we may not be able to sustain this high growth rate on a consistent basis going forward. We believe that consumer antivirus sales were spurred by a number of factors, including outbreaks of the well-publicized Code Red and Nimda viruses and a reaction from the September 11 terrorist attacks. In addition, although the release of new operating systems incorporating security and virus protection features, particularly past releases of Microsoft Windows, have increased competition in our market and had a harmful effect on demand, the recent release of Windows XP may have actually spurred additional sales. These positive factors are likely to weaken over time, and it is possible that growth rates in sales of antivirus protection products may decline. These factors may have also had a short-term effect on growth in enterprise security products, and we note that sales of our enterprise security products decreased from the third to the fourth quarter of fiscal 2002. If sales of these products decline faster than expected, our stock price may be harmed.

      We have grown, and may continue to grow, through acquisitions, which give rise to a number of risks that could have adverse consequences for our future operating results. We have made six acquisitions since March 1999, with our acquisition of AXENT Technologies, Inc. in December 2000 being the largest. Although we cannot assure you that we will be successful in completing them, we will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our past acquisitions have given rise to substantial amounts of goodwill and other intangible assets that have been amortized or written off in subsequent years. Future acquisitions may result in substantial amounts of goodwill that will be subject to an annual impairment test and other intangible assets that will be amortized, subject to an annual impairment test or written off. In addition, a number of our acquisitions have resulted in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs, and this also may occur as a result of future acquisitions. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements.

      Demand for our products is subject to seasonal trends. Although there is no assurance this trend will continue, our sales of consumer products over the last six years have been seasonal, with higher sales generally in our December and March quarters. In addition, we anticipate that sales of enterprise security products may be higher in the March quarter in the future, as our sales force attempts to close transactions before the end of our fiscal year. To the extent seasonality makes it more difficult to predict our revenues and value our business, our stock price may suffer and the volatility of our stock may increase.

      Our increased sales of enterprise-wide site licenses may increase fluctuations in our financial results. Sales of enterprise-wide site licenses through our Enterprise Security segment have been increasing and now represent a major portion of our business. This enterprise market has significantly different characteristics than the consumer market and different skills and resources are needed to penetrate this market. As our enterprise segment becomes more important to our business and our product strategy continues to develop, we may face new competitors or new levels of competition. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

      Economic and political conditions and conditions affecting the network security market in particular may have a negative impact on our revenues and margins. The market for our products depends on economic conditions affecting the broader network security, Internet infrastructure and related markets. More generally, the slowdown in the U.S. economy may hurt consumer demand for our services. On the enterprise side, the continued slowdown in corporate earnings and tightening of corporate budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, in this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In addition, the terrorist acts of September 11, 2001 created an uncertain economic and political environment in many parts of the world, and we cannot predict the impact of these events, or of any related military action, on our customers or business.

      Piracy of our software may have a significant impact on our net revenues. While we are unable to determine the exact extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect domestic revenue, revenue loss is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected and we cooperate with the Business Software Alliance in their efforts to combat piracy. However, such continued efforts may not be successful in preventing piracy of our products from occurring.

      We are in the process of making substantial changes to our information systems that could disrupt our business. The information systems that supported our accounting, finance, order management and manufacturing systems were based on Oracle 10.7, and many of the business applications used in other aspects of our business have been tightly coupled with Oracle 10.7. Oracle has released a new version, 11i, and has announced that support for Oracle 10.7 will be discontinued after June 2002. In addition, as our business has grown, we have developed needs for an increasingly robust customer relationship management, or CRM, system. During fiscal 2002, we began implementing Oracle 11i and a new CRM system. Oracle 11i implementation occurred in the December 2001 quarter for the United States operations and should be completed by the June 2002 quarter for the Europe, Middle East and Africa operations. The first two phases of the CRM implementation occurred in June 2001 and February 2002, with the remaining implementation phases scheduled for the first and third quarters of fiscal 2003. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

      Our markets are competitive and our operating results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to this competition, our operating results could be adversely affected by reducing our sales or the prices we can charge for our products. In the recent past, many of our competitors have significantly lowered the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems and we may not respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products, to markets or to business models that are more successful than we anticipate.

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

      We face risks associated with our foreign operations. A significant portion of our net revenues, manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. As a result, our future operating results could be negatively affected by fluctuations in currency exchange rates and general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent terrorist activity, governments could enact additional regulation or restrictions on the use, import or export of encryption technologies. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

      Introduction of new operating systems may adversely affect our financial results and stock price. The inclusion of security, remote access or virus protection tools in new operating systems and hardware packages could adversely affect our sales. For example, the inclusion of features by Microsoft in future editions of Windows which directly compete with our products may decrease or delay the demand for certain of our products, including those currently under development. Additionally, as hardware vendors incorporate additional server-based network management and security tools into network operating systems, the demand may decrease for some of our products, including those currently under development.

      Our earnings and stock price are subject to significant fluctuations. Due to many factors, including those noted in this section, our earnings and stock price have been and may continue to be subject to significant volatility. There have been previous quarters in which we have experienced shortfalls in revenue and earnings from levels expected by securities analysts and investors, which have had an immediate and significant adverse effect on the trading price of our common stock. This may occur again in the future. Any such volatility may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our common stock or securities convertible or exercisable into our common stock.

      Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. If our quarterly operating results fail to meet the expectations of analysts and investors, the trading price of shares of our common stock and of the debentures could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

•	the introduction of competitive products;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given product;

•	seasonality in the end-of-period buying patterns of foreign and domestic software customers; and

•	the market’s transition between new releases of operating systems.

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

      The results of our research and development efforts are uncertain. We will need to incur significant research and development expenditures in future periods as we strive to remain competitive. The length of our product development cycle has generally been greater than we originally expected and we are likely to experience delays in future product development. In addition, a portion of our development efforts have not been technologically successful and certain products have not achieved market acceptance. As a result, the products we are currently developing or may develop in the future may not be technologically successful, achieve market acceptance or compete effectively with products of our competitors.

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

      Product returns may negatively affect our net revenues. Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories, subject to various contractual limitations. Our return policy allows distributors, subject to these contractual limitations, to return purchased products in exchange for new products or for credit towards future purchases. End-users may return our products through dealers and distributors or to us directly for a full refund within a reasonably short period from the date of purchase. Future returns could exceed the reserves we have established for product returns, which could have a material adverse effect on our operating results.

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

      We must attract and retain personnel in a competitive marketplace. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options. Increases in shares available for issuance under our stock options plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, there are several proposals in the Congress and in the accounting industry to require corporations to include a compensation expense in their statement of operations relating to the issuance of employee stock options. If such a measure is approved, we may decide to issue fewer stock options. As a result, we may be impaired in our efforts to attract and retain necessary personnel.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We do not undertake any specific actions to cover our exposure to interest rate risk and we are not a party to any interest rate risk management transactions. We do not purchase or hold any derivative financial instruments for trading purposes.

Interest Rate Sensitivity

      As of March 31, 2002, the fair market value of our financial instruments with exposure to interest risk was approximately USD 1.2 billion, Euro 388.0 million, and CAD 12.5 million. Sensitivity analysis for a six-month horizon was performed on our floating rate and fixed rate financial investments and floating rate liabilities. Parallel shifts in the yield curve of both +/-50 basis points would result in changes in fair market values for these investments and floating rate liabilities of less than USD 1.0 million, less than Euro 1.0 million and less than CAD 1.0 million.

Exchange Rate Sensitivity

      We conduct business in 30 international currencies through our worldwide operations. We have established a foreign exchange risk management program, utilizing forward exchange contracts with one fiscal-month duration to offset various non-functional currency exposures. Under this program, increases or decreases in the value of our non-functional currency assets and liabilities are offset by gains and losses on the forward exchange contracts to mitigate the risk associated with foreign exchange market fluctuations. We do not use forward exchange contracts for trading purposes. At the end of each fiscal month, all non-functional currency assets and liabilities are revalued using the spot rate of the maturing forward exchange contracts and the realized and unrealized gains and losses are included in net income (loss) as a component of other income (expense).

      We believe that the use of forward exchange contracts should reduce the risks that arise from conducting business in international markets. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. However, significant changes in exchange rates may still result in adverse effects on our operating results.

      We use sensitivity analyses to quantify the impact that market risk exposures may have on the fair market values of our financial instruments. The financial instruments included in the sensitivity analyses consist of all of our foreign currency assets and liabilities and all derivative instruments, principally forward exchange contracts. The sensitivity analyses assesses the risk of loss in fair market values from the impact of hypothetical changes of instantaneous, parallel shifts in exchange rates and interest rates yield curves on market sensitive instruments over a six-month horizon.

      As of March 31, 2002, the notional amount of our forward contracts was approximately USD 239.6 million. A 10% appreciation or devaluation in foreign currencies would result in a decrease in the fair value of our forward exchange contracts by approximately USD 12.5 million and an increase in the fair value of our forward exchange contracts by USD 11.0 million, respectively.

      As of March 31, 2002, the fair value of our investments in marketable securities denominated in foreign currencies was approximately USD 345.4 million. A 10% appreciation or devaluation would result in an increase in the fair value of our investments by approximately USD 37.1 million and a decrease in the fair value of our investments by USD 32.8 million, respectively.

Item 8.     Financial Statements and Supplementary Data

Annual Financial Statements

      See Part IV, Item 14 of this Form 10-K.

Selected Quarterly Data

      We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods comprised of 13 weeks as follows:

	Fiscal 2002				Fiscal 2001

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2002	2001	2001	2001	2001	2000	2000	2000

	(In thousands, except net income (loss) per share; unaudited)
Net revenues	$310,783	$290,247	$242,372	$228,036	$250,606	$219,294	$192,296	$191,358
Gross margin	254,754	237,682	198,477	185,915	212,129	188,356	165,688	163,521
Amortization of goodwill	48,997	49,413	49,416	48,980	48,994	11,965	5,202	5,175
Acquired in-process research and development	—	—	—	—	—	22,300	—	—
Restructuring, site closures and other expenses	9,005	9,377	—	2,046	2,382	1,282	—	—
Income, net of expense, from sale of technologies and product lines	2,257	4,387	4,642	4,250	4,250	5,000	5,284	5,914
Net income (loss)	4,779	100	(11,812)	(21,218)	(27,448)	13,874	39,113	38,397
Net income (loss) per share —
basic	$0.03	$0.00	$(0.08)	$(0.14)	$(0.18)	$0.11	$0.32	$0.32
diluted	$0.03	$0.00	$(0.08)	$(0.14)	$(0.18)	$0.11	$0.31	$0.30

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information with respect to this Item may be found in the section captioned “Directors and Management — Directors and Executive Officers” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2002. Such information is incorporated herein by reference.

Item 11.     Executive Compensation

      Information with respect to this Item may be found in the section captioned “Directors and Management — Compensation of Executive Officers” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2002. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information with respect to this Item may be found in the sections captioned “Directors and Management — Security Ownership of Certain Beneficial Owners and Management” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2002. Such information is incorporated herein by reference.

Equity Compensation Plans

      A summary of our stockholder approved and non-approved equity compensation plans as of March 31, 2002 was as follows (in thousands, except exercise price):

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available for
	Upon Exercise of	Exercise Price of	Issuance Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders*	24,528	$23.03	11,611
Equity compensation plans not approved by security holders	3,514	$21.87	4,046

Total	28,042	$22.88	15,657

*	Our 1998 Employee Stock Purchase Plan contains an “evergreen” provision whereby the number of shares available for issuance increases automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan, provided that the aggregate number of shares issued over the term of the plan does not exceed 16 million shares.

      The total number of shares to be issued upon exercise does not include approximately 742,000 outstanding options as of March 31, 2002 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $18.52 as of March 31, 2002. In connection with these acquisitions, we have only assumed outstanding options and rights, but not the plans themselves, and therefore, no further options may be granted under these acquired-company plans.

      Our non-stockholder approved equity compensation plans include the following:

•	2001 Non-Qualified Equity Incentive Plan

•	Options assumed in connection with our acquisition of AXENT

•	1999 Acquisition Plan

•	Non-qualified stock option and restricted shares granted to John Thompson, CEO of Symantec

•	1994 Patent Incentive Plan

      The following is a description of the material features of each of these plans:

2001 Non-Qualified Equity Incentive Plan

Number of Shares Subject to the Plan.

      A total of 6.0 million shares of common stock are authorized and reserved for issuance under the plan. If an outstanding stock option or award terminates or is forfeited before the option is exercised or the shares subject to the award are issued, or if shares granted under the plan but subject to a right of repurchase by us are forfeited or repurchased by us, those shares will again be available for grant and issuance under the plan. As of March 31, 2002, approximately 2.7 million options were outstanding under this plan.

Eligibility for Participation.

      Options may be granted to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the board of directors or the compensation committee may determine. Our employees who are not officers, directors or other persons subject to Section 16 of the Securities Exchange Act of 1934 must receive at least 50% of all shares that are available for grant under the plan. A person may be granted more than one award under the plan.

Terms of Options.

      Our compensation committee determines many of the terms and conditions of each option granted under the plan, including the number of shares for which the option will be granted, the exercise price of the option and the periods during which the option may be exercised. Each option is evidenced by a stock option agreement in such form as the committee approves and is subject to the following conditions (as described in further detail in the plan itself):

•	Vesting and Exercisability: Options and restricted shares become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the compensation committee in its discretion and as set forth in the related stock option or restricted stock agreement. To date, as a matter of practice, options under the plan have generally been subject to a four-year vesting period. Options terminate ten years or less from the date of grant.

•	Exercise Price: The exercise price, of each option granted, may not be less than 100% of the fair market value of the shares of common stock on the date of the grant.

•	Tax Status: All options granted under the plan are non-qualified stock options.

•	Method of Exercise: The option exercise price is typically payable in cash or by check, but may also be payable, at the discretion of the committee, in a number of other forms of consideration, including cancellation of indebtedness, fully paid shares of Symantec common stock, delivery of a promissory note, waiver of compensation due or accrued to an optionee for services rendered, through a “same day sale,” through a “margin commitment,” or any combination of the foregoing.

•	Termination of Employment: Options granted under the plan generally expire three months after the termination of the optionee’s service to us or a parent or subsidiary of Symantec, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or termination of service. However, if the optionee is terminated for cause (i.e. for committing an alleged criminal act or intentional tort against us), that optionee’s options expire upon termination. Options cease vesting on the date of death or termination of service.

•	Stock Splits and Similar Events: The number of shares subject to any award, the exercise price, and the number of shares issuable under the plan, are subject to proportionate adjustment in the event of a stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change relating to our capital structure without consideration.

•	Corporate Transactions: In the event of a dissolution or liquidation, or in the event that we enter into a transaction in which we are acquired by merger, sells substantially all of its assets, or other similar transaction specified in the plan, then all outstanding awards may be assumed, converted or replaced by the successor corporation, or the successor corporation may substitute equivalent awards or provide substantially similar consideration to participants as was provided to stockholders. In the event a successor corporation fails to assume or substitute options issued under the plan in a change of control transaction, all options will expire upon a change in control. Additionally, options may be issued under the plan in connection with an acquisition in order to substitute or assume options issued by another company.

Term and Amendment of the Plan.

      The term of the plan is ten years, commencing on the date the plan was adopted in January 2001, and ending in January 2011. The plan may be amended or terminated without stockholder approval.

Options assumed in connection with our acquisition of AXENT

      In December 2000, as a result of our acquisition of AXENT, we assumed all outstanding AXENT stock options. Each AXENT stock option assumed by us is exercisable for one share of Symantec common stock for each one share of AXENT common stock that was previously subject to the option, at the same exercise price. Each option is otherwise subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from the date of grant. No further options may be granted under the AXENT plans. As of March 31, 2002, approximately 741,000 options were outstanding.

1999 Acquisition Plan

      The purpose of this plan was to issue stock options in connection with our acquisition of URLabs in September 1999.

Number of Shares Subject to the Plan.

      A total of 1.0 million shares of common stock are authorized and reserved for issuance under the plan. As of March 31, 2002, approximately 417,000 options were outstanding under this plan.

Eligibility for Participation.

      Employees, officers, consultants, independent contractors and advisors to us, or of any subsidiary or affiliate of Symantec, are eligible to receive stock options under this plan. Options awarded to officers may not exceed in the aggregate 30% percent of all shares that are available for grant under the plan.

Terms of Options.

      Many of the terms of the options are determined by the compensation committee, and are otherwise generally the same in all material respects as the terms described above with respect to our 2001 Non-Qualified Equity Incentive Plan, except that the 1999 Acquisition Plan does not contain a provision that provides for the expiration of employees’ options upon a termination for cause.

Term and Amendment of the Plan.

      The term of the plan is ten years, commencing on the date the plan was adopted in July 1999, and ending in July 2009. The plan may be amended or terminated without stockholder approval.

Non-Qualified Stock Option and Restricted Shares Granted to John Thompson, CEO of Symantec

      In accordance with the employment agreement dated April 11, 1999 between Mr. Thompson and us, the board of directors approved the issuance of a non-qualified stock option to acquire 400,000 shares of common stock to Mr. Thompson. The option exercise price is 100% of the fair market value on the date of grant. The shares subject to the option vest monthly as to 1/12 of the shares beginning in April 2003 and the option has a term life of ten years. In addition, in April 1999, we entered into a restricted stock purchase agreement with Mr. Thompson pursuant to which he purchased 200,000 shares of common stock for an aggregate purchase price of $1,000. These shares were granted subject to a company right of repurchase which lapsed as to 50% of the shares in April 2000 and as to the remaining shares in April 2001.

1994 Patent Incentive Plan

      The purpose of this plan is to increase awareness of the importance of patents to our business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to us.

Number of Shares Subject to the Plan.

      A total of 800,000 shares of common stock are authorized and reserved for issuance under this plan. As of March 31, 2002, a total of approximately 58,000 shares had been issued under this plan. The plan only provides for the issuance of shares of common stock, not stock options.

     Eligibility for Participation.

      All employees other than executive officers and directors are eligible to receive awards under the plan. No employee is eligible to receive more than 100,000 shares of common stock at any time during the term of the plan.

     Terms of Stock Awards.

      Stock awards may be paid in the form of cash, shares or a combination of the two, based on the fair market value of the shares on the date of payment. The 1994 plan does not provide for the issuance of awards in connection with acquisitions of other companies by us.

     Term and Amendment of the Plan.

      The term of the plan is ten years, commencing on the date the plan was adopted in January 1995, and ending in January 2005. The plan may be amended or terminated without stockholder approval.

Item 13.     Certain Relationships and Related Transactions

      Information with respect to this Item may be found in the section captioned “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on September 12, 2002. Such information is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      Upon written request, we will provide, without charge, a copy of our annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

          Helyn Corcos

          Investor Relations
          Symantec Corporation
          20330 Stevens Creek Boulevard
          Cupertino, California 95014
          408-517-8324

      (a) The following documents are filed as part of this report:

Page
Number

1. Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Auditors	50
Consolidated Balance Sheets as of March 31, 2002 and 2001	51
Consolidated Statements of Operations for the Years Ended March 31, 2002, 2001 and 2000	52
Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2002, 2001 and 2000	53
Consolidated Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000	54
Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	55

2.	Financial Statement Schedules. The following financial statement schedule of Symantec Corporation for the years ended March 31, 2002, 2001 and 2000 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation.

Schedule
II Valuation and Qualifying Accounts	88
Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.01	The AXENT Merger Agreement	S-4	333-46264	2.01	09/20/00
3.01	The Registrant’s Restated Certificate of Incorporation	*	000-17781	Annex G	10/17/95
3.02	The Registrant’s Bylaws, as amended and restated effective August 11, 1998	8-K		3.1	08/19/98
4.01	Registration Rights Agreement	S-4	33-35385	4.02	06/13/90

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.02	Amendment No. One to Registration Rights Agreement	10-K		4.03	04/02/93
4.03	Amendment No. Two to Registration Rights Agreement	10-K		4.04	04/02/93
4.04	Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina	*		Annex D	10/17/95
4.05	Support Agreement, dated November 22, 1995, between Symantec and Delrina	*		Annex E	10/17/95
4.06	Form of Voting and Exchange Trust Agreement, dated November 22, 1995, between Symantec and Delrina	*		Annex F	10/17/95
4.07	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares	8-A		4.1	08/19/98
4.08	Form of Note for Registrant’s 3% Convertible Subordinated Notes due November 1, 2006	S-3	333-77072	4.08	01/22/02
4.09	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2001	S-3	333-77072	4.09	01/22/02
4.10	Registration Rights Agreement between the Registrant and Credit Suisse First Boston Corporation dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2006	S-3	333-77072	4.10	01/22/02
10.01	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1	S-1	33-28655	10.17	05/19/89
					06/21/89
10.02	Amended Agreement Respecting Certain Rights of Publicity	S-4	33-35385	10.04	06/13/90
10.03**	Symantec Corporation Section 401(k) Plan, Summary Plan Description, amended as of August 1, 2000					X
10.04**	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect, under the Registrant’s 1988 Employees Stock Option Plan	S-4	33-35385	10.10	06/13/90

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.05**	1988 Employees Stock Option Plan, as amended to date	S-8	33-88694	4.02	01/23/95
10.06**	1993 Directors Stock Option Plan, as amended	10-Q		10.07	09/30/94
10.07**	1994 Patent Incentive Plan	S-8	33-60141	4.01	06/09/95
10.08**	1996 Equity Incentive Plan, as amended September 12, 2001					X
10.09**	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996	10-K		10.11	06/24/97
10.10**	Symantec Corporation 1998 Employee Stock Purchase Plan	S-8	333-52200	99.2	12/19/00
10.11**	Symantec Corporation Acquisition Plan, dated July 15, 1999	S-8	333-31526	4.03	03/02/00
10.12**	Symantec Corporation 2000 Directors Equity Incentive Plan	S-8	333-47648	99.1	10/10/00
10.13**	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	S-8	333-56874	99.1	03/12/01
10.14**	Symantec Corporation 1999 Acquisition Plan Stock Option Agreement with Acceleration by and between Symantec Corporation and Gary P. Warren	10-Q		10.01	08/11/00
10.15**	Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers	10-K		10.63	07/01/99
10.16**	Employment Agreement between Symantec Corporation and John W. Thompson	10-K		10.67	07/01/99
10.17**	Symantec Corporation Restricted Stock Purchase Agreement with John W. Thompson, dated April 14, 1999	S-8	333-31632	4.03	03/03/00
10.18**	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999	S-8	333-31540	4.03	03/03/00
10.19**	Employment offer by and between Symantec Corporation and Gail Hamilton	10-Q		10.03	08/11/00
10.20**	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001	10-Q		10.02	02/07/02
10.21**	Termination agreement by and between Symantec Corporation and Dana E. Siebert	10-Q		10.01	08/08/01
10.22**	Symantec Executive Severance Plan	10-K		10.93	06/22/01
10.23**	FY2002 Executive Annual Incentive Plan — President and CEO Plan					X
10.24**	FY2002 Executive Annual Incentive Plan — Chief Operating Officer	10-Q		10.03	02/07/02

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.25**	FY2002 Executive Annual Incentive Plan — Vice President Plan-grades 15, 16 & 20 (with Division/ Business Unit Objectives)					X
10.26**	FY2002 Executive Annual Incentive Plan — Vice President Plan-grades 15, 16 & 20 (No Division/ Business Unit Objectives)					X
10.27**	FY2002 Executive Annual Incentive Plan — Vice President Plan-grade 18					X
10.28**	FY2002 Executive 6-month Incentive Plan — President and CEO Plan					X
10.29**	FY2002 Executive 6-month Incentive Plan — Chief Operating Officer					X
10.30**	FY2002 Executive 6-month Incentive Plan — Vice President Plan-grades 15, 16, 18 & 20					X
10.31**	FY03 Executive Annual Incentive Plan — Chief Executive Officer					X
10.32**	FY03 Executive Annual Incentive Plan — President and Chief Operating Officer					X
10.33**	FY03 Executive Annual Incentive Plan — Vice President Plan-grades 15, 16, 18 & 20					X
10.34**	Promissory Note issued by Mansour Safai in favor of Symantec Corporation	10-K		10.52	07/01/99
10.35**	Promissory Note issued by John W. Thompson in favor of Symantec Corporation	10-K		10.54	07/01/99
10.36	Amended and Restated Participation Agreement, dated as of February 9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch	10-K		10.15	07/01/99
10.37	Amendment #2 to the Amended and Restated Participation Agreement, Master Lease and Deed of Trust, and Appendix A, dated as of February 2, 2000, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch	10-K		10.18	06/26/00

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.38	Third Amendment to Amended and Restated Participant Agreement, dated as of December 28, 2001, by and among Symantec Corporation, SMBC Leasing and Finance, Inc., other Institutions Identified Herein, The Bank of Nova Scotia, and Sumitomo Mitsui Banking Corporation	10-Q		10.05	02/07/02
10.39	Restated and Amended Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty	10-K		10.17	07/01/99
10.40	Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc	10-K		10.19	07/01/99
10.41	Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch	10-K		10.21	07/01/99
10.42	Amended and Restated Pledge Agreement, dated as of February 2, 1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent	10-K		10.24	07/01/99
10.43	Amended and Restated Assignment of Lease and Rent, dated as of February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch	10-K		10.26	07/01/99
10.44	Amended and Restated Loan Agreement, dated as of February 9, 1999, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch	10-K		10.37	07/01/99
10.45	Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance, Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited	10-Q		10.03	11/15/99

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.46	Participation Agreement, dated as of March 30, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, Wilmington Trust Company, the Holders and Lenders (as defined in the Participation Agreement), Fuji Bank, Limited, KeyBank National Association, and The Bank of Nova Scotia	10-K		10.94	06/22/01
10.47	Second Amendment to Participation Agreement, dated as of December 28, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, the Holders and Lenders (as defined in the Participation Agreement), and The Bank of Nova Scotia	10-Q		10.04	02/07/02
10.48	Annex A to Participation Agreement	10-K		10.95	06/22/01
10.49	First Amendment to Annex A to Participation Agreement, dated as of June 6, 2001	10-K		10.96	06/22/01
10.50	Master Lease Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.97	06/22/01
10.51	Lease Supplement No. 1, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.98	06/22/01
10.52	Lease Supplement No. 2, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.99	06/22/01
10.53	Pledge and Security Agreement, dated as of March 30, 2001, between Symantec Corporation and The Bank of Nova Scotia	10-K		10.001	06/22/01
10.54	Construction Agency Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.002	06/22/01
10.55	Supplement No. 1 to Construction Agency Agreement, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.003	06/22/01
10.56	Supplement No. 2 to Construction Agency Agreement, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.004	06/22/01
10.57	Office building lease, dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California	10-K		10.25	03/31/91
10.58	Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California	10-Q		10.01	11/15/99

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.59	Office building lease, dated as of April 9, 1998, between Hill Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom	10-Q		10.03	08/11/98
10.60	Assignment of Copyright and Other Intellectual Property Rights	S-4	33-35385	10.37	06/13/90
10.61	Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation	8-K		10.01	10/05/98
10.62	Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation and Symantec Limited	8-K		99.01	01/14/00
21.01	Statement Regarding Computation of Ratios					X
21.02	Subsidiaries of the Registrant					X
23.01	Consent of Ernst & Young LLP, Independent Auditors					X

*	Form is the Registrant’s Joint Management Information Circular and Proxy Statement.

**	Indicates a management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K: We did not file any current reports on Form 8-K during the last quarter covered by this report.

      (c) Exhibits: We hereby file as part of this Form 10-K the exhibits listed in Item 14(a) 3, as set forth above.

      (d) Financial Statement Schedules: We hereby file as part of this Form 10-K the schedule listed in Item 14(a) 2, as set forth above.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Symantec Corporation

      We have audited the accompanying consolidated balance sheets of Symantec Corporation as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

April 22, 2002

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

	(In thousands,
	except par value)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,375,051	$557,027
Trade accounts receivable, net	89,223	116,661
Inventories	7,463	5,855
Deferred income taxes	68,621	76,426
Other	22,461	25,932

Total current assets	1,562,819	781,901
Restricted investments	124,313	74,534
Property, equipment and leasehold improvements, net	186,305	93,219
Deferred income taxes	3,152	3,900
Acquired product rights, net	72,193	104,287
Goodwill, net	521,949	713,550
Other, net	31,874	20,190

	$2,502,605	$1,791,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,057	$66,109
Accrued compensation and benefits	54,419	46,420
Deferred revenue	331,100	183,256
Other accrued expenses	70,745	43,385
Income taxes payable	52,777	73,547

Total current liabilities	579,098	412,717
Convertible subordinated debentures	600,000	—
Other long-term obligations	3,631	2,363
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 300,000; issued and outstanding: 143,559 and 144,012 shares, respectively)	1,436	720
Capital in excess of par value	1,194,173	1,179,675
Accumulated other comprehensive loss	(53,013)	(48,872)
Unearned compensation	(372)	(895)
Retained earnings	177,652	245,873

Total stockholders’ equity	1,319,876	1,376,501

	$2,502,605	$1,791,581

The accompanying Summary of Significant Accounting Policies and Notes to

Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except
	net income (loss) per share)
Net revenues	$1,071,438	$853,554	$745,725
Cost of revenues	194,610	123,860	121,073

Gross margin	876,828	729,694	624,652
Operating expenses:
Research and development	163,979	126,673	108,425
Sales and marketing	428,495	349,921	306,755
General and administrative	53,880	44,784	42,150
Amortization of goodwill	196,806	71,336	17,884
Amortization of other intangibles from acquisitions	2,144	1,416	917
Acquired in-process research and development	—	22,300	4,300
Restructuring, site closures and other expenses	20,428	3,664	9,018
Litigation judgment	3,055	—	—

Total operating expenses	868,787	620,094	489,449

Operating income	8,041	109,600	135,203
Interest income	31,717	33,257	13,408
Interest expense	(9,169)	—	(22)
Income, net of expense, from sale of technologies and product lines	15,536	20,448	107,358
Other income (expense), net	(627)	(22,525)	1,344

Income before income taxes	45,498	140,780	257,291
Provision for income taxes	73,649	76,844	87,143

Net income (loss)	$(28,151)	$63,936	$170,148

Net income (loss) per share — basic	$(0.20)	$0.49	$1.47

Net income (loss) per share — diluted	$(0.20)	$0.47	$1.37

Shares used to compute net income (loss) per share — basic	143,604	129,474	115,740

Shares used to compute net income (loss) per share — diluted	143,604	136,474	124,428

The accompanying Summary of Significant Accounting Policies and Notes to

Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Notes	Accum
		Capital in	Receivable	Other			Total
	Common	Excess of	from	Comp	Unearned	Retained	Stockholders’
	Stock	Par Value	Stockholders	Loss	Compensation	Earnings	Equity

	(In thousands)
Balances, March 31, 1999	$569	$315,698	$(144)	$(19,110)	$—	$48,100	$345,113
Components of comprehensive income:
Net income	—	—	—	—	—	170,148	170,148
Unrealized loss on available-for-sale securities	—	—	—	(2,069)	—	—	(2,069)
Translation adjustment	—	—	—	(6,528)	—	—	(6,528)

Total comprehensive income							161,551

Issued common stock:
8,676 shares under stock plans	43	70,640	—	—	—	—	70,683
200 shares of restricted stock	1	1,299	—	—	(1,300)	—	—
Amortization of unearned compensation	—	—	—	—	623	—	623
Agreement with former CEO	—	1,232	120	—	—	—	1,352
Repurchased 2,000 shares of common stock	(10)	(10,571)	—	—	—	(8,149)	(18,730)
Income tax benefit related to stock options	—	57,365	—	—	—	—	57,365

Balances, March 31, 2000	603	435,663	(24)	(27,707)	(677)	210,099	617,957
Components of comprehensive income:
Net income	—	—	—	—	—	63,936	63,936
Unrealized gain on available-for-sale securities	—	—	—	2,987	—	—	2,987
Translation adjustment	—	—	—	(24,152)	—	—	(24,152)

Total comprehensive income							42,771

Issued common stock:
4,338 shares under stock plans	22	45,612	—	—	—	—	45,634
29,056 shares to AXENT stockholders and assumption of outstanding AXENT stock options	145	906,212	—	—	(992)	—	905,365
Amortization of unearned compensation	—	—	—	—	774	—	774
Repayment of notes receivable from stockholder	—	—	24	—	—	—	24
Repurchased 10,000 shares of common stock	(50)	(216,198)	—	—	—	(28,162)	(244,410)
Income tax benefit related to stock options	—	8,386	—	—	—	—	8,386

Balances, March 31, 2001	720	1,179,675	—	(48,872)	(895)	245,873	1,376,501
Components of comprehensive (loss):
Net loss	—	—	—	—	—	(28,151)	(28,151)
Unrealized gain on available-for-sale securities	—	—	—	104	—	—	104
Translation adjustment	—	—	—	(4,245)	—	—	(4,245)

Total comprehensive loss							(32,292)

Issued common stock:
9,187 shares under stock plans	61	133,281	—	—	—	(8)	133,334
Stock dividend	703	—	—	—	—	(703)	—
Amortization of unearned compensation	—	—	—	—	523	—	523
Repurchased 9,640 shares of common stock	(48)	(165,013)	—	—	—	(39,359)	(204,420)
Income tax benefit related to stock options	—	46,230	—	—	—	—	46,230

Balances, March 31, 2002	$1,436	$1,194,173	$—	$(53,013)	$(372)	$177,652	$1,319,876

The accompanying Summary of Significant Accounting Policies and Notes to

Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Operating Activities:
Net income (loss)	$(28,151)	$63,936	$170,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	38,777	31,977	25,011
Amortization of debt issuance costs	1,300	—	—
Amortization and write-off of acquired product rights	33,840	16,112	7,719
Amortization of goodwill and other intangibles from acquisitions	198,950	72,752	18,801
Write-off of equipment and leasehold improvements	7,232	—	3,283
Acquired in-process research and development	—	22,300	4,300
Deferred income taxes	13,482	(18,333)	(26,263)
Net loss on equity investments	—	24,226	—
Gain on divestiture of ACT! product line	—	—	(18,285)
Gain on divestiture of Visual Café product line	—	—	(68,523)
Gain on divestiture of the web access management product line	(392)	—	—
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	26,628	(48,165)	26,495
Inventories	(1,638)	(390)	(150)
Other current assets	6,000	(4,585)	(2,184)
Other assets	174	3,368	(5,425)
Accounts payable	4,414	14,556	(1,463)
Accrued compensation and benefits	8,112	21,517	5,931
Deferred revenue	152,376	72,594	34,848
Other accrued expenses	23,066	(26,391)	2,858
Income taxes payable	(20,471)	69,490	(11,432)
Other long-term obligations	1,268	1,173	1,190
Income tax benefit from stock options	46,230	8,386	57,365

Net cash provided by operating activities	511,197	324,523	224,224

Investing Activities:
Capital expenditures	(140,857)	(61,172)	(28,455)
Purchased intangibles	(1,060)	(1,500)	(1,138)
Purchase of Foster-Melliar	(2,000)	—	—
Purchase of Lindner & Pelc	(2,137)	—	—
Purchase of equity investments	(3,000)	(18,000)	—
Purchase of 20/20 Software	(1,535)	(10,760)	—
Proceeds from divestiture of Visual Café product line	—	—	75,000
Purchase of L-3 Network Security’s operations	—	—	(20,090)
Purchase of URLabs	—	—	(42,100)
Purchase of IBM’s antivirus business	—	—	(8,000)
Purchase of Quarterdeck	—	—	(16,394)
Cash acquired in business purchases	—	37,414	61
Purchases of marketable securities	(1,311,697)	(591,776)	(569,688)
Proceeds from sales of marketable securities	642,802	662,592	286,607
Purchases of long-term, restricted investments	(49,779)	—	(10,551)
Proceeds from sales of long-term investments	—	7,422	4,270

Net cash provided by (used in) investing activities	(869,263)	24,220	(330,478)

Financing Activities:
Net proceeds from issuance of convertible subordinated debentures	584,625	—	—
Repurchases of common stock	(204,420)	(244,410)	(18,730)
Net proceeds from sale of common stock and other	133,857	46,432	71,314
Principal payments on long-term obligations	—	(363)	(1,092)

Net cash provided by (used in) financing activities	514,062	(198,341)	51,492

Effect of exchange rate fluctuations on cash and cash equivalents	(4,682)	(10,452)	(1,128)

Increase (decrease) in cash and cash equivalents	151,314	139,950	(55,890)
Beginning cash and cash equivalents	227,923	87,973	143,863

Ending cash and cash equivalents	$379,237	$227,923	$87,973

Supplemental cash flow disclosures:
Income taxes paid (net of refunds) during the year	$34,240	$24,223	$66,309

The accompanying Summary of Significant Accounting Policies and Notes to

Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

      Symantec provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, vulnerability management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 38 countries worldwide.

      All Symantec share and per share amounts have been adjusted to reflect the two-for-one stock split effected as a stock dividend, which became effective January 31, 2002.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions and Divestitures

      During the three years ended March 31, 2002, we acquired:

•	Lindner & Pelc Consult GmbH in the September 2001 quarter;

•	the enterprise security division of Foster-Melliar Limited also in the September 2001 quarter;

•	AXENT Technologies, Inc. in the December 2000 quarter;

•	L-3 Network Security’s operations in the March 2000 quarter;

•	20/20 Software also in the March 2000 quarter; and

•	URLabs in the September 1999 quarter.

      Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition.

      We divested our web access management product line on August 24, 2001 and the Visual Café and substantially all of the ACT! product lines on December 31, 1999. These product lines are included in the results of operations prior to disposition and are included in our Other segment.

      See Note 3 of Notes to Consolidated Financial Statements.

Fiscal Years

      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2002, 2001 and 2000 reflect amounts as of and for the periods ended March 29, 2002, March 30, 2001 and March 31, 2000, respectively. The fiscal accounting years ended March 29, 2002, March 30, 2001 and March 31, 2000 each comprised 52 weeks of operations. The fiscal accounting year ending April 2, 2003 will comprise of 53 weeks of operations.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SYMANTEC CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Foreign Currency Translation

      The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are shown separately as a component of stockholders’ equity. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income (loss).

Revenue Recognition

      We derive revenue primarily from sales of packaged products, perpetual license agreements, product maintenance and professional services, and recognize this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as modified by SOP 98-9, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, when the following conditions have been met:

•	persuasive evidence of an arrangement exists;

•	passage of title occurs;

•	delivery has occurred or services have been rendered;

•	if applicable, customer acceptance has been received;

•	collection of a fixed or determinable license fee is considered reasonably assured; and

•	if appropriate, reasonable estimates of future product returns have been made.

      We sell packaged products through a multi-tiered distribution channel. We defer revenue on all distribution and reseller channel inventory in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers and end-user customers. We estimate and record reserves for end-user product returns and channel and end-user rebates, and we account for these reserves as an offset to revenue.

      We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is deferred and recognized ratably over the period of the agreements.

      Our professional services include consulting, education, and managed security services. We recognize consulting services revenue as services are performed or upon written acceptance from customers, if applicable. We recognize education services revenue as services are performed. We recognize managed security services revenue ratably over the period that such contracted services are provided.

      In arrangements that include software licenses and maintenance and/or professional services and packaged products with content updates (“multiple elements”), we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. If VSOE does not exist for undelivered items such as maintenance or professional services, then the entire arrangement fee is recognized over the performance period.

Cash Equivalents, Short-term Investments and Restricted Investments

      We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents, short-term investments and restricted investments are classified as available-for-sale as of the balance sheet dates. These securities are reported at fair market value and any unrealized gains and losses are included as a component in stockholders’ equity in accumulated other

SYMANTEC CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other income (expense). The cost of securities sold is based upon the specific identification method.

Equity Investments

      We have equity investments in privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. We regularly review our investment’s actual and forecasted operating results, financial position and liquidity, and business and industry factors in assessing whether a decline in value of an equity investment has occurred that is other than temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in other income (expense).

Derivative Financial Instruments

      We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward exchange contracts. We enter into forward exchange contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions.

      Gains and losses on the contracts are included in other income (expense) in the period that gains and losses on the underlying transactions are recognized, and generally offset. The fair value of forward exchange contracts approximates cost due to the short maturity periods.

Inventories

      Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis. Inventory consists of raw materials and finished goods.

Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

•	computer hardware and software — three to five years;

•	office furniture and equipment — three to five years;

•	leasehold improvements — the shorter of the lease term or seven years; and

•	buildings — twenty five to thirty years.

Acquired Product Rights

      Acquired product rights are comprised of purchased product rights, technologies and workforce-in-place and are stated at cost less accumulated amortization. Amortization of purchased product rights and technologies is provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years, and is included in cost of revenues or income (net of expense) from sale of technologies and product lines. Effective April 1, 2002, the net balance of workforce-in-place will be reclassified to goodwill and will no longer be amortized but will be subject to an annual impairment test (see Recent Accounting Pronouncements).

SYMANTEC CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

Goodwill

      Goodwill is recorded through acquisitions and is stated at cost less accumulated amortization. For acquisitions completed prior to July 1, 2001, amortization in each case was provided on a straight-line basis over the estimated useful life of the respective goodwill, generally four to five years, and was included in operating expenses. Effective April 1, 2002, the net balance of goodwill related to acquisitions completed prior to July 1, 2001 will no longer be amortized but will be subject to an annual impairment test (see Recent Accounting Pronouncements). For acquisitions completed subsequent to June 30, 2001, goodwill was not amortized and will be subject to an annual impairment test.

Long-Lived Assets

      Long-lived assets, including property, equipment, leasehold improvements, acquired product rights and goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. No impairments have been indicated to date. Effective April 1, 2002, impairment of goodwill and other long-lived assets will be assessed according to new accounting guidelines (see Recent Accounting Pronouncements).

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

Net Income (Loss) Per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares during the periods. Diluted net income (loss) per share also includes the assumed conversion of all of the outstanding convertible subordinated debentures and assumed exercising of options, if dilutive in the period. Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.

Concentrations of Credit Risk

      Our product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of our revenues and net income (loss) is derived from international sales and independent agents and distributors. Distributors that accounted for more than 10% of net revenues included: Ingram Micro Inc. of 23%, 26% and 39% during fiscal 2002, 2001 and 2000, respectively; Tech Data Group of

SYMANTEC CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

11% and 12% during fiscal 2002 and 2000, respectively; and Merisel of 11% during fiscal 2000. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or nonperformance by independent agents or distributors could adversely affect operating results.

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, restricted investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. We are exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

Legal Expenses

      We accrue estimated legal expenses for lawsuits only when both of the conditions of SFAS No. 5, Accounting for Contingencies, are met. Costs for external attorney fees are accrued when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. If both of these conditions are not met, management records the related legal expenses when incurred. Amounts accrued by us are not discounted. The material assumptions used to estimate the amount of legal expenses include:

•	the monthly legal expense incurred by our external attorneys on the particular case being evaluated;

•	communication between us and our external attorneys on the expected duration of the lawsuit and the estimated expenses during that time;

•	our strategy regarding these lawsuits;

•	deductible amounts under our insurance policies; and

•	past experiences with similar lawsuits.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. We will adopt SFAS No. 142 in our first quarter of fiscal 2003. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill and intangible assets deemed to have indefinite lives with a net carrying value of approximately $525.9 million, net of a deferred tax liability, as of March 31, 2002. As a result of the discontinuance of the amortization of goodwill existing as of March 31, 2002 and excluding the impact of potential impairment charges, the application of SFAS No. 142 is expected to result in an increase in our results of operations of approximately $198.4 million during fiscal 2003. During the first six months of fiscal 2003, we will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives as of April 1, 2002, using the two-step process required under SFAS 142. We have not yet determined what effect these tests will have on our earnings and financial position.

      In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We will adopt this statement on April 1, 2002. Adoption of this statement is not expected to have a material impact on our financial position or results of operations.

SYMANTEC CORPORATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)

      The lessors associated with lease agreements relating to certain of our facilities, described under Synthetic Leases in Note 7 of Notes to Consolidated Financial Statements, are special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. The FASB has indicated that it will, prior to June 30, 2002, issue proposed new rules on accounting for “Entities That Lack Sufficient Independent Economic Substance”, including special purpose entities, in the form of an Interpretation to SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements. Based on public comments from the FASB to date, the proposed interpretation will provide guidance for determining when an entity (such as us), the Primary Beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the Primary Beneficiary. The expected proposed Interpretation may result in us having to consolidate the operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements. The effective date of these proposed new rules on our current operating leases could be as early as the beginning of our fiscal year 2004, and sooner on any new leases entered into after the new rules’ effective date which utilize special purpose entities or equivalent structures.

Reclassifications

      Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income (loss). All related financial information has been restated to conform to this presentation.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Balance Sheet Information

	March 31,

	2002	2001

	(In thousands)
Cash, cash equivalents and short-term investments:
Cash	$123,030	$97,685
Cash equivalents	256,207	130,238
Short-term investments	995,814	329,104

	$1,375,051	$557,027

Trade accounts receivable, net:
Receivables	$99,304	$125,000
Less:allowance for doubtful accounts	(10,081)	(8,339)

	$89,223	$116,661

Property, equipment and leasehold improvements, net:
Computer hardware and software	$260,170	$189,497
Office furniture and equipment	49,887	43,752
Buildings and land	41,671	—
Leasehold improvements	35,265	30,313

	386,993	263,562
Less:accumulated depreciation and amortization	(200,688)	(170,343)

	$186,305	$93,219

Acquired product rights, net:
Purchased product rights, technologies and workforce-in-place	$136,112	$136,029
Less:accumulated amortization of purchased product rights, technologies and workforce-in-place	(63,919)	(31,742)

	$72,193	$104,287

Goodwill, net:
Goodwill	$814,152	$808,947
Less: accumulated amortization	(292,203)	(95,397)

	$521,949	$713,550

Accumulated other comprehensive loss:
Unrealized gain on available-for-sale securities	$718	$614
Cumulative translation adjustment	(53,731)	(49,486)

	$(53,013)	$(48,872)

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Statement of Operations Information

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Technical support costs included in sales and marketing	$18,415	$26,968	$32,427
Advertising expense	$34,657	$46,884	$43,630

      Technical support costs, included in sales and marketing, relate to the estimated cost of providing free post-contract support and were accrued at the time of product sale. Advertising expenditures were charged to operations as incurred.

Note 3.     Acquisitions and Divestitures

Acquisition of Lindner & Pelc

      On August 30, 2001, we purchased 100% of the outstanding shares of Lindner & Pelc Consult GmbH, a security services and implementation company in Berlin, Germany, for approximately $2.2 million. The transaction was accounted for as a purchase and we recorded approximately $2.1 million in goodwill. As we acquired Lindner & Pelc subsequent to June 30, 2001, the related goodwill will not be amortized, but will be subject to an annual impairment test in accordance with SFAS No. 142. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through September 2004. The maximum aggregate amount of such contingency payments is approximately $2.0 million.

Acquisition of Foster-Melliar’s Enterprise Security Management Division

      On July 11, 2001, we acquired the enterprise security management division of Foster-Melliar Limited, an IT services company located in Johannesburg, South Africa. We paid approximately $1.5 million for these assets and the IT services business. The transaction was accounted for as a purchase and we recorded approximately $1.5 million of goodwill. As we acquired Foster-Melliar’s enterprise security management division subsequent to June 30, 2001, the related goodwill will not be amortized, but will be subject to an annual impairment test in accordance with SFAS No. 142. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through fiscal year 2004. The maximum aggregate amount of such contingency payments is $1.5 million. During the March 2002 quarter, an amount of $500,000 was recorded as goodwill, as it was determined that such amounts will be paid. The amount of $500,000 represents contingency payments, of which the entire amount remains as an accrual as of March 31, 2002.

Acquisition of AXENT

      On December 18, 2000, we acquired 100% of the outstanding common stock of AXENT Technologies, Inc. by issuing approximately 29,056,000 shares of our common stock to AXENT shareholders. We also assumed all of the outstanding AXENT employee stock options valued at approximately $87.0 million. A valuation specialist used our estimates to establish the amount of acquired in-process research and

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development. The transaction was accounted for as a purchase. The acquisition was initially recorded during fiscal 2001 for approximately $924.7 million and allocated as follows (in thousands):

Net tangible assets of AXENT	$130,517
In-process research and development	22,300
Tradename	4,100
Workforce-in-place	10,670
Developed technology	75,500
Deferred income taxes	(19,080)
Unearned compensation	992
Goodwill	699,660

Total purchase price	$924,659

      During fiscal 2001, we also accrued approximately $18.3 million in acquisition related expenses, which included financial advisory, legal and accounting, duplicative site and fixed assets, and severance costs. These acquisition related expenses were paid by the end of the December 2001 quarter.

      After filing the pre-acquisition tax returns of AXENT during the December 2001 quarter, we identified additional tax losses and other beneficial tax attributes available from the pre-acquisition periods of AXENT. As a result, we recorded additional deferred tax assets of $5 million attributable to these carryforward tax benefits, with a corresponding offset to goodwill.

      During the September 2001 quarter, we divested the web access management product line that we acquired with our acquisition of AXENT. As a result, we wrote off approximately $804,000 of net workforce-in-place related to this product line (see Divestiture of Web Access Management Product Line).

      During the June 2001 quarter, we resolved certain pre-acquisition contingencies, and as a result, we increased the purchase price and goodwill by $4.5 million, of which $1.2 million remains as an accrual as of March 31, 2002.

      The amount allocated to tradename, workforce-in-place, developed technology and goodwill is being amortized over their useful lives of four years. Commencing in fiscal 2003, however, the remaining balance of workforce-in-place and goodwill will no longer be amortized. Instead they will be subject to an annual impairment test in accordance with SFAS No. 142. The unearned compensation related to the options assumed as part of the acquisition is being amortized over the remaining vesting period.

Acquisition of 20/20 Software

      On March 31, 2000, we purchased 100% of the outstanding common stock of 20/20 Software for up to $16.5 million. The terms of the agreement required two guaranteed payments totaling approximately $7.5 million. We originally recorded approximately $6.1 million for goodwill and $2.3 million for acquired product rights, offset by $900,000 in related income tax liabilities, which accounted for the $7.5 million guaranteed purchase price. In addition, the agreement required contingent payments that were based on targeted future sales of certain of our products from July 1, 2000 to June 30, 2001, with a cumulative maximum contingency amount of $9.0 million. We recorded contingent amounts of approximately $523,000, $4.2 million and $1.6 million during the September 2000, March 2001 and June 2001 quarters, respectively, resulting in a cumulative increase in the purchase price of $6.3 million, which was allocated to goodwill. The goodwill and acquired product rights are being amortized over a five-year period. Commencing in fiscal 2003, however, the remaining balance of goodwill will no longer be amortized. Instead it will be subject to an annual impairment test in accordance with SFAS No. 142.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of L-3 Network Security

      On March 9, 2000, we acquired the operations of L-3 Network Security for a one-time cash payment of approximately $20.1 million. The transaction was accounted for as a purchase. In connection with the transaction, we recorded approximately $3.1 million for acquired in-process research and development, $12.4 million for goodwill, $3.9 million for acquired product rights and $900,000 for other tangible and intangible assets. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The goodwill, acquired product rights and other intangibles are being amortized over a five-year period. Commencing in fiscal 2003, however, the remaining balance of workforce-in-place and goodwill will no longer be amortized. Instead they will be subject to an annual impairment test in accordance with SFAS No. 142.

Acquisition of URLabs

      On July 21, 1999, we purchased 100% of the outstanding common stock of URLabs for a one-time cash payment of approximately $42.1 million. The transaction was accounted for as a purchase. In connection with the transaction, we recorded approximately $1.2 million for acquired in-process research and development, $37.0 million for goodwill, $5.2 million for acquired product rights, $1.4 million for other intangible assets and $600,000 for other acquired assets, offset by approximately $2.7 million in related income tax liabilities. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The goodwill, acquired product rights and other intangibles are being amortized over a five-year period. Commencing in fiscal 2003, however, the remaining balance of workforce-in-place and goodwill will no longer be amortized. Instead they will be subject to an annual impairment test in accordance with SFAS No. 142.

      The following table outlines the values of the above referenced fiscal 2000 acquisitions’ net tangible and intangible assets, adjusted for final purchase price allocations, as certain pre-acquisition contingencies that existed upon acquisition have been resolved:

	Allocated Purchase Price Components

		Acquired	Acquired			Income	Other
	Purchase	In-Process	Product		Other	Tax	Assets
	Price	R&D	Rights	Goodwill	Intangibles	Liabilities	Acquired

	(In thousands)
20/20	$13,864	$—	$2,250	$12,437	$—	$(900)	$77
L-3	20,240	3,100	3,860	12,396	600	—	284
URLabs	42,700	1,200	5,210	37,000	1,400	(2,710)	600

Total	$76,804	$4,300	$11,320	$61,833	$2,000	$(3,610)	$961

Pro Forma (unaudited)

      The following summary of pro forma results of operations data during fiscal 2001 and 2000 are presented as if the AXENT acquisition had occurred at the beginning of fiscal 2000. The pro forma information excludes $22.3 million of acquired in-process research and development. The pro forma information has been prepared

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2000 or of future operating results.

	Year Ended March 31,

	2001	2000

	(In thousands,
	except net income per
	share; unaudited)
Net revenues	$944,150	$867,437

Net income	$75,841	$169,312

Basic net income per share	$0.49	$1.17

Diluted net income per share	$0.48	$1.11

Divestiture of the Web Access Management Product Line

      On August 24, 2001, we sold assets and transferred liabilities and employees related to our web access management product line to PassGo Technologies Ltd. for approximately $1.1 million in cash. The assets primarily consisted of fixed assets. The liabilities related to certain revenue deferrals related to the web access management products. We wrote off and transferred approximately $2.3 million of net fixed assets and $804,000 of net workforce-in place. In addition, we accrued approximately $311,000 in transaction costs. These expenses were offset by approximately $2.9 million in revenue deferrals due to the fact that no future obligations existed for us. We recorded a pre-tax gain of approximately $392,000 on the divestiture, which was recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

      We also entered into an exclusive license and option agreement with PassGo whereby they will license our web access management technology products. In consideration for the license, PassGo is required to pay us quarterly royalties based on their net revenue starting at 30% and declining to 10% over a four-year period. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we are recognizing these royalties as payments are due. We believe that we will ultimately realize the remaining value attributable to the developed technology related to the web access management products, and, therefore, we will continue to amortize this remaining value, which was initially determined in connection with the purchase price of AXENT, as referred to above. During fiscal 2002, we recorded approximately $1.1 million for the amortization of developed technology in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations. PassGo also has an option to purchase the technology at a price starting at $18.8 million and declining to $3.3 million over a four-year period.

Divestiture of the Visual Café Product Line

      On December 31, 1999, we sold the principal assets and liabilities of the Visual Café product line to WebGain, Inc. The assets primarily consisted of fixed assets and intangible assets. The liabilities related to certain revenue deferrals recorded on our balance sheet as of December 31, 1999. In exchange for the assets and liabilities sold to WebGain, we received $75.0 million in a lump-sum cash payment on December 31, 1999. We wrote off or transferred approximately $4.7 million of capitalized software, fixed assets and inventory related to the Visual Café product line. In addition, we accrued approximately $1.4 million in transaction costs and $400,000 in severance packages for the affected employees. As a result, we recorded a pre-tax gain of approximately $68.5 million on the divestiture during fiscal 2000, which was recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Divestiture of ACT! Product Line

      On December 31, 1999, we licensed substantially all of the ACT! product line technology, on an exclusive basis, to Interact Commerce Corporation, previously SalesLogix, for a period of four years. In addition, we sold the inventory and fixed assets related to the ACT! product line to Interact. In consideration for the license and assets, Interact transferred to us 623,247 shares of its unregistered common stock. These shares were valued at approximately $20.0 million as of December 6, 1999, the date the license was signed and the date the number of shares was determined. As a result of the license, we recognized approximately $20.0 million from the shares received and wrote off or transferred to Interact $400,000 of inventory and fixed assets attributed to the ACT! product line. In addition, we accrued approximately $1.3 million for transaction related costs. After recognizing these above amounts, we recorded a pre-tax gain of approximately $18.3 million during fiscal 2000, which was recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

      During the March 2001 quarter, Interact entered into a plan to merge with The Sage Group plc and we recorded a loss of approximately $12.5 million as other expense related to the other than temporary decline in value of our investment in Interact. As a result of the merger, we received approximately $7.5 million upon the surrender of the Interact shares in July 2001.

      In addition to the shares received from Interact, Interact is required to pay us quarterly royalty payments for four years. Interact will pay these royalties based on future revenues set forth in the License, up to an aggregate maximum of $57.0 million. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we are recognizing these royalties as payments are due. We recorded approximately $15.5 million, $19.3 million and $5.0 million of royalty payments during fiscal 2002, 2001 and 2000 in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations. At the end of the four-year period, Interact has the exclusive option, for a period of 30 days, to purchase the licensed technology from us for $60 million less all royalties paid to us to date.

Other Royalties and Transition Fees

      In accordance with individual transition agreements, PassGo, WebGain and Interact paid us royalties and/or fees for invoicing, collecting receivables, shipping and other operational and support activities. We recorded approximately $694,000, $801,000 and $894,000 for these royalties and/or fees during fiscal 2002, 2001 and 2000, respectively, in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

Divestiture of Electronic Forms

      During September 1996, we sold our electronic forms software product line and related tangible assets to JetForm Corporation, payable in installments through the June 2000 quarter. We received installment payments from JetForm of approximately $397,000 and $14.7 million during fiscal 2001 and 2000, respectively. Due to the uncertainty regarding the ultimate collectibility of these installments, we recognized the related amounts as payments were due and collectibility was assured from JetForm. Installment payments from JetForm were recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income, net of expense, from sale of technologies and product lines were as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Royalties from Interact	$15,500	$19,250	$5,000
Gain on divestiture of:
Web access management product line	392	—	—
Visual Café product line	—	—	68,523
ACT! product line	—	—	18,285
Amortization of developed technology related to web access management product line	(1,050)	—	—
Other royalties and transition fees	694	801	894
Payments from JetForm	—	397	14,656

Income, net of expense, from sale of technologies and product lines	$15,536	$20,448	$107,358

Note 4.     Acquired product rights

      During fiscal 2002, we recorded approximately $1.1 million of non-acquisition product rights. This increase was offset by a write off of $804,000 for net workforce-in-place related to our divestiture of our web access management product line. During fiscal 2001, we recorded approximately $86.2 million of acquired product rights, related to our acquisition of AXENT. During fiscal 2000, we recorded approximately $11.3 million of acquired product rights, primarily related to our acquisitions of 20/20, L-3 and URLabs.

      During fiscal 2002, amortization of acquired product rights totaled approximately $32.2 million, of which $31.1 million and $1.1 million was recorded in cost of revenues and income (net of expense) from sale of technologies and product lines, respectively. During fiscal 2001 and 2000, amortization of acquired product rights totaled approximately $17.3 million and $9.7 million during fiscal 2001 and 2000, respectively, and was recorded in cost of revenues. Acquired product rights, with the exception of workforce-in-place, will be amortized over the next four years. Effective April 1, 2002, the remaining balance of workforce-in-place of approximately $3.9 million, net of a deferred tax liability, will no longer be amortized but will be subject to an annual impairment test in accordance with SFAS No. 142. See Note 3 of Notes to Consolidated Financial Statements.

Note 5.     Investments

Cash Equivalents, Short-term Investments and Trading Investments

      All cash equivalents and short-term investments were classified as available-for-sale securities, except for our trading securities. We maintain a trading asset portfolio in connection with our executive deferred compensation arrangements that consists of marketable equity securities, which had a fair value of approximately $1.1 million and $1.2 million as of March 31, 2002 and 2001, respectively. Any activity related to these trading assets has a corresponding effect on the carrying value of the related deferred compensation liability. These trading assets have not been separately disclosed on the balance sheet due to their immaterial amounts and were instead included in the following tabular disclosures.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of the cash equivalents and short-term investments consisted of the following:

	March 31,

	2002	2001

	(In thousands)
Corporate securities	$478,632	$218,010
Taxable auction rate securities	226,906	5,006
Money market funds	201,107	66,597
Asset backed securities	168,427	—
Corporate bonds	104,015	—
US government and government-sponsored securities	65,089	15,262
Bank securities and deposits	7,845	146,988
Equity securities	—	7,479

Total available-for-sale and trading investments	1,252,021	459,342
Less: amounts classified as cash equivalents	(256,207)	(130,238)

	$995,814	$329,104

      The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 31, 2002 was as follows:

(In thousands)

Due in one year or less	$871,822
Due after one year and through 3 years	380,199

$1,252,021

      Except for equity securities, fair values of cash equivalents, short-term investments and trading assets approximate cost primarily due to the short-term maturities of the investments and the absence of changes in security credit ratings.

      As of March 31, 2002, we held no publicly traded equity securities. As of March 31, 2001, equity securities of approximately $7.5 million consisted of 623,247 shares of Interact. During the March 2001 quarter, Interact entered into a plan to merge with The Sage Group plc and we recorded a loss of approximately $12.5 million as other expense related to the other than temporary decline in value of our investment in Interact. As a result of the merger, we received approximately $7.5 million upon the surrender of the Interact shares in July 2001.

      Unrealized gains and losses on available-for-sale securities are reported as a component of stockholders’ equity and were approximately $718,000 and $614,000 as of March 31, 2002 and 2001, respectively.

Unregistered Equity Investments

      As of March 31, 2002 and 2001, we held unregistered equity investments of approximately $8.4 million in three privately held companies and $5.4 million in one privately held company, respectively. These investments were recorded at cost. These investments were classified as other long-term assets on the Consolidated Balance Sheets.

      During the March 2001 quarter, we recognized a decline in value of approximately $12.6 million determined to be other than temporary on our privately held investment. Also during the March 2001 quarter, we recorded a gain of approximately $900,000 on another investment, as a result of this privately held company being acquired by another entity. This investment was acquired as a result of our acquisition of

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AXENT. The other than temporary decline in value and gain on investment were recorded as other income (expense) on the Consolidated Statements of Operations.

Restricted Investments

      As of March 31, 2002 and 2001, the estimated fair value of our restricted investments was approximately $124.3 million and $74.5 million, respectively, and consisted of U.S. Treasury securities or certificates of deposits. Our available-for-sale restricted investments relate to certain collateral requirements for lease agreements associated with our corporate facilities in Cupertino, California and facilities in Newport News, Virginia and Springfield, Oregon. These amounts were classified as non-current restricted investments on the Consolidated Balance Sheets.

Derivative Financial Instruments

      During the periods covered by the consolidated financial statements, we did not use any derivative instrument for trading purposes. We utilize some natural hedging to mitigate our exposures and we manage certain residual balance sheet exposures through the use of one-month forward exchange contracts. We enter into forward exchange contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. The fair value of forward exchange contracts approximates cost due to the short maturity periods. As of March 31, 2002, the notional amount of our forward exchange contracts was approximately $239.6 million, all of which mature in 35 days or less. We do not hedge our foreign currency translation risk.

Note 6.     Convertible Subordinated Debentures

      On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were approximately $584.6 million. The debentures are convertible into shares of Symantec’s common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the debentures on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest will be paid semi-annually, commencing May 1, 2002. Debt issuance costs related to the 3% convertible subordinated debentures will be amortized on a straight-line basis through November 1, 2006. We have reserved approximately 17.6 million shares of common stock for issuance upon conversion of the 3% convertible subordinated debentures.

Note 7.     Commitments

      We lease certain of our facilities and equipment under operating leases that expire at various dates through 2018. We currently sublease some space under various operating leases that will expire at various dates through 2012.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The future fiscal year minimum operating lease commitments were as follows as of March 31, 2002:

(In thousands)
2003	$26,901
2004	20,185
2005	14,502
2006	9,314
2007	7,021
Thereafter	8,147

Operating lease commitments	86,070
Sublease income	(22,818)

Net operating lease commitments	$63,252

Synthetic Leases

      In addition, we have two real estate leasing arrangements that we have classified as operating leases. The related future minimum commitments for these leases were included in the above table.

      One of the lease arrangements is for two existing office buildings in Cupertino, California. Lease payments for these facilities are based on the three-month LIBOR in effect at the beginning of each fiscal quarter plus a specified margin. We have the right to acquire the related properties at any time during the seven-year lease period ending February 1, 2006. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $66.0 million, representing approximately 84% of the lessor’s purchase price of the property.

      On March 30, 2001, we entered into a master lease agreement for land and the construction of two office buildings, one in Newport News, Virginia, effective June 6, 2001, and another in Springfield, Oregon, effective April 6, 2001. Our lease payments will vary based on one-, three- or six-month LIBOR plus a specified margin. We have the right to acquire the related properties at any time during the six and one-half year lease period ending September 28, 2007. We moved into the Oregon facility immediately after the end of the December 2001 quarter and into the Virginia facility in April 2002. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount representing approximately 85% of the lessor’s ultimate purchase price of the properties, up to a maximum amount of approximately $55.1 million as of March 31, 2002.

      As security for each of these arrangements, we are required to maintain a cash collateral balance, which was approximately $124.3 million as of March 31, 2002. We are required to invest the cash collateral in U.S. Treasury securities or certificates of deposit with specified lenders and maturities not to exceed two to three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. As of March 31, 2002, the investments related to the California lease totaled approximately $77.4 million and the investments related to the Oregon and Virginia leases totaled $46.9 million. These amounts were classified as non-current restricted investments within the consolidated financial statements.

      In addition, we are obligated to maintain certain financial covenants including a minimum cash balance, tangible net worth and quarterly earnings before income tax, depreciation and amortization, or EBITDA, and maximum debt and senior debt to EBITDA ratios. Future acquisitions, financing activities or operating losses may cause us to be in violation of these financial covenants. In the event of default, we may be required to

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

release the cash collateral and take possession of the buildings. As of March 31, 2002, we were in compliance with all financial covenants.

      Rent expense charged to operations totaled approximately $25.2 million, $22.9 million and $15.5 million during fiscal 2002, 2001 and 2000, respectively.

Note 8.     Stock Split

      On December 14, 2001, the Board of Directors approved a two-for-one stock split of Symantec’s common stock effected as a stock dividend, which became effective as of January 31, 2002 to stockholders of record on January 17, 2002. Based on the number of shares outstanding on January 17, 2002, the stock dividend resulted in the issuance of approximately 70.7 million additional shares of Symantec’s common stock. All Symantec share and per share amounts in prior periods have been adjusted to give retroactive effect to the stock dividend.

Note 9.     Common Stock Repurchases

      On January 16, 2001, the Board of Directors replaced the March 22, 1999 stock repurchase program with a new authorization to repurchase up to $700.0 million, not to exceed 30.0 million shares, of Symantec’s common stock with no expiration date. During fiscal 2002, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. During fiscal 2001, we repurchased 10.0 million shares at prices ranging from $23.04 to $25.58 per share, for an aggregate amount of approximately $244.4 million.

      On March 22, 1999, the Board of Directors authorized the repurchase of up to $75.0 million of Symantec common stock with no expiration date. During fiscal 2000, we repurchased 2.0 million shares at prices ranging from $8.95 to $9.94, for an aggregate amount of approximately $18.7 million.

Note 10.     Net Income (Loss) Per Share

      The components of net income (loss) per share were as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except per share data)
Basic Net Income (Loss) Per Share
Net income (loss)	$(28,151)	$63,936	$170,148

Weighted average number of common shares outstanding during the period	143,604	129,474	115,740

Basic net income (loss) per share	$(0.20)	$0.49	$1.47

Diluted Net Income (Loss) Per Share
Net income (loss)	$(28,151)	$63,936	$170,148

Weighted average number of common shares outstanding during the period	143,604	129,474	115,740
Shares issuable from assumed exercise of options	—	7,000	8,688

Total shares for purpose of calculating diluted net income (loss) per share	143,604	136,474	124,428

Diluted net income (loss) per share	$(0.20)	$0.47	$1.37

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2002, approximately 7.6 million shares issuable upon conversion of the 3% convertible subordinated debentures were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

      During fiscal 2002, 2001, and 2000, approximately 13.8 million, 8.3 million and 928,000 shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

Note 11.     Adoption of Stockholder Rights Plan

      On August 11, 1998, the Board of Directors adopted a stockholder rights plan designed to ensure orderly consideration of any future unsolicited acquisition attempt to ensure fair value of us for our stockholders.

      In connection with the plan, the Board of Directors declared and paid a dividend of one preferred share purchase right for each share of Symantec common stock outstanding on the Record Date, August 21, 1998. Each right entitles the holder, under certain circumstances, to purchase from us one two-thousandth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $150.00 per one one-thousandth of a share of Series A Junior Participating Preferred Stock, subject to adjustment.

      The rights are initially attached to Symantec common stock and will not trade separately. If a person or a group, an Acquiring Person, acquires 20% or more of our common stock, or announces an intention to make a tender offer for 20% or more of our common stock, the rights will be distributed and will thereafter trade separately from the common stock.

      If the rights become exercisable, each right (other than the Acquiring Person) will entitle the holder to purchase, at a price equal to the exercise price of the right, a number of shares of our common stock having a then-current value of twice the exercise price of the right. If, after the rights become exercisable, we agree to merge into another entity or we sell more than 50% of our assets, each right will entitle the holder to purchase, at a price equal to the exercise price of the right, a number of shares of common stock of such entity having a then-current value of twice the exercise price.

      We may exchange the rights at a ratio of one share of common stock for each right (other than the Acquiring Person) at any time after an Acquiring Person acquires 20% or more of our common stock but before such person acquires 50% or more of our common stock. We may also redeem the rights at our option at a price of $0.001 per right at any time before an Acquiring Person has acquired 20% or more of our common stock. The rights will expire on August 12, 2008.

Note 12.     Employee Benefits

401(k) Plan

      We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 20% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 100% of the first $500 of employees’ contributions and then 50% of the employees’ contribution. The maximum employer match in any given plan year is 3% of the employees’ eligible compensation. Our contributions under the plan were approximately $4.1 million, $3.0 million and $2.4 million during fiscal 2002, 2001 and 2000.

Restricted Shares

      During fiscal 1999, we issued 200,000 restricted shares to our current CEO for a purchase price of $0.005 per share, vesting 50% at each anniversary date, with the first anniversary date being April 14, 2000. Unearned compensation equivalent to the market value of the common stock on the date of grant, less par, was charged

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to stockholders’ equity and was amortized into compensation expense on a straight-line basis over the vesting term. As of March 31, 2002, there were 200,000 shares fully vested and outstanding.

Employee Stock Purchase Plans

      In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan and reserved a total of 1.0 million shares of common stock for issuance. The plan was subsequently amended by our stockholders on September 15, 1999, to increase the shares available for issuance by approximately 1.5 million shares and to add an “evergreen” provision whereby the number of shares available for issuance increases automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan, provided that the aggregate number of shares issued over the term of the plan does not exceed 16.0 million shares. On January 1, 2002, 2001 and 2000, the number of shares available for issuance automatically increased by approximately 1.4 million, 1.5 million and 1.2 million shares, respectively, for a total of approximately 6.6 million shares of common stock reserved under the plan. Subject to certain limitations, our employees may purchase, through payroll deductions of 2% to 10% of their compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 2002, approximately 1.5 million shares had been issued and 5.1 million shares remain available under the plan.

Stock Award Plans

      In September 2000, our stockholders approved the 2000 Directors Equity Incentive Plan and reserved 50,000 shares of common stock for issuance under this plan. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of March 31, 2002, a total of approximately 14,000 shares had been issued under this plan.

      In January 1995, the Board of Directors approved the terms of the 1994 Patent Incentive Plan. The purpose of this plan is to increase awareness of the importance of patents to our business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to us. Our executive officers are not eligible for awards under the 1994 Patent Incentive Plan, and no employee is eligible to receive more than 100,000 shares of common stock at any time during the term of the plan. The Board of Directors reserved 800,000 shares of common stock for issuance under this plan. As of March 31, 2002, a total of approximately 58,000 shares had been issued under this plan.

      Stock awards issued under these stock award plans are recorded as compensation expense.

Stock Option Plans

      We maintain stock option plans pursuant to which an aggregate total of approximately 76.6 million shares of common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. The purpose of these plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant and the options have a maximum term of ten years and generally vest over a four-year period.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2001, the Board of Directors approved the terms of the 2001 Non-Qualified Equity Incentive Plan, under which we grant options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. Options awarded to insiders may not exceed in the aggregate fifty (50%) percent of all shares that are available for grant under the plan and employees of the company who are not insiders must receive at least fifty (50%) percent of all shares that are available for grant under the plan. The terms of this plan are similar to those of our 1996 Equity Incentive Plan, except that it was adopted, and may be amended, without stockholder approval. The Board of Directors reserved 6.0 million shares of common stock for issuance under the plan. As of March 31, 2002, approximately 2.7 million options were outstanding under this plan.

      In December 2000, as a result of our acquisition of AXENT, we assumed all outstanding AXENT stock options. Each AXENT stock option assumed by us is exercisable for one share of Symantec common stock for each one share of AXENT common stock that was previously subject to the option, at the same exercise price. Each option is otherwise subject to the same terms and conditions as the original grant and generally vest over four years and expires ten years from the date of grant. No further options may be granted under the AXENT plans. As of March 31, 2002, approximately 741,000 options were outstanding.

      In July 1999, the Board of Directors approved the terms of the 1999 Acquisition Plan. Options awarded to officers may not exceed in the aggregate thirty (30%) percent of all shares that are available for grant under the plan. The terms of this plan are similar to those of our 1996 Equity Incentive Plan, except that it was adopted, and may be amended, without stockholder approval. The Board of Directors reserved 1.0 million shares of common stock for issuance under the plan. As of March 31, 2002, approximately 417,000 options were outstanding under this plan.

      In accordance with the employment agreement dated April 11, 1999 between our current CEO and Symantec, the Board of Directors approved the issuance of a non-qualified stock option to acquire 400,000 shares of common stock to the CEO. The option was granted at 100% of the fair market value on the date of grant, has a term life of ten years and vest over a five-year period. As of March 31, 2002, all 400,000 options were outstanding.

      In May 1996, our stockholders approved the 1996 Equity Incentive Plan and subsequently approved amendments to increase the number of shares of common stock reserved for issuance under the plan to a total of approximately 42.5 million shares, including approximately 7.2 million, 4.8 million and 6.0 million shares approved on September 12, 2001, December 15, 2000 and September 18, 2000, respectively. As of March 31, 2002, approximately 24.2 million options were outstanding under this plan. The material features of this plan are described in our proxy statement filed with the Securities and Exchange Commission on July 26, 2001.

      As of March 31, 2002, approximately 285,000 options granted to employees and 75,000 options granted to directors were outstanding under the 1988 Employees Stock Option Plan, which was superseded by the 1996 Equity Incentive Plan, and the 1993 Directors Stock Option Plan, respectively. No further options may be granted under these plans.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity was as follows:

		Weighted
		Average
		Exercise
	Number	Price
	of Shares	Per Share

	(In thousands, except
	weighted average exercise
	price per share)
Outstanding as of March 31, 1999	21,056	$9.19
Granted	10,362	22.47
Exercised	(7,874)	8.02
Canceled	(3,506)	10.23

Outstanding as of March 31, 2000	20,038	16.34
Granted	18,334	19.57
Exercised	(3,542)	10.30
Canceled	(3,102)	20.88

Outstanding as of March 31, 2001	31,728	18.43
Granted	8,450	30.26
Exercised	(8,254)	14.56
Canceled	(3,140)	20.67

Outstanding as of March 31, 2002	28,784	$22.77

      Stock option balances were as follows:

	March 31,

	2002	2001

	(In thousands)
Authorized and/or outstanding	38,511	39,834
Available for future grants	9,727	8,106
Exercisable and vested	8,434	9,568

      The following table summarizes information about options outstanding as of March 31, 2002:

	Outstanding Options
				Exercisable Options
		Weighted
		Average	Weighted		Weighted
	Number	Contractual	Average	Number	Average
	of Shares	Life	Exercise	of Shares	Exercise
Range of Exercise Prices	(In thousands)	(In years)	Price	(In thousands)	Price

$ 2.81 - $17.25	7,886	6.99	$11.99	4,027	$10.89
17.28 - 20.91	6,091	8.71	17.83	1,269	17.69
20.94 - 32.00	6,190	8.35	25.88	1,892	26.55
32.05 - 34.44	6,714	9.19	33.16	730	34.32
34.45 - 42.40	1,903	8.63	36.51	516	36.41

	28,784	8.27	$22.77	8,434	$19.01

      These options will expire if not exercised by specific dates through March 2012. Prices for options exercised during the three years ended March 31, 2002 ranged from $1.57 to $37.56.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our consolidated financial statements.

      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called “options”, granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted during fiscal 2002, 2001 and 2000 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	Employee Stock			Employee Stock
	Options			Purchase Plans

	2002	2001	2000	2002	2001	2000

Expected life (years)	5.62	5.01	4.99	0.50	0.50	0.50
Expected volatility	0.76	0.71	0.65	0.80	0.84	0.68
Risk free interest rate	4.60%	4.50%	6.50%	2.70%	6.00%	5.20%

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

      The weighted average estimated fair values of employee stock options granted during fiscal 2002, 2001 and 2000 were approximately $20.66, $12.70 and $13.62 per share, respectively. The weighted average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2002, 2001 and 2000 were approximately $14.56, $10.53 and $10.03, respectively.

      For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and the six-month purchase period, for stock purchases under the Employee Stock Purchase Plan. Options assumed as the result of our acquisition of AXENT were not included in the estimated fair value. Shares purchased through the AXENT Purchase Plan subsequent to the closing date of the AXENT acquisition were included in the estimated fair value and were included in the pro forma information as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except per share data)
Net income (loss) — basic — pro forma	$(107,292)	$7,256	$137,829
Net income (loss) — diluted — pro forma	(107,292)	7,256	137,829
Net income (loss) per share — basic — pro forma	(0.75)	0.06	1.25
Net income (loss) per share — diluted — pro forma	(0.75)	0.06	1.16

      The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our stockholder approved and non-approved equity compensation plans as of March 31, 2002 was as follows (in thousands, except exercise price):

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available for
	Upon Exercise of	Exercise Price of	Issuance Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders*	24,528	$23.03	11,611
Equity compensation plans not approved by security holders	3,514	$21.87	4,046

Total	28,042	$22.88	15,657

*	Our 1998 Employee Stock Purchase Plan contains an “evergreen” provision whereby the number of shares available for issuance increases automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan.

      The total number of shares to be issued upon exercise does not include approximately 742,000 outstanding options as of March 31, 2002 that were assumed as part of various acquisitions. The weighted average exercise price of these outstanding options was $18.52 as of March 31, 2002. In connection with these acquisitions, we have only assumed outstanding options and rights, but not the plans themselves, and therefore, no further options may be granted under these acquired-company plans.

      Our non-stockholder approved equity compensation plans include the following:

•	2001 Non-Qualified Equity Incentive Plan

•	1999 Acquisition Plan

•	1994 Patent Incentive Plan

•	Non-qualified stock option and restricted shares granted to John Thompson, CEO of Symantec

•	Options assumed in connection with our acquisition of AXENT

      See above in this Note 12 of Notes to Consolidated Financial Statements for descriptions of these plans.

Note 13.     Restructuring, Site Closures and Other Expenses

      Restructuring, site closures and other expenses consisted of the following:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Employee severance and outplacement	$2,639	$3,524	$8,065
Excess facilities and equipment	17,789	140	953

Total restructuring, site closures and other expenses	$20,428	$3,664	$9,018

      During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

abandoned fixed asset and leasehold improvement write-offs. As of March 31, 2002, we had an accrual of approximately $6.8 million outstanding related to rent and related exit costs of the facilities and related abandoned fixed asset and leasehold improvement write-offs. During the June 2002 quarter, we will record costs of severance, related benefits and outplacement services, as a result of the relocation of our Leiden, Netherlands operations to Dublin, Ireland.

      Also during the March 2002 quarter, we recorded approximately $950,000 for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, our workforce was reduced by 29 employees. As of March 31, 2002, we had an accrual of approximately $536,000 outstanding for related severance, benefits and outplacement services.

      During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. As of March 31, 2002, we had an accrual of approximately $6.2 million outstanding related to rent and related exit costs of the facilities.

      During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to former AXENT operations. As a result, our workforce was reduced by 58 employees. These severance, related benefits and outplacement costs were paid by the end of the September 2001 quarter. As of March 31, 2002, we had approximately $233,000 accrual remaining related to the abandoned facilities.

      Details of the fiscal 2002 restructuring, site closures and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/02

		(In thousands)
Employee severance and outplacement	Cash	$2,639	$(2,103)	$—	$536
Excess facilities and equipment	Cash/non-cash	17,789	(4,627)	—	13,162

Total restructuring, site closures and other expenses		$20,428	$(6,730)	$—	$13,698

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

      During the December 2000 quarter, we reduced a portion of our operations in Toronto, thereby reducing our workforce by 10 employees, and recorded approximately $400,000 for the costs of severance, related benefits and abandonment of certain equipment. In addition, approximately $900,000 was provided for costs of severance and related benefits for four members of our senior management due to a realignment of certain responsibilities. These severance and related benefits were paid by the end of the March 2001 quarter.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details of the fiscal 2001 restructuring, site closures and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/02

		(In thousands)
Employee severance and outplacement	Cash	$3,524	$(3,524)	$—	$—
Excess equipment	Non-cash	140	(140)	—	—

Total restructuring, site closures and other expenses		$3,664	$(3,664)	$—	$—

      During the March 2000 quarter, we reduced our operations in our Melville and Toronto sites, thereby reducing our workforce by 96 employees. As a result, we vacated the facility in Melville and reduced the space occupied in Toronto. We recorded approximately $3.4 million for employee severance, outplacement and abandonment of certain facilities and equipment during the March 2000 quarter. In addition, we provided approximately $700,000 for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures during the March 2000 quarter. These expenses were paid by the end of the December 2001 quarter.

      During the December 1999 quarter, we reduced our Internet Tools business unit’s workforce and reduced our sales workforce. There were 48 employees in the Internet Tools business unit affected, resulting in a charge of approximately $1.8 million for severance, related benefits and outplacement services. The sales workforce reduction affected 10 employees, resulting in a charge of approximately $400,000 for severance, related benefits and outplacement services. These severance and related benefits were paid by the end of the December 2001 quarter.

      During the September 1999 quarter, we provided approximately $700,000 for costs of severance, related benefits and outplacement services for two members of senior management due to the realignment of our business units and their resulting departures. We also recorded approximately $2.7 million for certain costs related to an agreement reached with our former CEO during the June 1999 quarter. These costs were comprised of severance and acceleration of unvested options. These severance and related benefits were paid by the end of the December 2001 quarter.

      Details of the fiscal 2000 restructuring, site closures and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/02

		(In thousands)
Employee severance and outplacement	Cash/non-cash	$8,733	$(8,733)	$—	$—
Excess facilities and equipment	Cash/non-cash	953	(953)	—	—

Total restructuring, site closures and other expenses		$9,686	$(9,686)	$—	$—

      The exit plans associated with each of the reductions in workforce and facility closures above specifically identified all the significant actions, including:

•	the names of individuals who would not continue employment with us;

•	the termination dates and severance packages for each terminating employee;

•	the planned date we would vacate the facilities which were under existing operating leases; and

•	the specific excess equipment, furniture, fixtures and leasehold improvements to be disposed.

      Employee severance and outplacement was primarily comprised of severance packages for employees who were terminated as a result of the restructurings. As part of each restructuring plan, we specifically identified those individuals who would not continue employment with us. The severance periods ranged from one to six months. The total cost of the severance packages was accrued and included in a restructuring charge

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after the identified employees had their severance packages communicated to them. Additionally, we accrued estimated costs associated with outplacement services to be provided to terminating employees, as these costs have no future economic benefit to us. The remaining accrual as of March 31, 2002 was for outstanding severance and outplacement costs.

      Excess facilities and equipment included 1) remaining lease payments associated with building leases subsequent to their abandonment dates, 2) net of estimated sublease income, and/or 3) estimated least termination costs. The cash outlays for these leases are to be made over the remaining term of each lease, unless a lease termination payment is required. In addition, we wrote off the carrying value of site-specific equipment, furniture, fixtures and leasehold improvements, which would no longer be utilized. The accrual as of March 31, 2002 relates to the remaining lease payments, net of estimated sublease income, which will be paid over the remaining lease term subsequent to the abandonment of each facility.

Note 14.     Other Comprehensive Loss

      The components of other comprehensive loss were as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	$104	$2,987	$(2,069)
Change in cumulative translation adjustment	(4,245)	(24,152)	(6,528)

Total other comprehensive loss	$(4,141)	$(21,165)	$(8,597)

Note 15.     Income Taxes

      The components of the provision for income taxes were as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Current:
Federal	$24,508	$55,019	$51,193
State	9,543	14,741	16,600
International	26,045	30,411	27,995

	60,096	100,171	95,788
Deferred:
Federal	13,802	(16,677)	(5,735)
State	1,512	(5,386)	(1,957)
International	(1,761)	(1,264)	(953)

	13,553	(23,327)	(8,645)

	$73,649	$76,844	$87,143

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes was as follows:

	Year Ended March 31,

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	15.8	4.3	3.0
Acquired in-process research and development charges with no tax benefit	—	5.5	—
Non-deductible goodwill amortization	148.5	16.8	2.1
Foreign earnings taxed at less than the federal rate	(30.8)	(11.5)	(5.6)
Valuation allowance for potential non-deductible loss on investment	—	3.1	—
Research tax credits	(2.2)	(0.7)	(0.4)
Benefit of exempt foreign sales income	(2.0)	(0.2)	(0.1)
Other, net	(2.4)	2.3	(0.1)

	161.9%	54.6%	33.9%

      The principal components of deferred tax assets were as follows:

	March 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$1,618	$6,222
Net operating loss carryforwards of acquired companies	25,029	27,267
Other accruals not currently tax deductible	11,652	15,902
Accrued compensation and benefits	9,299	7,799
Deferred revenue	9,736	7,394
Sales incentive programs	5,488	2,803
Non-deductible accrual for product returns	10,982	7,924
Loss on investments not currently tax deductible	10,199	10,199
Intercompany profit elimination	6,257	10,808
Book over tax depreciation	—	9,075
Other	4,418	6,075

	94,678	111,468
Valuation allowance	(5,111)	(5,111)

Deferred tax assets	89,567	106,357
Deferred tax liability:
Acquired intangible assets	(14,408)	(24,229)
Tax over book depreciation	(1,697)	—
Unremitted earnings of foreign subsidiaries	(1,689)	(1,802)

Net deferred tax assets	$71,773	$80,326

      Realization of a significant portion of the $71.8 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. The valuation allowance remained unchanged during fiscal 2002 and increased by $5.1 million during fiscal 2001 due to a write-down of an equity investment, the loss of which may not be deductible for tax purposes.

      As of March 31, 2002, we have tax credit carryforwards of approximately $1.6 million that expire during fiscal 2004 through 2005. In addition, we have net operating loss carryforwards attributable to Quarterdeck of approximately $40.8 million that expire during fiscal 2011 through 2019. We also have net operating loss carryforwards attributable to AXENT of approximately $19.1 million that expire during fiscal 2007 through 2018. Because of the “change in ownership” provisions of the Internal Revenue Code of 1986, the net operating loss carryforwards of Quarterdeck and AXENT are subject to an annual limitation of approximately $2.4 million and $10.6 million, respectively, regarding their utilization against taxable income in future periods.

      Pretax income from international operations was approximately $168.4 million, $144.9 million and $116.8 million during fiscal 2002, 2001 and 2000, respectively.

      No provision has been made for federal or state income taxes on approximately $287.2 million of cumulative unremitted earnings of certain of our foreign subsidiaries as of March 31, 2002, since we plan to indefinitely reinvest these earnings. As of March 31, 2002, the unrecognized deferred tax liability for these earnings was approximately $74.7 million.

Note 16.     Litigation

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

      On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and Altiris has appealed the ruling. We believe this claim has no merit, and we intend to defend the action vigorously.

      On May 12, 1999, a venture capital entity and a former stockholder owning less than a majority share of CKS Limited, which AXENT acquired in March 1999, commenced an action in the Suffolk County Superior Court in Boston, Massachusetts against AXENT and its directors. The action alleged violations of the Massachusetts Uniform Securities Act, negligent misrepresentation and unfair trade practices. We inherited this case upon our acquisition of AXENT. The case was settled and dismissed during the September 2001 quarter on confidential terms not material to us.

      In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and we have requested leave to seek further review of that decision. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. As of March 31, 2002, we believe that we have adequately accrued for both the damages and costs.

      In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation, against Quarterdeck, which we acquired in March 1999. The complaint alleges that Quarterdeck’s partitioning software, included in Partition-It and Partition-It Extra Strength, violated a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff has added us as a defendant and seeks an injunction against distribution of Partition-It and Partition-It Extra Strength and monetary damages. We believe this claim has no merit, and we intend to defend the action vigorously.

      On September 15, 1997, Hilgraeve Corporation filed a lawsuit in the United States District Court, Eastern District of Michigan, against us, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit requests damages, injunctive relief, costs and attorney fees. In March 2000, the court granted our summary judgment motions and dismissed the case. In September 2001, the Court of Appeals for the Federal Circuit reversed the summary judgment and ordered the case returned to the District Court. We believe this lawsuit has no merit, and we intend to defend the action vigorously.

      Over the past few years, it has become common for software companies, including us, to receive claims of patent infringement. At any given time, we are evaluating claims of patent infringement asserted by several parties, with respect to certain of our products. The outcome of any related litigation or negotiation could have a material adverse impact on our future results of operations or cash flows.

      We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. We intend to defend all of the aforementioned pending lawsuits vigorously and although adverse decisions (or settlements) may occur in one or more of the cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition, although it is not possible to estimate the possible loss or losses from each of these cases. Depending, however, on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that our future results of operations or cash flows could be materially adversely affected in a particular period. We have accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

      The total amount of legal and settlement expenses accrued as of the respective year-ends and the amounts expensed for the years ended are reflected below:

Balance as of March 31, 2002	$12.5 million	Amount expensed during fiscal 2002	$9.0 million
Balance as of March 31, 2001	$8.4 million	Amount expensed during fiscal 2001	$3.4 million
Balance as of March 31, 2000	$8.7 million	Amount expensed during fiscal 2000	$7.3 million

      The legal expenses accrued by us are deemed probable because the lawsuits have been filed, management has determined its plans of action with regards to the cases and, accordingly, knows that it will incur legal expenses related to the particular lawsuit. Utilizing the assumptions noted in the accounting policy, see Summary of Significant Accounting Policies, management is able to estimate a minimum amount of legal fees to be incurred in these lawsuits.

Note 17.     Segment Information

      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other.

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Enterprise Security segment focuses on providing Internet security technology, global response and services necessary for organizations to manage their information security needs. The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. The Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security expertise and global resources to help enable e-business success. The Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill and charges that are one-time in nature, such as acquired in-process research and development, legal judgments and settlements and restructuring, site closures and other expenses which are not charged to the other operating segments.

      We shifted our focus to these operating segments during fiscal 2000, with additional realignment in fiscal 2002 and 2001. Due to this change, we have presented the fiscal 2001 and 2000 segment information to conform to our current segments.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. Assets and liabilities are not discretely allocated or reviewed by segment.

	Enterprise	Enterprise	Consumer			Total
	Security	Administration	Products	Services	Other	Company

	(In thousands)
Fiscal 2002
Revenue from external customers	$454,925	$222,543	$376,137	$10,905	$6,928	$1,071,438
Operating income (loss)	95,663	150,248	136,911	(21,955)	(352,826)	8,041
Depreciation & amortization expense	10,667	439	2,861	629	258,271	272,867

Fiscal 2001
Revenue from external customers	282,769	230,644	330,363	2,280	7,498	853,554
Operating income (loss)	35,666	164,173	108,368	(7,120)	(191,487)	109,600
Depreciation & amortization expense	7,408	243	3,806	93	109,291	120,841

Fiscal 2000
Revenue from external customers	166,763	216,710	319,078	427	42,747	745,725
Operating income (loss)	19,802	138,260	135,334	220	(158,413)	135,203
Depreciation & amortization expense	3,586	266	3,173	10	44,496	51,531

SYMANTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical Information

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Net revenues from external customers:
United States	$566,837	$440,512	$409,952
Other foreign countries	504,601	413,042	335,773

	$1,071,438	$853,554	$745,725

	March 31,

	2002	2001	2000

	(In thousands)
Long-lived assets:
United States	$738,177	$905,379	$159,392
United Kingdom	29,240	5,779	805
Ireland	23,394	5,602	4,905
Japan	5,340	4,043	3,965
Canada	1,021	1,243	1,851
Other foreign countries	15,149	9,200	8,789

	$812,321	$931,246	$179,707

Significant Customers

      The following distributors covered all segments and accounted for more than 10% of net revenues during fiscal 2002, 2001 and 2000:

	Year Ended March 31,

	2002	2001	2000

Ingram Micro, Inc.	23%	26%	39%
Tech Data Corp.	11	*	12
Merisel	*	*	11

*	Amount is less than 10% of net revenues.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By	/s/ JOHN W. THOMPSON

(John W. Thompson,
Chairman and Chief Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ JOHN W. THOMPSON (John W. Thompson)	Chairman, Chief Executive Officer and Director	June 14, 2002

Chief Financial Officer and Chief Accounting Officer:

/s/ GREGORY MYERS (Gregory Myers)	Chief Financial Officer and Senior Vice President of Finance	June 14, 2002

Additional Directors:

/s/ TANIA AMOCHAEV (Tania Amochaev)	Director	June 14, 2002

/s/ CHARLES M. BOESENBERG (Charles M. Boesenberg)	Director	June 14, 2002

/s/ PER-KRISTIAN HALVORSEN (Per-Kristian Halvorsen)	Director	June 14, 2002

/s/ ROBERT S. MILLER (Robert S. Miller)	Director	June 14, 2002

/s/ BILL OWENS (Bill Owens)	Director	June 14, 2002

/s/ GEORGES REYES (Georges Reyes)	Director	June 14, 2002

/s/ DANIEL H. SCHULMAN (Daniel H. Schulman)	Director	June 14, 2002

SCHEDULE II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Period	Expenses*	Write-offs	of Period

	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2000	$4,946	$4,031	$(2,533)	$6,444
Year ended March 31, 2001	6,444	3,287	(1,392)	8,339
Year ended March 31, 2002	8,339	2,349	(607)	10,081

*	During fiscal 2001, amount represents a balance sheet increase in allowance for doubtful accounts as a result of a balance acquired from our acquisition of AXENT. Bad debt expense was not significant during fiscal 2001.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.01	The AXENT Merger Agreement	S-4	333-46264	2.01	09/20/00
3.01	The Registrant’s Restated Certificate of Incorporation	*	000-17781	Annex G	10/17/95
3.02	The Registrant’s Bylaws, as amended and restated effective August 11, 1998	8-K		3.1	08/19/98
4.01	Registration Rights Agreement	S-4	33-35385	4.02	06/13/90
4.02	Amendment No. One to Registration Rights Agreement	10-K		4.03	04/02/93
4.03	Amendment No. Two to Registration Rights Agreement	10-K		4.04	04/02/93
4.04	Plan of Arrangement and Exchangeable Share Provisions related to the acquisition of Delrina	*		Annex D	10/17/95
4.05	Support Agreement, dated November 22, 1995, between Symantec and Delrina	*		Annex E	10/17/95
4.06	Form of Voting and Exchange Trust Agreement, dated November 22, 1995, between Symantec and Delrina	*		Annex F	10/17/95
4.07	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares	8-A		4.1	08/19/98
4.08	Form of Note for Registrant’s 3% Convertible Subordinated Notes due November 1, 2006	S-3	333-77072	4.08	01/22/02
4.09	Indenture between the Registrant, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2001	S-3	333-77072	4.09	01/22/02
4.10	Registration Rights Agreement between the Registrant and Credit Suisse First Boston Corporation dated October 24, 2001 related to the Registrant’s 3% Convertible Subordinated Notes due November 1, 2006	S-3	333-77072	4.10	01/22/02

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.01	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1	S-1	33-28655	10.17	05/19/89
					06/21/89
10.02	Amended Agreement Respecting Certain Rights of Publicity	S-4	33-35385	10.04	06/13/90
10.03**	Symantec Corporation Section 401(k) Plan, Summary Plan Description, amended as of August 1, 2000					X
10.04**	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect, under the Registrant’s 1988 Employees Stock Option Plan	S-4	33-35385	10.10	06/13/90
10.05**	1988 Employees Stock Option Plan, as amended to date	S-8	33-88694	4.02	01/23/95
10.06**	1993 Directors Stock Option Plan, as amended	10-Q		10.07	09/30/94
10.07**	1994 Patent Incentive Plan	S-8	33-60141	4.01	06/09/95
10.08**	1996 Equity Incentive Plan, as amended September 12, 2001					X
10.09**	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996	10-K		10.11	06/24/97
10.10**	Symantec Corporation 1998 Employee Stock Purchase Plan	S-8	333-52200	99.2	12/19/00
10.11**	Symantec Corporation Acquisition Plan, dated July 15, 1999	S-8	333-31526	4.03	03/02/00
10.12**	Symantec Corporation 2000 Directors Equity Incentive Plan	S-8	333-47648	99.1	10/10/00
10.13**	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	S-8	333-56874	99.1	03/12/01
10.14**	Symantec Corporation 1999 Acquisition Plan Stock Option Agreement with Acceleration by and between Symantec Corporation and Gary P. Warren	10-Q		10.01	08/11/00
10.15**	Supplemental Option Vesting and Severance Arrangement terms and conditions between the Company and Greg Myers	10-K		10.63	07/01/99
10.16**	Employment Agreement between Symantec Corporation and John W. Thompson	10-K		10.67	07/01/99
10.17**	Symantec Corporation Restricted Stock Purchase Agreement with John W. Thompson, dated April 14, 1999	S-8	333-31632	4.03	03/03/00
10.18**	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999	S-8	333-31540	4.03	03/03/00

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.19**	Employment offer by and between Symantec Corporation and Gail Hamilton	10-Q		10.03	08/11/00
10.20**	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001	10-Q		10.02	02/07/02
10.21**	Termination agreement by and between Symantec Corporation and Dana E. Siebert	10-Q		10.01	08/08/01
10.22**	Symantec Executive Severance Plan	10-K		10.93	06/22/01
10.23**	FY2002 Executive Annual Incentive Plan — President and CEO Plan					X
10.24**	FY2002 Executive Annual Incentive Plan — Chief Operating Officer	10-Q		10.03	02/07/02
10.25**	FY2002 Executive Annual Incentive Plan — Vice President Plan-grades 15, 16 & 20 (with Division/ Business Unit Objectives)					X
10.26**	FY2002 Executive Annual Incentive Plan — Vice President Plan-grades 15, 16 & 20 (No Division/ Business Unit Objectives)					X
10.27**	FY2002 Executive Annual Incentive Plan — Vice President Plan-grade 18					X
10.28**	FY2002 Executive 6-month Incentive Plan — President and CEO Plan					X
10.29**	FY2002 Executive 6-month Incentive Plan — Chief Operating Officer					X
10.30**	FY2002 Executive 6-month Incentive Plan — Vice President Plan-grades 15, 16, 18 & 20					X
10.31**	FY03 Executive Annual Incentive Plan — Chief Executive Officer					X
10.32**	FY03 Executive Annual Incentive Plan — President and Chief Operating Officer					X
10.33**	FY03 Executive Annual Incentive Plan — Vice President Plan-grades 15, 16, 18 & 20					X
10.34**	Promissory Note issued by Mansour Safai in favor of Symantec Corporation	10-K		10.52	07/01/99
10.35**	Promissory Note issued by John W. Thompson in favor of Symantec Corporation	10-K		10.54	07/01/99

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.36	Amended and Restated Participation Agreement, dated as of February 9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch	10-K		10.15	07/01/99
10.37	Amendment #2 to the Amended and Restated Participation Agreement, Master Lease and Deed of Trust, and Appendix A, dated as of February 2, 2000, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch	10-K		10.18	06/26/00
10.38	Third Amendment to Amended and Restated Participant Agreement, dated as of December 28, 2001, by and among Symantec Corporation, SMBC Leasing and Finance, Inc., other Institutions Identified Herein, The Bank of Nova Scotia, and Sumitomo Mitsui Banking Corporation	10-Q		10.05	02/07/02
10.39	Restated and Amended Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty	10-K		10.17	07/01/99
10.40	Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc	10-K		10.19	07/01/99
10.41	Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch	10-K		10.21	07/01/99
10.42	Amended and Restated Pledge Agreement, dated as of February 2, 1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent	10-K		10.24	07/01/99

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.43	Amended and Restated Assignment of Lease and Rent, dated as of February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch	10-K		10.26
10.44	Amended and Restated Loan Agreement, dated as of February 9, 1999, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch	10-K		10.37	07/01/99
10.45	Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance, Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited	10-Q		10.03	11/15/99
10.46	Participation Agreement, dated as of March 30, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, Wilmington Trust Company, the Holders and Lenders (as defined in the Participation Agreement), Fuji Bank, Limited, KeyBank National Association, and The Bank of Nova Scotia	10-K		10.94	06/22/01
10.47	Second Amendment to Participation Agreement, dated as of December 28, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, the Holders and Lenders (as defined in the Participation Agreement), and The Bank of Nova Scotia	10-Q		10.04	02/07/02
10.48	Annex A to Participation Agreement	10-K		10.95	06/22/01
10.49	First Amendment to Annex A to Participation Agreement, dated as of June 6, 2001	10-K		10.96	06/22/01
10.50	Master Lease Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.97	06/22/01
10.51	Lease Supplement No. 1, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.98	06/22/01
10.52	Lease Supplement No. 2, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.99	06/22/01

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.53	Pledge and Security Agreement, dated as of March 30, 2001, between Symantec Corporation and The Bank of Nova Scotia	10-K		10.001	06/22/01
10.54	Construction Agency Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.002	06/22/01
10.55	Supplement No. 1 to Construction Agency Agreement, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.003	06/22/01
10.56	Supplement No. 2 to Construction Agency Agreement, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation	10-K		10.004	06/22/01
10.57	Office building lease, dated as of April 10, 1991, between the Registrant and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California	10-K		10.25	03/31/91
10.58	Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California	10-Q		10.01	11/15/99
10.59	Office building lease, dated as of April 9, 1998, between Hill Samuel Bank Limited and Symantec (UK) Limited and Symantec Corporation regarding property located in Maidenhead, United Kingdom	10-Q		10.03	08/11/98
10.60	Assignment of Copyright and Other Intellectual Property Rights	S-4	33-35385	10.37	06/13/90
10.61	Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation	8-K		10.01	10/05/98
10.62	Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation and Symantec Limited	8-K		99.01	01/14/00
21.01	Statement Regarding Computation of Ratios					X
21.02	Subsidiaries of the Registrant					X
23.01	Consent of Ernst & Young LLP, Independent Auditors					X

*	Form is the Registrant’s Joint Management Information Circular and Proxy Statement.

**	Indicates a management contract or compensatory plan or arrangement.