Form 10-K/A
period 2002-03-29
SYMANTEC CORP
filed 2002-06-18
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-17781

Symantec Corporation

(Exact name of the registrant as specified in its charter)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Symantec common stock on June 7, 2002 as reported on the Nasdaq National Market and with respect to the Delrina exchangeable stock on the Toronto Stock Exchange:     $4,572,558,473

      Number of shares outstanding of each of the registrant’s classes of common stock, including 2,382,084 shares of Delrina exchangeable stock, as of June 7, 2002:     144,153,798

DOCUMENTS INCORPORATED BY REFERENCE

      None.

EXPLANATORY NOTE

     The sole purpose of this Form 10-K/A is to amend the cover page to the original filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2002	SYMANTEC CORPORATION (the registrant)

	By:	/s/ Gregory Myers

Gregory Myers, Chief Financial Officer and Senior Vice President of Finance (duly authorized representative)