Form 10-Q
period 2002-06-28
SYMANTEC CORP
filed 2002-08-08
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 28, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________________ to ________________.

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

YES ☑      NO ☐

Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 26, 2002 (including 2,375,136 shares of Delrina exchangeable stock): 145,068,106 shares

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended June 28, 2002

		Page

PART I. Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2002 and March 31, 2002	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

PART II. Other Information

Item 1.	Legal Proceedings	26

Signatures		27

Part I. Financial Information

Item 1. Financial Statements

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
(In thousands, except par value)	2002	2002*

	(unaudited)
ASSETS

Current assets:
Cash, cash equivalents and short-term investments	$1,527,452	$1,375,051
Trade accounts receivable, net	131,701	89,223
Inventories	5,424	7,463
Deferred income taxes	68,050	68,621
Other	24,577	22,461

Total current assets	1,757,204	1,562,819
Restricted investments	119,560	124,313
Property, equipment and leasehold improvements, net	203,584	186,305
Deferred income taxes	6,066	6,207
Acquired product rights, net	58,128	65,219
Goodwill, net	525,927	525,868
Other, net	29,362	31,874

	$2,699,831	$2,502,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$68,915	$70,057
Accrued compensation and benefits	48,683	54,419
Deferred revenue	391,362	331,100
Other accrued expenses	72,684	70,745
Income taxes payable	70,103	52,777

Total current liabilities	651,747	579,098
Convertible subordinated debentures	600,000	600,000
Other long-term liabilities	3,524	3,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 300,000; issued and outstanding: 144,802 and 143,559 shares, respectively)	1,448	1,436
Capital in excess of par value	1,217,814	1,194,173
Accumulated other comprehensive loss	(8,675)	(53,013)
Unearned compensation	(248)	(372)
Retained earnings	234,221	177,652

Total stockholders’ equity	1,444,560	1,319,876

	$2,699,831	$2,502,605

* Amounts as of March 31, 2002 were derived from the March 31, 2002 audited consolidated financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

(In thousands, except net income (loss) per share; unaudited)	2002	2001

Net revenues	$316,041	$228,036
Cost of revenues	55,452	44,827

Gross margin	260,589	183,209
Operating expenses:
Research and development	45,488	39,471
Sales and marketing	115,168	101,280
General and administrative	15,354	12,122
Amortization of goodwill	—	48,980
Amortization of other intangibles from acquisitions	536	536
Restructuring, site closures and other expenses	6,053	2,046

Total operating expenses	182,599	204,435

Operating income (loss)	77,990	(21,226)
Interest income	9,646	7,587
Interest expense	(5,291)	—
Income, net of expense, from sale of technologies and product lines	2,236	4,250
Other expense, net	(991)	(266)

Income (loss) before income taxes	83,590	(9,655)
Provision for income taxes	27,021	11,563

Net income (loss)	$56,569	$(21,218)

Net income (loss) per share — basic	$0.39	$(0.14)

Net income (loss) per share — diluted	$0.36	$(0.14)

Shares used to compute net income (loss) per share — basic	143,913	146,600

Shares used to compute net income (loss) per share — diluted	169,027	146,600

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,

(In thousands; unaudited)	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$56,569	$(21,218)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	11,815	8,275
Amortization of debt issuance costs and other assets	1,283	85
Amortization and write-off of acquired product rights	7,091	8,127
Amortization of goodwill and other intangibles from acquisitions	536	49,516
Loss on write-off of equipment and leasehold improvements	1,727	3,426
Deferred income taxes	1,016	—
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(35,631)	(925)
Inventories	2,346	3,349
Other current assets	(465)	(327)
Other assets	448	(729)
Accounts payable	(5,036)	(10,343)
Accrued compensation and benefits	(7,247)	(9,969)
Deferred revenue	43,079	24,522
Other accrued expenses	45	(4,050)
Income taxes payable	15,070	(16,410)
Other long-term obligations	(107)	—
Income tax benefit from stock options	3,337	21,740

Net cash provided by operating activities	95,876	55,069

INVESTING ACTIVITIES:
Capital expenditures	(24,430)	(28,093)
Purchase of acquired businesses	(59)	(1,535)
Purchase of equity investments	—	(1,000)
Purchases of marketable securities	(623,596)	(205,813)
Proceeds from sales of marketable securities	490,914	103,870
Proceeds from (purchases of) restricted investments	4,753	(9,284)

Net cash used in investing activities	(152,418)	(141,855)

FINANCING ACTIVITIES:
Net proceeds from sale of common stock and other	20,440	58,963

Net cash provided by financing activities	20,440	58,963

Effect of exchange rate fluctuations on cash and cash equivalents	14,270	4,775

Decrease in cash and cash equivalents	(21,832)	(23,048)
Beginning cash and cash equivalents	379,237	227,923

Ending cash and cash equivalents	$357,405	$204,875

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of June 30, 2002 and for the three months ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2002, March 31, 2002 and June 30, 2001 reflect amounts as of and for the periods ended June 28, 2002, March 29, 2002 and June 29, 2001, respectively. The three months ended June 30, 2002 and 2001 each comprised 13 weeks of activity.

All Symantec share and per share amounts in this Form 10-Q have been adjusted to reflect the two-for-one stock split effected as a stock dividend, which became effective January 31, 2002.

Recent Accounting Pronouncements

On April 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. In addition, SFAS No. 142 requires acquired workforce-in-place to be reclassified as goodwill.

In accordance with SFAS No. 142, we ceased the amortization of goodwill and intangible assets deemed to have indefinite lives and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. We also performed the initial goodwill impairment test required by SFAS No. 142 during the June 2002 quarter. We have identified four reporting units, our four operating segments as indicated in Note 11, and determined that there was no impairment of goodwill recorded upon implementation of SFAS No. 142. We will continue to test for impairment on an annual basis, or earlier if indicators of impairment exist.

In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. We adopted this statement on April 1, 2002 and adoption of this statement did not have a material impact on our financial position or results of operations.

The lessors associated with lease agreements relating to certain of our facilities are special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. In July 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, that addresses the consolidation of special purpose entities. The proposed interpretation provides guidance for determining when an entity (such as us), the primary beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the primary beneficiary. The expected proposed interpretation may result in us having to consolidate the financial position and operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements. The effective date of these proposed new rules could be as early as the beginning of fiscal year ending March 31, 2004, and immediately for any new leases which utilize special purpose entities or equivalent structures entered into after the new rules’ effective date.

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements, Continued

Note 2. Balance Sheet Information

	June 30,	March 31,
(In thousands)	2002	2002

	(unaudited)
Cash, cash equivalents and short-term investments:
Cash	$125,284	$123,030
Cash equivalents	232,121	256,207
Short-term investments	1,170,047	995,814

	$1,527,452	$1,375,051

Trade accounts receivable, net:
Receivables	$141,293	$99,304
Less: allowance for doubtful accounts	(9,592)	(10,081)

	$131,701	$89,223

Property, equipment and leasehold improvements, net:
Computer hardware and software	$271,537	$260,170
Office furniture and equipment	60,568	49,887
Buildings and land	45,754	41,671
Leasehold improvements	42,195	35,265

	420,054	386,993
Less: accumulated depreciation and amortization	(216,470)	(200,688)

	$203,584	$186,305

Acquired product rights, net:
Purchased product rights and technologies	$125,589	$125,589
Less: accumulated amortization of purchased product rights and technologies	(67,461)	(60,370)

	$58,128	$65,219

Goodwill, net:
Goodwill	$818,130	$818,071
Less: accumulated amortization	(292,203)	(292,203)

	$525,927	$525,868

Other, net:
Other long-term assets, net	$24,907	$26,883
Other intangible assets	9,700	9,700
Less: accumulated amortization of other intangible assets	(5,245)	(4,709)

	$29,362	$31,874

Accumulated other comprehensive loss:
Unrealized gain on available-for-sale securities	$1,317	$718
Cumulative translation adjustment	(9,992)	(53,731)

	$(8,675)	$(53,013)

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements, Continued

Note 3. Goodwill, Acquired Product Rights and Other Intangible Assets

With the adoption of SFAS No. 142, we ceased the amortization of goodwill and intangible assets deemed to have indefinite lives and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. Accordingly, there was no amortization of goodwill and acquired workforce-in-place during the June 2002 quarter.

The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and acquired workforce-in-place, net of the related income tax effect:

	Three Months Ended
	June 30,

(In thousands, except per share data; unaudited)	2002	2001

Net income (loss), as reported	$56,569	$(21,218)
Amortization of goodwill and acquired workforce-in-place, net of income tax benefit of $790	—	48,898

Net income, as adjusted	$56,569	$27,680

Net income (loss) per share — basic, as reported	$0.39	$(0.14)
Amortization of goodwill and acquired workforce-in-place, net of income tax benefit of $790	—	0.33

Net income per share — basic, as adjusted	$0.39	$0.19

Net income (loss) per share — diluted, as reported	$0.36	$(0.14)
Amortization of goodwill and acquired workforce-in-place, net of income tax benefit of $790	—	0.32

Net income per share — diluted, as adjusted*	$0.36	0.18

* For the June 2001 quarter, total shares used for the purpose of calculating net income per share (diluted), as adjusted include approximately 8.6 million shares issuable from the assumed exercise of outstanding options.

Acquired product rights and other intangible assets subject to amortization were as follows:

	June 30,	March 31,
(In thousands; unaudited)	2002	2002

Acquired product rights, net:
Purchased product rights and technologies	$125,589	$125,589
Less: accumulated amortization of purchased product rights and technologies	(67,461)	(60,370)

	$58,128	$65,219

Other intangible assets, net:
Other intangible assets	$9,700	$9,700
Less: accumulated amortization of other intangible assets	(5,245)	(4,709)

	$4,455	$4,991

Amortization expense for acquired product rights and other intangible assets (customer base and trade names) was $7.1 million and $536,000, respectively, during the June 2002 quarter. The estimated annual amortization expense for acquired product rights is $26.1 million, $23.9 million, $15.2 million and $59,000 for fiscal year 2003, 2004, 2005 and 2006, respectively. The estimated annual amortization expense for other intangible assets is $2.1 million, $1.9 million and $932,000 for fiscal year 2003, 2004 and 2005, respectively.

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements, Continued

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended
	June 30,

(In thousands; unaudited)	2002	2001

Net income (loss)	$56,569	$(21,218)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale marketable securities, net of a tax provision of $1,016 and none, respectively	599	(625)
Change in cumulative translation adjustment	43,739	(934)

Total other comprehensive income (loss)	44,338	(1,559)

Comprehensive income (loss)	$100,907	$(22,777)

Note 5. Net Income (Loss) Per Share

The components of net income (loss) per share were as follows:

	Three Months Ended
	June 30,

(In thousands, except per share data; unaudited)	2002	2001

Basic Net Income (Loss) Per Share
Net income (loss)	$56,569	$(21,218)

Weighted average number of common shares outstanding during the period	143,913	146,600

Basic net income (loss) per share	$0.39	$(0.14)

Diluted Net Income (Loss) Per Share
Net income (loss)	$56,569	$(21,218)
Interest on convertible subordinated debentures, net of income tax effect	3,598	—

Net income, as adjusted	$60,167	$(21,218)

Weighted average number of common shares outstanding during the period	143,913	146,600
Shares issuable from assumed exercise of options	7,539	—
Shares issuable from assumed conversion of convertible subordinated debentures	17,575	—

Total shares for purpose of calculating diluted net income (loss) per share	169,027	146,600

Diluted net income (loss) per share	$0.36	$(0.14)

For the three months ended June 30, 2002, approximately 2.0 million shares issuable from assumed exercise of options were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three months ended June 30, 2001, approximately 14.4 million shares issuable from assumed exercise of options were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net loss reported in the period.

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements, Continued

Note 6. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the June 2002 quarter, we had repurchased a total of 19.6 million shares under this program at prices ranging from $17.78 to $25.58 per share, for an aggregate amount of approximately $448.8 million. No shares were repurchased during the June 2002 and June 2001 quarters.

Note 7. Convertible Subordinated Debentures

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were approximately $584.6 million. The debentures are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the debentures on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest will be paid semi-annually, and we commenced making these payments on May 1, 2002. Debt issuance costs of approximately $15.8 million, related to the 3% convertible subordinated debentures, will be amortized on a straight-line basis through November 1, 2006. We have reserved approximately 17.6 million shares of common stock for issuance upon conversion of the 3% convertible subordinated debentures. As of June 30, 2002, there has been no conversion of the 3% convertible subordinated debentures.

Note 8. Acquisitions

Acquisition of Lindner & Pelc

On August 30, 2001, we purchased 100% of the outstanding shares of Lindner & Pelc Consult GmbH, a security services and implementation company in Berlin, Germany, for approximately $2.2 million. The transaction was accounted for as a purchase and we recorded approximately $2.1 million in goodwill. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through September 2004. The maximum aggregate amount of such contingency payments is approximately $2.0 million. During the June 2002 quarter, $694,000 was recorded as compensation expense, as it was determined that this amount of the contingency payments will be paid under the agreement. The amount of $694,000 remains as an accrual as of June 30, 2002.

Note 9. Restructuring, Site Closures and Other Expenses

During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of this relocation, our workforce was reduced by 251 employees. As of June 30, 2002, we had an accrual of approximately $5.3 million outstanding related to these severance, related benefits and outplacement service charges.

Details of the fiscal 2003 restructuring, site closures and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	6/30/02

Employee severance and outplacement	Cash	$5,629	$(312)	$—	$5,317
Excess facilities	Non-cash	424	(424)	—	—

Total restructuring, site closures and other expenses		$6,053	$(736)	$—	$5,317

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements, Continued

During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related abandoned fixed asset and leasehold improvement write-offs. As of June 30, 2002, we had an accrual of approximately $4.4 million outstanding related to rent and related exit costs of the facilities.

Also during the March 2002 quarter, we recorded approximately $950,000 for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, our workforce was reduced by 29 employees. As of June 30, 2002, we had an accrual of approximately $65,000 outstanding for related severance, related benefits and outplacement services.

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. As of June 30, 2002, we had an accrual of approximately $5.6 million outstanding related to rent and related exit costs of the facilities.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to former AXENT operations. As a result, our workforce was reduced by 58 employees. These severance, related benefits and outplacement costs were paid by the end of the September 2001 quarter. As of June 30, 2002, we had an accrual of approximately $168,000 remaining related to the abandoned facilities.

Details of the fiscal 2002 restructuring, site closures and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	6/30/02

Employee severance and outplacement	Cash	$2,639	$(2,574)	$—	$65
Excess facilities	Cash/ non-cash	17,789	(7,650)	—	10,139

Total restructuring, site closures and other expenses		$20,428	$(10,224)	$—	$10,204

Note 10. Litigation and Contingencies

On June 14, 2002, Hark Chan and Techsearch LLC filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that unspecified products sold on CD-ROM with Internet hyperlinks and/or with the LiveUpdate feature infringe a patent owned by Techsearch. The lawsuit requests damages, injunctive relief, costs and attorney fees. We intend to defend the action vigorously.

In May 2002, Craig Hughes filed a lawsuit in Utah state court, purportedly on behalf of a class of persons located in Utah who he asserts received unsolicited commercial email from us. The complaint alleges violation of Utah’s recently enacted Unsolicited Commercial Email Act. We intend to defend the action vigorously.

On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and Altiris has appealed the ruling. We intend to defend the action vigorously.

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and we have requested leave to seek further review of that decision. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements, Continued

costs, and an additional charge of approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. As of June 30, 2002, we believe that we have adequately accrued for both the damages and costs.

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

The Enterprise Security segment focuses on providing Internet security technology, global response and services necessary for organizations to manage their information security needs. The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. The Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security expertise and global resources to help enable e-business success. The Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill (through March 31, 2002) and other intangible assets and charges that are one-time in nature, such as acquired in-process research and development, legal judgments and settlements and restructuring, site closures and other expenses which are not charged to the other operating segments.

SYMANTEC CORPORATION
Notes To Condensed Consolidated Financial Statements, Continued

The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
(In thousands; unaudited)	Security	Administration	Products	Services	Other	Company

Three Months Ended June 30, 2002
Revenue from external customers	$131,879	$55,839	$123,908	$3,675	$740	$316,041
Operating income (loss)	27,517	41,077	61,318	(4,830)	(47,092)	77,990
Depreciation & amortization expense	2,599	118	945	119	16,944	20,725
Three Months Ended June 30, 2001
Revenue from external customers	97,670	59,476	65,143	2,310	3,437	228,036
Operating income (loss)	17,033	40,205	12,862	(5,115)	(86,211)	(21,226)
Depreciation & amortization expense	2,458	111	717	104	62,613	66,003

Geographical Information

	Three Months Ended
	June 30,

(In thousands; unaudited)	2002	2001

Net revenues from external customers:
United States	$166,172	$121,116
Other foreign countries	149,869	106,920

	$316,041	$228,036

Note 12. Subsequent Events

In July 2002, we announced that we had entered into agreements to acquire three privately-held companies, Riptech, Inc., Recourse Technologies and, SecurityFocus, for $145 million, $135 million and $75 million in cash, respectively. We expect to complete each of these acquisitions in the second quarter of fiscal 2003.

Riptech, Inc. is a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services.

Recourse Technologies is a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks.

SecurityFocus is a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur.

In July 2002, we also announced that we acquired Mountain Wave, Inc. for $20 million in cash. Mountain Wave, Inc. is a provider of automated attack sensing and warning software and services for real-time enterprise security operations management.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “continue” and similar expressions identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report, except as required by applicable law. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 20. We encourage you to read that section carefully.

All Symantec share and per share amounts in this Form 10-Q have been adjusted to reflect the two-for-one stock split effected as a stock dividend, which became effective January 31, 2002.

OVERVIEW

Symantec, a world leader in Internet security technology, provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, vulnerability management, intrusion detection, Internet content and e-mail filtering, and remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 38 countries worldwide.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the June 2002 quarter as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2002.

Recent Events

In July 2002, we announced that we had entered into agreements to acquire three privately-held companies, Riptech, Inc., Recourse Technologies and SecurityFocus, for $145 million, $135 million and $75 million in cash, respectively. We expect to complete each of these acquisitions in the second quarter of fiscal 2003.

Riptech, Inc. is a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services.

Recourse Technologies is a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks.

SecurityFocus is a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur.

In July 2002, we also announced that we acquired Mountain Wave, Inc. for $20 million in cash. Mountain Wave, Inc. is a provider of automated attack sensing and warning software and services for real-time enterprise security operations management.

As a result of these acquisitions, we expect our operating expenses to increase in future periods. At least initially, we expect the increase in our operating expenses to exceed the revenues attributed to these acquired companies, and that as a result, these acquisitions will be dilutive to net income, as we integrate the operations, products and services of these companies into our own offerings and continue to develop these offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS

The following table sets forth each item from our condensed consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three Months Ended		Percent
	June 30,		Change
			in Dollar
	2002	2001	Amounts

(Unaudited)
Net revenues	100%	100%	39%
Cost of revenues	18	20	24

Gross margin	82	80	42
Operating expenses:
Research and development	14	17	15
Sales and marketing	36	44	14
General and administrative	5	5	27
Amortization of goodwill	—	21	(100)
Amortization of other intangibles from acquisitions	—	—	—
Restructuring, site closures and other expenses	3	2	196

Total operating expenses	58	89	(11)

Operating income (loss)	24	(9)	(467)
Interest income	3	3	27
Interest expense	(2)	—	*
Income, net of expense, from sale of technologies and product lines	1	2	(47)
Other expense, net	—	—	*

Income (loss) before income taxes	26	(4)	(966)
Provision for income taxes	8	5	134

Net income (loss)	18%	(9)%	(367)

* Percentage change is not meaningful

Net Revenues

Net revenues increased 39% to $316.0 million during the June 2002 quarter from $228.0 million during the June 2001 quarter. The increase was due primarily to increased sales of our enterprise security products and consumer products, partially offset by a decline in sales of our enterprise administration products. The increased sales of our enterprise security products and consumer products were due primarily to strong growth in our virus protection solutions. From a regional standpoint, the increase was primarily due to growth in net revenues in the United States and, to a lesser extent, in Europe. Strength in major foreign currencies during the June 2002 quarter also positively impacted our international revenue growth.

Segments

Our Enterprise Security segment provides organizations with Internet security technology, global response and services to manage their information security needs. Our Enterprise Security segment represented approximately 42% and 43% of net revenues during the June 2002 and 2001 quarters, respectively. Net revenues increased approximately $34.2 million, or 35%, during the June 2002 quarter as compared to the June 2001 quarter. This increase was primarily due to strong growth in sales of our virus protection, firewall/VPN and vulnerability management product solutions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Our Enterprise Administration segment represented approximately 18% and 26% of net revenues during the June 2002 and 2001 quarters, respectively. Net revenues decreased by approximately $3.6 million, or 6%, during the June 2002 quarter as compared to the June 2001 quarter. This decrease was due to a decline in sales of our pcAnywhere product, partially offset by growth in our Ghost Corporate Edition product. The decline in our pcAnywhere product was, and may continue to be, the result of a decrease in both small business and home office sales and corporate sales.

Our Consumer Products segment provides security and problem-solving products to individual users, home offices and small businesses. Our Consumer Product segment represented approximately 39% and 29% of net revenues during the June 2002 and 2001 quarters, respectively. Net revenues increased by approximately $58.8 million, or 90%, during the June 2002 quarter as compared to the June 2001 quarter. This increase was primarily related to stronger than expected consumer and small business spending, which contributed to the increase in sales of our Norton AntiVirus, Norton System Works, and Norton Internet Security products. Our electronic distribution channel, including original equipment manufacturer subscription renewals, also contributed to the increase in sales during the June 2002 quarter. This segment’s net revenues have been seasonally lower in the June quarters as compared to the March quarters over the last three years, although only slightly lower in the June 2002 quarter by approximately $2.0 million, or 2%, from the March 2002 quarter. We do not expect that the recent level of growth in Consumer Products is sustainable in the future.

Our Services segment provides information security solutions that incorporate best-of-breed technology, security expertise and global resources to help enable e-business success. Net revenues from this segment increased slightly during the June 2002 quarter as compared to the June 2001 quarter and represented 1% of net revenues during the June 2002 and 2001 quarters. Our Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% and approximately 2% of net revenues during the June 2002 and 2001 quarters, respectively.

International

Net revenues from sales outside of the United States were approximately $149.9 million and $106.9 million during the June 2002 and 2001 quarters, respectively. As a percentage of net revenues, sales outside of the United States represented approximately 47% during each of the June 2002 and 2001 quarters. The increase in absolute dollars during the June 2002 quarter as compared to the June 2001 quarter was primarily the result of sales growth in Europe and to a lesser extent in Japan and Canada.

Strength in major foreign currencies during the June 2002 quarter positively impacted our international revenue growth by approximately $6.7 million as compared to the impact of average major foreign currency rate changes during the June 2001 quarter.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of consulting services, technical support costs and amortization of acquired product rights.

Gross margin was approximately 82% and 80% of net revenues during the June 2002 and 2001 quarters, respectively. This increase was primarily due to higher margins associated with an increase in sales of our enterprise security products. This was partially offset by an increase in royalty and consulting service costs. Costs of consulting services increased with the related increase in consulting services revenues and our consulting services typically have lower margins than our products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Research and Development Expenses

Research and development expenses as a percentage of net revenues were approximately 14% and 17% during the June 2002 and 2001 quarters, respectively. The decrease in research and development expenses as a percentage of net revenues was attributed to the disproportionate growth in net revenues of 39% compared to growth in research and development expenses of 15% during the June 2002 quarter. In absolute dollars, research and development expenses increased 15% to approximately $45.5 million during the June 2002 quarter from $39.5 million during the June 2001 quarter. This increase was primarily a result of increased infrastructure related expenditures and costs of outside services.

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of net revenues were approximately 36% and 44% during the June 2002 and 2001 quarters, respectively. The decrease in sales and marketing expenses as a percentage of net revenues was attributed to the disproportionate growth in net revenues of 39% compared to growth in sales and marketing expenses of 14% during the June 2002 quarter. In absolute dollars, sales and marketing expenses increased 14% to approximately $115.2 million during the June 2002 quarter from $101.3 million during the June 2001 quarter. This increase was primarily a result of increased headcount, salary increases and higher commission expenses due to the increase in sales, and increased advertising and promotion expenses.

General and Administrative Expenses

General and administrative expenses as a percentage of net revenues remained flat at approximately 5% during the June 2002 and 2001 quarters. General and administrative expenses increased 27% to approximately $15.4 million during the June 2002 quarter from $12.1 million during the June 2001 quarter. This increase was primarily a result of increased headcount, salary increases and legal fees.

Amortization of Goodwill and Other Intangibles From Acquisitions

Amortization of goodwill and other intangibles from acquisitions decreased 99% to approximately $536,000 during the June 2002 quarter from $49.5 million during the June 2001 quarter. This decrease was due to the adoption of SFAS No. 142 on April 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.

Restructuring, Site Closures and Other Expenses

Restructuring, site closures and other expenses increased 196% to approximately $6.1 million during the June 2002 quarter from $2.0 million during the June 2001 quarter. During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result, our workforce was reduced by 251 employees.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to the former AXENT operations. As a result, our workforce was reduced by 58 employees.

Interest Income, Interest Expense and Other Expense

Interest income was approximately $9.6 million and $7.6 million during the June 2002 and 2001 quarters, respectively. The increase was due to higher average invested cash balances during the June 2002 quarter as compared to the June 2001 quarter, partially offset by lower average interest rates.

Interest expense of approximately $5.3 million during the June 2002 quarter was related to the 3% convertible subordinated debentures issued in October 2001. We recorded no interest expense during the June 2001 quarter.

Other expense, net was insignificant during the June 2002 and 2001 quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Income, Net of Expense, From Sale of Technologies and Product Lines

Income, net of expense, from sale of technologies and product lines was approximately $2.2 million and $4.3 million during the June 2002 and 2001 quarters, respectively. This income was related primarily to royalty payments received from Interact Commerce Corporation, who subsequently merged with The Sage Group plc, as a result of the divestiture of our ACT! product line in December 1999.

Income Tax Provision

Our effective tax rate on income before restructuring, site closures and other expenses and amortization of goodwill was 32% during the June 2002 and 2001 quarters. This effective tax rate was lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

Our overall effective tax rate was 32% on pre-tax income for the June 2002 quarter, and (120%) on pre-tax loss for the June 2001 quarter. The effective tax rate for the June 2002 quarter is lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations. The high effective tax rate for the June 2001 quarter reflects the nondeductibility of substantially all of the goodwill amortization.

Selected Pro Forma Financial Data

For comparative purposes, the following table displays, on a pro forma basis, our results of operations excluding all acquisition related amortization and one-time charges. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from pro forma measures used by other companies.

	Three Months Ended
	June 30,

(In thousands, except per share data; unaudited)	2002	2001

Pro forma net income	$65,625	$33,878

Pro forma net income per share — diluted	$0.41	$0.22

Shares used to compute pro forma net income per share — diluted	169,027	155,212

The following items represent the difference between the pro forma financial data and the related GAAP financial data in the Condensed Consolidated Statements of Operations.

•	For the June 2002 quarter, the pro forma net income excludes all acquisition related amortization and one-time charges of $12.9 million (tax benefit of $3.9 million). For the June 2001 quarter, the pro forma net income excludes all acquisition related amortization and one-time charges of $59.5 million (tax benefit of $4.4 million).

•	For the June 2001 quarter, shares used to compute pro forma net income per share (diluted) include approximately 8.6 million shares issuable from the assumed exercise of outstanding options.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased approximately $152.4 million to $1,527.5 million at June 30, 2002 from $1,375.1 million at March 31, 2002. This increase is primarily due to cash provided from operations, net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan and strength in major foreign currencies. The cash provided by these factors was partially offset by cash paid for capital expenditures.

Net cash provided by operating activities during the June 2002 quarter was approximately $95.9 million and was comprised of net income of $56.6 million, net non-cash related expenses of $23.5 million and a net increase of $15.8 million in liabilities, net of an increase in assets.

Net trade accounts receivable increased by $42.5 million to approximately $131.7 million at June 30, 2002 from $89.2 million at March 31, 2002. The increase in net trade accounts receivable is primarily due to higher sales in the month of June 2002 as compared to the month of March 2002, an unusually low net trade accounts receivable balance at March 31, 2002 and the strength in major foreign currencies at June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net cash used in investing activities during the June 2002 quarter was approximately $152.4 million and was comprised primarily of $127.9 million in net purchases of marketable securities and $24.4 million of capital expenditures.

The strength in major foreign currencies against the U.S. dollar had a positive impact on our net asset position at June 2002.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the June 2002 quarter, we had repurchased a total of 19.6 million shares under this program at prices ranging from $17.78 to $25.58 per share, for an aggregate amount of approximately $448.8 million. No shares were repurchased during the June 2002 and June 2001 quarters.

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were $584.6 million. The debentures are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the debentures on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002. We intend to use the net proceeds of the offering for general corporate purposes, including working capital, potential acquisitions, stock repurchases and investments in our infrastructure.

Subsequent to June 30, 2002, we announced plans to acquire three privately-held companies for $355.0 million in cash, and acquired another privately-held company for $20.0 million in cash.

We believe that existing cash, cash equivalents and short-term investments, cash generated from operating results and cash received from the convertible note offering will be sufficient to fund operations for at least the next year.

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

On March 30, 2001, we entered into a master lease agreement for land and the construction of two office buildings, one in Newport News, Virginia, effective June 6, 2001, and another in Springfield, Oregon, effective April 6, 2001. Our lease payments are based on one-, three- or six-month LIBOR plus a specified margin. We have the right to acquire the related properties at any time during the six and one-half year lease period ending September 28, 2007. We moved into the Oregon facility immediately after the end of the December 2001 quarter and into the Virginia facility in April 2002. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $40.0 million, representing approximately 85% of the lessor’s purchase price of the properties.

As security for each of these arrangements, we are required to maintain a cash collateral balance, the aggregate amount of which was $119.6 million at June 30, 2002. We are required to invest the cash collateral in U.S. Treasury securities or certificates of deposit with specified lenders and maturities not to exceed two to three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. As of June 30, 2002, the investments related to the California lease totaled approximately $72.4 million and the investments related to the Oregon and Virginia leases totaled $47.2 million. These amounts are classified as non-current restricted investments within the financial statements.

In addition, we are obligated to maintain certain financial covenants including a minimum cash balance, tangible net worth and quarterly earnings before income tax, depreciation and amortization, or EBITDA, and a maximum debt

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

and senior debt to EBITDA ratio. Future acquisitions, financing activities or operating losses may cause us to be in violation of these financial covenants. In the event of default, we may be required to release the cash collateral and take possession of the buildings. As of June 30, 2002, we were in compliance with all of the above covenants.

RECENT ACCOUNTING PRONOUNCEMENTS

The lessors associated with lease agreements relating to certain of our facilities, described under Synthetic Leases above, are special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. In July 2002, the Financial Accounting Standards Board, or FASB, issued a proposed interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, that addresses the consolidation of special purpose entities. The proposed interpretation provides guidance for determining when an entity (such as us), the primary beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the primary beneficiary. The expected proposed interpretation may result in us having to consolidate the financial position and operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements. The effective date of these proposed new rules could be as early as the beginning of fiscal year ending March 31, 2004, and immediately for any new leases which utilize special purpose entities or equivalent structures entered into after the new rules’ effective date.

BUSINESS RISK FACTORS

We have grown, and may continue to grow, through acquisitions, which give rise to a number of risks that could have adverse consequences for our future operating results. We announced four acquisitions during July 2002 and will likely pursue future acquisitions. One of the recently-announced acquisitions has been completed, but completion of the other three remain subject to customary closing conditions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. Acquisitions may result in substantial amounts of goodwill that will be subject to an annual, or if events require, a more frequent impairment test and other intangible assets that will be amortized and also subject to an annual impairment test. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition.

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer antivirus protection products. During the second half of fiscal 2002 and first quarter of fiscal 2003, we experienced a higher than expected rate of growth in sales of our consumer antivirus protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis going forward. We believe that consumer antivirus sales were spurred by a number of factors, including outbreaks of the well-publicized Code Red and Nimda viruses and a reaction from the September 11 terrorist attacks. In addition, although the release of new operating systems incorporating security and virus protection features, particularly past releases of Microsoft Windows, have increased competition in our market and had a harmful effect on demand, the recent release of Windows XP may have actually spurred additional sales. These positive factors are likely to weaken over time, and it is possible that growth rates in sales of antivirus protection products may decline.

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

The trend toward consolidation in the software industry could impede our ability to compete effectively. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software solutions. Changes resulting from this consolidation may negatively impact our competitive position. In addition, to the extent that we seek to expand our product lines and skills and capacity through acquisitions, the trend toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

We are in the process of making substantial changes to our information systems that could disrupt our business. During fiscal 2002, we began implementing Oracle 11i and a new CRM system. Oracle 11i implementation occurred in the December 2001 quarter for the United States operations and in the June 2002 quarter for the Europe, Middle East and Africa operations. The first three phases of the CRM implementation occurred in June 2001, February 2002 and June 2002, with the remaining implementation phases scheduled for the third quarter of fiscal 2003 and first quarter of fiscal 2004. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

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

The results of our research and development efforts are uncertain. We will need to incur significant research and development expenditures in future periods as we strive to remain competitive. The length of our product development cycle has generally been greater than we originally expected and we are likely to experience delays in future product development. In addition, a portion of our development efforts has not been technologically successful and certain products have not achieved market acceptance. As a result, the products we are currently developing or may develop in the future may not be technologically successful, achieve market acceptance or compete effectively with products of our competitors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the June 2002 quarter as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2002.

Part II. Other Information

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Items 2, 3, 4, 5 and 6 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2002	SYMANTEC CORPORATION (Registrant)

	By	/s/ John W. Thompson

John W. Thompson, Chairman and Chief Executive Officer

	By	/s/ Gregory Myers

Gregory Myers, Chief Financial Officer and Senior Vice President of Finance