Form 10-Q
period 2002-09-27
SYMANTEC CORP
filed 2002-11-12
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 27, 2002.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ______ to ______.

Commission File Number 0-17781

SYMANTEC CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. employer identification no.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (zip code)

Registrant’s telephone number, including area code:	(408) 517-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑          NO ☐

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 25, 2002 (including 2,300,409 shares of Delrina exchangeable stock): 144,652,184 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended September 27, 2002

PART I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(In thousands, except par value)	2002	2002*

	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,169,480	$1,375,051
Trade accounts receivable, net	154,128	89,223
Inventories	8,272	7,463
Deferred income taxes	77,471	68,621
Other	30,646	22,461

Total current assets	1,439,997	1,562,819
Restricted investments	118,506	124,313
Property, equipment and leasehold improvements, net	212,786	186,305
Deferred income taxes	17,523	6,207
Acquired product rights, net	91,254	65,219
Goodwill, net	834,600	525,868
Other, net	32,293	31,874

	$2,746,959	$2,502,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,826	$70,057
Accrued compensation and benefits	62,819	54,419
Deferred revenue	427,879	331,100
Other accrued expenses	77,734	70,745
Income taxes payable	57,515	52,777

Total current liabilities	704,773	579,098
Convertible subordinated debentures	600,000	600,000
Other long-term obligations	5,324	3,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 300,000; issued and outstanding: 143,322 and 143,559 shares, respectively)	1,433	1,436
Capital in excess of par value	1,197,819	1,194,173
Accumulated other comprehensive loss	(20,133)	(53,013)
Unearned compensation	(124)	(372)
Retained earnings	257,867	177,652

Total stockholders’ equity	1,436,862	1,319,876

	$2,746,959	$2,502,605

*     Amounts as of March 31, 2002 were derived from the March 31, 2002 audited consolidated financial statements.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except net income (loss) per share; unaudited)	2002	2001	2002	2001

Net revenues	$325,231	$242,372	$641,272	$470,408
Cost of revenues	61,159	45,478	116,611	90,305

Gross margin	264,072	196,894	524,661	380,103
Operating expenses:
Research and development	47,344	40,020	92,832	79,491
Sales and marketing	124,896	102,356	240,064	203,636
General and administrative	17,254	11,317	32,608	23,439
Amortization of goodwill	—	49,416	—	98,396
Amortization of other intangibles from acquisitions	665	536	1,201	1,072
Acquired in-process research and development	4,700	—	4,700	—
Restructuring, site closures and other	(1,179)	—	4,874	2,046

Total operating expenses	193,680	203,645	376,279	408,080

Operating income (loss)	70,392	(6,751)	148,382	(27,977)
Interest income	9,723	7,366	19,369	14,953
Interest expense	(5,292)	—	(10,583)	—
Income, net of expense, from sale of technologies and product lines	2,444	4,642	4,680	8,892
Other expense, net	(134)	(727)	(1,125)	(993)

Income (loss) before income taxes	77,133	4,530	160,723	(5,125)
Provision for income taxes	25,139	16,342	52,160	27,905

Net income (loss)	$51,994	$(11,812)	$108,563	$(33,030)

Net income (loss) per share — basic	$0.36	$(0.08)	$0.75	$(0.23)

Net income (loss) per share — diluted	$0.33	$(0.08)	$0.69	$(0.23)

Shares used to compute net income (loss) per share — basic	144,537	145,800	144,225	146,200

Shares used to compute net income (loss) per share — diluted	168,489	145,800	168,743	146,200

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,

(In thousands; unaudited)	2002	2001

Operating Activities:
Net income (loss)	$108,563	$(33,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	25,858	13,920
Amortization of debt issuance costs and other assets	3,115	(385)
Amortization and write-off of acquired product rights	14,505	16,055
Amortization of goodwill and other intangibles from acquisitions	1,201	99,468
Loss on equity investments	750	—
Write-off of equipment and leasehold improvements	3,304	4,736
Acquired in-process research and development	4,700	—
Deferred income taxes	564	—
Gain on divestiture of the web access management product line	—	(392)
Income tax benefit from stock options	8,065	23,480
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(56,785)	(22,956)
Inventories	(362)	(1,160)
Other current assets	(439)	1,710
Other assets	645	392
Accounts payable	(868)	(5,769)
Accrued compensation and benefits	3,120	(1,602)
Other accrued expenses	(8,276)	(8,557)
Deferred revenue	83,168	53,878
Income taxes payable	1,478	(22,310)
Other long-term obligations	(28)	—

Net cash provided by operating activities	192,278	117,478

Investing Activities:
Capital expenditures	(42,578)	(44,961)
Purchased intangibles	—	(300)
Purchase of Foster-Melliar	—	(1,499)
Purchase of Lindner & Pelc	(59)	(2,137)
Purchase of 20/20 Software	—	(1,535)
Purchase of Riptech	(139,552)	—
Purchase of Recourse	(135,172)	—
Purchase of SecurityFocus	(72,786)	—
Purchase of Mountain Wave	(19,919)	—
Purchase of equity investments	(2,500)	(1,000)
Purchases of marketable securities	(975,785)	(275,209)
Proceeds from sales of marketable securities	1,106,082	309,290
Proceeds from (purchases of) long-term, restricted investments	5,807	(21,386)

Net cash used in investing activities	(276,462)	(38,737)

Financing Activities:
Repurchases of common stock	(64,332)	(204,420)
Net proceeds from sales of common stock and other	31,810	62,692

Net cash used in financing activities	(32,522)	(141,728)

Effect of exchange rate fluctuations on cash and cash equivalents	6,397	893

Decrease in cash and cash equivalents	(110,309)	(62,094)
Beginning cash and cash equivalents	379,237	227,923

Ending cash and cash equivalents	$268,928	$165,829

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of September 30, 2002 and for the three and six months ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2002, March 31, 2002 and September 30, 2001 reflect amounts as of and for the periods ended September 27, 2002, March 29, 2002 and September 28, 2001, respectively. The three months ended September 30, 2002 and 2001 each comprised 13 weeks of activity. The six months ended September 30, 2002 and 2001 each comprised 26 weeks of activity.

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

In accordance with SFAS No. 142, we ceased the amortization of goodwill and intangible assets deemed to have indefinite lives and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. We also performed the initial goodwill impairment test required by SFAS No. 142 during the June 2002 quarter. We have identified four reporting units, which represent four of our primary operating segments as indicated in Note 11, and determined that there was no impairment of goodwill recorded upon implementation of SFAS No. 142. We will continue to test for impairment on an annual basis, or earlier if indicators of impairment exist.

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

The lessors associated with lease agreements relating to certain of our facilities are special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. In July 2002, the FASB issued a proposed interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, that addresses the consolidation of special purpose entities. The proposed interpretation provides guidance for determining when an entity (such as us), the primary beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the primary beneficiary. The expected proposed interpretation may result in us having to consolidate the financial position and operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements. The effective date of these proposed new rules could be as early as the beginning of our fiscal year ending March 31, 2004, and immediately for any new leases which utilize special purpose entities or equivalent structures entered into after the new rules’ effective date.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment is made to an exit or disposal plan. SFAS No. 146 also

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

Note 2. Balance Sheet Information

	September 30,	March 31,
(In thousands)	2002	2002

	(unaudited)
Cash, cash equivalents and short-term investments:
Cash	$112,490	$123,030
Cash equivalents	156,438	256,207
Short-term investments	900,552	995,814

	$1,169,480	$1,375,051

Trade accounts receivable, net:
Receivables	$166,336	$99,304
Less: allowance for doubtful accounts	(12,208)	(10,081)

	$154,128	$89,223

Property, equipment and leasehold improvements, net:
Computer hardware and software	$288,784	$260,170
Office furniture and equipment	62,718	49,887
Buildings and land	46,045	41,671
Leasehold improvements	45,103	35,265

	442,650	386,993
Less: accumulated depreciation and amortization	(229,864)	(200,688)

	$212,786	$186,305

Acquired product rights, net:
Purchased product rights and technologies	$166,129	$125,589
Less: accumulated amortization of purchased product rights and technologies	(74,875)	(60,370)

	$91,254	$65,219

Goodwill, net:
Goodwill	$1,126,803	$818,071
Less: accumulated amortization	(292,203)	(292,203)

	$834,600	$525,868

Other, net:
Other long-term assets, net	$25,903	$26,883
Other intangible assets	12,300	9,700
Less: accumulated amortization of other intangible assets	(5,910)	(4,709)

	$32,293	$31,874

Accumulated other comprehensive loss:
Unrealized gain on available-for-sale securities	$1,750	$718
Cumulative translation adjustment	(21,883)	(53,731)

	$(20,133)	$(53,013)

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 3. Goodwill, Acquired Product Rights and Other Intangible Assets

With the adoption of SFAS No. 142, we ceased the amortization of goodwill and intangible assets deemed to have indefinite lives and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. Accordingly, there was no amortization of goodwill and acquired workforce-in-place during the three and six months ended September 30, 2002.

The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and acquired workforce-in-place, net of the related income tax effect:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2002	2001	2002	2001

Net income (loss), as reported	$51,994	$(11,812)	$108,563	$(33,030)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit of $0, $686, $0 and $1,372	—	49,438	—	98,440

Net income as adjusted	$51,994	$37,626	$108,563	$65,410

Net income (loss) per share-basic, as reported	$0.36	$(0.08)	$0.75	$(0.23)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit of $0, $686, $0 and $1,372	—	0.34	—	0.67

Net income per share-basic, as adjusted	$0.36	$0.26	$0.75	$0.44

Net income (loss) per share-diluted, as reported	$0.33	$(0.08)	$0.69	$(0.23)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit of $0, $686, $0 and $1,372	—	0.33	—	0.64

Net income per share-diluted, as adjusted*	$0.33	$0.25	$0.69	$0.41

*     For the three and six months ended September 30, 2001, total shares used for the purpose of calculating net income per share (diluted), as adjusted include approximately 4.6 million and 6.7 million shares, respectively, issuable from the assumed exercise of outstanding options.

Acquired product rights and other intangible assets subject to amortization were as follows:

	September 30,	March 31,
(In thousands)	2002	2002

	(unaudited)
Acquired product rights, net:
Purchased product rights and technologies	$166,129	$125,589
Less: accumulated amortization of purchased product rights and technologies	(74,875)	(60,370)

	$91,254	$65,219

Other intangible assets, net:
Other intangible assets	$12,300	$9,700
Less: accumulated amortization of other intangible assets	(5,910)	(4,709)

	$6,390	$4,991

Amortization expense for acquired product rights and other intangible assets (customer base, tradenames and marketing-related assets) was $7.4 million and $0.7 million, respectively, during the September 2002 quarter and $14.5 million and $1.2 million, respectively, during the six months ended September 30, 2002. The estimated annual

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

amortization expense for acquired product rights is $32.1 million, $33.4 million, $24.4 million, $9.3 million and $5.4 million for fiscal year 2003, 2004, 2005, 2006 and 2007, respectively, based upon existing acquired product rights. The estimated annual amortization expense for other intangible assets is $2.8 million, $2.6 million, $1.5 million, $0.5 million and $0.2 million for fiscal year 2003, 2004, 2005, 2006 and 2007, respectively, based upon existing intangible assets.

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands; unaudited)	2002	2001	2002	2001

Net income (loss)	$51,994	$(11,812)	$108,563	$(33,030)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale investments, net of tax expense (benefit) of $(154), $0, $862 and $0	433	3,070	1,032	2,445
Change in cumulative translation adjustment	(11,891)	8,952	31,848	8,018

Total other comprehensive income (loss)	(11,458)	12,022	32,880	10,463

Comprehensive income (loss)	$40,536	$210	$141,443	$(22,567)

Note 5. Net Income (Loss) Per Share

The components of net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2002	2001	2002	2001

Basic Net Income (Loss) Per Share
Net income (loss)	$51,994	$(11,812)	$108,563	$(33,030)

Weighted average number of common shares outstanding during the period	144,537	145,800	144,225	146,200

Basic net income (loss) per share	$0.36	$(0.08)	$0.75	$(0.23)

Diluted Net Income (Loss) Per Share
Net income (loss)	$51,994	$(11,812)	$108,563	$(33,030)
Interest on convertible subordinated debentures, net of income tax effect	3,599	—	7,196	—

Net income (loss), as adjusted	$55,593	$(11,812)	$115,759	$(33,030)

Weighted average number of common shares outstanding during the period	144,537	145,800	144,225	146,200
Shares issuable from assumed conversion of options	6,377	—	6,943	—
Shares issuable from assumed conversion of convertible subordinated debentures	17,575	—	17,575	—

Total shares for purpose of calculating diluted net income (loss) per share	168,489	145,800	168,743	146,200

Diluted net income (loss) per share	$0.33	$(0.08)	$0.69	$(0.23)

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

For the three months and six months ended September 30, 2002, approximately 8.6 million and 3.7 million shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three months and six months ended September 30, 2001, approximately 14.8 million and 14.0 million shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive due to the net loss reported in the period.

Note 6. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the September 2002 quarter, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. During the September 2002 quarter, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. During the September 2001 quarter, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. No shares were repurchased during the June 2002 and 2001 quarters.

Note 7. Convertible Subordinated Debentures

On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were approximately $584.6 million. The debentures are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the debentures on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, and we commenced making these payments on May 1, 2002. Debt issuance costs of approximately $15.8 million, related to the 3% convertible subordinated debentures, is amortized on a straight-line basis through November 1, 2006. We have reserved approximately 17.6 million shares of common stock for issuance upon conversion of the 3% convertible subordinated debentures. As of September 30, 2002, there has been no conversion of the 3% convertible subordinated debentures.

Note 8. Acquisitions

During the September 2002 quarter, we acquired four privately-held companies for a total of approximately $375.2 million in cash. The results of operations of the acquired companies have been included in the Company’s operations as of the dates of acquisition. The following acquired companies are included in our Enterprise Security segment, with the exception of Riptech which is included in our Services segment:

Riptech

On August 19, 2002, we acquired Riptech, Inc., a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $145.0 million. Under the transaction, we recorded approximately $2.1 million for acquired in-process research and development, $12.2 million for developed technology, $0.5 million for acquired product rights, $117.8 million for goodwill, $8.0 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. We also accrued approximately $3.2 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $2.7 million remains as an accrual as of September 30, 2002.

The amounts allocated to developed technology and acquired product rights will be amortized to cost of revenues over their useful lives of five years and one year, respectively.

Recourse

On August 19, 2002, we acquired Recourse Technologies, Inc., a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks, for approximately $135.3 million. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $19.0 million for developed technology, $109.3 million for goodwill, $2.2 million for other intangibles, $9.1 million for net deferred tax assets and $1.9 million for liabilities, net of

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

tangible assets. We also accrued approximately $3.3 million in acquisition related expenses, which included financial advisory, legal, tax and accounting fees, duplicative sites and severance costs, of which $3.1 million remains as an accrual as of September 30, 2002.

The amount allocated to developed technology will be amortized to cost of revenues over the useful life of four years. The amount allocated to other intangibles will be amortized to operating expenses over its useful life of one year.

SecurityFocus

On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for approximately $74.9 million. Under the transaction, we recorded approximately $1.6 million for acquired in-process research and development, $3.5 million for developed technology, $3.3 million for acquired product rights, $64.3 million for goodwill, $2.1 million for other intangibles, $0.5 million for net deferred tax assets and $1.2 million for tangible assets, net of liabilities. We also accrued approximately $1.7 million in acquisition related expenses, which included legal, tax and accounting fees, duplicative site and fixed asset expenses, and severance costs, of which $1.1 million remains as an accrual as of September 30, 2002.

The amounts allocated to developed technology and acquired product rights will be amortized to cost of revenues over their useful lives of one to four years. The amount allocated to other intangibles will be amortized to operating expenses over its useful life of four years.

Mountain Wave

On July 2, 2002, we acquired Mountain Wave, Inc., a provider of automated attack sensing and warning software and services for real-time enterprise security operations management, for $20.0 million. Under the transaction, we recorded approximately $2.0 million for developed technology, $17.3 million for goodwill, $1.7 million for net deferred tax assets and $0.4 million for liabilities, net of tangible assets. We also accrued approximately $0.7 million in acquisition related expenses, which included legal and accounting fees, duplicative site and severance costs, of which $0.06 million remains as an accrual as of September 30, 2002.

The amount allocated to developed technology will be amortized to cost of revenues over its useful life of five years.

Since all pre-acquisition contingencies, primarily general representations and warranties related to certain escrow arrangements, have not yet been finalized, the allocation of purchase price and its components for each of these acquisitions may continue to change through the end of the September 2003 quarter.

The following table summarizes the allocation of the purchase price for each of the acquisitions during the September 2002 quarter (in thousands):

	Allocated Purchase Price Components

		Acquired
		developed	Acquired			Deferred	Other assets
	Purchase	technology	product		Other	tax	(liabilities),
	Price	and IPR&D	rights	Goodwill	intangibles	assets, net	net

Riptech	$148,163	$2,100	$12,700	$117,770	$—	$7,974	$7,619
Recourse	138,622	1,000	19,000	109,265	2,164	9,090	(1,897)
SecurityFocus	76,595	1,600	6,840	64,318	2,100	503	1,234
Mountain Wave	20,698	—	2,000	17,320	—	1,740	(362)

Total	$384,078	$4,700	$40,540	$308,673	$4,264	$19,307	$6,594

We wrote off a total of $4.7 million of acquired in-process research and development, because the acquired technologies had not reached technological feasibility and had no alternative uses. The efforts required to develop

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

the acquired in-process technology principally relate to the completion of all planning, design, development and test activities that are necessary to establish that the product or service can be produced to meet its design specifications, including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

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

Acquisition of Lindner & Pelc

On August 30, 2001, we purchased 100% of the outstanding shares of Lindner & Pelc Consult GmbH, a security services and implementation company in Berlin, Germany, for approximately $2.2 million. The transaction was accounted for as a purchase and we recorded approximately $2.1 million in goodwill. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through September 2004. The maximum aggregate amount of such contingency payments is approximately $2.0 million. During the June 2002 quarter, $0.7 million was recorded as compensation expense, as it was determined that this amount of the contingency payments will be paid under the agreement. The amount of $0.7 million remains as an accrual as of September 30, 2002.

Pro Forma. The following unaudited pro forma results of operations for fiscal 2003 and 2002 are as if the Riptech acquisition had occurred at the beginning of each fiscal period presented. The pro forma information excludes $49.4 million and $98.4 million of goodwill amortization from non-related acquisitions for the three month and six month periods ended September 30, 2001. The pro forma information excludes $2.1 million of acquired in-process research and development for the three month and six month periods ended September 30, 2002. The pro forma information excludes $0.7 million and $1.5 million of amortization related to developed technology and other intangibles for the three month and six month periods ended September 30, 2001. Additionally, the pro forma information excludes $0.5 million and $1.3 million of amortization related to developed technology and other intangibles for the three month and six month periods ended September 30, 2002.

The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 2003 or of future operating results. Financial information prepared in accordance with U.S. GAAP for Recourse was not available due to insufficient record-keeping during the interim and annual periods in fiscal 2002 and interim periods in 2003 and, as such, has not been included in this pro forma information. Pro forma information for SecurityFocus and Mountain Wave was not presented as the SecurityFocus and Mountain Wave acquisitions were deemed not significant.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2002	2001	2002	2001

Net revenues	$327,734	$244,657	$648,088	$473,769

Net (loss) income, net of tax	$36,008	$23,330	$71,381	$39,845

Basic net (loss) income per share	$0.25	$0.16	$0.49	$0.27

Diluted net (loss) income per share	$0.24	$0.16	$0.47	$0.26

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 9. Restructuring, Site Closures and Other

During the September 2002 quarter, we recorded approximately $0.7 million for the costs of severance, related benefits and outplacement services associated with the reduction in operations of our San Antonio, Texas site. As a result, our workforce was reduced by 51 employees. As of September 30, 2002, we had an accrual of approximately $0.3 million outstanding related to severance, related benefits and outplacement service charges.

During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of this relocation, our workforce was reduced by 251 employees. This estimate was subsequently revised in the September 2002 quarter, resulting in a reduction in severance, related benefits and outplacement services accrual by approximately $0.9 million. As of September 30, 2002, we had an accrual of approximately $1.5 million outstanding related to these severance, related benefits and outplacement service charges.

Details of the fiscal 2003 restructuring, site closures and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	9/30/02

Employee severance and outplacement	Cash	$6,196	$(3,475)	$(944)	$1,777
Excess fixed assets	Cash/non-cash	567	(567)	—	—

Total restructuring, site closures and other expenses		$6,763	$(4,042)	$(944)	$1,777

During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related abandoned fixed asset and leasehold improvement write-offs. These estimates were subsequently revised in the September 2002 quarter, resulting in a net reduction in the facility related accrual by approximately $1.1 million. As of September 30, 2002, we had an accrual of approximately $4.0 million outstanding related to rent and exit costs of the facilities.

Also during the March 2002 quarter, we recorded approximately $1.0 million for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, our workforce was reduced by 29 employees. As of September 30, 2002, all costs have been paid with the exception of an immaterial amount for related outplacement services.

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. These estimates were subsequently revised in the September 2002 quarter, resulting in an increase in the facility related accrual by approximately $0.2 million. As of September 30, 2002, we had an accrual of approximately $5.4 million outstanding related to rent and related exit costs of the facilities.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to various restructurings as we continued the integration of AXENT into our operations. As a result, our workforce was reduced by 58 employees. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter. As of September 30, 2002, we had an accrual of approximately $0.1 million remaining related to the abandoned facilities.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Details of the fiscal 2002 restructuring and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	9/30/02

Employee severance and outplacement	Cash	$2,639	$(2,573)	$(41)	$25
Excess facilities	Cash/non-cash	17,789	(7,365)	(904)	9,520

Total restructuring, site closures and other expenses		$20,428	$(9,938)	$(945)	$9,545

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

In May 2002, Craig Hughes filed a lawsuit in Utah state court, purportedly on behalf of a class of persons located in Utah who he asserts received unsolicited commercial email from us. The complaint alleges violation of Utah’s recently enacted Unsolicited Commercial Email Act. The lawsuit requests damages, costs and attorney fees. We intend to defend the action vigorously.

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

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and we have requested leave to seek further review of that decision. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. As of September 30, 2002, we believe that we have adequately accrued for both the damages and costs.

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

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

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

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
(In thousands; unaudited)	Security	Administration	Products	Services	Other	Company

Three Months Ended
September 30, 2002
Revenue from external customers	$141,940	$52,602	$123,945	$6,112	$632	$325,231
Operating income (loss)	26,703	38,723	58,300	(4,988)	(48,346)	70,392
Depreciation & amortization expense	3,090	93	769	758	19,244	23,954
Three Months Ended
September 30, 2001
Revenue from external customers	109,051	53,487	73,696	3,031	3,107	242,372
Operating income (loss)	27,744	38,126	17,662	(5,344)	(84,939)	(6,751)
Depreciation & amortization expense	1,557	57	383	88	60,970	63,055
Six Months Ended
September 30, 2002
Revenue from external customers	273,825	108,441	247,847	9,787	1,372	641,272
Operating income (loss)	54,225	79,800	119,612	(9,818)	(95,437)	148,382
Depreciation & amortization expense	5,630	193	1,711	987	36,158	44,679
Six Months Ended
September 30, 2001
Revenue from external customers	206,721	112,963	138,839	5,341	6,544	470,408
Operating income (loss)	42,485	79,545	28,992	(10,459)	(168,540)	(27,977)
Depreciation & amortization expense	4,016	168	1,101	192	123,581	129,058

Geographical Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands; unaudited)	2002	2001	2002	2001

Net revenues from external customers:
United States	$171,917	$136,920	$338,089	$258,036
Other foreign countries	153,314	105,452	303,183	212,372

	$325,231	$242,372	$641,272	$470,408

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “continue” and similar expressions identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report, except as required by applicable law. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 24. We encourage you to read that section carefully.

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

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the six months ended September 30, 2002 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2002.

Recent Events

During the September 2002 quarter, we acquired the following four privately-held companies for approximately $375.2 million in cash:

Riptech, Inc. is a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services.

Recourse Technologies, Inc. is a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks.

SecurityFocus Inc. is a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur.

Mountain Wave, Inc. is a provider of automated attack sensing and warning software and services for real-time enterprise security operations management.

As a result of these acquisitions, we recorded approximately $4.7 million for acquired in-process research and development, $40.5 million for developed technology and acquired product rights, $308.7 million for goodwill, $4.3 million for other intangibles, $19.3 million for net deferred tax assets and $6.6 million for tangible assets, net of liabilities. We expect our operating expenses to increase in future periods. At least initially, we expect the increase in our operating expenses to exceed the revenues attributed to these acquired companies, and that as a result, these acquisitions will be dilutive to net income as we integrate the operations, products and services of these companies into our own offerings and continue to develop these offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS

The following table sets forth each item from our condensed consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three Months			Six Months
	Ended		Percent	Ended		Percent
	September 30,		Change	September 30,		Change
			in Dollar			in Dollar
(Unaudited)	2002	2001	Amounts	2002	2001	Amounts

Net revenues	100%	100%	34%	100%	100%	36%
Cost of revenues	19	19	34	18	19	29

Gross margin	81	81	34	82	81	38
Operating expenses:
Research and development	15	17	18	15	17	17
Sales and marketing	38	42	22	37	43	18
General and administrative	5	5	52	5	5	39
Amortization of goodwill	—	20	*	—	21	*
Amortization of other intangibles from acquisitions	—	—	*	—	—	*
Acquired in-process research and development	1	—	*	1	—	*
Restructuring, site closures and other	—	—	*	1	1	138

Total operating expenses	59	84	(5)	59	87	(8)

Operating income (loss)	22	(3)	(1,143)	23	(6)	(630)
Interest income	3	3	32	3	3	30
Interest expense	(2)	—	*	(2)	—	*
Income, net of expense, from sale of technologies and product lines	1	2	(47)	1	2	(47)
Other expense, net	—	—	*	—	—	*

Income (loss) before income taxes	24	2	*	25	(1)	*
Provision for income taxes	8	7	54	8	6	87

Net income (loss)	16%	(5)%	(540)	17%	(7)%	(429)

*     Percentage change is not meaningful

Net Revenues

Net revenues increased 34% to $325.2 million during the September 2002 quarter from $242.4 million during the September 2001 quarter. Net revenues increased 36% to $641.3 million during the six months ended September 30, 2002 from $470.4 million during the six months ended September 30, 2001. This increase was due primarily to increased sales of our enterprise security products and consumer products. The increased sales of our enterprise security products and consumer products is largely attributable to continuing growth in demand for our virus protection solutions from large organizations as well as from small businesses and consumers. From a regional standpoint, the increase was primarily due to growth in net revenues internationally and, to a lesser extent, in the United States. Strength in major foreign currencies during the September 2002 quarter and six months ended September 2002 also positively impacted our international revenue growth.

Segments

Our Enterprise Security segment provides organizations with Internet security technology, global response and services to manage their information security needs. Our Enterprise Security segment represented approximately

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

44% and 45% of net revenues during the September 2002 and 2001 quarters, respectively, and 43% and 44% of net revenues during the six months ended September 30, 2002 and 2001, respectively. Net revenues increased approximately $32.9 million, or 30%, during the September 2002 quarter as compared to the September 2001 quarter and $67.1 million, or 32%, during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001. These increases were primarily due to strong growth in sales of our virus protection and firewall/VPN product solutions.

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Our Enterprise Administration segment represented approximately 16% and 22% of net revenues during the September 2002 and 2001 quarters, respectively, and 17% and 24% of net revenues during the six months ended September 30, 2002 and 2001, respectively. Net revenues decreased by approximately $0.9 million, or 2%, during the September 2002 quarter as compared to the September 2001 quarter and $4.5 million, or 4%, during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001. This decrease was due to a decline in sales of our pcAnywhere product, partially offset by growth in our Ghost Corporate Edition product. The decline in sales of our pcAnywhere product was, and may continue to be, the result of a decrease in sales to small businesses and home offices and to corporate customers.

Our Consumer Products segment provides security and problem-solving products to individual users, home offices and small businesses. Our Consumer Product segment represented approximately 38% and 30% of net revenues during the September 2002 and 2001 quarters, respectively, and 39% and 30% of net revenues during the six months ended September 30, 2002 and 2001, respectively. Net revenues increased by approximately $50.2 million, or 68%, during the September 2002 quarter as compared to the September 2001 quarter and $109.0 million, or 79%, during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001. This increase was primarily related to stronger than expected consumer and small business spending, which contributed to the increase in sales of our Norton AntiVirus, Norton System Works and Norton Internet Security products. Our electronic distribution channel, including original equipment manufacturer subscription renewals, also contributed to the increase in sales during the September 2002 quarter and the six months ended September 30, 2002. While this segment’s net revenues have been seasonally lower in the June and September quarters than the previous March quarter over the last three years, the June and September 2002 quarters were only slightly lower than the March 2002 quarter, by approximately $2.0 million, or 2%, each.

Our Services segment provides information security solutions that incorporate best-of-breed technology, security expertise and global resources to help enable e-business success. Our Services segment represented approximately 2% and 1% of net revenues during each of the September 2002 and 2001 quarters, respectively, and during the six months ended September 30, 2002 and 2001, respectively. Net revenues increased $3.1 million, or 102%, during the September 2002 quarter as compared to the September 2001 quarter and $4.4 million, or 83%, during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001.

Our Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% and approximately 1% of net revenues during each of the September 2002 and 2001 quarters, respectively, and during the six months ended September 30, 2002 and 2001, respectively.

International

Net revenues from sales outside of the United States were approximately $153.3 million and $105.5 million during the September 2002 and 2001 quarters, respectively, and $303.2 million and $212.4 million during the six months ended September 2002 and 2001, respectively. As a percentage of net revenues, sales outside of the United States represented approximately 47% and 44% during the September 2002 and 2001 quarters, respectively, and 47% and 45% during the six months ended September 30, 2002 and 2001, respectively. The increase in absolute dollars during the September 2002 quarter as compared to the September 2001 quarter and the six months ended September 30, 2002 as compared to the six months ended September 30, 2001 was primarily the result of sales growth in Europe and to a lesser extent in Japan and Canada.

Strength in major foreign currencies during the September 2002 quarter as compared to the average major foreign currency rates during the September 2001 quarter positively impacted our international revenue growth by approximately $11.0 million. In addition, strength in major foreign currencies during the six months ended September 30, 2002, as compared to the average major foreign currency rate changes during the six months ended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

September 30, 2001, positively impacted our international revenue growth by approximately $17.8 million. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. We expect that to the extent that international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates will have a potentially greater impact on our revenues and operating results.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of consulting services, technical support costs and amortization of acquired product rights.

Gross margin remained flat at approximately 81% of net revenues during each of the September 2002 and 2001 quarters and 82% and 81% of net revenues during the six months ended September 30, 2002 and 2001, respectively. This slightly higher increase during the six months ended September 30, 2002 as compared to the six months ended September 30, 2001 was primarily due to a reduction in our technical support costs and amortization of acquired products rights as a percentage of net revenues. This was partially offset by an increase in royalty, obsolescence reserves and consulting service costs. Costs of consulting services increased with the increase in consulting services revenues and our consulting services typically have lower margins than our products.

Research and Development Expenses

Research and development expenses as a percentage of net revenues were approximately 15% and 17% during the September 2002 and 2001 quarters, respectively, and during the six months ended September 30, 2002 and 2001, respectively. The decrease in research and development expenses as a percentage of net revenues was attributed to the disproportionate growth in net revenues of 34% and 36% during the September 2002 quarter and six months ended September 30, 2002, respectively, as compared to growth in research and development expenses of 18% and 17% during the September 2002 quarter and six months ended September 30, 2002, respectively. In absolute dollars, research and development expenses increased 18% to approximately $47.3 million during the September 2002 quarter from $40.0 million during the September 2001 quarter and 17% to approximately $92.8 million during the six months ended September 30, 2002 from $79.5 million during the six months ended September 30, 2001. This increase was primarily a result of increased headcount, salary increases, increased infrastructure related expenditures and increased research and development expenses associated with the newly acquired companies during the September 2002 quarter.

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of net revenues were approximately 38% and 42% during the September 2002 and 2001 quarters, respectively, and 37% and 43% during the six months ended September 30, 2002 and 2001, respectively. The decrease in sales and marketing expenses as a percentage of net revenues was attributed to the disproportionate growth in net revenues of 34% and 36% during the September 2002 quarter and six months ended September 30, 2002, respectively, as compared to growth in sales and marketing expenses of 22% and 18% during the September 2002 quarter. In absolute dollars, sales and marketing expenses increased 22% to approximately $124.9 million during the September 2002 quarter from $102.4 million during the September 2001 quarter and 18% to approximately $240.1 million during the six months ended September 30, 2002 from $203.6 million during the six months ended September 30, 2001. This increase was primarily a result of increased headcount, salary increases, higher commission expenses due to the increase in sales, increased advertising and promotion expenses, increased travel and entertainment expenses and increased sales and marketing expenses associated with the newly acquired companies during the September 2002 quarter.

General and Administrative Expenses

General and administrative expenses as a percentage of net revenues remained flat at approximately 5% during each of the September 2002 and 2001 quarters and the six months ended September 30, 2002 and 2001. General and administrative expenses increased 52% to approximately $17.3 million during the September 2002 quarter from $11.3 million during the September 2001 quarter and 39% to $32.6 million during the six months ended September 30, 2002 from $23.4 million during the six months ended September 30, 2001. This increase was primarily a result of increased headcount, salary increases, increased infrastructure related expenditures, increased legal fees and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

increased general and administrative expenses associated with the newly acquired companies during the September 2002 quarter.

Amortization of Goodwill and Other Intangibles From Acquisitions

Amortization of goodwill and other intangibles from acquisitions decreased 99% to approximately $0.7 million during the September 2002 quarter from $50.0 million during the September 2001 quarter and to $1.2 million during the six months ended September 30, 2002 from $99.5 million during the six months ended September 30, 2001. This decrease was due to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 on April 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test.

Acquired In-process Research and Development

Acquired in-process research and development was $4.7 million during the three and six months ended September 30, 2002, due to the Riptech, SecurityFocus and Recourse acquisitions. We recorded no acquired in-process research and development during the three and six months ended September 30, 2001.

The purchase price of the three September 2002 quarter transactions was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. We wrote off $4.7 million of acquired in-process research and development, because the acquired technologies had not reached technological feasibility and had no alternative uses.

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

A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written-off for these acquisitions during the September 2002 quarter. As a result, we wrote off $2.1 million, $1.6 million and $1.0 million in connection with our acquisitions of Riptech, SecurityFocus and Recourse, respectively.

Riptech

The in-process technology acquired in the Riptech acquisition consisted primarily of research and development related to the fourth generation of its Caltarian technology, which provides real-time information protection through around-the-clock monitoring, analysis and response. We will integrate this technology into our managed security services.

SecurityFocus

The in-process technology acquired in the SecurityFocus acquisition consisted primarily of research and development related to new versions of DeepSight Threat Management System (TMS) and DeepSight Analyzer (Analyzer) products, which are threat management systems that provide early warnings of attack, as well as countermeasures to defend these attacks. We will integrate this technology into our vulnerability management products.

Recourse

The in-process technology acquired in the Recourse acquisition consisted primarily of research and development related to new versions of ManHunt, a network intrusion detection system. We will integrate this technology into our intrusion detection products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Restructuring, Site Closures and Other

During the September 2002 quarter, restructuring, site closures and other resulted in a net reduction of expenses of approximately $1.2 million. We recorded a reduction of approximately $2.2 million in costs previously recognized in connection with severance and facility related estimates associated primarily with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland, and the consolidation of most of our United Kingdom facilities to Maidenhead, UK. This reduction of expenses was offset by approximately $0.3 million in estimated expenses for certain fiscal 2002 restructuring and site closures and $0.7 million for costs of severance, related benefits and outplacement services associated with the reduction in operations of our San Antonio, Texas site. As a result of our San Antonio restructuring, our workforce was reduced by 51 employees.

We recorded no restructuring, site closures and other expenses during the September 2001 quarter.

Restructuring, site closures and other increased 138% to approximately $4.9 million during the six months ended September 30, 2002 from $2.0 million during the six months ended September 30, 2001. During the six months ended September 30, 2002, we recorded approximately $5.8 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the Leiden, Netherlands, relocation to Dublin, Ireland, the outsourcing of our North American and European consumer support functions and the reduction in operations in San Antonio, Texas. As a result, our workforce was reduced by 302 employees. This expense was offset by a net reduction in expenses of $0.9 million, due to revised estimates of certain fiscal 2002 facility related expenses.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to the former AXENT operations. As a result, our workforce was reduced by 58 employees.

Interest Income, Interest Expense and Other Expense

Interest income was approximately $9.7 million and $7.4 million during the September 2002 and 2001 quarters, respectively, and $19.4 million and $15.0 million during the six months ended September 30, 2002 and 2001, respectively. The increase was due to higher average invested cash balances during the September 2002 quarter and six months ended September 30, 2002 as compared to the same periods during fiscal 2002, partially offset by lower average interest rates.

Interest expense of approximately $5.3 million during the September 2002 quarter and $10.6 million during the six months ended September 30, 2002 was related to the 3% convertible subordinated debentures issued in October 2001. We recorded no interest expense during the September 2001 quarter and six months ended September 30, 2001.

Other expense, net was insignificant during the September 2002 and 2001 quarters and six months ended September 30, 2002 and 2001.

Income, Net of Expense, From Sale of Technologies and Product Lines

Income, net of expense, from sale of technologies and product lines was approximately $2.4 million and $4.6 million during the September 2002 and 2001 quarters, respectively, and $4.7 million and $8.9 million during the six months ended September 30, 2002 and 2001, respectively. This income was related primarily to royalty payments received, as a result of the divestiture of our ACT! product line in December 1999, from Interact Commerce Corporation, which subsequently merged with The Sage Group plc.

Income Tax Provision

Our effective tax rate on income before restructuring, site closures and other expenses, amortization of goodwill and deduction for acquired in-process research and development was 32% during the six months ended September 30, 2002 and 2001. This effective tax rate was lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

Our overall effective tax rate was 32% on pre-tax income for the six months ended September 30, 2002. The effective tax rate for the six months ended September 30, 2002 is lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations. Our effective

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

tax rate for the six months ended September 30, 2001 reflects the nondeductibility of substantially all of the goodwill amortization.

Selected Pro Forma Financial Data

For comparative purposes, the following table displays, on a pro forma basis, our results of operations excluding all acquisition related amortization and one-time charges. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from pro forma measures used by other companies.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2002	2001	2002	2001

Net income (loss)	$51,994	$(11,812)	$108,563	$(33,030)
Amortization of goodwill	—	49,416	—	98,396
Acquisition related amortization	7,346	8,255	14,211	16,705
Acquired in-process research and development	4,700	—	4,700	—
Restructuring, site closures and other	(1,179)	—	4,874	2,046
Income tax benefit	(3,021)	(3,562)	(6,883)	(7,942)
Pro forma net income	$59,840	$42,297	$125,465	$76,175

Pro forma net income per share — diluted	$0.38	$0.28	$0.79	$0.50

Shares used to compute pro forma net income per share — diluted	168,489	150,416	168,743	152,862

For the September 2001 quarter and six months ended September 30, 2001, shares used to compute pro forma net income per share (diluted) include approximately 4.6 million and 6.7 million shares, respectively, issuable from the assumed exercise of outstanding options.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash that we generate over time from our operations. Cash, cash equivalents and short-term investments decreased approximately $205.6 million to $1.2 billion at September 30, 2002 from $1.4 billion at March 31, 2002. This decrease is primarily due to cash paid for the companies we acquired in the September 2002 quarter, repurchase of common stock and capital expenditures. The cash used by these factors was partially offset by cash provided from operations and net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan.

Net cash provided by operating activities during the six months ended September 30, 2002 was approximately $192.3 million compared with $117.5 million during the six months ended September 30, 2001. During the six months ended September 30, 2002, net cash provided by operating activities was comprised primarily of net income of approximately $108.6 million, net non-cash related expenses of $54.0 million and an increase of $29.7 million in liabilities, net of the increase in assets. During the six months ended September 30, 2001, net cash provided by operating activities was comprised primarily of non-cash related expenses of $133.4 million and an increase of $17.1 million in liabilities, net of the increase in assets, offset by a net loss of approximately $33.0 million.

Net trade accounts receivable increased by $64.9 million to approximately $154.1 million at September 30, 2002 from $89.2 million at March 31, 2002. The increase in net trade accounts receivable is primarily due to higher sales in the month of September 2002 as compared to the month of March 2002 and an unusually low net trade accounts receivable balance at March 31, 2002.

Net cash used in investing activities during the six months ended September 30, 2002 was approximately $276.5 million compared with $38.7 million during the six months ended September 30, 2001. During the six months ended September 30, 2002, net cash used in investing activities was comprised primarily of $367.5 million for acquisition related costs and $42.6 million of capital expenditures, offset by $133.6 million in net proceeds from marketable

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

securities and other investments. During the six months ended September 30, 2001, net cash used in investing activities was comprised primarily of $45.0 million of capital expenditures and $5.2 million of acquisition related costs, offset by $11.7 million of net proceeds from marketable securities and other investments.

Net cash used in financing activities during the six months ended September 30, 2002 was approximately $32.5 million compared with $141.7 million during the six months ended September 30, 2001. During the six months ended September 30, 2002, net cash used in financing activities was comprised primarily of $64.3 million for repurchases of common stock, offset by $31.8 million in net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. During the six months ended September 30, 2001, net cash used in financing activities was comprised primarily of $204.4 million for repurchases of common stock, offset by $62.7 million in net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the September 2002 quarter, we had repurchased a total of 21.9 million shares at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. During the September 2002 quarter, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. During the September 2001 quarter, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. No shares were repurchased during the June 2002 or 2001 quarters.

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

We believe that existing cash, cash equivalents and short-term investments, as well as cash generated from operating results will be sufficient to fund operations for at least the next year.

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

The second lease arrangement is for land and the construction of two office buildings, one in Newport News, Virginia and another in Springfield, Oregon. Our lease payments are based on one-, three- or six-month LIBOR plus a specified margin. We have the right to acquire the related properties at any time during the six and one-half year lease period ending September 28, 2007. We moved into the Oregon facility immediately after the end of the December 2001 quarter and into the Virginia facility in April 2002. If, at the end of the lease term we do not renew the lease, purchase the properties or arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $40.0 million, representing approximately 85% of the lessor’s purchase price of the properties.

As security for each of these arrangements, we are required to maintain a cash collateral balance, the aggregate amount of which was $118.5 million at September 30, 2002. We are required to invest the cash collateral in U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Treasury securities or certificates of deposit with specified lenders and maturities not to exceed two to three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. As of September 30, 2002, the investments related to the California lease totaled approximately $71.3 million and the investments related to the Oregon and Virginia leases totaled approximately $47.2 million. These amounts are classified as non-current restricted investments within the financial statements.

In addition, we are obligated to maintain certain financial covenants including a minimum cash balance, tangible net worth and quarterly earnings before income tax, depreciation and amortization, or EBITDA, and a maximum debt and senior debt to EBITDA ratio. Future acquisitions, financing activities or operating losses may cause us to be in violation of these financial covenants. In the event of default, we may be required to release the cash collateral and take possession of the buildings. As of September 30, 2002, we were not in compliance with certain financial covenants and, as such, obtained the appropriate waivers.

RECENT ACCOUNTING PRONOUNCEMENTS

The lessors associated with lease agreements relating to certain of our facilities, described under Synthetic Leases above, are special purpose entities or equivalent structures. Presently, we account for these leases as operating leases, while the special purpose entities or equivalent structures own and account for the leased assets and related liabilities in their records. In July 2002, the Financial Accounting Standards Board, or FASB, issued a proposed interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, that addresses the consolidation of special purpose entities. The proposed interpretation provides guidance for determining when an entity (such as us), the primary beneficiary, should consolidate another entity, a special purpose entity or equivalent structure (such as the lessor), that functions to support the activities of the primary beneficiary. The expected proposed interpretation may result in us having to consolidate the financial position and operating results of the special purpose entities and equivalent structures, which are the lessors under the aforementioned operating lease agreements. The effective date of these proposed new rules could be as early as the beginning of our fiscal year ending March 31, 2004, and immediately for any new leases which utilize special purpose entities or equivalent structures entered into after the new rules’ effective date.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment is made to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

BUSINESS RISK FACTORS

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer antivirus protection products. During the second half of fiscal 2002 and first half of fiscal 2003, we experienced a higher than expected rate of growth in sales of our consumer antivirus protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis going forward. We believe that consumer antivirus sales have been spurred by a number of factors over the past four quarters, including increased broadband connection, increased awareness of security threats to consumer systems, particularly the well-publicized Code Red, Nimda, Klez and Bugbear threats and a reaction from the September 11, 2001 terrorist attacks. The impact of those factors is likely to diminish over time, and it is possible that growth rates in sales of antivirus protection products may decline.

We have grown, and may continue to grow, through acquisitions, which give rise to a number of risks that could have adverse consequences for our future operating results. We completed four acquisitions during the September 2002 quarter and will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

working capital requirements. Our recent acquisitions have resulted in, and acquisitions we complete in the future may also cause us to recognize, substantial amounts of goodwill that will be subject to an annual, or if events require, a more frequent impairment test and other intangible assets that will be amortized and also subject to impairment testing. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition.

Introduction and integration of new products may adversely affect our financial results. We have recently introduced new products, including newly acquired products from our acquisitions. Examples of these acquired products are DeepSight Threat Management System, DeepSight Analyzer products, ManHunt and ManTrap. These products may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future. As a result, there may be a negative impact on our revenues and operating income.

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

Piracy of our software may have a significant impact on our net revenues. While we are unable to determine the exact extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect domestic revenue, revenue loss is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Business Software Alliance in their efforts to combat piracy. However, such continued efforts may not be successful in preventing piracy of our products from occurring.

Our sales of enterprise-wide site licenses may adversely affect our financial results. Sales of enterprise-wide site licenses through our Enterprise Security segment represent a major portion of our business. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. The timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

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

Our markets are competitive and our operating results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to this competition, our operating results could be adversely affected by reducing our sales or the prices we can charge for our products. In the recent past, many of our competitors have significantly lowered the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems, and we may not respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products, to markets or to business models that are more successful than we anticipate.

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

We face risks associated with our foreign operations. In recent periods over 40% of our net revenues, and a significant portion of our manufacturing costs and operating expenses, result from transactions outside of the United States, often in foreign currencies. Our international sales have been increasing as a percentage of our total sales. In fiscal year 2003, our operating results have been positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. Our operating results could also be adversely affected by general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent terrorist activity, governments could enact additional regulation or restrictions on the use, import or export of encryption technologies. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

We continue to make substantial changes to our information systems that could disrupt our business. During fiscal 2002, we began implementing Oracle 11i and a new customer relationship management system. We have completed the worldwide implementation of Oracle 11i in the September 2002 quarter. The first three phases of the CRM implementation occurred in June 2001, February 2002 and June 2002, with the remaining implementation phases scheduled for the third quarter of fiscal 2003 and first quarter of fiscal 2004. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

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

In addition, new technologies, such as wireless devices, are gaining acceptance. We must adapt to these changing technological demands. If we are unable to timely assimilate changes brought about by the Internet and wireless based environments, our future net revenues and operating results could be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the six months ended September 30, 2002 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	Changes in Internal Controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Part II. Other Information

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	An annual meeting of stockholders of Symantec was held on September 12, 2002.
(b)	Matters voted on at the meeting and votes cast on each were as follows:

			Total Vote	Authority
		Total Vote	Withheld	Withheld
		For Each	From Each	From All
		Director	Director	Nominees

1.	To elect seven directors to Symantec’s Board of Directors, each to hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

	Tania Amochaev	120,010,283	4,660,156	—
	Dr. Per-Kristian Halvorsen	120,022,174	4,648,265	—
	Robert S. Miller	119,361,884	5,308,555	—
	Bill Owens	119,356,055	5,314,384	—
	George Reyes	119,380,277	5,290,162	—
	Daniel H. Schulman	119,359,143	5,311,296	—
	John W. Thompson	123,278,941	1,391,498	—

					Non-
		For	Against	Abstain	Votes

2.	To consider and act upon a proposal to amend Symantec’s 1996 Equity Incentive Plan (the “1996 Plan”) to increase the number of shares of Symantec common stock authorized and reserved for issuance under the plan by 6,400,000 shares.	75,507,253	47,882,497	172,982	1,107,707

					Non-
		For	Against	Abstain	Votes

3.	To consider and act upon a proposal to amend the 1996 Plan to (i) modify the annual stock option grant to continuing non-employee directors from 10,000 shares to 12,000 shares, with a transition grant of 6,000 shares to be made following the annual meeting in September 2002, with the effect that continuing non-employee directors, who received stock option grants of 20,000 shares in fiscal year 2002, would receive option grants of 16,000 shares in fiscal year 2003 and 12,000 shares in fiscal years 2004 and beyond, and (ii) to change the time of the annual grant of these stock options from the first Board meeting following the first day of each	80,021,732	43,204,346	336,654	1,107,707

Part II. Other Information

Non-
	For	Against	Abstain	Votes

fiscal year of Symantec to the day after the Annual Meeting of Stockholders.

					Non-
		For	Against	Abstain	Votes

4.	To consider and act upon a proposal to adopt Symantec’s 2002 Executive Officers’ Stock Purchase Plan, including authorization to issue up to 250,000 shares of Symantec common stock.	116,235,002	6,992,331	335,399	1,107,707

					Non-
		For	Against	Abstain	Votes

5.	To consider and act upon a proposal to ratify the Board of Director’s selection of Ernst & Young LLP as Symantec’s independent auditors for the 2003 fiscal year.	116,809,539	7,742,416	118,484	—

Item 5. Other Information

Approval of Non-Audit Services

In September 2002, our audit committee approved the engagement of KPMG LLP for fiscal 2003 for statutory audits, consulting on accounting matters and tax consultation services.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed as part of this Form 10-Q: 10.01 1996 Equity Incentive Plan, as amended October 15, 2002. 10.02 2002 Executive Officers’ Stock Purchase Plan.

(b)	Reports on Form 8-K
A report on Form 8-K was filed by the Company on September 18, 2002, reporting that the Company dismissed Ernst & Young LLP as the Company’s independent public accountants and engaged KPMG LLP as its new independent public accountants to audit the Company’s financial statements for the fiscal year ending March 28, 2003.

A report on Form 8-K was filed by the Company on July 18, 2002, reporting that John W. Thompson, the Company’s Chairman and Chief Executive Officer, has adopted a 10b5-1 plan. This plan provides for quarterly sales of shares on the open market at prevailing market prices, subject to volume limits and minimum price requirements. The plan is effective immediately and will expire on December 31, 2004, unless terminated earlier. Mr. Thompson currently holds approximately 240,000 shares and stock options to purchase approximately 3.4 million additional shares of Symantec common stock.

Items 2 and 3 are not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2002	SYMANTEC CORPORATION (Registrant)

By	/s/ John W. Thompson

John W. Thompson, Chairman and Chief Executive Officer

By	/s/ Gregory Myers

Gregory Myers, Chief Financial Officer and Senior Vice President of Finance

CERTIFICATIONS

I, John W. Thompson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Symantec Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002	/s/ John W. Thompson
John W. Thompson Chairman and Chief Executive Officer

I, Gregory Myers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Symantec Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002	/s/ Gregory Myers
Gregory Myers Chief Financial Officer and Senior Vice President of Finance

EXHIBIT INDEX

Exhibit	Description

10.01	1996 Equity Incentive Plan, as amended October 15, 2002.

10.02	2002 Executive Officers’ Stock Purchase Plan.