Form 10-Q
period 2002-12-27
SYMANTEC CORP
filed 2003-02-06
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q

(Mark One)
[✓ ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 27, 2002.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 0-17781

SYMANTEC CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. employer identification no.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (zip code)
Registrant’s telephone number, including area code:	(408) 517-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [✓ ]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [✓ ]	NO [ ]

Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 24, 2003: 147,711,497 shares

SYMANTEC CORPORATION

FORM 10-Q
Quarterly Period Ended December 27, 2002

PART I. Financial Information

PART II. Other Information

Item 1	Legal Proceedings	36
Item 6	Exhibits and Reports on Form 8-K	36
Signatures		37
Certifications		38

Part I. Financial Information

Item 1. Financial Statements

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(In thousands, except par value)	2002	2002*

ASSETS	(unaudited)
Current assets:
Cash, cash equivalents and short-term investments	$1,429,987	$1,375,051
Trade accounts receivable, net	195,485	89,223
Inventories, net	10,700	7,463
Deferred income taxes	77,326	68,621
Other	32,402	22,461

Total current assets	1,745,900	1,562,819
Restricted investments	118,874	124,313
Property, equipment and leasehold improvements, net	213,883	186,305
Deferred income taxes	17,590	6,207
Acquired product rights, net	79,946	65,219
Goodwill, net	833,449	525,868
Other, net	31,210	31,874

	$3,040,852	$2,502,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,877	$70,057
Accrued compensation and benefits	82,297	54,419
Deferred revenue	537,851	331,100
Other accrued expenses	71,507	70,745
Income taxes payable	63,635	52,777

Total current liabilities	830,167	579,098
Convertible subordinated debentures	600,000	600,000
Other long-term obligations	3,476	3,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 300,000; issued and outstanding: 146,280 and 143,559 shares, respectively)	1,463	1,436
Capital in excess of par value	1,271,809	1,194,173
Accumulated other comprehensive income (loss)	4,338	(53,013)
Unearned compensation	—	(372)
Retained earnings	329,599	177,652

Total stockholders’ equity	1,607,209	1,319,876

	$3,040,852	$2,502,605

*Amounts as of March 31, 2002 were derived from the March 31, 2002 audited consolidated financial statements. The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except net income (loss)
per share; unaudited)	2002	2001	2002	2001

Net revenues	$375,635	$290,247	$1,016,907	$760,655
Cost of revenues	65,280	52,297	181,891	142,602

Gross margin	310,355	237,950	835,016	618,053
Operating expenses:
Research and development	50,022	40,714	142,854	120,205
Sales and marketing	139,479	109,770	379,543	313,406
General and administrative	19,346	15,544	51,954	38,983
Amortization of goodwill	—	49,413	—	147,809
Amortization of other intangibles from acquisitions	793	536	1,994	1,608
Acquired in-process research and development	—	—	4,700	—
Restructuring, site closures and other	(442)	9,377	4,432	11,423

Total operating expenses	209,198	225,354	585,477	633,434

Operating income (loss)	101,157	12,596	249,539	(15,381)
Interest income	9,039	7,681	28,408	22,634
Interest expense	(5,292)	(3,871)	(15,875)	(3,871)
Income (expense), net, from sale of technologies and product lines	(256)	4,387	4,424	13,279
Other expense, net	(300)	(33)	(1,425)	(1,026)

Income before income taxes	104,348	20,760	265,071	15,635
Provision for income taxes	32,616	20,660	84,776	48,565

Net income (loss)	$71,732	$100	$180,295	$(32,930)

Net income (loss) per share — basic	$0.49	$0.00	$1.25	$(0.23)

Net income (loss) per share — diluted	$0.44	$0.00	$1.13	$(0.23)

Shares used to compute net income (loss) per share — basic	145,148	139,740	144,533	144,046

Shares used to compute net income (loss) per share — diluted	170,808	147,140	169,453	144,046

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,

(In thousands; unaudited)	2002	2001

Operating Activities:
Net income (loss)	$180,295	$(32,930)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	40,790	27,313
Amortization of debt issuance costs and other assets	1,968	(658)
Amortization and write-off of acquired product rights	26,013	24,116
Amortization of goodwill	—	147,809
Amortization of other intangibles from acquisitions	1,994	1,608
Loss on equity investments	750	—
Write-off of equipment and leasehold improvements	3,938	6,971
Acquired in-process research and development	4,700	—
Deferred income taxes	734	—
Gain on divestiture of the web access management product line	—	(392)
Income tax benefit from stock options	24,750	29,230
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable	(93,635)	(38,092)
Inventories	(2,630)	(6,096)
Other current assets	(2,001)	3,095
Other assets	109	32
Accounts payable	(6,184)	6,655
Accrued compensation and benefits	21,520	7,636
Deferred revenue	178,823	122,932
Other accrued expenses	(12,056)	13,330
Income taxes payable	6,450	(7,691)
Other long-term obligations	(882)	—

Net cash provided by operating activities	375,446	304,868

Investing Activities:
Capital expenditures	(56,625)	(94,396)
Purchased intangibles	(200)	(300)
Purchase of Foster-Melliar	—	(1,499)
Purchase of Lindner & Pelc	(59)	(2,137)
Purchase of 20/20 Software	—	(1,535)
Purchase of Riptech	(139,552)	—
Purchase of Recourse	(135,172)	—
Purchase of SecurityFocus	(72,786)	—
Purchase of Mountain Wave	(19,919)	—
Purchase of equity investments	(2,500)	(1,000)
Purchases of marketable securities	(1,573,032)	(565,215)
Proceeds from sales of marketable securities	1,499,284	342,023
Proceeds from (purchases of) long-term, restricted investments	5,439	(41,192)

Net cash used in investing activities	(495,122)	(365,251)

Financing Activities:
Net proceeds from issuance of convertible subordinated debentures	—	584,625
Repurchases of common stock	(64,332)	(204,420)
Net proceeds from sales of common stock and other	89,269	83,449

Net cash provided by financing activities	24,937	463,654

Effect of exchange rate fluctuations on cash and cash equivalents	11,426	(2,515)

Increase (decrease) in cash and cash equivalents	(83,313)	400,756
Beginning cash and cash equivalents	379,237	227,923

Ending cash and cash equivalents	$295,924	$628,679

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of December 31, 2002 and for the three and nine months ended December 31, 2002 and 2001 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2002, March 31, 2002 and December 31, 2001 reflect amounts as of and for the periods ended December 27, 2002, March 29, 2002 and December 28, 2001, respectively. The three months ended December 31, 2002 and 2001 each comprised 13 weeks of activity. The nine months ended December 31, 2002 and 2001 each comprised 39 weeks of activity.

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

In accordance with SFAS No. 142, we ceased the amortization of goodwill and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. We also performed the initial goodwill impairment test required by SFAS No. 142 during the June 2002 quarter. We have identified four reporting units, which represents our primary operating segments as indicated in Note 11, and determined that there was no impairment of goodwill recorded upon implementation of SFAS No. 142. We will continue to test for impairment on an annual basis, or earlier if indicators of impairment exist.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying a guarantee after December 31, 2002.

As of December 31, 2002, we had outstanding residual value guarantees in two real estate leasing arrangements that we have classified as operating leases. We may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $66.0 million and $40.0 million. In January 2003, our Board of Directors approved the purchase of these real estate properties (see Note 12. Subsequent Event).

From time to time we post letters of credit to secure specific obligations to third parties and may guarantee specified obligations to third parties. The maximum potential amount of future payments under our letters of credit and

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

guarantees, other than the residual value guarantees in certain of our leases referred to above, outstanding at December 31, 2002 is not considered material.

As of December 31, 2002, we had no liability associated with any of our outstanding letters of credit or guarantees on our balance sheet.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that provides guidance for determining when a primary beneficiary should consolidate a variable interest entity that functions to support the activities of the primary beneficiary. This Interpretation would apply to two real estate leasing arrangements that we have classified as operating leases. One of the arrangements is for two existing office buildings in Cupertino, California. Lease payments for these facilities are based on the three-month LIBOR in effect at the beginning of each fiscal quarter plus a specified margin. We have the right to acquire the related properties at any time during the seven-year lease period ending February 1, 2006. At the end of the lease term we have the option to renew the lease, purchase the properties or arrange for a third party to purchase the properties. In the event we arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $66.0 million, representing approximately 84% of the lessor’s purchase price of the property.

The second lease arrangement is for land and the construction of two office buildings, one in Newport News, Virginia and another in Springfield, Oregon. Our lease payments are based on one-, three- or six-month LIBOR plus a specified margin. We have the right to acquire the related properties at any time during the six and one-half year lease period ending September 28, 2007. At the end of the lease term we have the option to renew the lease, purchase the properties or arrange for a third party to purchase the properties. In the event we arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $40.0 million, representing approximately 85% of the lessor’s purchase price of the properties.

In January 2003, our Board of Directors approved the purchase of these real estate properties. During January 2003, we exercised our option to purchase these properties and intend to close the transactions during the March 2003 quarter. As such, we do not expect this Interpretation to affect us after these properties are purchased (see Note 12. Subsequent Event).

The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 2. Balance Sheet Information

	December 31,	March 31,
(In thousands)	2002	2002

	(unaudited)
Cash, cash equivalents and short-term investments:
Cash	$136,875	$123,030
Cash equivalents	159,049	256,207
Short-term investments	1,134,063	995,814

	$1,429,987	$1,375,051

Trade accounts receivable, net:
Receivables	$208,635	$99,304
Less: allowance for doubtful accounts	(13,150)	(10,081)

	$195,485	$89,223

Property, equipment and leasehold improvements, net:
Computer hardware and software	$299,623	$260,170
Office furniture and equipment	63,800	49,887
Buildings and land	47,730	41,671
Leasehold improvements	49,344	35,265

	460,497	386,993
Less: accumulated depreciation and amortization	(246,614)	(200,688)

	$213,883	$186,305

Acquired product rights, net:
Purchased product rights and technologies	$163,642	$125,589
Less: accumulated amortization	(83,696)	(60,370)

	$79,946	$65,219

Goodwill, net:
Goodwill	$1,125,652	$818,071
Less: accumulated amortization	(292,203)	(292,203)

	$833,449	$525,868

Other, net:
Other long-term assets, net	$25,613	$26,883
Other intangible assets	12,300	9,700
Less: accumulated amortization	(6,703)	(4,709)

	$31,210	$31,874

Accumulated other comprehensive income(loss):
Unrealized gain on available-for-sale securities	$2,195	$718
Cumulative translation adjustment	2,143	(53,731)

	$4,338	$(53,013)

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 3. Goodwill, Acquired Product Rights and Other Intangible Assets

With the adoption of SFAS No. 142, we ceased the amortization of goodwill and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. Accordingly, there was no amortization of goodwill and acquired workforce-in-place during the three and nine months ended December 31, 2002.

The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and acquired workforce-in-place, net of the related income tax effect:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands, except per share data; unaudited)	2002	2001	2002	2001

Net income (loss), as reported	$71,732	$100	$180,295	$(32,930)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit of $0, $686, $0, and $2,059	—	49,435	—	147,874

Net income, as adjusted	$71,732	$49,535	$180,295	$114,944

Net income (loss) per share — basic, as reported	$0.49	$—	$1.25	$(0.23)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit	—	0.35	—	1.03

Net income per share — basic, as adjusted	0.49	0.35	1.25	0.80
Effect of dilutive securities	(0.05)	(0.02)	(0.12)	(0.04)

Net income per share — diluted, as adjusted	$0.44	$0.33	$1.13	$0.76

Shares used to computed net income (loss) per share – basic, as adjusted	145,148	139,740	144,533	144,046
Shares issuable from assumed conversion of options	8,085	7,400	7,345	6,946
Shares issuable from assumed conversion of convertible subordinated debentures	17,575	12,746	17,575	4,248

Shares used to compute net income per share – diluted, as adjusted	170,808	159,886	169,453	155,240

For the three and nine months ended December 31, 2002 and 2001, net income per share (diluted), as adjusted is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated debentures, net of income tax, of $3.6 million and $10.8 million for the three and nine months ended December 31, 2002, respectively, and $2.6 million each for the three and nine months ended December 31, 2001.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Acquired product rights and other intangible assets subject to amortization were as follows:

	December 31,	March 31,
(In thousands)	2002	2002

	(unaudited)
Acquired product rights, net:
Purchased product rights and technologies	$163,642	$125,589
Less: accumulated amortization of purchased product rights and technologies	(83,696)	(60,370)

	$79,946	$65,219

Other intangible assets, net:
Other intangible assets	$12,300	$9,700
Less: accumulated amortization of other intangible assets	(6,703)	(4,709)

	$5,597	$4,991

Amortization expense for acquired product rights and other intangible assets (customer base, trade names and marketing-related assets) was $8.8 million and $0.8 million, respectively, during the December 2002 quarter and $23.3 million and $2.0 million, respectively, during the nine months ended December 31, 2002. The estimated annual amortization expense for acquired product rights is $32.1 million, $33.5 million, $24.5 million, $9.4 million and $5.4 million for fiscal year 2003, 2004, 2005, 2006 and 2007, respectively, based upon existing acquired product rights. The estimated annual amortization expense for other intangible assets is $2.8 million, $2.6 million, $1.5 million, $0.5 million and $0.2 million for fiscal year 2003, 2004, 2005, 2006 and 2007, respectively, based upon existing other intangible assets.

Note 4. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands; unaudited)	2002	2001	2002	2001

Net income (loss)	$71,732	$100	$180,295	$(32,930)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale investments, net of tax expense of $170, $0, $1,033 and $0	445	1,248	1,477	3,693
Change in cumulative translation adjustment	24,026	(8,642)	55,874	(624)

Total other comprehensive income (loss)	24,471	(7,394)	57,351	3,069

Comprehensive income (loss)	$96,203	$(7,294)	$237,646	$(29,861)

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 5. Net Income (Loss) Per Share

The components of net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands, except per share data; unaudited)	2002	2001	2002	2001

Basic Net Income (Loss) Per Share
Net income (loss)	$71,732	$100	$180,295	$(32,930)

Weighted average number of common shares outstanding during the period	145,148	139,740	144,533	144,046

Basic net income (loss) per share	$0.49	$0.00	$1.25	$(0.23)

Diluted Net Income (Loss) Per Share
Net income (loss)	$71,732	$100	$180,295	$(32,930)
Interest on convertible subordinated debentures, net of income tax effect	3,599	—	10,795	—

Net income (loss), as adjusted	$75,331	$100	$191,090	$(32,930)

Weighted average number of common shares outstanding during the period	145,148	139,740	144,533	144,046
Shares issuable from assumed conversion of options	8,085	7,400	7,345	—
Shares issuable from assumed conversion of convertible subordinated debentures	17,575	—	17,575	—

Total shares for purpose of calculating diluted net income (loss) per share	170,808	147,140	169,453	144,046

Diluted net income (loss) per share	$0.44	$0.00	$1.13	$(0.23)

For the three and nine months ended December 31, 2002, approximately 0.2 million and 1.1 million shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three and nine months ended December 31, 2001, approximately 5.7 million and 13.8 million shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

For the three and nine months ended December 31, 2001, approximately 12.7 million and 4.2 million shares, respectively, issuable upon conversion of the 3% convertible subordinated debentures were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

Note 6. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the December 2002 quarter, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. During the September 2002 quarter, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. During the September 2001 quarter, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. No shares were repurchased during the June 2002 and 2001 quarters or the December 2002 and 2001 quarters.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 7. Convertible Subordinated Debentures

On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were approximately $584.6 million. The debentures are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the debentures on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, and we commenced making these payments on May 1, 2002. Debt issuance costs of approximately $15.8 million, related to the 3% convertible subordinated debentures, are amortized on a straight-line basis through November 1, 2006. We have reserved approximately 17.6 million shares of common stock for issuance upon conversion of the 3% convertible subordinated debentures. As of December 31, 2002, there has been no conversion of the 3% convertible subordinated debentures.

Note 8. Acquisitions and Divestiture

During the September 2002 quarter, we acquired four privately-held companies for a total of approximately $375.2 million in cash. We expect that the acquisition of these emerging technologies will strengthen our competitive position in the enterprise security solutions and managed security services markets. The results of operations of the acquired companies have been included in our operations as of the dates of acquisition. These acquired companies are included in our Enterprise Security segment, with the exception of Riptech, which is included in our Services segment:

Riptech
 On August 19, 2002, we acquired Riptech, Inc., a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $145.0 million. Under the transaction, we recorded approximately $2.1 million for acquired in-process research and development, $12.2 million for developed technology, $0.5 million for acquired product rights, $117.8 million for goodwill, $8.0 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. We also accrued approximately $3.2 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $0.9 million remains as an accrual as of December 31, 2002.

The amounts allocated to developed technology and acquired product rights will be amortized to cost of revenues over their useful lives of five years and one year, respectively.

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.9 million.

Recourse
 On August 19, 2002, we acquired Recourse Technologies, Inc., a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks, for approximately $135.3 million. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $19.0 million for developed technology, $109.3 million for goodwill, $2.2 million for other intangibles, $9.1 million for net deferred tax assets and $1.9 million for liabilities, net of tangible assets. We also accrued approximately $3.3 million in acquisition related expenses, which included financial advisory, legal, tax and accounting fees, duplicative sites and severance costs, of which $1.0 million remains as an accrual as of December 31, 2002.

The amount allocated to developed technology will be amortized to cost of revenues over the useful life of four years. The amount allocated to other intangibles will be amortized to operating expenses over its useful life of one year.

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.2 million.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

SecurityFocus
 On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for approximately $74.9 million. Under the transaction, we recorded approximately $1.6 million for acquired in-process research and development, $3.5 million for developed technology, $3.3 million for acquired product rights, $64.3 million for goodwill, $2.1 million for other intangibles, $0.5 million for net deferred tax assets and $1.2 million for tangible assets, net of liabilities. We also accrued approximately $1.7 million in acquisition related expenses, which included legal, tax and accounting fees, duplicative site and fixed asset expenses, and severance costs, of which $1.0 million remains as an accrual as of December 31, 2002.

The amounts allocated to developed technology and acquired product rights will be amortized to cost of revenues over their useful lives of one to four years. The amount allocated to other intangibles will be amortized to operating expenses over its useful life of four years.

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $37,000.

Mountain Wave
 On July 2, 2002, we acquired Mountain Wave, Inc., a provider of automated attack sensing and warning software and services for real-time enterprise security operations management, for $20.0 million. Under the transaction, we recorded approximately $2.0 million for developed technology, $17.3 million for goodwill, $1.7 million for net deferred tax assets and $0.4 million for liabilities, net of tangible assets. We also accrued approximately $0.7 million in acquisition related expenses, which included legal and accounting fees, duplicative site and severance costs. As of December 31, 2002, all costs have been paid with the exception of an immaterial amount for outplacement services and duplicative site costs.

The amount allocated to developed technology will be amortized to cost of revenues over its useful life of five years.

There are general representations and warranties related to certain escrow arrangements that have not yet been finalized. Therefore, the allocation of purchase price and its components for each of these acquisitions may continue to change through the end of the September 2003 quarter.

The following table summarizes the allocation of the purchase price, adjusted for revised estimates related to certain liabilities, for each of the acquisitions during the September 2002 quarter (in thousands):

	Allocated Purchase Price Components

			Acquired			Deferred	Other assets
	Purchase	Acquired	product		Other	tax	(liabilities),
	Price	IPR&D	rights	Goodwill	intangibles	assets, net	net

Riptech	$148,032	$2,100	$12,700	$116,836	$—	$7,974	$8,422
Recourse	138,633	1,000	19,000	109,085	2,164	9,090	(1,706)
SecurityFocus	76,558	1,600	6,840	64,281	2,100	503	1,234
Mountain Wave	20,698	—	2,000	17,320	—	1,740	(362)

Total	$383,921	$4,700	$40,540	$307,522	$4,264	$19,307	$7,588

In connection with these four acquisitions, we wrote off a total of $4.7 million of acquired in-process research and development, because the acquired technologies had not reached technological feasibility and had no alternative uses. The efforts required to develop the acquired in-process technology principally relate to the completion of all planning, design, development and test activities that are necessary to establish that the product or service can be produced to meet its design specifications, including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

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

Pro Forma. The following unaudited pro forma information for fiscal 2003 and 2002 are as if the Riptech acquisition had occurred at the beginning of each fiscal period presented. For the three and nine months ended December 31, 2002, the pro forma information excludes $0.7 million (pre-tax) and $1.0 million (pre-tax), respectively, of amortization related to developed technology and other intangible assets associated with the Riptech acquisition. In addition, the pro forma information excludes $2.1 million (pre-tax) of acquired in-process research and development for the nine months ended December 31, 2002. For the three and nine months ended December 31, 2001, the pro forma information excludes $50.1 million (pre-tax) and $149.9 million (pre-tax), respectively, of amortization related to goodwill and workforce-in-place associated with non-related acquisitions.

The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 2002 or of future operating results. Financial information prepared in accordance with U.S. GAAP for Recourse was not available due to insufficient record-keeping during the interim and annual periods in fiscal 2002 and interim periods in 2003 and, as such, has not been included in this pro forma information. Pro forma information for SecurityFocus and Mountain Wave was not presented as the SecurityFocus and Mountain Wave acquisitions were deemed not significant.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,

(In thousands, except per share data; unaudited)	2001	2002	2001

Net revenues	$292,535	$1,023,723	$766,303

Net income	$45,583	$175,468	$102,754

Basic net income per share	$0.33	$1.21	$0.71

Diluted net income per share	$0.30	$1.10	$0.68

Divestiture of the Web Access Management Product Line
 On August 24, 2001, we sold assets and transferred liabilities and employees related to our web access management product line to PassGo Technologies, Ltd for approximately $1.1 million in cash, resulting in a pre-tax gain of approximately $0.4 million on the divestiture.

We also entered into an exclusive license and option agreement with PassGo whereby they licensed our web access management technology products. In consideration for the license, PassGo is required to pay us quarterly royalties based on their net revenue starting at 30% and declining to 10% over a four-year period. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we are recognizing these royalties as payments are due. PassGo has an option to purchase the technology at a price starting at $18.8 million and declining to $3.3 million over a four-year period. These payments, if any, will be recorded in income (expense), net, from sale of technologies and product lines on the Condensed Consolidated Statements of Operations. During the December 2002 quarter, we wrote off approximately $2.7 million of the developed technology related to the web access management products due to an impairment.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 9. Restructuring, Site Closures and Other

During the September 2002 quarter, we recorded approximately $0.7 million for the costs of severance, related benefits and outplacement services associated with the reduction in operations of our San Antonio, Texas site. As a result, our workforce was reduced by 51 employees. As of December 31, 2002, we had an accrual of approximately $0.1 million outstanding related to severance, related benefits and outplacement service charges.

During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of this relocation, our workforce was reduced by 251 employees. This estimate was subsequently revised in the September 2002 quarter, resulting in a reduction in severance, related benefits and outplacement services accrual by approximately $0.9 million. As of December 31, 2002, we had an accrual of approximately $0.5 million outstanding related to severance, related benefits and outplacement service charges.

Details of the fiscal 2003 restructuring, site closures and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	12/31/02

Employee severance and outplacement	Cash	$6,196	$(4,719)	$(944)	$533
Excess fixed assets	Cash/non-cash	567	(567)	—	—

Total restructuring, site closures and other expenses		$6,763	$(5,286)	$(944)	$533

During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related abandoned fixed asset and leasehold improvement write-offs. These estimates were subsequently revised in the December and September 2002 quarters, resulting in a net reduction in the facility related accrual by approximately $0.4 million and $1.1 million, respectively. As of December 31, 2002, we had an accrual of approximately $2.8 million outstanding related to rent and exit costs of the facilities.

Also during the March 2002 quarter, we recorded approximately $1.0 million for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, our workforce was reduced by 29 employees. As of September 30, 2002, all costs had been paid with the exception of an immaterial amount for related outplacement services.

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. These estimates were subsequently revised in the September 2002 quarter, resulting in an increase in the facility related accrual by approximately $0.2 million. As of December 31, 2002, we had an accrual of approximately $4.7 million outstanding related to rent and related exit costs of the facilities.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to various restructurings as we continued the integration of AXENT into our operations. As a result, our workforce was reduced by 58 employees. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter. As of December 31, 2002, all costs have been paid with the exception of an immaterial amount related to the abandoned facilities.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Details of the fiscal 2002 restructuring and other expenses were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	12/31/02

Employee severance and outplacement	Cash	$2,639	$(2,579)	$(41)	$19
Excess facilities	Cash/non-cash	17,789	(8,896)	(1,346)	7,547

Total restructuring, site closures and other expenses		$20,428	$(11,475)	$(1,387)	$7,566

Note 10. Litigation and Contingencies

On June 14, 2002, Hark Chan and Techsearch LLC filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that unspecified products sold on CD-ROM with Internet hyperlinks and/or with the LiveUpdate feature infringe a patent owned by Techsearch. Subsequently, IP Innovation LLC was added as a plaintiff. The lawsuit requests damages, injunctive relief, costs and attorney fees. We intend to defend the action vigorously.

In May 2002, Craig Hughes filed a lawsuit in Utah state court, purportedly on behalf of a class of persons located in Utah who he asserts received unsolicited commercial email from us. The complaint alleges violation of Utah’s recently enacted Unsolicited Commercial Email Act. The lawsuit requests damages, costs and attorney fees. In January 2003, the parties to the lawsuit submitted to the court a stipulated request for dismissal.

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

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and our request for further review of that decision was also denied. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. As of December 31, 2002, we believe that we have adequately accrued for both the damages and costs. In January 2003, we paid judgment, interest and costs of approximately $7.4 million. We expect to pay the remaining accrued balance of costs upon further determination by the court.

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

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

impact on our future results of operations or cash flows.

We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. We intend to defend all of the aforementioned pending lawsuits vigorously. Although adverse decisions (or settlements) may occur in one or more of the cases, and it is not possible to estimate the possible loss or losses from each of these cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition. Depending, however, on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that our future results of operations or cash flows could be materially adversely affected in a particular period. We have accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

Note 11. Segment Information

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other.

The Enterprise Security segment focuses on providing Internet security technology, global response and services necessary for organizations to manage their information security needs. The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. The Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security expertise and global resources to help enable e-business success. The Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill (through March 31, 2002), other intangible assets, debt issuance costs and other assets, and charges that are one-time in nature, such as acquired in-process research and development, legal judgments and settlements and restructuring, site closures and other expenses which are not charged to the other operating segments.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
(In thousands; unaudited)	Security	Administration	Products	Services	Other	Company

Three Months Ended December 31, 2002
Revenue from external customers	$159,434	$52,146	$155,960	$7,972	$123	$375,635
Operating income (loss)	34,382	39,427	82,803	(6,505)	(48,950)	101,157
Depreciation & amortization expense	3,140	92	817	937	18,413	23,399
Three Months Ended December 31, 2001
Revenue from external customers	126,706	48,808	111,438	2,615	680	290,247
Operating income (loss)	35,146	33,212	50,165	(6,577)	(99,350)	12,596
Depreciation & amortization expense	3,945	154	938	272	65,821	71,130
Nine Months Ended December 31, 2002
Revenue from external customers	433,259	160,587	403,807	17,759	1,495	1,016,907
Operating income (loss)	88,605	119,226	202,415	(16,383)	(144,324)	249,539
Depreciation & amortization expense	8,770	286	2,527	1,924	54,571	68,078
Nine Months Ended December 31, 2001
Revenue from external customers	333,427	161,771	250,277	7,956	7,224	760,655
Operating income (loss)	77,631	112,757	79,087	(17,036)	(267,820)	(15,381)
Depreciation & amortization expense	7,961	322	2,039	464	189,402	200,188

Geographical Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

(In thousands; unaudited)	2002	2001	2002	2001

Net revenues from external customers:
United States	$186,317	$154,474	$524,406	$412,510
Other foreign countries	189,318	135,773	492,501	348,145

	$375,635	$290,247	$1,016,907	$760,655

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 12. Subsequent Event

In January 2003, our Board of Directors approved the purchase of certain currently leased real estate properties in Cupertino, California, Newport News, Virginia and Springfield Oregon that we have classified as operating leases. During January 2003, we exercised our option to purchase these properties and intend to close the transactions during the March 2003 quarter. As a result, we will record approximately $126.2 million in buildings and land on our balance sheet and will depreciate the buildings on a straight-line basis over 25-30 years.

SYMANTEC CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “continue” and similar expressions identify forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report, except as required by applicable law. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 29. We encourage you to read that section carefully.

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

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the nine months ended December 31, 2002 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2002.

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

As a result of these acquisitions, we recorded, as adjusted for revised estimates related to certain liabilities, approximately $4.7 million for acquired in-process research and development, $40.5 million for developed technology and acquired product rights, $307.5 million for goodwill, $4.3 million for other intangibles, $19.3 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. We expect the increase in our operating expenses from these acquisitions to exceed the revenues attributed to these acquired companies, and that as a result, these acquisitions will be dilutive to net income as we integrate the operations, products and services of these companies into our own offerings and continue to develop these offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS

The following table sets forth each item from our condensed consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three Months			Nine Months
	Ended		Percent	Ended		Percent
	December 31,		Change	December 31,		Change
			in Dollar			in Dollar
	2002	2001	Amounts	2002	2001	Amounts

(Unaudited)

Net revenues	100%	100%	29%	100%	100%	34%
Cost of revenues	17	18	25	18	19	28

Gross margin	83	82	30	82	81	35
Operating expenses:
Research and development	14	14	23	14	16	19
Sales and marketing	37	38	27	37	41	21
General and administrative	5	5	24	5	5	33
Amortization of goodwill	—	17	*	—	19	*
Amortization of other intangibles from acquisitions	—	—	*	—	—	*
Acquired in-process research and development	—	—	*	1	—	*
Restructuring, site closures and other	—	4	*	1	2	(61)

Total operating expenses	56	78	(7)	58	83	(8)

Operating income (loss)	27	4	703	24	(2)	*
Interest income	2	3	18	3	3	26
Interest expense	(1)	(1)	37	(2)	(1)	310
Income (expense), net, from sale of technologies and product lines	—	1	(106)	1	2	(67)
Other expense, net	—	—	*	—	—	*

Income before income taxes	28	7	403	26	2	1,595
Provision for income taxes	9	7	58	8	6	75

Net income (loss)	19%	—%	*	18%	(4)%	*

* Percentage change is not meaningful

Net Revenues

Net revenues increased 29% to $375.6 million during the December 2002 quarter from $290.2 million during the December 2001 quarter. Net revenues increased 34% to $1.0 billion during the nine months ended December 31, 2002 from $760.7 million during the nine months ended December 31, 2001. This increase was due primarily to increased sales of our consumer products and enterprise security products. The increased sales of our consumer products and enterprise security products was largely attributable to continuing growth in demand for our virus protection solutions from large organizations as well as from small businesses and consumers. From a regional standpoint, the increase during the three and nine months ended December 31, 2002 was primarily due to growth in net revenues internationally of 39% and 41%, respectively. The December 2002 quarter was our first quarter in which net revenues from international sales represented a greater portion of total net revenues than net revenues from sales within the U.S. Strength in major foreign currencies during the three and nine months ended December 31, 2002 also positively impacted our international revenue growth.

Segments
 Our Enterprise Security segment provides organizations with Internet security technology, global response and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

services to manage their information security needs. Our Enterprise Security segment represented approximately 42% and 44% of net revenues during the December 2002 and 2001 quarters, respectively, and 43% and 44% of net revenues during the nine months ended December 31, 2002 and 2001, respectively. Net revenues increased approximately $32.7 million, or 26%, during the December 2002 quarter as compared to the December 2001 quarter and $99.8 million, or 30%, during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. These increases were primarily due to strong growth in sales of our virus protection and firewall/VPN product solutions.

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Our Enterprise Administration segment represented approximately 14% and 17% of net revenues during the December 2002 and 2001 quarters, respectively, and 16% and 21% of net revenues during the nine months ended December 31, 2002 and 2001, respectively. Net revenues increased by approximately $3.3 million, or 7%, during the December 2002 quarter as compared to the December 2001 quarter and decreased by approximately $1.2 million, or 1%, during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. With the exception of the December 2002 quarter, sales of our pcAnywhere product have generally declined. This decline has been partially offset by growth in our Ghost Corporate Edition product. The decline in sales of our pcAnywhere product has been, and may continue to be, the result of a decrease in sales to small businesses and home offices and to corporate customers.

Our Consumer Products segment provides security and problem-solving products to individual users, home offices and small businesses. Our Consumer Product segment represented approximately 42% and 38% of net revenues during the December 2002 and 2001 quarters, respectively, and 40% and 33% of net revenues during the nine months ended December 31, 2002 and 2001, respectively. Net revenues increased by approximately $44.5 million, or 40%, during the December 2002 quarter as compared to the December 2001 quarter and $153.5 million, or 61%, during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. This increase was primarily related to stronger than expected consumer and small business spending, which contributed to the increase in sales of our Norton AntiVirus and Norton Internet Security products. Our electronic distribution channel, including original equipment manufacturer subscription renewals, also contributed to the increase in sales during the three and nine months ended December 31, 2002.

Our Services segment provides information security solutions that incorporate best-of-breed technology, security expertise and global resources to help enable e-business success. Our Services segment represented approximately 2% and 1% of net revenues during the December 2002 and 2001 quarters, respectively, and 2% and 1% of net revenues during the nine months ended December 31, 2002 and 2001, respectively. Net revenues increased $5.4 million, or 205%, during the December 2002 quarter as compared to the December 2001 quarter and $9.8 million, or 123%, during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001. This increase was primarily related to sales from our Managed Security Services, which represented $4.9 million and $9.0 million of net revenues for the three and nine months ended December 31, 2002.

Our Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% of net revenues during the December 2002 and 2001 quarters and less than 1% and approximately 1% of net revenues during the nine months ended December 31, 2002 and 2001, respectively.

International
 Net revenues from sales outside of the United States were approximately $189.3 million and $135.8 million during the December 2002 and 2001 quarters, respectively, and $492.5 million and $348.1 million during the nine months ended December 2002 and 2001, respectively. As a percentage of net revenues, sales outside of the United States represented slightly higher than 50% and approximately 47% during the December 2002 and 2001 quarters, respectively, and 48% and 46% during the nine months ended December 31, 2002 and 2001, respectively. The increase in absolute dollars during the December 2002 quarter as compared to the December 2001 quarter and the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 was primarily the result of sales growth in Europe and to a lesser extent in Japan.

Strength in major foreign currencies during the December 2002 quarter as compared to the average major foreign currency rates during the December 2001 quarter positively impacted our international revenue growth by approximately $16.0 million. Strength in major foreign currencies during the nine months ended December 31, 2002, as compared to the average major foreign currency rates during the nine months ended December 31, 2001,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

positively impacted our international revenue growth by approximately $34.2 million. We are unable to predict the extent to which revenues in future periods will be impacted by foreign currency rates. Given the significance of our international sales, changes in foreign exchange rates will have a potentially significant impact on our future revenues and operating results.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of services, fee-based technical support costs and amortization of acquired product rights.

Gross margin was approximately 83% and 82% of net revenues during the December 2002 and 2001 quarters, respectively, and was 82% and 81% of net revenues during the nine months ended December 31, 2002 and 2001, respectively. These slight increases were primarily due to a reduction in our fee-based technical support costs and amortization of acquired product rights as a percentage of net revenues. In addition, lower inventory obsolescence associated with our appliance inventories contributed to the increase in gross margin during the December 2002 quarter as compared to the December 2001 quarter. These factors were partially offset by an increase in royalty and service costs. Costs of services increased with the increase in services revenues and our services typically have lower margins than our products.

Research and Development Expenses

Research and development expenses as a percentage of net revenues remained flat at approximately 14% during each of the December 2002 and 2001 quarters, respectively, and were 14% and 16% during the nine months ended December 31, 2002 and 2001, respectively. The decrease in research and development expenses as a percentage of net revenues during the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001 was attributed to the disproportionate growth in net revenues of 34% during the nine months ended December 31, 2002 as compared to growth in research and development expenses of 19% during the nine months ended December 31, 2002. In absolute dollars, research and development expenses increased 23% to approximately $50.0 million during the December 2002 quarter from $40.7 million during the December 2001 quarter and 19% to approximately $142.9 million during the nine months ended December 31, 2002 from $120.2 million during the nine months ended December 31, 2001. These increases were primarily a result of increased headcount, salary increases, increased infrastructure related expenditures and increased research and development expenses associated with the companies that we acquired during the September 2002 quarter.

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of net revenues were approximately 37% and 38% during the December 2002 and 2001 quarters, respectively, and 37% and 41% during the nine months ended December 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses as a percentage of net revenues was attributed to the disproportionate growth in net revenues of 29% and 34% during the three and nine months ended December 31, 2002, respectively, as compared to growth in sales and marketing expenses of 27% and 21% during the three and nine months ended December 31, 2002. In absolute dollars, sales and marketing expenses increased 27% to approximately $139.5 million during the December 2002 quarter from $109.8 million during the December 2001 quarter and 21% to approximately $379.5 million during the nine months ended December 31, 2002 from $313.4 million during the nine months ended December 31, 2001. These increases were primarily a result of increased headcount, salary increases, higher commission expenses due to the increase in sales, increased advertising and promotion expenses, increased travel and entertainment expenses and increased sales and marketing expenses associated with the companies that we acquired during the September 2002 quarter.

General and Administrative Expenses

General and administrative expenses as a percentage of net revenues remained flat at approximately 5% during each of the December 2002 and 2001 quarters and the nine months ended December 31, 2002 and 2001. General and administrative expenses increased 24% to approximately $19.3 million during the December 2002 quarter from $15.5 million during the December 2001 quarter and 33% to $52.0 million during the nine months ended December 31, 2002 from $39.0 million during the nine months ended December 31, 2001. These increases were primarily a result of increased headcount, salary increases, increased infrastructure related expenditures, increased legal fees,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

increased travel and entertainment expenses and increased general and administrative expenses associated with the companies that we acquired during the September 2002 quarter.

Amortization of Goodwill and Other Intangibles From Acquisitions

Amortization of goodwill and other intangibles from acquisitions decreased 98% to approximately $0.8 million during the December 2002 quarter from $49.9 million during the December 2001 quarter and decreased 99% to approximately $2.0 million during the nine months ended December 31, 2002 from $149.4 million during the nine months ended December 31, 2001. These decreases were due to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142 on April 1, 2002, under which the carrying values of goodwill are no longer amortized, but are subject to an annual impairment test.

Acquired In-process Research and Development

Acquired in-process research and development was $4.7 million during the nine months ended December 31, 2002, due to the Riptech, SecurityFocus and Recourse acquisitions in the September 2002 quarter. We recorded no acquired in-process research and development during the December 2002 quarter and the three and nine months ended December 31, 2001.

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

Riptech
 The in-process technology acquired in the Riptech acquisition consisted primarily of research and development related to the fourth generation of its Caltarian technology, which provides real-time information protection through around-the-clock monitoring, analysis and response. We plan to integrate this technology into our managed security services.

SecurityFocus
 The in-process technology acquired in the SecurityFocus acquisition consisted primarily of research and development related to new versions of DeepSight Threat Management System and DeepSight Analyzer products, which are threat management systems that provide early warnings of attack, as well as countermeasures to defend these attacks. We plan to integrate this technology into our vulnerability management products.

Recourse
 The in-process technology acquired in the Recourse acquisition consisted primarily of research and development related to new versions of ManHunt, a network intrusion detection system. We plan to integrate this technology into our intrusion detection products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Restructuring, Site Closures and Other

During the December 2002 quarter, restructuring, site closures and other resulted in a net reduction of expenses of approximately $0.4 million. We recorded a reduction of approximately $1.2 million in costs previously recognized in connection with facility related estimates associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland. This reduction of expenses was offset by approximately $0.8 million in estimated facility related expenses associated with the consolidation of most of our United Kingdom facilities to Maidenhead, UK.

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

Restructuring, site closures and other were approximately $4.4 million during the nine months ended December 31, 2002 and $11.4 million during the nine months ended December 31, 2001. During the nine months ended December 31, 2002, we recorded approximately $5.8 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the Leiden, Netherlands, relocation to Dublin, Ireland, the outsourcing of our North American and European consumer support functions and the reduction in operations in San Antonio, Texas. As a result, our workforce was reduced by 302 employees. This expense was offset by a net reduction in expenses of $1.4 million, due primarily to revised estimates of certain fiscal 2002 facility related expenses.

During the nine months ended December 31, 2001, we recorded approximately $9.4 million for the exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. In addition, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to the former AXENT operations. As a result, our workforce was reduced by 58 employees.

Interest Income, Interest Expense and Other Expense

Interest income was approximately $9.0 million and $7.7 million during the December 2002 and 2001 quarters, respectively, and $28.4 million and $22.6 million during the nine months ended December 31, 2002 and 2001, respectively. The increase was due to higher average invested cash balances during the three and nine months ended December 31, 2002 as compared to the same periods during fiscal 2002, partially offset by lower average interest rates.

Interest expense of approximately $5.3 million and $3.9 million during the December 2002 and 2001 quarters, respectively, and $15.9 million and $3.9 million during the nine months ended December 31, 2002 and 2001, respectively, was related to the 3% convertible subordinated debentures issued in October 2001.

Other expense, net was insignificant during the December 2002 and 2001 quarters and the nine months ended December 31, 2002 and 2001.

Income (Expense), Net, From Sale of Technologies and Product Lines

Income (expense), net, from sale of technologies and product lines was approximately $(0.3) million and $4.4 million during the December 2002 and 2001 quarters, respectively, and $4.4 million and $13.3 million during the nine months ended December 31, 2002 and 2001, respectively. During the December 2002 quarter, we wrote off approximately $2.7 million of developed technology related to the web access management products that were divested in the September 2001 quarter. This expense, during the three and nine months ended December 31, 2002, was offset by royalty payments received in connection with the divestiture of our ACT! product line in December 1999, from Interact Commerce Corporation, which subsequently merged with The Sage Group plc. During the three and nine months ended December 31, 2001, the net income related primarily to these royalty payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Income Tax Provision

Our effective tax rate on income before restructuring, site closures and other expenses, amortization of goodwill and deduction for acquired in-process research and development was 32% during the nine months ended December 31, 2002 and 2001. This effective tax rate was lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

Our overall effective tax rate was 32% on pre-tax income for the nine months ended December 31, 2002. The effective tax rate for the nine months ended December 31, 2002 is lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations. Our effective tax rate for the nine months ended December 31, 2001 reflects the nondeductibility of substantially all of the goodwill amortization.

Selected Pro Forma Financial Data

For comparative purposes, the following table displays, on a pro forma basis, our results of operations excluding all acquisition related amortization and one-time charges. These measures are not in accordance with, or an alternative for, generally accepted accounting principles, or GAAP, and may be different from pro forma measures used by other companies.

	Three Months Ended		Nine months Ended
	December 31,		December 31,

(In thousands, except per share data; unaudited)	2002	2001	2002	2001

Net income (loss)	$71,732	$100	$180,295	$(32,930)
Amortization of goodwill	—	49,413	—	147,809
Amortization of other intangibles from acquisitions:
Cost of revenues	8,120	7,329	21,130	22,962
Operating expenses	793	536	1,994	1,608
Acquired in-process research and development	—	—	4,700	—
Restructuring, site closures and other	(442)	9,377	4,432	11,423
Income tax benefit	(3,486)	(7,313)	(10,369)	(15,255)

Pro forma net income	$76,717	$59,442	$202,182	$135,617

Pro forma net income per share — diluted	$0.47	$0.39	$1.26	$0.89

Shares used to compute pro forma net income per share — diluted	170,808	159,886	169,453	155,240

For the three and nine months ended December 31, 2001, shares used to compute pro forma net income per share (diluted) include approximately 12.7 million and 4.2 million shares, respectively, issuable from the assumed conversion of the 3% convertible subordinated debentures, and 5.7 million and 13.8 million shares, respectively, issuable from the assumed exercise of outstanding options.

For the three and nine months ended December 31, 2002 and 2001, pro forma net income per share (diluted) is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated debentures, net of income tax, of $3.6 million and $10.8 million for the three and nine months ended December 31, 2002, respectively, and $2.6 million each for the three and nine months ended December 31, 2001.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash that we generate over time from our operations. Cash, cash equivalents and short-term investments increased approximately $54.9 million to $1.43 billion at December 31, 2002 from $1.38 billion at March 31, 2002. This increase is primarily due to cash provided by operations and net proceeds from the exercise of stock options and sales of common stock

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

through our employee stock purchase plan. The cash provided by these factors was partially offset by cash paid for the companies we acquired in the September 2002 quarter, repurchase of common stock and capital expenditures.

Net cash provided by operating activities during the nine months ended December 31, 2002 was approximately $375.4 million compared with $304.9 million during the nine months ended December 31, 2001. During the nine months ended December 31, 2002, net cash provided by operating activities was comprised primarily of net income of approximately $180.3 million, net non-cash related expenses of $105.6 million and an increase of $89.5 million in liabilities, net of the increase in assets. During the nine months ended December 31, 2001, net cash provided by operating activities was comprised primarily of non-cash related expenses of $236.0 million and an increase of $101.8 million in liabilities, net of the increase in assets, offset by a net loss of approximately $32.9 million.

Net trade accounts receivable increased $106.3 million to approximately $195.5 million at December 31, 2002 from $89.2 million at March 31, 2002. The increase in net trade accounts receivable is primarily due to higher sales in the month of December 2002 as compared to the month of March 2002 and an unusually low net trade accounts receivable balance at March 31, 2002 as compared to the prior six quarter-end balances.

Net cash used in investing activities during the nine months ended December 31, 2002 was approximately $495.1 million compared with $365.3 million during the nine months ended December 31, 2001. During the nine months ended December 31, 2002, net cash used in investing activities was comprised primarily of $367.5 million for acquisition related costs, $70.8 million in net purchases of marketable securities and other investments and $56.6 million of capital expenditures. During the nine months ended December 31, 2001, net cash used in investing activities was comprised primarily of $265.4 million of net purchases of marketable securities and other investments, $94.4 million of capital expenditures and $5.2 million of acquisition related costs.

Net cash provided by financing activities during the nine months ended December 31, 2002 was approximately $24.9 million compared with $463.7 million during the nine months ended December 31, 2001. During the nine months ended December 31, 2002, net cash provided by financing activities was comprised primarily of $89.2 million in net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan, offset by $64.3 million for repurchases of common stock. During the nine months ended December 31, 2001, net cash provided by financing activities was comprised primarily of $584.6 million in net proceeds from the issuance of 3% convertible subordinated debentures in October 2001 and $83.5 million in net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan, offset by $204.4 million for repurchases of common stock.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the December 2002 quarter, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. During the September 2002 quarter, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. During the September 2001 quarter, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. No shares were repurchased during the June 2002 and 2001 quarters or the December 2002 and 2001 quarters.

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated debentures due November 1, 2006, the net proceeds of which were approximately $584.6 million. The debentures are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. We may redeem the debentures on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002. We are using the net proceeds of the offering for general corporate purposes, including working capital, potential acquisitions, stock repurchases and investments in our infrastructure.

In January 2003, our Board of Directors approved the purchase of the real estate properties described below under Synthetic Leases. During January 2003, we exercised our option to purchase these properties and intend to close the transactions during the March 2003 quarter. We will use approximately $126.2 million of our existing cash or restricted investments for these purchases.

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

One of the lease arrangements is for two existing office buildings in Cupertino, California. Lease payments for these facilities are based on the three-month LIBOR in effect at the beginning of each fiscal quarter plus a specified margin. We have the right to acquire the related properties at any time during the seven-year lease period ending February 1, 2006. At the end of the lease term we have the option to renew the lease, purchase the properties or arrange for a third party to purchase the properties. In the event we arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $66.0 million, representing approximately 84% of the lessor’s purchase price of the property.

The second lease arrangement is for land and the construction of two office buildings, one in Newport News, Virginia and another in Springfield, Oregon. Our lease payments are based on one-, three- or six-month LIBOR plus a specified margin. We have the right to acquire the related properties at any time during the six and one-half year lease period ending September 28, 2007. We moved into the Oregon facility immediately after the end of the December 2001 quarter and into the Virginia facility in April 2002. At the end of the lease term we have the option to renew the lease, purchase the properties or arrange for a third party to purchase the properties. In the event we arrange for a third party to purchase the properties, we may be obligated to the lessor for all or some portion of an amount up to the guaranteed residual amount of approximately $40.0 million, representing approximately 85% of the lessor’s purchase price of the properties.

As security for each of these arrangements, we are required to maintain a cash collateral balance, the aggregate amount of which was $118.9 million at December 31, 2002. We are required to invest the cash collateral in U.S. Treasury securities or certificates of deposit with specified lenders and maturities not to exceed two to three years. In accordance with the lease terms, these funds are not available to meet operating cash requirements. As of December 31, 2002, the investments related to the California lease totaled approximately $71.7 million and the investments related to the Oregon and Virginia leases totaled approximately $47.2 million. These amounts are classified as non-current restricted investments within the financial statements.

In addition, we are obligated to maintain certain financial covenants including a minimum cash balance, tangible net worth and quarterly earnings before income tax, depreciation and amortization, or EBITDA, and a maximum debt and senior debt to EBITDA ratio. Future acquisitions, financing activities or operating losses may cause us to be in violation of these financial covenants. In the event of default, we may be required to release the cash collateral and take possession of the buildings. As of December 31, 2002, we were in compliance with all of the above covenants.

In January 2003, our Board of Directors approved the purchase of these real estate properties. During January 2003, we exercised our option to purchase these properties and intend to close the transactions during the March 2003 quarter. See Note 12. Subsequent Event.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying a guarantee after December 31, 2002. As of December 31, 2002, we had no liability associated with any of our outstanding letters of credit or guarantees on our balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity (such as the lease arrangements relating to certain of our facilities, described under Synthetic Leases above) that functions to support the activities of the primary beneficiary. The effective date of this Interpretation is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. In January 2003, our Board of Directors approved the purchase of the real estate properties described above under Synthetic Leases. During January 2003, we exercised our option to purchase these properties and intend to close the transactions during the March 2003 quarter. As a result, we will record approximately $126.2 million in buildings and land on our balance sheet and will depreciate the buildings on a straight-line basis over 25-30 years.

BUSINESS RISK FACTORS

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer antivirus protection products. During the second half of fiscal 2002 and first nine months of fiscal 2003, we experienced a higher than expected rate of growth in sales of our consumer antivirus protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis . We believe that consumer antivirus sales have been spurred by a number of factors over the past five quarters, including increased broadband connection, increased awareness of security threats to consumer systems, particularly the well-publicized Code Red, Nimda, Klez, Opaserv, Yaha and Bugbear threats and a reaction from the September 11, 2001 terrorist attacks. The impact of these factors is likely to diminish over time, and it is possible that growth rates in sales of antivirus protection products may decline.

In addition, one of the channels through which we sell our consumer products is original equipment manufacturers, or OEMs, who bundle our antivirus and other products with their PCs. We continuously seek to establish new OEM relationships and, conversely, are subject to OEMs who bundle our software with their products deciding either to discontinue bundling third party security software or to switch to a competitor’s product. When we lose an OEM relationship, our consumer sales could be adversely affected unless and until we are able to establish new relationships of similar significance.

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

Economic and political conditions and conditions affecting the network security market in particular may have a negative impact on our revenues and margins. The market for our products depends on economic conditions affecting the broader network security, Internet infrastructure and related markets. More generally, the slowdown in the U.S. economy may hurt consumer demand for our services. On the enterprise side, the continued slowdown in corporate earnings and tightening of corporate budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, in this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In addition, the terrorist acts of September 11, 2001 and the prospect of war in the Middle East have created an uncertain economic and political environment in many parts of the world, and we cannot predict the impact of these events, or of any related military action, on our customers or business.

Introduction and integration of new products may adversely affect our financial results. We have recently introduced new products, including newly acquired products from our acquisitions. Examples of these acquired products are ManHunt, ManTrap, DeepSight Threat Management System and DeepSight Analyzer. These products may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future. As a result, there may be a negative impact on our revenues and operating income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Increased reliance on sales of enterprise-wide site licenses may result in greater fluctuations in or otherwise adversely affect our financial results. Sales of enterprise-wide site licenses through our Enterprise Security segment represent a major portion of our business. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship and can sometimes result in lower operating margins. In recent quarters, the number of higher dollar-value enterprise-wide site license contracts has increased and our reliance on such contracts in the future may result in increased uncertainty relating to quarterly revenues. In addition, the timing of the execution of volume licenses, or their nonrenewal or renegotiation by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

We face risks associated with our foreign operations. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. Our international sales have been increasing as a percentage of our total sales and, for the first time in the December 2002 quarter, comprised slightly more than 50% of our total sales. In fiscal year 2003, our operating results have been positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. Our operating results could also be adversely affected by general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent terrorist activity and political and military instability internationally, governments could enact additional regulation or restrictions on the use, import or export of encryption technologies. Additional regulation of encryption technology could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

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

Piracy of our software may have a significant impact on our net revenues. While we are unable to determine the extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect domestic revenue, revenue loss is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Business Software Alliance in their efforts to combat piracy. However, such continued efforts may not be successful in preventing piracy of our products from occurring.

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

We continue to make substantial changes to our information systems that could disrupt our business. During fiscal 2002, we began implementing Oracle 11i and a new customer relationship management system. We completed the worldwide implementation of Oracle 11i in the September 2002 quarter. The first four phases of the CRM implementation occurred in June 2001, February 2002, June 2002 and November 2002, with the remaining implementation phase scheduled for the first quarter of fiscal 2004. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

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

We depend on internal communications systems that may be disrupted. Our order management and product shipping centers are geographically dispersed. A business disruption could occur as a result of natural disasters or the interruption in service by communications carriers. If our communications between these centers are disrupted, particularly at the end of a fiscal quarter, we may suffer an unexpected shortfall in net revenues and a resulting adverse impact on our operating results. Communication outages, Internet connectivity disruptions, and/or increased volumes of electronic distribution transactions may also cause delays in customer access to our Internet-based services or product sales.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the nine months ended December 31, 2002 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)	Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Part II. Other Information

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed as part of this Form 10-Q:

10.01	1996 Equity Incentive Plan, as amended October 15, 2002. (Incorporated by reference to Exhibit 10.01 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.)

10.02	2002 Executive Officers’ Stock Purchase Plan. (Incorporated by reference to Exhibit 10.02 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.)

(b)	Reports on Form 8-K:

We did not file any reports on Form 8-K during the December 2002 quarter.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 6, 2003	SYMANTEC CORPORATION
(Registrant)

	By	/s/ John W. Thompson

John W. Thompson, Chairman and Chief Executive Officer

	By	/s/ Gregory Myers

Gregory Myers, Chief Financial Officer and Senior Vice President of Finance

CERTIFICATIONS

I, John W. Thompson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Symantec Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 6, 2003	/s/ John W. Thompson

John W. Thompson Chairman and Chief Executive Officer

I, Gregory Myers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Symantec Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 6, 2003	/s/ Gregory Myers

Gregory Myers Chief Financial Officer and Senior Vice President of Finance

EXHIBIT INDEX

10.01	1996 Equity Incentive Plan, as amended October 15, 2002. (Incorporated by reference to Exhibit 10.01 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.)

10.02	2002 Executive Officers’ Stock Purchase Plan. (Incorporated by reference to Exhibit 10.02 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.)