Form 10-K
period 2003-03-28
SYMANTEC CORP
filed 2003-06-16
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
[✓]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended March 28, 2003.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 0-17781

SYMANTEC CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. Employer Identification No.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (zip code)

Registrant’s telephone number, including area code: (408) 517-8000

Securities registered pursuant to Section 12(b) of the Act:

None (Title of each class)	None (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share, and Related Stock Purchase Rights
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 27, 2002 as reported on the Nasdaq National Market:

$ 4,915,937,191

Number of shares outstanding of the registrant’s common stock as of May 30, 2003:

149,989,024

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2003, are incorporated by reference into Part III.

SYMANTEC CORPORATION

FORM 10-K

For the Fiscal Year Ended March 28, 2003

PART I
Item 1: Business
Item 2: Properties
Item 3: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders
PART II
Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6: Selected Financial Data
Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A: Quantitative and Qualitative Disclosures about Market Risk
Item 8: Financial Statements and Supplementary Data
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10: Directors and Executive Officers of the Registrant
Item 11: Executive Compensation
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13: Certain Relationships and Related Transactions
Item 14: Controls and Procedures
PART IV
Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Exhibit 3.01
EXHIBIT 3.02
EXHIBIT 4.02
EXHIBIT 4.03
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 12.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 23.02
EXHIBIT 99.01
EXHIBIT 99.02

“Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “continue” and similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 28. We encourage you to read that section carefully.

PART I

Item 1: Business

INTRODUCTION

Symantec provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, security management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 36 countries worldwide.

We file registration statements, periodic and current reports, proxy statements and other materials with the Securities and Exchange Commission. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.

Our Internet address is www.symantec.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 have previously been made available through our Investor Relations web site, located at www.symantec.com/invest/index.html. Those filings, as well as our current reports on Form 8-K filed with or furnished to the SEC and any amendments thereto, will continue to be made available on our Investor Relations web site, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings on our Investor Relations web site are available free of charge.

BUSINESS OVERVIEW

We currently view our business in five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other. For financial information related to our operating segments, see Note 16 of Notes to Consolidated Financial Statements of this Form
10-K.

Enterprise Security

Our Enterprise Security segment focuses on providing Internet security technology, global response and services necessary for organizations to manage their information security needs. Our comprehensive solutions offer products to protect gateways, servers, and clients (desktop PCs, laptops, mobile devices and PDAs) with virus protection and filtering, firewall security and virtual private networking, or VPN, intrusion detection, and security management. In addition, we have expanded our technology offerings to include integrated solutions at the gateway and client levels, combining several of our individual technology solutions, and early warning solutions. At the gateway level, our products run on Windows NT ®, Solaris®, and Linux® platforms. Our products at the server level operate on Windows NT, UNIX, Linux and other key server platforms. At the client level, our products run on the Windows®

platform. Our Enterprise Security segment represented approximately 42%, 42% and 33% of net revenues during fiscal 2003, 2002 and 2001, respectively.

Virus Protection and Filtering

Our virus protection and filtering technologies combine multi-tier protection against viruses with the management of Internet communications for sensitive content or misuse of data. Users of our virus protection and filtering products are able to take action to protect their enterprise from risks associated with using Internet resources. This includes scanning or monitoring data that enters, leaves or travels inside the organization, as well as detecting and eliminating malicious code that may be introduced into a company’s network. Our virus protection and e-mail and Internet content filtering technologies protect gateways, servers and clients at multiple entry points from known and unknown threats. Products and services providing protection from virus attacks represent the most well-known and largest market component of the enterprise security area.

Symantec AntiVirus™ offers the flexibility of a bundled, multi-tiered antivirus solution to protect the enterprise’s network, including Internet gateways, desktops, file and print servers, mail servers and firewalls. Symantec AntiVirus also enables corporations to keep their virus definitions up to date by automatically downloading virus definitions through LiveUpdate™, created by Symantec™ Security Response.

Symantec AntiVirus™ Scan Engine provides fast, scalable, and reliable virus protection for traffic served through, or stored on, network infrastructure devices.

Firewalls/VPNs

Firewalls provide protection against unwanted intrusion while enabling the flow of approved traffic. VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost effective manner. We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks and at client devices.

Symantec™ Enterprise Firewall, a gateway software firewall product, protects enterprise assets and business transactions. As a comprehensive full inspection firewall, Symantec Enterprise Firewall enables fast, but controlled connectivity, providing protection against unwanted intrusion while enabling the flow of approved traffic for offices with 25 to 25,000 nodes. This product includes an optional VPN, to provide high-speed and cost effective remote connectivity between mobile workers and the office.

Symantec™ Enterprise VPN is a full inspection VPN gateway, enabling high speed, cost-effective and secure connectivity between offices and with partners and mobile users. With its integrated, full inspection ProxySecured VPN technology and integrated client-side personal firewall, companies can securely extend networks beyond their physical perimeter.

Symantec™ Firewall/VPN Appliance is an integrated security and networking device that enables secure Internet connectivity and secure VPN connections between locations. Symantec Firewall/VPN Appliance provides high-speed access, reliable connectivity, substantial bandwidth and remote management and monitoring, ideal for remote locations and small offices with up to 40 users.

Symantec VelociRaptor™ firewall appliance is an integrated hardware and software firewall and VPN appliance that employs our full-inspection technology to provide fast and secure Internet connectivity. Symantec VelociRaptor delivers enterprise-class network security for offices with 30 to 5,000 users.

Intrusion Detection

Organizations must protect information from unwanted users and hackers and control access to information to maintain business integrity. At the gateway and server level, our intrusion detection products monitor systems for patterns of misuse and abuse and can warn organizations before systems are misused or information is stolen.

Symantec™ Host Intrusion Detection System helps reduce costly downtime and maintain business productivity and goodwill by monitoring systems to detect signs of misuse and prevent security problems.

Symantec Intruder Alert™ is a host-based, real-time intrusion detection system that detects security breaches and automatically responds to incidents according to pre-established security policies.

Symantec ManHunt™ delivers advanced intrusion detection, real-time threat analysis and information organizations need to protect networks against intrusion and denial of service attacks.

Symantec™ Decoy Server provides early detection of system misuse and unauthorized access to provide enterprises with cost-effective prioritization of threats in an easy-to-deploy, manageable solution.

Security Management

At the gateway and server level, our policy compliance management products find system vulnerabilities and help to ensure security policy compliance to proactively reduce business risk. The initial step to reduce corporate risk is to effectively measure compliance to a business’ security policy and detect vulnerabilities where critical information resides. It is important to understand the effectiveness of a security policy in order to properly define, manage and enforce business policies and assess possible threats.

Symantec Enterprise Security Manager™ enables automated discovery of security vulnerabilities and deviations from security policies in mission critical e-business applications and servers across the enterprise from a single location.

Symantec NetRecon™ provides network vulnerability assessment with progressive scanning technology. Its unique root-cause analysis engine helps organizations pinpoint the exact source of vulnerabilities.

The Symantec™ Security Management System, or SSMS, is a comprehensive solution allowing for the consolidation of security events, the containment of security threats and the centralization of security policy enforcement. SSMS is built on an open, interoperable framework that enables us and third-party solutions to work together to provide secure, manageable, and scalable enterprise security. SSMS includes Symantec Enterprise Security Manager and the following components:

Symantec™ Event Manager for firewall and antivirus provides centralized logging, alerting, and reporting across Symantec’s enterprise firewall and virus protection solutions and select key third-party firewall, antivirus and management products.

Symantec™ Incident Manager centrally identifies, prioritizes, and coordinates resolution of security incidents, helping enterprises maximize the value of their security technologies, reduce risk, and control costs.

Integrated Solutions

An integrated solution combines multiple security technologies with management, customer service and support, and advance research. By combining multiple security functions, integrated solutions can more efficiently protect against a variety of threats at each tier to minimize the effects of network attacks.

Symantec™ Gateway Security appliance is a comprehensive gateway protection solution that combines six essential network security functions in a single, easy-to-manage appliance. The fully integrated unit allows small- and medium-sized offices to address today’s multi-faceted security threats with a combination of firewall, anti-virus, web content filtering, intrusion prevention, intrusion detection, and VPN technologies.

Symantec™ Client Security provides protection at the client against blended threats, which are threats that are multi-faceted in their operating methods and effects, by integrating antivirus, firewall and intrusion detection technologies through centralized management and response.

Early Warning Solutions

Symantec’s early warning solutions provide organizations with customized and comprehensive alerts of cyber attacks worldwide, with countermeasures to prevent attacks before they occur, enabling them to mitigate risk and manage threats. These solutions are supported by Symantec™ Security Response, our Internet security research and support organization.

Symantec DeepSight™ Alert Services deliver personalized vulnerability and malicious code alerts, providing information to help users mitigate vulnerabilities before they can be exploited.

Symantec DeepSight™ Threat Management System tracks global security threats, providing early warning of active attacks to help protect critical information assets.

Enterprise Administration

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Remote management solutions help professionals remain productive while away from the office and also provide companies access to information, applications and data from any location. PC management solutions help professionals reduce their total cost of ownership by providing a full range of management tools for their software and hardware assets. Our Enterprise Administration segment represented approximately 15%, 21% and 27% of net revenues during fiscal 2003, 2002 and 2001, respectively.

Symantec pcAnywhere™ offers secure, reliable, fast and flexible point-to-point remote computing via a multitude of communications media including Internet, serial, LAN, ISDN, DSL, cable modems and infrared. Symantec

pcAnywhere enables a remote PC user to control and transfer data to and from a host PC. In addition, the remote PC, laptop or PC terminal controls the operation of the often-distant host PC and allows users at the host machine to view the operations being conducted from the remote site.

Symantec Ghost™ Corporate Edition is a management solution for PC deployment, recovery, disk cloning and migration. It reduces information technology costs by streamlining the configuration of networked workstations.

Consumer Products

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. The segment’s charter is to ensure that our customers and their information are secure and protected in a connected world. Most of the products that we are currently marketing or developing feature LiveUpdate. This feature enables users to easily download security updates including virus definitions, firewall rules, URL databases and uninstall scripts. Our consumer products run primarily on Windows and Macintosh® operating systems. Our Consumer Products segment represented approximately 41%, 35% and 39% of net revenues during fiscal 2003, 2002 and 2001, respectively.

Norton AntiVirus™ removes viruses automatically, protects both e-mail and instant messages, and updates itself without interrupting work. The latest virus definitions are downloaded automatically through LiveUpdate, when the PC is connected to the Internet.

Norton Internet Security™ is a fully integrated suite that provides protection from viruses, hackers, and privacy threats. The suite includes Norton AntiVirus, Norton™ Personal Firewall, Norton™ Parental Control and Norton™ Spam Alert. Norton Personal Firewall continuously hides PCs from hackers, blocks online intrusions automatically and safeguards confidential information. Norton Parental Control shields children from objectionable web sites and Norton Spam Alert blocks unwanted email.

Norton SystemWorks™ is a fully integrated suite of problem-solving utilities that protects PC and Macintosh users from virus threats, optimizes performance, fixes and prevents problems, recovers from system failures, cleans out Internet clutter and keeps dial-up connections active when on-line. Included in this suite are the latest complete versions of our products: Norton AntiVirus, Norton Utilities™ and Norton CleanSweep™.

Services

Enterprise Security Services provide information security solutions that incorporate best-of-breed technology, security best practices and expertise and global resources to help enable e-business success. Through its comprehensive offerings, Enterprise Security Services deliver holistic security assessments, planning and implementation, proactive solutions for security management and response and knowledge transfer to develop internal security skills. Our Services segment represented approximately 2%, 1% and less than 1% of net revenues during fiscal 2003, 2002 and 2001, respectively.

Symantec™ Managed Security Services delivers security monitoring, management, and response to enhance an organization’s information security posture and help defend against emerging threats. We provide 24x7 real-time services from our global security operations centers located in Alexandria, Virginia, San Antonio, Texas, Sydney, Australia, Twyford, United Kingdom and Berlin, Germany.

In collaboration with our partners, Symantec™ Consulting Services implements and maintains comprehensive, customized security solutions that enable organizations to establish and maintain a more secure business environment.

Symantec™ Education Services provides technical product training, vendor-neutral security education, security certifications and employee security awareness programs that enable organizations to better protect vital information.

Other

Our Other segment is comprised of sunset products, products nearing the end of their life cycle, and operations from our web access management product line prior to its disposition in August 2001 and represented less than 1% of net revenues during each of the fiscal years 2003, 2002 and 2001.

SALES AND MARKETING

In addition to our direct sales force, we license our enterprise and consumer products through our distributor, corporate reseller, value-added reseller and system integrator channels.

We sell our consumer products to individuals and small offices/home offices around the world through a multi-tiered distribution network. Our products are available to customers through channels that include: distributors, retailers, direct marketers, Internet-based resellers or “e-tailers,” original equipment manufacturers, educational institutions and Internet service providers. We also sell some of our products and product upgrades through direct mail/e-mail and over the Internet, in conjunction with channel partners.

We maintain distribution relationships with major independent distributors. Our indirect sales force works closely with our major distributor and reseller accounts to manage the flow of orders, inventory levels and sales to customers. We also work closely with them to execute channel marketing promotions and other cooperative marketing activities.

Our agreements with distributors are generally nonexclusive and may be terminated by either party at any time without cause. These distributors are not within our control and are not obligated to purchase products from us. They also distribute other vendors’ product lines.

Distributors that accounted for more than 10% of net revenues included Ingram Micro Inc. (26%, 23% and 26% during fiscal 2003, 2002 and 2001, respectively) and Tech Data Group (15% and 11% during fiscal 2003 and 2002, respectively).

Our marketing activities include:

•	advertising in trade, technical and business publications;

•	on-line advertising;

•	radio broadcast advertising;

•	public relations;

•	targeted customer communications through the Symantec web site, including regularly scheduled web-based seminars and online newsletters;

•	cooperative marketing with distributors, resellers and industry partners;

•	direct mailings and e-mailings to existing end-users and prospects;

•	the use of tools such as trialware and Symantec™ Security Check, a web-based tool for users to assess the security vulnerabilities on their computers (consumer only);

•	participation in focused trade and computer shows, sponsorship of security analyst conferences, and execution of Symantec road shows, seminars and user group conferences; and

•	primary market research to understand evolving customer needs and buying behaviors.

For our consumer products, we typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to end-users. The distributor or reseller earns a volume incentive rebate primarily based upon their sale of products to end-users. From time to time, we also make rebates available to individual users of various products acquired through major retailers. We regularly offer upgrade rebates to existing customers purchasing a new version of a product. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue when revenue is originally recorded.

INTERNATIONAL SALES

Revenues from sales outside of the United States represented approximately 49%, 47% and 48% of our net revenues during fiscal 2003, 2002 and 2001, respectively. Our international revenues consisted of sales primarily in the Europe, Middle East and Africa, or EMEA, region and sales from these regions collectively represented approximately 30%, 27% and 27% of our net revenues during fiscal 2003, 2002 and 2001, respectively. Additional financial information regarding our international sales is provided in Note 16 to Notes to Consolidated Financial Statements.

The majority of our net revenues from EMEA are derived from sales by affiliates of our major United States distributors. Additionally, we sell our products through authorized distributors, which may be restricted to specified territories. For most of our consumer products, we translate the documentation, software and packaging into the local language and prepare marketing programs for each local market.

We have marketing offices in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the

Netherlands, New Zealand, Norway, Poland, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, United Arab Emirates and the United Kingdom. These local offices facilitate our marketing and distribution in international markets. Our international operations are subject to various risks common to international operations, including but not restricted to:

•	government regulations;

•	export and import restrictions;

•	currency fluctuations;

•	repatriation restrictions; and

•	in some jurisdictions, reduced protection for our copyrights and trademarks.

SYMANTEC SECURITY RESPONSE

Symantec Security Response is a team of dedicated intrusion experts, security engineers, virus hunters and global technical support teams that work in tandem to provide extensive coverage for enterprises and consumers. Symantec Security Response provides customers with comprehensive, global, 24x7 Internet security expertise to guard against today’s blended Internet threats, which are threats that are multi-faceted in their operating methods and effects.

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

Research Centers

The research centers for Symantec Security Response are focused on collecting and analyzing the latest malware threats, from network security threats and vulnerabilities to viruses and worms. When a new threat or vulnerability is discovered, Symantec Security Response experts provide rapid emergency response, focusing on communication with customers and delivery of security updates for our security products. Research centers are located around the world, including the United States, Asia Pacific, Australia and Europe.

To ensure that customers are utilizing the most recent technologies available for addressing security issues, Symantec Security Response experts leverage our sophisticated back-end product architecture. This architecture allows users to receive the latest security updates — including intrusion detection signatures and virus definitions — automatically in the event of a new security threat or outbreak. LiveUpdate technology simplifies and speeds the process of receiving and implementing security updates for our security product offerings at the server, gateway and desktop levels.

Technical Support

With more than 300 experts in Internet security and desktop and network management, our global technical support team is available around the clock. Our technical support experts provide customers with information on product implementation and usage, as well as countermeasures and identification tools for new threats.

We maintain centralized support facilities throughout the world to drive rapid response to complex queries. Support is available in multiple languages, including Dutch, English, French, German, Italian, Japanese, Korean, Mandarin, Portuguese and Spanish.

Enterprise Security Support

Our enterprise security support program offers annual support contracts to all enterprise customers worldwide. Our standard annual support contracts provide 1) unlimited hot-line service delivered by telephone, fax, e-mail and over the Internet; 2) immediate patches for severe problems; 3) periodic software updates; 4) access to our technical knowledge base and FAQ facility; and 5) an invitation to the annual user group meeting. Inclusive in these standard annual support contracts are virus definitions and intrusion detection signatures created by Symantec Security Response. Customers may augment their standard annual support contract with services such as 24x7 telephone and web support, advanced alerting services, additional designated callers (contacts) and additional language support, as well as a Technical Account Manager, assigned to work closely with an organization and act as a focal point for all issues.

Consumer Product Support

Our consumer product support program provides free self-help online services to all consumer customers worldwide, as well as free e-mail support. A team of product experts, editors and language translators are dedicated to maintaining the robustness of the online knowledge base. Generally, telephone product support is provided for a fee. For customers that subscribe to them, the latest virus definitions and application bug fixes and/or patches for most of our currently marketed and developed products are downloaded automatically through LiveUpdate, created by Symantec Security Response.

We revise these fee-based support programs from time to time as customer requirements change and as market trends dictate. These programs may vary slightly by region.

RECENT ACQUISITIONS AND DIVESTITURES

Acquisitions

Since our initial public offering on June 23, 1989, we have completed acquisitions of 29 businesses.

Our recent acquisitions included:

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus Inc., and Mountain Wave, Inc. in the September 2002 quarter;

•	Lindner & Pelc Consult GmbH and Foster-Melliar Limited’s enterprise security management division in the September 2001 quarter; and

•	AXENT Technologies, Inc. in the December 2000 quarter.

We accounted for each of these acquisitions as a purchase and, accordingly, we have included the operating results of these businesses in our consolidated financial statements subsequent to their respective dates of acquisition. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the above acquisitions. We also have acquired several other businesses in the past, including Peter Norton Computing, Inc. on August 31, 1990. We continue to use the Norton brand name for certain consumer products developed and marketed by us.

In April 2003, we purchased certain assets related to Roxio Inc.’s GoBack computer recovery software business. In addition, we entered into an agreement in May 2003 to acquire Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide.

Divestitures

We divested our web access management product line on August 24, 2001. We have included the operating results of this product line prior to disposition in our Other segment.

For further discussion on our recent acquisitions and divestitures, see Note 3 of Notes to Consolidated Financial Statements of this Form 10-K.

PRODUCT DEVELOPMENT, PARTNERSHIPS, INVESTMENTS AND ACQUISITIONS

We use a multiple product sourcing strategy that includes:

•	internal development;

•	licensing from third parties;

•	investment in companies; and

•	acquisitions of technologies, product lines or companies.

We develop software products that are designed to operate on a variety of operating systems. We typically develop new products and enhancements of existing products through focused product development groups. Each product development group is responsible for its own design, development, documentation and quality assurance. Our research and development expenditures for each of the last three years are further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Research and Development Expenses”.

Independent contractors are used for aspects of the product development process. In addition, elements of some of our products are licensed from third parties.

We invest in companies with emerging technologies and companies that promote the sale and use of our products and services. These investments are made in lieu of an acquisition when timing is inappropriate or when the business models and sectors fall out of our strategic requirements. We pursue investments which we believe will be complementary and can enhance both financial returns and market growth.

We use strategic acquisitions as necessary to provide certain technology, people and products for our overall product and services strategy. We consider both timeliness to market and potential market share growth when evaluating acquisitions of technologies, product lines or companies. We have completed a number of acquisitions of technologies, companies and products in the past, and have also disposed of technologies and products. We may acquire and/or dispose of other technologies, companies and products in the future. For further discussion on our acquisitions and divestitures, see Note 3 of Notes to Consolidated Financial Statements of this Form 10-K.

COMPETITION

Our markets are intensely competitive and are subject to rapid changes in technology. They are influenced by the constant change in Internet security threats and the strategic direction of major software and operating system providers, network equipment and computer hardware manufacturers, Internet service providers, application service providers and key application software vendors. Our competitiveness depends on our ability to deliver products that meet our customers’ needs by enhancing our existing solutions and services and offering reliable, scalable and standardized new solutions on a timely basis. We have limited resources, and as a result, we must deploy our available resources thoughtfully. The principal competitive factors in our Enterprise Security and Administration and Consumer Products segments are quality, employment of the most advanced technology, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and sales and marketing teams. In our Services segment, the principal competitive factors include technical capability, customer responsiveness, price, ability to attract and retain talented and experienced personnel, financial stability, and reputation within the industry.

In the enterprise security and administration market, we compete against many companies who offer competing products to our technology solutions and competing services to our response and support. In the area of antivirus and filtering products, some of the companies we compete against are Computer Associates, Network Associates, Sophos, Trend Micro, and WebSense. In addition, Microsoft has announced its intent to sell stand-alone antivirus products. In the area of firewall and VPN, some of the companies we compete against are Checkpoint, Cisco, NetScreen, SonicWALL and Watchguard. In the area of intrusion detection and security management, some of the companies we compete against are Bindview, Internet Security Services and NetIQ. In the area of remote management and cloning, some of the companies we compete against are Altiris, Laplink and PowerQuest. In addition, we face indirect or potential competition from operating system providers and network equipment and computer hardware manufacturers, who provide or may provide various security solutions and functions in their current and future products. These competitors have significant advantages due to their ability to influence or control the computing platforms, security layers and network tiers on or in which security products operate. In addition, these competitors generally have significantly greater financial, marketing or technological resources than we do. We believe that our ability to compete in the enterprise security and administration market going forward depends in part on providing simplified, solution-oriented offerings that address multiple aspects of enterprise security.

Some of the companies that offer competing products to our Consumer Products offerings include Internet Security Services, Kroll, Network Associates, Norman, Panda, Trend Micro and ZoneLabs. With the recent outbreaks of viruses and other Internet-based security threats, several other companies have entered the market and may become significant competitors in the future.

Our Enterprise Security Services compete with companies such as Counterpane, IBM, Internet Security Services and Ubizen.

Price competition is intense with most of our products and services. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

We also face competition from a number of other products that offer levels of functionality different from those offered by our products, or that were designed for a somewhat different group of end-users than those targeted by us. Microsoft has added security features to new versions of its operating system products that provide some of the same functions offered in our products, and has recently announced the acquisition of antivirus technology, which creates the possibility that it will include antivirus functions in future versions of its operating system products. In addition, vendors of other operating systems, such as Red Hat® Linux, Solaris and Unix-based operating systems, may also incorporate some of the advanced utilities or other functionality offered in our products. While we plan to continue to improve our products with a view toward providing enhanced functionality over that provided in current and future operating systems, these efforts may be unsuccessful and any improved products may not be commercially accepted by users. We will also continue to attempt to cooperate with operating system vendors to make our products compatible with those operating systems, while at the same time, differentiating our utility products from features included in those operating systems. Our efforts in this regard may be unsuccessful.

The demand for some of our products, including those currently under development, may decrease if, among other reasons:

•	Microsoft includes additional product features in future releases of Windows;

•	hardware vendors, including Cisco, incorporate additional server-based network management and security tools into network operating systems; or

•	Microsoft, network equipment or computer hardware manufacturers license products from our competitors for inclusion in their operating systems or products or develop or acquire technology or products that provide functionality directly competitive with our product and service offerings.

In addition, we compete with other computer software companies, operating system providers and network equipment and computer hardware manufacturers for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. We also compete with other software companies, operating system providers and network equipment and computer hardware manufacturers to acquire products or companies and to publish software developed by third parties.

Some of our existing and potential competitors have greater financial, marketing or technological resources than we do. We believe that competition in the industry will continue to intensify as other major software companies expand their product lines into additional product categories, and as operating system providers and network equipment and computer hardware manufacturers attempt to leverage their strengths at the computing platform, security layer and network tier to compete more aggressively in the market for security solutions.

MANUFACTURING

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each product that are then duplicated or replicated and packaged into products by our logistics organization. Purchasing of all raw materials is done by Symantec personnel in our Cupertino, California and Dublin, Ireland facilities for products manufactured in those areas. All of our domestic manufacturing and order fulfillment is performed by an outside contractor under the supervision of our domestic logistics organization. The manufacturing steps that are subcontracted to outside organizations include the replication of CD-ROMs, printing of documentation materials and retail boxes, and assembly of the final packages. For most products distributed outside of North and South America, our Dublin, Ireland manufacturing facility performs diskette duplication, assembly of the final packages, and order fulfillment. Our Dublin, Ireland manufacturing facility also subcontracts to outside organizations for the replication of CD-ROMs and printing of documentation materials and retail boxes.

INTELLECTUAL PROPERTY

We regard our software as proprietary. We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have a substantial number of registered trademarks and currently hold a substantial number of patents in the United States, as well as patent holdings in other countries, that expire at various times over the next twenty years. We have also filed several other applications for patents and trademarks in order to protect proprietary intellectual property that we believe are important to our business. We also license some intellectual property from third parties for use in our products.

We face a number of risks relating to our intellectual property, including unauthorized use and unauthorized copying or “piracy” of our software solutions. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. For further discussion on our current litigation, see Note 15 of Notes to Consolidated Financial Statements of this Form 10-K. These claims and any litigation may result in invalidation of our proprietary rights.

Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.

EMPLOYEES

As of March 31, 2003, we employed approximately 4,300 people worldwide, including approximately 2,200 in sales, marketing and related staff activities (with over 600 employees in our direct sales force), 1,100 in product development, 200 in services and 800 in management, manufacturing, administration and finance. In connection with the relocation of our Leiden, Netherlands operations to Dublin, Ireland in early fiscal year 2003, a group of employees in the Leiden facility joined a union to negotiate the proposed terms of the transfer of operations to our Dublin facility, focusing primarily on severance benefits for employees that do not relocate to Dublin. Except for these terminated employees, no other employees are represented by a labor union. We believe that relations with our employees are good.

Item 2: Properties

Our principal locations are as follows:

		Approximate	Expiration
		Size	of
Location	Purpose	(in square feet)	Lease

North America

Springfield, Oregon	Customer service, technical support and administration	198,000	Owned

Cupertino, California	Administration, sales and marketing	161,000	Owned

	Administration and sales	138,000	Owned

Santa Monica, California	Research and development, sales, marketing and administration	115,000	2007

Newport News, Virginia	Research and development and administration	99,000	Owned

Beaverton, Oregon	Research and development, sales and administration	81,000	2005

Toronto, Canada	Administration, sales and technical support	76,000	2005

Alexandria, Virginia	Research and development, marketing and managed security services	73,000	2007

Waltham, Massachusetts	Research and development, sales and technical support	50,000	2004

Herndon, Virginia	Research and development, sales and administration	49,000	2007

Redwood City, California	Research and development, sales and marketing	45,000	2007

American Fork, Utah	Research and development and technical support	39,000	2008

San Antonio, Texas	Managed security services and administration	27,000	2007

International

Dublin, Ireland	Administration, manufacturing and localization	108,000	Owned

	Technical support and sales	31,000	2011

Maidenhead, UK	Sales and administration	54,000	Owned

Tokyo, Japan	Administration, sales, marketing and technical support	34,000	2003

Our principal administrative, sales and marketing facilities are located in Cupertino, California. We lease a number of additional facilities for administrative, marketing, localization and technical support in the United States, China, Ireland, Japan, the Netherlands, New Zealand and Taiwan; for administration, marketing and technical support in Australia, Brazil, India, Malaysia, Singapore, and South Korea; and for administration and marketing in Austria, Belgium, Canada, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Israel, Italy, Mexico, Norway, Poland, Russia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom.

In March 2003, we terminated our operating lease obligations for four facilities located in Springfield, Oregon, Newport News, Virginia and two in Cupertino, California by purchasing the land and buildings for approximately $123.9 million.

We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3: Legal Proceedings

Information with respect to this Item may be found in Note 15 of Notes to Consolidated Financial Statements of this Form 10-K, which information is incorporated into this Item 3 by reference.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2003.

PART II

Item 5: Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the Nasdaq symbol “SYMC.” The high and low closing sales prices set forth below are as reported on the Nasdaq National Market. All closing sales prices have been adjusted to reflect the two-for-one stock dividend, which became effective January 31, 2002.

	Fiscal 2003				Fiscal 2002

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2003	2002	2002	2002	2002	2001	2001	2001

High	$47.92	$45.81	$36.11	$41.55	$42.40	$34.88	$25.17	$36.71
Low	39.09	29.61	27.67	30.34	31.83	17.39	17.33	19.45

Delrina exchangeable stock traded on the Toronto Stock Exchange under the symbol “DE.TO” after our acquisition of Delrina on November 22, 1995. Pursuant to the terms of the exchangeable shares, we called all of the issued and outstanding exchangeable shares for automatic redemption on November 22, 2002 and issued one share of Symantec common stock for each exchangeable share held. Delrina exchangeable shares ceased to exist after the redemption. The high and low closing sales prices set forth below are in Canadian dollars as reported on the Toronto Stock Exchange prior to November 22, 2002.

	Fiscal 2003			Fiscal 2002

	Nov 22,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2002	2002	2002	2002	2001	2001	2001

High	$72.00	$57.00	$60.51	$66.50	$55.25	$37.94	$54.25
Low	47.00	44.00	46.16	51.00	29.04	25.00	30.00

As of March 31, 2003, there were 788 stockholders of record of Symantec common stock.

We have not paid cash dividends in the last two fiscal years. We presently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 6: Selected Financial Data

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein. Historical results may not be indicative of future results.

During the past five years, we have acquired the following:

•	Riptech, Recourse, SecurityFocus and Mountain Wave during fiscal 2003;

•	Lindner & Pelc and Foster-Melliar’s enterprise security management division during fiscal 2002;

•	AXENT during fiscal 2001;

•	20/20 Software, L-3 Network Security’s operations and URLabs during fiscal 2000; and

•	Quarterdeck, Intel’s and IBM’s anti-virus businesses and the operations of Binary Research during fiscal 1999.

Each of these acquisitions was accounted for as a purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition.

On August 24, 2001, we divested our web access management product line. On December 31, 1999, we divested our Visual Café and ACT! product lines. These product lines have been included in the results of operations prior to disposition in our Other segment.

FIVE-YEAR SUMMARY

	Year Ended March 31,

(In thousands, except net income (loss) per share)	2003	2002	2001	2000	1999

Statements of Operations Data:
Net revenues	$1,406,946	$1,071,438	$853,554	$745,725	$592,628
Amortization of goodwill	—	196,806	71,336	17,884	6,175
Acquired in-process research and development	4,700	—	22,300	4,300	27,465
Restructuring, site closures and other	11,089	20,428	3,664	9,018	5,105
Litigation judgment	—	3,055	—	—	5,825
Operating income	341,512	8,041	109,600	135,203	27,841
Net income (loss)	248,438	(28,151)	63,936	170,148	50,201
Net income (loss) per share - basic	$1.71	$(0.20)	$0.49	$1.47	$0.44
Net income (loss) per share - diluted	$1.54	$(0.20)	$0.47	$1.37	$0.43
Shares used to compute net income (loss) per share - basic	145,395	143,604	129,474	115,740	113,202
Shares used to compute net income (loss) per share - diluted	170,718	143,604	136,474	124,428	118,578

	March 31,

(In thousands)	2003	2002	2001	2000	1999

Balance Sheet Data:
Working capital	$1,093,522	$988,044	$369,184	$319,020	$94,036
Total assets	3,265,730	2,502,605	1,791,581	846,027	563,476
Convertible subordinated notes	599,998	600,000	—	—	—
Other long-term obligations, less current portion	6,729	7,954	2,363	1,553	1,455
Stockholders’ equity	1,764,379	1,319,876	1,376,501	617,957	345,113

Statement Regarding Use of Non-GAAP Financial Measures

In addition to reporting financial results in accordance with generally accepted accounting principles, or GAAP, we include non-GAAP financial results in our earnings press releases and presentations to investors. Our non-GAAP net income and earnings per share presentations generally exclude acquisition related charges, such as acquired in-process research and development and amortization of goodwill and other intangibles, and certain other charges, such as restructurings and site closures, as well as the tax effects of these items. Our management believes these non-GAAP measures are useful to investors because they provide supplemental information that facilitates comparisons to prior periods. Management uses these non-GAAP measures to evaluate its financial results, develop budgets and manage expenditures. These non-GAAP measures may differ from the non-GAAP measures used by other companies and should not be regarded as a replacement for corresponding GAAP measures.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Symantec provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, security management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 36 countries worldwide.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2003, 2002 and 2001 reflect amounts as of and for the periods ended March 28, 2003, March 29, 2002 and March 30, 2001, respectively. The fiscal accounting years ended March 28, 2003, March 29, 2002 and March 30, 2001 each comprised 52 weeks of operations. The fiscal accounting year ending April 2, 2004 will comprise of 53 weeks of operations, with the extra week coming in the first quarter of fiscal 2004.

Revenue Recognition

We derive revenue primarily from sales of packaged software products, perpetual software license agreements, product maintenance and services, and recognize this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as modified by SOP 98-9, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, when the following conditions have been met:

•	persuasive evidence of an arrangement exists;

•	passage of title occurs;

•	delivery has occurred or services have been rendered;

•	if applicable, customer acceptance has been received;

•	collection of a fixed or determinable license fee is considered probable; and

•	if appropriate, reasonable estimates of future product returns have been made.

We sell packaged products, which primarily include consumer products, through a multi-tiered distribution channel. We defer revenue on all distribution and reseller channel inventory in excess of specified inventory levels in these channels. We defer a portion of revenue for product bundled with content updates. This deferred revenue is recognized ratably over the initial year that such updates are provided. We offer the right of return of our products under various policies and programs with our distributors, resellers and end-user customers. We estimate and record reserves for end-user product returns and channel and end-user rebates, and we account for these reserves as an offset to revenue.

We enter into perpetual software license agreements mainly for our enterprise security and enterprise administration products primarily through indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is deferred and recognized ratably over the period of the agreements.

Our services include managed security services, consulting and education. We recognize managed security services revenue ratably over the period that such contracted services are provided. We recognize consulting services revenue as services are performed or upon written acceptance from customers, if applicable. We recognize education services revenue as services are performed.

In arrangements that include perpetual software licenses and maintenance and/or services, and packaged products with content updates (“multiple elements”), we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates.

VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. If VSOE does not exist for undelivered items such as maintenance or services, then the entire arrangement fee is recognized ratably over the performance period.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported amounts of net revenue, operating income and net income (loss), as well as on the value of certain assets on our consolidated balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. See “Summary of Significant Accounting Policies” beginning on page 50 in the consolidated financial statements for more information about these critical accounting policies, as well as descriptions of other significant accounting policies. We have engaged in discussions with our audit committee of the Board of Directors regarding the development, selection and disclosure of our critical accounting policies.

Channel Revenue Deferrals

We defer revenue relating to products, primarily in our Consumer and Enterprise Administration segments, that we have shipped into our distribution and reseller channels to the extent that inventory levels are in excess of certain specified inventory levels for these channels. We defer this revenue as an offset to accounts receivable. We estimate the excess inventory in these channels by analyzing channel inventory levels and distribution sell-through trends obtained from our channel partners, as well as various historical trends on a product basis. In addition, we consider other factors in assessing these specified inventory levels, such as product seasonality, current market conditions, economic trends, existing security threats and timing of new product releases. On the same basis, we defer the associated cost of revenues related to the channel revenue deferral. If we made different judgments or utilized different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.

Reserves for Product Returns

End-users may return our products, primarily within our Consumer and Enterprise Administration segments, through distributors and resellers or to us directly for a full refund within a reasonably short period from the date of purchase. Our estimated reserves for such end-user product returns, which are recorded as an offset to revenue, are based primarily on historical trends. Our return policy allows distributors and resellers, subject to certain contractual limitations, to return purchased products in exchange for new products or for credit towards future purchases. Product returns by distributors and resellers principally relate to stock balancing and the replacement of obsolete products. Channel revenue deferrals, as discussed above, are designed to take into account any distributor and reseller stock balancing returns. In addition, we fully reserve for obsolete products in the distribution channels. We also consider other factors such as the timing of upgrades and new versions of products, current market conditions, economic trends and changes in technology. If we made different judgments or utilized different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Reserves for Rebates

We estimate and record reserves as an offset to revenue for channel and end-user rebates, related primarily to products within our Enterprise Security, Enterprise Administration and Consumer segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserve for rebates. If we made different judgments or utilized different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

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

Impairment of Long-Lived and Intangible Assets and Goodwill

We evaluate goodwill for impairment in accordance with Statement of Financial Standards, or SFAS, No. 142, Goodwill and Other Intangibles, which requires that goodwill no longer be amortized and that goodwill be tested for impairment annually, or more frequently if events and circumstances warrant. We performed the initial goodwill impairment test required by SFAS No. 142 during the June 2002 quarter. We identified four reporting units, which represent our primary operating segments (see Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K), and determined that there was no impairment of goodwill recorded upon implementation of SFAS No. 142. We completed our annual goodwill impairment test during the March 2003 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist.

We also evaluate long-lived and intangible assets, including property, equipment, leasehold improvements and acquired product rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. If we made different judgments or utilized different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.

Restructuring and Site Closures

During fiscal 2003 and 2002, we incurred expenses related to consolidating, moving and relocating various groups or sites. In determining the charge related to our excess facilities, certain estimates were used, such as the ability to sublease the facilities, the terms of future subleases, broker commissions, costs of tenant improvements and related exit costs. In developing our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the vacancy period prior to finding a sub-leasee. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Our ability to sublease facilities ahead of schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect our accrual and the related charge for restructuring, site closures and other expenses. Differences between estimates of related broker commissions, tenant improvements and related exit costs may increase or decrease our accrual upon final negotiation. If we employed different assumptions regarding these various components of our exit costs, the costs recorded for any period presented could vary materially from those actually recorded.

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

SecurityFocus Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur.

Mountain Wave, Inc., a provider of automated attack sensing and warning software and services for real-time enterprise security operations management.

As a result of these acquisitions, we recorded, as adjusted for revised estimates related to certain liabilities, approximately $4.7 million for acquired in-process research and development, $40.5 million for developed technology and acquired product rights, $307.5 million for goodwill, $4.3 million for other intangibles, $19.3 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. See Note 3 to the Notes to Consolidated Financial Statements for further discussion of the above acquisitions.

RESULTS OF OPERATIONS

The following table sets forth each item from our consolidated statements of operations as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated.

				Period-to-Period
				Percentage
				Increase (Decrease)

	Year Ended March 31,			2003	2002
				compared	compared
	2003	2002	2001	to 2002	to 2001

Net revenues	100%	100%	100%	31%	26%
Cost of revenues	18	18	16	28	48

Gross margin	82	82	84	32	21
Operating expenses:
Research and development	14	15	15	20	29
Sales and marketing	38	40	40	23	25
General and administrative	5	5	5	35	22
Amortization of goodwill	—	19	8	(100)	176
Amortization of other intangibles from acquisitions	—	—	—	*	*
Acquired in-process research and development	—	—	3	*	(100)
Restructuring, site closures and other	1	2	—	(46)	458
Litigation judgment	—	—	—	*	*

Total operating expenses	58	81	71	(6)	42

Operating income	24	1	13	4,147	(93)
Interest income	3	3	4	19	(5)
Interest expense	(1)	(1)	—	131	*
Income, net of expense, from sale of technologies and product lines	—	1	2	(56)	(24)
Other expense, net	—	—	(3)	—	*

Income before income taxes	26	4	16	699	(68)
Provision for income taxes	8	7	9	56	(4)

Net income (loss)	18%	(3)%	7%	983	(144)

*     Percentage change is not meaningful.

Net Revenues

Net revenues increased 31% to approximately $1.4 billion during fiscal 2003 from $1.1 billion during fiscal 2002 and 26% to $1.1 billion during fiscal 2002 from $853.6 million during fiscal 2001. The increase during fiscal 2003 as compared to fiscal 2002 was due primarily to increased sales of our consumer products and enterprise security products. The increased sales of our consumer products and enterprise security products was largely attributable to continuing growth in demand for our virus protection solutions from large organizations as well as from small businesses and consumers. From a regional standpoint, the increase was primarily due to growth in net revenues internationally and, to a lesser extent, in the United States. Strength in major foreign currencies during fiscal 2003 also positively impacted our international revenue growth.

The increase during fiscal 2002 as compared to fiscal 2001 was due primarily to increased sales of our enterprise security products and a significant increase in sales of our consumer products during the second half of fiscal 2002. The increase in enterprise security products during fiscal 2002 was attributable to a full year of sales related to

AXENT solutions as compared to approximately three months during fiscal 2001. From a regional standpoint, this increase was primarily due to growth in net revenues in the United States and to a lesser extent in EMEA.

A significant portion of our deferred revenue balance of $331.1 million as of March 31, 2002 contributed to our total net revenues during fiscal 2003. We anticipate that our deferred revenue balance of $589.6 million as of March 31, 2003, will also be a significant portion of our net revenues during the first quarter of fiscal 2004.

Segments

Our Enterprise Security segment provides organizations with Internet security technology, global response and services to manage their information security needs. Our Enterprise Security segment represented approximately 42%, 42% and 33% of net revenues during fiscal 2003, 2002 and 2001, respectively. Net revenues increased approximately $138.6 million, or 30%, during fiscal 2003 as compared to fiscal 2002. This increase was primarily due to strong growth in sales of our virus protection and firewall/VPN product solutions. Net revenues increased $172.2 million, or 61%, during fiscal 2002 as compared to fiscal 2001. The increase was primarily due to our first full year of sales of intrusion detection, security management and firewall product solutions, as a result of our acquisition of AXENT in December 2000, and in particular, significant growth in sales of virus protection product solutions.

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Our Enterprise Administration segment represented approximately 15%, 21% and 27% of net revenues during fiscal 2003, 2002 and 2001, respectively. Net revenues decreased approximately $7.5 million, or 3%, during fiscal 2003 as compared to fiscal 2002 and decreased $8.1 million, or 4%, during fiscal 2002 as compared to fiscal 2001. These decreases were primarily due to a decrease in sales of our pcAnywhere product, partially offset by growth in our Ghost Corporate Edition product. We anticipate net revenues from this segment to comprise a smaller percentage of our overall revenues going forward.

Our Consumer Products segment provides security and problem-solving products to individual users, home offices and small businesses. Our Consumer Products segment represented approximately 41%, 35% and 39% of net revenues during fiscal 2003, 2002 and 2001, respectively. Net revenues increased approximately $194.1 million, or 52%, during fiscal 2003 as compared to fiscal 2002. This increase was primarily related to stronger than expected consumer and small business spending, which contributed to the increase in sales of our Norton AntiVirus and Norton Internet Security products. Our electronic distribution channel, including original equipment manufacturer subscription renewals, also contributed to the increase in sales during fiscal 2003 as compared to fiscal 2002. Net revenues increased by approximately $45.8 million, or 14%, during fiscal 2002 as compared to fiscal 2001. This increase was primarily related to an increase in sales of our Norton AntiVirus and Norton Internet Security products, mostly as a result of strong consumer and small business spending, and an increase in the renewal subscription pricing of our antivirus products. This increase was offset by a decline in sales of our Winfax and Macintosh products. We do not expect our Consumer Product net revenues to grow at as high a rate during fiscal 2004 as during fiscal 2003.

Our Services segment provides information security solutions that incorporate best-of-breed technology, security expertise and global resources. Our Services segment represented approximately 2%, 1% and less than 1% of net revenues during fiscal 2003, 2002 and 2001, respectively. Net revenues increased approximately $15.5 million, or 142%, during fiscal 2003 as compared to fiscal 2002. This increase was primarily related to sales from our managed security services, which represented approximately $13.8 million of net revenues during fiscal 2003. Net revenues increased approximately $8.6 million, or 378%, during fiscal 2002 as compared to fiscal 2001, due primarily to the increase in demand for our consulting services.

Our Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% of net revenues during each of the fiscal years 2003, 2002 and 2001.

International

Net revenues outside of the United States represented approximately 49%, 47% and 48% of net revenues during fiscal 2003, 2002 and 2001, respectively. International net revenues increased by approximately $188.2 million, or 37%, during fiscal 2003 as compared to fiscal 2002. This increase in net revenues was primarily the result of sales growth in EMEA and to a lesser extent in Japan, primarily from increased sales of our enterprise security and consumer products. International net revenues increased by approximately $91.6 million, or 22%, during fiscal 2002 as compared to fiscal 2001. This increase in net revenues was the result of increased sales in EMEA and Asia Pacific, primarily from increased sales of our enterprise security and consumer products.

Strength in major foreign currencies during fiscal 2003, as compared to the average major foreign currency rates during fiscal 2002, positively impacted our international revenue growth by approximately $65.5 million. Weakness in major foreign currencies during fiscal 2002, as compared to the average major foreign currency rates during fiscal 2001, negatively impacted our international revenue growth by approximately $14.0 million. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of services, fee-based technical support costs and amortization of acquired product rights.

As a percentage of net revenues, gross margin remained flat at approximately 82% during fiscal year 2003 and 2002 and was 84% during 2001. The decline in gross margins during fiscal 2003 and 2002 as compared to fiscal 2001 was mostly driven by increased amortization of acquired product rights from our four acquisitions in September 2002 and our acquisition of AXENT in December 2000, along with an increase in fee-based technical support costs related to increased enterprise sales. In addition, the costs associated with services increased with the corresponding increase in services revenue; and our services typically generate lower gross margins than our software products.

Acquired Product Rights

Acquired product rights are comprised of purchased product rights, technologies, databases and revenue related order backlog and contracts from acquired companies. During fiscal 2003, we recorded approximately $40.1 million, net in acquired product rights related primarily to our acquisitions of Riptech, Recourse, SecurityFocus and Mountain Wave, and during fiscal 2001, we recorded approximately $86.2 million in acquired product rights in connection with our acquisition of AXENT.

During fiscal 2003, amortization of acquired product rights totaled approximately $32.1 million, of which $30.4 million and $1.8 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively. During fiscal 2002, amortization of acquired product rights totaled approximately $32.2 million, of which $31.1 million and $1.1 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively. During fiscal 2001, amortization of acquired product rights totaled $17.3 million and was recorded in cost of revenues.

For further discussion on acquired product rights and related amortization, see Note 3 and 4 of Notes to Consolidated Financial Statements of this Form 10-K.

Research and Development Expenses

We charge research and development expenditures to operations as incurred. As a percentage of net revenues, research and development expenses were 14% during fiscal 2003 and remained flat at 15% during fiscal 2002 and 2001. Research and development expenses increased 20% to approximately $197.3 million during fiscal 2003 from $164.0 million during fiscal 2002 and 29% to $164.0 million during fiscal 2002 from $126.7 million during fiscal 2001. The increase in research and development expenses during fiscal 2003 as compared to fiscal 2002 was primarily a result of increased headcount, salary increases, increased infrastructure related expenditures and increased research and development expenses associated with the companies that we acquired during fiscal 2003. The increase in research and development expenses during fiscal 2002 as compared to fiscal 2001 was primarily a result of salary increases and other employee related expenses, infrastructure related expenditures and a full year of AXENT related research and development expenses as compared to approximately three months during fiscal 2001.

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of net revenues were 38% during fiscal 2003 and remained flat at 40% during fiscal 2002 and 2001. Sales and marketing expenses increased 23% to approximately $525.0 million during fiscal 2003 from $426.0 million during fiscal 2002 and 25% to $426.0 million during fiscal 2002 from $341.5 million during fiscal 2001. The increase in sales and marketing expenses during fiscal 2003 as compared to fiscal 2002 was primarily a result of increased headcount, salary increases, higher commission expenses due to the increase in sales, increased advertising and promotion expenses, increased travel and entertainment expenses and increased sales and marketing expenses associated with the companies that we acquired during fiscal 2003. The increase in sales and marketing expenses during fiscal 2002 as compared to fiscal 2001 was primarily related to Enterprise Security segment hiring, salary and commission increases, outside services for consultants and contractors, infrastructure related expenditures, and a full year of AXENT related sales and marketing expenses as compared to approximately three months during fiscal 2001.

General and Administrative Expenses

General and administrative expenses as a percentage of net revenues remained flat at 5% for each of the fiscal years 2003, 2002 and 2001. General and administrative expenses increased 35% to approximately $74.4 million during fiscal 2003 from $55.1 million during fiscal 2002 and 22% to $55.1 million during fiscal 2002 from $45.1 million during fiscal 2001. The increase in general and administrative expenses during fiscal 2003 as compared to fiscal 2002 was primarily a result of increased headcount, salary increases, increased infrastructure related expenditures, increased legal fees, increased travel and entertainment expenses and increased general and administrative expenses associated with the companies that we acquired during fiscal 2003. The increase in general and administrative expenses during fiscal 2002 as compared to fiscal 2001 was primarily due to AXENT related general and administrative expenses, salary increases, legal fees, infrastructure related expenditures and bad debt expense, offset by a reduction of other general and administrative expenses.

Amortization of Goodwill and Other Intangibles from Acquisitions

Amortization of goodwill and other intangibles from acquisitions decreased 99% to approximately $2.8 million during fiscal 2003 from $199.0 million during fiscal 2002. This decrease was due to the adoption of SFAS No. 142 on April 1, 2002, under which the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to an annual impairment test. Amortization of goodwill and other intangibles from acquisitions increased 173% to approximately $199.0 million during fiscal 2002 from $72.8 million during fiscal 2001. This increase was related primarily to the amortization of goodwill and other intangibles associated with the acquisition of AXENT in December 2000.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development was $4.7 million during fiscal 2003, due to the Riptech, SecurityFocus and Recourse acquisitions in the September 2002 quarter. We recorded no acquired in-process research and development charges during fiscal 2002. During fiscal 2001, we acquired AXENT and wrote off approximately $22.3 million of acquired in-process research and development associated with this acquisition. These write-offs were necessary because the acquired technologies had not yet reached technological feasibility and there were no alternative uses.

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

A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written off for these acquisitions during fiscal 2003 and 2001. Actual spending on these product development projects since our acquisition of the companies discussed below did not differ materially from the original assumptions and projections discussed in prior filings.

Riptech

The in-process technology acquired in the Riptech acquisition consisted primarily of research and development related to the fourth generation of its Caltarian technology, which provides real-time information protection through around-the-clock monitoring, analysis and response. We plan to integrate this technology into our managed security services.

SecurityFocus

The in-process technology acquired in the SecurityFocus acquisition consisted primarily of research and development related to new versions of DeepSight Threat Management System and DeepSight Analyzer products, which are threat management systems that provide early warnings of attack, as well as countermeasures to defend these attacks. We plan to integrate this technology into our security management products.

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

Restructuring, Site Closures and Other

Restructuring, site closures and other were approximately $11.1 million, $20.4 million and $3.7 million during fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, we recorded approximately $8.7 million for costs of severance, related benefits and outplacement services primarily associated with the relocation of our Leiden, Netherlands operations to Dublin, Ireland, the relocation of certain development, sales and finance activities, the outsourcing of our North American and European consumer support functions, the realignment of certain worldwide marketing efforts, and the reduction in operations in San Antonio, Texas. As a result, we terminated 424 employees. In addition, we recorded approximately $3.5 million for exit costs associated with the consolidation of certain facilities in the United States. These expenses were offset by a net reduction in expenses of approximately $1.1 million, due primarily to revised estimates of certain fiscal 2002 facility related expenses.

During fiscal 2002, we incurred expenses related to consolidating smaller sites into a larger facility in Newport News, Virginia, consolidating most of our United Kingdom facilities to Maidenhead, UK, consolidating our European support functions by moving our Leiden, Netherlands facility to Dublin, Ireland and relocating our North American support group to Springfield, Oregon. As a result, we recorded approximately $17.8 million for exit costs, including $12.8 million in rent and related exit costs remaining on the abandoned facilities and $5.0 million in related abandoned fixed asset and leasehold improvement write-offs. In addition, we recorded approximately $2.6 million for costs of severance, related benefits and outplacement services, as we reorganized various operating functions, including former AXENT operations, and terminated 87 employees.

During fiscal 2001, we reorganized various operating functions, including a portion of our operations in Toronto. We terminated 60 employees and ten members of our senior management, and as a result, we recorded approximately $3.7 million for costs of severance, related benefits, outplacement services and abandonment of certain equipment.

For further discussion on restructuring, site closures and other, see Note 13 of Notes to Consolidated Financial Statements of this Form 10-K.

Litigation Judgment

During the March 2002 quarter, we accrued litigation expenses of approximately $3.1 million for post-judgment interest and other costs related to a judgment by a Canadian court on a decade-old copyright action assumed by us as a result of our acquisition of Delrina Corporation. For further discussion on our current litigation, see Note 15 of Notes to Consolidated Financial Statements of this Form 10-K. There was no corresponding accrual during fiscal 2003 or fiscal 2001.

Operating Income

Operating income was approximately $341.5 million, $8.0 million and $109.6 million during fiscal 2003, 2002 and 2001, respectively. The primary factor in the increase between fiscal 2002 and 2003 was our adoption of SFAS No. 142. As a result, in fiscal 2003, we recorded no amortization of goodwill, compared with a charge of $196.8 million during fiscal 2002. In addition, strength in major foreign currencies during fiscal 2003, as compared to the average major foreign currency rates during fiscal 2002, positively impacted our operating income growth by approximately $19.9 million. Weakness in major foreign currencies during fiscal 2002, as compared to the average major foreign currency rates during fiscal 2001, negatively impacted our operating income growth by approximately $12.1 million. We are unable to predict the extent to which operating income in future periods will be impacted by changes in foreign currency rates.

Interest Income, Interest Expense and Other Expense, Net

Interest income was approximately $37.7 million, $31.7 million and $33.3 million during fiscal 2003, 2002 and 2001, respectively. The increase was due to higher average invested cash balances during fiscal 2003 as compared to fiscal 2002. Although interest income was relatively flat during fiscal 2002 and fiscal 2001, average cash balances were higher during fiscal 2002 as compared to fiscal 2001, which was offset by a decrease in average interest rates.

Interest expense was approximately $21.2 million and $9.2 million during fiscal 2003 and 2002, respectively, nearly all of which was related to the issuance of $600.0 million of 3% convertible subordinated notes in October 2001. Interest expense was not significant during fiscal 2001.

Other expense, net of approximately $1.3 million and $0.6 million during fiscal 2003 and 2002, respectively, was primarily comprised of net losses from non-functional currency transactions. Other expense, net was approximately $22.5 million during fiscal 2001 and consisted primarily of impairment charges on our equity investments.

Income, Net of Expense, From Sale of Technologies and Product Lines

Income, net of expense, from sale of technologies and product lines was approximately $6.9 million, $15.5 million and $20.4 million during fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, 2002 and 2001, income, net of expense, from sale of technologies and product lines was related primarily to royalty payments received, in connection with the divestiture of our ACT! product line in December 1999, from Interact Commerce Corporation, which subsequently merged with The Sage Group plc. During fiscal 2003, this royalty income was offset by the write-off of approximately $2.7 million of developed technology related to the web access management products that were divested in the September 2001 quarter.

Income Taxes

Our effective tax rate on income before taxes was approximately 32%, 162% and 55% during fiscal 2003, 2002 and 2001, respectively. The higher effective tax rate in fiscal 2002 and 2001 reflects the non-deductibility of acquired in-process research and development and substantially all of the goodwill amortization.

Realization of our net deferred tax asset at March 31, 2003 is dependent primarily upon future U.S. taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies.

Levels of future taxable income are subject to the various risks and uncertainties discussed in the Business Risk Factors set forth in this Item 7. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.

We project our effective tax rate to be 32% for fiscal 2004. This projection, however, is subject to change due to potential tax law changes and fluctuations in the geographic distribution of earnings.

Liquidity and Capital Resources

Our principal source of liquidity is our cash, cash equivalents and short-term investments as well as the cash that we generate over time from our operations. Cash, cash equivalents and short-term investments increased $330.6 million to approximately $1.7 billion at the end of fiscal 2003 from $1.4 billion at the end of fiscal 2002. This increase is primarily due to cash provided by operations, net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. The cash provided by these factors was partially offset by cash paid for the companies we acquired during fiscal 2003, capital expenditures and the repurchase of common stock.

Net cash provided by operating activities during fiscal 2003, 2002 and 2001 was approximately $583.9 million, $511.2 million and $324.5 million, respectively. During fiscal 2003, net cash provided by operating activities was comprised primarily of net income of approximately $248.4 million, net non-cash related expenses of $140.9 million, and an increase in liabilities, net of assets, of $194.6 million. During fiscal 2002, net cash provided by operating activities was comprised of net non-cash related expenses of approximately $339.4 million and an increase in liabilities, net of assets, of $199.9 million, offset by a net loss of approximately $28.2 million. During fiscal 2001, net cash provided by operating activities was comprised of non-cash related expenses of approximately $157.4 million, net income of $63.9 million, and an increase in liabilities, net of assets, of $103.2 million.

Net trade accounts receivable increased $60.4 million to approximately $149.7 million as of March 31, 2003 from $89.2 million as of March 31, 2002. The increase in net trade accounts receivable was primarily due to higher sales in the month of March 2003 compared to the month of March 2002 and an unusually low net trade accounts receivable balance at March 31, 2002 as compared to the prior six quarter-end balances. In prior quarters, we had generated a larger percentage of net revenues during the last month of each quarter.

Net cash used in investing activities during fiscal 2003, 2002 and 2001 was approximately $756.6 million, $869.3 million and $24.2 million, respectively. During fiscal 2003, net cash used in investing activities was comprised primarily of approximately $367.5 million in acquisition related costs, $194.8 million in net purchases of marketable securities and other investments and $192.2 million of capital expenditures. During the March 2003 quarter, we exercised our option to purchase four of our facilities, previously accounted for as operating leases, for approximately $123.9 million. During fiscal 2002, net cash used in investing activities was comprised primarily of approximately $721.7 million in net purchases of marketable securities and other investments, and $140.9 million of capital expenditures. During fiscal 2001, net cash used in investing activities was comprised primarily of approximately $73.4 million of capital expenditures and other investing activities, offset by $60.2 million in net proceeds from sales of marketable securities and other investments and $37.4 million in acquired AXENT cash balances.

Net cash provided by financing activities during fiscal 2003 and 2002 was approximately $73.4 million and $514.1 million, respectively, and net cash used in financing activities during fiscal 2001 was $198.3 million. During fiscal 2003, net cash provided by financing activities was comprised primarily of approximately $137.7 million in net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan, offset by $64.3 million for repurchases of common stock. During fiscal 2002, net cash provided by financing activities was comprised primarily of approximately $584.6 million in net proceeds from the issuance of 3% convertible subordinated notes in October 2001 and $133.9 million in net proceeds from exercise of stock options and sales of common stock through our employee stock purchase plan, offset by approximately $204.4 million for repurchases of common stock. During fiscal 2001, net cash used in financing activities was comprised primarily of approximately $244.4 million for repurchases of common stock, offset by $46.4 million in net proceeds from exercise of stock options and sales of common stock through our employee stock purchase plan.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec’s common stock, not to exceed 30.0 million shares, with no expiration date. As of March 31, 2003, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. During fiscal 2003, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. During fiscal 2002, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. During fiscal 2001, we repurchased 10.0 million shares at prices ranging from $23.04 to $25.58 per share, for an aggregate amount of approximately $244.4 million.

On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were approximately $584.6 million. The notes are convertible into shares of Symantec common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. During fiscal 2003, an immaterial principal amount of our notes were converted into shares of our common stock. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, commencing May 1, 2002.

On April 17, 2003, we purchased certain assets related to Roxio Inc.’s GoBack computer recovery software business for approximately $13.0 million.

Also on May 13, 2003, we entered into an agreement to acquire Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million. We expect to complete the acquisition in the first quarter of fiscal 2004.

The following table displays our contractual obligations as of March 31, 2003:

	Total	Payments Due In

	Payments		Fiscal 2005	Fiscal 2007	Fiscal 2009
(In thousands)	Due	Fiscal 2004	and 2006	and 2008	and thereafter

Convertible subordinated notes	$600,000	$—	$—	$600,000	$—
Operating leases	105,674	31,306	43,105	23,972	7,291

Total contractual obligations	$705,674	$31,306	$43,105	$623,972	$7,291

The above table assumes that the convertible subordinated notes will be paid in cash upon maturity and excludes the balance of our current liabilities.

We believe that existing cash and short-term investments, cash generated from operating results and cash from the subordinated convertible debenture offering will be sufficient to fund operations for at least the next year.

NEWLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On April 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. In addition, SFAS No. 142 required acquired workforce-in-place to be reclassified as goodwill.

In accordance with SFAS No. 142, we ceased the amortization of goodwill and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. We also performed the initial goodwill impairment test required by SFAS No. 142 during the June 2002 quarter. We identified four reporting units, which represent our primary operating segments as indicated in Note 16 of Notes to Consolidated Financial Statements of this Form 10-K, and determined that there was no impairment of goodwill recorded upon implementation of SFAS No. 142. We completed our annual goodwill impairment test during the March 2003 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist.

As a result of the discontinuance of the amortization of goodwill existing as of March 31, 2002, the application of SFAS No. 142 resulted in an increase in our results of operations of approximately $198.4 million during fiscal 2003. At March 31, 2003, we had goodwill of approximately $833.4 million.

On April 1, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and elements of APB No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of this statement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment is made to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of this statement may result in recognizing the cost of future restructuring activities, if any, over a period of time rather than in the reporting period that the plan of restructuring is adopted.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification agreements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of March 31, 2003, we had no liability associated with any of our indemnification agreements on our balance sheet.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that provides guidance for determining when a primary beneficiary should consolidate a variable interest entity that functions to support the activities of the primary beneficiary. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. In the March 2003 quarter, we purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, we had no interest in any variable interest entities as of March 31, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will not have an impact on our financial position or results of operations.

BUSINESS RISK FACTORS

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer antivirus protection products. During fiscal 2003 and the second half of fiscal 2002, we experienced a higher than expected rate of growth in sales of our consumer antivirus protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer antivirus sales have been spurred by a number of factors over the past six quarters, including increased broadband connection, increased awareness of security threats to consumer systems, particularly the well-publicized Code Red, Nimda, Klez, Opaserv, Yaha, Bugbear, Lovegate and Slammer threats and a reaction from the September 11, 2001 terrorist attacks. The impact of these factors is likely to diminish over time, and it is possible that growth rates in sales of antivirus protection products may decline.

Our efforts to develop and sell appliances and integrated solutions involve risk. We have recently begun selling appliances in which our software is embedded with hardware. Because of our limited experience with the manufacture of appliances, and because our appliances generate lower gross margins than our software products, our efforts to develop and sell appliances may not be as successful as we anticipate. In addition, our strategy for future growth includes integrating our various security technologies, management, customer service and support into a single enterprise security solution. We have begun implementing this strategy by selling integrated solutions, such as Symantec Gateway Security and Symantec Client Security. Our integrated solutions may not achieve market acceptance and may not be able to compete with solutions either currently in the market or introduced in the future. If we are unable to achieve market acceptance or compete effectively with solutions of our competitors, our future net revenues and operating results could be adversely affected.

Economic and political conditions and conditions affecting the network security market in particular may have a negative impact on our revenues and margins. The market for our products depends on economic conditions affecting the broader network security, Internet infrastructure and related markets. More generally, the slowdown in the U.S. economy may hurt consumer demand for our products. On the enterprise side, the continued slowdown in corporate earnings and tightening of corporate budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, in this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, the terrorist acts of September 11, 2001 and the fall-out of the war in the Middle East have created an uncertain economic and political environment in many parts of the world, and we cannot predict the impact of these events, or of any related military action, on our customers or business.

We face risks associated with our foreign operations. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. Our international sales have been increasing as a percentage of our total sales and, for the first time during the third and fourth quarter of fiscal 2003, comprised slightly more than 50% of our total sales. In fiscal year 2003, our operating results have been positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, especially if international sales continue to grow as a percentage of our total sales, and we may be negatively impacted by fluctuations in foreign currency rates in the future. Our operating results could also be adversely affected by general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent terrorist activity and political and military instability internationally, governments could enact additional regulation or restrictions on the use, import or export of encryption technologies. Additional regulation of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

In addition, the outbreak of Severe Acute Respiratory Syndrome (SARS) could have an adverse impact on our operations in Asia. If there is a significant spread of SARS beyond Asia, other aspects of our operations could be negatively impacted.

Demand for our products is subject to seasonal trends. Although there is no assurance this trend will continue, our sales of consumer products over the last seven years have been seasonal, with higher sales generally in our December and March quarters. In addition, we anticipate that sales of enterprise security products may be higher in the March quarter in the future, as our sales force attempts to close transactions before the end of our fiscal year. To the extent seasonality makes it more difficult to predict our revenues and value our business, our stock price may suffer and the volatility of our stock may increase.

Introduction and integration of new products and technology may adversely affect our financial results. We have recently introduced new products, including newly acquired products and products incorporating newly acquired technology from our acquisitions. Examples of these products include ManHunt, Symantec Decoy Server (formerly ManTrap), DeepSight Threat Management System and DeepSight Alert Services. These products may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future. If these products do not achieve market success, we may not achieve operating results that investors and analysts expect and, as a result, the trading price of our common stock could be adversely affected.

Increased reliance on sales of enterprise licenses may result in greater fluctuations in, or otherwise adversely affect, our financial results. Sales of enterprise licenses through our Enterprise Security segment represent a major portion of our business. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship, may involve greater pricing pressure and sometimes result in lower operating margins. In recent quarters, the number of higher dollar-value enterprise license contracts has increased and our reliance on such contracts in the future may result in increased uncertainty relating to quarterly revenues. In addition, the timing of the execution of volume licenses, or their nonrenewal by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

We are dependent upon certain partners to distribute our products and we would be adversely affected if these relationships terminate or diminish. A large portion of our enterprise sales is made through value-added and other resellers, and a large portion of our consumer sales is made through the retail distribution channel. Reliance on these channels subjects us to events that cause unpredictability in demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods. Our distribution partners may also offer our competitors’ products. Their decisions to sell our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control and cannot predict. Our agreements with partners are generally nonexclusive and may be terminated by them or by us without cause. We would be adversely affected if companies in our partner program chose to sell greater amounts of competitive offerings relative to the amount they sell of our offerings.

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

Some distribution partners have experienced financial difficulties in the past. Distribution partners may experience financial difficulties in the future. If these partners do experience financial difficulties, we may experience reduced sales or increased write-offs, which would adversely affect our operating results.

We have grown, and may continue to grow, through acquisitions, which give rise to a number of risks that could have adverse consequences for our future operating results. We completed four acquisitions during the September 2002 quarter, have announced two additional acquisitions during fiscal 2004, and will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. Our recent acquisitions have resulted in, and acquisitions we complete in the future may also cause us to recognize, substantial amounts of goodwill that will be subject to an annual, or if events require, a more frequent impairment test and other intangible assets that will be amortized and also subject to impairment testing. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition.

Our markets are competitive and our operating results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to this competition, our operating results could be adversely affected by reducing our sales or the prices we can charge for our products. Many of our competitors have significantly lowered, and may continue to lower, the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems, and we may not respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may fail to allocate resources to third party products, to markets or to business models that are more successful than we anticipate.

The trend toward consolidation in the software industry could impede our ability to compete effectively. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software and integrated software and hardware solutions. Changes resulting from this consolidation may negatively impact our competitive position. In addition, to the extent that we seek to expand our product lines and skills and capacity through acquisitions, the trend toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

Operating system providers, and network equipment and computer hardware manufacturers are becoming substantial competitors in the market for security solutions. These competitors generally have significantly greater financial, marketing or technological resources than we do, and may leverage their strengths at the computing platform, security layer and network tier levels to compete more aggressively in the market for security solutions. Continued development, acquisition, or licensing of security solutions technology or products rights by one or more of these competitors could negatively impact our competitive position in the market for security solutions.

For example, the continued inclusion of security, remote access or virus protection tools in new operating systems and hardware packages could adversely affect our sales. In particular, the inclusion of features by Microsoft in future editions of Windows which directly compete with our products may decrease or delay the demand for certain of our products, including those currently under development. Additionally, as hardware vendors incorporate security functions in the network equipment or integrate security within their network and system management products, the demand may decrease for some of our products, including those currently under development.

Piracy of our software may have a significant impact on our net revenues. Although we are unable to determine the extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect domestic revenue, revenue loss is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Business Software Alliance in their efforts to combat piracy. However, such continued efforts may not be successful in preventing piracy of our products from occurring.

Our software products and web site may be subject to intentional disruption. Although we believe we have sufficient controls in place to prevent intentional disruptions, such as software viruses specifically designed to impede the performance of our products, we expect to be an ongoing target of such disruptions. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions of our services. Uninterrupted online availability of our web site is becoming increasingly important as online subscription renewals comprise a larger portion of our revenues. Our activities could be substantially disrupted, and our reputation and future sales harmed, if these efforts are successful.

Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. If our quarterly operating results or our predictions of future operating results fail to meet the expectations of analysts and investors, the trading price of shares of our common stock and of the notes could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

•	the timing of announcements and releases of new or enhanced versions of our products and product upgrades;

•	the introduction of competitive products;

•	uncertainty about and customer confidence in the current economic conditions and outlook;

•	reduced demand for any given product;

•	unfavorable fluctuations in foreign currency exchange rates;

•	seasonality in the end-of-period buying patterns of foreign and domestic software customers; and

•	the market’s transition between new releases of operating systems.

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

We must effectively adapt to changes in the dynamic technological environment. We are increasingly focused on the Internet security market, which, in turn is dependent on further acceptance and increased use of the Internet. The following critical issues concerning the use of the Internet remain unresolved and may affect the market for our products and the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products: security; reliability; cost; ease of use; accessibility; quality of service; and potential tax or other government regulations.

In addition, new technologies, such as wireless devices, are gaining acceptance. We must adapt to these changing technological demands. If we are unable to timely assimilate changes brought about by the Internet and wireless based environments, our future net revenues and operating results could be adversely affected.

The results of our research and development efforts are uncertain. We will need to continue to incur significant research and development expenditures in future periods as we strive to remain competitive. The length of our product development cycle for new products and product enhancements has frequently been greater than we originally expected, and we are likely to experience delays in future product development. In addition, a portion of our development efforts has not been technologically successful and certain products have not achieved market acceptance. As a result, the products we are currently developing or may develop in the future may not be technologically successful, achieve market acceptance or compete effectively with products of our competitors.

Product returns may negatively affect our net revenues. Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories, subject to various contractual limitations. Our return policy allows distributors, subject to these contractual limitations, to return purchased products in exchange for new products or credit towards future purchases. End-users may return our products for a full refund within a reasonably short period from the date of purchase. Future returns could exceed the reserves we have established for product returns, which could have a material adverse effect on our operating results.

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

We must attract and retain personnel in a competitive marketplace. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options. Increases in shares available for issuance under our stock options plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, the accounting industry has recently determined that corporations will include a compensation expense in their statement of operations relating to the issuance of employee stock options. This will most likely become effective in calendar year 2004. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

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

Our inabilities to timely distribute our products and services over the Internet, and security patches and updated virus definitions via our LiveUpdate feature in particular, could adversely affect our business. Our ability to maintain and increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. As we incorporate the

LiveUpdate technology into more of our products, we are increasingly reliant on the Internet as a means to distribute our security patches and updated virus definitions to our customers. Accordingly, if we, or our customers, are unable to utilize the Internet due to a failure of technology, infrastructure or other reasons, our ability to provide services may suffer, which could lead to a decrease in revenues.

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

Over the past year, we have outsourced our North American and European consumer support functions. As such, we are highly dependent on the on-going business success of the companies with whom we have contracted to provide these services. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in market prices, interest rates, and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. All financial instruments used are in accordance with our global investment policy and global foreign exchange policy. We do not use derivative financial instruments for trading purposes.

We also hold equity interests in six privately-held companies. These investments were recorded at cost, and are classified as other long-term assets on the Consolidated Balance Sheets. These investments are inherently risky and we could lose our entire initial investment in these companies. As of March 31, 2003, these investments had a carrying value of approximately $10.5 million.

INTEREST RATE SENSITIVITY

We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments are classified as available-for-sale as of the balance sheet dates. These securities are reported at fair market value and any unrealized gains and losses are included as a component in stockholders’ equity in accumulated other comprehensive income (loss). Our cash equivalents and short-term investments consist primarily of corporate securities, taxable auction rate securities, US government and government-sponsored securities, money market funds and asset backed securities.

The following table presents the fair value and hypothetical changes in fair market values of the financial instruments held as of March 31, 2003 that are sensitive to changes in interest rates (in millions):

		Hypothetical Fair Market Values Given an
		Interest Rate Increase (Decrease) of X Basis Points (bps)
	Fair
Investment Portfolios	Value	(75 bps)	(25 bps)	50 bps	100 bps	150 bps

USD Portfolios	$762.9	$767.1	$764.3	$760.1	$757.3	$754.6
EURO Portfolios	653.5	656.3	654.6	650.6	647.9	645.1
CAD Portfolios	188.0	188.4	188.1	187.7	187.4	187.1

The modeling technique used above measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of minus 75 basis points, minus 25 basis points, plus 50 basis points, plus 100 basis points and plus 150 basis points, which are representative of the movements in the United States Federal Funds Rate, Euro Area ECB Rate and Canada Overnight Rate.

During October 2001, we issued $600.0 million of 3% convertible subordinated notes. The notes pay interest semi-annually and mature on November 1, 2006. As of March 31, 2003, we had approximately $600.0 million principal amount of notes outstanding.

EXCHANGE RATE SENSITIVITY

We conduct business in 30 international currencies through our worldwide operations. We believe that the use of foreign exchange forward contracts should reduce the risks that arise from conducting business in international markets.

We hedge risks associated with certain foreign currency cash, investments, receivables and payables in order to minimize the impact of changes in foreign currency fluctuations on these assets and liabilities denominated in foreign currencies. Foreign exchange forward contracts as of March 31, 2003 were as follows (in millions):

		Resulting Increase (Decrease) in FV of Foreign Forward Exchange
		Contracts Given X% Appreciation (Devaluation) of Foreign Currency
Foreign Forward	Notional
Exchange Contracts	Amount	10%	5%	(5)%	(10)%

Purchased	$0.9	$0.1	$—	$—	$—
Sold	66.4	(6.0)	(3.2)	3.5	7.4

We believe that these foreign exchange forward contracts do not subject us to undue risk from the movement of foreign exchange rates because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities. All contracts have a maturity of no more than 35 days. Gains and losses are accounted for as other expense, net each period. We regularly review our hedging program and may make changes as a result of this review.

Item 8: Financial Statements and Supplementary Data

ANNUAL FINANCIAL STATEMENTS

See Part IV, Item 15 of this Form 10-K.

SELECTED QUARTERLY DATA

We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods, comprised of 13 weeks, as follows:

(In thousands, except net income (loss) per share; unaudited)

	Fiscal 2003				Fiscal 2002

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2003	2002	2002	2002	2002	2001	2001	2001

Net revenues	$390,039	$375,635	$325,231	$316,041	$310,783	$290,247	$242,372	$228,036
Gross margin	321,814	310,355	264,072	260,589	257,482	237,950	196,894	183,209
Amortization of goodwill	—	—	—	—	48,997	49,413	49,416	48,980
Acquired in-process research and development	—	—	4,700	—	—	—	—	—
Restructuring, site closures and other	6,657	(442)	(1,179)	6,053	9,005	9,377	—	2,046
Income, net of expense, from sale of technologies and product lines	2,454	(256)	2,444	2,236	2,257	4,387	4,642	4,520
Net income (loss)	68,143	71,732	51,994	56,569	4,779	100	(11,812)	(21,218)
Net income (loss) per share -
basic	$0.46	$0.49	$0.36	$0.39	$0.03	$0.00	$(0.08)	$(0.14)
diluted	$0.41	$0.44	$0.33	$0.36	$0.03	$0.00	$(0.08)	$(0.14)

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In September 2002, we dismissed Ernst & Young LLP as our independent auditors and engaged KPMG LLP as our new independent auditors to audit our financial statements for the fiscal year ended March 31, 2003. We filed a current report on Form 8-K on September 23, 2002, reporting these events.

The report of Ernst & Young LLP for the fiscal years ended March 31, 2002 and 2001 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

We have had no disagreements with our accountants on any accounting or financial disclosures.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned “Directors and Management – Directors and Executive Officers” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2003. Such information is incorporated herein by reference.

Item 11: Executive Compensation

Information with respect to this Item may be found in the section captioned “Directors and Management - Compensation of Executive Officers” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2003. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this Item may be found in the sections captioned “Directors and Management - Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2003. Such information is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned “Certain Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2003. Such information is incorporated herein by reference.

Item 14: Controls and Procedures

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

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

Upon written request, we will provide, without charge, a copy of our annual report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for our most recent fiscal year. All requests should be sent to:

Helyn Corcos Investor Relations Symantec Corporation 20330 Stevens Creek Boulevard Cupertino, California 95014 408-517-8324

(a)	The following documents are filed as part of this report:

		Page
		Number

1.	Consolidated Financial Statements.
	Report of KPMG LLP, Independent Auditors	44
	Report of Ernst & Young LLP, Independent Auditors	45
	Consolidated Balance Sheets as of March 31, 2003 and 2002	46
	Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001	47
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2003, 2002 and 2001	48
	Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001	49
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	50
2.	Financial Statement Schedules. The following financial statement schedule of Symantec Corporation for the years ended March 31, 2003, 2002 and 2001 is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements of Symantec Corporation.
	Schedule
	II Valuation and Qualifying Accounts	81

	Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.01	Agreement and Plan of Merger between Symantec Corporation, Apache Acquisition Corp. and Axent Technologies, Inc. dated as of July 26, 2000.	S-4	333-46264	2.01	09/20/00

3.01	Symantec Corporation Restated Certificate of Incorporation.					X

3.02	Symantec Corporation Certificate of Amendment of Restated Certificate of Incorporation					X

3.03	Symantec Corporation Bylaws, as amended and restated effective August 11, 1998.	8-K		3.1	08/19/98

4.01	Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders.	S-4	33-35385	4.02	06/13/90

4.02	Amendment No. One to Registration Rights Agreement.					X

4.03	Amendment No. Two to Registration Rights Agreement.					X

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.04	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares.	8-A		4.1	08/19/98

4.05	Form of Note for Symantec Corporation 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.08	01/22/02

4.06	Indenture between Symantec Corporation, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.09	01/22/02

4.07	Registration Rights Agreement between Symantec Corporation and Credit Suisse First Boston Corporation dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.10	01/22/02

10.01	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1.	S-1	33-28655	10.17	05/19/89 06/21/89

10.02	Amended Agreement Respecting Certain Rights of Publicity.	S-4	33-35385	10.04	06/13/90

10.03 *	Symantec Corporation Section 401(k) Plan, Summary Plan Description, amended as of August 1, 2000.	10-K		10.03	06/14/02

10.04 *	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect, under Symantec Corporation 1988 Employees Stock Option Plan.	S-4	33-35385	10.10	06/13/90

10.05 *	Symantec Corporation 1988 Employees Stock Option Plan, as amended to date.	S-8	33-88694	4.02	01/23/95

10.06 *	Symantec Corporation 1993 Directors Stock Option Plan, as amended.	10-Q		10.07	09/30/94

10.07 *	Symantec Corporation 1994 Patent Incentive Plan.	S-8	33-60141	4.01	06/09/95

10.08 *	Symantec Corporation 1996 Equity Incentive Plan, as amended October 15, 2002.	10-Q		10.01	11/12/02

10.09 *	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996.	10-K		10.11	06/24/97

10.10 *	Symantec Corporation 1998 Employee Stock Purchase Plan.	S-8	333-52200	99.2	12/19/00

10.11 *	Symantec Corporation Acquisition Plan, dated July 15, 1999.	S-8	333-31526	4.03	03/02/00

10.12 *	Symantec Corporation 2000 Directors Equity Incentive Plan.	S-8	333-47648	99.1	10/10/00

10.13 *	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.	S-8	333-56874	99.1	03/12/01

10.14 *	2002 Executive Officers’ Stock Purchase Plan.	10-Q		10.02	11/12/02

*	Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.15 *	Supplemental Option Vesting and Severance Arrangement terms and conditions between Symantec Corporation and Greg Myers.	10-K		10.63	07/01/99

10.16 *	Employment Agreement between Symantec Corporation and John W. Thompson.	10-K		10.67	07/01/99

10.17 *	Symantec Corporation Restricted Stock Purchase Agreement with John W. Thompson, dated April 14, 1999.	S-8	333-31632	4.03	03/03/00

10.18 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999.	S-8	333-31540	4.03	03/03/00

10.19 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated January 1, 2000.	S-8	333-102096	99.3	12/20/02

10.20 *	Employment offer by and between Symantec Corporation and Gail Hamilton.	10-Q		10.03	08/11/00

10.21 *	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.	10-Q		10.02	02/07/02

10.22 *	Symantec Corporation Executive Severance Plan.	10-K		10.93	06/22/01

10.23 *	FY03 Executive Annual Incentive Plan – Chief Executive Officer.	10-K		10.31	06/14/02

10.24 *	FY03 Executive Annual Incentive Plan – President and Chief Operating Officer.	10-K		10.32	06/14/02

10.25 *	FY03 Executive Annual Incentive Plan – Vice President Plan (grades 15, 16, 18 & 20).	10-K		10.33	06/14/02

10.26 *	FY04 Executive Annual Incentive Plan – Chairman and Chief Executive Officer.	10-K				X

10.27 *	FY04 Executive Annual Incentive Plan – President and Chief Operating Officer (grade 22) and Management Committee Members (grade 20)	10-K				X

10.28 *	FY04 Executive Annual Incentive Plan – Vice President Plan (grade 15, 16, 18 & 20 – Non-Management Committee Members).	10-K				X

10.29 *	Promissory Note issued by Mansour Safai in favor of Symantec Corporation.	10-K		10.52	07/01/99

10.30 *	Promissory Note issued by John W. Thompson in favor of Symantec Corporation.	10-K		10.54	07/01/99

10.31	Amended and Restated Participation Agreement, dated as of February 9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.	10-K		10.15	07/01/99

10.32	Amendment #2 to the Amended and Restated Participation Agreement, Master Lease and Deed of Trust, and Appendix A, dated as of February 2, 2000, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.	10-K		10.18	06/26/00

*	Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.33	Third Amendment to Amended and Restated Participant Agreement, dated as of December 28, 2001, by and among Symantec Corporation, SMBC Leasing and Finance, Inc., other Institutions Identified Herein, The Bank of Nova Scotia, and Sumitomo Mitsui Banking Corporation.	10-Q		10.05	02/07/02

10.34	Restated and Amended Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty.	10-K		10.17	07/01/99

10.35	Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc.	10-K		10.19	07/01/99

10.36	Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch.	10-K		10.21	07/01/99

10.37	Amended and Restated Pledge Agreement, dated as of February 2, 1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent.	10-K		10.24	07/01/99

10.38	Amended and Restated Assignment of Lease and Rent, dated as of February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch.	10-K		10.26	07/01/99

10.39	Amended and Restated Loan Agreement, dated as of February 9, 1999, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch.	10-K		10.37	07/01/99

10.40	Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance, Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited.	10-Q		10.03	11/15/99

10.41	Participation Agreement, dated as of March 30, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, Wilmington Trust Company, the Holders and Lenders (as defined in the Participation Agreement), Fuji Bank, Limited, KeyBank National Association, and The Bank of Nova Scotia.	10-K		10.94	06/22/01

10.42	Second Amendment to Participation Agreement, dated as of December 28, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, the Holders and Lenders (as defined in the Participation Agreement), and The Bank of Nova Scotia.	10-Q		10.04	02/07/02

10.43	Annex A to Participation Agreement.	10-K		10.95	06/22/01

10.44	First Amendment to Annex A to Participation Agreement, dated as of June 6, 2001.	10-K		10.96	06/22/01

10.45	Master Lease Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.97	06/22/01

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.46	Lease Supplement No. 1, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.98	06/22/01

10.47	Lease Supplement No. 2, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.99	06/22/01

10.48	Pledge and Security Agreement, dated as of March 30, 2001, between Symantec Corporation and The Bank of Nova Scotia.	10-K		10.001	06/22/01

10.49	Construction Agency Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.002	06/22/01

10.50	Supplement No. 1 to Construction Agency Agreement, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.003	06/22/01

10.51	Supplement No. 2 to Construction Agency Agreement, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.004	06/22/01

10.52	Termination and Release Agreement, dated as of March 6, 2003, between The Symantec 2001 Trust, the holders of Certificates, the lenders and The Bank of Nova Scotia.					X

10.53	Termination Agreement, dated as of March 13, 2003, between SMBC Leasing and Finance Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, Symantec Corporation, and Delrina Corporation.					X

10.54	Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California.	10-K		10.25	03/31/91

10.55	Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California.	10-Q		10.01	11/15/99

10.56	Assignment of Copyright and Other Intellectual Property Rights.	S-4	33-35385	10.37	06/13/90

10.57	Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation.	8-K		10.01	10/05/98

10.58	Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation and Symantec Limited.	8-K		99.01	01/14/00

12.01	Statement Regarding Computation of Ratios					X

21.01	Subsidiaries of Symantec Corporation.					X

23.01	Consent of KPMG LLP, Independent Auditors					X

23.02	Consent of Independent Auditors.					X

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

99.01 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.02 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

(b)	Reports on Form 8-K: We did not file any current reports on Form 8-K during the last quarter covered by this report.

(c)	Exhibits: We hereby file as part of this Form 10-K the exhibits listed in Item 15(a) 3, as set forth above.

(d)	Financial Statement Schedules: We hereby file as part of this Form 10-K the schedule listed in Item 15(a) 2, as set forth above.

** As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Symantec Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheet of Symantec Corporation and subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flow for the year ended March 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended March 31, 2003. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 31, 2003, and the results of their operations and their cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended March 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in the Summary of Significant Accounting Policies to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, as of April 1, 2002. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142. In our opinion, the disclosures for 2002 and 2001 in Note 4 are appropriate. As described in Note 16, the disclosures in the notes to the 2002 and 2001 consolidated financial statements relating to reportable segments have been restated. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 and 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 17, the consolidated financial statements as of March 31, 2002 and for each of the years in the two year period then ended have been revised to reflect the reclassification of certain amounts to achieve comparability with the 2003 financial statement presentation. In our opinion, the reclassifications for 2002 and 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 or 2001 consolidated financial statements of Symantec Corporation and subsidiaries other than with respect to such aforementioned disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2002 or 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California
April 23, 2003, except for Note 18,
which is as of May 13, 2003, and
Notes 4, 16 and 17, which are as of
June 11, 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated balance sheet of Symantec Corporation as of March 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the two years in the period ended March 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, prior to the disclosures, adjustments and reclassifications described in KPMG LLP’s report (dated April 23, 2003, except for Note 18, which is as of May 13, 2003, and Notes 4, 6 and 17, which are as of June 11, 2003), present fairly, in all material respects, the consolidated financial position of Symantec Corporation at March 31, 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
April 22, 2002

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,

(In thousands, except par value)	2003	2002

ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,705,658	$1,375,051
Trade accounts receivable, net	149,664	89,223
Inventories	5,912	7,463
Deferred income taxes	92,284	68,621
Other	34,628	22,461

Total current assets	1,988,146	1,562,819
Restricted investments	—	124,313
Property, equipment and leasehold improvements, net	333,275	186,305
Deferred income taxes	7,986	6,207
Acquired product rights, net	73,125	65,219
Goodwill, net	833,449	525,868
Other, net	29,749	31,874

	$3,265,730	$2,502,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,720	$70,057
Accrued compensation and benefits	90,947	54,419
Deferred revenue	589,629	331,100
Other accrued expenses	69,363	66,422
Income taxes payable	76,965	52,777

Total current liabilities	894,624	574,775
Convertible subordinated notes	599,998	600,000
Other long–term obligations	6,729	7,954
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 300,000; issued and outstanding: 148,785 and 143,559 shares, respectively)	1,488	1,436
Capital in excess of par value	1,335,028	1,194,173
Accumulated other comprehensive income (loss)	30,121	(53,013)
Unearned compensation	—	(372)
Retained earnings	397,742	177,652

Total stockholders’ equity	1,764,379	1,319,876

	$3,265,730	$2,502,605

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

(In thousands, except net income (loss) per share)	2003	2002	2001

Net revenues	$1,406,946	$1,071,438	$853,554
Cost of revenues	250,116	195,903	131,999

Gross margin	1,156,830	875,535	721,555
Operating expenses:
Research and development	197,271	163,979	126,673
Sales and marketing	525,029	425,951	341,456
General and administrative	74,442	55,131	45,110
Amortization of goodwill	—	196,806	71,336
Amortization of other intangibles from acquisitions	2,787	2,144	1,416
Acquired in-process research and development	4,700	—	22,300
Restructuring, site closures and other	11,089	20,428	3,664
Litigation judgment	—	3,055	—

Total operating expenses	815,318	867,494	611,955

Operating income	341,512	8,041	109,600
Interest income	37,704	31,717	33,257
Interest expense	(21,166)	(9,169)	—
Income, net of expense, from sale of technologies and product lines	6,878	15,536	20,448
Other expense, net	(1,297)	(627)	(22,525)

Income before income taxes	363,631	45,498	140,780
Provision for income taxes	115,193	73,649	76,844

Net income (loss)	$248,438	$(28,151)	$63,936

Net income (loss) per share - basic	$1.71	$(0.20)	$0.49

Net income (loss) per share - diluted	$1.54	$(0.20)	$0.47

Shares used to compute net income (loss) per share - basic	145,395	143,604	129,474

Shares used to compute net income (loss) per share - diluted	170,718	143,604	136,474

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Notes	Accum
		Capital in	Receivable	Other			Total
	Common	Excess of	from	Comp	Unearned	Retained	Stockholders’
(In thousands)	Stock	Par Value	Stockholders	Inc. (Loss)	Compensation	Earnings	Equity

Balances, March 31, 2000	$603	$435,663	$(24)	$(27,707)	$(677)	$210,099	$617,957
Components of comprehensive income:
Net income	—	—	—	—	—	63,936	63,936
Unrealized gain on available-for-sale securities	—	—	—	2,987	—	—	2,987
Translation adjustment	—	—	—	(24,152)	—	—	(24,152)

Total comprehensive income							42,771

Issued common stock:
4,338 shares under stock plans	22	45,612	—	—	—	—	45,634
29,056 shares to AXENT stockholders and assumption of outstanding AXENT stock options	145	906,212	—	—	(992)	—	905,365
Amortization of unearned compensation	—	—	—	—	774	—	774
Repayment of notes receivable from stockholder	—	—	24	—	—	—	24
Repurchased 10,000 shares of common stock	(50)	(216,198)	—	—	—	(28,162)	(244,410)
Income tax benefit related to stock options	—	8,386	—	—	—	—	8,386

Balances, March 31, 2001	720	1,179,675	—	(48,872)	(895)	245,873	1,376,501
Components of comprehensive loss:
Net loss	—	—	—	—	—	(28,151)	(28,151)
Unrealized gain on available-for-sale securities	—	—	—	104	—	—	104
Translation adjustment	—	—	—	(4,245)	—	—	(4,245)

Total comprehensive loss							(32,292)

Issued common stock:
9,187 shares under stock plans	61	133,281	—	—	—	(8)	133,334
Stock dividend	703	—	—	—	—	(703)	—
Amortization of unearned compensation	—	—	—	—	523	—	523
Repurchased 9,640 shares of common stock	(48)	(165,013)	—	—	—	(39,359)	(204,420)
Income tax benefit related to stock options	—	46,230	—	—	—	—	46,230

Balances, March 31, 2002	1,436	1,194,173	—	(53,013)	(372)	177,652	1,319,876
Components of comprehensive income:
Net income	—	—	—	—	—	248,438	248,438
Unrealized gain on available-for-sale securities, net of tax expense of $820	—	—	—	1,023	—	—	1,023
Translation adjustment	—	—	—	82,111	—	—	82,111

Total comprehensive income							331,572

Issued common stock:
7,449 shares under stock plans	74	137,265	—	—	—	—	137,339
Amortization of unearned compensation	—	—	—	—	372	—	372
Repurchased 2,223 shares of common stock	(22)	(35,962)	—	—	—	(28,348)	(64,332)
Conversion of convertible debt	—	2	—	—	—	—	2
Income tax benefit related to stock options	—	39,550	—	—	—	—	39,550

Balances, March 31, 2003	$1,488	$1,335,028	$—	$30,121	$—	$397,742	$1,764,379

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

(In thousands)	2003	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$248,438	$(28,151)	$63,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	56,794	38,777	31,977
Amortization of debt issuance costs and other assets	1,313	1,300	—
Amortization and write-off of acquired product rights	34,834	33,840	16,112
Amortization of goodwill and other intangibles from acquisitions	2,787	198,950	72,752
Loss on equity investments	750	—	24,226
Write-off of equipment and leasehold improvements	4,569	7,232	—
Acquired in-process research and development	4,700	—	22,300
Deferred income taxes	(4,393)	13,482	(18,333)
Gain on divestiture of the web access management product line	—	(392)	—
Income tax benefit from stock options	39,550	46,230	8,386
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(47,732)	26,628	(48,165)
Inventories	2,223	(1,638)	(390)
Other current assets	(4,728)	6,000	(4,585)
Other assets	(65)	174	3,368
Accounts payable	(14,304)	4,414	14,556
Accrued compensation and benefits	29,663	8,112	21,517
Deferred revenue	222,580	152,376	72,594
Other accrued expenses	(10,018)	23,066	(26,391)
Income taxes payable	18,896	(20,471)	69,490
Other long-term obligations	(1,952)	1,268	1,173

Net cash provided by operating activities	583,905	511,197	324,523

INVESTING ACTIVITIES:
Capital expenditures	(192,194)	(140,857)	(61,172)
Purchased intangibles	(2,200)	(1,060)	(1,500)
Purchase of Foster-Melliar	—	(2,000)	—
Purchase of Lindner & Pelc	(59)	(2,137)	—
Purchase of 20/20 Software	—	(1,535)	(10,760)
Purchase of Riptech	(145,000)	—	—
Purchase of Recourse	(135,320)	—	—
Purchase of SecurityFocus	(74,932)	—	—
Purchase of Mountain Wave	(20,000)	—	—
Purchase of equity investments	(2,837)	(3,000)	(18,000)
Purchases of marketable securities	(2,394,557)	(1,311,697)	(591,776)
Proceeds from sales of marketable securities	2,078,323	642,802	662,592
Proceeds from (purchases of) long-term restricted investments	124,313	(49,779)	7,422
Cash acquired in business purchases	7,823	—	37,414

Net cash provided by (used in) investing activities	(756,640)	(869,263)	24,220

FINANCING ACTIVITIES:
Net proceeds from issuance of convertible subordinated notes	—	584,625	—
Repurchases of common stock	(64,332)	(204,420)	(244,410)
Net proceeds from sale of common stock and other	137,711	133,857	46,432
Principal payments on long-term obligations	—	—	(363)

Net cash provided by (used in) financing activities	73,379	514,062	(198,341)

Effect of exchange rate fluctuations on cash and cash equivalents	14,725	(4,682)	(10,452)

Increase (decrease) in cash and cash equivalents	(84,631)	151,314	139,950
Beginning cash and cash equivalents	379,237	227,923	87,973

Ending cash and cash equivalents	$294,606	$379,237	$227,923

Supplemental cash flow disclosures (in thousands):
Income taxes paid (net of refunds) during the year	$61,628	$34,240	$24,223
Interest expense paid during the year	$18,350	$—	$—

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, security management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 36 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions and Divestitures

During the three years ended March 31, 2003, we acquired:

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus Inc., and Mountain Wave, Inc. in the September 2002 quarter;

•	Lindner & Pelc Consult GmbH and Foster-Melliar Limited’s enterprise security management division in the September 2001 quarter; and

•	AXENT Technologies, Inc. in the December 2000 quarter.

Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition.

We divested our web access management product line on August 24, 2001. This product line is included in the results of operations prior to disposition and is included in our Other segment.

See Note 3 for further discussion.

Fiscal Years

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2003, 2002 and 2001 reflect amounts as of and for the periods ended March 28, 2003, March 29, 2002 and March 30, 2001, respectively. The fiscal accounting years ended March 28, 2003, March 29, 2002 and March 30, 2001 each comprised 52 weeks of operations. The fiscal accounting year ending April 2, 2004 will comprise of 53 weeks of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are included as a component of stockholders’ equity in accumulated other comprehensive income (loss). Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income (loss).

Revenue Recognition

We derive revenue primarily from sales of packaged products, perpetual license agreements, product maintenance and services, and recognize this revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, as modified by SOP 98-9, and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, when the following conditions have been met:

•	persuasive evidence of an arrangement exists;

•	passage of title occurs;

•	delivery has occurred or services have been rendered;

•	if applicable, customer acceptance has been received;

•	collection of a fixed or determinable license fee is considered probable; and

•	if appropriate, reasonable estimates of future product returns have been made.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

We sell packaged products, which primarily include consumer products, through a multi-tiered distribution channel. We defer revenue on all distribution and reseller channel inventory in excess of specified inventory levels in these channels. We defer a portion of revenue for product bundled with content updates. This deferred revenue is recognized ratably over the initial year that such updates are provided. We offer the right of return of our products under various policies and programs with our distributors, resellers and end-user customers. We estimate and record reserves for end-user product returns and channel and end-user rebates, and we account for these reserves as an offset to revenue.

We enter into perpetual software license agreements mainly for our enterprise security and enterprise administration products primarily through indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is deferred and recognized ratably over the period of the agreements.

Our services include managed security services, consulting and education. We recognize managed security services revenue ratably over the period that such contracted services are provided. We recognize consulting services revenue as services are performed or upon written acceptance from customers, if applicable. We recognize education services revenue as services are performed.

In arrangements that include perpetual software licenses and maintenance and/or services and packaged products with content updates (“multiple elements”), we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates.

VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. If VSOE does not exist for undelivered items such as maintenance or services, then the entire arrangement fee is recognized ratably over the performance period.

Cash Equivalents, Short-term Investments and Restricted Investments

We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Primarily all of our cash equivalents and short-term investments are classified as available-for-sale as of the balance sheet dates. These securities are reported at fair market value and any unrealized gains and losses are included as a component in stockholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in other expense, net. The cost of securities sold is based upon the specific identification method. Restricted investments, previously serving as collateral for our synthetic lease arrangements, no longer existed as of March 31, 2003, because we exercised our option to purchase the related four facilities during the March 2003 quarter.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions.

Equity Investments

We have equity investments in privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as we do not have significant influence over the investee. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. We regularly review our investment’s actual and forecasted operating results, financial position and liquidity, and business and industry factors in assessing whether a decline in value of an equity investment has occurred that is other than temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in other expense, net.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

Derivative Financial Instruments

We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. Gains and losses on the contracts are included in other expense, net in the period that gains and losses on the underlying transactions are recognized, and generally offset. The fair value of forward foreign exchange contracts approximates cost due to the short maturity periods.

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis. Inventory consistsof raw materials and finished goods.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

•	computer hardware and software – three to five years;

•	office furniture and equipment – three to five years;

•	leasehold improvements - the shorter of the lease term or seven years; and

•	buildings - twenty five to thirty years.

Acquired Product Rights

Acquired product rights are comprised of purchased product rights, technologies, databases and revenue related order backlog and contracts from acquired companies. Acquired product rights are stated at cost less accumulated amortization. Amortization of acquired product rights is provided on a straight-line basis over the estimated useful lives of the respective assets, generally one to five years, and is included in cost of revenues or income, net of expense, from sale of technologies and product lines. On April 1, 2002, we adopted Statement of Financial Standards, or SFAS, No. 142, Goodwill and Other Intangibles. As a result, the net balance of workforce-in-place, that was previously included in acquired product rights, was reclassified to goodwill and was no longer amortized, but subjected to an annual impairment test.

Goodwill

Goodwill is recorded through acquisitions. For acquisitions completed prior to July 1, 2001, goodwill was stated at cost less accumulated amortization through March 31, 2002. Amortization in each case was provided on a straight-line basis over the estimated useful life of the respective goodwill, generally four to five years, and was included in operating expenses. On April 1, 2002, we ceased the amortization of goodwill, in accordance with SFAS No. 142, and will test goodwill annually for impairment or more frequently if events and circumstances warrant. See Note 4 for further discussion.

Long-Lived and Intangible Assets

On April 1, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived and intangible assets, including property, equipment, leasehold improvements and acquired product rights, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of this standard did not have an effect on our financial position or our operating results.

Income Taxes

The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed conversion of all of the outstanding convertible subordinated notes and assumed exercising of options, if dilutive in the period. Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.

Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. Our stock plans are described in Note 12. No employee stock-based compensation cost is reflected in net income (loss) related to options granted under those plans for which the exercise price was equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three years ended March 31, 2003:

	Year Ended March 31,

(In thousands, except per share data)	2003	2002	2001

Net income (loss), as reported	$248,438	$(28,151)	$63,936
Add: Amortization of unearned compensation included in reported net income, net of tax	253	—	—
Less: Stock-based employee compensation expense excluded in reported net income (loss), net of tax	(89,036)	(79,141)	(56,680)

Pro forma net income (loss)	$159,655	$(107,292)	$7,256

Basic net income (loss) per share:
As reported	$1.71	$(0.20)	$0.49
Pro forma	$1.15	$(0.75)	$0.06
Diluted net income (loss) per share:
As reported	$1.54	$(0.20)	$0.47
Pro forma	$1.06	$(0.75)	$0.06

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the balance sheet. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations.

Legal Expenses

We accrue estimated legal expenses for lawsuits only when both of the conditions of SFAS No. 5, Accounting for Contingencies, are met. Costs for external attorney fees are accrued when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. If both of these conditions are not

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

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

Newly Adopted and Recently Issued Accounting Pronouncements

On April 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test. Other intangibles will continue to be amortized over their useful lives. In addition, SFAS No. 142 required acquired workforce-in-place to be reclassified as goodwill.

In accordance with SFAS No. 142, we ceased the amortization of goodwill and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. We also performed the initial goodwill impairment test required by SFAS No. 142 during the June 2002 quarter. We identified four reporting units, which represents our primary operating segments as indicated in Note 16, and determined that there was no impairment of goodwill recorded upon implementation of SFAS No. 142. We completed our annual goodwill impairment test during the March 2003 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist.

As a result of the discontinuance of the amortization of goodwill existing as of March 31, 2002, the application of SFAS No. 142 resulted in an increase in our results of operations of approximately $198.4 million during fiscal 2003. At March 31, 2003, we had goodwill of approximately $833.4 million.

On April 1, 2002, we adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and elements of APB No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The adoption of this statement did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment is made to an exit or disposal plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 became effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of this statement may result in recognizing the cost of future restructuring activities, if any, over a period of time rather than in the reporting period that the plan of restructuring is adopted.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification arrangements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of March 31, 2003, we had no liability associated with any of our indemnification agreements on our balance sheet.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that provides guidance for determining when a primary beneficiary should consolidate a variable interest entity that functions to support the activities of the primary beneficiary. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately to variable interest entities created after January 31, 2003. In the March

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

2003 quarter, we purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, we had no interest in any variable interest entities as of March 31, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will not have an impact on our financial position or results of operations.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation format with no impact on net income (loss).

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements

Note 1. Balance Sheet Information

	March 31,

(In thousands)	2003	2002

Cash, cash equivalents and short-term investments:
Cash	$111,687	$123,030
Cash equivalents	182,919	256,207
Short-term investments	1,411,052	995,814

	$1,705,658	$1,375,051

Trade accounts receivable, net:
Receivables	$159,417	$99,304
Less: allowance for doubtful accounts	(9,753)	(10,081)

	$149,664	$89,223

Property, equipment and leasehold improvements, net:
Computer hardware and software	$307,623	$260,170
Office furniture and equipment	65,240	49,887
Buildings and land	172,228	41,671
Leasehold improvements	53,883	35,265

	598,974	386,993
Less: accumulated depreciation and amortization	(265,699)	(200,688)

	$333,275	$186,305

Acquired product rights, net:
Acquired product rights	$165,642	$125,589
Less: accumulated amortization	(92,517)	(60,370)

	$73,125	$65,219

Goodwill, net:
Goodwill	$1,125,652	$818,071
Less: accumulated amortization	(292,203)	(292,203)

	$833,449	$525,868

Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	$1,741	$718
Cumulative translation adjustment	28,380	(53,731)

	$30,121	$(53,013)

Note 2. Statements of Operations Information

	Year Ended March 31,

(In thousands)	2003	2002	2001

Technical support costs included in sales and marketing	$19,735	$15,871	$18,502
Advertising expense	$46,495	$34,657	$46,884

Technical support costs, included in sales and marketing, relate to the cost of providing free post-contract support and were accrued at the time of product sale. Advertising expenditures were charged to operations as incurred.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Note 3. Acquisitions and Divestitures

During the September 2002 quarter, we acquired four privately-held companies for a total of approximately $375.2 million in cash. We expect that the acquisition of these emerging technologies will strengthen our competitive position in the enterprise security solutions and managed security services markets. The results of operations of the acquired companies have been included in our operations as of the dates of acquisition. These acquired companies are included in our Enterprise Security segment, with the exception of Riptech, which is included in our Services segment.

Riptech

On August 19, 2002, we acquired Riptech, Inc., a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $145.0 million. Under the transaction, we recorded approximately $2.1 million for acquired in-process research and development, $12.2 million for developed technology, $0.5 million for acquired product rights, including revenue related order backlog and contracts, $117.8 million for goodwill, $8.0 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. We also accrued approximately $3.2 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $0.9 million remains as an accrual as of March 31, 2003.

The amounts allocated to developed technology and acquired product rights will be amortized to cost of revenues over their useful lives of five years and one year, respectively.

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.9 million.

Recourse

On August 19, 2002, we acquired Recourse Technologies, Inc., a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks, for approximately $135.3 million. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $19.0 million for developed technology, $109.3 million for goodwill, $2.2 million for other intangibles, $9.1 million for net deferred tax assets and $1.9 million for liabilities, net of tangible assets. We also accrued approximately $3.3 million in acquisition related expenses, which included financial advisory, legal, tax and accounting fees, duplicative sites and severance costs, of which $1.0 million remains as an accrual as of March 31, 2003.

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

SecurityFocus

On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for approximately $74.9 million. Under the transaction, we recorded approximately $1.6 million for acquired in-process research and development, $3.5 million for developed technology, $3.3 million for acquired product rights, including database and revenue related order backlog and contracts, $64.3 million for goodwill, $2.1 million for other marketing related intangibles, $0.5 million for net deferred tax assets and $1.2 million for tangible assets, net of liabilities. We also accrued approximately $1.7 million in acquisition related expenses, which included legal, tax and accounting fees, duplicative site and fixed asset expenses, and severance costs, of which $0.9 million remains as an accrual as of March 31, 2003.

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Mountain Wave

On July 2, 2002, we acquired Mountain Wave, Inc., a provider of automated attack sensing and warning software and services for real-time enterprise security operations management, for $20.0 million. Under the transaction, we recorded approximately $2.0 million for developed technology, $17.3 million for goodwill, $1.7 million for net deferred tax assets and $0.4 million for liabilities, net of tangible assets. We also accrued approximately $0.7 million in acquisition related expenses, which included legal and accounting fees, as well as duplicative site and severance costs. As of March 31, 2003, all costs have been paid with the exception of an immaterial amount for outplacement services and duplicative site costs.

The amount allocated to developed technology will be amortized to cost of revenues over its useful life of five years.

A portion of the purchase price for each acquisition was placed into escrow and may be returned to us in the event of a breach by the sellers of certain general representations, warranties, covenants or agreements. The escrows are scheduled to be settled within one year of the acquisition dates, subject to extension in the event of disputes, and any funds returned to Symantec under the terms of the escrow will result in a reduction to goodwill at that time.

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

Acquisition of Lindner & Pelc

On August 30, 2001, we purchased 100% of the outstanding shares of Lindner & Pelc Consult GmbH, a security services and implementation company in Berlin, Germany, for approximately $2.2 million. The transaction was accounted for as a purchase and we recorded approximately $2.1 million in goodwill. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through September 2004. The maximum aggregate amount of such contingency payments is approximately $2.0 million. During the June 2002 quarter, $0.7 million was recorded as compensation expense, as it was determined that this amount of the contingency payments will be paid under the agreement. The amount was paid during the December 2002 quarter.

Acquisition of Foster-Melliar’s Enterprise Security Management Division

On July 11, 2001, we acquired the enterprise security management division of Foster-Melliar Limited, an IT services company located in Johannesburg, South Africa. We paid approximately $1.5 million for these assets and the IT services business. The transaction was accounted for as a purchase and we recorded approximately $1.5 million of goodwill. Under the terms of the agreement, we may also be liable for contingency payments based on targeted future sales through fiscal year 2004. The maximum aggregate amount of such contingency payments is $1.5 million. During the March 2003 and March 2002 quarters, an amount of $0.5 million each was recorded as goodwill and

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

compensation expense, respectively, as it was determined that these amounts of the contingency payments will be paid under the agreement. An amount of $0.5 million remains as an accrual as of March 31, 2003.

Acquisition of AXENT

On December 18, 2000, we acquired 100% of the outstanding common stock of AXENT Technologies, Inc. by issuing approximately 29,056,000 shares of our common stock to AXENT shareholders. We also assumed all of the outstanding AXENT employee stock options valued at approximately $87.0 million. A valuation specialist used our estimates to establish the amount of acquired in-process research and development. The transaction was accounted for as a purchase. The acquisition was initially recorded during fiscal 2001 for approximately $924.7 million and was allocated as follows (in thousands):

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

During the September 2001 quarter, we divested the web access management product line that we acquired with our acquisition of AXENT. As a result, we wrote off approximately $0.8 million of net workforce-in-place related to this product line (see Divestiture of Web Access Management Product Line).

During the June 2001 quarter, we resolved certain pre-acquisition contingencies related to the acquisition of AXENT, and as a result, we increased the purchase price and goodwill by $4.5 million. The amount allocated to tradename, workforce-in-place, developed technology and goodwill is being amortized over their useful lives of four years. In accordance with SFAS No. 142, we recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill and ceased the amortization of goodwill on April 1, 2002. The unearned compensation related to the options assumed as part of the acquisition is being amortized over the remaining vesting period.

Pro Forma. The following unaudited pro forma information for fiscal 2003, 2002 and 2001 were as if the Riptech acquisition had occurred at the beginning of each fiscal period presented. The pro forma information excludes approximately $1.7 million (pre-tax) of amortization related to developed technology and other intangible assets associated with the Riptech acquisition for fiscal 2003. In addition, the pro forma information excludes approximately $2.1 million (pre-tax) of acquired in-process research and development associated with the Riptech acquisition for fiscal 2003. The pro forma information excludes approximately $196.8 million (pre-tax) and $2.8 million (pre-tax) of amortization related to goodwill and workforce-in-place, respectively, associated with non-related acquisitions for fiscal 2002.

The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 2002 or of future operating results. Financial information prepared in accordance with U.S. GAAP for Recourse was not available due to insufficient record-keeping during the interim and annual periods in fiscal 2002 and interim periods in 2003 and, as such, has not been included in this pro forma information. Pro forma information for SecurityFocus and Mountain Wave was not presented, as the SecurityFocus and Mountain Wave acquisitions were deemed not significant.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

	Year Ended March 31,

(In thousands, except net income per share data; unaudited)	2003	2002

Net revenues	$1,413,762	$1,080,093
Net income	$244,117	$151,509
Basic net income per share	$1.68	$1.06
Diluted net income per share	$1.51	$0.99

Divestiture of the Web Access Management Product Line

On August 24, 2001, we sold assets and transferred liabilities and employees related to our web access management product line to PassGo Technologies, Ltd for approximately $1.1 million in cash, resulting in a pre-tax gain of approximately $0.4 million on the divestiture, which was recorded in income, net of expense, from sale of technologies and product lines on the Consolidated Statements of Operations.

We also entered into an exclusive license and option agreement with PassGo whereby they licensed our web access management technology products. In consideration for the license, PassGo is required to pay us quarterly royalties based on their net revenue starting at 30% and declining to 10% over a four-year period. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we are recognizing these royalties as payments are due. PassGo has an option to purchase the technology at a price starting at $18.8 million and declining to $3.3 million over a four-year period. These payments, if any, will be recorded in income, net of expense, from sale of technologies and product lines.

During fiscal 2003 and 2002, we recorded approximately $1.8 million and $1.1 million for the amortization of the developed technology related to the web access management products in income, net of expense, from sale of technologies and product lines. During the December 2002 quarter, we also wrote off approximately $2.7 million of developed technology related to the web access management products due to impairment.

Divestiture of ACT! Product Line

On December 31, 1999, we licensed substantially all of the ACT! product line technology to Interact Commerce Corporation for a period of four years. In addition, we sold the inventory and fixed assets related to the ACT! product line to Interact. In consideration for the license and assets, Interact transferred to us 623,247 shares of its unregistered common stock, valued at approximately $20.0 million. During the March 2001 quarter, Interact entered into a plan to merge with The Sage Group plc and we recorded a loss of approximately $12.5 million as other expense on the Condensed Consolidated Statements of Operations related to the other than temporary decline in value of our investment in Interact. As a result of the merger, we received approximately $7.5 million upon the surrender of the Interact shares in July 2001.

In addition to the shares received from Interact, Interact is required to pay us quarterly royalty payments for four years. Interact will pay these royalties based on future revenues set forth in the license, up to an aggregate maximum of $57.0 million. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we are recognizing these royalties as payments are due. We recorded approximately $10.5 million, $15.5 million and $19.3 million of royalty payments during fiscal 2003, 2002 and 2001, respectively, in income, net of expense, from sale of technologies and product lines. At the end of the four-year period, Interact has the exclusive option, for a period of 30 days, to purchase the licensed technology from us for $60 million less all royalties paid to us to date.

Other Royalties and Transition Fees

In accordance with individual transition agreements, PassGo, and Interact paid us royalties and/or fees for invoicing, collecting receivables, shipping and other operational and support activities. We recorded approximately $0.8 million, $0.7 million and $0.8 million for these royalties and/or fees during fiscal 2003, 2002 and 2001, respectively, in income, net of expense, from sale of technologies and product lines.

Divestiture of Electronic Forms

During September 1996, we sold our electronic forms software product line and related tangible assets to JetForm Corporation, payable in installments through the June 2000 quarter. We received installment payments from JetForm of approximately $0.4 million during fiscal 2001. Due to the uncertainty regarding the ultimate collectibility of these installments, we recognized the related amounts as payments were due and collectibility was assured from JetForm. Installment payments from JetForm were recorded in income, net of expense, from sale of technologies and product lines.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

The components of income, net of expense, from sale of technologies and product lines were as follows:

	Year Ended March 31,

(In thousands)	2003	2002	2001

Royalties from Interact	$10,500	$15,500	$19,250
Gain on divestiture of web access management product line	—	392	—
Amortization and write-off of developed technology related to web access management product line	(4,462)	(1,050)	—
Other royalties and transition fees	840	694	801
Payments from JetForm	—	—	397

Income, net of expense, from sale of technologies and product lines	$6,878	$15,536	$20,448

Note 4. Goodwill, Acquired Product Rights and Other Intangible Assets

With the adoption of SFAS No. 142, we ceased the amortization of goodwill and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. Accordingly, there was no amortization of goodwill and acquired workforce-in-place during fiscal 2003.

The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and acquired workforce-in-place, net of the related income tax effect:

	Year Ended March 31,

(In thousands, except per share data)	2003	2002	2001

Net income (loss), as reported	$248,438	$(28,151)	$63,936
Amortization of goodwill and acquired workforce-in-place, net of tax benefit of $0, $2,745 and $1,977, respectively	—	196,894	70,271

Net income, as adjusted	$248,438	$168,743	$134,207

Net income (loss) per share — basic, as reported	$1.71	$(0.20)	$0.49
Amortization of goodwill and acquired workforce-in-place, net of tax benefit	—	1.38	0.55

Net income per share — basic, as adjusted	1.71	1.18	1.04
Effect of dilutive securities	(0.17)	(0.08)	(0.06)

Net income per share — diluted, as adjusted	$1.54	$1.10	$0.98

Shares used to compute net income (loss) per share — basic, as adjusted	145,395	143,604	129,474
Shares issuable from assumed conversion of options	7,748	7,593	7,000
Shares issuable from assumed conversion of convertible subordinated notes	17,575	7,580	—

Shares used to compute net income per share — diluted, as adjusted	170,718	158,777	136,474

For fiscal year 2003 and 2002, net income per share (diluted), as adjusted is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated notes, net of income tax, of $14.4 million and $6.2 million for fiscal year 2003 and 2002, respectively.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Goodwill by operating segment was as follows (in thousands):

	Enterprise	Enterprise	Consumer
	Security	Administration	Products	Services	Total

Balance, as of April 1, 2002	$505,960	$8,377	$9,332	$2,199	$525,868
Goodwill acquired during fiscal year 2003:
Riptech	—	—	—	117,770	117,770
Recourse	109,265	—	—	—	109,265
SecurityFocus	64,318	—	—	—	64,318
Mountain Wave	17,320	—	—	—	17,320
Lindler & Pelc	—	—	—	59	59
Goodwill adjustments	(217)	—	—	(934)	(1,151)

Balance, as of March 31, 2003	$696,646	$8,377	$9,332	$119,094	$833,449

Goodwill is tested for impairment on an annual basis. We performed the initial goodwill impairment test required by SFAS No. 142 during the June 2002 quarter and determined that there was no impairment of goodwill recorded upon implementation of SFAS No. 142. We also completed our annual goodwill impairment test during the March 2003 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist. In connection with the September 2002 quarter acquisitions, we recorded approximately $308.7 million of goodwill. Subsequently during the December 2002 quarter, we recorded goodwill adjustments of $1.2 million due to revised estimates related to certain liabilities.

Acquired product rights and other intangible assets subject to amortization were as follows:

	March 31,	March 31,
(In thousands)	2003	2002

Acquired product rights, net:
Acquired product rights	$165,642	$125,589
Less: accumulated amortization	(92,517)	(60,370)

	$73,125	$65,219

Other intangible assets, net:
Other intangible assets	12,300	9,700
Less: accumulated amortization	(7,496)	(4,709)

	$4,804	$4,991

During fiscal 2003, we recorded approximately $42.7 million of product rights, offset by a write-off of $2.7 million of developed technology related to the web access management products that were divested during fiscal 2002. During fiscal 2002, we recorded approximately $1.1 million of non-acquisition acquired product rights, which was offset by a write-off of $0.8 million of net workforce-in place related to the divestiture of our web access management product line.

During fiscal 2003, amortization expense for acquired product rights was approximately $32.1 million, of which $30.4 million and $1.8 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively. During fiscal 2002, amortization expense for acquired product rights was approximately $32.2, of which $31.1 million and $1.1 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively. During fiscal 2001, amortization expense for acquired product rights was approximately $17.3 million and was recorded in cost of revenues.

Amortization expense for other intangible assets (customer base, tradenames and marketing-related assets) was $2.8 million, $2.1 million and $1.4 million during fiscal 2003, 2002 and 2001, respectively.

The estimated annual amortization expense for acquired product rights is $32.7 million, $23.7 million, $10.0 million, $5.6 million and $1.1 million for fiscal year 2004, 2005, 2006, 2007 and 2008, respectively, based upon existing acquired product rights. The estimated annual amortization expense for other intangible assets is $2.6 million, $1.5 million, $0.5 million and $0.2 million for fiscal year 2004, 2005, 2006 and 2007, respectively, based upon existing other intangible assets.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Note 5. Investments

Cash Equivalents, Short-term Investments and Trading Investments

All cash equivalents and short-term investments were classified as available-for-sale securities, except for our trading securities. We maintain a trading asset portfolio in connection with our executive deferred compensation arrangements that consists of marketable equity securities, which had a fair value of approximately $1.9 million and $1.1 million as of March 31, 2003 and 2002, respectively. Any activity related to these trading assets has a corresponding effect on the carrying value of the related deferred compensation liability. These trading assets have not been separately disclosed on the balance sheet due to their immaterial amounts and were instead included in the following tabular disclosures.

The estimated fair value of the cash equivalents and short-term investments consisted of the following:

	March 31,

(In thousands)	2003	2002

Corporate securities	$688,805	$478,632
Taxable auction rate securities	258,250	226,906
Money market funds	151,307	201,107
Asset backed securities	176,860	168,427
Corporate bonds	63,448	104,015
US government and government-sponsored securities	218,082	65,089
Bank securities and deposits	37,219	7,845

Total available-for-sale and trading investments	1,593,971	1,252,021
Less: amounts classified as cash equivalents	(182,919)	(256,207)

	$1,411,052	$995,814

The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 31, 2003 was as follows:

(In thousands)

Due in one year or less	$1,451,785
Due after one year and through 3 years	142,186

$1,593,971

Fair values of cash equivalents, short-term investments and trading assets approximate cost primarily due to the short-term maturities of the investments and the absence of changes in security credit ratings.

As of March 31, 2003 and 2002, we held no publicly traded equity securities. As of March 31, 2001, equity securities of approximately $7.5 million consisted of 623,247 shares of Interact. During the March 2001 quarter, Interact entered into a plan to merge with The Sage Group plc and we recorded a loss of approximately $12.5 million as other expense related to the other than temporary decline in value of our investment in Interact. As a result of the merger, we received approximately $7.5 million upon the surrender of the Interact shares in July 2001.

Unrealized gains and losses on available-for-sale securities were reported as a component of stockholders’ equity and were approximately $1.7 million and $0.7 million as of March 31, 2003 and 2002, respectively.

Unregistered Equity Investments

As of March 31, 2003 and 2002, we held equity investments with a carrying value of approximately $10.5 million in six privately held companies and $8.4 million in three privately held companies, respectively. These investments were recorded at cost as we do not have significant influence over the investee and are classified as other long-term assets on the Consolidated Balance Sheets.

During the September 2002 and March 2001 quarters, we recognized a decline in value of approximately $0.8 million and $12.6 million, respectively, determined to be other than temporary on certain privately held investments. Also during the March 2001 quarter, we recorded a gain of approximately $0.9 million on another investment, as a result of this privately held company being acquired by another entity. This investment was acquired as a result of our acquisition of AXENT. The other than temporary decline in value and gain on investments were recorded as other expense, net on the Consolidated Statements of Operations.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Derivative Financial Instruments

During the periods covered by the consolidated financial statements, we did not use any derivative instrument for trading purposes. We utilize some natural hedging to mitigate our exposures and we manage certain residual balance sheet exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. The fair value of forward foreign exchange contracts approximates cost due to the short maturity periods. As of March 31, 2003, the notional amount of our forward foreign exchange contracts was approximately $67.3 million, all of which mature in 35 days or less. We do not hedge our foreign currency translation risk.

Note 6. Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were approximately $584.6 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. During fiscal 2003, an immaterial principal amount of our notes were converted into shares of our common stock. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of approximately $15.8 million, related to the notes, is amortized on a straight-line basis through November 1, 2006. We have reserved approximately 17.6 million shares of common stock for issuance upon conversion of the notes.

Note 7. Commitments

We lease certain of our facilities and equipment under operating leases that expire at various dates through 2018. We currently sublease some space under various operating leases that will expire at various dates through 2013.

The future fiscal year minimum operating lease commitments were as follows as of March 31, 2003:

(In thousands)

2004	$31,306
2005	24,069
2006	19,036
2007	15,322
2008	8,650
Thereafter	7,291

Operating lease commitments	105,674
Sublease income	(20,120)

Net operating lease commitments	$85,554

Based on existing subleases, we expect to record future sublease income of approximately $6.6 million, $5.5 million, $3.5 million, $2.3 million, $0.5 million and $1.7 million during fiscal 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

Rent expense charged to operations totaled approximately $28.8 million, $25.2 million and $22.9 million during fiscal 2003, 2002 and 2001, respectively.

In March 2003, we terminated our operating lease obligations for four facilities located in Cupertino, California, Springfield, Oregon, and Newport News, Virginia by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively.

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Note 9. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of March 31, 2003, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. During fiscal 2003, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. During fiscal 2002, we repurchased 9.6 million shares at prices ranging from $17.78 to $24.50 per share, for an aggregate amount of approximately $204.4 million. During fiscal 2001, we repurchased 10.0 million shares at prices ranging from $23.04 to $25.58 per share, for an aggregate amount of approximately $244.4 million.

Note 10. Net Income (Loss) per Share

The components of net income (loss) per share were as follows:

	Year Ended March 31,

(In thousands, except per share data)	2003	2002	2001

Basic Net Income (Loss) Per Share
Net income (loss)	$248,438	$(28,151)	$63,936

Weighted average number of common shares outstanding during the period	145,395	143,604	129,474

Basic net income (loss) per share	$1.71	$(0.20)	$0.49

Diluted Net Income (Loss) Per Share
Net income (loss)	$248,438	$(28,151)	$63,936
Interest on convertible subordinated notes, net of income tax effect	14,393	—	—

Net income (loss), as adjusted	$262,831	$(28,151)	$63,936

Weighted average number of common shares outstanding during the period	145,395	143,604	129,474
Shares issuable from assumed conversion of options	7,748	—	7,000
Shares issuable from assumed conversion of convertible subordinated notes	17,575	—	—

Total shares for purpose of calculating diluted net income (loss) per share	170,718	143,604	136,474

Diluted net income (loss) per share	$1.54	$(0.20)	$0.47

During fiscal 2003, 2002 and 2001, approximately 0.7 million, 13.8 million and 8.3 million shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income (loss) per share, as the effect would have been anti-dilutive.

During fiscal 2002, approximately 7.6 million shares issuable upon conversion of the 3% convertible subordinated notes were excluded from the computation of diluted net income (loss) per share, as their effect would have been anti-dilutive.

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

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

If the rights become exercisable, each right (other than rights held by the Acquiring Person) will entitle the holder to purchase, at a price equal to the exercise price of the right, a number of shares of our common stock having a then-current value of twice the exercise price of the right. If, after the rights become exercisable, we agree to merge into another entity or we sell more than 50% of our assets, each right will entitle the holder to purchase, at a price equal to the exercise price of the right, a number of shares of common stock of such entity having a then-current value of twice the exercise price.

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

Note 12. Employee Benefits

401(k) Plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 20% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 100% of the first $500 of employees’ contributions and then 50% of the employees’ contribution. The maximum employer match in any given plan year is 3% of the employees’ eligible compensation. Our contributions under the plan were approximately $3.9 million, $4.1 million and $3.0 million during fiscal 2003, 2002 and 2001.

Restricted Shares

During fiscal 1999, we issued 200,000 restricted shares to our current CEO for a purchase price of $0.005 per share, vesting 50% at each anniversary date, with the first anniversary date being April 14, 2000. Unearned compensation equivalent to the market value of the common stock on the date of grant, less par, was charged to stockholders’ equity and was amortized into compensation expense on a straight-line basis over the vesting term. As of March 31, 2003, there were 200,000 shares fully vested and outstanding.

Stock Purchase Plans

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance. The purpose of the plan is to provide executive officers with a convenient means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. Each executive officer may purchase up to 10,000 shares in any fiscal year. As of March 31, 2003, no shares have been issued under the plan.

In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan and reserved a total of 1.0 million shares of common stock for issuance. The plan was subsequently amended by our stockholders on September 15, 1999, to increase the shares available for issuance by approximately 1.5 million shares and to add an “evergreen” provision whereby the number of shares available for issuance increases automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan, provided that the aggregate number of shares issued over the term of the plan does not exceed 16.0 million shares. A total of approximately 8.1 million shares of common stock has been reserved under the plan including an automatic increase of approximately 1.5 million, 1.4 million, 1.5 million and 1.2 million shares on January 1, 2003, 2002, 2001, and 2000 respectively. Subject to certain limitations, our employees may purchase, through payroll deductions of 2% to 10% of their compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the offering period or the end of the purchase period. As of March 31, 2003, approximately 2.6 million shares had been issued and 5.5 million shares remain available under the plan.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Stock Award Plans

In September 2000, our stockholders approved the 2000 Directors Equity Incentive Plan and reserved 50,000 shares of common stock for issuance under this plan. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of March 31, 2003, a total of approximately 22,000 shares had been issued under this plan.

In January 1995, the Board of Directors approved the terms of the 1994 Patent Incentive Plan. The purpose of this plan is to increase awareness of the importance of patents to our business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to us. Our executive officers are not eligible for awards under the 1994 Patent Incentive Plan, and no employee is eligible to receive more than 100,000 shares of common stock at any time during the term of the plan. The Board of Directors reserved 800,000 shares of common stock for issuance under this plan. As of March 31, 2003, a total of approximately 59,000 shares had been issued under this plan.

Stock awards issued under these stock award plans are recorded as compensation expense.

Stock Option Plans

We maintain stock option plans pursuant to which an aggregate total of approximately 83.0 million shares of common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. The purpose of these plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant and the options have a maximum term of ten years and generally vests over a four-year period.

In January 2001, the Board of Directors approved the terms of the 2001 Non-Qualified Equity Incentive Plan, under which we grant options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. Options awarded to insiders, defined as officers, directors or other persons subject to Section 16 of the Securities Exchange Act of 1934, may not exceed in the aggregate fifty (50%) percent of all shares that are available for grant under the plan and employees of the company who are not insiders must receive at least fifty (50%) percent of all shares that are available for grant under the plan. The terms of this plan are similar to those of our 1996 Equity Incentive Plan, except that it was adopted, and may be amended, without stockholder approval. The Board of Directors reserved 6.0 million shares of common stock for issuance under the plan. As of March 31, 2003, approximately 1.7 million options were outstanding under this plan.

In December 2000, as a result of our acquisition of AXENT, we assumed all outstanding AXENT stock options. Each AXENT stock option assumed by us is exercisable for one share of Symantec common stock for each one share of AXENT common stock that was previously subject to the option, at the same exercise price. Each option is otherwise subject to the same terms and conditions as the original grant and generally vests over four years and expires ten years from the date of grant. No further options may be granted under the AXENT plans. As of March 31, 2003, approximately 452,000 options were outstanding.

In July 1999, the Board of Directors approved the terms of the 1999 Acquisition Plan. Options awarded to officers may not exceed in the aggregate thirty (30%) percent of all shares that are available for grant under the plan. The terms of this plan are similar to those of our 1996 Equity Incentive Plan, except that it was adopted, and may be amended, without stockholder approval. The Board of Directors reserved 1.0 million shares of common stock for issuance under the plan. As of March 31, 2003, approximately 213,000 options were outstanding under this plan.

In accordance with the employment agreement dated April 11, 1999 between our current CEO and Symantec, the Board of Directors approved the issuance of a non-qualified stock option to acquire 400,000 shares of common stock to the CEO. The option was granted at 100% of the fair market value on the date of grant, has a term life of ten years and vests over a five-year period. As of March 31, 2003, all 400,000 options were outstanding.

On December 20, 1999 a non-qualified option to acquire 40,000 shares was approved for grant to the CEO and was deemed granted on January 1, 2000. The option was granted at 100% of the fair market value on the date of grant,

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

has a term life of ten years and vests 25% on the first anniversary of the date of grant and 2.0833% each month thereafter. As of March 31, 2003, all 40,000 options were outstanding.

In May 1996, our stockholders approved the 1996 Equity Incentive Plan and subsequently approved amendments to increase the number of shares of common stock reserved for issuance under the plan to a total of approximately 48.9 million shares, including approximately 6.4 million, 7.2 million and 4.8 million shares approved on September 12, 2002, September 12, 2001 and December 15, 2000, respectively. As of March 31, 2003, approximately 20.7 million options were outstanding under this plan.

As of March 31, 2003, of the approximately 24.6 million shares reserved under the 1988 Employee Stock Option Plan, which was superseded by the 1996 Equity Incentive Plan, approximately 111,000 options remain outstanding. Furthermore, of the 900,000 shares reserved under the 1993 Directors Stock Option Plan, 31,000 options remain outstanding. No further options may be granted under these plans.

Stock option activity was as follows:

		Weighted
		Average
		Exercise
	Number	Price Per
(In thousands, except weighted average exercise price per share)	of Shares	Share

Outstanding as of March 31, 2000	20,038	$16.34
Granted	18,334	19.57
Exercised	(3,542)	10.30
Canceled	(3,102)	20.88

Outstanding as of March 31, 2001	31,728	18.43
Granted	8,450	30.26
Exercised	(8,254)	14.56
Canceled	(3,140)	20.67

Outstanding as of March 31, 2002	28,784	22.77
Granted	3,548	36.12
Exercised	(6,390)	18.92
Canceled	(2,323)	26.83

Outstanding as of March 31, 2003	23,619	$25.42

     Stock option balances were as follows:

(In thousands)	March 31,

	2003	2002

Authorized and/or outstanding	38,030	38,511
Available for future grants	14,864	9,727
Exercisable and vested	9,287	8,434

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

The following table summarizes information about options outstanding as of March 31, 2003:

	Outstanding Options			Exercisable Options

		Weighted
		average	Weighted		Weighted
	Number of	contractual	average	Number of	average
	shares (in	life	exercise	shares (in	exercise
Range of Exercise Prices	thousands)	(in years)	price	thousands)	price

$4.50 - $17.25	4,850	6.27	$12.16	3,095	$11.34
17.28 - 22.22	4,969	7.70	18.43	1,813	18.48
22.28 - 32.18	4,846	7.75	28.31	2,013	27.89
32.32 - 33.66	5,024	8.77	32.90	983	32.86
33.71 - 47.92	3,930	8.24	37.48	1,383	35.19

	23,619	7.73	$25.42	9,287	$22.15

These options will expire if not exercised by specific dates through March 2013. Prices for options exercised during the three years ended March 31, 2003 ranged from $2.81 to $40.19.

We elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our consolidated financial statements.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called “options,” granted subsequent to March 31, 1995 under the fair value method of that statement. The fair value of options granted during fiscal 2003, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans

	2003	2002	2001	2003	2002	2001

Expected life (years)	5.23	5.62	5.01	0.50	0.50	0.50
Expected volatility	0.72	0.76	0.71	0.59	0.80	0.84
Risk free interest rate	3.12%	4.60%	4.50%	1.35%	2.70%	6.00%

The weighted average estimated fair values of employee stock options granted during fiscal 2003, 2002 and 2001 were approximately $22.36, $20.66 and $12.70 per share, respectively. The weighted average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2003, 2002 and 2001 were approximately $17.85, $14.56 and $10.53, respectively.

For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and the six-month purchase period, for stock purchases under the Employee Stock Purchase Plan. Options assumed as a result of our acquisition of AXENT were not included in the estimated fair value. Shares purchased through the AXENT Purchase Plan subsequent to the closing date of the AXENT acquisition were included in the estimated fair value and were included in the pro forma information in the Summary of Significant Accounting Policies under Stock-Based Compensation.

Note 13. Restructuring, Site Closures and Other

Restructuring, site closures and other consisted of the following:

	Year Ended March 31,

(In thousands)	2003	2002	2001

Employee severance and outplacement	$8,621	$2,639	$3,524
Excess facilities and equipment	2,468	17,789	140

Total restructuring, site closures and other	$11,089	$20,428	$3,664

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

During the March 2003 quarter, we recorded approximately $3.4 million for the costs of severance, related benefits and outplacement services primarily associated with the relocation of certain development, sales and finance activities and the realignment of certain worldwide marketing efforts. As a result, we terminated 122 employees. In addition, we recorded approximately $3.0 million for exit costs associated with the consolidation of certain facilities in the United States. As of March 31, 2003, we had an accrual of approximately $3.2 million outstanding related to severance, benefits and outplacement services, and $1.5 million related to rent and related exit costs of the facilities.

During the September 2002 quarter, we recorded approximately $0.7 million for the costs of severance, related benefits and outplacement services associated with the reduction in operations of our San Antonio, Texas site. As a result, we terminated 51 employees. As of March 31, 2003, all costs have been paid with the exception of an immaterial amount related to outplacement service charges.

During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of this relocation, we terminated 251 employees. This estimate was subsequently revised in the September 2002 quarter, resulting in a reduction in severance, related benefits and outplacement services accrual by approximately $0.9 million. As of March 31, 2003, we had an accrual of approximately $0.1 million outstanding related to severance, related benefits and outplacement service charges.

Details of the fiscal 2003 restructuring, site closures and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/03

Employee severance and outplacement	Cash	$9,606	$(5,304)	$(944)	$3,358
Excess facilities and fixed assets	Cash/non-cash	3,507	(1,999)	—	1,508

Total restructuring, site closures, and other		$13,113	$(7,303)	$(944)	$4,866

During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related abandoned fixed asset and leasehold improvement write-offs. These estimates were subsequently revised in the March 2003, December 2002 and September 2002 quarters, resulting in a net reduction in the facility related accrual by approximately $0.3 million, ($0.4) million and ($1.2) million, respectively. As of March 31, 2003, we had an accrual of approximately $2.8 million outstanding related to rent and exit costs of the facilities.

Also during the March 2002 quarter, we recorded approximately $1.0 million for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, we terminated 29 employees. As of September 30, 2002, all costs had been paid with the exception of an immaterial amount for related outplacement services.

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. These estimates were subsequently revised in the September 2002 quarter, resulting in an increase in the facility related accrual by approximately $0.2 million. As of March 31, 2003, we had an accrual of approximately $4.4 million outstanding related to rent and related exit costs of the facilities.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to various restructurings as we continued the integration of AXENT into our operations. As a result, we terminated 58 employees. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter. As of December 31, 2002, all costs have been paid with the exception of an immaterial amount related to the abandoned facilities.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Details of the fiscal 2002 restructuring, site closures and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/03

Employee severance and outplacement	Cash	$2,639	$(2,598)	$(41)	$—
Excess facilities	Cash/non-cash	17,789	(9,463)	(1,039)	7,287

Total restructuring, site closures and other		$20,428	$(12,061)	$(1,080)	$7,287

During the March 2001 quarter, we reorganized various operating functions, thereby terminating 50 employees, and recorded approximately $1.1 million for the costs of severance, related benefits and outplacement services. In addition, we provided approximately $1.2 million for costs of severance and related benefits for six members of our senior management due to a realignment of certain responsibilities. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter.

During the December 2000 quarter, we reduced a portion of our operations in Toronto, thereby terminating 10 employees, and recorded approximately $400,000 for the costs of severance, related benefits and abandonment of certain equipment. In addition, approximately $900,000 was provided for costs of severance and related benefits for four members of our senior management due to a realignment of certain responsibilities. These severance and related benefits were paid by the end of the March 2001 quarter.

Details of the fiscal 2001 restructuring, site closures and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/03

Employee severance and outplacement	Cash	$3,524	$(3,524)	$—	$—
Excess equipment	Non-cash	140	(140)	—	—

Total restructuring, site closures and other		$3,664	$(3,664)	$—	$—

The exit plans associated with each of the reductions in workforce and facility closures above specifically identified all the significant actions, including:

•	the names of individuals who would not continue employment with us;

•	the termination dates and severance packages for each terminating employee;

•	the date we would vacate the facilities which were under existing operating leases; and

•	the specific excess equipment, furniture, fixtures and leasehold improvements to be disposed.

Employee severance and outplacement was primarily comprised of severance packages for employees who were terminated as a result of the restructurings. As part of each restructuring, we specifically identified those individuals who would not continue employment with us. The severance periods ranged from one to six months. The total cost of the severance packages was accrued and included in a restructuring charge after the identified employees had their severance packages communicated to them. Additionally, we accrued estimated costs associated with outplacement services to be provided to terminating employees, as these costs have no future economic benefit to us. The remaining accrual as of March 31, 2003 was primarily for outstanding severance, benefits and outplacement costs and will be paid by the first quarter of fiscal 2004.

Excess facilities and equipment included 1) remaining lease payments associated with building leases subsequent to their abandonment dates, 2) net of estimated sublease income, and/or 3) estimated lease termination costs. The cash outlays for these leases are to be made over the remaining term of each lease, unless a lease termination payment is required. In addition, we wrote off the carrying value of site-specific equipment, furniture, fixtures and leasehold improvements, which would no longer be utilized. The accrual as of March 31, 2003 relates primarily to the remaining lease payments, net of estimated sublease income, which will be paid over the remaining lease term subsequent to the abandonment of each facility through fiscal year 2007.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Note 14. Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended March 31,

(In thousands)	2003	2002	2001

Current:
Federal	$58,732	$24,508	$55,019
State	15,045	9,543	14,741
International	45,809	26,045	30,411

	119,586	60,096	100,171
Deferred:
Federal	(620)	13,802	(16,677)
State	(2,465)	1,512	(5,386)
International	(1,308)	(1,761)	(1,264)

	(4,393)	13,553	(23,327)

	$115,193	$73,649	$76,844

The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes was as follows:

	Year Ended March 31,

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	15.8	4.3
Acquired in-process research and development charges with no tax benefit	—	—	5.5
Non-deductible goodwill amortization	—	148.5	16.8
Foreign earnings taxed at less than the federal rate	(5.7)	(30.8)	(11.5)
Valuation allowance for potential non-deductible loss on investment	—	—	3.1
Research tax credits	—	(2.2)	(0.7)
Benefit of exempt foreign sales income	—	(2.0)	(0.2)
Other, net	0.3	(2.4)	2.3

	31.7%	161.9%	54.6%

The principal components of deferred tax assets were as follows:

	March 31,

(In thousands)	2003	2002

Deferred tax assets:
Tax credit carryforwards	$8,712	$1,618
Net operating loss carryforwards of acquired companies	43,874	25,029
Other accruals and reserves not currently tax deductible	49,485	37,421
Deferred revenue	21,000	9,736
Loss on investments not currently tax deductible	10,375	10,199
Other	7,117	10,675

	140,563	94,678
Valuation allowance	(5,111)	(5,111)

Deferred tax assets	135,452	89,567
Deferred tax liabilities:
Acquired intangible assets	(13,010)	(11,353)
Tax over book depreciation	(8,012)	(1,697)
Unremitted earnings of foreign subsidiaries	(14,160)	(1,689)

Net deferred tax assets	$100,270	$74,828

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Realization of a significant portion of approximately $100.3 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the U.S. and certain foreign jurisdictions, and the implementation of tax planning strategies. The valuation allowance remained unchanged during fiscal 2003 and 2002.

As of March 31, 2003, we have tax credit carryforwards of approximately $8.7 million that expire in fiscal 2004 through 2008. In addition, we have net operating loss carryforwards attributable to various acquired companies of approximately $111.4 million that expire in fiscal 2011 through 2022. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized.

Pretax income from international operations was approximately $225.4 million, $168.4 million and $144.9 million for fiscal 2003, 2002 and 2001, respectively.

No provision has been made for federal or state income taxes on approximately $490.6 million of cumulative unremitted earnings of certain of our foreign subsidiaries as of March 31, 2003, since we plan to indefinitely reinvest these earnings. As of March 31, 2003, the unrecognized deferred tax liability for these earnings was approximately $127.6 million.

Note 15. Litigation

On March 28, 2003, Ronald Pearce filed a lawsuit on behalf of himself and purportedly on behalf of the general public of the United States and Canada in the California Superior Court, Santa Clara County, alleging violations of California Business and Professions Code section 17200 and false advertising in connection with our WinFax Pro product. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorney fees. We intend to defend the action vigorously.

On February 27, 2003, PowerQuest Corporation filed a lawsuit against us in the United States District Court, District of Utah, alleging that our Ghost product infringes a patent owned by them. The complaint seeks damages and injunctive relief. We intend to defend the action vigorously.

On February 7, 2003, Cathy Baker filed a lawsuit against us, Microsoft and two retailers in the California Superior Court, Marin County, purportedly on behalf of the general public of California and of a class of certain purchasers of software products. An amended complaint filed in May 2003 adds Greg Johnson as plaintiff and Adobe Systems and another retailer as defendants. The complaint alleges that our refund policies violate consumer warranty and unfair business practice laws. The lawsuit seeks damages, rescission and injunctive relief, as well as costs and attorney fees. We intend to defend the action vigorously.

On November 29, 2002, William Pereira filed a purported class action lawsuit against a local retailer and us in the Supreme Court of New York, New York County, alleging breach of contract and deceptive business practices in connection with rebates offered by us. The complaint was served March 26, 2003. The complaint seeks damages, costs and attorney fees. We intend to defend the action vigorously.

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

On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and in February 2003, the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case. We intend to defend the action vigorously.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and our request for further review of that decision was also denied. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. In January 2003, we paid the judgment, interest and costs of approximately $7.4 million. We expect to pay the remaining accrued balance of costs upon further determination by the court. As of March 31, 2003, we believe that we have adequately accrued for both the damages and costs.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest Corporation, against Quarterdeck, which we acquired in March 1999. The complaint alleges that Quarterdeck’s partitioning software, included in Partition-It and Partition-It Extra Strength, violated a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff has added us as a defendant and seeks an injunction against distribution of the Partition-It and Partition-It Extra Strength products and monetary damages. We intend to defend the action vigorously.

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

The total amount of legal and settlement expenses accrued as of the respective year-ends, and the amounts expensed for the years then ended, were as follows:

Balance as of March 31, 2003	$6.4 million	Amount expensed during fiscal 2003	$11.8 million

Balance as of March 31, 2002	$12.5 million	Amount expensed during fiscal 2002	$9.0 million

Balance as of March 31, 2001	$ 8.4 million	Amount expensed during fiscal 2001	$3.4 million

The legal expenses accrued by us are deemed probable because the lawsuits have been filed, management has determined its plans of action with regards to the cases and, accordingly, knows that it will incur legal expenses related to the particular lawsuit. Utilizing the assumptions noted in Summary of Significant Accounting Policies under Legal Expenses, management is able to estimate a minimum amount of legal fees to be incurred in these lawsuits.

Note 16. Segment Information

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

The Enterprise Security segment focuses on providing Internet security technology, global response and services necessary for organizations to manage their information security needs. The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. The Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security expertise and global resources. The Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill (through March 31, 2002) and other intangible assets, debt issuance costs and other assets and charges, such as acquired in-process research and development, legal judgments and settlements and restructuring and site closures which are not charged to the other operating segments.

We shifted our focus to these operating segments during fiscal 2000, with additional realignment in fiscal 2003, 2002 and 2001. Due to this change, we have presented the fiscal 2002 and 2001 segment information to conform to our current segments. In addition, we have appropriately presented the amortization of other intangible assets by segment for fiscal 2002.

The accounting policies of the segments are the same as those described in the summary of significant accounting polices, with the exception of the amortization of acquired product rights, which is included entirely in our Other segment. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. The majority of our assets and liabilities are not discretely allocated or reviewed by segment. The depreciation and amortization of our property, equipment and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

	Enterprise	Enterprise	Consumer			Total
(In thousands)	Security	Administration	Products	Services	Other	Company

Fiscal 2003
Revenue from external customers	$593,552	$215,017	$570,266	$26,377	$1,734	$1,406,946
Operating income (loss)	119,226	160,077	293,695	(26,099)	(205,387)	341,512
Depreciation & amortization expense	12,206	373	3,414	3,103	73,945	93,041
Fiscal 2002
Revenue from external customers	454,925	222,543	376,137	10,905	6,928	1,071,438
Operating income (loss)	108,267	155,495	155,370	(24,042)	(387,049)	8,041
Depreciation & amortization expense	10,789	439	2,741	631	258,267	272,867
Fiscal 2001
Revenue from external customers	282,769	230,644	330,363	2,280	7,498	853,554
Operating income (loss)	35,767	169,108	128,539	(4,920)	(218,894)	109,600
Depreciation & amortization expense	7,608	243	3,612	93	109,285	120,841

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Geographical Information

	Year Ended March 31,

(In thousands)	2003	2002	2001

Net revenues from external customers:
United States	$714,111	$566,837	$440,512
Other foreign countries	692,835	504,601	413,042

	$1,406,946	$1,071,438	$853,554

	March 31,

(In thousands)	2003	2002

Long-lived assets (excluding restricted investments and deferred income taxes):
United States	$1,186,071	$735,122
United Kingdom	31,380	29,240
Ireland	27,902	23,394
Japan	6,002	5,340
Canada	1,128	1,021
Other foreign countries	17,115	15,149

	$1,269,598	$809,266

Significant Customers

The following distributors covered all segments and accounted for more than 10% of net revenues during fiscal 2003, 2002 and 2001:

	Year Ended March 31,

	2003	2002	2001

Ingram Micro, Inc.	26%	23%	26%
Tech Data Corp.	15	11	*

*Amount is less than 10% of net revenues.

Note 17. Reclassifications of Previously Reported Financial Information

We have reclassified certain previously reported amounts to conform to the current presentation format with no impact on net income (loss).

In accordance with SFAS No. 142, we recharacterized acquired workforce-in-place and the related deferred tax liability as goodwill. For comparative purposes, we have reclassified the related balances as of March 31, 2002 in the consolidated balance sheet and in Note 1, Note 4 and Note 16 (Geographical Information).

We also reclassified from other accrued expenses to other long-term obligations the long-term portion of certain lease payments related to facilities abandoned during the March 2002 quarter. We have reclassified the related balances as of March 31, 2002 in the consolidated balance sheet.

Subsequent to March 31, 2002, we revised our methodology for allocating certain costs, including the allocation of technical support costs between sales and marketing expenses and cost of revenues and the allocation of certain general and administrative expenses between cost of revenues and operating expenses. As a result, we have reclassified the related balances for the years ended March 31, 2002 and 2001 in the consolidated statements of operations and in Note 2.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

A summary of reclassifications of the consolidated balance sheet as of March 31, 2002 and the consolidated statements of operations for the years ended March 31, 2002 and 2001 was as follows:

Consolidated Balance Sheet

	March 31, 2002

	As Originally	As Reclassified in
(In thousands)	Reported	2003 Form 10-K

Deferred income taxes (long-term)	$3,152	$6,207
Acquired product rights, net	72,193	65,219
Goodwill, net	521,949	525,868
Other accrued expenses	70,745	66,422
Total current liabilities	579,098	574,775
Other long-term obligations	$3,631	$7,954

Consolidated Statements of Operations

	Year Ended March 31,

	2002		2001

	As Originally	As Reclassified in	As Originally	As Reclassified in
(In thousands)	Reported	2003 Form 10-K	Reported	2003 Form 10-K

Cost of revenues	$194,610	$195,903	$123,860	$131,999
Gross margin	876,828	875,535	729,694	721,555
Sales and marketing	428,495	425,951	349,921	341,456
General and administrative	53,880	55,131	44,784	45,110
Total operating expenses	$868,787	$867,494	$620,094	$611,955

Note 18. Subsequent Events

On April 17, 2003, we purchased certain assets related to Roxio Inc.’s GoBack computer recovery software business for approximately $13.0 million in cash.

Also on May 13, 2003, we entered into an agreement to acquire Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million in cash. We expect to complete the acquisition in the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 16, 2003	SYMANTEC CORPORATION
(Registrant)

	By	/s/ John W. Thompson

(John W. Thompson,
Chairman and Chief
Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ John W. Thompson	Chairman, Chief Executive Officer and Director	June 16, 2003
(John W. Thompson.)

Chief Financial Officer and Chief Accounting Officer:

/s/ Gregory Myers	Chief Financial Officer and Senior Vice President of Finance	June 16, 2003
(Gregory Myers)

Additional Directors:

/s/ Tania Amochaev	Director	June 16, 2003
(Tania Amochaev)

/s/ William T. Coleman III	Director	June 16, 2003
(William T. Coleman III)

/s/ Per-Kristian Halvorsen	Director	June 16, 2003
(Per-Kristian Halvorsen)

/s/ David L. Mahoney	Director	June 16, 2003
(David L. Mahoney)

/s/ Robert S. Miller	Director	June 16, 2003
(Robert S. Miller)

/s/ Bill Owens	Director	June 16, 2003
(Bill Owens)

/s/ Georges Reyes	Director	June 16, 2003
(Georges Reyes)

/s/ Daniel H. Schulman	Director	June 16, 2003
(Daniel H. Schulman)

CERTIFICATIONS

I, John W. Thompson, certify that:

1.	I have reviewed this annual report on Form 10-K of Symantec Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003	/s/ John W. Thompson

John W. Thompson
Chairman and Chief Executive Officer

I, Gregory Myers, certify that:

1.	I have reviewed this annual report on Form 10-K of Symantec Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

June 16, 2003	/s/ Gregory Myers

Gregory Myers
Chief Financial Officer and
Senior Vice President of Finance

Schedule II

SYMANTEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Period	Expenses*	Write-offs	of Period

Allowance for doubtful accounts:
Year ended March 31, 2001	$6,444	$3,287	$(1,392)	$8,339
Year ended March 31, 2002	8,339	2,349	(607)	10,081
Year ended March 31, 2003	10,081	456	(784)	9,753

*During fiscal 2001, amount represents a balance sheet increase in allowance for doubtful accounts as a result of a balance acquired from our acquisition of AXENT. Bad debt expense was not significant during fiscal 2001.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.01	Agreement and Plan of Merger between Symantec Corporation, Apache Acquisition Corp. and Axent Technologies, Inc. dated as of July 26, 2000.	S-4	333-46264	2.01	09/20/00

3.01	Symantec Corporation Restated Certificate of Incorporation.					X

3.02	Symantec Corporation Certificate of Amendment of Restated Certificate of Incorporation					X

3.03	Symantec Corporation Bylaws, as amended and restated effective August 11, 1998.	8-K		3.1	08/19/98

4.01	Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders.	S-4	33-35385	4.02	06/13/90

4.02	Amendment No. One to Registration Rights Agreement.					X

4.03	Amendment No. Two to Registration Rights Agreement.					X

4.04	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares.	8-A		4.1	08/19/98

4.05	Form of Note for Symantec Corporation 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.08	01/22/02

4.06	Indenture between Symantec Corporation, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.09	01/22/02

4.07	Registration Rights Agreement between Symantec Corporation and Credit Suisse First Boston Corporation dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.10	01/22/02

10.01	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1.	S-1	33-28655	10.17	05/19/89 06/21/89

10.02	Amended Agreement Respecting Certain Rights of Publicity.	S-4	33-35385	10.04	06/13/90

10.03 *	Symantec Corporation Section 401(k) Plan, Summary Plan Description, amended as of August 1, 2000.	10-K		10.03	06/14/02

10.04 *	Form of Stock Option Agreement and Form of Stock Option Exercise Request, as currently in effect, under Symantec Corporation 1988 Employees Stock Option Plan.	S-4	33-35385	10.10	06/13/90

10.05 *	Symantec Corporation 1988 Employees Stock Option Plan, as amended to date.	S-8	33-88694	4.02	01/23/95

10.06 *	Symantec Corporation 1993 Directors Stock Option Plan, as amended.	10-Q		10.07	09/30/94

10.07 *	Symantec Corporation 1994 Patent Incentive Plan.	S-8	33-60141	4.01	06/09/95

10.08 *	Symantec Corporation 1996 Equity Incentive Plan, as amended October 15, 2002.	10-Q		10.01	11/12/02

* Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.09 *	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996.	10-K		10.11	06/24/97

10.10 *	Symantec Corporation 1998 Employee Stock Purchase Plan.	S-8	333-52200	99.2	12/19/00

10.11 *	Symantec Corporation Acquisition Plan, dated July 15, 1999.	S-8	333-31526	4.03	03/02/00

10.12 *	Symantec Corporation 2000 Directors Equity Incentive Plan.	S-8	333-47648	99.1	10/10/00

10.13 *	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.	S-8	333-56874	99.1	03/12/01

10.14 *	2002 Executive Officers’ Stock Purchase Plan.	10-Q		10.02	11/12/02

10.15 *	Supplemental Option Vesting and Severance Arrangement terms and conditions between Symantec Corporation and Greg Myers.	10-K		10.63	07/01/99

10.16 *	Employment Agreement between Symantec Corporation and John W. Thompson.	10-K		10.67	07/01/99

10.17 *	Symantec Corporation Restricted Stock Purchase Agreement with John W. Thompson, dated April 14, 1999.	S-8	333-31632	4.03	03/03/00

10.18 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999.	S-8	333-31540	4.03	03/03/00

10.19 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated January 1, 2000.	S-8	333-102096	99.3	12/20/02

10.20 *	Employment offer by and between Symantec Corporation and Gail Hamilton.	10-Q		10.03	08/11/00

10.21 *	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.	10-Q		10.02	02/07/02

10.22 *	Symantec Corporation Executive Severance Plan.	10-K		10.93	06/22/01

10.23 *	FY03 Executive Annual Incentive Plan – Chief Executive Officer.	10-K		10.31	06/14/02

10.24 *	FY03 Executive Annual Incentive Plan – President and Chief Operating Officer.	10-K		10.32	06/14/02

10.25 *	FY03 Executive Annual Incentive Plan – Vice President Plan (grades 15, 16, 18 & 20).	10-K		10.33	06/14/02

10.26 *	FY04 Executive Annual Incentive Plan – Chairman and Chief Executive Officer.	10-K				X

10.27 *	FY04 Executive Annual Incentive Plan – President and Chief Operating Officer (grade 22) and Management Committee Members (grade 20)	10-K				X

10.28 *	FY04 Executive Annual Incentive Plan – Vice President Plan (grade 15, 16, 18 & 20 – Non-Management Committee Members).	10-K				X

10.29 *	Promissory Note issued by Mansour Safai in favor of Symantec Corporation.	10-K		10.52	07/01/99

10.30 *	Promissory Note issued by John W. Thompson in favor of Symantec Corporation.	10-K		10.54	07/01/99

* Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.31	Amended and Restated Participation Agreement, dated as of February 9, 1999 by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.	10-K		10.15	07/01/99

10.32	Amendment #2 to the Amended and Restated Participation Agreement, Master Lease and Deed of Trust, and Appendix A, dated as of February 2, 2000, by and among Symantec Corporation, Sumitomo Bank Leasing and Financing, Inc, The Bank of Nova Scotia, the other Various Financial Institutions Identified Herein and the Sumitomo Bank, Limited, Los Angeles Branch.	10-K		10.18	06/26/00

10.33	Third Amendment to Amended and Restated Participant Agreement, dated as of December 28, 2001, by and among Symantec Corporation, SMBC Leasing and Finance, Inc., other Institutions Identified Herein, The Bank of Nova Scotia, and Sumitomo Mitsui Banking Corporation.	10-Q		10.05	02/07/02

10.34	Restated and Amended Appendix A to Participation Agreement, Master Lease, Lease Supplements Loan Agreements, Pledge Agreement, Lessor Mortgages, and Guaranty.	10-K		10.17	07/01/99

10.35	Amended and Restated Master Lease and Deed of Trust, dated as of February 9, 1999, between Symantec Corporation and Sumitomo Bank Leasing and Finance, Inc.	10-K		10.19	07/01/99

10.36	Amended and Restated Guaranty, dated as of February 9, 1999, made by Symantec Corporation in favor of Various Financial Institutions Identified Herein and The Sumitomo Bank, Limited, San Francisco Branch.	10-K		10.21	07/01/99

10.37	Amended and Restated Pledge Agreement, dated as of February 2, 1999, made by Symantec Corporation and Delrina Corporation, in favor of Sumitomo Bank, Limited, Los Angeles Branch for the benefit of the Lenders, and Donaldson, Lufkin, Jenrette Securities Corporations, as collateral agent.	10-K		10.24	07/01/99

10.38	Amended and Restated Assignment of Lease and Rent, dated as of February 9, 1999, from Sumitomo Bank Leasing and Finance, Inc., The Sumitomo Bank, Limited, San Francisco Branch.	10-K		10.26	07/01/99

10.39	Amended and Restated Loan Agreement, dated as of February 9, 1999, among Sumitomo Bank Leasing and Finance, Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia and The Sumitomo Bank, Limited, Los Angeles Branch.	10-K		10.37	07/01/99

10.40	Limited Waiver and Amendment, dated September 30, 1999, by and among Symantec Corporation, Sumitomo Bank Lease and Finance, Inc., The Bank of Nova Scotia, and The Sumitomo Bank, Limited.	10-Q		10.03	11/15/99

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.41	Participation Agreement, dated as of March 30, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, Wilmington Trust Company, the Holders and Lenders (as defined in the Participation Agreement), Fuji Bank, Limited, KeyBank National Association, and The Bank of Nova Scotia.	10-K		10.94	06/22/01

10.42	Second Amendment to Participation Agreement, dated as of December 28, 2001, by and among Symantec Corporation, The Symantec 2001 Trust, the Holders and Lenders (as defined in the Participation Agreement), and The Bank of Nova Scotia.	10-Q		10.04	02/07/02

10.43	Annex A to Participation Agreement.	10-K		10.95	06/22/01

10.44	First Amendment to Annex A to Participation Agreement, dated as of June 6, 2001.	10-K		10.96	06/22/01

10.45	Master Lease Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.97	06/22/01

10.46	Lease Supplement No. 1, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.98	06/22/01

10.47	Lease Supplement No. 2, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.99	06/22/01

10.48	Pledge and Security Agreement, dated as of March 30, 2001, between Symantec Corporation and The Bank of Nova Scotia.	10-K		10.001	06/22/01

10.49	Construction Agency Agreement, dated as of March 30, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.002	06/22/01

10.50	Supplement No. 1 to Construction Agency Agreement, dated as of April 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.003	06/22/01

10.51	Supplement No. 2 to Construction Agency Agreement, dated as of June 6, 2001, between The Symantec 2001 Trust and Symantec Corporation.	10-K		10.004	06/22/01

10.52	Termination and Release Agreement, dated as of March 6, 2003, between The Symantec 2001 Trust, the holders of Certificates, the lenders and The Bank of Nova Scotia.					X

10.53	Termination Agreement, dated as of March 13, 2003, between SMBC Leasing and Finance Inc., Various Financial Institution Identified Herein, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation, Symantec Corporation, and Delrina Corporation.					X

10.54	Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California.	10-K		10.25	03/31/91

10.55	Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California.	10-Q		10.01	11/15/99

10.56	Assignment of Copyright and Other Intellectual Property Rights.	S-4	33-35385	10.37	06/13/90

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.57	Software License Agreement, dated as of September 27, 1998, between Symantec Corporation and Intel Corporation.	8-K		10.01	10/05/98

10.58	Software License Agreement, dated December 6, 1999, by and among SalesLogix Corporation, Symantec Corporation and Symantec Limited.	8-K		99.01	01/14/00

12.01	Statement Regarding Computation of Ratios					X

21.01	Subsidiaries of Symantec Corporation.					X

23.01	Consent of KPMG LLP, Independent Auditors					X

23.02	Consent of Independent Auditors.					X

99.01 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.02 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

**	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Symantec Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.