Form 10-Q
period 2003-07-04
SYMANTEC CORP
filed 2003-08-18
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended July 4, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______.

Commission File Number 0-17781

SYMANTEC CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. employer identification no.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (zip code)

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

YES☑          NO☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES☑          NO☐

Shares of Symantec common stock, $0.01 par value per share, outstanding as of August 1, 2003: 151,779,892 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended July 4, 2003

PART I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
(In thousands, except par value)	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$1,908,525	$1,705,658
Trade accounts receivable, net	129,327	149,664
Inventories	3,824	5,912
Deferred income taxes	92,566	92,284
Other	42,629	34,628

Total current assets	2,176,871	1,988,146
Property, equipment and leasehold improvements, net	341,890	333,275
Deferred income taxes	7,986	7,986
Acquired product rights, net	76,656	73,125
Goodwill, net	833,228	833,449
Other, net	29,135	29,749

	$3,465,766	$3,265,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,199	$67,720
Accrued compensation and benefits	68,010	90,947
Deferred revenue	612,179	589,629
Other accrued expenses	80,306	69,363
Income taxes payable	80,797	76,965

Total current liabilities	907,491	894,624
Convertible subordinated notes	599,995	599,998
Other long-term obligations	6,644	6,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 300,000; issued and outstanding: 151,182 and 148,785 shares, respectively)	1,512	1,488
Capital in excess of par value	1,404,228	1,335,028
Accumulated other comprehensive income	89,373	30,121
Retained earnings	456,523	397,742

Total stockholders’ equity	1,951,636	1,764,379

	$3,465,766	$3,265,730

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

(In thousands, except net income per share; unaudited)	2003	2002

Net revenues	$391,124	$316,041
Cost of revenues	67,578	55,452

Gross margin	323,546	260,589
Operating expenses:
Research and development	60,605	45,488
Sales and marketing	141,837	115,168
General and administrative	26,372	15,354
Amortization of other intangibles from acquisitions	791	536
Restructuring, site closures and other	568	6,053
Patent settlement	13,917	—

Total operating expenses	244,090	182,599

Operating income	79,456	77,990
Interest income	10,097	9,646
Interest expense	(5,291)	(5,291)
Income, net, from sale of technologies and product lines	2,168	2,236
Other expense, net	(711)	(991)

Income before income taxes	85,719	83,590
Provision for income taxes	26,938	27,021

Net income	$58,781	$56,569

Net income per share — basic	$0.39	$0.39

Net income per share — diluted	$0.36	$0.36

Shares used to compute net income per share — basic	149,744	143,913

Shares used to compute net income per share — diluted	174,988	169,027

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,

(In thousands; unaudited)	2003	2002

Operating Activities:
Net income	$58,781	$56,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	17,185	11,815
Amortization of debt issuance costs and other assets	1,511	1,283
Amortization of acquired product rights	9,141	7,091
Amortization of other intangibles from acquisitions	791	536
Write-off of equipment and leasehold improvements	427	1,727
Deferred income taxes	171	1,016
Net loss on equity investments	2,280	—
Income tax benefit from stock options	15,000	3,337
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	24,477	(35,631)
Inventories	2,262	2,346
Other current assets	(6,479)	(465)
Other assets	(2,285)	448
Accounts payable	(3,515)	(5,036)
Accrued compensation and benefits	(25,070)	(7,247)
Deferred revenue	3,847	43,079
Other accrued expenses	10,493	45
Income taxes payable	2,564	15,070
Other long-term obligations	(86)	(107)

Net cash provided by operating activities	111,495	95,876

Investing Activities:
Capital expenditures	(22,756)	(24,430)
Purchased intangibles	(12,672)	(59)
Purchase of equity investments	(2,579)	—
Purchases of marketable securities	(2,791,271)	(623,596)
Proceeds from sales of marketable securities	2,820,343	490,914
Proceeds from long-term, restricted investments	—	4,753

Net cash used in investing activities	(8,935)	(152,418)

Financing Activities:
Net proceeds from sales of common stock and other	54,221	20,440

Net cash provided by financing activities	54,221	20,440

Effect of exchange rate fluctuations on cash and cash equivalents	16,476	14,270

Increase (decrease) in cash and cash equivalents	173,257	(21,832)
Beginning cash and cash equivalents	294,606	379,237

Ending cash and cash equivalents	$467,863	$357,405

Supplemental cash flow disclosures (in thousands):
Income taxes paid (net of refunds)	$9,735	$8,502
Interest expense paid	$9,000	$9,350

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of June 30, 2003 and for the three months ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2003, March 31, 2003 and June 30, 2002 reflect amounts as of and for the periods ended July 4, 2003, March 28, 2003 and June 28, 2002, respectively. The three months ended June 30, 2003 and 2002 comprised 14 and 13 weeks of activity, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143 on April 1, 2003 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification agreements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. In the past, we have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of June 30, 2003, we had no liability associated with any of our indemnification agreements on our balance sheet.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that provides guidance for determining when a primary beneficiary should consolidate a variable interest entity that functions to support the activities of the primary beneficiary. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately for variable interest entities created after January 31, 2003. In the March 2003 quarter, we purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, we had no interest in any variable interest entities as of June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on our financial position or results of operations.

Stock-Based Compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. No employee stock-based compensation cost is reflected in net income related to options granted under those plans for which the exercise price was equal to the market value of the

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

underlying common stock on the date of grant.

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three months ended June 2003 and 2002:

	June 30,	June 30,
(In thousands, except per share data)	2003	2002

Net income, as reported	$58,781	$56,569
Add: Amortization of unearned compensation included in reported net income, net of tax	37	63
Less: Stock-based employee compensation expense excluded in reported net income, net of tax	(23,342)	(24,701)

Pro forma net income	$35,476	$31,931

Basic net income per share:
As reported	$0.39	$0.39
Pro forma	$0.24	$0.23
Diluted net income per share:
As reported	$0.36	$0.36
Pro forma	$0.23	$0.22

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

Note 2. Balance Sheet Information

	June 30,	March 31,
(In thousands)	2003	2003

	(unaudited)
Cash, cash equivalents and short-term investments:
Cash	$112,138	$111,687
Cash equivalents	355,725	182,919
Short-term investments	1,440,662	1,411,052

	$1,908,525	$1,705,658

Trade accounts receivable, net:
Receivables	$137,671	$159,417
Less: allowance for doubtful accounts	(8,344)	(9,753)

	$129,327	$149,664

Property, equipment and leasehold improvements, net:
Computer hardware and software	$327,192	$307,623
Office furniture and equipment	68,578	65,240
Buildings and land	175,208	172,228
Leasehold improvements	59,544	53,883

	630,522	598,974
Less:accumulated depreciation and amortization	(288,632)	(265,699)

	$341,890	$333,275

Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	$2,103	$1,741
Cumulative translation adjustment	87,270	28,380

	$89,373	$30,121

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

Note 3. Acquired Product Rights, Goodwill and Other Intangible Assets

Acquired product rights, goodwill and other intangible assets subject to amortization were as follows:

	June 30,	March 31,
(In thousands)	2003	2003

	(unaudited)
Acquired product rights, net:
Acquired product rights	$178,314	$165,642
Less: accumulated amortization	(101,658)	(92,517)

	$76,656	$73,125

Goodwill, net:
Goodwill	$1,125,431	$1,125,652
Less: accumulated amortization	(292,203)	(292,203)

	$833,228	$833,449

Other intangible assets, net:
Other intangible assets	$12,300	$12,300
Less: accumulated amortization	(8,287)	(7,496)

	$4,013	$4,804

On April 17, 2003, we purchased certain assets related to Roxio Inc.’s GoBack computer recovery software business for approximately $13.0 million in cash. As a result of this transaction, we recorded approximately $12.7 million in acquired product rights and $0.3 million for tangible assets, net of liabilities. The amount allocated to acquired product rights will be amortized to cost of revenues over their useful life of three years.

During the June 2003 quarter, amortization expense for acquired product rights was approximately $9.1 million, of which $8.9 million and $0.2 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively. During the June 2002 quarter, amortization expense for acquired product rights was approximately $7.1 million, of which $6.6 million and $0.5 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively.

Amortization expense for other intangible assets (customer base, tradenames and marketing-related assets) was $0.8 million and $0.5 million during the June 2003 and 2002 quarters, respectively.

The estimated annual amortization expense for acquired product rights is $36.3 million, $28.2 million, $14.3 million, $5.9 million, and $1.1 million for fiscal year 2004, 2005, 2006, 2007, and 2008, respectively, based upon our existing acquired product rights and their current useful lives. The estimated annual amortization expense for other intangible assets is $2.6 million, $1.5 million, $0.5 million, and $0.2 million for fiscal year 2004, 2005, 2006, and 2007, respectively, based upon our existing other intangible assets and their current useful lives. The estimated annual amortization expense for acquired product rights does not include the impact of the Hilgraeve, Inc. settlement.

Note 4. Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	June 30,

(In thousands; unaudited)	2003	2002

Net income	$58,781	$56,569
Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax expense of $170 and $1,016	362	599
Change in cumulative translation adjustment	58,890	43,739

Total other comprehensive income	59,252	44,338

Comprehensive income	$118,033	$100,907

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

Note 5. Net Income Per Share

The components of net income per share were as follows:

	Three Months Ended
	June 30,

(In thousands, except per share data; unaudited)	2003	2002

Basic Net Income Per Share
Net income	$58,781	$56,569

Weighted average number of common shares outstanding during the period	149,744	143,913

Basic net income per share	$0.39	$0.39

Diluted Net Income Per Share
Net income	$58,781	$56,569
Interest on convertible subordinated notes, net of income tax effect	3,598	3,598

Net income, as adjusted	$62,379	$60,167

Weighted average number of common shares outstanding during the period	149,744	143,913
Shares issuable from assumed conversion of options	7,669	7,539
Shares issuable from assumed conversion of convertible subordinated notes	17,575	17,575

Total shares for purpose of calculating diluted net income per share	174,988	169,027

Diluted net income per share	$0.36	$0.36

For the three months ended June 30, 2003 and 2002, approximately 0.6 million and 2.0 million shares, respectively, issuable from the assumed exercise of options was excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

Note 6. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of June 30, 2003, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. No shares were repurchased during the June 2003 and 2002 quarters.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 7. Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were approximately $584.6 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. During the June 2003 quarter, an immaterial principal amount of our notes were converted into shares of our common stock. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, and we commenced making these payments on May 1, 2002. Debt issuance costs of approximately $15.8 million, related to the notes, is amortized on a straight-line basis through November 1, 2006. We have reserved approximately 17.6 million shares of common stock for issuance upon conversion of the notes.

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

Riptech

On August 19, 2002, we acquired Riptech, Inc., a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $145.0 million. Under the transaction, we recorded approximately $2.1 million for acquired in-process research and development, $12.2 million for developed technology, $0.5 million for acquired product rights, including revenue related order backlog and contracts, $117.8 million for goodwill, $8.0 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. We also accrued approximately $3.2 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $0.5 million remains as an accrual as of June 30, 2003.

The amounts allocated to developed technology and acquired product rights are being amortized to cost of revenues over their useful lives of five years and one year, respectively.

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.9 million. During the June 2003 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by an immaterial amount.

Recourse

On August 19, 2002, we acquired Recourse Technologies, Inc., a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks, for approximately $135.3 million. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $19.0 million for developed technology, $109.3 million for goodwill, $2.2 million for other intangibles, $9.1 million for net deferred tax assets and $1.9 million for liabilities, net of tangible assets. We also accrued approximately $3.3 million in acquisition related expenses, which included financial advisory, legal, tax and accounting fees, duplicative sites and severance costs, of which $0.8 million remains as an accrual as of June 30, 2003.

The amount allocated to developed technology is being amortized to cost of revenues over the useful life of four years. The amount allocated to other intangibles is being amortized to operating expenses over its useful life of one year.

During the June 2003 and December 2002 quarters, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by an immaterial amount.

SecurityFocus

On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for approximately $74.9 million. Under the transaction, we recorded

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

approximately $1.6 million for acquired in-process research and development, $3.5 million for developed technology, $3.3 million for acquired product rights, including database and revenue related order backlog and contracts, $64.3 million for goodwill, $2.1 million for other marketing related intangibles, $0.5 million for net deferred tax assets and $1.2 million for tangible assets, net of liabilities. We also accrued approximately $1.7 million in acquisition related expenses, which included legal, tax and accounting fees, duplicative site and fixed asset expenses, and severance costs, of which $0.5 million remains as an accrual as of June 30, 2003.

The amounts allocated to developed technology and acquired product rights are being amortized to cost of revenues over their useful lives of one to four years. The amount allocated to other intangibles is being amortized to operating expenses over its useful life of four years.

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by an immaterial amount.

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

The amount allocated to developed technology is being amortized to cost of revenues over its useful life of five years.

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

The following table summarizes the allocation of the purchase price, adjusted for revised estimates related to certain liabilities, for each of the acquisitions during the September 2002 quarter (in thousands):

	Allocated Purchase Price Components

			Acquired			Deferred	Other assets
	Purchase	Acquired	product		Other	tax	(liabilities),
	Price	IPR&D	rights	Goodwill	intangibles	assets, net	net

Riptech	$147,796	$2,100	$12,700	$116,718	$—	$7,974	$8,304
Recourse	138,427	1,000	19,000	108,982	2,164	9,090	(1,809)
SecurityFocus	76,558	1,600	6,840	64,281	2,100	503	1,234
Mountain Wave	20,698	—	2,000	17,320	—	1,740	(362)

Total	$383,479	$4,700	$40,540	$307,301	$4,264	$19,307	$7,367

In connection with these four acquisitions, we wrote off a total of $4.7 million of acquired in-process research and development, because the acquired technologies had not reached technological feasibility and had no alternative uses. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and test activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance.

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

Please see Note 3 of these Notes to Condensed Consolidated Financial Statements regarding our acquisition of Roxio Inc’s GoBack computer recovery software business.

Note 9. Restructuring, Site Closures and Other

Restructuring, site closures and other were approximately $0.6 million and $6.1 million during the June 2003 and 2002 quarters, respectively. During the June 2003 quarter, we recorded approximately $0.5 million for costs of severance, related benefits and outplacement services for a member of our senior management team, which was outstanding as of June 30, 2003.

Details of the fiscal 2004 restructuring, site closures and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	06/30/03

Employee severance and outplacement	Cash	$465	$—	$—	$465
Excess fixed assets	Cash/non-cash	—	—	—	—

Total restructuring, site closures and other		$465	$—	$—	$465

During the March 2003 quarter, we recorded approximately $3.4 million for the costs of severance, related benefits and outplacement services primarily associated with the relocation of certain development, sales and finance activities and the realignment of certain worldwide marketing efforts. As a result of this relocation, we terminated 122 employees. In addition, we recorded approximately $3.0 million for exit costs associated with the consolidation of certain facilities in the United States. This estimate was revised in the June 2003 quarter, resulting in a reduction in the severance, related benefits and outplacement services accrual of approximately $0.4 million. As of June 30, 2003, we had an accrual of approximately $0.4 million outstanding related to severance, benefits and outplacement services, and $0.8 million related to rent and related exit costs of the facilities.

During the September 2002 quarter, we recorded approximately $0.7 million for the costs of severance, related benefits and outplacement services associated with the termination of 51 employees at our San Antonio, Texas site. As of March 31, 2003, all costs have been paid with the exception of an immaterial amount related to outplacement service charges.

During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of these actions, we terminated 251 employees. This estimate was subsequently revised in the September 2002 quarter, resulting in a reduction in the severance, related benefits and outplacement services accrual by approximately $0.9 million. As of June 30, 2003, we had an immaterial accrual outstanding related to severance, related benefits and outplacement service charges.

Details of the fiscal 2003 restructuring, site closures and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	06/30/03

Employee severance and outplacement	Cash	$9,606	$(7,606)	$(1,389)	$611
Excess fixed assets	Cash/non-cash	3,507	(2,665)	—	842

Total restructuring, site closures and other		$13,113	$(10,271)	$(1,389)	$1,453

During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related abandoned fixed asset and

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

leasehold improvement write-offs. These estimates were subsequently revised in the June 2003, March 2003, December 2002 and September 2002 quarters, resulting in increases/(decreases) in the facility related accrual by approximately $0.5 million, $0.3 million, ($0.4) million and ($1.2) million, respectively. As of June 30, 2003, we had an accrual of approximately $1.7 million outstanding related to rent and exit costs of the facilities.

Also during the March 2002 quarter, we recorded approximately $1.0 million for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, we terminated 29 employees. As of September 30, 2002, all costs had been paid with the exception of an immaterial amount related to outplacement service charges.

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. These estimates were subsequently revised in the September 2002 quarter, resulting in an increase in the facility related accrual by approximately $0.2 million. As of June 30, 2003, we had an accrual of approximately $1.1 million outstanding related to rent and related exit costs of the facilities.

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

Details of the fiscal 2002 restructuring and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	06/30/03

Employee severance and outplacement	Cash	$2,639	$(2,585)	$(54)	$—
Excess facilities	Cash/non-cash	17,789	(14,534)	(478)	2,777

Total restructuring, site closures and other		$20,428	$(17,119)	$(532)	$2,777

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 10. Litigation

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

On November 29, 2002, William Pereira filed a purported class action lawsuit against a local retailer and us in the Supreme Court of New York, New York County, alleging breach of contract and deceptive business practices in connection with rebates offered by us. The complaint was served March 26, 2003. The complaint sought damages, costs and attorney fees. The parties stipulated to dismiss the case in June 2003.

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

In July 1998, the Ontario Court of Justice (General Division) awarded a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and our request for further review of that decision was also denied. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. In January 2003, we paid the judgment, interest and costs of approximately $7.4 million. We expect to pay the remaining accrued balance of costs upon further determination by the court. As of June 30, 2003, we believe that we have adequately accrued for both the damages and costs.

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

On September 15, 1997, Hilgraeve Corporation filed a lawsuit in the United States District Court, Eastern District of Michigan, against us, alleging that unspecified Symantec products infringe a patent owned by Hilgraeve. The lawsuit

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

requests damages, injunctive relief, costs and attorney fees. In March 2000, the court granted our summary judgment motions and dismissed the case. In September 2001, the Court of Appeals for the Federal Circuit reversed the summary judgment and ordered the case returned to the District Court. On August 6, 2003, Symantec acquired the asserted patent, and the parties settled the litigation. Additional information with respect to this litigation may be found in Note 12 Subsequent Events.

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

The Enterprise Security segment focuses on providing Internet security technology, global response and services necessary for organizations to manage their information security needs. The Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. The Consumer Products segment focuses on delivering our security and problem-solving products to individual users, home offices and small businesses. The Services segment is focused on providing information security solutions that incorporate best-of-breed technology, security expertise and global resources. The Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are non-allocable sales, marketing and research and development costs; general and administrative expenses; amortization of other intangible assets, debt issuance costs and other assets; and charges such as acquired in-process research and development, legal judgments and settlements and restructuring and site closures which are not charged to the other operating segments.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
(In thousands; unaudited)	Security	Administration	Products	Services	Other	Company

Three Months Ended June 30, 2003
Revenue from external customers	$165,097	$49,448	$166,966	$9,547	$66	$391,124
Operating income (loss)	28,855	36,611	96,520	(1,427)	(81,103)	79,456
Depreciation & amortization expense	3,139	81	831	1,272	23,305	28,628
Three Months Ended June 30, 2002
Revenue from external customers	131,885	55,839	123,902	3,675	740	316,041
Operating income (loss)	27,473	41,077	61,313	(4,890)	(46,983)	77,990
Depreciation & amortization expense	2,541	101	941	228	16,914	20,725

Geographical Information

	Three Months Ended
	June 30,

(In thousands; unaudited)	2003	2002

Net revenues from external customers:
United States	$192,486	$166,172
Other foreign countries	198,638	149,869

	$391,124	$316,041

Note 12. Subsequent Event

On July 17, 2003, we completed the acquisition of Nexland Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million in cash. The purchase price allocation has not yet been determined.

In August 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. versus Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $62.5 million, which was paid in cash in August 2003. Under the transaction, we recorded approximately $13.9 million of patent settlement costs in the June 2003 quarter, as it was deemed, through an independent third party valuation, that these costs related to benefits received by us in and prior to the June 2003 quarter. We will record approximately $48.6 million for acquired product rights in the September 2003 quarter, which will be amortized to cost of goods sold over the remaining life of the primary patent, which expires in June 2011.

SYMANTEC CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “continue” and similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 24. We encourage you to read that section carefully.

OVERVIEW

Symantec provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, security management, intrusion detection, Internet content and e-mail filtering, and remote management technologies and security services to enterprises and service providers around the world. Founded in 1982, we have offices in 36 countries worldwide.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2003, March 31, 2003 and June 30, 2002 reflect amounts as of and for the periods ended July 4, 2003, March 28, 2003 and June 28, 2002, respectively. The three months ended June 30, 2003 and 2002 comprised 14 and 13 weeks of activity, respectively.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the three months ended June 30, 2003 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2003.

Recent Events

On April 17, 2003, we purchased certain assets related to Roxio Inc.’s GoBack computer recovery software business for approximately $13.0 million in cash. In addition, on July 17, 2003 we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS

The following table sets forth each item from our condensed consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three Months Ended		Percent
	June 30,		Change
			in Dollar
	2003	2002	Amounts

(Unaudited)

Net revenues	100%	100%	24%
Cost of revenues	17	18	22

Gross margin	83	82	24
Operating expenses:
Research and development	16	14	33
Sales and marketing	36	36	23
General and administrative	7	5	72
Amortization of other intangibles from acquisitions	—	—	48
Restructuring, site closures and other	—	3	(91)
Patent settlement	4	—	*

Total operating expenses	63	58	34

Operating income	20	24	2
Interest income	2	3	5
Interest expense	(1)	(2)	—
Income, net, from sale of technologies and product lines	1	1	(3)
Other expense, net	—	—	(28)

Income before income taxes	22	26	3
Provision for income taxes	7	8	—

Net income	15%	18%	4

*	Percentage change is not meaningful

Net Revenues

Net revenues increased 24% to approximately $391.1 million during the June 2003 quarter from approximately $316.0 million during the June 2002 quarter. This increase was due primarily to increased sales of our consumer and enterprise security products. The increased sales of these products was largely attributable to continuing growth in demand for our virus protection solutions across all customer bases. From a regional standpoint, sales outside of the United States contributed strongly to revenue growth. Strength in major foreign currencies during the three months ended June 30, 2003 also positively impacted our international revenue growth.

A significant portion of our deferred revenue balance of $589.6 million as of March 31, 2003 contributed to our total net revenues during the June 2003 quarter. We anticipate that a significant portion of our deferred revenue balance of $612.2 million as of June 30, 2003, will also contribute to our net revenues during the September 2003 quarter.

Segments

Our Enterprise Security segment provides organizations with Internet security technology, global response and services to manage their information security needs. Our Enterprise Security segment represented approximately 42% of net revenues during each of the June 2003 and 2002 quarters. Net revenues increased approximately $33.2 million, or 25%, during the June 2003 quarter as compared to the June 2002 quarter, primarily due to strong growth in sales of our virus protection solutions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Our Enterprise Administration segment represented approximately 13% and 18% of net revenues during the June 2003 and 2002 quarters, respectively. Net revenues decreased by approximately $6.4 million, or 11%, during the June 2003 quarter as compared to the June 2002 quarter. This decrease was primarily due to a decrease in sales of our pcAnywhere product. We anticipate a further decline in sales of our pcAnywhere product and net revenues from this segment to comprise a smaller percentage of our overall revenues going forward.

Our Consumer Products segment provides security and problem-solving products to individual users, home offices and small businesses. Our Consumer Products segment represented approximately 43% and 39% of net revenues during the June 2003 and 2002 quarters, respectively. Net revenues increased by approximately $43.1 million, or 35%, during the June 2003 quarter as compared to the June 2002 quarter. This increase was primarily related to increased sales of our Norton AntiVirus and Norton Internet Security products. Our electronic distribution channel, including original equipment manufacturer subscription renewals, also contributed to the increase in sales. This increase was offset by a decrease in sales of our Macintosh products.

Our Services segment provides information security solutions that incorporate best-of-breed technology, security expertise and global resources. Our Services segment represented approximately 2% and 1% of net revenues during the June 2003 and 2002 quarters, respectively. Net revenues increased $5.9 million, or 160%, during the June 2003 quarter as compared to the June 2002 quarter. This increase was primarily related to sales from our Managed Security Services, which represented $6.6 million of net revenues for the three months ended June 30, 2003.

Our Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% of net revenues during the June 2003 and 2002 quarters.

International

Net revenues outside of the United States represented approximately 51% and 47% of net revenues during the June 2003 and 2002 quarters, respectively. International net revenues increased by approximately $48.8 million, or 33%, during the June 2003 quarter as compared to the June 2002 quarter. This increase in net revenues was primarily the result of sales growth in Europe, the Middle East and Africa regions primarily from increased sales of our enterprise security and consumer products.

Strength in major foreign currencies during the June 2003 quarter as compared to the major foreign currency rates during the June 2002 quarter positively impacted our international revenue growth by approximately $31.9 million when comparing revenues at constant exchange rates. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under publishing contracts, costs of services, fee-based technical support costs and amortization of acquired product rights.

Gross margin was approximately 83% and 82% of net revenues during the June 2003 and 2002 quarters, respectively. This slight increase was primarily due to growth in electronic software distribution revenue during the June 2003 quarter as compared with the June 2002 quarter. We anticipate that our services revenues may comprise a higher percentage of our total revenues, in which case our gross margin would likely decrease, as our services typically have higher cost of revenues than our software products.

Research and Development Expenses

Research and development expenses as a percentage of net revenues were approximately 16% and 14% during the June 2003 and June 2002 quarters, respectively. In absolute dollars, research and development expenses increased 33% to approximately $60.6 million during the June 2003 quarter from $45.5 million during the June 2002 quarter. This increase was primarily a result of increased headcount and related compensation, increased overhead costs and increased research and development expenses associated with the companies that we acquired during the September 2002 quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of net revenues remained flat at approximately 36% during each of the June 2003 and 2002 quarters. In absolute dollars, sales and marketing expenses increased 23% to approximately $141.8 million during the June 2003 quarter from $115.2 million during the June 2002 quarter. This increase was primarily a result of increased headcount and related compensation, increased overhead costs and increased advertising and promotion expenses and other marketing activities.

General and Administrative Expenses

General and administrative expenses as a percentage of net revenues were approximately 7% and 5% during the June 2003 and 2002 quarters, respectively. In absolute dollars, general and administrative expenses increased 72% to approximately $26.4 million during the June 2003 quarter from $15.4 million during the June 2002 quarter. This increase was primarily a result of increased headcount and related compensation, increased legal fees and increased general and administrative expenses associated with the companies that we acquired during the September 2002 quarter.

Amortization of Other Intangibles From Acquisitions

Amortization of other intangibles from acquisitions increased 48% to approximately $0.8 million during the June 2003 quarter from $0.5 million during the June 2002 quarter. This increase was related primarily to the amortization of other intangibles associated with the acquisition of Recourse and Security Focus in the September 2002 quarter.

Restructuring, Site Closures and Other

Restructuring, site closures and other were approximately $0.6 million and $6.1 million during the June 2003 and 2002 quarters, respectively. During the June 2003 quarter, we recorded approximately $0.5 million for costs of severance, related benefits and outplacement services for a member of our senior management team, which was partially offset by a reduction of approximately $0.4 million, due to revised estimates for costs of severance, related benefits and outplacement services originally recorded in the March 2003 quarter. In addition, we recorded a net increase in expenses of approximately $0.5 million, due primarily to revised estimates of certain facility related expenses related to most of our United Kingdom facilities consolidation.

During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of this relocation, we terminated 251 employees. This estimate was subsequently revised in the September 2002 quarter, resulting in a reduction in the severance, related benefits and outplacement services accrual by approximately $0.9 million.

Patent Settlement

During the June 2003 quarter, we recorded approximately $13.9 million of patent settlement costs as part of a settlement in Hilgraeve, Inc versus Symantec Corporation. Additional information with respect to this litigation may be found in Note 12 of Notes to Condensed Consolidated Financial Statements.

Operating Income

Operating income was approximately $79.5 million and $78.0 million during June 2003 and 2002 quarters, respectively. The increase was primary a result of increased revenue growth of 24% during the June 2003 quarter as compared to the June 2002 quarter, offset by increased headcount related costs and operating expenses.

Interest Income, Interest Expense and Other Expense, Net

Interest income was approximately $10.1 million and $9.6 million during the June 2003 and 2002 quarters, respectively. The increase was due to higher average invested cash balances during the June 2003 quarter as compared with the June 2002 quarter, partially offset by lower average interest rates.

Interest expense of approximately $5.3 million during each of the June 2003 and 2002 quarters, was related to the 3% convertible subordinated notes issued in October 2001.

Other expense, net was insignificant during each of the June 2003 and 2002 quarters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Income, Net, From Sale of Technologies and Product Lines

Income, net, from sale of technologies and product lines was approximately $2.2 million during each of the June 2003 and 2002 quarters. This income was related primarily to royalty payments received in connection with the divestiture of our ACT! product line in December 1999, from Interact Commerce Corporation, which subsequently merged with The Sage Group plc.

Income Tax Provision

Our overall effective tax rate was 32% on pre-tax income for the three months ended June 30, 2003 and 2002. The effective tax rate for the three months ended June 30, 2003 and 2002 is lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

Symantec believes its effective tax rate for the remainder of fiscal year 2003 will be approximately 32%. However, our future tax rate could differ because of several factors, including the mix of income from domestic and international operations or any changes to applicable tax rules and regulations.

Liquidity and Capital Resources

Our principal source of liquidity is our existing cash, cash equivalents and short-term investments, as well as cash that we generate over time from our operations. Cash, cash equivalents and short-term investments increased approximately $202.9 million to $1.9 billion at June 30, 2003 from $1.7 billion at March 31, 2003. This increase was primarily due to cash provided by operations, which included the effect of the strength in foreign currencies, and net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. The cash provided by these factors was partially offset by cash paid for capital expenditures and acquired intangibles.

Net cash provided by operating activities during the three months ended June 30, 2003 was approximately $111.5 million compared with $95.9 million during the three months ended June 30, 2002. During the three months ended June 30, 2003, net cash provided by operating activities was comprised primarily of net income of approximately $58.8 million, net non-cash expenses of $46.5 million, and a increase in liabilities, net of assets of $6.2 million. Net cash provided by operating activities during the three months ended June 30, 2002 was comprised of net income of $56.6 million, net non-cash expenses of $23.5 million and a net increase of $15.8 million in liabilities, net of an increase in assets.

Net trade accounts receivable decreased $20.3 million to approximately $129.3 million at June 30, 2003 from $149.7 million at March 31, 2003. The decrease in net trade accounts receivable is primarily due to collection efforts and the shift in business to on-line subscriptions, where cash is received at the time of sale.

Net cash used in investing activities during the three months ended June 30, 2003 was approximately $8.9 million compared with $152.4 million during the three months ended June 30, 2002. During the three months ended June 30, 2003, net cash used in investing activities was comprised primarily of $22.8 million of capital expenditures and $12.7 million for acquired intangibles net of $26.5 million in net proceeds of marketable securities and other investments. Net cash used in investing activities during the three months ended June 30, 2002 was comprised primarily of $127.9 million in net purchases of marketable securities and $24.4 million of capital expenditures.

Net cash provided by financing activities during the three months ended June 30, 2003 was approximately $54.2 million compared with $20.4 million during the three months ended June 30, 2002. Net cash provided by financing activities was primarily comprised of net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan during the three months ended June 30, 2003 and 2002, respectively.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the June 2003 quarter, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. No shares were repurchased during the June 2003 and 2002 quarters.

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

On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million in cash.

On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. versus Symantec Corporation, for approximately $62.5 million.

We believe that existing cash, cash equivalents and short-term investments, as well as cash generated from operating results will be sufficient to fund operations for at least the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS, No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification agreements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. In the past, we have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of June 30, 2003, we had no liability associated with any of our indemnification agreements on our balance sheet.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that provides guidance for determining when a primary beneficiary should consolidate a variable interest entity that functions to support the activities of the primary beneficiary. The effective date of Interpretation No. 46 is the first interim period beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately for variable interest entities created after January 31, 2003. In the March 2003 quarter, we purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, we had no interest in any variable interest entities as of June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

BUSINESS RISK FACTORS

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer antivirus protection products. Over the last seven quarters, we experienced a higher than expected rate of growth in sales of our consumer antivirus protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer antivirus sales have been spurred by a number of factors over this period of time, including increased broadband usage, increased awareness of security threats to consumer systems, particularly the well-publicized Fizzer, Code Red, Nimda, Klez, Opaserv, Bugbear, Lovegate and Slammer threats, and a reaction from the September 11, 2001 terrorist attacks. The impact of these factors is likely to diminish over time, and it is possible that our growth rates in sales of antivirus protection products may decline.

Our efforts to develop and sell appliances and integrated solutions involve risk. We have only been in the appliance business for a short period of time. Because of our limited experience with the manufacture of appliances, and because our appliances generate lower gross margins than our software products, our efforts to develop and sell appliances may not be as successful as we anticipate. In addition, our strategy for future growth includes integrating our various security technologies, management, customer service and support into a single enterprise security solution. We have begun implementing this strategy by selling integrated solutions, such as Symantec Gateway Security and Symantec Client Security. Our integrated solutions may not achieve market acceptance and may not be able to compete with solutions either currently in the market or introduced in the future. If we are unable to achieve market acceptance or compete effectively with solutions of our competitors, our future net revenues and operating results could be adversely affected.

Economic and political conditions, and conditions affecting the network security market in particular, may have a negative impact on our revenues and margins. The market for our products depends on various economic conditions including those affecting the network security, Internet infrastructure and other related markets. For example, the slowdown in the U.S. economy may hurt consumer demand for our products. On the enterprise side, the continued slowdown in corporate earnings and tightening of corporate budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, in this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, many parts of the world are experiencing economic and political instability, and we cannot predict how these conditions may affect our customers or business.

Operating system providers and network equipment and computer hardware manufacturers are becoming substantial competitors in the market for security solutions. These competitors generally have significantly greater financial, marketing or technological resources than we do, and may leverage their strengths at the computing platform, security layer and network tier levels to compete more aggressively in the market for security solutions. Continued development, acquisition, or licensing of security solutions technology or product rights by one or more of these competitors could negatively impact our competitive position in the market for security solutions.

For example, the continued inclusion of security, remote access or virus protection tools in new operating systems and hardware packages could adversely affect our sales. In particular, Microsoft has added security features to new versions of its operating system products that provide some of the same functions offered in our products. This competition may decrease or delay the demand for certain of our products, including those currently under development. Microsoft has recently announced the acquisition of antivirus technology. This could lead to the development of antivirus products that may compete with our products. Furthermore, as hardware vendors incorporate security functions in their network equipment or integrate security within their network and system management products, the demand for some of our products may decrease, including those currently under development.

We face risks associated with our foreign operations. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. Our international sales have been increasing as a percentage of our total sales and comprised slightly more than 50% of our total sales for the last three quarters. In fiscal year 2003, our operating results were positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

currency rates, and we may be negatively impacted by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Our operating results could also be adversely affected by general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent terrorist activity and political and military instability internationally, governments could enact additional regulations or restrictions on the use, import or export of encryption technologies. The additional regulation of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

The ongoing repercussions of Severe Acute Respiratory Syndrome (SARS) could also have an adverse impact on our operations in Asia. If there is a significant spread of SARS beyond Asia, other aspects of our operations could be negatively impacted.

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

Introduction and integration of new products and technologies may adversely affect our financial results. We have recently introduced new products, including newly acquired products and products incorporating newly acquired technology. Examples of acquired products include GoBack, ManHunt, Symantec Decoy Server (formerly ManTrap), DeepSight Threat Management System and DeepSight Alert Services. In addition, on July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide. Symantec also released Symantec Enterprise Security Architecture, or SESA, which was developed internally. These technologies may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future. If these technologies do not achieve market success, our financial results, and the trading price of our common stock could be adversely affected.

Increased reliance on sales of enterprise licenses may result in greater fluctuations in, or otherwise adversely affect, our financial results. Sales of enterprise licenses through our Enterprise Security segment represent a major portion of our business. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship, may involve greater pricing pressure and sometimes result in lower operating margins. In general, the number of higher dollar-value enterprise license contracts has increased and our reliance on such contracts in the future may result in increased uncertainty relating to quarterly revenues. In addition, the timing of the execution of volume licenses, or their nonrenewal by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations.

We are dependent upon certain partners to distribute our products and we would be adversely affected if these relationships terminate or diminish. A large portion of our enterprise sales are made through value-added and other resellers, and a large portion of our consumer sales are made through the retail distribution channel. Reliance on these channels subjects us to events that cause unpredictability in demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods. Our distribution partners may also offer our competitors’ products. Their decisions to sell our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control and cannot predict. Our agreements with partners are generally nonexclusive and may be terminated by them or by us without cause. We would be adversely affected if companies in our partner program chose to sell greater amounts of competitive offerings relative to the amount they sell of our offerings.

In addition, we sell our consumer products through original equipment manufacturers, or OEMs, who bundle our antivirus and other products with their PCs. We continuously seek to establish new OEM relationships and, conversely, may encounter OEMs that decide either to replace third party security software with their own or switch

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

to a competitor’s product. When we lose an OEM relationship, our consumer sales could be adversely affected unless and until we are able to establish new relationships of similar significance.

Some distribution partners have experienced financial difficulties in the past. Distribution partners may experience financial difficulties in the future. If these partners do experience financial difficulties, we may experience reduced sales or increased write-offs, which would adversely affect our operating results.

We have grown, and may continue to grow, through acquisitions that give rise to risks that could adversely affect our future operating results. We completed four acquisitions during fiscal 2003, two additional acquisitions during fiscal 2004, and will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. Our acquisitions may cause us to recognize substantial amounts of goodwill and other intangible assets that will be subject to impairment testing and amortization. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition.

Our markets are competitive and our operating results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to this competition, our operating results could be adversely affected by reducing our sales or the prices we can charge for our products. Many of our competitors have significantly lowered, and may continue to lower, the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems, and we may not respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may also fail to allocate resources to third party products, to markets or to business models that are ultimately more successful than we anticipate.

The trend toward consolidation in the software industry could impede our ability to compete effectively. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites of software products and broader arrays of software products, as well as integrated software and hardware solutions. Changes resulting from this consolidation may negatively impact our competitive position. In addition, to the extent that we seek to expand our product lines, managerial and technical personnel skills and capacity through acquisitions, the trend toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

Piracy of our software may have a significant impact on our net revenues. Although we are unable to quantify the extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect revenue domestically, lost revenue is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Business Software Alliance in their efforts to combat piracy. However, these efforts may not affect the piracy of our products.

Our software products and web site may be subject to intentional disruption. Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers, or

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

hackers, may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions of our services. Uninterrupted online availability of our web site is becoming increasingly important as online subscription renewals comprise a larger portion of our revenues. Our activities could be adversely affected, and our reputation and future sales harmed, if these intentionally disruptive efforts are successful.

Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. If our quarterly operating results or our predictions of future operating results fail to meet the expectations of analysts and investors, the trading price of our common stock and of the notes could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

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

In addition to the foregoing factors, the risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly net revenues has historically been generated during the last month of each fiscal quarter. Most resellers have tended to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. Due to these end-of-period buying patterns, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us, increasing the chances that our results could diverge from the expectations of investors and analysts, which could make our stock price more volatile.

We continue to make substantial changes to our information systems that could disrupt our business. We completed the worldwide implementation of Oracle 11i and our Customer Relationship Management system. We plan to continue to make technological improvements on an ongoing basis, that support the form, functionality and scale of the business. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

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

In addition, new technologies are gaining acceptance. We must adapt to these changing technological demands. If we are unable to timely assimilate changes brought about by the Internet and wireless based environments, our future net revenues and operating results could be adversely affected.

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

We are subject to litigation that could adversely affect our financial results. From time to time, we are subjected to product liability claims, including claims that we have infringed the intellectual property rights of others, as well as other legal claims incidental to our business. We are currently involved in a number of lawsuits, all of which we intend to defend vigorously. However, it is possible that we could suffer an unfavorable outcome in one or more of these cases. Depending on the amount and timing of any unfavorable resolutions of these lawsuits, our future results of operations or cash flows could be materially adversely affected in a particular period.

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

Our inability to timely distribute our products and services over the Internet, including security patches and updated virus definitions via our LiveUpdate feature, could adversely affect our business. Our ability to maintain and increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. As we incorporate the LiveUpdate technology into more of our products, we are increasingly reliant on the Internet as a means to distribute our security patches and updated virus definitions to our customers. Accordingly, if we, or our customers, are unable to utilize the Internet due to a failure of technology, infrastructure or other reasons, our ability to provide services may suffer, which could lead to a decrease in revenues.

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

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures. Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. In the past, we have discovered software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays or lost revenues during the period required to correct these errors. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. In addition, if an actual or perceived breach of network security occurs in one of our end customer’s security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect results of operations.

Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions may not prove effective in limiting our liability.

Increased customer demands on our technical support services may adversely affect our financial results. We may be unable to respond quickly enough to short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. Further customer demand for these services, without corresponding revenue could increase costs and adversely affect our operating results.

We have outsourced the majority of our worldwide consumer support functions. As such, we are highly dependent on the on-going business success of the companies with whom we have contracted to provide these services. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b)	Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed as part of this Form 10-Q:

31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On April 23, 2003, we furnished a report on Form 8-K containing our press release announcing results for the fourth quarter and fiscal year ended March 31, 2003.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2003	SYMANTEC CORPORATION
(Registrant)

	By	/s/ John W. Thompson

John W. Thompson,
Chairman and Chief Executive Officer

	By	/s/ Gregory Myers

Gregory Myers,
Chief Financial Officer and Senior Vice President of Finance

EXHIBIT INDEX

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002