Form 10-Q
period 2003-10-03
SYMANTEC CORP
filed 2003-11-10
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended October 3, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to ________.

Commission File Number 0-17781

SYMANTEC CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. employer identification no.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices) Registrant’s telephone number, including area code:	95014-2132 (zip code) (408) 517-8000

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

YES  ☑   NO  ☐

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 31, 2003: 154,031,672 shares

SYMANTEC CORPORATION

FORM 10-Q
Quarterly Period Ended October 3, 2003

Part I. Financial Information

Item 1. Financial Statements (unaudited)

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
(In thousands, except par value)	2003	2003

	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$2,026,570	$1,705,658
Trade accounts receivable, net	224,954	149,664
Inventories	11,587	5,912
Deferred income taxes	94,081	92,284
Other	50,803	34,628

Total current assets	2,407,995	1,988,146
Property, equipment and leasehold improvements, net	364,657	333,275
Deferred income taxes	7,600	7,986
Acquired product rights, net	115,635	73,125
Goodwill, net	853,629	833,449
Other, net	28,285	29,749

	$3,777,801	$3,265,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,052	$67,720
Accrued compensation and benefits	85,135	90,947
Deferred revenue	719,411	589,629
Other accrued expenses	76,937	69,363
Income taxes payable	86,251	76,965

Total current liabilities	1,047,786	894,624
Convertible subordinated notes	599,993	599,998
Other long-term obligations	5,903	6,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 900,000; issued and outstanding: 153,722 and 148,785 shares, respectively)	1,537	1,488
Capital in excess of par value	1,485,907	1,335,028
Accumulated other comprehensive income	96,719	30,121
Retained earnings	539,956	397,742

Total stockholders’ equity	2,124,119	1,764,379

	$3,777,801	$3,265,730

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except net income
per share; unaudited)	2003	2002	2003	2002

Net revenues	$428,665	$325,231	$819,789	$641,272
Cost of revenues	74,810	61,159	142,388	116,611

Gross margin	353,855	264,072	677,401	524,661
Operating expenses:
Research and development	59,596	47,344	120,201	92,832
Sales and marketing	155,705	124,896	297,542	240,064
General and administrative	21,174	17,254	47,546	32,608
Amortization of other intangibles from acquisitions	756	665	1,547	1,201
Acquired in-process research and development	1,000	4,700	1,000	4,700
Restructuring, site closures and other	2	(1,179)	570	4,874
Patent settlement	—	—	13,917	—

Total operating expenses	238,233	193,680	482,323	376,279

Operating income	115,622	70,392	195,078	148,382
Interest income	8,807	9,723	18,904	19,369
Interest expense	(5,291)	(5,292)	(10,582)	(10,583)
Income, net of expense, from sale of technologies and product lines	2,158	2,444	4,326	4,680
Other income (expense), net	673	(134)	(38)	(1,125)

Income before income taxes	121,969	77,133	207,688	160,723
Provision for income taxes	38,536	25,139	65,474	52,160

Net income	$83,433	$51,994	$142,214	$108,563

Net income per share - basic	$0.55	$0.36	$0.94	$0.75

Net income per share - diluted	$0.49	$0.33	$0.85	$0.69

Shares used to compute net income per share - basic	152,425	144,537	151,085	144,225

Shares used to compute net income per share - diluted	178,415	168,489	176,786	168,743

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,

(In thousands; unaudited)	2003	2002

Operating Activities:
Net income	$142,214	$108,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	36,670	25,858
Amortization of debt issuance costs and other assets	5,582	3,115
Amortization of acquired product rights	19,745	14,505
Amortization of other intangibles from acquisitions	1,547	1,201
Write-off of equipment and leasehold improvements	625	3,304
Acquired in-process research and development	1,000	4,700
Deferred income taxes	(392)	564
Net loss on equity investments	2,530	750
Income tax benefit from stock options	35,000	8,065
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(68,654)	(56,785)
Inventories	(5,165)	(362)
Other current assets	(14,590)	(439)
Other assets	(1,941)	645
Accounts payable	8,099	(868)
Accrued compensation and benefits	(8,824)	3,120
Other accrued expenses	4,847	(8,276)
Deferred revenue	106,574	83,168
Income taxes payable	7,386	1,478
Other long-term obligations	(826)	(28)

Net cash provided by operating activities	271,427	192,278

Investing Activities:
Capital expenditures	(63,621)	(42,578)
Purchased intangibles	(61,255)	—
Purchase of Lindner & Pelc	—	(59)
Purchase of Riptech	—	(139,552)
Purchase of Recourse	—	(135,172)
Purchase of SecurityFocus	—	(72,786)
Purchase of Mountain Wave	—	(19,919)
Purchase of Nexland	(20,826)	—
Purchase of equity investments	(3,173)	(2,500)
Purchases of marketable securities	(3,323,290)	(975,785)
Proceeds from sales of marketable securities	3,250,129	1,106,082
Proceeds from long-term, restricted investments	—	5,807

Net cash used in investing activities	(222,036)	(276,462)

Financing Activities:
Repurchases of common stock	—	(64,332)
Net proceeds from sales of common stock and other	115,923	31,810

Net cash provided by/used in financing activities	115,923	(32,522)

Effect of exchange rate fluctuations on cash and cash equivalents	86,816	6,397

Increase (decrease) in cash and cash equivalents	252,130	(110,309)
Beginning cash and cash equivalents	294,606	379,237

Ending cash and cash equivalents	$546,736	$268,928

Supplemental cash flow disclosures (in thousands):
Income taxes paid (net of refunds)	$27,984	$43,020
Interest expense paid	$9,000	$9,350

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of September 30, 2003 and for the three and six months ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2003, March 31, 2003 and September 30, 2002 reflect amounts as of and for the periods ended October 4, 2003, March 28, 2003 and September 27, 2002, respectively. The three months ended September 30, 2003 and 2002 comprised 13 weeks of activity. The six months ended September 30, 2003 and 2002 comprised 27 weeks and 26 weeks of activity, respectively.

All Symantec share and per share amounts in this Form 10-Q do not reflect the two-for-one stock split to be effected as a stock dividend, which is scheduled to occur on November 19, 2003. See Note 12 below.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification agreements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. In the past, we have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of September 30, 2003, we had no liability associated with any of our indemnification agreements on our balance sheet.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that provides guidance for determining when a primary beneficiary should consolidate a variable interest entity that functions to support the activities of the primary beneficiary. In October 2003 the FASB deferred the effective date of Interpretation No. 46 to the first interim period beginning after December 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately for variable interest entities created after January 31, 2003. In the March 2003 quarter, we purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, we had no interest in any variable interest entities as of September 30, 2003.

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

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three and six months ended September 30, 2003 and 2002:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$83,433	$51,994	$142,214	$108,563
Add: Amortization of unearned compensation included in reported net income, net of tax	37	63	73	126
Less: Stock-based employee compensation expense excluded in reported net income, net of tax	(21,150)	(23,174)	(44,507)	(47,875)

Pro forma net income	$62,320	$28,883	$97,780	$60,814

Basic net income per share:
As reported	$0.55	$0.36	$0.94	$0.75
Pro forma	$0.42	$0.21	$0.67	$0.44
Diluted net income per share:
As reported	$0.49	$0.33	$0.85	$0.69
Pro forma	$0.38	$0.20	$0.61	$0.42

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 2. Balance Sheet Information

	September 30,	March 31,
(In thousands)	2003	2003

	(unaudited)
Cash, cash equivalents and short-term investments:
Cash	$138,529	$111,687
Cash equivalents	408,207	182,919
Short-term investments	1,479,834	1,411,052

	$2,026,570	$1,705,658

Trade accounts receivable, net:
Receivables	$228,838	$159,417
Less: allowance for doubtful accounts	(3,884)	(9,753)

	$224,954	$149,664

Property, equipment and leasehold improvements, net:
Computer hardware and software	$364,194	$307,623
Office furniture and equipment	70,355	65,240
Buildings and land	175,545	172,228
Leasehold improvements	62,442	53,883

	672,536	598,974
Less: accumulated depreciation and amortization	(307,879)	(265,699)

	$364,657	$333,275

Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	$965	$1,741
Cumulative translation adjustment	95,754	28,380

	$96,719	$30,121

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 3. Acquired Product Rights, Goodwill and Other Intangible Assets

Acquired product rights, goodwill and other intangible assets subject to amortization were as follows:

	September 30,	March 31,
(In thousands)	2003	2003

	(unaudited)
Acquired product rights, net:
Acquired product rights	$227,897	$165,642
Less: accumulated amortization	(112,262)	(92,517)

	$115,635	$73,125

Goodwill, net:
Goodwill	$1,145,832	$1,125,652
Less: accumulated amortization	(292,203)	(292,203)

	$853,629	$833,449

Other intangible assets, net:
Other intangible assets	$12,360	$12,300
Less: accumulated amortization	(9,042)	(7,496)

	$3,318	$4,804

On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. The total cost of purchasing the patent and licensing additional patents was $62.5 million, which was paid in cash in August 2003. Under the transaction, we recorded approximately $13.9 million of patent settlement costs in the June 2003 quarter, as it was deemed, through an independent third party valuation, that these costs related to benefits received by us in and prior to the June 2003 quarter. In addition, we recorded approximately $48.6 million for acquired product rights in the September 2003 quarter, which will be amortized to cost of goods sold over the remaining life of the primary patent, which expires in June 2011.

On April 17, 2003, we purchased certain assets related to Roxio Inc.’s GoBack computer recovery software business for approximately $13.0 million in cash. As a result of this transaction, we recorded approximately $12.7 million in acquired product rights and $0.3 million for tangible assets, net of liabilities. The amount allocated to acquired product rights will be amortized to cost of revenues over their estimated useful life of three years.

Amortization expense for acquired product rights was approximately $10.6 million of which $10.4 million and $0.2 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively, during the September 2003 quarter. Amortization expense for acquired product rights was approximately $19.7 million of which $19.3 million and $0.4 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively, during the six months ended September 30, 2003. Amortization expense for acquired product rights was approximately $7.4 million of which $6.9 million and $0.5 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively, during the September 2002 quarter. Amortization expense for acquired product rights was approximately $14.5 million of which $13.5 million and $1.0 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively, during the six months ended September 30, 2002.

Amortization expense for other intangible assets (customer base, tradenames and marketing-related assets) was $0.8 million and $0.7 million, respectively, during the September 2003 and 2002 quarters and $1.5 million and $1.2 million, respectively, during the six months ended September 30, 2003 and 2002.

The estimated annual amortization expense for acquired product rights is $40.3 million, $34.6 million, $20.6 million, $12.7 million, $7.5 million and $19.8 for fiscal year 2004, 2005, 2006, 2007, 2008, and thereafter, respectively, based upon our existing acquired product rights and their current useful lives. The estimated annual amortization expense for other intangible assets is $2.7 million, $1.5 million, $0.5 million, and $0.2 million for fiscal year 2004, 2005, 2006, and 2007, respectively, based upon our existing other intangible assets and their current useful lives.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 4. Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands; unaudited)	2003	2002	2003	2002

Net income	$83,433	$51,994	$142,214	$108,563
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale investments, net of tax (benefit) expense of $(536), $(154), $(366), and $862, respectively	(1,138)	433	(776)	1,032
Change in cumulative translation adjustment	8,486	(11,891)	67,374	31,848

Total other comprehensive income (loss)	7,348	(11,458)	66,598	32,880

Comprehensive income	$90,781	$40,536	$208,812	$141,443

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 5. Net Income Per Share

The components of net income per share were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands, except per share data; unaudited)	2003	2002	2003	2002

Basic Net Income Per Share
Net income	$83,433	$51,994	$142,214	$108,563

Weighted average number of common shares outstanding during the period	152,425	144,537	151,085	144,225

Basic net income per share	$0.55	$0.36	$0.94	$0.75

Diluted Net Income Per Share
Net income	$83,433	$51,994	$142,214	$108,563
Interest on convertible subordinated notes, net of income tax effect	3,598	3,599	7,196	7,196

Net income, as adjusted	$87,031	$55,593	$149,410	$115,759

Weighted average number of common shares outstanding during the period	152,425	144,537	151,085	144,225
Shares issuable from assumed exercise of options	8,415	6,377	8,126	6,943
Shares issuable from assumed conversion of convertible subordinated notes	17,575	17,575	17,575	17,575

Total shares for purpose of calculating diluted net income per share	178,415	168,489	176,786	168,743

Diluted net income per share	$0.49	$0.33	$0.85	$0.69

For the three and six months ended September 30, 2003, approximately 0.6 million and 0.3 million shares, respectively, issuable upon exercise of options were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three and six months ended September 30, 2002, approximately 8.6 million and 3.7 million shares, respectively, issuable upon exercise of options were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive.

Note 6. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of September 30, 2003, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. No shares were repurchased during the September 2003 quarter. During the September 2002 quarter, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. No shares were repurchased during the June 2003 and 2002 quarters.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 7. Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were approximately $584.6 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $34.14 per share, subject to certain adjustments. During the September 2003 and June 2003 quarters, an insignificant principal amount of our notes were converted into shares of our common stock. No shares were converted during the September 2002 or June 2002 quarters. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, and we commenced making payments on May 1, 2002. Debt issuance costs of approximately $15.8 million, related to the notes, is amortized on a straight-line basis through November 1, 2006. We have reserved approximately 17.6 million shares of common stock for issuance upon conversion of the notes.

Note 8. Acquisitions

During the September 2003 quarter, we acquired Nexland Inc., an Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million in cash. We expect the acquisition will strengthen our competitive position in the Enterprise Security solutions market. The results of operations of the acquired company have been included in our operations as of the date of acquisition. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $1.0 million for developed technology, $20.8 million for goodwill, an insignificant amount related to other intangibles, $0.5 million for deferred tax assets, net of deferred tax liabilities, and $2.5 million for liabilities, net of tangible assets. We also accrued approximately $1.3 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $0.4 million remains as an accrual as of September 30, 2003.

The following table summarizes the allocation of the purchase price for the Nexland, Inc. acquisition (in thousands):

	Allocated Purchase Price Components

			Acquired			Deferred	Other assets
	Purchase	Acquired	product		Other	tax	(liabilities),
	Price	IPR&D	rights	Goodwill	intangibles	assets, net	net

Nexland	$20,891	$1,000	$1,000	$20,791	$60	$547	$(2,507)

Total	$20,891	$1,000	$1,000	$20,791	$60	$547	$(2,507)

The amount allocated to developed technology is amortized to cost of revenues over its useful life of five years. The amount allocated to other intangibles is amortized to operating expenses over its estimated useful life of one year.

In connection with this acquisition, we wrote off a total of $1.0 million of acquired in-process research and development, because the acquired technology had not reached technological feasibility and had no alternative uses. The efforts required to develop the acquired in-process technology and to complete the projects; were principally related to the completion of planning, design, development and test activities necessary to establish that a product or service could be produced to meet its design specifications, including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products. However, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

We determined the fair value of the acquired in-process technology for this purchase by estimating the projected cash flows related to the project and future revenues to be earned upon commercialization of the product. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to this project.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Pro forma information for Nexland, Inc. is not presented as the acquisition was deemed not significant.

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

Riptech

On August 19, 2002, we acquired Riptech, Inc., a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $145.0 million. Under the transaction, we recorded approximately $2.1 million for acquired in-process research and development, $12.2 million for developed technology, $0.5 million for acquired product rights, including revenue related order backlog and contracts, $117.8 million for goodwill, $8.0 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. We also accrued approximately $3.2 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $0.3 million remains as an accrual as of September 30, 2003.

The amounts allocated to developed technology are being amortized to cost of revenues over their useful lives of five years and acquired product rights were amortized to cost of revenues over their useful life of one year.

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.9 million. During the June 2003 and September 2003 quarters, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by insignificant amounts.

Recourse

On August 19, 2002, we acquired Recourse Technologies, Inc., a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks, for approximately $135.3 million. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $19.0 million for developed technology, $109.3 million for goodwill, $2.2 million for other intangibles, $9.1 million for net deferred tax assets and $1.9 million for liabilities, net of tangible assets. We also accrued approximately $3.3 million in acquisition related expenses, which included financial advisory, legal, tax and accounting fees, duplicative sites and severance costs, of which $0.7 million remains as an accrual as of September 30, 2003.

The amount allocated to developed technology is being amortized to cost of revenues over the useful life of four years. The amount allocated to other intangibles was amortized to operating expenses over its useful life of one year.

During the June 2003 and December 2002 quarters, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by insignificant amounts. During the September 2003 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.3 million.

SecurityFocus

On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for approximately $74.9 million. Under the transaction, we recorded approximately $1.6 million for acquired in-process research and development, $3.5 million for developed technology, $3.3 million for acquired product rights, including database and revenue related order backlog and contracts, $64.3 million for goodwill, $2.1 million for other marketing related intangibles, $0.5 million for net deferred tax assets and $1.2 million for tangible assets, net of liabilities. We also accrued approximately $1.7 million in acquisition related expenses, which included legal, tax and accounting fees, duplicative site and fixed asset expenses, and severance costs, of which $0.6 million remains as an accrual as of September 30, 2003.

The amounts allocated to developed technology and acquired product rights are being amortized to cost of revenues over their useful lives of one to four years. The amount allocated to other intangibles is being amortized to operating expenses over its useful life of four years.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by an insignificant amount.

Mountain Wave

On July 2, 2002, we acquired Mountain Wave, Inc., a provider of automated attack sensing and warning software and services for real-time enterprise security operations management, for $20.0 million. Under the transaction, we recorded approximately $2.0 million for developed technology, $17.3 million for goodwill, $1.7 million for net deferred tax assets and $0.4 million for liabilities, net of tangible assets. We also accrued approximately $0.7 million in acquisition related expenses, which included legal and accounting fees, as well as duplicative site and severance costs. As of March 31, 2003, all costs had been paid with the exception of an insignificant amount for outplacement services and duplicative site costs.

The amount allocated to developed technology is being amortized to cost of revenues over its useful life of five years.

The following table summarizes the allocation of the purchase price, adjusted for revised estimates related to certain liabilities, for each of the acquisitions during the September 2002 quarter (in thousands):

	Allocated Purchase Price Components

			Acquired			Deferred	Other assets
	Purchase	Acquired	product		Other	tax	(liabilities),
	Price	IPR&D	rights	Goodwill	intangibles	assets, net	net

Riptech	$147,546	$2,100	$12,700	$116,593	$—	$7,974	$8,179
Recourse	137,897	1,000	19,000	108,717	2,164	9,090	(2,074)
SecurityFocus	76,558	1,600	6,840	64,281	2,100	503	1,234
Mountain Wave	20,698	—	2,000	17,320	—	1,740	(362)

Total	$382,699	$4,700	$40,540	$306,911	$4,264	$19,307	$6,977

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

Note 9. Restructuring, Site Closures and Other

Restructuring, site closures and other were an insignificant amount during the September 2003 quarter, and approximately $(1.2) million during the September 2002 quarter.

During the September 2003 quarter, we recorded no costs of severance, related benefits or outplacement services.

During the June 2003 quarter, we recorded approximately $0.5 million for costs of severance, related benefits and outplacement services for a member of our senior management team. As of September 30, 2003, we had an accrual of approximately $0.5 million outstanding related to this individual’s severance, benefits or outplacement services.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Details of the fiscal 2004 restructuring, site closures and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	09/30/03

Employee severance and outplacement	Cash	$465	$—	$—	$465
Excess fixed assets	Cash/non-cash	—	—	—	—

Total restructuring, site closures and other		$465	$—	$—	$465

During the March 2003 quarter, we recorded approximately $3.4 million for the costs of severance, related benefits and outplacement services primarily associated with the relocation of certain development, sales and finance activities and the realignment of certain worldwide marketing efforts. As a result of this relocation, we terminated 122 employees. In addition, we recorded approximately $3.0 million for exit costs associated with the consolidation of certain facilities in the United States. This estimate was revised in the September 2003 and June 2003 quarters, resulting in a reduction in the severance, related benefits and outplacement services accrual of an insignificant amount and $0.4 million, respectively. As of September 30, 2003, we had an accrual of approximately $0.4 million outstanding related to severance, benefits and outplacement services, and $0.8 million related to rent and related exit costs of the facilities.

During the September 2002 quarter, we recorded approximately $0.7 million for the costs of severance, related benefits and outplacement services associated with the termination of 51 employees at our San Antonio, Texas site. At March 31, 2003, all costs had been paid with the exception of an insignificant amount related to outplacement service charges.

During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of these actions, we terminated 251 employees. This estimate was subsequently revised in the September 2003 and September 2002 quarters, resulting in a reduction in the severance, related benefits and outplacement services accrual by approximately $0.11 million and $0.9 million, respectively. As of September 30, 2003, we had an insignificant accrual outstanding related to severance, related benefits and outplacement service charges.

Details of the fiscal 2003 restructuring, site closures and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	09/30/03

Employee severance and outplacement	Cash	$9,606	$(7,606)	$(1,519)	$481
Excess fixed assets	Cash/non-cash	3,507	(2,665)	—	842

Total restructuring, site closures and other		$13,113	$(10,271)	$(1,519)	$1,323

During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related abandoned fixed asset and leasehold improvement write-offs. These estimates were subsequently revised in the September 2003, June 2003, March 2003, December 2002 and September 2002 quarters, resulting in increases/(decreases) in the facility related accrual by an insignificant amount, $0.5 million, $0.3 million, ($0.4) million and ($1.2) million, respectively. As of September 30, 2003, we had an accrual of approximately $1.6 million outstanding related to rent and exit costs of the facilities.

Also during the March 2002 quarter, we recorded approximately $1.0 million for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, we terminated 29 employees. As of March 31, 2003, all costs had been paid.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. These estimates were subsequently revised in the September 2003 and September 2002 quarters, resulting in an increase in the facility related accrual by approximately $0.08 million and $0.2 million, respectively. As of September 30, 2003, we had an accrual of approximately $1.2 million outstanding related to rent and related exit costs of the facilities.

During the June 2001 quarter, we recorded approximately $2.0 million for the costs of employee severance, related benefits, outplacement services and abandonment of certain facilities primarily related to various restructurings as we continued the integration of AXENT into our operations. As a result, we terminated 58 employees. These severance, related benefits, and outplacement costs were paid by the end of the September 2001 quarter. As of December 31, 2002, all costs had been paid with the exception of an insignificant amount related to the abandoned facilities.

Details of the fiscal 2002 restructuring and other were as follows:

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	09/30/03

Employee severance and outplacement	Cash	$2,639	$(2,585)	$(54)	$—
Excess facilities	Cash/non-cash	17,789	(14,534)	(346)	2,909

Total restructuring, site closures and other		$20,428	$(17,119)	$(400)	$2,909

Note 10. Litigation

On October 20, 2003, Marilyn Johnston filed a lawsuit on behalf of herself and purportedly on behalf of the general public and an undefined class in the California Superior Court, San Diego County. The complaint alleges violations of California Civil Code section 1787.8 and Business and Professions Code 17200 arising from the collection of telephone number information in connection with online credit card transactions. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorneys fees. We intend to defend the action vigorously.

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

On February 27, 2003, PowerQuest Corporation filed a lawsuit against us in the United States District Court, District of Utah, alleging that our Ghost product infringes a patent owned by them. The complaint seeks damages and injunctive relief. We intend to defend the action vigorously. See Note 12 below.

On February 7, 2003, Cathy Baker filed a lawsuit against us, Microsoft and two retailers in the California Superior Court, Marin County, purportedly on behalf of the general public of California and of a class of certain purchasers of software products. An amended complaint filed in May 2003 adds Greg Johnson as plaintiff and Adobe Systems and another retailer as defendants. The complaint alleges that our refund policies violate consumer warranty and unfair business practice laws. The lawsuit seeks damages, rescission and injunctive relief, as well as costs and attorney fees. We intend to defend the action vigorously

On November 29, 2002, William Pereira filed a purported class action lawsuit against a local retailer and us in the Supreme Court of New York, New York County, alleging breach of contract and deceptive business practices in connection with rebates offered by us. The complaint was served March 26, 2003. The complaint sought damages, costs and attorney fees. The parties stipulated to dismiss the case in June 2003.

On June 14, 2002, Hark Chan and Techsearch LLC filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that unspecified products sold on CD-ROM with Internet hyperlinks and/or with the LiveUpdate feature infringe a patent owned by Techsearch. Subsequently, IP Innovation LLC was added as a plaintiff. The lawsuit requested damages, injunctive relief, costs and attorney fees. In September 2003, the parties settled the matter.

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

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

In July 1998, the Ontario Court of Justice (General Division) awarded a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and our request for further review of that decision was also denied. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. In January 2003, we paid the judgment, interest and costs of approximately $7.4 million. We expect to pay the remaining accrued balance of costs upon further determination by the court. As of September 30, 2003, we believe that we have adequately accrued for both the damages and costs.

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

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

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

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
(In thousands; unaudited)	Security	Administration	Products	Services	Other	Company

Three Months Ended
September 30, 2003
Revenue from external customers	$177,079	$48,532	$193,583	$9,339	$132	$428,665
Operating income (loss)	36,339	35,750	112,007	(4,099)	(64,375)	115,622
Depreciation & amortization expense	3,824	86	944	1,472	28,590	34,916
Three Months Ended
September 30, 2002
Revenue from external customers	141,940	52,602	123,945	6,112	632	325,231
Operating income (loss)	26,646	38,723	57,911	(4,988)	(47,900)	70,392
Depreciation & amortization expense	3,089	93	775	759	19,238	23,954
Six Months Ended
September 30, 2003
Revenue from external customers	342,176	97,980	360,549	18,886	198	819,789
Operating income (loss)	65,208	72,361	208,000	(5,526)	(144,965)	195,078
Depreciation & amortization expense	6,950	168	1,778	2,742	51,906	63,544
Six Months Ended
September 30, 2002
Revenue from external customers	273,824	108,441	247,847	9,787	1,373	641,272
Operating income (loss)	54,179	79,800	118,862	(9,880)	(94,579)	148,382
Depreciation & amortization expense	5,631	194	1,715	980	36,159	44,679

Geographical Information

	Three Months Ended		Six Months Ended
	September 30,		September 30,

(In thousands; unaudited)	2003	2002	2003	2002

Net revenues from external customers:
United States	$215,824	$171,917	$408,310	$338,089
Other foreign countries	212,841	153,314	411,479	303,183

	$428,665	$325,231	$819,789	$641,272

SYMANTEC CORPORATION
Notes to Condensed Consolidated Financial Statements, continued

Note 12. Subsequent Event

On September 23, 2003, we entered into an agreement to acquire PowerQuest Corp., a global provider of automated deployment and recovery solutions for corporations and individual users, for approximately $150.0 million in cash. The acquisition is expected to close during the third quarter of fiscal 2004, subject to the satisfaction of closing conditions. We expect to integrate this technology into our Enterprise Administration segment.

On October 20, 2003, we acquired SafeWeb, Inc., a provider of SSL VPN appliances, for $26 million in cash. We will integrate this technology into our Enterprise Security segment.

On October 22, 2003, our Board of Directors approved a two-for-one stock split of Symantec’s common stock. Shareowners of record at the close of business on November 5, 2003 will be issued one additional share of common stock for each share owned as of that date. The stock split will increase the number of total shares outstanding from approximately 154 million shares to approximately 308 million shares. We anticipate the additional shares resulting from the stock dividend will be issued in book-entry form on or about November 19, 2003. All Symantec share and per share amounts in this Form 10-Q do not give effect to this stock split.

On October 27, 2003, we entered into an agreement to acquire ON Technology, a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks, for approximately $100.0 million in cash. The acquisition is expected to close in the fourth quarter of fiscal 2004, subject to the satisfaction of closing conditions. We expect to integrate this technology into our Enterprise Administration segment.

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

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2003, March 31, 2003 and September 30, 2002 reflect amounts as of and for the periods ended October 3, 2003, March 28, 2003 and September 27, 2002, respectively. The three months ended September 30, 2003 and 2002 each comprised 13 weeks of activity. The six months ended September 30, 2003 and 2002 comprised 27 weeks and 26 weeks of activity, respectively.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the six months ended September 30, 2003 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2003.

Recent Events

On September 23, 2003, we entered into an agreement to acquire PowerQuest Corp., a global provider of automated deployment and recovery solutions for corporations and individual users, for approximately $150.0 million in cash. The acquisition is expected to close during the third quarter of fiscal 2004, subject to the satisfaction of closing conditions. We expect to integrate this technology into our Enterprise Administration segment.

On October 20, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances, for approximately $26.0 million in cash. We expect to integrate this technology into our Enterprise Security segment.

On October 22, 2003, our Board of Directors approved a two-for-one stock split of Symantec’s common stock. Shareowners of record at the close of business on November 5, 2003 will be issued one additional share of common stock for each share owned as of that date. The stock split will increase the number of total shares outstanding from approximately 154 million shares to approximately 308 million shares. We anticipate the additional shares resulting from the stock dividend to be issued in book-entry form on or about November 19, 2003. All Symantec share and per share amounts in this Form 10-Q do not give effect to this stock split.

On October 27, 2003, we entered into an agreement to acquire ON Technology, a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks, for approximately $100.0 million in cash. The acquisition is expected to close in the fourth quarter of fiscal 2004, subject to the satisfaction of closing conditions. We expect to integrate this technology into our Enterprise Administration segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations

The following table sets forth each item from our condensed consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three Months			Six Months
	Ended		Percent	Ended		Percent
	September 30,		Change	September 30,		Change
			in Dollar			in Dollar
(Unaudited)	2003	2002	Amounts	2003	2002	Amounts

Net revenues	100%	100%	32%	100%	100%	28%
Cost of revenues	17	19	22	17	18	22

Gross margin	83	81	34	83	82	29
Operating expenses:
Research and development	14	15	26	15	15	29
Sales and marketing	37	38	25	36	37	24
General and administrative	5	5	23	6	5	46
Amortization of other intangibles from acquisitions	—	—	14	—	—	29
Acquired in-process research and development	—	1	—	—	1	*
Restructuring, site closures, and other	—	—	—	—
Patent Settlement	—	—	—	2	1	*

Total operating expenses	56	59	23	59	59	28

Operating income	27	22	64	24	23	31
Interest income	2	3	(9)	2	3	(2)
Interest expense	(1)	(2)	—	(1)	(2)	—
Income, net of expense, from sale of technologies and product lines	—	1	(12)	—	1	(8)
Other income (expense), net	—	—	*	—	—	(97)

Income before income taxes	28	24	58	25	25	29
Provision for income taxes	9	8	53	8	8	26

Net income	19%	16%	60	17%	17%	31

* Percentage change is not meaningful

Net Revenues

Net revenues increased approximately $103.4 million, or 32% during the September 2003 quarter as compared to the September 2002 quarter, and $178.5 million, or 28% during the six months ended September 30, 2003. This increase was due primarily to increased sales of our consumer and enterprise security products. The increased sales of these products was largely attributable to continuing growth in demand for our consumer security protection products. In addition, we believe that a significant portion of the growth in revenue was attributable to numerous security threats in August and may not be sustainable. From a regional standpoint, sales outside of the United States contributed strongly to revenue growth. Strength in major foreign currencies during the September 2003 quarter and six months ended September 30, 2003 also positively impacted our international revenue growth.

A significant portion of our deferred revenue balance of $612.2 million as of June 30, 2003 contributed to our total net revenues during the September 2003 quarter. We anticipate that a significant portion of our deferred revenue balance of $719.4 million as of September 30, 2003, will similarly contribute to our net revenues during the December 2003 quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Segments

Our Enterprise Security segment provides organizations with Internet security technology, global response and services to manage their information security needs. Our Enterprise Security segment represented approximately 41% and 44% of net revenues during the September 2003 and 2002 quarters, respectively, and 42% and 43% of net revenues during the six months ended September 30, 2003 and 2002, respectively. Net revenues increased approximately $35.1 million, or 25%, during the September 2003 quarter as compared to the September 2002 quarter and $68.4 million, or 25% during the six months ended September 30, 2003 as compared to the six months ended September 30, 2002. These increases were primarily due to strong growth in sales of our security protection solutions.

Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Our Enterprise Administration segment represented approximately 11% and 16% of net revenues during the September 2003 and 2002 quarters, respectively, and 12% and 17% of net revenues during the six months ended September 30, 2003 and 2002, respectively. Net revenues decreased by approximately $4.1 million, or 8%, during the September 2003 quarter as compared to the September 2002 quarter and $10.5 million, or 10%, during the six months ended September 2003 as compared to the six months ended September 2002. This decrease was primarily due to a decrease in sales of our pcAnywhere and Norton Ghost products. We anticipate a further decline in sales of our pcAnywhere product and that net revenues from this segment to comprise a smaller percentage of our overall revenues going forward.

Our Consumer Products segment provides security and problem-solving products to individual users. Our Consumer Products segment represented approximately 45% and 38% of net revenues during the September 2003 and 2002 quarters, respectively, and 44% and 39% of net revenues during the six months ended September 30, 2003 and 2002, respectively. Net revenues increased by approximately $69.6 million, or 56%, during the September 2003 quarter as compared to the September 2002 quarter, and $112.7 million, or 45%, during the six months ended September 30, 2003 and 2002, respectively. This increase was primarily related to increased sales of our Norton AntiVirus and Norton Internet Security products. In addition, we believe that a significant portion of the growth in consumer revenue was attributable to the numerous security threat outbreaks that occurred in August and may not be sustainable. Our electronic distribution channel, including original equipment manufacturer subscription renewals, also contributed to the increase in sales.

Our Services segment provides information security solutions that incorporate best-of-breed technology, security expertise and global resources. Our Services segment represented approximately 2% of net revenues during the September 2003 and 2002 quarters, respectively, and during the six months ended September 30, 2003 and 2002. Net revenues increased $3.2 million, or 53%, during the September 2003 quarter as compared to the September 2002 quarter, and $9.1 million, or 93%, during the six months ended September 30, 2003 and 2002. This increase was primarily related to sales of our Managed Security Services, which represented $3.2 million and $8.4 million of net revenues during the three months and six months ended September 30, 2003, respectively.

Our Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% of net revenues during each of the September 2003 and 2002 quarters, respectively, and during the six months ended September 30, 2003 and 2002, respectively.

International

Net revenues outside of the United States represented approximately 50% and 47% of net revenues during the September 2003 and 2002 quarters, respectively, and during the six months ended September 30, 2003 and 2002, respectively. International net revenues increased by approximately $59.5 million, or 39%, during the September 2003 quarter as compared to the September 2002 quarter and $108.3 million, or 36%, during the six months ended September 30, 2003 and 2002. This increase in net revenues was primarily the result of sales growth in Europe, the Middle East and Africa regions primarily from increased sales of our enterprise security and consumer products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Strength in major foreign currencies during the September 2003 quarter as compared to the major foreign currency rates during the September 2002 quarter positively impacted our international revenue growth by approximately $21.8 million when comparing revenues at comparable exchange rates. In addition, strength in major foreign currencies during the six months ended September 30, 2003, as compared to the average major foreign currency rate changes during the six months ended September 30, 2002, positively impacted our international revenue growth by approximately $53.7 million. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Gross Margin

Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, royalties paid to third parties under technology licensing agreements, costs of services, fee-based technical support costs and amortization of acquired product rights.

Gross margin was approximately 83% and 81% of net revenues during the September 2003 and 2002 quarters, respectively, and 83% and 82% during the six months ended September 30, 2003 and 2002, respectively. This slight increase was primarily due to growth in electronic software distribution revenue. We anticipate that our services revenues may grow and comprise a higher percentage of our total revenues in future periods, in which case our gross margin would likely decrease, as our services typically have higher cost of revenues than our software products.

Research and Development Expenses

Research and development expenses as a percentage of net revenues were approximately 14% and 15% during the September 2003 and September 2002 quarters, respectively, and 15% and 14% during the six months ended September 30, 2003 and 2002, respectively. In absolute dollars, research and development expenses increased 26% to approximately $59.6 million during the September 2003 quarter from $47.3 million during the September 2002 quarter and 29% to approximately $120.2 million during the six months ended September 30, 2003 from $92.8 million during the six months ended September 30, 2002. This increase was primarily a result of increased headcount and related compensation, increased overhead costs, increased use of outside services and increased research and development expenses associated with the companies that we acquired during the September 2002 quarter.

Sales and Marketing Expenses

Sales and marketing expenses as a percentage of net revenues were approximately 37% and 38% during the September 2003 and 2002 quarters, respectively, and 36% and 37% during the six months ended September 30, 2003 and 2002, respectively. In absolute dollars, sales and marketing expenses increased 25% to approximately $155.7 million during the September 2003 quarter from $124.9 million during the September 2002 quarter and 24% to approximately $297.5 million during the six months ended September 30, 2003 from $240.1 million during the six months ended September 30, 2002. This increase was primarily a result of increased headcount and related compensation, increased overhead costs, increased use of outside services and increased advertising and promotion expenses and other marketing activities.

General and Administrative Expenses

General and administrative expenses as a percentage of net revenues remained flat at approximately 5% during each of the September 2003 and 2002 quarters, and 6% and 5% during the six months ended September 30, 2003 and 2002, respectively. In absolute dollars, general and administrative expenses increased 23% to approximately $21.2 million during the September 2003 quarter from $17.3 million during the September 2002 quarter and 46% to approximately $47.5 million during the six months ended September 30, 2003 from $32.6 million during the six months ended September 30, 2002. This increase was primarily a result of increased headcount and related compensation, increased use of outside services and increased general and administrative expenses associated with the companies that we acquired during the September 2002 quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Amortization of Other Intangibles From Acquisitions

Amortization of other intangibles from acquisitions increased 14% to approximately $0.8 million during the September 2003 quarter from $0.7 million during the September 2002 quarter and to $1.5 million during the six months ended September 30, 2003 from $1.2 million during the six months ended September 30, 2002. These increases were related primarily to the amortization of other intangibles acquired with the purchase of Nexland in the September 2003 quarter and of Recourse and Security Focus in the September 2002 quarter.

Acquired in-process research and development

Acquired in-process research and development was $1 million during the three and six months ended September 30, 2003, related to the Nexland acquisition. Acquired in-process research and development was $4.7 million during the three and six months ended September 30, 2002, related to the Riptech, SecurityFocus and Recourse acquisitions.

The purchase prices of the Nexland transaction in the September 2003 quarter and the Riptech, SecurityFocus and Recourse acquisitions in the September 2002 quarter, were allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. We wrote off $1 million of acquired in-process research and development related to the Nexland transaction and $4.7 million of acquired in-process research and development related to the three September 2002 transactions, because the acquired technologies had not reached technological feasibility and had no alternative uses.

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

A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written-off for these acquisitions during the September 2003 and September 2002 quarters. As a result, we wrote off $1.0 million in connection with our acquisition of Nexland during the September 2003 quarter. In addition, we wrote off $2.1 million, $1.6 million and $1.0 million in connection with our acquisitions of Riptech, SecurityFocus and Recourse, respectively, during the September 2002 quarter.

Nexland

The in-process technology acquired in the Nexland acquisition consisted primarily of research and development related to a next generation firewall/VPN product. We will integrate this technology into our Firewall/VPN Appliance series products.

Riptech

The in-process technology acquired in the Riptech acquisition consisted primarily of research and development related to the fourth generation of its Caltarian technology, which provides real-time information protection through around-the-clock monitoring, analysis and response. We integrated this technology into our managed security services.

SecurityFocus

The in-process technology acquired in the SecurityFocus acquisition consisted primarily of research and development related to new versions of DeepSight Threat Management System (TMS) and DeepSight Analyzer (Analyzer) products, which are threat management systems that provide early warnings of attack, as well as countermeasures to defend these attacks. We integrated this technology into our vulnerability management products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Recourse

The in-process technology acquired in the Recourse acquisition consisted primarily of research and development related to new versions of ManHunt, a network intrusion detection system. We integrated this technology into our intrusion detection products.

Restructuring, Site Closures and Other

Restructuring, site closures and other were insignificant during the September 2003 quarter, and approximately ($1.2) million during the September 2002 quarter. During the September 2003 quarter, we revised our estimates by ($0.13) million for costs of severance, related benefits and outplacement services originally recorded in the March 2003 and June 2003 quarters. In addition, we recorded an increase in expenses of approximately $0.13 million, due primarily to revised estimates of facility related expenses related to our United Kingdom facilities consolidation.

During the September 2002 quarter, restructuring, site closures and other resulted in a net reduction of expenses of approximately $1.2 million. We recorded a reduction of approximately $2.2 million in costs previously recognized in connection with severance and facility related estimates associated primarily with the restructuring and consolidation of most of our United Kingdom facilities to Maidenhead, UK. This reduction of expenses was offset by approximately $0.3 million in estimated expenses for certain fiscal 2002 restructuring and site closures and $0.7 million for costs of severance, related benefits and outplacement services associated with the reduction in operations of our San Antonio, Texas site. As a result of our San Antonio restructuring, our workforce was reduced by 51 employees.

Restructuring, site closures and other were approximately $0.6 million and $4.8 million for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, we recorded approximately $0.6 million for severance, related benefits, and outplacement as well as revisions to facility exit cost estimates.

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

Patent Settlement

In August 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $62.5 million, which was paid in cash in August 2003. Under the transaction, we recorded approximately $13.9 million of patent settlement costs in the June 2003 quarter, as it was deemed, through an independent third party valuation, that these costs related to benefits received by us in and prior to the June 2003 quarter. During the September 2003 quarter, we recorded acquired product rights of approximately $48.6 million, which will be amortized to cost of goods sold over the remaining life of the primary patent, which expires in June 2011.

Operating Income

Operating income was approximately $115.6 million and $70.4 million during the September 2003 and 2002 quarters, respectively, and $195.1 million and $148.4 million during the six months ended September 30, 2003 and 2002, respectively. The increase was primary a result of increased revenue growth of 32% and 28% during the September 2003 quarter and six months ended September 30, 2003, offset by increased headcount related costs and related operating expenses.

Interest Income, Interest Expense and Other Expense, Net

Interest income was approximately $8.8 million and $9.7 million during the September 2003 and 2002 quarters, respectively, and $18.9 million and $19.4 million during the six months ended September 30, 2003 and 2002,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

respectively. The decrease was due to lower average interest rates during the September 2003 quarter and six months ended September 30, 2003 as compared with the same periods during fiscal 2003.

Interest expense of approximately $5.3 million during each of the September 2003 and 2002 quarters and $10.6 million during the six months ended September 30, 2003 and 2002, was related to the 3% convertible subordinated notes issued in October 2001.

Other expense, net was insignificant during the September 2003 and 2002 quarters and six months ended September 30, 2003 and 2002.

Income, Net, From Sale of Technologies and Product Lines

Income, net, from sale of technologies and product lines was approximately $2.2 million and $2.4 million during the September 2003 and 2002 quarters, respectively, and $4.3 million and $4.7 million during the six months ended September 30, 2003 and 2002, respectively. This income was related primarily to royalty payments received in connection with the divestiture of our ACT! product line in December 1999, from Interact Commerce Corporation, which subsequently merged with The Sage Group plc.

Income Tax Provision

Our overall effective tax rate was 32% on pre-tax income for the six months ended September 30, 2003 and 2002. The effective tax rate for the six months ended September 30, 2003 and 2002 is lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations.

Symantec believes its effective tax rate for the remainder of fiscal year 2004 will be approximately 32%. However, the Company’s future tax rate could differ because of several factors, including the impact of acquisitions, the mix of income from domestic and international operations, or any changes to applicable tax rules and regulations.

Liquidity and Capital Resources

Our principal source of liquidity is our existing cash, cash equivalents and short-term investments, as well as cash that we generate over time from our operations. Cash, cash equivalents and short-term investments increased approximately $320.9 million to $2.0 billion at September 30, 2003 from $1.7 billion at March 31, 2003. This increase was primarily due to cash provided by operations, the effect of the strength in foreign currencies, and net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. The cash provided by these factors was partially offset by cash paid for capital expenditures, acquired intangibles, including the purchase of Roxio’s GoBack computer recovery software business and the Hilgraeve patent litigation, and the acquisition of Nexland.

Net cash provided by operating activities during the six months ended September 30, 2003 was approximately $271.4 million compared with $192.3 million during the six months ended September 30, 2002. During the six months ended September 30, 2003, net cash provided by operating activities was comprised primarily of net income of approximately $142.2 million, net non-cash expenses of $102.3 million, and an increase in liabilities, net of assets of $26.9 million. Net cash provided by operating activities during the six months ended September 30, 2002 was comprised of net income of $108.6 million, net non-cash expenses of $62.1 million and an increase in liabilities net of assets of $21.6 million.

Net trade accounts receivable increased $75.3 million to approximately $225.0 million at September 30, 2003 from $149.7 million at March 31, 2003. The increase in net trade accounts receivable is primarily due to higher sales in the month of September 2003 as compared to the month of March 2003.

Net cash used in investing activities during the six months ended September 30, 2003 was approximately $222.0 million compared with $276.5 million during the six months ended September 30, 2002. During the six months ended September 30, 2003, net cash used in investing activities was comprised primarily of $63.6 million of capital expenditures, $61.3 million for the purchase of intangibles, $76.3 million in net purchases of marketable securities and other investments and $20.8 million for the acquisition of Nexland. Net cash used in investing activities during the six months ended September 30, 2002 was comprised primarily of $367.5 million for the cost of acquisitions completed in that period and related costs and $42.6 million of capital expenditures, offset by $133.6 million in net proceeds from marketable securities and other investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Net cash provided by financing activities during the six months ended September 30, 2003 was approximately $115.9 million. During the six months ended September 30, 2003, net cash provided by financing activities was comprised of net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. Net cash used in financing activities during the six months ended September 30, 2002 was approximately $(32.5) million. During the six months ended September 30, 2002, net cash used in financing activities was primarily comprised of repurchases of our common stock, offset by net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 30.0 million shares, with no expiration date. As of the end of the September 2003 quarter, we had repurchased a total of 21.9 million shares under this program at prices ranging from $17.78 to $29.97 per share, for an aggregate amount of approximately $513.2 million. During the September 2002 quarter, we repurchased 2.2 million shares at prices ranging from $27.93 to $29.97 per share, for an aggregate amount of approximately $64.3 million. No shares were repurchased during the June 2003 or 2002 quarters.

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

On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation, for approximately $62.5 million. Under the transaction, we recorded approximately $13.9 million of patent settlement costs in the June 2003 quarter, as it was deemed, through an independent third party valuation, that these costs related to benefits received by us in and prior to the June 2003 quarter. In addition, we recorded approximately $48.6 million for acquired product rights in the September 2003 quarter, which will be amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

On October 20, 2003, we completed the acquisition of SafeWeb, Inc. a provider of SSL VPN appliances, for approximately $26.0 million in cash.

On September 23, 2003 and on October 27, 2003, we agreed to purchase PowerQuest and ON Technology, respectively, for an aggregate cash purchase price of approximately $250.0 million. The completion of these acquisitions is subject to customary closing conditions.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification agreements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. In the past, we have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of September 30, 2003, we had no liability associated with any of our indemnification agreements on our balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, that provides guidance for determining when a primary beneficiary should consolidate a variable interest entity that functions to support the activities of the primary beneficiary. In October 2003 the FASB deferred the effective date of Interpretation No. 46 to the first interim period beginning after December 15, 2003 for variable interest entities acquired before February 1, 2003 and immediately for variable interest entities created after January 31, 2003. In the March 2003 quarter, we purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, we had no interest in any variable interest entities as of September 30, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Business Risk Factors

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer security products. Over the last seven quarters, we experienced a higher than expected rate of growth in sales of our consumer security protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer security protection sales have been spurred by a number of factors over this period of time, including increased broadband usage, increased awareness of security threats to consumer systems, including the recently well-publicized Swen, Welchia, Blaster and Sobig. The impact of these factors is likely to diminish over time, and it is possible that our growth rates in sales of security protection products may decline.

We have grown, and may continue to grow, through acquisitions that give rise to risks that could adversely affect our future operating results. We have completed three acquisitions during fiscal 2004 and have two previously announced acquisitions pending. Additionally, we completed four acquisitions during fiscal 2003, and will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. We may face difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. Our acquisitions may cause us to recognize substantial amounts of goodwill and other intangible assets that will be subject to impairment testing and amortization, and we may assume liabilities. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

Introduction and integration of new products and technologies may adversely affect our financial results. We have recently introduced new products, including newly acquired products and products incorporating newly acquired technology. On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide. On September 23, 2003, we announced the acquisition of PowerQuest Corp., a global provider of automated deployment and recovery solutions for corporations and individual users, and on October 27, 2003, we announced an agreement to acquire ON Technology, a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks. Additionally, on October 20, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances. Symantec also released Symantec Enterprise Security Architecture, or SESA, which was developed internally. These technologies may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future. If these technologies do not achieve market success, our financial results, and the trading price of our common stock could be adversely affected.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Our efforts to develop and sell appliances and integrated solutions involve risk. We have been in the appliance business for a short period of time. Because of our limited experience with the manufacturing of appliances, and because our appliances generate lower gross margins than our software products, our efforts to develop and sell appliances may not be as successful as we anticipate. In addition, our strategy for future growth includes integrating our various security technologies, management, customer service and support into a single enterprise security solution. We have begun implementing this strategy by selling integrated solutions, such as Symantec Gateway Security and Symantec Client Security. Our integrated solutions may not achieve market acceptance and may not be able to compete with solutions either currently in the market or introduced in the future. If we are unable to achieve market acceptance or compete effectively with solutions of our competitors, our future net revenues and operating results could be adversely affected.

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

We face risks associated with our foreign operations. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. International sales comprised approximately 50% or more of our total sales for the last four quarters. So far, our operating results for fiscal 2004 have been positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, and we may be negatively impacted by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Our operating results could also be adversely affected by general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent political and military instability internationally and terrorist activity, governments could enact additional regulations or restrictions on the use, import or export of encryption technologies. The additional regulation of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

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

In addition, we sell our consumer products through original equipment manufacturers, or OEMs, who bundle our antivirus and other products with their PCs. We continuously seek to establish new OEM relationships and, conversely, may encounter OEMs that decide either to replace third party security software with their own or switch to a competitor’s product. When we lose an OEM relationship, our consumer sales could be adversely affected unless and until we are able to establish new relationships of similar significance.

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

Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. If our quarterly operating results or our predictions of future operating results fail to meet the expectations of analysts and investors, our stock price could be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future depending upon a number of factors, including:

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

We continue to make substantial changes to our information systems that could disrupt our business. We plan to continuously improve our Enterprise Resource Planning, Customer Relationship Management and Data Warehouse Information systems to support the form, functionality and scale of the business. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

We must attract and retain personnel in a competitive marketplace. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options. Increases in shares available for issuance under our stock options plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, the accounting industry has recently determined that corporations will include a compensation expense in their statement of operations relating to the issuance of employee stock options. This will most likely become effective in April 2005. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures. Because we offer very complex products, undetected errors, failures or bugs may occur when they are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures or bugs in our products. In the past, we have discovered software errors, failures and bugs in certain of our product offerings after their introduction and have experienced delays or lost revenues during the period required to correct these errors. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. Despite testing by us and by others, errors, failures or bugs may not be found in new products or releases after commencement of commercial shipments. Errors, failures or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products or claims by customers or others. In addition, if an actual or perceived breach of network security occurs in one of our end customer’s security systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Because the techniques used by computer hackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the six months ended September 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b)	Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

     31.01 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.02 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.01 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.02 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

Date filed or furnished	Item No.	Description
July 23, 2003	Items 7 and 12	Announcement of results of operations for our fiscal first quarter ended June 30, 2003.*

August 18, 2003	Items 7 and 12	Announcement of revised results of operations of our fiscal first quarter ended June 30, 2003 to reflect a subsequent event.*

*These furnished 8-Ks are not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2003	SYMANTEC CORPORATION
(Registrant)

	By	/s/ John W. Thompson

John W. Thompson,
Chairman and Chief
Executive Officer

	By	/s/ Gregory Myers

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