Form 10-Q
period 2004-01-02
SYMANTEC CORP
filed 2004-02-13
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2004.

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

      Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 30, 2004: 311,232,906 shares

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended January 2, 2004

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2003	2003

(In thousands, except par value)	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$2,268,558	$1,705,658
Trade accounts receivable, net	226,956	149,664
Inventories	14,865	5,912
Deferred income taxes	98,253	92,284
Other	50,538	34,628

Total current assets	2,659,170	1,988,146
Property, equipment and leasehold improvements, net	369,577	333,275
Deferred income taxes	2,100	7,986
Acquired product rights, net	125,223	73,125
Goodwill, net	994,743	833,449
Other, net	30,134	29,749

	$4,180,947	$3,265,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,039	$67,720
Accrued compensation and benefits	94,143	90,947
Deferred revenue	868,410	589,629
Other accrued expenses	75,357	69,363
Income taxes payable	115,030	76,965

Total current liabilities	1,223,979	894,624
Convertible subordinated notes	599,993	599,998
Other long-term obligations	5,255	6,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 900,000; issued and outstanding: 310,326 and 297,570 shares, respectively)	3,103	1,488
Capital in excess of par value	1,536,419	1,335,028
Accumulated other comprehensive income	162,308	30,121
Retained earnings	649,890	397,742

Total stockholders’ equity	2,351,720	1,764,379

	$4,180,947	$3,265,730

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002
(In thousands, except net income per share; unaudited)
Net revenues	$493,905	$375,635	$1,313,694	$1,016,907
Cost of revenues	87,608	65,280	229,996	181,891

Gross margin	406,297	310,355	1,083,698	835,016
Operating expenses:
Research and development	61,885	50,022	182,086	142,854
Sales and marketing	167,014	139,479	464,556	379,543
General and administrative	21,712	19,346	69,258	51,954
Amortization of other intangibles from acquisitions	628	793	2,175	1,994
Acquired in-process research and development	1,600	—	2,600	4,700
Restructuring, site closures and other	(126)	(442)	444	4,432
Patent settlement	—	—	13,917	—

Total operating expenses	252,713	209,198	735,036	585,477

Operating income	153,584	101,157	348,662	249,539
Interest income	9,184	9,039	28,088	28,408
Interest expense	(5,291)	(5,292)	(15,873)	(15,875)
Income (expense), net, from sale of technologies and product lines	5,215	(256)	9,541	4,424
Other income (expense), net	618	(300)	580	(1,425)

Income before income taxes	163,310	104,348	370,998	265,071
Provision for income taxes	51,834	32,616	117,308	84,776

Net income	$111,476	$71,732	$253,690	$180,295

Net income per share — basic	$0.36	$0.25	$0.83	$0.62

Net income per share — diluted	$0.32	$0.22	$0.74	$0.56

Shares used to compute net income per share — basic	308,485	290,296	304,274	289,066

Shares used to compute net income per share — diluted	362,179	341,616	356,767	338,906

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,

	2003	2002

	(In thousands; unaudited)
Operating Activities:
Net income	$253,690	$180,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	56,007	40,790
Amortization of debt issuance costs and other assets	(4,392)	1,968
Amortization of acquired product rights	30,668	26,013
Amortization of other intangibles from acquisitions	2,175	1,994
Write-off of equipment and leasehold improvements	1,614	3,938
Acquired in-process research and development	2,600	4,700
Deferred income taxes	(545)	734
Net loss on equity investments	2,710	750
Income tax benefit from stock options	50,000	24,750
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(53,124)	(93,635)
Inventories	(7,756)	(2,630)
Other current assets	(12,773)	(2,001)
Other assets	(1,585)	109
Accounts payable	(7,581)	(6,184)
Accrued compensation and benefits	(4,758)	21,520
Deferred revenue	228,925	178,823
Other accrued expenses	(1,759)	(12,056)
Income taxes payable	34,287	6,450
Other long-term obligations	(1,474)	(882)

Net cash provided by operating activities	566,929	375,446

Investing Activities:
Capital expenditures	(83,203)	(56,625)
Purchased intangibles	(61,166)	(200)
Purchase of Lindner & Pelc	—	(59)
Purchase of Riptech	—	(139,552)
Purchase of Recourse	—	(135,172)
Purchase of SecurityFocus	—	(72,786)
Purchase of Mountain Wave	—	(19,919)
Purchase of Nexland	(20,826)	—
Purchase of SafeWeb	(26,013)	—
Purchase of PowerQuest	(138,057)	—
Purchase of equity investments	(3,747)	(2,500)
Purchases of marketable securities	(3,755,590)	(1,573,032)
Proceeds from sales of marketable securities	3,679,759	1,499,284
Proceeds from long-term, restricted investments	—	5,439

Net cash used in investing activities	(408,843)	(495,122)

Financing Activities:
Repurchases of common stock	—	(64,332)
Net proceeds from sales of common stock and other	151,459	89,269

Net cash provided by financing activities	151,459	24,937

Effect of exchange rate fluctuations on cash and cash equivalents	115,699	11,426

Increase (decrease) in cash and cash equivalents	425,244	(83,313)
Beginning cash and cash equivalents	294,606	379,237

Ending cash and cash equivalents	$719,850	$295,924

Supplemental cash flow disclosures (in thousands):
Income taxes paid (net of refunds)	$33,955	$54,207
Interest expense paid	$18,000	$18,350

The accompanying Notes to Condensed Consolidated Financial Statements

are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements

Note 1.	Basis of Presentation

      The condensed consolidated financial statements of Symantec Corporation as of December 31, 2003 and for the three and nine months ended December 31, 2003 and 2002 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2003, March 31, 2003 and December 31, 2002 reflect amounts as of and for the periods ended January 2, 2004, March 28, 2003 and December 27, 2002, respectively. The three months ended December 31, 2003 and 2002 comprised 13 weeks of activity. The nine months ended December 31, 2003 and 2002 comprised 40 weeks and 39 weeks of activity, respectively.

      All Symantec share and per share amounts in this Form 10-Q retroactively reflect the two-for-one stock split effected as a stock dividend, which occurred on November 19, 2003.

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification agreements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. In the past, we have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of December 31, 2003, we had no liability associated with any of our indemnification agreements.

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities — there is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special purpose

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

entities and no later than the first reporting period that ends after March 15, 2004 for all other entities. In the March 2003 quarter, the Company purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, the Company had no interest in any variable interest entities as of December 31, 2003.

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

      The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$111,476	$71,732	$253,690	$180,295
Add: Amortization of unearned compensation included in reported net income, net of tax	—	124	—	372
Less: Stock-based employee compensation expense excluded in reported net income, net of tax	(26,690)	(20,445)	(71,197)	(68,320)

Pro forma net income	$84,786	$51,411	$182,493	$112,347

Basic net income per share:
As reported	$0.36	$0.25	$0.83	$0.62
Pro forma	$0.27	$0.18	$0.60	$0.39
Diluted net income per share:
As reported	$0.32	$0.22	$0.74	$0.56
Pro forma	$0.25	$0.17	$0.55	$0.38

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 2.	Balance Sheet Information

	December 31,	March 31,
	2003	2003

	(Unaudited)

	(In thousands)
Cash, cash equivalents and short-term investments:
Cash	$201,973	$111,687
Cash equivalents	517,877	182,919
Short-term investments	1,548,708	1,411,052

	$2,268,558	$1,705,658

Trade accounts receivable, net:
Receivables	$232,037	$159,417
Less: allowance for doubtful accounts	(5,081)	(9,753)

	$226,956	$149,664

Property, equipment and leasehold improvements, net:
Computer hardware and software	$365,191	$307,623
Office furniture and equipment	73,331	65,240
Buildings and land	197,463	172,228
Leasehold improvements	66,822	53,883

	702,807	598,974
Less: accumulated depreciation and amortization	(333,230)	(265,699)

	$369,577	$333,275

Accumulated other comprehensive income:
Unrealized gain on available-for-sale securities	$614	$1,741
Cumulative translation adjustment	161,694	28,380

	$162,308	$30,121

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3.	Acquired Product Rights, Goodwill and Other Intangible Assets

      Acquired product rights, goodwill and other intangible assets subject to amortization were as follows:

	December 31,	March 31,
	2003	2003

	(Unaudited)

	(In thousands)
Acquired product rights, net:
Acquired product rights	$248,408	$165,642
Less: accumulated amortization	(123,185)	(92,517)

	$125,223	$73,125

Goodwill, net:
Goodwill	$1,286,946	$1,125,652
Less: accumulated amortization	(292,203)	(292,203)

	$994,743	$833,449

Other intangible assets, net:
Other intangible assets	$14,760	$12,300
Less: accumulated amortization	(9,670)	(7,496)

	$5,090	$4,804

      On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $62.5 million, which was paid in cash in August 2003. Under the transaction, we recorded approximately $13.9 million of patent settlement costs in the June 2003 quarter, that was deemed related to benefits received by us in and prior to the June 2003 quarter. In addition, we recorded approximately $48.6 million for acquired product rights in the September 2003 quarter, which will be amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

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

      We have recorded acquired product rights, goodwill and other intangible assets in connection with several other acquisitions, including our recent acquisitions of PowerQuest, Inc. and SafeWeb, Inc. as described in Note 8. Amortization expense for acquired product rights was approximately $10.9 million, of which $10.7 million and $0.2 million was recorded in cost of revenues and income, (expense), net, from sale of technologies and product lines, respectively, during the December 2003 quarter. Amortization expense for acquired product rights was approximately $30.7 million, of which $30.1 million and $0.6 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively, during the nine months ended December 31, 2003. Amortization expense for acquired product rights was approximately $8.8 million, of which $8.3 million and $0.5 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively, during the December 2002 quarter. Amortization expense for acquired product rights was approximately $23.4 million, of which $21.8 and $1.6 million was recorded in cost of revenues and income, net of expense, from sale of technologies and product lines, respectively, during the nine months ended December 31, 2002. In addition, $2.7 million of

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

developed technology was written off related to the web access management products that were divested in the September 2001 quarter, in income, net of expense from the sale of technology and product lines, during the December 2002 quarter.

      Amortization expense for other intangible assets (customer base, tradenames and marketing-related assets) was $0.6 million and $0.8 million, respectively, during the December 2003 and 2002 quarters and $2.2 million and $2.0 million, respectively, during the nine months ended December 31, 2003 and 2002.

      The estimated annual amortization expense for acquired product rights is $42.4 million, $39.6 million, $25.6 million, $17.7 million, and $10.9 million for fiscal year 2004, 2005, 2006, 2007, and 2008, respectively, based upon our existing acquired product rights and their current useful lives. The estimated annual amortization expense for other intangible assets is $2.8 million, $2.1 million, $1.1 million, $0.6 million, and $0.4 million for fiscal year 2004, 2005, 2006, 2007, and 2008, respectively, based upon our existing other intangible assets and their current useful lives.

Note 4.	Comprehensive Income

      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands; unaudited)
Net income	$111,476	$71,732	$253,690	$180,295
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax (benefit) expense of $(165), $170, $(531), and $1,033, respectively	(351)	445	(1,127)	1,477
Change in cumulative translation adjustment	65,940	24,026	133,314	55,874

Total other comprehensive income	65,589	24,471	132,187	57,351

Comprehensive income	$177,065	$96,203	$385,877	$237,646

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 5.     Net Income Per Share

      The components of net income per share were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands, except per share data; unaudited)
Basic Net Income Per Share
Net income	$111,476	$71,732	$253,690	$180,295

Weighted average number of common shares outstanding during the period	308,485	290,296	304,274	289,066

Basic net income per share	$0.36	$0.25	$0.83	$0.62

Diluted Net Income Per Share
Net income	$111,476	$71,732	$253,690	$180,295
Interest on convertible subordinated notes, net of income tax effect	3,598	3,599	10,794	10,795

Net income, as adjusted	$115,074	$75,331	$264,484	$191,090

Weighted average number of common shares outstanding during the period	308,485	290,296	304,274	289,066
Shares issuable from assumed exercise of options	18,545	16,170	17,344	14,690
Shares issuable from assumed conversion of convertible subordinated notes	35,149	35,150	35,149	35,150

Total shares for purpose of calculating diluted net income per share	362,179	341,616	356,767	338,906

Diluted net income per share	$0.32	$0.22	$0.74	$0.56

      For the three and nine months ended December 31, 2003, approximately 0.3 million and 1.7 million shares, respectively, issuable upon exercise of options were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive. For the three and nine months ended December 31, 2002, approximately 0.4 million and 2.2 million shares, respectively, issuable upon exercise of options were excluded from the computation of diluted net income per share, as their effect would have been anti-dilutive.

Note 6.     Common Stock Repurchases

      On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock not to exceed 60.0 million shares, with no expiration date. As of December 31, 2003, we had repurchased a total of 43.8 million shares under this program at prices ranging from $8.89 to $14.99 per share, for an aggregate amount of approximately $513.2 million. During the September 2002 quarter, we repurchased 4.4 million shares at prices ranging from $13.97 to $14.99 per share, for an aggregate amount of approximately $64.3 million. No shares were repurchased during the nine months ended December 31, 2003 or during the June 2002 or December 2002 quarters.

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7.	Convertible Subordinated Notes

      On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were approximately $584.6 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. During the September 2003 and June 2003 quarters, an insignificant principal amount of our notes were converted into shares of our common stock. No shares were converted during the December 2003 quarter. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually, and we commenced making these payments on May 1, 2002. Debt issuance costs of approximately $15.8 million, related to the notes, is amortized on a straight-line basis through November 1, 2006. We have reserved approximately 35.1 million shares of common stock for issuance upon conversion of the notes.

Note 8.	Acquisitions

PowerQuest

      On December 5, 2003, we acquired PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users, for approximately $150.0 million in cash. We expect the acquisition to strengthen our competitive position in the Enterprise Administration market. The results of operations of the acquired company have been included in our operations as of the date of acquisition. Under the transaction, we recorded approximately $1.6 million for acquired in-process research and development, $19.2 million for developed technology, $0.4 million for revenue related order backlog and contracts, $119.9 million for goodwill, $2.4 million related to other intangibles, $5.3 million for deferred tax liabilities, net of deferred tax assets, and $16.1 million for tangible assets, net of liabilities. We also accrued approximately $4.3 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $2.8 million remains as an accrual as of December 31, 2003.

      The amounts allocated to developed technology and backlog are being amortized to cost of revenues over their useful lives of four years and two months, respectively. The amounts allocated to other intangibles are being amortized to operating expenses over their useful lives of two to five years.

SafeWeb

      On October 15, 2003, we acquired SafeWeb, Inc., a provider of SSL VPN appliances, for approximately $26.1 million in cash. We expect the acquisition to strengthen our competitive position in the Enterprise Security solutions market. The results of operations of the acquired company have been included in our operations as of the date of acquisition. Under the transaction, we recorded approximately $1.0 million for developed technology, $21.6 million for goodwill, $3.6 million for deferred tax assets, and $0.4 million for tangible assets, net of liabilities. We also accrued approximately $0.5 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which an immaterial amount remains as an accrual as of December 31, 2003.

      The amount allocated to developed technology is amortized to cost of revenues over its useful life of five years.

Nexland

      On July 17, 2003, we acquired Nexland, Inc., an Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million in cash. We expect the acquisition to strengthen our competitive position in the

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

Enterprise Security solutions market. The results of operations of the acquired company have been included in our operations as of the date of acquisition. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $1.0 million for developed technology, $20.8 million for goodwill, an insignificant amount related to other intangibles, $0.5 million for deferred tax assets, net of deferred tax liabilities, and $2.5 million for liabilities, net of tangible assets. We also accrued approximately $1.3 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $0.4 million remains as an accrual as of December 31, 2003.

      The amount allocated to developed technology is amortized to cost of revenues over its useful life of five years. The amount allocated to other intangibles is amortized to operating expenses over its estimated useful life of one year.

      The following table summarizes the allocation of the purchase price, adjusted for revised estimates related to certain liabilities, for the PowerQuest, Inc., SafeWeb, Inc. and Nexland, Inc. acquisitions (in thousands):

	Allocated Purchase Price Components

						Deferred Tax
			Acquired			Assets	Other Assets
	Purchase	Acquired	Product		Other	(Liabilities),	(Liabilities),
	Price	IPR&D	Rights	Goodwill	Intangibles	Net	Net

PowerQuest	$154,347	$1,600	$19,600	$119,922	$2,400	$(5,300)	$16,125
SafeWeb	26,569	—	1,000	21,603	—	3,600	366
Nexland	20,891	1,000	1,000	20,791	60	547	(2,507)

Total	$201,807	$2,600	$21,600	$162,316	$2,460	$(1,153)	$13,984

      The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of a final analysis of the total purchase cost primarily related to estimating involuntary termination and facility related costs.

      In connection with the PowerQuest, Inc. and Nexland, Inc. acquisitions, we wrote off $1.6 million and $1.0 million of acquired in-process research and development, respectively, because the acquired technologies had not reached technological feasibility and had no alternative uses. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and test activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We expect the acquired in-process technology to be developed into commercially feasible products, however, there are no assurances that this will occur. If we fail to complete these products in their entirety, or in a timely manner, we may not continue to attract new users, we may be unable to retain our existing users and the value of the other intangible assets may become impaired.

      We determined the fair value of the acquired in-process technology for these purchases by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

      Pro forma information for PowerQuest, Inc., SafeWeb, Inc. and Nexland, Inc. is not presented as the acquisitions were deemed not significant.

      During the September 2002 quarter, we acquired four privately-held companies for a total of approximately $375.2 million in cash. The results of operations of the acquired companies have been included in our

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

operations as of the dates of acquisition. These acquired companies are included in our Enterprise Security segment, with the exception of Riptech, which is included in our Services segment.

Riptech

      On August 19, 2002, we acquired Riptech, Inc., a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $145.0 million. Under the transaction, we recorded approximately $2.1 million for acquired in-process research and development, $12.2 million for developed technology, $0.5 million for acquired product rights, including revenue related order backlog and contracts, $117.8 million for goodwill, $8.0 million for net deferred tax assets and $7.6 million for tangible assets, net of liabilities. We also accrued approximately $3.2 million in acquisition related expenses, which included financial advisory, legal and accounting fees, duplicative sites and severance costs, of which $0.3 million remains as an accrual as of December 31, 2003.

      The amounts allocated to developed technology are being amortized to cost of revenues over their useful lives of five years and acquired product rights were amortized to cost of revenues over their useful life of one year.

      During the December 2002 quarter, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.9 million. During the December 2003 and September 2003 quarters, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by insignificant amounts.

Recourse

      On August 19, 2002, we acquired Recourse Technologies, Inc., a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks, for approximately $135.3 million. Under the transaction, we recorded approximately $1.0 million for acquired in-process research and development, $19.0 million for developed technology, $109.3 million for goodwill, $2.2 million for other intangibles, $9.1 million for net deferred tax assets and $1.9 million for liabilities, net of tangible assets. We also accrued approximately $3.3 million in acquisition related expenses, which included financial advisory, legal, tax and accounting fees, duplicative sites and severance costs, of which $0.4 million remains as an accrual as of December 31, 2003.

      The amount allocated to developed technology is being amortized to cost of revenues over the useful life of four years. The amount allocated to other intangibles was amortized to operating expenses over its useful life of one year.

      During the December 2003, September 2003, June 2003 and December 2002 quarters, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.2 million, $0.3 million, an insignificant amount and $0.2 million, respectively.

SecurityFocus

      On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for approximately $74.9 million. Under the transaction, we recorded approximately $1.6 million for acquired in-process research and development, $3.5 million for developed technology, $3.3 million for acquired product rights, including database and revenue related order backlog and contracts, $64.3 million for goodwill, $2.1 million for other marketing related intangibles, $0.5 million for net deferred tax assets and $1.2 million for tangible assets, net of liabilities. We also accrued approximately $1.7 million in acquisition related expenses, which included legal, tax and accounting fees,

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

duplicative site and fixed asset expenses, and severance costs, of which $0.2 million remains as an accrual as of December 31, 2003.

      The amounts allocated to developed technology and acquired product rights are being amortized to cost of revenues over their useful lives of one to four years. The amount allocated to other intangibles is being amortized to operating expenses over its useful life of four years.

      During the December 2003 and 2002 quarters, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $0.2 million and an insignificant amount.

Mountain Wave

      On July 2, 2002, we acquired Mountain Wave, Inc., a provider of automated attack sensing and warning software and services for real-time enterprise security operations management, for $20.0 million. Under the transaction, we recorded approximately $2.0 million for developed technology, $17.3 million for goodwill, $1.7 million for net deferred tax assets and $0.4 million for liabilities, net of tangible assets. We also accrued approximately $0.7 million in acquisition related expenses, which included legal and accounting fees, as well as duplicative site and severance costs. As of March 31, 2003, all costs had been paid.

      The amount allocated to developed technology is being amortized to cost of revenues over its useful life of five years.

      The following table summarizes the allocation of the purchase price, adjusted for revised estimates related to certain liabilities, for each of the acquisitions during the September 2002 quarter (in thousands):

	Allocated Purchase Price Components

			Acquired			Deferred	Other Assets
	Purchase	Acquired	Product		Other	Tax	(Liabilities),
	Price	IPR&D	Rights	Goodwill	Intangibles	Assets, Net	Net

Riptech	$147,446	$2,100	$12,700	$116,543	$—	$7,974	$8,129
Recourse	137,555	1,000	19,000	108,546	2,164	9,090	(2,245)
SecurityFocus	76,177	1,600	6,840	64,091	2,100	503	1,043
Mountain Wave	20,698	—	2,000	17,320	—	1,740	(362)

Total	$381,876	$4,700	$40,540	$306,500	$4,264	$19,307	$6,565

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

      During the June 2003 quarter, we recorded approximately $0.5 million for costs of severance, related benefits and outplacement services for a member of our senior management team. As of December 31, 2003,

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

we had an accrual of approximately $0.5 million outstanding related to this individual’s severance, benefits or outplacement services.

      Details of the fiscal 2004 restructuring, site closures and other were as follows. The amount included in the paid/ used column includes any foreign exchange impact on the restructuring accrual.

	Cash/	Original	Amount	Amount	Balance
	Non-Cash	Charge	Paid/Used	Adjusted	12/31/03

		(In thousands)
Employee severance and outplacement	Cash	$465	$43	$—	$508
Excess fixed assets/facilities	Cash/non-cash	—	—	—	—

Total restructuring, site closures and other		$465	$43	$—	$508

      During the March 2003 quarter, we recorded approximately $3.4 million for the costs of severance, related benefits and outplacement services primarily associated with the relocation of certain development, sales and finance activities and the realignment of certain worldwide marketing efforts. As a result of this relocation, we terminated 122 employees. This estimate was revised in the December 2003 quarter, resulting in a reduction in the severance, related benefits and outplacement services accrual of an insignificant amount. In addition, we recorded approximately $3.0 million for exit costs associated with the consolidation of certain facilities in the United States. This estimate was revised in the September 2003 and June 2003 quarters, resulting in a reduction in the severance, related benefits and outplacement services accrual of an insignificant amount and $0.4 million, respectively. As of December 31, 2003, we had an accrual outstanding of an immaterial amount related to severance, benefits and outplacement services, and $0.3 million related to rent and related exit costs of the facilities.

      During the September 2002 quarter, we recorded approximately $0.7 million for the costs of severance, related benefits and outplacement services associated with the termination of 51 employees at our San Antonio, Texas site. At December 31, 2003, all costs had been paid.

      During the June 2002 quarter, we recorded approximately $6.1 million for costs of severance, related benefits, outplacement services and abandonment of certain fixed assets primarily associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland and the outsourcing of our North American and European consumer support functions. As a result of these actions, we terminated 251 employees. This estimate was subsequently revised in the September 2003 and September 2002 quarters, resulting in a reduction in the severance, related benefits and outplacement services accrual by approximately $0.1 million and $0.9 million, respectively. At September 30, 2003, all costs had been paid.

      Details of the fiscal 2003 restructuring, site closures and other were as follows. The amount included in the paid/used column includes any foreign exchange impact on the restructuring accrual.

	Cash/	Original	Amount	Amount	Balance
	Non-Cash	Charge	Paid/Used	Adjusted	12/31/03

		(In thousands)
Employee severance and outplacement	Cash	$9,606	$(7,969)	$(1,519)	$118
Excess fixed assets/facilities	Cash/non-cash	3,507	(3,147)	(72)	288

Total restructuring, site closures and other		$13,113	$(11,116)	$(1,591)	$406

      During the March 2002 quarter, we recorded approximately $8.1 million for exit costs associated with the expansion of our Newport News, Virginia site to a larger facility in Newport News, consolidation of most of

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

our United Kingdom facilities to Maidenhead, UK, and relocation of our Leiden, Netherlands operations to Dublin, Ireland, in efforts to consolidate our European support functions. These costs included approximately $5.8 million in rent remaining on the abandoned facilities and related exit costs, and $2.3 million in related abandoned fixed asset and leasehold improvement write-offs. These estimates were subsequently revised in the December 2003, September 2003, June 2003, March 2003, December 2002 and September 2002 quarters, resulting in increases/ (decreases) in the facility related accrual by an insignificant amount, $0.5 million, $0.3 million, ($0.4) million and ($1.2) million, respectively. As of December 31, 2003, we had an accrual of approximately $1.3 million outstanding related to rent and exit costs of the facilities.

      Also during the March 2002 quarter, we recorded approximately $1.0 million for the costs of severance, related benefits and outplacement services, as we reorganized various operating functions. As a result, we terminated 29 employees. As of March 31, 2003, all costs had been paid.

      During the December 2001 quarter, we recorded approximately $9.4 million for exit costs associated with the relocation of our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. These costs included approximately $6.7 million in rent remaining on the abandoned facilities in Eugene, Oregon and related exit costs, and $2.7 million in related abandoned leasehold improvement write-offs. These estimates were subsequently revised in the September 2003 and September 2002 quarters, resulting in an increase in the facility related accrual by an insignificant amount and approximately $0.2 million, respectively. As of December 31, 2003, we had an accrual of approximately $1.2 million outstanding related to rent and related exit costs of the facilities.

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

      Details of the fiscal 2002 restructuring and other were as follows. The amount included in the paid/ used column includes any foreign exchange impact on the restructuring accrual.

	Cash/	Original	Amount	Amount	Balance
	Non-cash	Charge	Paid/Used	Adjusted	12/31/03

		(In thousands)
Employee severance and outplacement	Cash	$2,639	$(2,585)	$(54)	$—
Excess fixed assets/facilities	Cash/non-cash	17,789	(14,916)	(401)	2,472

Total restructuring, site closures and other		$20,428	$(17,501)	$(455)	$2,472

      Amounts accrued are included in other accrued expenses within the Condensed Consolidated Balance Sheets.

Note 10.	Litigation

      On November 17, 2003, Health & Sport LLC filed a lawsuit on behalf of itself and purportedly on behalf of the general public and a class including purchasers of Norton AntiVirus 2004 and/or Norton Internet Security 2004 in the California Superior Court, San Francisco County. The complaint alleges violations of California Business and Professions Code 17200 and 17500 and breach of express and implied warranties in connection with the specified products. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorneys’ fees. We intend to defend the action vigorously.

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

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

      On February 27, 2003, PowerQuest Corporation filed a lawsuit against us in the United States District Court, District of Utah, alleging that our Ghost product infringes a patent owned by them. The complaint sought damages and injunctive relief. A dismissal was filed following Symantec’s December 5, 2003 acquisition of PowerQuest.

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

      In July 1998, the Ontario Court of Justice (General Division) awarded a total of approximately $4.7 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and our request for further review of that decision was also denied. We recorded a charge of approximately $5.8 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of approximately $3.1 million for post-judgment interest and other costs during the March 2002 quarter. In January 2003, we paid the judgment, interest and costs of approximately $7.4 million. We expect to pay the remaining accrued balance of costs upon further determination by the court. As of December 31, 2003, we believe that we have adequately accrued for both the damages and costs.

      In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest, Inc., against Quarterdeck, which we acquired in March 1999. The complaint alleges

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

that Quarterdeck’s partitioning software, included in Partition-It and Partition-It Extra Strength, violated a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and has amended its complaint to allege infringement of that patent as well. The plaintiff added us as a defendant and sought an injunction against distribution of the Partition-It and Partition-It Extra Strength products and monetary damages. A dismissal was filed following Symantec’s December 5, 2003 acquisition of PowerQuest.

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

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

      The following table summarizes each segment’s net revenues from external customers, operating income (loss), and depreciation and amortization expense:

	Enterprise	Enterprise	Consumer			Total
	Security	Administration	Products	Services	Other	Company

	(In thousands; unaudited)
Three Months Ended December 31, 2003
Revenue from external customers	$186,671	$53,258	$242,448	$11,359	$169	$493,905
Operating income (loss)	34,873	36,636	151,925	(1,935)	(67,915)	153,584
Depreciation & amortization expense	3,798	73	969	1,446	26,289	32,575
Three Months Ended December 31, 2002
Revenue from external customers	159,434	52,146	155,960	7,972	123	375,635
Operating income (loss)	34,080	39,427	82,405	(6,354)	(48,401)	101,157
Depreciation & amortization expense	3,138	92	820	937	21,098	26,085
Nine Months Ended December 31, 2003
Revenue from external customers	528,837	151,238	603,006	30,245	368	1,313,694
Operating income (loss)	100,054	108,999	359,934	(7,446)	(212,879)	348,662
Depreciation & amortization expense	10,676	244	2,729	4,173	78,298	96,120
Nine Months Ended December 31, 2002
Revenue from external customers	433,258	160,587	403,807	17,759	1,496	1,016,907
Operating income (loss)	89,108	119,227	199,982	(15,789)	(142,989)	249,539
Depreciation & amortization expense	8,767	286	2,547	1,916	57,249	70,765

Geographical Information

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(In thousands; unaudited)
Net revenues from external customers:
United States	$228,166	$186,317	$636,476	$524,405
Other foreign countries	265,739	189,318	677,218	492,502

	$493,905	$375,635	$1,313,694	$1,016,907

SYMANTEC CORPORATION

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 12.     Subsequent Events

      On January 20, 2004, the Board of Directors increased the dollar amount of the company’s authorized stock repurchase program from $700.0 million to $940.0 million, without any specific limit on the number of shares to be repurchased. We adopted a repurchase plan under Rule 10b5-1 to facilitate such purchases. We may or may not make additional purchases outside of the Rule 10b5-1 plan. As of February 6, 2004, we have repurchased a total of 0.8 million shares under this program at prices ranging from $39.03 to $39.86 per share, for an aggregate amount of approximately $30.0 million.

      On October 27, 2003, we entered into an agreement to acquire ON Technology, a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks, for an estimated $100.0 million in cash. The acquisition is expected to close in the fourth quarter of fiscal 2004, subject to the satisfaction of closing conditions. We expect to integrate this technology into our Enterprise Administration segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

      The discussion following below and throughout this report contain forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “continue” and similar expressions identify forward-looking statements. In addition, statements which refer to projections of our future financial performance, anticipated growth and trends in our businesses, the anticipated impacts of acquisitions and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 31. We encourage you to read that section carefully.

Overview

      Symantec, the world leader in Internet security technology, provides a broad range of content and network security software and appliance solutions to enterprises, individuals and service providers. We are a leading provider of client, gateway and server security solutions for virus protection, firewall and virtual private network, vulnerability management, intrusion detection, Internet content and e-mail filtering, remote management technologies and security services to enterprises and service providers around the world. Symantec’s Norton brand of consumer security products is a leader in worldwide retail sales and industry awards. Founded in 1982, we have offices in 37 countries worldwide.

      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2003, March 31, 2003 and December 31, 2002 reflect amounts as of and for the periods ended January 2, 2004, March 28, 2003 and December 27, 2002, respectively. The three months ended December 31, 2003 and 2002 each comprised 13 weeks of activity. The nine months ended December 31, 2003 and 2002 comprised 40 weeks and 39 weeks of activity, respectively.

Critical Accounting Policies

      We believe there have been no significant changes in our critical accounting policies during the nine months ended December 31, 2003 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2003.

Recent Events

      On January 20, 2004, our Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $940.0 million of Symantec common stock. We adopted a repurchase plan under Rule 10b5-1 to facilitate up to $240.0 million of such purchases, and expect to purchase approximately $60.0 million of shares per quarter over the next year under this plan.

      On December 5, 2003, we acquired PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users, for approximately $150.0 million in cash. We are integrating this technology into our Enterprise Administration segment.

      On October 27, 2003, we entered into an agreement to acquire ON Technology, a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks, for an estimated $100.0 million in cash. The acquisition is expected to close in the fourth quarter of fiscal 2004, subject to the satisfaction of closing conditions. We expect to integrate this technology into our Enterprise Administration segment.

      On October 22, 2003, our Board of Directors approved a two-for-one stock split of Symantec’s common stock. Stockholders of record at the close of business on November 5, 2003 were issued one additional share of common stock for each share owned as of that date. The stock split increased the number of total shares outstanding from approximately 154 million shares to approximately 308 million shares. The additional shares resulting from the stock dividend were issued in book-entry form on November 19, 2003. All Symantec share and per share amounts in this Form 10-Q give retroactive effect to this stock split.

      On October 15, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances, for approximately $26.1 million in cash. We are integrating this technology into our Enterprise Security segment.

Results of Operations

      The following table sets forth each item from our condensed consolidated statements of income as a percentage of net revenues and the percentage change in the total amount of each item for the periods indicated:

	Three
	Months			Nine Months
	Ended		Percent	Ended		Percent
	December 31,		Change	December 31,		Change
			in Dollar			in Dollar
	2003	2002	Amounts	2003	2002	Amounts

	(Unaudited)
Net revenues	100%	100%	31%	100%	100%	29%
Cost of revenues	18	17	34	18	18	26

Gross margin	82	83	31	82	82	30
Operating expenses:
Research and development	13	14	24	14	14	27
Sales and marketing	34	37	20	36	37	22
General and administrative	4	5	12	5	5	33
Amortization of other intangibles from acquisitions	—	—	(21)	—	—	9
Acquired in-process research and development	—	—	*	—	1	(45)
Restructuring, site closures, and other	—	—	(71)	—	1	(90)
Patent settlement	—	—	—	1	—	*

Total operating expenses	51	56	21	56	58	26

Operating income	31	27	52	26	24	40
Interest income	2	2	2	2	3	(1)
Interest expense	(1)	(1)	—	(1)	(2)	—
Income (expense), net, from sale of technologies and product lines	1	—	*	1	1	116
Other income (expense), net	—	—	*	—	—	(141)

Income before income taxes	33	28	57	28	26	40
Provision for income taxes	10	9	59	9	8	38

Net income	23%	19%	55%	19%	18%	41%

*	Percentage change is not meaningful

Net Revenues

      Net revenues increased 31% to approximately $493.9 million during the December 2003 quarter from $375.6 million during the December 2002 quarter, and 29% to approximately $1,313.7 million during the nine months ended December 31, 2003 from $1,016.9 million during the nine months ended December 31, 2002.

This increase was due primarily to increased sales of our consumer and enterprise security products. The increased sales of these products was largely attributable to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions. In addition, we believe that a significant portion of the growth in revenue during the nine months ended December 31, 2003 was attributable to the numerous security threat outbreaks that occurred in August 2003 and may not be sustainable. From a regional standpoint, sales outside of the United States contributed strongly to revenue growth and sales in the United States also grew. Strength in major foreign currencies during the December 2003 quarter and nine months ended December 31, 2003 also positively impacted our international revenue growth.

      A significant portion of our deferred revenue balance of $719.4 million as of September 30, 2003 contributed to our total net revenues during the December 2003 quarter. We anticipate that a significant portion of our deferred revenue balance of $868.4 million as of December 31, 2003 will similarly contribute to our net revenues during the March 2004 quarter.

Segments

      Our Enterprise Security segment provides organizations with Internet security technology, global response and services to manage their information security needs. Our Enterprise Security segment represented approximately 38% and 42% of net revenues during the December 2003 and 2002 quarters, respectively, and 40% and 43% of net revenues during the nine months ended December 31, 2003 and 2002, respectively. Net revenues increased 17% to approximately $186.7 million during the December 2003 quarter from $159.4 million during the December 2002 quarter and 22% to approximately $528.8 million during the nine months ended December 31, 2003 from $433.3 million during the nine months ended December 31, 2002. This increase was primarily due to strong growth in sales of our virus protection solutions.

      Our Consumer Products segment provides security and problem-solving products to individual users. Our Consumer Products segment represented approximately 49% and 42% of net revenues during the December 2003 and 2002 quarters, respectively, and 46% and 40% of net revenues during the nine months ended December 31, 2003 and 2002, respectively. Net revenues increased 55% to approximately $242.4 million during the December 2003 quarter from $156.0 million during the December 2002 quarter and 49% to approximately $603.0 million during the nine months ended December 31, 2003 from $403.8 million during the nine months ended December 31, 2002. This increase was primarily related to increased sales of our Norton AntiVirus and Norton Internet Security products, which was, in part, fueled by higher than expected seasonal demand. In addition, we believe that a significant portion of the growth in consumer revenue during the nine months ended December 31, 2003 was attributable to the numerous security threat outbreaks that occurred in August 2003 and may not be sustainable. Our electronic distribution channel, original equipment manufacturer and subscription renewal business, also contributed to the increase in sales.

      Our Enterprise Administration segment offers products that enable companies to be more effective and efficient within their information technology departments. Our Enterprise Administration segment represented approximately 11% and 14% of net revenues during the December 2003 and 2002 quarters, respectively, and 12% and 16% of net revenues during the nine months ended December 31, 2003 and 2002, respectively. Net revenues increased 2% to approximately $53.3 million during the December 2003 quarter from $52.1 million during the December 2002 quarter. This increase was primarily due to sales of the former PowerQuest products after the date of acquisition during the December 2003 quarter, offset by a decrease in sales of our pcAnywhere product. Net revenues decreased 6% to approximately $151.2 million during the nine months ended December 31, 2003 from $160.6 million during the nine months ended December 2002. This decrease was primarily due to a decrease in sales of our pcAnywhere product, partially offset by the PowerQuest acquisition. We anticipate a further decline in sales of our pcAnywhere product going forward due to the extended functionality of Microsoft operating system products.

      Our Services segment provides information security solutions that incorporate best-of-breed technology, security expertise and global resources. Our Services segment represented approximately 2% of net revenues during each of the December 2003 and 2002 quarters and during each of the nine months ended December 31, 2003 and 2002. Net revenues increased 42% to approximately $11.4 million during the December 2003 quarter from $8.0 million during the December 2002 quarter and 70% to approximately $30.2 million during the nine months ended December 31, 2003 from $17.8 million during the nine months ended December 31, 2002. This increase was primarily related to sales of our Managed Security Services, which represented $2.2 million and $10.6 million of net revenues during the three months and nine months ended December 31, 2003, respectively.

      Our Other segment is comprised of sunset products and products nearing the end of their life cycle and represented less than 1% of net revenues during each of the December 2003 and 2002 quarters and during each of the nine months ended December 31, 2003 and 2002.

International

      Net revenues outside of the United States represented approximately 54% and 50% of net revenues during the December 2003 and 2002 quarters, respectively, and 52% and 48% of net revenues during the nine months ended December 31, 2003 and 2002, respectively. International net revenues increased 40% to approximately $265.7 million during the December 2003 quarter from $189.3 million during the December 2002 quarter and 38% to approximately $677.2 million during the nine months ended December 31, 2003 from $492.5 million during the nine months ended December 31, 2002. This increase in net revenues was primarily the result of sales growth in Europe, the Middle East and Africa regions primarily from increased sales of our consumer and enterprise security products.

      Strength in major foreign currencies during the December 2003 quarter, as compared to the average major foreign currency rates during the December 2002 quarter, positively impacted our international revenue growth by approximately $37.2 million when comparing revenues at comparable exchange rates. In addition, strength in major foreign currencies during the nine months ended December 31, 2003, as compared to the average major foreign currency rates during the nine months ended December 31, 2002, positively impacted our international revenue growth by approximately $90.9 million. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Gross Margin

      Gross margin represents net revenues less cost of revenues. Cost of revenues consists primarily of manufacturing expenses, costs for producing manuals and CDs, packaging costs, payments to original equipment manufacturers, royalties paid to third parties under technology licensing agreements, costs of services, fee-based technical support costs and amortization of acquired product rights.

      Gross margin was approximately 82% and 83% of net revenues during the December 2003 and 2002 quarters, respectively, and remained flat at 82% during the nine months ended December 31, 2003 and 2002. This slight decrease was primarily due to a higher mix of consumer products sold as well as obsolescence charges taken on our high-end appliances. In addition, we anticipate that our services revenues may grow and comprise a higher percentage of our total revenues in future periods, in which case our gross margin would likely decrease, as our services typically have higher cost of revenues than our software products.

Research and Development Expenses

      Research and development expenses as a percentage of net revenues were approximately 13% and 14% during the December 2003 and December 2002 quarters, respectively, and remained flat at approximately 14% during each of the nine months ended December 31, 2003 and 2002. In absolute dollars, research and development expenses increased 24% to approximately $61.9 million during the December 2003 quarter from $50.0 million during the December 2002 quarter and 27% to approximately $182.1 million during the nine months ended December 31, 2003 from $142.9 million during the nine months ended December 31, 2002. This increase was primarily a result of increased headcount and related compensation, increased overhead costs, increased use of outside services and research and development expenses associated with the former PowerQuest and SafeWeb acquired businesses and the four companies that we acquired during the September 2002 quarter.

Sales and Marketing Expenses

      Sales and marketing expenses as a percentage of net revenues were approximately 34% and 37% during the December 2003 and 2002 quarters, respectively, and 36% and 37% during the nine months ended December 31, 2003 and 2002, respectively. In absolute dollars, sales and marketing expenses increased 20% to approximately $167.0 million during the December 2003 quarter from $139.5 million during the December 2002 quarter and 22% to approximately $464.6 million during the nine months ended December 31, 2003 from $379.5 million during the nine months ended December 31, 2002. This increase was primarily a result of increased headcount and related compensation, increased overhead costs, increased use of outside services, increased advertising and promotion expenses and the sales and marketing expenses associated with the former PowerQuest acquired business.

General and Administrative Expenses

      General and administrative expenses as a percentage of net revenues were approximately 4% and 5% during the December 2003 and 2002 quarters, respectively, and remained flat at approximately 5% during each of the nine months ended December 31, 2003 and 2002. In absolute dollars, general and administrative expenses increased 12% to approximately $21.7 million during the December 2003 quarter from $19.3 million during the December 2002 quarter and 33% to approximately $69.3 million during the nine months ended December 31, 2003 from $52.0 million during the nine months ended December 31, 2002. This increase was primarily a result of increased headcount and related compensation, increased use of outside services and general and administrative expenses associated with the former PowerQuest acquired business. In addition, the four companies that we acquired during the September 2002 quarter contributed to the increase in general and administrative expenses during the nine months ended December 31, 2003.

Amortization of Other Intangibles From Acquisitions

      Amortization of other intangibles from acquisitions decreased 21% to approximately $0.6 million during the December 2003 quarter from $0.8 million during the December 2002 quarter. The decrease was attributed to certain other intangibles being fully amortized during the December 2003 quarter. Amortization of other intangibles increased 9% to $2.2 million during the nine months ended December 31, 2003, from $2.0 million during the nine months ended December 31, 2002. This increase was related primarily to the amortization of other intangibles acquired with the purchase of PowerQuest and SafeWeb in the December 2003 quarter, Nexland in the September 2003 quarter and Recourse and Security Focus in the September 2002 quarter.

Acquired In-Process Research and Development

      Acquired in-process research and development was $1.6 million during the three months ended December 2003, due to the PowerQuest acquisition. We recorded no acquired in-process research and development during the three months ended December 2002. Acquired in-process research and development was $2.6 million during the nine months ended December 31, 2003, due to the PowerQuest and Nexland acquisitions, and $4.7 million during the nine months ended December 31, 2002, due to the Riptech, SecurityFocus and Recourse acquisitions. The purchase prices of the PowerQuest and SafeWeb transactions in the December 2003 quarter, the Nexland transaction in the September 2003 quarter and the Riptech, SecurityFocus and Recourse acquisitions in the September 2002 quarter, were allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. We wrote off $2.6 million of acquired in-process research and development related to the PowerQuest and Nexland transactions and $4.7 million of acquired in-process research and development related to the three September 2002 transactions, because the acquired technologies had not reached technological feasibility and had no alternative uses.

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

      A valuation specialist used our estimates to establish the amount of acquired in-process research and development to be written-off for these acquisitions during the December 2003, September 2003 and September 2002 quarters. As a result, we wrote off $1.6 million in connection with our acquisition of PowerQuest during the December 2003 quarter, and $1.0 million in connection with our acquisition of Nexland during the September 2003 quarter. In addition, we wrote off $2.1 million, $1.6 million and $1.0 million in connection with our acquisitions of Riptech, SecurityFocus and Recourse, respectively, during the September 2002 quarter.

PowerQuest

      The in-process technology acquired in the PowerQuest acquisition consisted primarily of research and development related to its Virtual Volume Imaging technology, which provides the capability to recover from server or desktop failures and minimize system downtime. We are integrating this technology into our Enterprise Administration segment.

Nexland

      The in-process technology acquired in the Nexland acquisition consisted primarily of research and development related to a next generation firewall/ VPN product. We integrated this technology into our Firewall/ VPN Appliance series products.

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

Restructuring, Site Closures and Other

      Restructuring, site closures and other were insignificant during the December 2003 quarter, and approximately ($0.4) million during the December 2002 quarter. During the December 2002 quarter, restructuring, site closures and other resulted in a net reduction of expenses of approximately $0.4 million. We recorded a reduction of approximately $1.2 million in costs previously recognized in connection with facility related estimates associated with the restructuring and relocation of our Leiden, Netherlands operations to Dublin, Ireland. This reduction of expenses was offset by approximately $0.8 million in estimated facility related expenses associated with the consolidation of most of our United Kingdom facilities to Maidenhead, UK.

      Restructuring, site closures and other were approximately $0.4 million and $4.4 million for the nine months ended December 31, 2003 and 2002, respectively. For the nine months ended December 30, 2003, we recorded approximately $0.5 million for severance, related benefits, and outplacement for a member of our senior management team. This expense was offset by a reduction in expenses of an immaterial amount due to revised estimates of facility related expenses associated with the consolidation of most of our United Kingdom facilities to Maidenhead, UK.

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

Patent Settlement

      In August 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $62.5 million, which was paid in cash in August 2003. Under the transaction, we recorded approximately $13.9 million of patent settlement costs in the June 2003 quarter, that was deemed related to benefits received by us in and prior to the June 2003 quarter. During the September 2003 quarter, we recorded acquired product rights of approximately $48.6 million, which will be amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

Operating Income

      Operating income was approximately $153.6 million and $101.2 million during the December 2003 and 2002 quarters, respectively, and $348.7 million and $249.5 million during the nine months ended December 31, 2003 and 2002, respectively. The increase was primary a result of increased revenue growth of 31% and 29% during the December 2003 quarter and nine months ended December 31, 2003, respectively, offset by increased headcount related costs and related operating expenses.

Interest Income, Interest Expense and Other Income (Expense), Net

      Interest income was approximately $9.2 million and $9.0 million during the December 2003 and 2002 quarters, respectively. The increase was due to higher average invested cash balances during the three months ended December 31, 2003 as compared to the same period during fiscal 2003, partially offset by lower average interest rates. Interest income was $28.1 million and $28.4 million during the nine months ended December 31, 2003 and 2002, respectively. This slight decrease was due to lower average interest rates during the nine months ended December 31, 2003 as compared with the same period during fiscal 2003, partially offset by an increase in cash.

      Interest expense of approximately $5.3 million during each of the December 2003 and 2002 quarters and $15.9 million during the nine months ended December 31, 2003 and 2002 was related to the 3% convertible subordinated notes issued in October 2001.

      Other income (expense), net, was insignificant during the December 2003 and 2002 quarters and nine months ended December 31, 2003 and 2002.

Income (Expense), Net, From Sale of Technologies and Product Lines

      Income (expense), net, from sale of technologies and product lines was approximately $5.2 million and $(0.3) million during the December 2003 and 2002 quarters, respectively, and $9.5 million and $4.4 million during the nine months ended December 31, 2003 and 2002, respectively. This income was related primarily to royalty payments received in connection with the divestiture of our ACT! product line in December 1999, from Interact Commerce Corporation, which subsequently merged with The Sage Group plc. The December 2003 payments represent the final royalty and buy-out payments related to the divestiture of our ACT! product line.

Income Tax Provision

      Our overall effective tax rate was 32% on pre-tax income for the nine months ended December 31, 2003 and 2002. The effective tax rate for the nine months ended December 31, 2003 and 2002 is lower than the U.S. federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish operations, the majority of which is intended to be indefinitely reinvested outside the U.S. and thus not subject to U.S. taxes. We believe the effective tax rate for the remainder of fiscal year 2004 will be approximately 32%. However, our future tax rate could differ because of several factors, including the impact of acquisitions, the mix of income from domestic and international operations, or any changes to applicable tax rules and regulations.

Liquidity and Capital Resources

      Our principal source of liquidity is our existing cash, cash equivalents and short-term investments, as well as cash that we generate over time from our operations. Cash, cash equivalents and short-term investments increased approximately $562.9 million to $2.3 billion at December 31, 2003 from $1.7 billion at March 31, 2003. This increase was primarily due to cash provided by operations, the effect of the strength in foreign currencies, and net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. The cash provided by these factors was partially offset by cash paid for capital expenditures, acquired intangibles, including the purchase of Roxio’s GoBack computer recovery software business, the settlement of the Hilgraeve patents, and the acquisition of PowerQuest, SafeWeb and Nexland.

      Net cash provided by operating activities during the nine months ended December 31, 2003 was approximately $578.4 million compared with $375.4 million during the nine months ended December 31, 2002. During the nine months ended December 31, 2003, net cash provided by operating activities was comprised primarily of net income of approximately $253.7 million, an increase in liabilities, net of assets of $172.2 million, and net non-cash expenses of $152.5 million. Net cash provided by operating activities during the nine months ended December 31, 2002 was comprised of net income of approximately $180.3 million, net non-cash expenses of $105.6 million and an increase in liabilities, net of assets of $89.5 million.

      Net trade accounts receivable increased $77.3 million to approximately $227.0 million at December 31, 2003 from $149.7 million at March 31, 2003. The increase in net trade accounts receivable is primarily due to higher sales in the month of December 2003 as compared to the month of March 2003.

      Net cash used in investing activities during the nine months ended December 31, 2003 was approximately $413.6 million compared with $495.1 million during the nine months ended December 31, 2002. During the nine months ended December 31, 2003, net cash used in investing activities was comprised primarily of $184.9 million for acquisition related costs, $84.3 million in net purchases of marketable securities and other investments, $83.2 million of capital expenditures and $61.2 million for the purchase of intangibles. Net cash used in investing activities during the nine months ended December 31, 2002 was comprised primarily of $367.5 million for acquisition related costs, $70.8 million in net purchases of marketable securities and other investments and $56.6 million of capital expenditures.

      Net cash provided by financing activities during the nine months ended December 31, 2003 was approximately $151.5 million. During the nine months ended December 31, 2003, net cash provided by financing activities was comprised of net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan. Net cash provided by financing activities during the nine months ended December 31, 2002 was approximately $24.9 million. During the nine months ended December 31, 2002, net cash provided by financing activities was primarily comprised of net proceeds from the exercise of stock options and sales of common stock through our employee stock purchase plan, offset by $64.3 million for repurchases of our common stock.

      On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700.0 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. As of the end of the December 2003 quarter, we had repurchased a total of 43.8 million shares under this program at prices ranging from $8.89 to $14.99 per share, for an aggregate amount of approximately $513.2 million. During the September 2002 quarter, we repurchased 4.4 million shares at prices ranging from $13.97 to $14.99 per share, for an aggregate amount of approximately $64.3 million. No shares were repurchased during the nine months ended December 31, 2003. On January 20, 2004, the Board of Directors increased the dollar amount of the company’s authorized stock repurchase program from $700.0 million to $940.0 million, without any specific limit on the number of shares to be repurchased. We adopted a repurchase plan under Rule 10b5-1 to facilitate such purchases, and expect to purchase approximately $60.0 million of shares per quarter over the next year. We may or may not make additional purchases outside of the Rule 10b5-1 plan.

      On October 24, 2001, we completed a private offering of $600.0 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were approximately $584.6 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002.

      On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for approximately $19.6 million in cash.

      On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. The total cost of purchasing the patent and licensing additional patents was approximately $62.5 million. Under the transaction, we recorded approximately $13.9 million of patent settlement costs in the June 2003 quarter, that was deemed related to benefits received by us in and prior to the June 2003 quarter. In addition, we recorded approximately $48.6 million for acquired product rights in the September 2003 quarter, which will be amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

      On October 15, 2003, we completed the acquisition of SafeWeb, Inc. a provider of SSL VPN appliances, for approximately $26.1 million in cash. We are integrating this technology into our Enterprise Security segment.

      On October 27, 2003, we agreed to purchase ON Technology for an estimated $100.0 million. The completion of this acquisition is subject to customary closing conditions, and is expected to close in the March 2004 quarter. We expect to integrate this technology into our Enterprise Administration segment.

      On December 5, 2003, we completed the acquisition of PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users, for approximately $150.0 million in cash. We are integrating this technology into our Enterprise Administration segment.

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

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Under this Interpretation, a liability shall be recognized for the fair value of the obligation undertaken in issuing or modifying guarantees and indemnification agreements after December 31, 2002. Certain of the software licenses that we have granted contain provisions that indemnify licensees of the software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. In the past, we have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. As of December 31, 2003, we had no liability associated with any of our indemnification agreements.

      In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities — there is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003, no later than the end of the first reporting period that ends after December 15, 2003 to entities considered to be special purpose entities and no later than the first reporting period that ends after March 15, 2004 for all other entities. In the March 2003 quarter, the Company purchased four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings for approximately $17.9 million and $106.0 million, respectively. As such, the Company had no interest in any variable interest entities as of December 31, 2003.

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

Business Risk Factors

      There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer security products. Over the last eight quarters, we experienced a higher than expected rate of growth in sales of our consumer security protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer security protection sales have been spurred by a number of factors over this period of time, including increased broadband usage, increased awareness of security threats to consumer systems, including the recently well-publicized Noverg, Beagel, Welchia, Blaster and Sobig. The impact of these factors is likely to diminish over time, and it is possible that our growth rates in sales of security protection products may decline.

      We have grown, and may continue to grow, through acquisitions that give rise to risks that could adversely affect our future operating results. We have completed three acquisitions during fiscal 2004 and have one previously announced acquisition pending. Additionally, we completed four acquisitions during fiscal 2003, and will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. We may face difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. Our acquisitions may cause us to recognize substantial amounts of goodwill and other intangible assets that will be subject to impairment testing and amortization, and we may assume liabilities. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

      Introduction and integration of new products and technologies may adversely affect our financial results. We have recently introduced new products, including newly acquired products and products incorporating newly acquired technology. On December 5, 2003, we completed the acquisition of PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users, and on October 27, 2003, we announced an agreement to acquire ON Technology, a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks. Additionally, on October 15, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances. On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide. Symantec also released Symantec Enterprise Security Architecture, or SESA, which was developed internally. These technologies may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future. If these technologies do not achieve market success, our financial results, and the trading price of our common stock could be adversely affected.

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

      We face risks associated with our foreign operations. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. International sales comprised approximately 50% or more of our total sales for the last five quarters. So far, our operating results for fiscal 2004 have been positively affected by changes in foreign currency rates. Our future operating results will continue to be subject to fluctuations in foreign currency rates, and we may be negatively impacted by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales. Our operating results could also be adversely affected by general uncertainty with each country’s political and economic structure. In addition, governmental regulation of imports or exports or our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. In light of recent political and military instability internationally and terrorist activity, governments could enact additional regulations or restrictions on the use, import or export of encryption technologies. The additional regulation of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

      Economic and political conditions, and conditions affecting the network security market in particular, may have a negative impact on our revenues and margins. The market for our products depends on various economic conditions including those affecting the network security, Internet infrastructure and other related markets. Consumer demand for our products depends, in part, on global economic conditions. On the enterprise side, any slowdown in corporate earnings or tightening of corporate budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, if economic conditions deteriorate, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, many parts of the world are experiencing economic and political instability, and we cannot predict how these conditions may affect our customers or business.

      Operating system providers and network equipment and computer hardware manufacturers are becoming substantial competitors in the market for security solutions. These competitors generally have significantly greater financial, marketing or technological resources than we do, and may leverage their strengths at the computing platform, security layer and network tier levels to compete more aggressively in the market for security solutions. Our failure to adapt effectively to the continued development, acquisition, or licensing of security solutions technology or product rights by one or more of these competitors could negatively impact our competitive position in the market for security solutions.

      For example, the continued inclusion of security, remote access or virus protection tools in new operating systems and hardware packages could adversely affect our sales. In particular, Microsoft has added security and remote access features to new versions of its operating system products that provide some of the same functions offered in our products. This competition may decrease or delay the demand for certain of our products, including those currently under development. Microsoft has announced the acquisition of antivirus technology. This could lead to the development of antivirus products that may compete with our products. Furthermore, as hardware vendors incorporate security functions in their network equipment or integrate security within their network and system management products, the demand for some of our products may decrease, including those currently under development.

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

      Some distribution partners have experienced financial difficulties in the past, and may experience them in the future. If these partners do suffer financial difficulties, we may have reduced sales or increased write-offs, which would adversely affect our operating results.

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

      We must attract and retain personnel in a competitive marketplace. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options. Increases in shares available for issuance under our stock options plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, the FASB is expected to propose a standard that will require companies to include compensation expense in their statement of operations relating to the issuance of employee stock options. This will most likely become effective in April 2005. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. Conversely, issuing a comparable number of stock options could adversely impact our results of operations.

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

      We believe there have been no significant changes in our market risk exposures during the nine months ended December 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2003.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b)	Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibits are filed as part of this Form 10-Q:

10.01	Agreement and plan of merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest Corporation and John Fife as representative
10.02	Agreement and plan of merger, dated as of October 27, 2003, by and among Symantec Corporation, Outlaw Acquisition Corporation and ON Technology Corporation
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

Date Filed or Furnished	Item No.	Description

October 22, 2003	Items 5, 7 and 12	Announcement of a two-for-one stock split of the company’s common stock and results of operations for our fiscal quarter ended September 30, 2003.*
December 15, 2003	Item 5	Announcement that certain of the company’s officers have adopted a Rule 10b5-1 plan.

*	The furnished portions of this 8-K are not to be deemed filed or incorporated by reference into any filing.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By	/s/ JOHN W. THOMPSON

John W. Thompson,
Chairman and Chief
Executive Officer

By	/s/ GREGORY MYERS

Gregory Myers,
Chief Financial Officer and
Senior Vice President of Finance

Date: February 12, 2004

EXHIBIT INDEX

10.01	Agreement and plan of merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest Corporation and John Fife as representative.
10.02	Agreement and plan of merger, dated as of October 27, 2003, by and among Symantec Corporation Outlaw Acquisition Corporation and ON Technology Corporation.
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002