Form 10-K
period 2004-04-02
SYMANTEC CORP
filed 2004-06-14
CIK 849399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended April 2, 2004.
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from_____ to______.

Commission File Number 0-17781

SYMANTEC CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. Employer Identification No.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (zip code)

Registrant’s telephone number, including area code: (408) 517-8000

Securities registered pursuant to Section 12(b) of the Act:
None (Title of each class)	None (Name of each exchange on which registered)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on October 3, 2003 as reported on the Nasdaq National Market:

$ 10,059,568,000

Number of shares outstanding of the registrant’s common stock as of May 28, 2004:

311,834,597

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement, to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2004, are incorporated by reference into Part III.

SYMANTEC CORPORATION
FORM 10-K
For the Fiscal Year Ended April 2, 2004

Page
PART I
Item 1. Business	2
Item 2. Properties	10
Item 3. Legal Proceedings	11
Item 4. Submission of Matters to a Vote of Security Holders	11
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6. Selected Financial Data	13
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	37
Item 8. Financial Statements and Supplementary Data	38
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
Item 9A. Controls and Procedures	39
PART III
Item 10. Directors and Executive Officers of the Registrant	40
Item 11. Executive Compensation	40
Item 12. Security Ownership of Certain Beneficial Owners and Management	40
Item 13. Certain Relationships and Related Transactions	40
Item 14. Principal Accountant Fees and Services	40
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	41
Signatures	79
EXHIBIT 2.03
EXHIBIT 3.01
EXHIBIT 10.03
EXHIBIT 10.18
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 12.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 23.02
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

“Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.

Forward-Looking Statements and Factors That May Affect Future Results

The discussion following below and throughout this report contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses, the anticipated impacts of acquisitions and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 30. We encourage you to read that section carefully.

PART I

Item 1: Business

Introduction

Symantec is the global leader in information security providing a broad range of software, appliances and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their IT infrastructure. Symantec’s Norton brand of products is the worldwide leader in consumer security and problem-solving solutions. Founded in 1982, we have offices in 38 countries worldwide.

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

Our Internet address is www.symantec.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through our Investor Relations web site, located at www.symantec.com/invest/index.html, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

Business Overview

We currently view our business in five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other. For financial information related to our operating segments, see Note 16 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Consumer Products

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. Symantec’s Norton brand of consumer security products is a market leader in desktop protection, with integrated products that work seamlessly to protect customers’ computers from virus outbreaks or malicious hacker attacks. Most of the products that we are currently marketing or developing feature LiveUpdate™. This feature enables users to easily download security updates including virus definitions, firewall rules, URL databases and uninstall scripts. Our consumer products run primarily on Windows® and Macintosh® operating systems. Our Consumer Products segment represented 47%, 41% and 35% of net revenues during fiscal 2004, 2003 and 2002, respectively. Product offerings in the Consumer Products segment include Norton AntiVirus™, Norton Internet Security™ and Norton SystemWorks™.

Enterprise Security

Our Enterprise Security segment provides best-of-breed security solutions for all tiers of a network: at the gateways between the network and the outside world, at the servers that act as the network’s vital organs, and at end-user devices including desktop PCs, laptops and handhelds. Our comprehensive solutions include virus protection and content filtering, firewall and virtual private networking, or VPN, intrusion prevention, and security management. In addition, we have expanded our technology offerings to include integrated solutions at the gateway and client levels, which combine several of our individual technology solutions, and early warning solutions. At the gateway level, our products run on Windows NT ®, Solaris®, and Linux® platforms. Our products at the server level operate on Windows NT, UNIX, Linux and other key server platforms. At the client level, our products run on the Windows platform. Our Enterprise Security segment represented 39%, 42% and 42% of net revenues during fiscal 2004, 2003, and 2002, respectively.

Antivirus

Our virus protection and content filtering technologies provide protection at the gateway, server, and client tiers against known and unknown threats. Users of our virus protection and filtering products are able to take action to protect their enterprise from risks associated with using Internet resources. This includes scanning or monitoring data that enters, leaves or travels inside the organization, as well as detecting and eliminating malicious code that may be introduced into a company’s network. Products and services providing protection from virus attacks represent the most well-known and largest market component of the enterprise security area. Product offerings include Symantec AntiVirus™ and Symantec AntiVirus™ Scan Engine.

Integrated Solutions

An integrated solution combines multiple security technologies with management, customer service and support, and advance research. Integrated solutions are designed to work together as a unified system, providing better overall protection, quicker response and more efficient management. Product offerings include Symantec™ Gateway Security and Symantec™ Client Security.

Firewalls

Firewalls provide protection against unwanted intrusion while enabling the flow of approved traffic. VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost effective manner. We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks and at client devices. Product offerings include Symantec™ Enterprise Firewall with VPN, Symantec™ Firewall/VPN Appliance, and Symantec™ Clientless VPN Appliance.

Management

At the gateway and server level, our policy compliance management solutions help customers define, manage, and enforce policies from a central location as well as probe for network vulnerabilities and suggest remedies to proactively reduce business risk. The initial step to reduce corporate risk is to effectively measure compliance to a business’ security policy and detect vulnerabilities where critical information resides.

Symantec security management products provide a comprehensive solution allowing for the consolidation of security events, the containment of security threats and the centralization of security policy enforcement. These products are built on an open, interoperable framework that enables us to work together with third party solutions to provide secure, manageable, and scalable enterprise security. Product offerings include Symantec Enterprise Security Manager™, Symantec™ Event Manager and Symantec™ Incident Manager.

Early Warning Solutions

Symantec’s early warning solutions provide organizations with customized and comprehensive notifications of cyber attacks worldwide, with countermeasures to prevent attacks before they occur, enabling them to mitigate risk and manage threats. These solutions are supported by Symantec™ Security Response, our Internet security research and support organization. Product offerings include Symantec DeepSight™ Alert Services and Symantec DeepSight™ Threat Management System.

Intrusion Detection

Organizations must protect information from unwanted users and hackers and control access to information to maintain business integrity. At the gateway and server level, our intrusion detection products monitor systems for patterns of misuse and abuse and can warn organizations before systems are misused or information is stolen. Product offerings include Symantec ManHunt™, Symantec Intruder Alert™ and Symantec™ Decoy Server.

Enterprise Administration

Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Our solutions are used to optimize the security and availability of our customers’ information, while reducing operational costs, increasing IT quality of service, reducing complexity, and enhancing our customers’ ability to rapidly respond to constant business and technological change. This is typically accomplished by transforming existing manual IT processes into automated and unattended operations that can be performed on multiple systems simultaneously across the enterprise, in a dynamic and adaptive manner.

Our solutions allow customers to manage virtually any function at any point in the lifecycle of their computing systems and devices, from network auto-discovery and IT asset management, to operating system provisioning and application deployment, ongoing security updates and configuration management, rapid backup and disaster recovery, de-provisioning, and Help Desk remote control. Our Enterprise Administration segment represented 12%, 15% and 21% of net revenues during fiscal 2004, 2003 and 2002, respectively. Product offerings include Symantec Ghost™ Enterprise Edition, pcAnywhere™, the ON iCommand™ product family, V2i Protector™, PartitionMagic™ Pro, VolumeManager™, ServerMagic™ for NetWare® and OEM Factory Solutions.

Services

Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise and global resources to help enable e-business success. Through its comprehensive offerings, our Services segment delivers holistic security assessments, planning and implementation, proactive solutions for security management and response and knowledge transfer to develop internal security skills. Our Services segment represented 2%, 2% and 1% of net revenues during fiscal 2004, 2003 and 2002, respectively. Services offerings include Symantec™ Managed Security Services, Symantec™ Consulting Services and Symantec™ Education Services.

Other

Our Other segment is comprised of sunset products, products nearing the end of their life cycle.

Sales, Marketing and Customers

In addition to our direct sales force, we license our enterprise and consumer products through our distributor, corporate reseller, value-added reseller and system integrator channels.

We sell our consumer products to individuals and small offices/home offices around the world through a multi-tiered distribution network. Our products are available to customers through channels that include: distributors, retailers, direct marketers, Internet-based resellers, original equipment manufacturers, educational institutions and Internet service providers. We also sell some of our products and product upgrades through direct mail/e-mail and over the Internet, in conjunction with channel partners.

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

In fiscal 2004, three customers accounted for more than 10% of our total net revenues. In fiscal 2003 and 2002, two customers accounted for more than 10% of our total net revenues.

Our marketing activities include:

•	advertising in consumer, trade, technical and business publications;

•	on-line advertising;

•	radio broadcast advertising;

•	public relations;

•	production of brochures, sales tools, multi-media product demonstrations, packaging and other collateral;

•	targeted customer communications through the Symantec web site, including regularly scheduled web-based seminars and online newsletters;

•	cooperative marketing with distributors, resellers and industry partners;

•	direct mailings and e-mailings to existing end-users and prospects;

•	the use of tools such as trialware and Symantec™ Security Check, a web-based tool for users to assess the security vulnerabilities on their computers (consumer only);

•	participation in focused trade and computer shows, sponsorship of industry analyst conferences, and execution of Symantec road shows, seminars and user group conferences; and

•	primary market research to understand evolving customer needs and buying behaviors.

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

International Sales

Revenues from sales outside of the United States represented 52%, 49% and 47% of our net revenues during fiscal 2004, 2003 and 2002, respectively. Our international revenues consisted of sales primarily in the Europe, Middle East and Africa, or EMEA, region and sales from this region represented 33%, 30% and 27% of our net revenues during fiscal 2004, 2003 and 2002, respectively. Additional financial information regarding our international sales is provided in Note 16 of the Notes to Consolidated Financial Statements.

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

We have marketing offices in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, United Arab Emirates and the United Kingdom. These local offices facilitate our marketing and distribution in international markets. Our international operations are subject to various risks common to international operations, including but not restricted to:

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

Symantec Security Response delivers knowledgeable, proactive security protection through product security policies and best practice guidelines that can be updated and distributed through automated processes. Additionally, Symantec Security Response provides rapid reactive security protection through its incident response program, including emergency security signatures and policies, as well as outbound communications such as alerting services.

Symantec Security Response not only provides time-sensitive security advisories using web updates, but also provides alerting services, technical support and media alerts. Symantec Security Response is committed to educating the general public about key security threats and trends through published white papers and speaking engagements worldwide.

Research Centers

The research centers for Symantec Security Response are focused on collecting and analyzing the latest malware threats, from network security threats and vulnerabilities to viruses and worms. When a new threat or vulnerability is discovered, Symantec Security Response experts provide rapid emergency response, focusing on communication with customers and delivery of security updates for our security products. Research centers are located around the world, including the United States, Asia Pacific and Europe.

To ensure that customers are utilizing the most recent technologies available for addressing security issues, Symantec Security Response experts leverage our sophisticated back-end product architecture. This architecture allows users to receive the latest security updates—including intrusion detection signatures and virus definitions—automatically in the event of a new security threat or outbreak. LiveUpdate technology simplifies and speeds the process of receiving and implementing security updates for our security product offerings at the server, gateway and desktop levels.

Technical Support

With more than 300 experts in Internet security, desktop and network management, our global technical support team is available around the clock. Our technical support experts provide customers with information on product implementation and usage, as well as countermeasures and identification tools for new threats.

We maintain centralized support facilities throughout the world to drive rapid response to complex queries. Support is available in multiple languages, including Dutch, English, French, German, Italian, Japanese, Korean, Mandarin, Portuguese and Spanish.

Enterprise Security Support

Our enterprise security support program offers annual support contracts to enterprise customers worldwide. Our standard annual support contracts provide 1) unlimited hot-line service delivered by telephone, fax, e-mail and over the Internet; 2) immediate patches for severe problems; 3) periodic software updates; 4) access to our technical knowledge base and FAQ facility; and 5) an invitation to the annual user group meeting. Inclusive in these standard annual support contracts are virus definitions and intrusion detection signatures created by Symantec Security Response. Customers may augment their standard annual support contract with services such as 24x7 telephone and web support, advanced alerting services, additional designated callers (contacts) and additional language support, as well as a Technical Account Manager, assigned to work closely with an organization and act as a focal point for all issues.

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

Recent Acquisitions and Divestitures

Acquisitions

Since our initial public offering on June 23, 1989, we have completed acquisitions of 33 businesses. Our recent acquisitions included:

•	ON Technology Corp. in the March 2004 quarter;

•	PowerQuest, Inc. and SafeWeb, Inc. in the December 2003 quarter;

•	Nexland, Inc. in the September 2003 quarter;

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. in the September 2002 quarter; and

•	Lindner & Pelc Consult GmbH and Foster-Melliar Limited’s enterprise security management division in the September 2001 quarter.

We accounted for each of these acquisitions as a business purchase and, accordingly, we have included the operating results of these businesses in our consolidated financial statements from their respective dates of acquisition. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the above acquisitions. We also have acquired several other businesses in the past, including Peter Norton Computing, Inc. on August 31, 1990. We continue to use the Norton brand name for certain consumer products developed and marketed by us.

In April 2003, we purchased certain assets related to Roxio Inc.’s GoBackTM computer recovery software business. In addition, in August 2003, we purchased a security technology patent as part of a legal settlement in Hilgraeve, Inc. v. Symantec Corporation.

Divestitures

In August 2001, we sold assets and transferred liabilities and employees related to our Web Access Management product line to PassGo Technologies, Ltd. and agreed to license them the related technology for a period of four years through August 2005. In December 1999, we licensed substantially all of the ACT! Product line technology to Interact Commerce Corporation for a period of four years through December 2003.

For further discussion on our recent acquisitions and divestitures, see Note 3 of the Notes to Consolidated Financial Statements.

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

We invest in companies with emerging technologies and companies that promote the sale and use of our products and services. These investments are made in lieu of an acquisition when timing is inappropriate or when the business models and sectors fall out of our strategic requirements. We pursue investments, which we believe will be complementary and can enhance both financial returns and market growth.

We use strategic acquisitions as necessary to provide certain technology, people and products for our overall product and services strategy. We consider both time to market and potential market share growth when evaluating acquisitions of technologies, product lines or companies. We have completed a number of acquisitions of technologies, companies and products in the past, and have also disposed of technologies and products. We may acquire and/or dispose of other technologies, companies and products in the future. For further discussion on our acquisitions and divestitures, see Note 3 of the Notes to Consolidated Financial Statements.

Competition

Our markets are competitive and are subject to rapid changes in technology. They are influenced by the constant change in Internet security threats and the strategic direction of major software and operating system providers, network equipment and computer hardware manufacturers, Internet service providers, application service providers and key application software vendors. Our competitiveness depends on our ability to deliver products that meet our customers’ needs by enhancing our existing solutions and services and offering reliable, scalable and standardized new solutions on a timely basis. We have limited resources, and as a result, we must deploy our available resources thoughtfully. The principal competitive factors in our Consumer Products, Enterprise Security and Enterprise Administration segments are quality, employment of the most advanced technology, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and sales and marketing teams. In our Services segment, the principal competitive factors include technical capability, customer responsiveness, price, ability to attract and retain talented and experienced personnel, financial stability, and reputation within the industry.

In the enterprise security and administration markets, we compete against many companies who offer competing products to our technology solutions and competing services to our response and support. In the area of antivirus and filtering products, some of the companies we compete against are Computer Associates, McAfee Security (formerly Network Associates), Sophos, Trend Micro, and WebSense. In addition, Microsoft has announced its intent to offer Service Pack 2, which checks for active and current anti-virus software on desktops and refers the user to software vendors. In the area of firewall and

VPN, some of the companies we compete against are Check Point Software, Cisco, Juniper, SonicWALL and Watchguard. In the area of intrusion detection and security management, some of the companies we compete against are Bindview, Internet Security Services, NetIQ and Tipping Point. In the areas of remote management, imaging provisioning, backup, recovery and asset management, some of the companies we compete against are Altiris, Laplink, Marimba and Veritas. In addition, we face indirect or potential competition from operating system providers and network equipment and computer hardware manufacturers, who provide or may provide various security solutions and functions in their current and future products. These competitors have significant advantages due to their ability to influence or control the computing platforms, security layers and network tiers on, or in, which security products operate. In addition, these competitors generally have significantly greater financial, marketing or technological resources than we do. We believe that our ability to compete in the enterprise security and administration markets going forward depends in part on providing simplified, solution-oriented offerings that address multiple aspects of enterprise security.

Some of the companies that offer competing products to our Consumer Products offerings include Check Point Software, Internet Security Services, Kroll, McAfee Security (formerly Network Associates), Norman, Panda and Trend Micro. With the recent outbreaks of viruses and other Internet-based security threats, several other companies have entered the market and may become significant competitors in the future.

Our Enterprise Security Services compete with companies such as Counterpane, IBM, Internet Security Services, Ubizen and Verisign.

Price competition is intense with most of our products and services. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.

We also face competition from a number of other products that offer levels of functionality different from those offered by our products, or that were designed for a somewhat different group of end-users than those targeted by us. Microsoft has added security features to new versions of its operating system products that provide some of the same functions offered in our products. Microsoft’s acquisition of GeCad’s antivirus technology could lead it to include antivirus functions in future versions of its operating system products. In addition, vendors of other operating systems, such as Red Hat® Linux, Solaris and Unix-based operating systems, may also incorporate some of the advanced utilities or other functionality offered in our products. While we plan to continue to improve our products with a view toward providing enhanced functionality over that provided in current and future operating systems, these efforts may be unsuccessful and any improved products may not be commercially accepted by users. We will also continue to attempt to cooperate with operating system vendors to make our products compatible with those operating systems, while at the same time, differentiating our utility products from features included in those operating systems. Our efforts in this regard may be unsuccessful.

The demand for some of our products, including those currently under development, may decrease if, among other reasons:

•	Microsoft includes additional product features in future releases of Windows;

•	hardware vendors, including Cisco, incorporate additional server-based network management and security tools into network operating systems;

•	Microsoft, network equipment or computer hardware manufacturers license, develop or acquire technology or products that provide functionality directly competitive with our product and service offerings.

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

Some of our existing and potential competitors have greater financial, marketing or technological resources than we do. We believe that competition in the industry will continue to intensify as other major software companies expand their product lines into additional product categories, and as operating system providers, network equipment and computer hardware manufacturers attempt to leverage their strengths at the computing platform, security layer and network tier to compete more aggressively in the market for security solutions.

Manufacturing

Our product development groups produce a set of master CD-ROMs or diskettes and documentation for each product that is then duplicated or replicated and packaged into products by our logistics organization. United States purchasing of all raw materials is done by an outside organization. This outside contractor, under the supervision of our domestic logistics organization, performs all of our domestic manufacturing and order fulfillment. The manufacturing steps that are subcontracted to outside organizations include the replication of CD-ROMs, printing of documentation materials and retail boxes, and assembly of the final packages. Purchasing is done by Symantec personnel for products manufactured in our Dublin, Ireland facilities. For most products distributed outside of North and South America, our Dublin, Ireland manufacturing facility performs diskette duplication, assembly of the final packages, and order fulfillment. Our Dublin, Ireland manufacturing facility also subcontracts to outside organizations for the replication of CD-ROMs and printing of documentation materials and retail boxes.

Intellectual Property

We regard our software as proprietary. We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure and other methods. In particular, we have a substantial number of registered trademarks and currently hold a substantial number of patents in the United States, as well as patent holdings in other countries, which expire at various times over the next twenty years. We regularly file other applications for patents and trademarks in order to protect proprietary intellectual property that we believe are important to our business. We also license some intellectual property from third parties for use in our products.

We face a number of risks relating to our intellectual property, including unauthorized use and unauthorized copying, or piracy, of our software solutions. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks or to determine the validity and scope of the proprietary rights of others. Patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. For further discussion on our current litigation, see Note 15 of the Notes to Consolidated Financial Statements. These claims and any litigation may result in invalidation of our proprietary rights. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.

Employees

As of March 31, 2004, we employed approximately 5,300 people worldwide, including approximately 2,800 in sales, marketing and related staff activities (with approximately 800 employees in our direct sales force), 1,300 in product development, 300 in services and 900 in management, manufacturing, administration and finance. In connection with the relocation of our Leiden, Netherlands operations to Dublin, Ireland in early fiscal year 2003, a group of employees in the Leiden facility joined a union to negotiate the proposed terms of the transfer of operations to our Dublin facility, focusing primarily on severance benefits for employees that did not relocate to Dublin. Except for these terminated employees, no other employees are represented by a labor union. We believe that relations with our employees are good.

Item 2: Properties

Our principal locations are as follows:

		Approximate	Expiration
		Size	of
Location	Purpose	(in square feet)	Lease
North America

Cupertino, California	Administration, marketing and sales	296,000	Owned

Springfield, Oregon	Technical support, administration, and sales	199,000	Owned

Santa Monica, California	Research and development, marketing and administration	183,000	2007

Eugene, Oregon	Vacated	148,000	2006

Waltham, Massachusetts	Research and development, technical support and sales	105,000	2010

Newport News, Virginia	Research and development and marketing	99,000	Owned

Beaverton, Oregon	Sales and administration	81,000	2005

Toronto, Canada	Sales and administration	76,000	2005

Alexandria, Virginia	Managed security services and sales	73,000	2007

Redwood City, California	Research and development and marketing	70,000	2007

Orem, Utah	Research and development, sales, and marketing	68,000	2007

Waltham, Massachusetts	Research and development, technical support and sales	50,000	2004

Herndon, Virginia	Sales, and research and development	49,000	2007

American Fork, Utah	Research and development and technical support	39,000	2008

Tuscon, Arizona	Administration	36,000	2013

International

Dublin, Ireland	Manufacturing, sales, administration, customer service	108,000	Owned

Maidenhead, UK	Sales, administration and marketing	54,000	Owned

Tokyo, Japan	Sales, research and development, and marketing	34,000	2006

Sydney, Australia	Sales, technical support, marketing, and administration	33,000	2004

Dublin, Ireland	Technical support and sales	31,000	2011

North America

In addition to the above properties, we lease 25 properties in North America (principally in the United States) for which the square footage is individually insignificant, but which total 195,000 square feet in the aggregate. Of the properties we own and lease in North America, we are attempting to sublease facilities of approximately 167,000 square feet while facilities of approximately 248,000 square feet are subleased to third parties. We are currently building a facility in Culver City, which we expect to occupy in 2007. In addition, with the acquisition of ON Technology, we expect to consolidate our Waltham, Massachusetts site and the site acquired through ON Technology into one main site. We expect this to be finalized during fiscal 2005.

In March 2003, we terminated our operating lease obligations for four facilities located in Springfield, Oregon, Newport News, Virginia and two in Cupertino, California by purchasing the land and buildings for $124 million.

International

In addition to the above properties, we lease 58 properties outside of North America (principally in Europe) for which the square footage is individually insignificant, but which total 364,000 square feet in the aggregate. Of the properties we own and lease in EMEA, we are attempting to sublease facilities of approximately 32,000 square feet while facilities of approximately 16,000 square feet are subleased to third parties.

We believe that our existing facilities are adequate for current needs and that the productive capacity in such facilities is substantially being utilized.

Item 3: Legal Proceedings

Information with respect to this Item may be found in Note 15 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which information is incorporated into this Item 3 by reference.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2004.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the Nasdaq symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq National Market. All sales prices have been adjusted to reflect the two-for-one stock split, effected as a stock dividend, that became effective November 19, 2003.

	Fiscal 2004				Fiscal 2003
	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2004	2003	2003	2003	2003	2002	2002	2002
High	$48.09	$35.03	$33.34	$25.77	$24.15	$23.10	$17.49	$20.49
Low	$35.00	$28.55	$21.14	$18.18	$19.52	$14.53	$13.61	$14.52

As of March 31, 2004, there were 773 stockholders of record of Symantec common stock.

We have not paid cash dividends in the last two fiscal years. We presently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Stock repurchases during fiscal 2004 were as follows:

			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price	Purchased Under Publicly	That May Yet Be
	Shares Purchased	Paid Per Share	Announced Plans or Programs	Purchased Under the Plan
January 3, 2004 to January 30, 2004	382,909	$39.14	382,909	$412 million
January 31, 2004 to February 27, 2004	1,109,904	$40.49	1,109,904	$367 million

Total	1,492,813	$40.16	1,492,813

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, the Board of Directors increased the dollar amount of the company’s authorized stock repurchase program from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. In connection with the additional $240 million authorization, we adopted a repurchase plan under Rule 10b5-1 and intend to repurchase $60 million of shares during each calendar 2004 quarter.

During fiscal 2004, we repurchased 1.5 million shares under the amended stock repurchase program, at prices ranging from $39.03 to $41.63 per share, for an aggregate amount of $60 million. During fiscal 2003, we repurchased 4.4 million shares at prices ranging from $13.97 to $14.98 per share, for an aggregate amount of $64 million. During fiscal 2002, we repurchased 19.3 million shares at prices ranging from $8.89 to $12.25 per share, for an aggregate amount of $204 million. As of March 31, 2004, $367 million remained authorized for future repurchases, of which $180 million is expected to be utilized through the 10b5-1 plan through December 2004.

Item 6: Selected Financial Data

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein. Historical results may not be indicative of future results.

During the past five fiscal years, we have made the following business acquisitions:

•	Nexland, Inc., PowerQuest, Inc., Safeweb, Inc., and ON Technology Corp. during fiscal 2004;

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc. and Mountain Wave, Inc. during fiscal 2003;

•	Lindner & Pelc Consult GmbH and Foster-Melliar Limited’s enterprise security management division during fiscal 2002;

•	AXENT Technologies during fiscal 2001; and

•	20/20 Software, L-3 Network Security’s operations and URLabs during fiscal 2000.

Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition.

On August 24, 2001, we divested our Web Access Management product line. On December 31, 1999, we divested our Visual Café™ and
ACT!™ Product lines.

Five-Year Summary

	Year Ended March 31,
(In thousands, except net income (loss) per share)	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data:
Net revenues	$1,870,129	$1,406,946	$1,071,438	$853,554	$745,725
Amortization of goodwill (a)	—	—	196,806	71,336	17,884
Acquired in-process research and development	3,710	4,700	—	22,300	4,300
Restructuring, site closures and other	907	11,089	20,428	3,664	9,018
Patent settlement (b)	13,917	—	—	—	—
Litigation judgment (c)	—	—	3,055	—	—
Operating income	513,585	341,512	8,041	109,600	135,203
Interest expense (d)	(21,164)	(21,166)	(9,169)	—	(22)
Income, net of expense, from sale of technologies and product lines (e)	9,547	6,878	15,536	20,448	107,358
Net income (loss)	$370,619	$248,438	$(28,151)	$63,936	$170,148
Net income (loss) per share – basic (f)	$1.21	$0.85	$(0.10)	$0.25	$0.74
Net income (loss) per share – diluted (f)	$1.07	$0.77	$(0.10)	$0.23	$0.68
Shares used to compute net income (loss) per share – basic (f)	305,985	290,790	287,208	258,948	231,480
Shares used to compute net income (loss) per share – diluted (f)	359,555	341,436	287,208	272,948	248,856

(a)	Beginning in fiscal 2003, the company no longer amortizes goodwill due to the adoption of a new accounting standard. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(b)	During fiscal 2004, we recorded patent settlement costs and purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(c)	During fiscal 2002, we accrued litigation expenses for a copyright action assumed by us as a result of our acquisition of Delrina Corporation. For more information, see Note 15 of the Notes to Consolidated Financial Statements.

(d)	In October 2001, we issued $600 million of 3% convertible subordinated notes. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

(e)	During fiscal 2000, we recorded gains of $69 million and $18 million on the divestiture of our Visual Café and ACT! product lines, respectively.

(f)	Share and per share amounts reflect the two-for-one stock splits effected as a stock dividend, which occurred on November 19, 2003 and January 31, 2002.

	March 31,
(In thousands)	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (g)	$1,555,094	$1,152,773	$988,044	$369,184	$319,020
Total assets	4,456,498	3,265,730	2,502,605	1,791,581	846,027
Convertible subordinated notes	599,987	599,998	600,000	—	—
Long-term obligations, less current portion	6,032	6,729	7,954	2,363	1,553
Stockholders’ equity	2,426,208	1,764,379	1,319,876	1,376,501	617,957

(g)	A portion of deferred revenue as of March 31, 2003 was reclassified to long-term to conform to current presentation. Amounts prior to fiscal 2003 are considered immaterial for reclassification.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Symantec is the global leader in information security providing a broad range of software, appliances and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their IT infrastructure. Symantec’s Norton brand of products is the worldwide leader in consumer security and problem-solving solutions. Founded in 1982, we have offices in 38 countries worldwide.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2004, 2003 and 2002 reflect amounts as of and for the periods ended April 2, 2004, March 28, 2003, and March 29, 2002, respectively. The fiscal accounting year ended April 2, 2004, is comprised of 53 weeks of operations while the fiscal accounting years ended March 28, 2003 and March 29, 2002 each is comprised of 52 weeks of operations. The fiscal accounting year ending April 1, 2005 will comprise of 52 weeks of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements and related notes requires us to make estimates, which include judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results, however actual results may differ from these estimates under different conditions.

A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used, or changes in accounting estimates could materially impact the financial statements. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. We also refer you to our “Summary of Significant Accounting Policies” beginning on page 52 in this Annual Report on Form 10-K.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and they require us to make many estimates.

In applying our revenue recognition policy, we must determine which portions of our revenue are recognized currently and which portions must be deferred. In order to determine current and deferred revenue, we make estimates with regard to future deliverable products and services and the appropriate pricing for those products and services. Our estimates regarding future products and services could differ from actual events.

We defer revenue relating to products, primarily in our Consumer Products and Enterprise Administration segments, that we have shipped into our distribution and reseller channels to the extent that inventory levels are in excess of certain specified inventory levels for these channels. We defer this revenue as an offset to accounts receivable. We estimate the excess inventory in these channels by analyzing channel inventory levels and distribution and reseller sell-through trends obtained from our channel partners, as well as various historical trends on a product basis. In addition, we consider other factors in assessing these specified inventory levels, such as product seasonality, current market conditions, economic trends, existing security threats and timing of new product releases. On the same basis, we defer the associated cost of revenues related to this deferred revenue. If we made different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates and totaled $971 million as of March 31, 2004, of which $92 million was represented as long-term deferred revenue, on the Consolidated Balance Sheet. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

Reserves for Product Returns

End-users may return our products, primarily within our Consumer Products and Enterprise Administration segments, through distributors and resellers or to us directly for a full refund within a reasonably short period from the date of purchase. Our estimated reserves for such end-user product returns, which are recorded as an offset to revenue, are based primarily on historical trends. We also consider other factors such as the timing of upgrades and new versions of products, current market conditions, economic trends and changes in technology. In addition, we fully reserve for obsolete products in the distribution channels as an offset to revenue. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented. More or less product may be returned from what was estimated and/or the amount of inventory in the channel could be different than what is estimated. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual results.

Reserves for Rebates

We estimate and record reserves as an offset to revenue for channel and end-user rebates, related primarily to products within our Consumer Products, Enterprise Security and Enterprise Administration segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Business Combinations

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. We engage independent third-party appraisal firms to assist in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

At March 31, 2004, goodwill was $1.1 billion, acquired product rights was $121 million, and other identifiable intangible assets was $10 million. We assess the impairment of goodwill within our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the discounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.

Accounting for Excess Facilities

We have estimated expenses for excess facilities related to consolidating, moving and relocating various groups or sites as a result of restructuring activities and business acquisitions. In determining our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the vacancy period prior to finding a sub-lessee. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Our ability to sublease facilities on schedule or to negotiate lease terms resulting in higher or lower sublease income than estimated will affect our accrual for site closures. Differences between estimates of related broker commissions, tenant improvements and related exit costs may increase or decrease our accrual upon final negotiation. If we made different estimates regarding these various components of our excess facilities costs, the amount recorded for any period presented could vary materially from those actually recorded.

Income Taxes

We make significant estimates to determine our current provision for income taxes, as well as deferred tax assets and liabilities and our income taxes payable. Our estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations.

We also assess the likelihood that our net deferred tax assets will be realized. Realization of our net deferred tax assets is dependent upon future United States taxable income and future taxable income in certain foreign jurisdictions, as well as our implementation of prudent and feasible tax planning strategies. Our estimates regarding future profitability may change due to future market conditions, changes in United States or international tax laws and other factors. To the extent we believe it is more likely than not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations.

Legal Contingencies

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in the legal proceedings as discussed in Note 15 of the Notes to Consolidated Financial Statements.

When the likelihood of the incurrence of costs related to our legal proceedings is probable and management has the ability to estimate such costs, we provide for estimates of external legal fees and any probable losses through charges to our Consolidated Statements of Operations. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and intervening events. Our accrual for legal contingencies as of March 31, 2004 represented insignificant amounts related to external legal fees and no amounts were accrued for probable losses, as we believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if we are successful, estimated costs for external legal fees could be more than anticipated. And, if we are unsuccessful, we might be forced to pay significant damages and licensing fees, or modify our business practices for which we have not accrued any amounts for loss contingencies. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Results of Operations

Overview

Our goal for fiscal 2004 was to continue serving customer needs while reshaping the competitive landscape by offering integrated solutions.

Within the Consumer Products segment, we grew our base of individual users and accelerated our expansion into the small business market. In addition, we released new versions of our award winning consumer products, including Norton Internet Security, Norton AntiVirus, Norton™ Personal Firewall, Norton AntiSpam™ and Norton SystemWorks, which includes Norton™ Password Manager. These new products provide protection from viruses, intrusion attempts and piracy threats, and offer expanded protection from emerging threats.

Within the Enterprise Security segment, we continued to enhance and expand our product portfolio in order to address the evolving threat environment with the release of our new line of integrated solutions: the Symantec Gateway Security, Symantec Deep Sight Threat Management System, Symantec Enterprise Security Manager, Symantec Incident Manager and Symantec ManHunt. In addition, we maintained our focus on delivering strong integrated solutions, enhanced manageability, and more comprehensive intrusion protection.

Within the Enterprise Administration segment, sales of our pcAnywhere product continued to decline and we expect this trend to continue due to the extended functionality of Microsoft operating system products. Conversely, the Enterprise Administration segment benefited from our new product introductions related to our business acquisitions of ON Technology and PowerQuest in the second half of fiscal 2004.

Net revenue during fiscal 2004 increased as compared to fiscal 2003 due primarily to increased sales of our consumer and enterprise security products, which can be attributable to the numerous security threat outbreaks that occurred during fiscal 2004, including the Beagle, Welchia, Blaster, Sobig, MyDoom and Netsky viruses. In addition, increased demand for our security protection solutions from large organizations as well as from small businesses and consumers also contributed to the growth.

Net revenue during fiscal 2003 increased as compared to fiscal 2002 due primarily to increased sales of our consumer and enterprise security products, which can be attributable to the numerous security threat outbreaks that occurred during fiscal 2003, including the Code Red, Nimda, Klez, Bugbear and Slammer viruses.

From a regional standpoint, sales outside of the United States contributed strongly to revenue growth while sales in the United States also grew during these periods. Strength in major foreign currencies during fiscal 2004 and fiscal 2003 also positively impacted our international revenue growth.

A significant portion of our deferred revenue balance of $590 million as of March 31, 2003 contributed to our total net revenues during fiscal 2004. Deferred revenue increased during fiscal 2004 as compared to fiscal 2003 due primarily to increased maintenance obligations. We anticipate that approximately one-third of our deferred revenue balance of $971 million as of March 31, 2004 will contribute to our net revenues during the June 2004 quarter.

Headcount during fiscal 2004 increased as compared to fiscal 2003 due primarily to the growth of the company and due to business acquisitions. Of this increase, approximately 60% was due to the growth of the company and approximately 40% was due to business acquisitions.

For total operations, net income (loss) was $371 million, $248 million and $(28) million during fiscal year 2004, 2003 and 2002, respectively, or $1.07, $0.77 and $(0.10), respectively, in diluted net income (loss) per share.

During fiscal 2004, we acquired the following businesses and intangible assets:

•	On April 17, 2003, we purchased certain assets related to Roxio Inc.’s GoBack computer recovery software business for $13 million in cash.

•	On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for $21 million in cash.

•	On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation for $63 million in cash.

•	On October 15, 2003, we completed the acquisition of SafeWeb, Inc. a provider of SSL VPN appliances, for $27 million in cash.

•	On December 5, 2003, we completed the acquisition of PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users, for $154 million in cash.

•	On February 13, 2004, we completed the acquisition of ON Technology Corp., a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks, for an estimated $109 million in cash.

On May 19, 2004, we entered into an agreement to acquire Brightmail, Inc., a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises, for an estimated $370 million in cash. The acquisition is expected to close in July 2004, subject to the satisfaction of closing conditions.

Information about the various factors that management deems important in contributing to our operating results for fiscal year 2004, 2003 and 2002 is provided in the discussion below.

Net Revenues

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Net revenues	$1,870,129	$1,406,946	$1,071,438	33%	31%

Net revenues increased during fiscal 2004 as compared to fiscal 2003 due primarily to an increase of $302 million and $143 million in sales of our consumer and enterprise security products, respectively. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions. We believe that a significant portion of the growth in demand during fiscal 2004 was attributable to the numerous security threat outbreaks that occurred during the year and may not be sustainable.

Net revenues increased during fiscal 2003 as compared to fiscal 2002 due primarily to an increase of $194 million and $139 million in sales of our consumer and enterprise security products, respectively. The increased sales of these products were due primarily to continuing growth in demand for our virus protection solutions from large organizations as well as from small businesses and consumers.

Net Revenues by Segment

Consumer Products

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Consumer Products revenues	$871,980	$570,266	$376,137	53%	52%
Percentage of total net revenues	47%	41%	35%

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. We believe that a significant portion of the growth during fiscal 2004 was attributable to the numerous security threat outbreaks that occurred in August 2003 and February 2004, and these growth rates may not be sustainable. Our sales through original equipment manufacturers and sales through our electronic distribution channel, including our subscription renewal business, also contributed to the increase in sales during fiscal 2004. These sales grew by $223 million in 2004 as compared to 2003. Specifically, the increase in revenue from our Consumer Products segment during fiscal 2004 as compared to fiscal 2003 was due primarily to increases of $188 million and $129 million in sales of our Norton AntiVirus and Norton Internet Security products, respectively. These increases were offset slightly by a decrease in sales of our other consumer products.

Revenue from our Consumer Products segment increased during fiscal 2003 as compared to fiscal 2002. Our sales through original equipment manufacturers and sales through our electronic distribution channel, including our subscription renewal business, contributed to the increase in sales during fiscal 2003, as we made infrastructure improvements to our online subscription renewal service at the end of fiscal 2002. These sales grew by $154 million in 2003 as compared to 2002 as a result of increase volume and prices. Specifically, the increase in revenue from our Consumer Products segment during fiscal 2003 as compared to fiscal 2002 was due primarily to stronger than expected consumer and small business spending, which contributed to the increase in sales of our Norton AntiVirus and Norton Internet Security products in the amount of $124 million and $52 million, respectively.

Enterprise Security

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Enterprise Security revenues	$736,531	$593,552	$454,925	24%	30%
Percentage of total net revenues	39%	42%	42%

Our Enterprise Security segment provides security solutions for all tiers of a network: at the gateways between the network and the outside world, at the servers that act as the network's vital organs, and at end-user devices, including desktop PCs, laptops and handhelds. Revenue from our Enterprise Security segment increased during fiscal 2004 as compared to fiscal 2003 due primarily to a $131 million increase in sales of our virus protection solutions. Similarly, revenue from our Enterprise Security segment increased during fiscal 2003 as compared to fiscal 2002 due primarily to a $117 million increase in sales of our virus protection solutions.

Enterprise Administration

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Enterprise Administration revenues	$219,604	$215,017	$222,543	2%	(3)%
Percentage of total net revenues	12%	15%	21%

Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Revenue from our Enterprise Administration segment increased during fiscal 2004 as compared to fiscal 2003 due primarily to sales of PowerQuest products of $18 million and sales of ON Technology products of $6 million, after the respective dates of acquisition. These increases were offset by a decrease in sales of our pcAnywhere product of $19 million. Revenue from our Enterprise Administration segment decreased during fiscal 2003 as compared to fiscal 2002 due primarily to a decrease in sales of our pcAnywhere product of $13 million, partially offset by growth in our Ghost Corporate Edition product of $6 million.

Services

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Services revenues	$41,682	$26,377	$10,905	58%	142%
Percentage of total net revenues	2%	2%	1%

Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. The increase in revenue from our services segment during fiscal 2004 as compared to fiscal 2003 and during fiscal 2003 as compared to fiscal 2002 were due primarily to increased sales from our managed security services, which represented $27 million and $14 million of net revenues during fiscal 2004 and fiscal 2003, respectively. In fiscal 2002, services revenues were mainly comprised of consulting revenue of $8 million.

Other

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Other revenues	$332	$1,734	$6,928	(81)%	(75)%
Percentage of total net revenues	*	*	1%

* Percentage not meaningful

Our Other segment is comprised of sunset products and products nearing the end of their life cycle.

Net Revenues by Geographic Region

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
United States	$896,452	$714,111	$566,837	26%	26%
Percentage of total net revenues	48%	51%	53%
EMEA	$616,504	$415,495	$293,111	48%	42%
Percentage of total net revenues	33%	30%	27%
Asia Pacific	$94,546	$76,760	$60,406	23%	27%
Percentage of total net revenues	5%	5%	6%
Japan	$153,004	$112,304	$85,569	36%	31%
Percentage of total net revenues	8%	8%	8%
Canada	$70,718	$54,241	$38,835	30%	40%
Percentage of total net revenues	4%	4%	4%
Latin America	$38,905	$34,035	$26,680	14%	28%
Percentage of total net revenues	2%	2%	2%

Total net revenues	$1,870,129	$1,406,946	$1,071,438	33%	31%

Net revenues from customers outside of the United States represented approximately 52%, 49% and 47% of net revenues during fiscal year 2004, 2003 and 2002. International net revenues increased during fiscal 2004 as compared to fiscal 2003 due primarily to sales growth of $201 million and $41 million in the Europe, Middle East and Africa, or EMEA, region and Japan, respectively. In addition, international revenues increased due to increased sales of our anti-virus products in our Consumer Products and Enterprise Security segments.

International net revenues increased during fiscal 2003 as compared to fiscal 2002 due primarily to sales growth of $122 million and $27 million in the EMEA region and Japan, respectively. In addition, international net revenues increased due to increased customer awareness related to security threats and due to infrastructure improvements made to our online subscription renewal service at the end of fiscal 2002, whereby consumers are able to download software updates from the Internet.

Strength in major foreign currencies during fiscal 2004, as compared to the average major foreign currency rates during fiscal 2003, positively impacted our international revenue growth by $128 million due primarily to the strength of the Euro. Strength in major foreign currencies during fiscal 2003, as compared to the average major foreign currency rates during fiscal 2002, positively impacted our international revenue growth by $66 million due primarily to the strength of the Euro. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Gross Margin

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Gross profit	$1,542,575	$1,156,830	$875,535	33%	32%
Gross margin	82%	82%	82%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of costs for producing manuals and CDs, packaging costs, fee-based technical support costs, amortization of acquired product rights, payments to original equipment manufacturers under revenue sharing arrangements, costs of services, royalties paid to third parties under technology licensing agreements, and manufacturing expenses.

Gross margin remained flat at approximately 82% during fiscal year 2004, 2003 and 2002. We anticipate that our services revenues may grow and comprise a higher percentage of our total revenues in future periods, in which case our gross margin would likely decrease, as our services typically have higher cost of revenues than our software products.

Acquired Product Rights

Acquired product rights are comprised of purchased product rights, technologies, databases and revenue — related order backlog and contracts from acquired companies. During fiscal 2004, we recorded $90 million in acquired product rights as follows (in thousands):

Hilgraeve patent settlement	$48,583
PowerQuest	19,600
Roxio, Inc’s GoBack computer recovery system	12,583
ON Technology	7,410
Nexland	1,000
SafeWeb	1,000

Total	$90,176

During fiscal 2003, we recorded $41 million in acquired product rights as follows (in thousands):

Recourse	$19,000
Riptech	12,700
SecurityFocus	6,840
Mountain Wave	2,000

Total	$40,540

Amortization of acquired product rights was $42 million, $32 million and $32 million in fiscal 2004, 2003 and 2002, respectively. Amortization of acquired product rights was included in Cost of revenues in the Consolidated Statements of Operations, except for an immaterial amount related to the divested Web Access Management product line, which was included in Income, net of expense, from sale of technologies and product lines in the Consolidated Statement of Operations.

For further discussion on acquired product rights and related amortization, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.

Operating Expenses

Research and Development Expenses

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Expenses	$252,284	$197,271	$163,979	28%	20%
Percentage of total net revenues	13%	14%	15%

The increase in research and development expenses in fiscal 2004 as compared to fiscal 2003 and fiscal 2003 as compared to fiscal 2002 was due primarily to increases in employee headcount and related compensation and in overhead costs due to the growth of the company, including business acquisitions, during fiscal 2004 and 2003.

Sales and Marketing Expenses

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Expenses	$660,573	$525,029	$425,951	26%	23%
Percentage of total net revenues	35%	37%	40%

The increase in sales and marketing expenses in fiscal 2004 as compared to fiscal 2003 was due primarily to increases in headcount and related compensation and in overhead costs due to the growth of the company, including business acquisitions during fiscal 2004. In addition, we spent more on outside services, advertising and promotion activities during fiscal 2004, as compared to fiscal 2003, as our variable marketing expenses have increased in connection with our growth in revenue. The increase in sales and marketing expenses in fiscal 2003 as compared to fiscal 2002 was primarily related to increases in headcount and related compensation and in overhead costs due to the growth of the company during fiscal 2003, including business acquisitions during fiscal 2003. In addition, we spent more on advertising and promotion expenses in fiscal 2003 as compared to fiscal 2002.

General and Administrative Expenses

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Expenses	$94,645	$74,442	$55,131	27%	35%
Percentage of total net revenues	5%	5%	5%

The increases in general and administrative expenses in fiscal 2004 as compared to fiscal 2003, and fiscal 2003 as compared to fiscal 2002, were due primarily to increases in headcount and related compensation. The increased headcount was the direct result of the growth of the Company, including business acquisitions completed in fiscal 2004 and fiscal 2003.

Amortization of Goodwill

During fiscal 2002, we recorded $197 million of amortization of goodwill. In accordance with SFAS No. 142, the carrying values of goodwill and intangible assets deemed to have indefinite lives are no longer amortized as of April 1, 2002. Therefore, there was no corresponding expense in fiscal 2004 and 2003.

Goodwill is tested for impairment on an annual basis. We completed our annual goodwill impairment required by SFAS No. 142 during the March 2004 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist.

Amortization of Other Intangibles from Acquisitions

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Expenses	$2,954	$2,787	$2,144	6%	30%
Percentage of total net revenues	*	*	*

* Percentage not meaningful

The increase in amortization of other intangibles from acquisitions in fiscal 2004 as compared to fiscal 2003 was primarily related to the amortization of other intangible assets acquired with the purchase of ON Technology in February 2004, PowerQuest in December 2003 and Nexland in July 2003. This increase was offset by certain other intangibles being fully amortized during fiscal 2004. The increase in amortization of other intangibles from acquisitions in fiscal 2003 as compared to fiscal 2002 was primarily related to the amortization of other intangibles acquired with the purchase of Recourse and SecurityFocus in August 2002.

Acquired In-Process Research and Development

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Expenses	$3,710	$4,700	—	(21)%	*
Percentage of total net revenues	*	*	—

*Percentage not meaningful

Acquired in-process research and development during fiscal 2004 resulted from our acquisitions of ON Technology, PowerQuest and Nexland. Acquired in-process research and development during fiscal 2003 resulted from our acquisitions of Riptech, SecurityFocus and Recourse.

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

ON Technology

The in-process technology acquired in the ON Technology acquisition consisted primarily of research and development related to its next generation CCM/iCommand and iPatch products, which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks. We are using this technology in order to construct a common platform for our Enterprise Administration segment products.

PowerQuest

The in-process technology acquired in the PowerQuest acquisition consisted primarily of research and development related to its Virtual Volume Imaging technology, which provides the capability to recover from server or desktop failures and minimize system downtime. We are integrating this technology into our Enterprise Administration segment product offerings.

Nexland

The in-process technology acquired in the Nexland acquisition consisted primarily of research and development related to a next generation firewall product. We integrated this technology into our firewall and appliance series of products within our Enterprise Security segment.

Riptech

The in-process technology acquired in the Riptech acquisition consisted primarily of research and development related to the fourth generation of its Caltarian technology, which provides real-time information protection through around-the-clock monitoring, analysis and response. We integrated this technology into our managed security services within our Services segment.

SecurityFocus

The in-process technology acquired in the SecurityFocus acquisition consisted primarily of research and development related to new versions of DeepSight Threat Management System and DeepSight Analyzer products, which are threat management systems that provide early warnings of attack, as well as countermeasures to defend these attacks. We integrated this technology into our vulnerability management products within our Enterprise Security segment.

Recourse

The in-process technology acquired in the Recourse acquisition consisted primarily of research and development related to new versions of ManHunt, a network intrusion detection system. We integrated this technology into our intrusion detection products within our Enterprise Security segment.

Restructuring, Site Closures and Other

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Expenses	$907	$11,089	$20,428	(92)%	(46)%
Percentage of total net revenues	*	1%	2%

* Percentage not meaningful

During fiscal 2004, we recorded an insignificant amount for costs of severance, related benefits and outplacement services for a member of our senior management team and adjustments to prior period restructuring provisions.

During fiscal 2003, we recorded $10 million for costs of severance, related benefits and outplacement services and $3 million for costs associated with the consolidation of certain facilities in the United States and Europe. The costs resulted from relocating certain development, sales and finance activities, realigning certain worldwide marketing efforts and outsourcing our North American and European consumer support functions. As a result, we terminated 424 employees. In addition, during fiscal 2003, we recorded $2 million to decrease prior period restructuring provisions.

During fiscal 2002, we recorded $18 million for costs associated with the excess facilities and fixed assets associated with relocating certain sites in the United States and Europe. We moved our operations in Newport News, Virginia to a larger facility and we relocated our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. In addition, we consolidated our European support functions by relocating our Leiden, Netherlands operations to Dublin, Ireland and consolidating most of our United Kingdom facilities to one facility in Maidenhead, UK. We also recorded $2 million of costs of severance, related benefits and outplacement services, as we reorganized and consolidated various operating functions. As a result, we terminated 87 employees.

For further discussion on restructuring, site closures and other, see Note 13 of the Notes to Consolidated Financial Statements.

Patent Settlement

In August 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. versus Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter, representing costs related to benefits received by us in and prior to the June 2003 quarter. During the September 2003 quarter, we recorded acquired product rights of $49 million, which are being amortized to cost of goods sold over the remaining life of the primary patent, which expires in June 2011. There was no corresponding expense recorded during fiscal 2003 or fiscal 2002.

Litigation Judgment

During the March 2002 quarter, we accrued litigation expenses of $3 million for post-judgment interest and other costs related to a judgment by a Canadian court on a decade-old copyright action assumed by us as a result of our acquisition of Delrina Corporation. For further discussion on our current litigation, see Note 15 of the Notes to Consolidated Financial Statements. There was no corresponding expense recorded during fiscal 2004 or fiscal 2003.

Operating Income

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Operating income	$513,585	$341,512	$8,041	50%	*
Percentage of total net revenues	27%	24%	1%

* Percentage not meaningful

Operating income increased during fiscal 2004 as compared to fiscal 2003 due primarily to increased revenue growth of 33% during fiscal 2004, offset by increased headcount related costs and related operating expenses. Operating income increased during fiscal 2003 as compared to fiscal 2002 due primarily to the adoption of SFAS No. 142. As a result, in fiscal 2003, we recorded no amortization of goodwill, compared with a charge of $197 million during fiscal 2002. In addition, revenue growth of 31% contributed to the increase in operating income during fiscal 2003.

Interest and Other Income (Expense), Net

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Interest income	$38,257	$37,704	$31,717	1%	19%
Percentage of total net revenues	2%	3%	3%
Interest expense	$(21,164)	$(21,166)	$(9,169)	*	131%
Percentage of total net revenues	1%	2%	1%
Other income (expense), net	$1,997	$(1,297)	$(627)	*	107%
Percentage of total net revenues	*	*	*

* Percentage not meaningful

The increase in interest income in fiscal 2004 as compared to fiscal 2003 was due to higher average invested cash balances, partially offset by lower average interest rates. The increase in interest income in fiscal 2003 as compared to fiscal 2002 was due to higher average invested cash balances.

Interest expense during fiscal 2004, 2003 and 2002 was primarily related to the issuance of our $600 million 3% convertible subordinated notes in October 2001.

Other income (expense), net during fiscal 2004, 2003 and 2002 was comprised primarily of immaterial amounts of rental income, offset by banking fees.

Income, Net of Expense, From Sale of Technologies and Product Lines

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Income	$9,547	$6,878	$15,536	39%	(56)%
Percentage of total net revenues	1%	*	1%

* Percentage not meaningful

Income, net of expense, from sale of technologies and product lines primarily related to royalty payments received in connection with the licensing of substantially all of the ACT! product line technology to Interact Commerce Corporation for a period of four years through December 2003. During fiscal 2003, this royalty income was offset by the write-off of $3 million of developed technology related to the Web Access Management products due to impairment. The December 2003 quarter payments represent the final royalty and buy-out payments related to the divestiture of our ACT! product line as Interact exercised its option to purchase the licensed technology from us for $60 million less all royalties paid to us to date.

Provision for Income Taxes

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
($ in thousands)	2004	2003	2002	to 2004	to 2003
Provision	$171,603	$115,193	$73,649	49%	56%
Percentage of total net revenues	9%	8%	7%
Effective tax rate	32%	32%	162%

Our effective tax rate on income before taxes was approximately 32%, 32% and 162% during fiscal 2004, 2003 and 2002 respectively. The higher effective tax rate in fiscal 2002 reflects the non-deductibility of acquired in-process research and development and substantially all of the goodwill amortization.

Realization of our net deferred tax asset at March 31, 2004 is dependent primarily upon future United States taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies.

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

Liquidity and Capital Resources

	Year Ended March 31,
(In thousands)	2004	2003	2002
Net cash provided by (used in):
Operating activities	$902,605	$599,238	$511,197
Investing activities	(517,298)	(771,973)	(869,263)
Financing activities	129,154	73,379	514,062
Effect of exchange rate changes on cash and cash equivalents	30,095	14,725	(4,682)
Net change in cash and cash equivalents	544,556	(84,631)	151,314

Our principal source of liquidity as of March 31, 2004 is our existing cash, cash equivalents and short-term investments of $2.4 billion, as well as cash that we generate over time from our operations. During fiscal 2004, cash and cash equivalents increased by $545 million and short-term investments increased by $160 million. This increase is primarily due to cash provided by operations and proceeds from the sale of common stock through our employee benefit plans, offset by payments for business acquisitions, purchases of intangible assets and capital expenditures.

Operating Activities

The increase in operating cash flow in fiscal 2004, as compared with fiscal 2003, was primarily the result of an increase in net income of $122 million, an increase in deferred revenue of $123 million and an increase in income taxes payable of $35 million. The increase in deferred revenue was due to a greater volume and term of software maintenance agreements and the increase in income taxes payable was due to improved profitability. The increase in operating cashflow was partially offset by an increase in accounts receivable of $35 million due to higher sales in the month of March 2004 compared to the month of March 2003. The higher March 2004 sales resulted from greater sales of our consumer and enterprise products due to the security threat outbreaks that occurred during February 2004, including the MyDoom and Netsky viruses.

The increase in operating cash flow in fiscal 2003, as compared with fiscal 2002, was primarily the result of improved profitability. Net income increased $277 million, however fiscal 2002 net income included a non-cash charge of $197 million for the amortization of goodwill. We ceased amortizing goodwill in fiscal 2003 in accordance with SFAS 142. Excluding the amortization of goodwill, net income increased $80 million in fiscal 2003, compared to fiscal 2002. The increase in operating cash flow in fiscal 2003 was also the result of increased deferred revenue of $70 million and an increase in income taxes payable of $39 million. The increase in deferred revenue was due to a greater volume of software maintenance agreements and the increase in income taxes payable was due to improved profitability. The increase in operating cashflow was partially offset by an increase in accounts receivable of $74 million due to higher sales in the month of March 2003 compared to the month of March 2002 due to an unusually low net trade accounts receivable balance at March 31, 2002 as compared to the prior six quarter-end balances. In prior quarters, we had generated a larger percentage of net revenues during the last month of each quarter.

Investing Activities

During the past three fiscal years our investing activities have included purchases of property and equipment, purchases of businesses and intangible assets, and purchases and sales of short-term available-for-sale securities.

Net cash used in investing activities decreased in fiscal 2004, as compared to fiscal 2003, due primarily to a decrease in net purchases of marketable securities of $269 million and a decrease in capital expenditures of $81 million. The higher capital expenditures in fiscal 2003 resulted from our purchase of four of our facilities that were classified as operating leases under synthetic lease transactions by purchasing the land and buildings. The decrease in cash used in investing activities was also affected by a $30 million increase in cash payments for acquisitions of businesses and intangible assets during fiscal 2004.

Net cash used in investing activities decreased in fiscal 2003, as compared to fiscal 2002, due primarily to a decrease in net purchases of marketable securities and restricted investments of $520 million, offset by a $371 million increase in cash payments for acquisitions of businesses and technologies and a $51 million increase in capital expenditures during fiscal 2003.

Financing Activities

During the past three fiscal years, our financing activities have included cash proceeds from the sale of our common stock through employee benefit plans, cash payments for the repurchase of our common stock and the issuance of our $600 million 3% convertible subordinated notes.

Net cash provided by financing activities increased in fiscal 2004, as compared to fiscal 2003, due to an increase of $51 million of net proceeds from the sale of common stock through our employee benefit plans.

Net cash provided by financing activities decreased in fiscal 2003, as compared to fiscal 2002, due to the $585 million of proceeds received upon the issuance of our 3% convertible subordinated notes, net of debt issuance costs. This decrease was offset by a $140 million decrease in cash spent to repurchase our common stock.

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. During fiscal 2004 and 2003, an insignificant principal amount of our notes were converted into shares of our common stock. No shares were converted during fiscal 2002. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes is amortized on a straight-line basis through November 1, 2006. We have reserved 35.1 million shares of common stock for issuance upon conversion of the notes.

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, the Board of Directors increased the dollar amount of the company’s authorized stock repurchase program from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. In connection with the additional $240 million authorization, we adopted a repurchase plan under Rule 10b5-1 and intend to repurchase $60 million of shares during each calendar 2004 quarter.

During fiscal 2004, we repurchased 1.5 million shares under the amended stock repurchase program, at prices ranging from $39.03 to $41.63 per share, for an aggregate amount of $60 million. During fiscal 2003, we repurchased 4.4 million shares at prices ranging from $13.97 to $14.98 per share, for an aggregate amount of $64 million. During fiscal 2002, we repurchased 19.3 million shares at prices ranging from $8.89 to $12.25 per share, for an aggregate amount of $204 million. As of March 31, 2004, $367 million remained authorized for future repurchases, of which $180 million is expected to be utilized through the 10b5-1 plan through December 2004.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations and cash flows. The following table summarizes our fixed contractual obligations and commitments as of March 31, 2004 (in thousands):

	Total	Payments Due In
	Payments		Fiscal 2006	Fiscal 2008	Fiscal 2010
(In thousands)	Due	Fiscal 2005	and 2007	and 2009	and thereafter
Convertible subordinated notes	$599,987	$—	$599,987	$—	$—
Purchase obligations	57,745	57,745	—	—	—
Operating leases	118,434	35,637	53,676	18,402	10,719

Total contractual obligations	$776,166	$93,382	$653,663	$18,402	$10,719

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue and has not been included in the table above. Certain royalty commitments have minimum commitment obligations; however, as of March 31, 2004 all such obligations are immaterial.

On May 21, 2004, we entered into an agreement to purchase Brightmail, Inc. for an estimated $370 million. The completion of this acquisition is subject to customary closing conditions, and is expected to close in July 2004. We expect to integrate this technology into our Enterprise Security segment.

We believe that existing cash, cash equivalents and short-term investments, as well as cash generated from operating results will be sufficient to fund operations for at least the next year.

Newly Adopted And Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for Symantec beginning in the first quarter of fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective for Symantec during fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for Symantec beginning the second quarter of fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

Business Risk Factors

Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. If our quarterly operating results or our predictions of future operating results fail to meet the expectations of analysts and investors, our stock price could be negatively affected. Factors that are likely to cause our operating results to fluctuate include:

•	Reduced demand for any given product;

•	Uncertainty about and customer confidence in current economic conditions;

•	Unfavorable fluctuations in foreign currency exchange rates;

•	The market’s transition between new releases of operating systems;

•	The introduction of competitive products;

•	Seasonality in the end-of-period buying patterns of foreign and domestic software customers; and

•	The timing of announcements and releases of new or enhanced versions of our products and product upgrades.

In addition, during fiscal 2004, 2003 and 2002, our operating results were materially affected by non-standard charges, including the following:

•	Acquired in-process research and development;

•	Restructuring, site closures and other charges;

•	Litigation settlements; and

•	Asset impairment charges

Any volatility in our quarterly operating results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our common stock or securities convertible or exercisable into our common stock.

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly in consumer security products. Over the last nine quarters, we experienced a higher than expected rate of growth in sales of our consumer security protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer security protection sales have been spurred by a number of factors over this period of time, including increased broadband usage and increased awareness of security threats to consumer systems, including the recently well publicized, Beagle, Welchia, Blaster, Sobig, MyDoom, NetSky and Sasser viruses. The impact of these factors may diminish over time, and it is possible that our growth rates in sales of security protection products may decline.

We have grown, and may continue to grow, through acquisitions that give rise to risks that could adversely affect our future operating results. We completed four acquisitions each during fiscal 2004 and fiscal 2003, and announced an agreement to complete an acquisition in the first quarter of fiscal 2005 and we will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. We may face difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. Our acquisitions may cause us to recognize substantial amounts of goodwill and other intangible assets that will be subject to impairment testing and amortization, and we may assume liabilities. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

Introduction and integration of new products and technologies may adversely affect our financial results. We have recently introduced new products, such as SymantecTM Enterprise Security Architecture, or SESATM, newly acquired products and products incorporating newly acquired technology, including technologies acquired in the following transactions:

•	On February 13, 2004, we completed the acquisition of On Technology Corp., a provider of solutions which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks.

•	On December 5, 2003, we completed the acquisition of PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users.

•	On October 15, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances.

•	On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide.

These technologies may not achieve market acceptance and/or may not be able to compete with products either currently in the market or introduced in the future. If these technologies do not achieve market success, our financial results, and the trading price of our common stock could be adversely affected.

Our efforts to develop and sell appliances and integrated solutions may not be successful and our future net revenues and operating results could be adversely affected. We have been in the appliance business for a short period of time. Because of our limited experience with the manufacturing of appliances, and because our appliances generate lower gross margins than our software products, our efforts to develop and sell appliances may not be as successful as we anticipate. In addition, our strategy for future growth includes integrating our various security technologies, management, customer service and support into a single enterprise security solution. We have begun implementing this strategy by selling integrated solutions, such as Symantec Gateway Security and Symantec Client Security. Our integrated solutions may not achieve market acceptance and may not be able to compete with solutions either currently in the market or introduced in the future. If we are unable to achieve market acceptance or compete effectively with solutions of our competitors, our future net revenues and operating results could be adversely affected.

Economic conditions, and conditions affecting the network security market in particular, may have a negative impact on our revenues and margins. The market for our products depends on various economic conditions including those affecting the network security, Internet infrastructure and other related markets. Consumer demand for our products depends, in part, on global economic conditions. On the enterprise side, any slowdown in corporate earnings or tightening of corporate budgets may cause potential customers to delay or cancel security projects, reduce their overall or security-specific information technology budgets, or reduce or cancel orders for our products. Further, if economic conditions deteriorate, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, price pressures and collection issues, causing us to realize lower revenues and margins. In addition, many parts of the world are experiencing economic instability, and we cannot predict how these conditions may affect our customers or business.

Our international operations involve risks, and may be subject to political or other non-economic barriers in certain countries. In light of recent terrorist activity and political and military instability internationally, governments could enact additional regulations or restrictions on the use, import or export of encryption technologies. Further, our failure to obtain any required export approval of our technologies, particularly our encryption technologies, could impede our international sales. The additional regulation of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications. This might decrease demand for our products and services.

We are exposed to fluctuations in foreign currency exchange rates, which could adversely affect our financial results. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. International sales comprised approximately 52%, 49% and 47% of our total sales in fiscal 2004, 2003 and 2002, respectively. Although our fiscal 2004 operating results have been positively affected by changes in foreign currency rates, our future operating results will continue to be subject to fluctuations in foreign currency rates, and we may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

Our markets are competitive and our financial results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to this competition, our operating results could be adversely affected by reducing our sales or the prices we can charge for our products. Many of our competitors have significantly lowered, and may continue to lower, the price of their products and we may have to do the same to remain competitive. Our ability to remain competitive depends, in part, on our ability to enhance our products or develop new products that are compatible with new hardware and operating systems. We have no control over, and limited insight into, development efforts by third parties with respect to new hardware and operating systems, and we may not respond effectively or timely to such changes in the market. In addition, we have limited resources and we must make strategic decisions as to the best allocation of our resources to position ourselves for changes in our markets. We may from time to time allocate resources to projects or markets that do not develop as rapidly or fully as we expect. We may also fail to allocate resources to third party products, to markets or to business models that are ultimately more successful than we anticipate.

Operating system providers and network equipment and computer hardware manufacturers are becoming substantial competitors in the market for security solutions, which could adversely affect our financial results. Large operating system providers and network equipment and computer hardware manufacturers with significantly greater financial, marketing or technological resources than we have may leverage their strengths at the computing platform, security layer and network tier levels to compete more aggressively in the market for security solutions. Our failure to adapt effectively to the continued development, acquisition, or licensing of security solutions technology or product rights by one or more of these competitors could negatively impact our competitive position in the market for security solutions.

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

The trend toward consolidation in the software industry could impede our ability to compete effectively. Consolidation is underway among companies in the software industry as firms seek to offer more extensive suites and broader arrays of software products, as well as integrated software and hardware solutions. Changes resulting from this consolidation may negatively impact our competitive position. In addition, to the extent that we seek to expand our product lines, managerial and technical personnel skills and capacity through acquisitions, the trend toward consolidation may result in our encountering competition, and paying higher prices, for acquired businesses.

Demand for our products is subject to seasonal trends, which could make our stock price more volatile. Although there is no assurance this trend will continue, our sales of consumer products have been seasonal, with higher sales generally in our December and March quarters. To the extent seasonality makes it more difficult to predict our revenues and value our business, our stock price may suffer and the volatility of our stock may increase.

Military actions around the globe could create economic conditions that reduce demand for our products and services by businesses, consumers and government agencies. Political and military instability could slow spending within our target markets, delay sales cycles and otherwise adversely affect our ability to generate revenue and operate effectively. Government demand for our products and services is dictated by budgetary cycles and funding availability and this demand may be adversely affected by a redirection of spending for military or other objectives.

Our financial forecasts may not be achieved, due to the unpredictability of end-of-period buying patterns, which could make our stock price more volatile. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly net revenues has historically been generated during the last month of each fiscal quarter. Most resellers have tended to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. Due to these end-of-period buying patterns, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chances that our results could diverge from the expectations of investors and analysts, which could make our stock price more volatile.

Increased reliance on sales of enterprise licenses may result in greater fluctuations in, or otherwise adversely affect, our financial results. Sales of enterprise licenses through our Enterprise Security segment represent a major portion of our business. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship, may involve greater pricing pressure and sometimes result in lower operating margins. In addition, the timing of the execution of volume licenses, or their non-renewal by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, longer license periods impede our ability to increase prices due to increased costs and may adversely impact our operating margins.

If we are unable to attract and retain personnel in a competitive marketplace, the growth and success of our business could be adversely affected. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options. Increases in shares available for issuance under our stock options plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, the FASB proposed a new standard that would require companies to include compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

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

If we are unable to effectively adapt to changes in the dynamic technological environment, our future revenues and operating results could be adversely affected. We are increasingly focused on the Internet security market, which, in turn is dependent on further acceptance and increased use of the Internet. The following critical issues concerning the use of the Internet remain unresolved and may affect the market for our products and the use of the Internet as a medium to distribute or support our software products and the functionality of some of our products: security; reliability; cost; ease of use; accessibility; quality of service; and potential tax or other government regulations.

In addition, new technologies are gaining acceptance. We must adapt to these changing technological demands. If we are unable to timely assimilate changes brought about by the Internet and wireless based environments, our future net revenues and operating results could be adversely affected.

Our research and development efforts may be more costly and time-consuming than anticipated and the results may be unsuccessful, which could adversely impact our financial results. We will need to continue to incur significant research and development expenditures in future periods as we strive to remain competitive. The length of our product development cycle for new products and product enhancements has frequently been greater than we originally expected, and we are likely to experience delays in future product development. In addition, a portion of our development efforts has not been technologically successful and certain products have not achieved market acceptance. As a result, the products we are currently developing or may develop in the future may not be technologically successful, achieve market acceptance or compete effectively with products of our competitors.

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

Our inability to timely distribute our products and services over the Internet, including security patches and updated virus definitions via our LiveUpdate feature, could adversely affect our business. Our ability to maintain and increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. As we incorporate the LiveUpdate technology into more of our products, we are increasingly reliant on the Internet as a means to distribute our security patches and updated virus definitions to our customers. Accordingly, if we, or our customers, are unable to utilize the

Internet due to a failure of technology, infrastructure or other reasons, our ability to provide services may suffer, which could lead to a decrease in revenues. In addition, the infrastructure required to support the increase in on-line sales may be insufficient, if our on-lines sales increase at a rate significantly greater than anticipated.

Terrorist activity could target the Internet, computer systems and networks, and security providers, which could adversely affect our ability to generate revenue. Any significant interruption of the Internet, computer systems and/or networks could adversely impact our ability to rapidly and efficiently provide anti-virus and other product updates to our customers.

Our software products and web site may be subject to intentional disruption, which could adversely impact our reputation and future sales. Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers, or hackers, may attempt to penetrate our network security or the security of our web site and misappropriate proprietary information or cause interruptions of our services. Uninterrupted online availability of our web site is becoming increasingly important, as online subscription renewals comprise a larger portion of our revenues. Our activities could be adversely affected, and our reputation and future sales harmed, if these intentionally disruptive efforts are successful.

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

Although infringement claims may ultimately prove to be without merit, they are expensive to defend and may consume our resources or divert our attention from day-to-day operations. If a third party alleges that we have infringed their intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. If we engage in litigation and the third party is found to have a valid patent claim against us and a license is not available on reasonable terms, our business, operating results and financial condition may be materially adversely affected. For example, in the June 2003 quarter, we paid $63 million in relation to the Hilgraeve technology patent settlement, of which $14 million was charged to operating expenses in the June 2003 quarter, and the remainder was capitalized and will be amortized to cost of revenues through June 2011.

Piracy of our software may have a significant adverse impact on our net revenues. Although we are unable to quantify the extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect revenue domestically, lost revenue is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Business Software Alliance in their efforts to combat piracy. However, these efforts may not affect the piracy of our products.

Our intellectual property and proprietary rights may not be adequately protected from all unauthorized uses, which could adversely impact our financial results. We regard our software and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization or develop similar technology independently. All of our products are protected by copyright laws, and we have a number of patents and patent applications pending. We may not achieve the desired protection from, and third parties may design around, our patents. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

We continue to make substantial changes to our information systems that could disrupt our business and our financial results. We plan to continuously improve our Enterprise Resource Planning, Customer Relationship Management and Data Warehouse Information systems to support the form, functionality and scale of the business.

These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

In addition, our order management and product shipping centers are geographically dispersed. A business disruption could occur as a result of natural disasters or the interruption in service by communications carriers. If our communications between these centers are disrupted, particularly at the end of a fiscal quarter, we may suffer an unexpected shortfall in net revenues and a resulting adverse impact on our operating results. Communication outages, Internet connectivity disruptions, and/or increased volumes of electronic distribution transactions may also cause delays in customer access to our Internet-based services or product sales.

We hold minority interests in non-public companies and if these companies face financial difficulties in their operations, our investments could be impaired and could adversely affect our financial results. We continue to hold minority interests in privately held companies. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do no have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, our investments in these companies may be impaired and could adversely affect our financial results.

We may be subject to a higher effective tax rate that could negatively affect our financial results and financial position. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our future effective tax rate could be unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates. We are also subject to changes in tax laws or their interpretations in the various jurisdictions in which we operate which may adversely impact our effective tax rate. In addition, our effective tax rate could be affected by the changes in accounting and tax treatment of stock-based compensation.

If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results. We evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. In addition, goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.

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

We also hold equity interests in ten privately-held companies. These investments were recorded at cost, and are classified as other long-term assets on the Consolidated Balance Sheets. These investments are inherently risky and we could lose our entire initial investment in these companies. As of March 31, 2004, these investments had an aggregate carrying value of $11 million.

Interest Rate Sensitivity

We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments are classified as available-for-sale securities as of the balance sheet dates. Our available-for-sale securities are reported at fair market value and any unrealized gains and losses are included as a component in Stockholders’ Equity in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. Our cash equivalents and short-term investments consist primarily of corporate securities, taxable auction rate securities, US government and government-sponsored securities and money market funds.

The following table presents the fair value and hypothetical changes in fair market values of our significant financial instruments held as of March 31, 2004 that are sensitive to changes in interest rates (in millions):

		Hypothetical Fair Market Values Given an
		Interest Rate Increase (Decrease) of X Basis Points (bps)
	Fair
Investment Portfolios	Value	150 bps	100 bps	50 bps	(25 bps)	(75 bps)
USD portfolios	$988	$980	$982	$985	$989	$990
EURO portfolios	$1,214	$1,199	$1,204	$1,209	$1,216	$1,219

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

We hedge risks associated with certain foreign currency cash, investments, receivables and payables in order to minimize the impact of changes in foreign currency fluctuations on these assets and liabilities denominated in foreign currencies. Foreign exchange forward contracts as of March 31, 2004 were as follows (in millions):

		Resulting Increase (Decrease) in FV of Foreign Forward Exchange
		Contracts Given X% Appreciation (Devaluation) of Foreign Currency
Foreign Forward	Notional
Exchange Contracts	Amount	10%	5%	(5)%	(10)%
Purchased	$2	$—	$—	$—	$—
Sold	$111	$(10)	$(5)	$6	$12

We believe that these foreign exchange forward contracts do not subject us to undue risk from the movement of foreign exchange rates because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities. All contracts have a maturity of no more than 35 days. Gains and losses are accounted for as other income (expense), net each period. We regularly review our hedging program and may make changes as a result of this review.

Item 8: Financial Statements and Supplementary Data

Annual Financial Statements

See Part IV, Item 15 of this Annual Report on Form 10-K.

Selected Quarterly Data

We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods, comprised of 13/14 weeks, as follows:

(In thousands, except net income per share)

	Fiscal 2004				Fiscal 2003
	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2004	2003	2003	2003 (c)	2003	2002	2002	2002
Net revenues	$556,435	$493,905	$428,665	$391,124	$390,039	$375,635	$325,231	$316,041
Gross profit	458,877	406,297	353,855	323,546	321,814	310,355	264,072	260,589
Acquired in-process research and development	1,110	1,600	1,000	—	—	—	4,700	—
Restructuring, site closures and other	463	(126)	2	568	6,657	(442)	(1,179)	6,053
Patent settlement (a)	—	—	—	13,917	—	—	—	—
Operating income	164,923	153,584	115,622	79,456	91,973	101,157	70,392	77,990
Net income	116,929	111,476	83,433	58,781	68,143	71,732	51,994	56,569
Net income per share - basic (b)	$0.38	$0.36	$0.27	$0.20	$0.23	$0.25	$0.18	$0.20
diluted (b)	$0.33	$0.32	$0.24	$0.18	$0.21	$0.22	$0.16	$0.18

(a)	On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(b)	Per share amounts reflect the two-for-one stock splits effected as a stock dividend, which occurred on November 19, 2003.

(c)	The three months ended June 30, 2003 comprised 14 weeks of activity.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In September 2002, we dismissed Ernst & Young LLP as our independent auditors and engaged KPMG LLP as our new independent auditors to audit our financial statements for the fiscal years ended March 31, 2004 and 2003. We filed a current report on Form 8-K on September 23, 2002, reporting these events.

The report of Ernst & Young LLP for the fiscal year ended March 31, 2002 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b)	Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10: Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned “Directors and Management – Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2004. Such information is incorporated herein by reference.

We have adopted a code of business conduct that applies to all Symantec employees. We have also adopted a code of ethics for our chief executive officer and senior financial officers, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers are posted on our website at http://www.symantec.com, and may be found as follows:

1.	From our main Web page, first click on “About Symantec,” and

2.	Then click on “Investor Relations.”

3.	Next, under “Corporate Governance,” click on “Company Charters.”

We will post any amendments to or waivers from our Code of Business Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers at that location.

Item 11: Executive Compensation

Information with respect to this Item may be found in the section captioned “Directors and Management - Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation” and “Comparison of Cumulative Total Return” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2004. Such information is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item may be found in the sections captioned “Directors and Management - Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2004. Such information is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned “Related Party Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2004. Such information is incorporated herein by reference.

Item 14: Principal Accountant Fees and Services

Information with respect to this Item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2004. Such information is incorporated herein by reference.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements, financial statement schedule and any exhibits for our most recent fiscal year. All requests should be sent to:

Helyn Corcos Investor Relations Symantec Corporation 20330 Stevens Creek Boulevard Cupertino, California 95014 408-517-8324

(a)	The following documents are filed as part of this report:

		Page
		Number
1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	46
	Report of Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets as of March 31, 2004 and 2003	48
	Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002	49
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2004, 2003 and 2002	50
	Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002	51
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	52

2.	Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended March 31, 2004, 2003 and 2002 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation.
	Schedule:
	II Valuation and Qualifying Accounts	80

	Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

3.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.01	Agreement and Plan of Merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest, Inc. and John Fife, as representative.**	10-Q		10.01	02/13/04

2.02	Agreement and Plan of Merger, dated as of October 27, 2003, by and among Symantec Corporation, Outlaw Acquisition Corporation and OnTechnology Corporation.**	10-Q		10.02	02/13/04

2.03	Agreement and Plan of Merger dated as of May 19, 2004 among Symantec Corporation, Brazil Acquisition Corp., Brightmail Incorporated and John C. Colligan, as					X

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
	Representative.**

3.01	Symantec Corporation Restated Certificate of Incorporation.					X

3.02	Symantec Corporation Bylaws, as amended and restated effective August 11, 1998.	8-K		3.1	08/19/98

4.01	Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders.	S-4	33-35385	4.02	06/13/90

4.02	Amendment No. One to Registration Rights Agreement.	10-K		4.02	06/16/03

4.03	Amendment No. Two to Registration Rights Agreement.	10-K		4.03	06/16/03

4.04	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares.	8-A		4.1	08/19/98

4.05	Form of Note for Symantec Corporation 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.08	01/22/02

4.06	Indenture between Symantec Corporation, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.09	01/22/02

4.07	Registration Rights Agreement between Symantec Corporation and Credit Suisse First Boston Corporation dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.10	01/22/02

10.01	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1.	S-1	33-28655	10.17	05/19/89 06/21/89

10.02 *	Symantec Corporation 1994 Patent Incentive Plan.	S-8	33-60141	4.01	06/09/95

10.03 *	Symantec Corporation 1996 Equity Incentive Plan, as amended and Form of Stock Option Agreement.					X

10.04 *	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996.	10-K		10.11	06/24/97

10.5 *	Symantec Corporation 1998 Employee Stock Purchase Plan.	S-8	333-52200	99.2	12/19/00

10.6 *	Symantec Corporation Acquisition Plan, dated July 15, 1999.	S-8	333-31526	4.03	03/02/00

10.7 *	Symantec Corporation 2000 Directors Equity Incentive Plan.	S-8	333-47648	99.1	10/10/00

10.8 *	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.	S-8	333-56874	99.1	03/12/01

10.9 *	2002 Executive Officers’ Stock Purchase Plan.	10-Q		10.02	11/12/02

10.11	Supplemental Option Vesting and Severance	10-K		10.63	07/01/99

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
*	Arrangement terms and conditions between Symantec Corporation and Greg Myers.

10.12 *	Employment Agreement between Symantec Corporation and John W. Thompson.	10-K		10.67	07/01/99

10.13 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999.	S-8	333-31540	4.03	03/03/00

10.14 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated January 1, 2000.	S-8	333-102096	99.3	12/20/02

10.15 *	Employment offer by and between Symantec Corporation and Gail Hamilton.	10-Q		10.03	08/11/00

10.16 *	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.	10-Q		10.02	02/07/02

10.17 *	Symantec Corporation Executive Severance Plan.	10-K		10.93	06/22/01

10.18 *	Symantec Senior Executive Incentive Plan.					X

10.19 *	FY04 Executive Annual Incentive Plan – Management Committee Members, President and Chief Operating Officer	10-K		10.27	06/16/03

10.20 *	FY04 Executive Annual Incentive Plan – Vice President Plan (Non-Management Committee Members).	10-K		10.28	06/16/03

10.21 *	FY05 Executive Annual Incentive Plan – Vice Presidents					X

10.22 *	FY05 Executive Annual Incentive Plan – Vice Presidents, Sales					X

10.23 *	FY05 Executive Annual Incentive Plan – Vice President, Business Unit Leaders.					X

10.24 *	FY05 Executive Annual Incentive Plan – Senior Vice Presidents, non Business Unit.					X

10.25 *	FY05 Executive Annual Incentive Plan –President and Chief Operating Officer					X

10.26 *	FY05 Executive Annual Incentive Plan – Chairman and Chief Salesman.					X

10.27	Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California.	10-K		23.02	06/16/03

10.28	Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California.	10-Q		10.01	11/15/99

10.29	Amended Agreement Respecting Certain Rights of Publicity.	S-4	33-35385	10.04	06/13/90

10.30	Assignment of Copyright and Other Intellectual Property Rights.	S-4	33-35385	10.37	06/13/90

12.01	Statement Regarding Computation of Ratios					X

21.01	Subsidiaries of Symantec Corporation.					X

23.01	Consent of Independent Registered Public Accounting Firm					X

23.02	Consent of Independent Registered Public Accounting Firm					X

*	Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
Firm

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(b)	Reports on Form 8-K:

Date filed or furnished	Item No.	Description
January 21, 2004	Items 5, 7 and 12	Announced an increase to stock repurchase plan and associated 10b5-1 plan and results of operations for our fiscal quarter ended December 31, 2003. *

January 21, 2004	Items 5, 7	Announced the appointment of Franciscus Lion to the Board of Directors.

February 5, 2004	Item 5	Announced that Rebecca Ranninger, Symantec’s Senior VP Human Resources, adopted a 10b5-1 plan.

March 9, 2004	Item 5	Announced that George Reyes, a director of Symantec, adopted a 10b5-1 plan.

*	The furnished portions of this 8-K are not to be deemed filed or incorporated by reference into any filing.

(c)	Exhibits: We hereby file as part of this Form 10-K the exhibits listed in Item 15(a)3, as set forth above.

(d)	Financial Statement Schedules: We hereby file as part of this Annual Report on Form 10-K the schedule listed in Item 15(a)2, as set forth above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the years in the two-year period ended March 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended March 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in the Summary of Significant Accounting Policies to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, as of April 1, 2002. As described in Note 4, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142. In our opinion, the disclosures for 2002 in Note 4 are appropriate. As described in Note 16, the disclosures in the notes to the 2002 consolidated financial statements relating to reportable segments have been restated. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2002 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Notes 17 and 18, the consolidated financial statements for the year ended March 31, 2002 have been revised to reflect the reclassification of certain amounts to achieve comparability with the 2004 financial statement presentation. In our opinion, the reclassifications for 2002 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2002 consolidated financial statements of Symantec Corporation and subsidiaries other than with respect to such aforementioned disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2002 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California April 26, 2004, except as to Notes 17 and 19 which are as of June 10, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Symantec Corporation for the year ended March 31, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended March 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, prior to the disclosures, adjustments and reclassifications described in KPMG LLP’s report dated April 26, 2004, except as to Notes 17 and 19 which are as of June 10, 2004, present fairly, in all material respects, the consolidated results of operations and cash flows of Symantec Corporation for the year ended March 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California April 22, 2002

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except par value)	2004	2003
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$2,410,331	$1,705,658
Trade accounts receivable, net	259,152	149,664
Inventories	15,134	5,912
Current deferred income taxes	98,438	92,284
Other current assets	59,079	34,628

Total current assets	2,842,134	1,988,146
Property, equipment and leasehold improvements, net	378,367	333,275
Long-term deferred income taxes	—	7,986
Acquired product rights, net	120,938	73,125
Goodwill	1,080,759	833,449
Other long-term assets	34,300	29,749

	$4,456,498	$3,265,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,654	$67,720
Accrued compensation and benefits	116,770	90,947
Current deferred revenue	878,716	530,378
Other accrued expenses	92,595	69,363
Income taxes payable	127,305	76,965

Total current liabilities	1,287,040	835,373
Convertible subordinated notes	599,987	599,998
Long-term deferred revenue	92,481	59,251
Long-term deferred tax liabilities	44,750	—
Other long–term obligations	6,032	6,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 900,000; issued and outstanding: 311,854 and 148,785 shares, respectively)	3,119	1,488
Capital in excess of par value	1,573,466	1,335,028
Accumulated other comprehensive income	125,484	30,121
Retained earnings	724,139	397,742

Total stockholders’ equity	2,426,208	1,764,379

	$4,456,498	$3,265,730

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In thousands, except net income (loss) per share)	2004	2003	2002
Net revenues	$1,870,129	$1,406,946	$1,071,438
Cost of revenues	327,554	250,116	195,903

Gross profit	1,542,575	1,156,830	875,535
Operating expenses:
Research and development	252,284	197,271	163,979
Sales and marketing	660,573	525,029	425,951
General and administrative	94,645	74,442	55,131
Amortization of goodwill	—	—	196,806
Amortization of other intangibles from acquisitions	2,954	2,787	2,144
Acquired in-process research and development	3,710	4,700	—
Restructuring, site closures and other	907	11,089	20,428
Patent settlement	13,917	—	—
Litigation judgment	—	—	3,055

Total operating expenses	1,028,990	815,318	867,494

Operating income	513,585	341,512	8,041
Interest income	38,257	37,704	31,717
Interest expense	(21,164)	(21,166)	(9,169)
Income, net of expense, from sale of technologies and product lines	9,547	6,878	15,536
Other income (expense), net	1,997	(1,297)	(627)

Income before income taxes	542,222	363,631	45,498
Provision for income taxes	171,603	115,193	73,649

Net income (loss)	$370,619	$248,438	$(28,151)

Net income (loss) per share - basic	$1.21	$0.85	$(0.10)

Net income (loss) per share - diluted	$1.07	$0.77	$(0.10)

Shares used to compute net income (loss) per share - basic	305,985	290,790	287,208

Shares used to compute net income (loss) per share - diluted	359,555	341,436	287,208

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital	Accumulated Other			Total
			Excess of	Comprehensive	Unearned	Retained	Stockholders’
(In thousands)	Shares	Amount	Par Value	Income (Loss)	Compensation	Earnings	Equity
Balances, March 31, 2001	72,006	$720	$1,179,675	$(48,872)	$(895)	$245,873	$1,376,501
Components of comprehensive loss:
Net loss	—	—	—	—	—	(28,151)	(28,151)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	104	—	—	104
Translation adjustment	—	—	—	(4,245)	—	—	(4,245)

Total comprehensive loss							(32,292)

Sale of common stock under employee stock benefit plans	6,114	61	133,281	—	—	(8)	133,334
Stock dividend	70,259	703	—	—	—	(703)	—
Amortization of unearned compensation	—	—	—	—	523	—	523
Repurchases of common stock	(4,820)	(48)	(165,013)	—	—	(39,359)	(204,420)
Income tax benefit related to employee stock transactions	—	—	46,230	—	—	—	46,230

Balances, March 31, 2002	143,559	1,436	1,194,173	(53,013)	(372)	177,652	1,319,876
Components of comprehensive income:
Net income	—	—	—	—	—	248,438	248,438
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,023	—	—	1,023
Translation adjustment		—	—	82,111	—	—	82,111

Total comprehensive income							331,572

Sale of common stock under employee stock benefit plans	7,449	74	137,265	—	—	—	137,339
Amortization of unearned compensation	—	—	—	—	372	—	372
Repurchases of common stock	(2,223)	(22)	(35,962)	—	—	(28,348)	(64,332)
Conversion of convertible debt			2	—	—	—	2
Income tax benefit related to employee stock transactions	—	—	39,550	—	—	—	39,550

Balances, March 31, 2003	148,785	1,488	1,335,028	30,121	—	397,742	1,764,379
Components of comprehensive income:
Net income	—	—	—	—	—	370,619	370,619
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,420)	—	—	(1,420)
Translation adjustment, net of tax of $13,657	—	—	—	96,783		—	96,783

Total comprehensive income							465,982

Sale of common stock under employee stock benefit plans	10,383	103	189,051	—	—	—	189,154
Stock dividend	154,179	1,542	—	—	—	(1,542)	—
Repurchases of common stock	(1,493)	(15)	(17,305)	—	—	(42,680)	(60,000)
Conversion of convertible debt	—	1	10	—	—	—	11
Income tax benefit related to employee stock transactions	—	—	66,682	—	—	—	66,682

Balances, March 31, 2004	311,854	$3,119	$1,573,466	$125,484	$—	$724,139	$2,426,208

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$370,619	$248,438	$(28,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	75,886	56,794	38,777
Amortization of debt issuance costs	3,165	3,168	1,300
Amortization of discounts and premiums on investments, net	(7,142)	5,103	1,155
Amortization and write-off of acquired product rights	42,363	34,834	32,685
Amortization of goodwill and other intangibles from acquisitions	2,954	2,787	198,950
Impairment of equity investments	3,047	750	—
Write-off of equipment and leasehold improvements	2,052	4,569	7,232
Write-off of acquired in-process research and development	3,710	4,700	—
Deferred income taxes	27,181	(4,393)	13,482
Gain on divestiture of the web access management product line	—	—	(392)
Income tax benefit from stock options	66,682	39,550	46,230
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(82,687)	(47,732)	26,628
Inventories	(8,303)	2,223	(1,638)
Other current assets	(19,840)	(4,728)	6,000
Other long-term assets	(1,591)	(65)	174
Accounts payable	(7,846)	(14,304)	4,414
Accrued compensation and benefits	17,836	29,663	8,112
Deferred revenue	345,394	222,580	152,376
Other accrued expenses	16,221	(1,643)	23,066
Income taxes payable	53,602	18,896	(20,471)
Other long-term obligations	(698)	(1,952)	1,268

Net cash provided by operating activities	902,605	599,238	511,197

INVESTING ACTIVITIES:
Capital expenditures	(111,210)	(192,194)	(140,857)
Purchased intangibles	(61,166)	(2,200)	(1,060)
Payments for business acquisitions, net of cash acquired	(286,862)	(375,863)	(5,672)
Purchase of equity investments	(3,972)	(2,837)	(3,000)
Purchases of marketable securities	(4,729,249)	(2,394,557)	(1,311,697)
Proceeds from sales of marketable securities	4,675,161	2,071,365	642,802
Proceeds from (purchases of) long-term restricted investments	—	124,313	(49,779)

Net cash used in investing activities	(517,298)	(771,973)	(869,263)

FINANCING ACTIVITIES:
Net proceeds from issuance of convertible subordinated notes	—	—	584,625
Repurchases of common stock	(60,000)	(64,332)	(204,420)
Net proceeds from sale of common stock	189,154	137,711	133,857

Net cash provided by financing activities	129,154	73,379	514,062

Effect of exchange rate fluctuations on cash and cash equivalents	30,095	14,725	(4,682)

Increase (decrease) in cash and cash equivalents	544,556	(84,631)	151,314
Beginning cash and cash equivalents	294,606	379,237	227,923

Ending cash and cash equivalents	$839,162	$294,606	$379,237

Supplemental cash flow disclosures (in thousands):
Income taxes paid (net of refunds) during the year	$34,955	$61,628	$34,240
Interest expense paid during the year	$18,000	$18,350	$—

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) is the global leader in information security providing a broad range of software, appliances and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their IT infrastructure. Symantec’s Norton brand of products is the worldwide leader in consumer security and problem-solving solutions. Founded in 1982, we have offices in 38 countries worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions and Divestitures

During the three years ended March 31, 2004, we acquired the following businesses:

•	ON Technology Corp. in the March 2004 quarter

•	PowerQuest, Inc. and SafeWeb, Inc. in the December 2003 quarter;

•	Nexland, Inc. in the September 2003 quarter;

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. in the September 2002 quarter; and

•	Lindner & Pelc Consult GmbH and Foster-Melliar Limited’s enterprise security management division in the September 2001 quarter.

Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition.

In August 2001, we sold assets and transferred liabilities and employees related to our Web Access Management product line to PassGo Technologies, Ltd. and agreed to license them the related technology for a period of four years through August 2005. In December 1999, we licensed substantially all of the ACT! Product line technology to Interact Commerce Corporation for a period of four years through December 2003.

See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

Fiscal Years

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2004, 2003 and 2002 reflect amounts as of and for the periods ended April 2, 2004, March 28, 2003, and March 29, 2002, respectively. The fiscal accounting year ended April 2, 2004, comprised of 53 weeks of operations while the fiscal accounting years ended March 28, 2003 and March 29, 2002 each comprised of 52 weeks of operations. The fiscal accounting year ending April 1, 2005 will comprise 52 weeks of operations.

Symantec share and per share amounts in the Consolidated Statements of Operations and the Notes to Consolidated Financial Statements retroactively reflect the two-for-one stock split effected as a stock dividend, which occurred on November 19, 2003.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are included as a component of stockholders’ equity in accumulated other comprehensive income (loss). Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income (loss). Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.

Revenue Recognition

We derive revenue primarily from sales of packaged products, perpetual license agreements, product maintenance and services, and recognize this revenue when the following conditions have been met:

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

•	persuasive evidence of an arrangement exists;

•	passage of title occurs;

•	delivery has occurred or services have been rendered;

•	if applicable, customer acceptance has been received;

•	collection of a fixed or determinable license fee is considered probable; and

•	if appropriate, reasonable estimates of future product returns have been made.

We sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products, via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. We defer package product revenue on all distribution and reseller channel inventory in excess of specified inventory levels in these channels. We defer the portion of revenue from package and electronic download products related to content updates. Revenue related to content updates is deferred and recognized ratably over the year that such updates are provided. We offer the right of return of our products under various policies and programs with our distributors, resellers and end-user customers. We estimate and record reserves for end-user product returns as an offset to revenue.

We offer channel and end-user rebates for products within our Enterprise Security, Enterprise Administration and Consumer Products segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program and the value of the rebate. We estimate and record reserves for channel and end-user rebates, and we account for these reserves as an offset to revenue.

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

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates.

VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period.

Cash Equivalents and Short-term Investments

We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Our short-term investments, classified as available-for-sale as of the respective balance sheet dates, are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income (loss) within Stockholders’ Equity on the Consolidated Balance Sheet. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in Other income (expense), net in the Consolidated Statement of Operations. The cost of securities sold is based upon the specific identification method.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions.

Equity Investments

We have equity investments in privately held companies for business and strategic purposes. These investments are included in Other long-term assets on the Consolidated Balance Sheet and are accounted for under the cost method as we do not have significant influence over these investees. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. We regularly review our investees’ actual and forecasted operating results, financial position and liquidity, and business and industry factors in assessing whether a decline in value of an equity investment has occurred that is other than temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in Other income (expense), net in the Consolidated Statement of Operations.

Derivative Financial Instruments

We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions denominated in foreign currencies. Gains and losses on the contracts are included in Other income (expense), net in the Consolidated Statement of Operations in the period that gains and losses on the underlying transactions are recognized. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. The fair value of forward foreign exchange contracts approximates cost due to the short maturity periods.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

•	computer hardware and software – two to three years;

•	office furniture and equipment – three to five years;

•	leasehold improvements - the shorter of the lease term or seven years; and

•	buildings - twenty five to thirty years.

Acquired Product Rights

Acquired product rights are comprised of purchased product rights, technologies, databases and revenue related order backlog and contracts from acquired companies. Acquired product rights are stated at cost less accumulated amortization. Amortization of acquired product rights is provided on a straight-line basis over the estimated useful lives of the respective assets, generally one to five years, and is primarily included in Cost of revenues in the Consolidated Statements of Operations. On April 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangibles. As a result, the net balance of workforce-in-place, that was previously included in acquired product rights, was reclassified to goodwill and is no longer amortized, but is subject to impairment testing at least annually.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On April 1, 2002, we ceased the amortization of goodwill, in accordance with SFAS No. 142, and will test goodwill annually for impairment or more frequently if events and circumstances warrant.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

Long-Lived Assets

On April 1, 2002, we adopted SFAS No. 144 which requires that long-lived and intangible assets, including property, equipment, leasehold improvements and acquired product rights, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of this standard did not have an effect on our financial position or our operating results.

Income Taxes

The provision for income taxes is computed using the liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and of net operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed conversion of all of the outstanding convertible subordinated notes and assumed exercising of stock options using the treasury stock method, if dilutive in the period. Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.

Stock-Based Compensation

We elected to follow APB No. 25, Accounting for Stock Issued to Employees, in accounting for our employee stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options.

We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to nonemployees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. Our stock plans are described in Note 12. Under APB No. 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our consolidated financial statements.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called options, granted subsequent to March 31, 1995 under the fair value method of that statement. The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three years ended March 31, 2004, 2003 and 2002:

	Year Ended March 31,
(In thousands, except per share data)	2004	2003	2002
Net income (loss), as reported	$370,619	$248,438	$(28,151)
Add: Amortization of unearned compensation included in reported net income, net of tax	—	253	—
Less: Stock-based employee compensation expense excluded from reported net income (loss), net of tax	(98,083)	(89,036)	(79,141)

Pro forma net income (loss)	$272,536	$159,655	$(107,292)

Basic net income (loss) per share:

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

As reported	$1.21	$0.85	$(0.10)
Pro forma	$0.89	$0.55	$(0.37)
Diluted net income (loss) per share:
As reported	$1.07	$0.77	$(0.10)
Pro forma	$0.81	$0.53	$(0.37)

The fair value of options granted during fiscal 2004, 2003 and 2002 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	2004	2003	2002	2004	2003	2002
Expected life (years)	5.14	5.23	5.62	0.50	0.50	0.50
Expected volatility	0.69	0.72	0.76	0.46	0.59	0.80
Risk free interest rate	3.00%	3.12%	4.60%	1.00%	1.35%	2.70%

The weighted average estimated fair values of employee stock options granted during fiscal 2004, 2003 and 2002 were $17.45, $11.18 and $10.33 per share, respectively. The weighted average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2004, 2003 and 2002 were $10.18, $8.93 and $7.28, respectively.

For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense over the options’ vesting period, for employee stock options, and the six-month purchase period, for stock purchases under the Employee Stock Purchase Plan. Options assumed as a result of our acquisition of AXENT Technologies were not included in the estimated fair value. Shares purchased through the AXENT Purchase Plan subsequent to the closing date of the AXENT acquisition were included in the estimated fair value and were included in the pro forma information above.

Concentrations of Credit Risk

Our product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of our revenues and net income (loss) is derived from international sales and independent agents and distributors. Fluctuations of the United States dollar against foreign currencies, changes in local regulatory or economic conditions, piracy or nonperformance by independent agents or distributors could adversely affect operating results.

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

Legal Expenses

We accrue estimated legal expenses when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. If both of these conditions are not met, management records the related legal expenses when incurred. Amounts accrued by us are not discounted. The material assumptions used to estimate the amount of legal expenses include:

•	the monthly legal expense incurred by our external attorneys on the particular case being evaluated;

•	communication between us and our external attorneys on the expected duration of the lawsuit and the estimated expenses during that time;

•	our strategy regarding these lawsuits;

•	deductible amounts under our insurance policies; and

SYMANTEC CORPORATION
Summary of Significant Accounting Policies, continued

•	past experiences with similar lawsuits.

Accumulated Other Comprehensive Income

We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities, net of taxes and foreign currency translation adjustments, net of taxes. Unrealized gains and losses on our available-for-sale securities is immaterial for all periods presented. Comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statements of Stockholders’ Equity.

Newly Adopted and Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective for Symantec beginning in the first quarter of fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 , which was issued in January 2003. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective for Symantec during fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides guidance for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for Symantec beginning the second quarter of fiscal 2004 and the adoption of this statement did not have a material impact on our financial position or results of operations.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation with no impact on net income (loss). See Note 17 and Note 18 of the Notes to Consolidated Financial Statements for further information regarding the reclassifications.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements

Note 1. Consolidated Balance Sheet Information

	March 31,
(In thousands)	2004	2003
Cash, cash equivalents and short-term investments:
Cash	$174,389	$111,687
Cash equivalents	664,773	182,919

	839,162	294,606
Short-term investments	1,571,169	1,411,052

	$2,410,331	$1,705,658

Trade accounts receivable, net:
Receivables	$264,826	$159,417
Less: allowance for doubtful accounts	(5,674)	(9,753)

	$259,152	$149,664

Property, equipment and leasehold improvements, net:
Computer hardware and software	$378,866	$306,679
Office furniture and equipment	74,120	65,535
Buildings	148,782	142,915
Land	50,688	29,362
Leasehold improvements	77,040	54,483

	729,496	598,974
Less: accumulated depreciation and amortization	(351,129)	(265,699)

	$378,367	$333,275

Note 2. Sales and Marketing Expense Information

Technical Support Costs

Technical support costs, included in Sales and marketing, relate to the cost of providing free post-contract support and were accrued at the time of product sale. Technical support costs included in Sales and marketing in the Consolidated Statements of Operations for fiscal 2004, 2003 and 2002 were $20 million, $20 million and $16 million, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs included in Sales and marketing in the Consolidated Statements of Operations for fiscal 2004, 2003, and 2002 were $128 million, $108 million and $93 million, respectively.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Note 3. Acquisitions and Divestitures

Fiscal 2004 Acquisitions

During fiscal 2004, we acquired two public and two privately-held companies for a total of $311 million in cash, including acquisition-related expense resulting from financial advisory, legal and accounting services and duplicate sites and severance costs. Approximately $5 million of acquisition-related expenses remains as an accrual as of March 31, 2004. We expect that the acquisition of these emerging technologies will strengthen our competitive position in the enterprise administration and enterprise security markets. The results of operations of the acquired companies have been included in our operations as of the dates of acquisition. ON Technology Corp. and PowerQuest, Inc. are included in our Enterprise Administration segment, and SafeWeb, Inc. and Nexland, Inc. are included in our Enterprise Security segment. For details of the purchase price allocations, refer to Table 3.1 below.

ON Technology

On February 13, 2004, we acquired ON Technology, a global provider of enterprise infrastructure management solutions, for $109 million in cash, including $7 million of acquisition-related expenses. We expect the acquisition to strengthen our competitive position in the enterprise administration market by allowing us to provide a unified solution that will help customers create a secure enterprise infrastructure. ON Technology’s software distribution and configuration management capabilities will be a critical component to the end-to-end system Symantec is establishing to help customers build, manage and protect their IT infrastructures.

PowerQuest

On December 5, 2003, we acquired PowerQuest, a global provider of automated deployment and recovery solutions for corporations and individual users, for $154 million in cash, including $4 million of acquisition-related expenses. We expect the acquisition to strengthen our competitive position in the enterprise administration market by enabling us to deliver solutions that allow customers to build, manage and protect their IT infrastructures with end-to-end security management capabilities.

SafeWeb

On October 15, 2003, we acquired SafeWeb, a provider of SSL VPN appliances, for $27 million in cash, including minimal acquisition-related expenses. We expect the acquisition to strengthen our competitive position in the enterprise security market by allowing us to offer SafeWeb’s Secure Extranet Appliance technology designed to reduce the cost and complexity of deploying, managing and maintaining secure access to remote users.

Nexland

On July 17, 2003, we acquired Nexland, an Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for $21 million in cash, including minimal acquisition-related expenses. We expect the acquisition to strengthen our competitive position in the enterprise security solutions market as it is expected to allow us to further develop Symantec integrated solutions.

Table 3.1:  Fiscal Year 2004 Purchase Price Allocations

			Acquired			Deferred tax	Other assets
	Purchase	Acquired	product		Other	(liabilities)	(liabilities),
(In thousands)	price	IPR&D	rights	Goodwill	intangibles	assets, net	net
ON Technology	$109,356	$1,110	$7,410	$86,016	$5,660	$(5,260)	$14,420
PowerQuest	154,347	1,600	19,600	119,922	2,400	(5,300)	16,125
SafeWeb	26,569	—	1,000	21,603	—	3,600	366
Nexland	20,891	1,000	1,000	20,791	60	547	(2,507)

Total	$311,163	$3,710	$29,010	$248,332	$8,120	$(6,413)	$28,404

Our fiscal 2004 acquisitions were considered immaterial for pro forma financial disclosure, both individually and in the aggregate.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Fiscal Year 2003 Acquisitions

During fiscal 2003, we acquired four privately-held companies for a total of $382 million in cash, including acquisition-related expenses resulting from financial advisory, legal and accounting services and duplicate sites and severance costs. These acquisitions helped strengthen our competitive position in the enterprise security solutions and managed security services markets. The results of operations of the acquired companies have been included in our operations as of the dates of acquisition. These acquired companies are included in our Enterprise Security segment, with the exception of Riptech, Inc., which is included in our Services segment. For details of the purchase price allocations, including subsequent adjustments, see Table 3.2 below.

Riptech

On August 19, 2002, we acquired Riptech, a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $148 million in cash, including $3 million of acquisition-related expenses. During the 12 months subsequent to the acquisition, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $1 million.

Recourse

On August 19, 2002, we acquired Recourse Technologies, Inc., a provider of security threat management solutions that detect, analyze and respond to both known and novel threats, including intrusions, internal attacks and denial of service attacks, for $139 million in cash, including $3 million of acquisition-related expenses. During the 12 months subsequent to the acquisition, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by $1 million.

SecurityFocus

On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for $76 million in cash, including minimal acquisition-related expenses. During the 12 months subsequent to the acquisition, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by an immaterial amount.

Mountain Wave

On July 2, 2002, we acquired Mountain Wave, Inc., a provider of automated attack sensing and warning software and services for real-time enterprise security operations management, for $21 million in cash, including minimal acquisition-related expenses.

The following table summarizes the allocation of the purchase price, adjusted for revised estimates related to certain liabilities, for each of the acquisitions during fiscal 2003 (in thousands):

Table 3.2: Fiscal Year 2003 Purchase Price Allocations

			Acquired			Deferred	Other assets
	Purchase	Acquired	product		Other	tax	(liabilities),
(In thousands)	Price	IPR&D	rights	Goodwill	intangibles	assets, net	net
Riptech	$147,446	$2,100	$12,700	$116,543	$—	$7,974	$8,129
Recourse	137,555	1,000	19,000	108,546	2,164	9,090	(2,245)
SecurityFocus	76,177	1,600	6,840	64,091	2,100	503	1,043
Mountain Wave	20,698	—	2,000	17,320	—	1,740	(362)

Total	$381,876	$4,700	$40,540	$306,500	$4,264	$19,307	$6,565

Our fiscal 2003 acquisitions were considered immaterial for pro forma financial disclosure, both individually and in the aggregate.

Fiscal Year 2002 Acquisitions

During fiscal 2002, we acquired one privately-held company and one company division for a total of $4 million in cash, which was recorded as goodwill in the Consolidated Balance Sheet. We acquired Lindner & Pelc Consult GmbH, a security services and implementation company in Berlin, Germany, for $2 million in cash and the

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

enterprise security management division of Foster-Melliar Limited, an IT services company located in Johannesburg, South Africa for $2 million in cash. The results of operations of the acquired company and division have been included in our operations as of the dates of acquisition. These acquired companies are included in our Services segment.

Under the terms of both acquisition agreements, we were liable for contingency payments based on targeted future sales through fiscal 2004. During fiscal 2004, 2003 and 2002, we paid insignificant amounts of contingency payments in accordance with these agreements, which was recorded as compensation expense.

Accounting for Intangible Assets

Acquired IPR&D

In connection with our acquisitions described above, we wrote off acquired in-process research and development of $4 million and $5 million in fiscal 2004 and 2003, respectively, because the acquired technologies had not reached technological feasibility and had no alternative uses. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and test activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We determined the fair value of the acquired in-process technology for these purchases by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Acquired Product Rights

In connection with our acquisitions described above, the amounts allocated to acquired product rights are being amortized to cost of revenues over their useful lives of one to five years.

Other Intangibles

In connection with our acquisitions described above, the amounts allocated to other intangibles include customer relationships, tradenames, and customer lists, and are being amortized to operating expenses over their useful lives of one to seven years.

See Note 4 of the Notes to Consolidated Financial Statements for a schedule of other intangibles as of March 31, 2004 and 2003, including the value and useful life by category.

Divestitures

Web Access Management Product Line

On August 24, 2001, we sold assets and transferred liabilities and employees related to our Web Access Management product line to PassGo Technologies, Ltd. We also entered into an exclusive license and option agreement with PassGo whereby they licensed our Web Access Management technology products. In consideration for the license, PassGo is required to pay us quarterly royalties based on their net revenue starting at 30% and declining to 10% over a four-year period through August 2005. Because the royalties are not guaranteed and the quarterly amounts to be received are not determinable until earned, we recognized these royalties as payments were due. The pre-tax gain on the divestiture, the subsequent royalties received, and the amortization of the developed technology related to the Web Access Management products has been recorded in Income, net of expense, from sale of technologies and product lines in the Consolidated Statements of Operations and has been immaterial. During fiscal 2003, we wrote off $3 million of developed technology related to the Web Access Management product line due to impairment, which was also recorded in Income, net of expense, from sale of technologies and product lines in the Consolidated Statements of Operations. Income and expenses related to Web Access Management product line are provided in Table 3.3 below on a net basis.

PassGo has an option to purchase the technology at a price starting at $18.8 million and declining to $3.3 million over a four-year period through August 2005. As of March 31, 2004, PassGo had not exercised their option to purchase.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

ACT! Product Line

On December 31, 1999, we licensed substantially all of the ACT! product line technology to Interact Commerce Corporation for a period of four years through December 2003. In consideration for the license, Interact was required to pay us quarterly royalty payments. Because the royalties were not guaranteed and the quarterly amounts to be received were not determinable until earned, we recognized these royalties as payments were due. At the end of the four-year period, Interact had an exclusive option to purchase the licensed technology from us for $60 million less all royalties paid to us to date. In December 2003, Interact exercised its option and we transferred the technology to them. Royalties, including the December 2003 purchase payment, are provided in Table 3.3 below.

Table 3.3: Income, net of expense, from sale of technologies and product lines

	Year Ended March 31,
(In thousands)	2004	2003	2002
ACT! product line	$9,750	$10,500	$15,500
Web Access Management product line	(203)	(3,622)	36

Income, net of expense, from sale of technologies and product lines	$9,547	$6,878	$15,536

Note 4. Goodwill, Acquired Product Rights and Other Intangible Assets

With the adoption of SFAS No. 142, we ceased the amortization of goodwill and recharacterized acquired workforce-in-place (and the related deferred tax liability) as goodwill on April 1, 2002. Accordingly, there was no amortization of goodwill and acquired workforce-in-place during fiscal 2004 and 2003.

The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and acquired workforce-in-place, net of the related income tax effect:

	Year Ended March 31,
(In thousands, except per share data)	2004	2003	2002
Net income (loss), as reported	$370,619	$248,438	$(28,151)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit of $0, $0 and $2,745, respectively	—	—	194,061

Net income, as adjusted	$370,619	$248,438	$165,910

Net income (loss) per share — basic, as reported	$1.21	$0.85	$(0.10)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit	—	—	0.68

Net income per share — basic, as adjusted	1.21	0.85	0.58
Effect of dilutive securities	(0.14)	(0.08)	(0.04)

Net income per share — diluted, as adjusted	$1.07	$0.77	$0.54

Shares used to compute net income (loss) per share — basic, as adjusted	305,985	290,790	287,208
Shares issuable from assumed conversion of options	18,421	15,496	15,186
Shares issuable from assumed conversion of convertible subordinated notes	35,149	35,150	15,160

Shares used to compute net income per share — diluted, as adjusted	359,555	341,436	317,554

For fiscal year 2004, 2003, and 2002 net income per share (diluted), as adjusted is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated notes, net of income tax, of $14 million for fiscal year 2004 and 2003 and $6 million for fiscal year 2002.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Goodwill by operating segment was as follows:

	Enterprise	Enterprise		Consumer
(In thousands)	Security	Administration	Services	Products	Total
Balance, as of March 31, 2003	$696,646	$8,377	$119,094	$9,332	$833,449
Goodwill acquired during fiscal 2004:
ON Technology	—	86,016	—	—	86,016
PowerQuest	—	119,922	—	—	119,922
Safeweb	21,603	—	—	—	21,603
Nexland	20,791	—	—	—	20,791
Goodwill adjustments	(1,022)	—	—	—	(1,022)

Balance, as of March 31, 2004	$738,018	$214,315	$119,094	$9,332	$1,080,759

Goodwill is tested for impairment on an annual basis. We completed our annual goodwill impairment required by SFAS No. 142 during the March 2004 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist.

Acquired product rights were subject to amortization as follows:

	March 31,
(In thousands)	2004	2003
Acquired product rights, net:
Acquired product rights	$255,818	$165,642
Less: accumulated amortization	(134,880)	(92,517)

	$120,938	$73,125

Other intangible assets are included in Other long-term assets on the Consolidated Balance Sheets and were subject to amortization as follows:

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Other Intangible Assets:
Customer base	$11,410	$(4,229)	$7,181
Tradename	6,910	(5,345)	1,565
Marketing related assets	2,100	(875)	1,225

	$20,420	$(10,449)	$9,971

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Other Intangible Assets:
Customer base	$4,200	$(3,321)	$879
Tradename	6,000	(3,825)	2,175
Marketing related assets	2,100	(350)	1,750

	$12,300	$(7,496)	$4,804

On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was deemed related to benefits received by us in and prior to the June 2003 quarter. In addition, we recorded $49 million for acquired product rights in the September 2003 quarter. The acquired product rights are being amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

On April 17, 2003, we purchased acquired product rights related to Roxio Inc.’s GoBack computer recovery software business for $13 million in cash. The acquired product rights will be amortized to cost of revenues over their estimated useful life of three years.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

During fiscal 2004, 2003 and 2002, amortization expense for acquired product rights was $42 million, $32 million and $32 million, respectively. Amortization of acquired product rights was included in Cost of revenues in the Consolidated Statements of Operations, except for an immaterial amount related to the divested Web Access Management product line, which was included in Income, net of expense, from sale of technologies and product lines in the Statement of Operations. The future annual amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of March 31, 2004:

2005	$41 million
2006	$27 million
2007	$19 million
2008	$12 million
2009	$ 8 million

During fiscal 2004, 2003 and 2002, amortization expense for other intangible assets was $3 million, $3 million and $2 million, respectively. The future annual amortization expense for other intangible assets, based upon our existing intangible assets and their current useful lives, is estimated to be the following as of March 31, 2004:

2005	$3 million
2006	$2 million
2007	$2 million
2008	$1 million
2009	$1 million

Note 5. Investments

Cash Equivalents and Short-term Investments

The estimated fair value of the cash equivalents and short-term investments consisted of the following:

	March 31,
(In thousands)	2004	2003
Corporate securities	$1,388,382	$688,805
Taxable auction rate securities	328,400	258,250
Money market funds	149,269	151,307
Asset backed securities	—	176,860
Corporate bonds	95,201	63,448
United States government and government-sponsored securities	194,633	218,082
Bank securities and deposits	80,057	37,219

Total available-for-sale and trading investments	2,235,942	1,593,971
Less: amounts classified as cash equivalents	(664,773)	(182,919)

	$1,571,169	$1,411,052

The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 31, 2004 was as follows:

(In thousands)
Due in one year or less	$1,773,932
Due after one year and through 3 years	462,010

$2,235,942

Fair values of cash equivalents and short-term investments approximate cost primarily due to the short-term maturities of the investments and the absence of changes in security credit ratings.

Unrealized gains and losses on available-for-sale securities were reported as a component of Stockholders’ Equity and were immaterial for all periods presented.

Equity Investments in Privately Held Companies

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

As of March 31, 2004 and 2003, we held equity investments with a carrying value of $11 million in several privately held companies. These investments were recorded at cost as we do not have significant influence over the investee and are classified as Other long-term assets on the Consolidated Balance Sheets. During fiscal 2004 and 2003 we recognized a decline in value of these investments determined to be other-than-temporary of $3 million and $1 million, respectively. During fiscal 2003 and 2002, declines in our unregistered equity investment value were immaterial. The other than temporary declines in fair value were recorded as Other expense, net on the Consolidated Statements of Operations.

Derivative Financial Instruments

During the periods covered by the consolidated financial statements, we did not use any derivative instrument for trading purposes. We utilize some natural hedging to mitigate our exposures and we manage certain residual balance sheet exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions. The fair value of forward foreign exchange contracts approximates cost due to the short maturity periods. As of March 31, 2004, the notional amount of our forward foreign exchange contracts was $113 million, all of which mature in 35 days or less. We do not hedge our foreign currency translation risk.

Note 6. Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. During fiscal 2004 and 2003, an insignificant principal amount of our notes were converted into shares of our common stock. No shares were converted during fiscal 2002. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million, related to the notes, are amortized on a straight-line basis through November 1, 2006. We have reserved 35.1 million shares of common stock for issuance upon conversion of the notes.

Note 7. Commitments

We lease certain of our facilities and equipment under operating leases that expire at various dates through 2018. We currently sublease some space under various operating leases that will expire at various dates through 2012.

The future fiscal year minimum operating lease commitments were as follows as of March 31, 2004:

(In thousands)
2005	$35,637
2006	30,774
2007	22,902
2008	13,046
2009	5,356
Thereafter	10,719

Operating lease commitments	118,434
Sublease income	(17,846)

Net operating lease commitments	$100,588

Based on existing subleases, we expect to record future sublease income of $6 million, $6 million and $3 million during fiscal 2005, 2006, 2007, respectively, and immaterial amounts thereafter.

Rent expense charged to operations totaled $27 million, $25 million and $25 million during fiscal 2004, 2003 and 2002, respectively.

In March 2003, we terminated our operating lease obligations for four facilities located in Cupertino, California, Springfield, Oregon, and Newport News, Virginia by purchasing the land and buildings for $124 million.

Note 8. Stock Dividend

On October 22, 2003, our Board of Directors approved a two-for-one stock split of Symantec’s common stock

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

effected in the form of a stock dividend. Shareowners of record at the close of business on November 5, 2003 were issued one additional share of common stock for each share owned as of that date. The stock split increased the number of total shares outstanding from 154 million shares to 308 million shares. The additional shares resulting from the stock dividend were issued in book-entry form on November 19, 2003. Symantec share and per share amounts in the Consolidated Statements of Operations and the Notes to Consolidated Financial Statements retroactively reflect the two-for-one stock split effected as a stock dividend, which occurred on November 19, 2003.

Note 9. Common Stock Repurchases

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, the Board of Directors increased the dollar amount of the company’s authorized stock repurchase program from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. In connection with the additional $240 million authorization, we adopted a repurchase plan under Rule 10b5-1 and intend to repurchase $60 million of shares during each calendar 2004 quarter.

During fiscal 2004, we repurchased 1.5 million shares under the amended stock repurchase program, at prices ranging from $39.03 to $41.63 per share, for an aggregate amount of $60 million. During fiscal 2003, we repurchased 4.4 million shares at prices ranging from $13.97 to $14.98 per share, for an aggregate amount of $64 million. During fiscal 2002, we repurchased 19.3 million shares at prices ranging from $8.89 to $12.25 per share, for an aggregate amount of $204 million. As of March 31, 2004, $367 million remained authorized for future repurchases, of which $180 million is expected to be utilized through the 10b5-1 plan through December 2004.

Note 10. Net Income (Loss) Per Share

The components of net income (loss) per share were as follows:

	Year Ended March 31,
(In thousands, except per share data)	2004	2003	2002
Basic Net Income (Loss) Per Share
Net income (loss)	$370,619	$248,438	$(28,151)
Weighted average number of common shares outstanding during the period	305,985	290,790	287,208

Basic net income (loss) per share	$1.21	$0.85	$(0.10)

Diluted Net Income (Loss) Per Share
Net income (loss)	$370,619	$248,438	$(28,151)
Interest on convertible subordinated notes, net of income tax effect	14,392	14,393	—

Net income (loss), as adjusted	$385,011	$262,831	$(28,151)

Weighted average number of common shares outstanding during the period	305,985	290,790	287,208
Shares issuable from assumed exercise of options using the treasury stock method	18,421	15,496	—
Shares issuable from assumed conversion of convertible subordinated notes	35,149	35,150	—

Total shares for purpose of calculating diluted net income (loss) per share	359,555	341,436	287,208

Diluted net income (loss) per share	$1.07	$0.77	$(0.10)

During fiscal 2004, 2003 and 2002, 0.8 million, 1.4 million and 27.6 million shares, respectively, issuable from assumed exercise of options were excluded from the computation of diluted net income (loss) per share, as the effect would have been anti-dilutive.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

During fiscal 2002, 15.2 million shares issuable upon conversion of the 3% convertible subordinated notes were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.

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

Note 12. Employee Benefits

401(k) Plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 20% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 100% of the first $500 of employees’ contributions and then 50% of the employees’ contribution. The maximum employer match in any given plan year is 3% of the employees’ eligible compensation. Our contributions under the plan were $7 million, $4 million and $4 million during fiscal 2004, 2003 and 2002, respectively.

Restricted Shares

During fiscal 1999, we issued 400,000 restricted shares to our current CEO for a purchase price equal to the par value of the shares at the date of issuance, vesting 50% at each anniversary date, with the first anniversary date being April 14, 2000. Unearned compensation equivalent to the market value of the common stock on the date of grant, less par, was charged to stockholders’ equity and was amortized into compensation expense on a straight-line basis over the vesting term. As of March 31, 2004, there were 400,000 shares fully vested and outstanding.

Stock Purchase Plans

2002 Executive Officers’ Stock Purchase Plan

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, of which none are subject to adjustment pursuant to changes in capital. The purpose of the plan is to provide executive officers with

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

a convenient means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. Each executive officer may purchase up to 10,000 shares in any fiscal year. As of March 31, 2004, no shares have been issued under the plan and the entire 250,000 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividend.

1998 Employee Stock Purchase Plan

In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan and reserved 2.0 million shares of common stock for issuance thereunder. In September 1999, the plan was amended by our stockholders to increase the shares available for issuance by 3.0 million and to add an “evergreen” provision whereby the number of shares available for issuance increases automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan, provided that the aggregate number of shares issued over the term of the plan does not exceed 32.0 million shares. As of March 31, 2004, 12.7 million shares remain available for issuance under the plan, including 3.1 million shares added in connection with the “evergreen” provision on January 1, 2004 but which have not yet been registered.

Subject to certain limitations, our employees may purchase, through payroll deductions of 2% to 10% of their compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the two-year offering period or the end of the six-month purchase period. Under the Employee Stock Purchase Plan 1.4 million, 2.2 million and 1.9 million shares were issued during fiscal 2004, 2003 and 2002, respectively, representing $23 million, $17 million and $14 million in contributions, respectively. As of March 31, 2004, a total of 6.6 million shares had been issued under this plan.

Stock Award Plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Directors Equity Incentive Plan and reserved 25,000 shares of common stock for issuance thereunder, of which none are subject to adjustment pursuant to changes in capital. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of March 31, 2004, a total of 15,000 shares had been issued under this plan and 10,000 shares remained available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividend.

1994 Patent Incentive Plan

In January 1995, the Board of Directors approved the terms of the 1994 Patent Incentive Plan and reserved 1.6 million shares of common stock for issuance thereunder. The purpose of this plan is to increase awareness of the importance of patents to our business and to provide employees with incentives to pursue patent protection for new technologies that may be valuable to us. Our executive officers are not eligible for awards under the 1994 Patent Incentive Plan, and no employee is eligible to receive more than 200,000 shares of common stock at any time during the term of the plan. As of March 31, 2004, a total of 117,000 shares had been issued under this plan. On March 13, 2004, the Board of Directors terminated this plan, therefore no further shares may be issued.

Stock Option Plans

We maintain stock option plans pursuant to which an aggregate total of 62.6 million shares of common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. The purpose of these plans is to attract, retain and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant and the options have a maximum term of ten years and generally vests over a four-year period.

2001 Non-Qualified Equity Incentive Plan

In January 2001, the Board of Directors approved the terms of the 2001 Non-Qualified Equity Incentive Plan and reserved for issuance 12.0 million shares for issuance thereunder. Under this plan, we grant options to employees, officers, directors, consultants, independent contractors and advisors to us, or of any parent, subsidiary or affiliate of Symantec as the Board of Directors or committee may determine. Options

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

awarded to insiders, defined as officers, directors or other persons subject to Section 16 of the Securities Exchange Act of 1934, may not exceed in the aggregate fifty (50%) percent of all shares that are available for grant under the plan and employees of the company who are not insiders must receive at least fifty (50%) percent of all shares that are available for grant under the plan. The terms of this plan are similar to those of our 1996 Equity Incentive Plan, except that it was adopted, and may be amended, without stockholder approval. As of March 31, 2004, 2.0 million options were outstanding under this plan and 7.6 million remained available for future issuance.

1999 Acquisition Plan

In July 1999, the Board of Directors approved the terms of the 1999 Acquisition Plan and reserved 2.0 million shares of common stock for issuance thereunder. Options awarded to officers may not exceed in the aggregate thirty (30%) percent of all shares that are available for grant under the plan. The terms of this plan are similar to those of our 1996 Equity Incentive Plan, except that it was adopted, and may be amended, without stockholder approval. As of March 31, 2004, 108,000 options were outstanding under this plan and none remain available for future issuance.

1996 Equity Incentive Plan

In May 1996, our stockholders approved the 1996 Equity Incentive Plan and reserved 16.3 million shares of common stock for issuance thereunder. Subsequently, our stockholders approved a number of amendments that increased the number of shares of common stock reserved for issuance under the plan to a total of 97.8 million shares. As of March 31, 2004, 36.2 million options were outstanding under this plan and 15.3 million remained available for future issuance.

Executive Stock Option Grants

In accordance with the employment agreement dated April 11, 1999 between our current CEO and Symantec, the Board of Directors approved the issuance of a non-qualified stock option to acquire 800,000 shares of common stock to the CEO. The option was granted at 100% of the fair market value on the date of grant, has a term life of ten years and vests over a five-year period. As of March 31, 2004, 610,000 options were outstanding.

On December 20, 1999 a non-qualified option to acquire 80,000 shares was approved for grant to the CEO and was deemed granted on January 1, 2000. The option was granted at 100% of the fair market value on the date of grant, has a term life of ten years and vests over a four-year period. As of March 31, 2004, all options were still outstanding under this plan.

1988 Employee Stock Option Plan

The 1988 Employee Stock Option Plan was superseded by the 1996 Equity Incentive Plan. As of March 31, 2004, 114,000 options were outstanding under the 1998 Employee Stock Option Plan and no further option may be granted.

Acquired Stock Option Plans

We assumed stock option plans in connection with our acquisitions of AXENT Technologies in December 2000, Delrina Corporation in May 1996, and Central Point Software in June 1994. As of March 31, 2004, 652,000 options were outstanding under these plans and no further options may be granted.

Stock Option Activity

		Weighted
		Average
		Exercise
	Number	Price Per
(In thousands, except weighted average exercise price per share)	of Shares	Share
Outstanding as of March 31, 2001	63,456	$9.22
Granted	16,900	$15.13
Exercised	(16,508)	$7.28
Canceled	(6,280)	$10.34

Outstanding as of March 31, 2002	57,568	$11.39
Granted	7,096	$18.06
Exercised	(12,780)	$9.46
Canceled	(4,646)	$13.42

Outstanding as of March 31, 2003	47,238	$12.71

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

		Weighted
		Average
		Exercise
	Number	Price Per
(In thousands, except weighted average exercise price per share)	of Shares	Share
Granted	9,498	$28.97
Exercised	(14,354)	$11.65
Canceled	(2,611)	$16.52

Outstanding as of March 31, 2004	39,771	$16.72

Options exercisable at:
March 31, 2004	17,824	$11.90
March 31, 2003	18,574	$11.08
March 31, 2002	16,868	$9.50

The following table summarizes information about options outstanding as of March 31, 2004:

			Outstanding Options			Exercisable Options
				Weighted
				average	Weighted		Weighted
			Number of	contractual	average	Number of	average
			shares (in	life	exercise	shares (in	exercise
Range of Exercise Prices			thousands)	(in years)	price	thousands)	price
$2.38	-	$8.64	9,563	5.95	$7.21	7,093	$6.76
$8.67	-	$16.09	8,679	6.81	$13.12	5,420	$13.11
$16.16	-	$17.22	9,178	7.51	$16.58	3,991	$16.70
$17.22	-	$29.24	9,439	8.87	$24.03	1,272	$19.54
$29.63	-	$47.26	2,912	9.67	$35.51	48	$32.98

			39,771	7.46	$16.72	17,824	$11.90

These options will expire if not exercised by specific dates through March 2014. Prices for options exercised during the three years ended March 31, 2004 ranged from $1.41 to $33.63.

Shares Authorizations and Reserves

In August 2003, our stockholders approved an increase to our authorized common shares from 300 million to 900 million.

As of March 31, 2004, we had reserved the following shares of authorized but unissued common stock:

Conversion of 3% Convertible Subordinated Notes	35,149,000
Stock Purchase Plans *	12,995,000
Stock Award Plans	10,000
Employee Stock Option Plans	62,601,000

Total	110,755,000

*	Includes 3,103,000 shares related to the 1998 Employee Stock Purchase Plan which were authorized under the “evergreen” provision on January 1, 2004 but which have not yet been registered.

Note 13. Restructuring, Site Closures and Other

Restructuring, site closures and other consisted of the following:

	Year Ended March 31,
(In thousands)	2004	2003	2002
Restructuring provision	$465	$13,113	$20,428
Adjustments to prior restructuring provisions	442	(2,024)	—

Total restructuring, site closures and other	$907	$11,089	$20,428

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Fiscal 2004

During fiscal 2004, we recorded costs of severance, related benefits and outplacement services for a member of our senior management team, which was subsequently adjusted as provided below.

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/04
Employee severance and benefits	Cash	$465	$—	$(242)	$223

The Company anticipates that the remaining restructuring reserve balance will be paid by the end of fiscal year 2005.

Fiscal 2003

During fiscal 2003, we recorded costs of severance, related benefits and outplacement services and costs associated with the consolidation of certain facilities in the United States and Europe. The costs resulted from relocating certain development, sales and finance activities, realigning certain worldwide marketing efforts and outsourcing our North American and European consumer support functions. As a result, we terminated 424 employees. The fiscal 2003 restructuring provision was subsequently reduced as costs were lower than anticipated.

The following table sets forth an analysis of the components of the fiscal 2003 restructuring plans, the provision adjustments that followed, and payments made against the reserve as of March 31, 2004.

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/04
Employee severance and outplacement	Cash	$9,606	$(7,969)	$(1,637)	$—
Excess facilities and fixed assets	Cash/non-cash	3,507	(3,321)	(72)	114

Total restructuring, site closures and other		$13,113	$(11,290)	$(1,709)	$114

The Company anticipates that the remaining restructuring reserve balance will be paid by the end of fiscal year 2005.

Fiscal 2002

During fiscal 2002, we recorded costs associated with the excess facilities and fixed assets associated with relocating certain sites in the United States and Europe. We moved our operations in Newport News, Virginia to a larger facility and we relocated our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. In addition, we consolidated our European support functions by relocating our Leiden, Netherlands operations to Dublin, Ireland and consolidating most of our United Kingdom facilities to one facility in Maidenhead, UK.

During fiscal 2002, we also recorded costs of severance, related benefits and outplacement services, as we reorganized and consolidated various operating functions. As a result, we terminated 87 employees. The fiscal 2002 restructuring provision was subsequently adjusted in fiscal 2003, as actual costs were higher/(lower) than anticipated.

The following table sets forth an analysis of the components of the fiscal 2002 restructuring plans, the provision adjustments that followed, and payments made against the reserve as of March 31, 2004.

	Cash/	Original	Amount	Amount	Balance
(In thousands)	Non-cash	Charge	Paid/Used	Adjusted	at 3/31/04
Employee severance and outplacement	Cash	$2,639	$(2,585)	$(54)	$—
Excess facilities and fixed assets	Cash/non-cash	17,789	(15,668)	423	2,544

Total restructuring, site closures and other		$20,428	$(18,253)	$369	$2,544

The Company anticipates that the remaining restructuring reserve balance related to our United Kingdom facilities will be paid by the end of fiscal 2006.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Note 14. Income Taxes

The components of the provision for income taxes were as follows:

	Year Ended March 31,
(In thousands)	2004	2003	2002
Current:
Federal	$60,528	$58,732	$24,508
State	18,084	15,045	9,543
International	65,810	45,809	26,045

	144,422	119,586	60,096
Deferred:
Federal	24,248	(620)	13,802
State	4,401	(2,465)	1,512
International	(1,468)	(1,308)	(1,761)

	27,181	(4,393)	13,553

	$171,603	$115,193	$73,649

The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes was as follows:

	Year Ended March 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.1	15.8
Non-deductible goodwill amortization	—	—	148.5
Foreign earnings taxed at less than the federal rate	(7.0)	(5.7)	(30.8)
Research tax credits	—	—	(2.2)
Benefit of exempt foreign sales income	—	—	(2.0)
Other, net	1.0	0.3	(2.4)

	31.6%	31.7%	161.9%

The principal components of deferred tax assets were as follows:

	March 31,
(In thousands)	2004	2003
Deferred tax assets:
Tax credit carryforwards	$18,219	$8,712
Net operating loss carryforwards of acquired companies	41,990	43,874
Other accruals and reserves not currently tax deductible	41,077	49,485
Deferred revenue	25,258	21,000
Loss on investments not currently tax deductible	6,705	10,375
Other	6,264	7,117

	139,513	140,563
Valuation allowance	(6,705)	(5,111)

Deferred tax assets	132,808	135,452
Deferred tax liabilities:
Acquired intangible assets	(13,326)	(13,010)
Tax over book depreciation	(14,073)	(8,012)
Unremitted earnings of foreign subsidiaries	(51,721)	(14,160)

Net deferred tax assets	$53,688	$100,270

Realization of a significant portion of the $54 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

taxable income in the United States and certain foreign jurisdictions, and the implementation of tax planning strategies. The valuation allowance increased by $2 million during fiscal 2004 and remained unchanged during fiscal 2003.

As of March 31, 2004, we have tax credit carryforwards of $18 million that expire in fiscal 2005 through 2022. In addition, we have net operating loss carryforwards attributable to various acquired companies of $117 million that expire in fiscal 2018 through 2023. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized.

Pretax income from international operations was $354 million, $225 million and $168 million for fiscal 2004, 2003 and 2002, respectively.

No provision has been made for federal or state income taxes on $740 million of cumulative unremitted earnings of certain of our foreign subsidiaries as of March 31, 2004, since we plan to indefinitely reinvest these earnings. As of March 31, 2004, the unrecognized deferred tax liability for these earnings was $221 million.

Note 15. Litigation

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

On March 28, 2003, Ronald Pearce filed a lawsuit on behalf of himself and purportedly on behalf of the general public of the United States and Canada in the California Superior Court, Santa Clara County, alleging violations of California Business and Professions Code section 17200 and false advertising in connection with our WinFaxTM Pro product. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorney fees. We intend to defend the action vigorously.

On February 27, 2003, PowerQuest filed a lawsuit against us in the United States District Court, District of Utah, alleging that our Ghost product infringed a patent owned by them. The complaint sought damages and injunctive relief. The case was dismissed following Symantec’s December 2003 acquisition of PowerQuest.

On February 7, 2003, Cathy Baker filed a lawsuit against us, Microsoft and two retailers in the California Superior Court, Marin County, purportedly on behalf of the general public of California and of a class of certain purchasers of software products. An amended complaint filed in May 2003 added Greg Johnson as plaintiff and Adobe Systems and another retailer as defendants. The complaint alleged that our refund policies violated consumer warranty and unfair business practice laws. The lawsuit sought damages, rescission and injunctive relief, as well as costs and attorney fees. In April 2004, the matter was resolved with no material payment by Symantec, and the litigation has been dismissed.

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

On June 14, 2002, Hark Chan and Techsearch LLC filed a lawsuit against us in the United States District Court for the Northern District of California, alleging that unspecified products sold on CD-ROM with Internet hyperlinks and/or with the LiveUpdate feature infringed a patent owned by Techsearch. Subsequently, IP Innovation LLC was added as a plaintiff. The lawsuit requested damages, injunctive relief, costs and attorney fees. In September 2003, the matter was resolved with no material payment by Symantec, and the litigation has been dismissed.

On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah,

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and in February 2003, the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case. We intend to defend the action vigorously. In April 2004, we filed a lawsuit against Altiris in the United States District Court, Eastern District of Texas, alleging that several Altiris products infringe three patents owned by Symantec.

In July 1998, the Ontario Court of Justice (General Division) ruled that we should pay a total of $5 million for damages, plus interest, to Triolet Systems, Inc. and Brian Duncombe in a decade-old copyright action, for damages arising from the grant of a preliminary injunction against them. The damages were awarded following the court’s ruling that evidence presented later in the case showed the injunction was not warranted. We inherited this case through our acquisition of Delrina Corporation, which was the plaintiff in this lawsuit. Our appeal of the decision was denied, and our request for further review of that decision was also denied. We recorded a charge of $6 million during the June 1998 quarter, representing the unaccrued portion of the judgment plus costs, and an additional charge of $3 million for post-judgment interest and other costs during the March 2002 quarter. In January 2003, we paid the judgment, interest and costs of $7 million. We expect to pay the remaining balance of costs upon further determination by the court. As of March 31, 2004, we believe that we have adequately accrued for both the damages and costs.

In October 1997, a complaint was filed in the United States District Court for the District of Utah on behalf of PowerQuest, against Quarterdeck, which we acquired in March 1999. The complaint alleged that Quarterdeck’s partitioning software, included in Partition-ItTM and Partition-It Extra Strength, violated a patent held by PowerQuest. In January 1998, PowerQuest obtained a second patent relating to partitioning and amended its complaint to allege infringement of that patent as well. PowerQuest added us as a defendant and sought an injunction against distribution of the Partition-It and Partition-It Extra Strength products and monetary damages. The case was dismissed following Symantec’s December 2003 acquisition of PowerQuest.

On September 15, 1997, Hilgraeve Corporation filed a lawsuit in the United States District Court, Eastern District of Michigan, against us, alleging that unspecified Symantec products infringed a patent owned by Hilgraeve. The lawsuit requested damages, injunctive relief, costs and attorney fees. In March 2000, the court granted our summary judgment motions and dismissed the case. In September 2001, the Court of Appeals for the Federal Circuit reversed the summary judgment and ordered the case returned to the District Court. On August 6, 2003, Symantec acquired the asserted patent and the parties settled the litigation. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003.

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

We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. We intend to defend all of the aforementioned pending lawsuits vigorously. Although adverse decisions (or settlements) may occur in one or more of the cases, and it is not possible to estimate the possible loss or losses from each of these cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition. We have accrued certain estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts. More information regarding how we account for our legal costs and the risks associated with our estimates can be found in our Summary of Significant Accounting Policies under “Legal Expenses” on page 56 and our Critical Accounting Estimates under “Legal Contingencies” on page 17.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Note 16. Segment Information

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Enterprise Security, Enterprise Administration, Consumer Products, Services and Other.

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. Our Enterprise Security segment provides security solutions for all tiers of a network: at the gateways between the network and the outside world, at the servers that act as the network’s vital organs, and at end-user devices, including desktop PCs, laptops and handhelds. Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of goodwill (through March 31, 2002) and other intangible assets, and other assets and charges, such as acquired in-process research and development, legal judgments and settlements, and restructuring and site closures which are not charged to the other operating segments.

During fiscal 2003, we realigned certain expenses within our operating segments and reclassified fiscal 2002 information to conform to the fiscal 2003 presentation. In addition, beginning in fiscal 2003, we appropriately presented the amortization of other intangible assets within Depreciation and amortization expense by segment for fiscal 2002.

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

Segment Information

	Consumer	Enterprise	Enterprise			Total
(In thousands)	Products	Security	Administration	Services	Other	Company
Fiscal 2004
Revenue from external customers	$871,980	$736,531	$219,604	$41,682	$332	$1,870,129
Operating income (loss)	530,473	134,627	143,634	(11,122)	(284,027)	513,585
Depreciation & amortization expense	3,684	14,452	653	5,566	92,871	117,226
Fiscal 2003
Revenue from external customers	570,266	593,552	215,017	26,377	1,734	1,406,946
Operating income (loss)	293,695	119,226	160,077	(26,099)	(205,387)	341,512
Depreciation & amortization expense	3,414	12,206	373	3,103	80,903	99,999
Fiscal 2002
Revenue from external customers	376,137	454,925	222,543	10,905	6,928	1,071,438
Operating income (loss)	155,370	108,267	155,495	(24,042)	(387,049)	8,041
Depreciation & amortization expense	2,741	10,789	439	631	258,267	272,867

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

Geographical Information

The following table represents revenue amounts reported for products shipped to customers in the corresponding regions.

		Year Ended March 31,
(In thousands)	2004	2003	2002
Net revenues from external customers:
United States	$896,452	$714,111	$566,837
Other foreign countries (*)	973,677	692,835	504,601

	$1,870,129	$1,406,946	$1,071,438

	March 31,
(In thousands)	2004	2003
Long-lived assets (excluding deferred income taxes):
United States	$1,500,192	$1,186,071
Other foreign countries (*)	114,172	83,527

	$1,614,364	$1,269,598

(*) No individual country represented more than 10% of the respective totals.

Significant Customers

In fiscal 2004, three customers accounted for more than 10% of our total net revenues. In fiscal 2003 and 2002, two customers accounted for more than 10% of our total net revenues.

Note 17. Fiscal 2004 Reclassifications of Previously Reported Financial Information

As of March 31, 2004, we reclassified certain previously reported amounts to conform to the current presentation format with no impact on net income (loss).

Advertising Costs

We have revised our disclosure of advertising costs for fiscal 2003 and 2002 reported in Note 2 to include all costs defined by Statement of Position 93-7, Reporting on Advertising Costs. Advertising costs are included in Sales and marketing expense in the Consolidated Statements of Operations. Our revision was for disclosure purposes only, with no impact to total Sales and marketing expense for fiscal 2003 and 2002.

Consolidated Balance Sheet

As of March 31, 2004, the long-term portion of deferred revenue grew to $92 million and was presented separately as a long-term liability on the Consolidated Balance Sheet. The Consolidated Balance Sheet as of March 31, 2003 has been reclassified to conform to the current presentation format.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

A summary of reclassifications on the Consolidated Balance Sheet as of March 31, 2003 is as follows:

		March 31, 2003
	As Originally	As Reclassified in this
(In thousands)	Reported	fiscal 2004 Form 10-K
Current deferred revenue	$589,629	$530,378
Total current liabilities	894,624	835,373
Long-term deferred revenue	—	59,251

Consolidated Statement of Cash Flows

We have reclassified certain amounts in the Consolidated Statement of Cash Flows for the year ended March 31, 2003 to conform to current presentation. Expenses resulting from business acquisitions have been reclassified from Other accrued expenses within Operating Activities, to Payments for business acquisitions, net of cash acquired within Investing Activities. In addition, we reclassified certain amounts from Amortization of discounts and premiums on investments, net within Operating Activities to Purchases of marketable securities within Investing Activities. Amounts prior to fiscal 2003 are considered immaterial for reclassification.

A summary of reclassifications in the Statement of Cash Flows for the year ended March 31, 2003 is as follows:

	Year Ended March 31, 2003
	As Originally	As Reclassified in
(In thousands)	Reported	2004 Form 10-K
Net cash provided by operating activities	$583,905	$599,238
Net cash used in investing activities	(756,640)	(771,973)

Note 18. Fiscal 2003 Reclassifications of Previously Reported Financial Information

As of March 31, 2003, we reclassified certain previously reported amounts to conform to the current presentation format with no impact on net income (loss).

In accordance with SFAS No. 142, we recharacterized acquired workforce-in-place and the related deferred tax liability as goodwill. For comparative purposes, we reclassified the related balances as of March 31, 2002 in Note 4 and Note 16 (Geographical Information).

Subsequent to March 31, 2002, we revised our methodology for allocating certain costs, including the allocation of technical support costs between sales and marketing expenses and cost of revenues and the allocation of certain general and administrative expenses between cost of revenues and operating expenses. As a result, we have reclassified the related balances for the year ended March 31, 2002 in the Consolidated Statements of Operations and in Note 2 and Note 16 (Segment Information).

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements, continued

A summary of reclassifications in the Consolidated Statements of Operations for the year ended March 31, 2002 was as follows:

Consolidated Statements of Operations

	Year Ended March 31, 2002
	As Originally	As Reclassified in this
(In thousands)	Reported	fiscal 2004 Form 10-K
Cost of revenues	$194,610	$195,903
Gross profit	876,828	875,535
Sales and marketing	428,495	425,951
General and administrative	53,880	55,131
Total operating expenses	868,787	867,494

Note 19. Subsequent Events

In May 2004, we repurchased 1.3 million shares at prices ranging from $44.89 to $49.20 per share, for an aggregate amount of $60 million.

On May 19, 2004, we entered into an agreement to acquire Brightmail, Inc., a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises, for an estimated $370 million in cash. The acquisition is expected to close in July 2004, subject to the satisfaction of closing conditions. We expect to integrate this technology into our Enterprise Security segment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 14, 2004	SYMANTEC CORPORATION
(Registrant)

	By	/s/ John W. Thompson

(John W. Thompson,
Chairman and Chief
Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
Chief Executive Officer:
/s/ John W. Thompson	Chairman, Chief Executive Officer and Director	June 14, 2004
(John W. Thompson.)

Chief Financial Officer and Chief Accounting Officer:

/s/ Gregory Myers	Chief Financial Officer and Senior Vice President of Finance	June 14, 2004
(Gregory Myers)

Additional Directors:

/s/ Tania Amochaev	Director	June 14, 2004
(Tania Amochaev)

/s/ William T. Coleman III	Director	June 14, 2004
(William T. Coleman III)

/s/ Franciscus Lion	Director	June 14, 2004
(Franciscus Lion)

/s/ David L. Mahoney	Director	June 14, 2004
(David L. Mahoney)

/s/ Robert S. Miller	Director	June 14, 2004
(Robert S. Miller)

/s/ George Reyes	Director	June 14, 2004
(George Reyes)

/s/ Daniel H. Schulman	Director	June 14, 2004
(Daniel H. Schulman)

Schedule II

SYMANTEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
	of Period	Expenses	Write-offs	of Period
Allowance for doubtful accounts:
Year ended March 31, 2002	$8,339	$2,349	$(607)	$10,081
Year ended March 31, 2003	10,081	456	(784)	9,753
Year ended March 31, 2004	9,753	61	(4,140)	5,674

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
2.01	Agreement and Plan of Merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest, Inc. and John Fife, as representative.**	10-Q		10.01	02/13/04

2.02	Agreement and Plan of Merger, dated as of October 27, 2003, by and among Symantec Corporation, Outlaw Acquisition Corporation and OnTechnology Corporation.**	10-Q		10.02	02/13/04

2.03	Agreement and Plan of Merger dated as of May 19, 2004 among Symantec Corporation, Brazil Acquisition Corp., Brightmail Incorporated and John C. Colligan, as					X

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
	Representative.**

3.01	Symantec Corporation Restated Certificate of Incorporation.					X

3.02	Symantec Corporation Bylaws, as amended and restated effective August 11, 1998.	8-K		3.1	08/19/98

4.01	Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders.	S-4	33-35385	4.02	06/13/90

4.02	Amendment No. One to Registration Rights Agreement.	10-K		4.02	06/16/03

4.03	Amendment No. Two to Registration Rights Agreement.	10-K		4.03	06/16/03

4.04	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares.	8-A		4.1	08/19/98

4.05	Form of Note for Symantec Corporation 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.08	01/22/02

4.06	Indenture between Symantec Corporation, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.09	01/22/02

4.07	Registration Rights Agreement between Symantec Corporation and Credit Suisse First Boston Corporation dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.10	01/22/02

10.01	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1.	S-1	33-28655	10.17	05/19/89 06/21/89

10.02 *	Symantec Corporation 1994 Patent Incentive Plan.	S-8	33-60141	4.01	06/09/95

10.03 *	Symantec Corporation 1996 Equity Incentive Plan, as amended and Form of Stock Option Agreement.					X

10.04 *	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996.	10-K		10.11	06/24/97

10.5 *	Symantec Corporation 1998 Employee Stock Purchase Plan.	S-8	333-52200	99.2	12/19/00

10.6 *	Symantec Corporation Acquisition Plan, dated July 15, 1999.	S-8	333-31526	4.03	03/02/00

10.7 *	Symantec Corporation 2000 Directors Equity Incentive Plan.	S-8	333-47648	99.1	10/10/00

10.8 *	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.	S-8	333-56874	99.1	03/12/01

10.9 *	2002 Executive Officers’ Stock Purchase Plan.	10-Q		10.02	11/12/02

10.11	Supplemental Option Vesting and Severance	10-K		10.63	07/01/99

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
*	Arrangement terms and conditions between Symantec Corporation and Greg Myers.

10.12 *	Employment Agreement between Symantec Corporation and John W. Thompson.	10-K		10.67	07/01/99

10.13 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999.	S-8	333-31540	4.03	03/03/00

10.14 *	Symantec Corporation Stock Option Grant to John W. Thompson, dated January 1, 2000.	S-8	333-102096	99.3	12/20/02

10.15 *	Employment offer by and between Symantec Corporation and Gail Hamilton.	10-Q		10.03	08/11/00

10.16 *	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.	10-Q		10.02	02/07/02

10.17 *	Symantec Corporation Executive Severance Plan.	10-K		10.93	06/22/01

10.18 *	Symantec Senior Executive Incentive Plan.					X

10.19 *	FY04 Executive Annual Incentive Plan – Management Committee Members, President and Chief Operating Officer	10-K		10.27	06/16/03

10.20 *	FY04 Executive Annual Incentive Plan – Vice President Plan (Non-Management Committee Members).	10-K		10.28	06/16/03

10.21 *	FY05 Executive Annual Incentive Plan – Vice Presidents					X

10.22 *	FY05 Executive Annual Incentive Plan – Vice Presidents, Sales					X

10.23 *	FY05 Executive Annual Incentive Plan – Vice President, Business Unit Leaders.					X

10.24 *	FY05 Executive Annual Incentive Plan – Senior Vice Presidents, non Business Unit.					X

10.25 *	FY05 Executive Annual Incentive Plan –President and Chief Operating Officer					X

10.26 *	FY05 Executive Annual Incentive Plan – Chairman and Chief Salesman.					X

10.27	Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California.	10-K		23.02	06/16/03

10.28	Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California.	10-Q		10.01	11/15/99

10.29	Amended Agreement Respecting Certain Rights of Publicity.	S-4	33-35385	10.04	06/13/90

10.30	Assignment of Copyright and Other Intellectual Property Rights.	S-4	33-35385	10.37	06/13/90

12.01	Statement Regarding Computation of Ratios					X

21.01	Subsidiaries of Symantec Corporation.					X

23.01	Consent of Independent Registered Public Accounting Firm					X

23.02	Consent of Independent Registered Public Accounting Firm					X

*	Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
Firm

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X