Form 10-Q
period 2004-07-02
SYMANTEC CORP
filed 2004-08-10
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2004.

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

     Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 30, 2004: 315,150,468 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
(In thousands, except par value)	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$504,772	$839,162
Short-term investments	1,833,956	1,571,169
Trade accounts receivable, net	250,202	259,152
Inventories	14,747	15,134
Current deferred income taxes	109,962	98,438
Other current assets	68,915	59,079

Total current assets	2,782,554	2,842,134

Property and equipment, net	379,279	378,367
Acquired product rights, net	138,747	120,938
Goodwill	1,352,271	1,080,759
Other long-term assets	30,588	34,300

	$4,683,439	$4,456,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,746	$71,654
Accrued compensation and benefits	86,280	116,770
Current deferred revenue	967,157	878,716
Other accrued expenses	84,205	92,595
Income taxes payable	143,406	127,305

Total current liabilities	1,354,794	1,287,040
Convertible subordinated notes	599,976	599,987
Long-term deferred revenue	97,741	92,481
Long-term deferred tax liabilities	55,053	44,750
Other long-term obligations	5,698	6,032
Commitments and contingencies
Stockholders’ equity
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 900,000; issued and outstanding: 313,681 and 311,854, respectively)	3,136	3,119
Capital in excess of par value	1,645,131	1,573,466
Accumulated other comprehensive income	134,625	125,484
Deferred stock-based compensation	(8,303)	—
Retained earnings	795,588	724,139

Total stockholders’ equity	2,570,177	2,426,208

	$4,683,439	$4,456,498

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,
(In thousands, except net income per share)	2004	2003
Net revenues	$556,634	$391,124
Cost of revenues	100,261	67,578

Gross profit	456,373	323,546
Operating expenses:
Research and development	72,884	60,605
Sales and marketing	187,932	141,837
General and administrative	24,285	26,372
Amortization of other intangibles from acquisitions	892	791
Acquired in-process research and development	2,262	—
Restructuring, site closures and other	860	568
Patent settlement	—	13,917

Total operating expenses	289,115	244,090
Operating income	167,258	79,456
Interest income	9,318	10,097
Interest expense	(5,291)	(5,291)
Income, net of expense, from sale of technologies and product lines	—	2,168
Other income (expense), net	1,120	(711)

Income before income taxes	172,405	85,719
Provision for income taxes	55,128	26,938

Net income	$117,277	$58,781

Net income per share – basic	$0.38	$0.20
Net income per share – diluted	$0.33	$0.18
Shares used to compute net income per share – basic	312,260	299,488
Shares used to compute net income per share – diluted	367,926	349,976

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2004	2003
OPERATING ACTIVITIES
Net income	$117,277	$58,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,915	17,185
Amortization of debt issuance costs	791	792
Amortization of discounts and premiums on investments, net	(5,327)	(1,608)
Amortization and write-off of acquired product rights	11,583	9,141
Amortization of other intangibles from acquisitions	892	791
Impairment of equity investments	—	2,280
Write-off of property and equipment	288	427
Write-off of acquired in-process research and development	2,262	—
Deferred income taxes	(554)	171
Income tax benefit from stock options	21,119	15,000
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	18,634	24,477
Inventories	434	2,262
Other current assets	(5,673)	(6,479)
Other long-term assets	477	(2,285)
Accounts payable	1,190	(3,515)
Accrued compensation and benefits	(32,546)	(25,070)
Deferred revenue	75,256	10,553
Other accrued expenses	(11,159)	3,847
Income taxes payable	15,060	2,564
Other long-term obligations	(333)	(86)

Net cash provided by operating activities	229,586	109,228
INVESTING ACTIVITIES:
Capital expenditures	(18,913)	(22,756)
Purchased intangibles	—	(12,672)
Payments for business acquisitions, net of cash acquired	(296,068)	(60)
Purchase of equity investments	(1,100)	(2,579)
Purchase of short-term investments	(861,983)	(2,791,271)
Proceeds from sales of short-term investments	629,340	2,822,670

Net cash used in investing activities	(548,724)	(6,668)
FINANCING ACTIVITIES:
Repurchases of common stock	(59,986)	—
Net proceeds from sale of common stock	42,132	54,221

Net cash provided by (used in) financing activities	(17,854)	54,221
Effect of exchange rate fluctuations on cash and cash equivalents	2,602	16,476
Increase (decrease) in cash and cash equivalents	(334,390)	173,257
Beginning cash and cash equivalents	839,162	294,606

Ending cash and cash equivalents	$504,772	$467,863

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of June 30, 2004 and for the three months ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments, consisting of only normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods, except as discussed in Note 12. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation format.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2004, March 31, 2004 and June 30, 2003 reflect amounts as of and for the periods ended July 2, 2004, April 2, 2004 and July 4, 2003. The three months ended June 30, 2004 and 2003 comprised 13 weeks and 14 weeks of activity, respectively.

All Symantec share and per share amounts in this Form 10-Q retroactively reflect the two-for-one stock split effected as a stock dividend, which occurred on November 19, 2003.

Significant Accounting Policies

We believe there have been no significant changes in our significant accounting policies during the three months ended June 30, 2004 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2004.

Stock-Based Compensation

We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.

Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called options, granted subsequent to March 31, 1995 under the fair value method of that statement. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three months ended June 30, 2004 and 2003:

6.

	Three Months Ended June 30,
(In thousands, except per share data)	2004	2003
Net income, as reported	$117,277	$58,781
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	—	37
Less: Stock-based employee compensation expense excluded in reported net income, net of tax	(27,247)	(23,342)

Pro forma net income	$90,030	$35,476

Basic net income per share:
As reported	$0.38	$0.20
Pro forma	$0.29	$0.12
Diluted net income per share:
As reported	$0.33	$0.18
Pro forma	$0.26	$0.11

Note 2. Balance Sheet Information

	June 30,	March 31,
(In thousands)	2004	2004
Trade accounts receivable, net:
Trade accounts receivable	$256,321	$264,826
Less: allowance for doubtful accounts	(6,119)	(5,674)

	$250,202	$259,152

Property and equipment, net:
Computer, hardware and software	$392,655	$378,866
Office furniture and equipment	75,645	74,120
Buildings	148,874	148,782
Land	50,943	50,688
Leasehold improvements	81,719	77,040

Less: accumulated depreciation and amortization	(370,557)	(351,129)

	$379,279	$378,367

Note 3. Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended June 30,
(In thousands)	2004	2003
Net income	$117,277	$58,781
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	65	362
Change in cumulative translation adjustment	9,076	58,890

Total other comprehensive income	9,141	59,252

Comprehensive income	$126,418	$118,033

7.

Other comprehensive income as of June 30, 2004 and 2003 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on short-term investments, net of taxes is insignificant for both periods presented.

Note 4. Business Acquisitions

Brightmail, Incorporated

In May 2004, we entered into an agreement and plan of merger (the “Merger Agreement”) with Brightmail, a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises. On June 21, 2004 (the “Acquisition Date”), we completed our acquisition of Brightmail and the results of operations have been included in our results of operations within the Enterprise Security segment since the Acquisition Date. The financial results of Brightmail are considered insignificant for pro forma financial disclosure.

The purchase was completed through a step-acquisition, where prior to the acquisition we owned a 13% equity investment in Brightmail purchased in fiscal 2001. Through the Merger Agreement, we purchased the remaining 87% of Brightmail. The Merger Agreement had a negotiated value of $370 million, which was allocated to the Brightmail security holders as follows: (1) Brightmail shareholders (including Symantec) received a pro rata amount of cash, (2) holders of vested Brightmail stock options received a pro rata amount of cash less their exercise price, and (3) holders of unvested Brightmail stock options received Symantec unvested stock options. Our purchase price is less than the $370 million negotiated value per the Merger Agreement due to the step-acquisition structure and the accounting for the assumed unvested stock options. Details of our purchase price calculation are provided below.

Brightmail Stock

The net book value of our original 13% equity ownership was $5 million as of the Acquisition Date. We paid $261 million in cash to purchase the remaining 87% of Brightmail stock not owned by us. The total amount of $266 million represents the purchase price consideration for 100% of the Brightmail stock.

Vested Brightmail Stock Options

We paid $49 million to holders of vested options to purchase Brightmail stock, representing the intrinsic value of those options as defined by the Merger Agreement.

Unvested Brightmail Stock Options

We assumed unvested Brightmail stock options in exchange for 627,114 unvested options to purchase Symantec common stock. The fair value of the assumed stock options was $22 million using the Black-Scholes valuation model with the following assumptions: weighted average volatility rate of 61%; weighted average interest rate of 3.3%; and weighted average life of 3.5 years. The intrinsic value of the unvested options was valued at $8 million and represents Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet as of June 30, 2004. The deferred stock-based compensation will be amortized to operating expense over the remaining service period of one to four years. The difference between the fair value and the intrinsic value of $14 million is included in the purchase price consideration.

Acquisition Costs

We incurred $2 million for acquisition-related expenses resulting from financial advisory, legal and accounting services and severance costs.

8.

Preliminary Purchase Price Allocation

Allocation of the purchase price is as follows (in thousands):

Net tangible assets acquired	$23,999
Acquired product rights	29,319
Other intangibles	3,567
Acquired IPR&D	2,262
Goodwill	271,512
Deferred tax asset, net	733

Total purchase price	$331,392

The purchase price is subject to adjustment due to a six-month true-up provision in the Merger Agreement. Should some of the stock options assumed by us be forfeited in the six months subsequent to the Acquisition Date due to employee terminations, we may be required to pay additional cash consideration equal to the value of those options, as defined by the Merger Agreement, to the former Brightmail security holders who received cash in the merger on a pro rata basis. Any adjustment to the purchase price would be recorded to goodwill.

Acquired Product Rights

The amounts allocated to acquired product rights are being amortized to cost of revenues over their useful lives of two to five years.

Other Intangibles

The amounts allocated to other intangibles include customer base and trade names and are being amortized to operating expenses over their useful lives of one to two years.

Acquired IPR&D

We wrote off the acquired in-process research and development of $2 million because the acquired technologies had not reached technological feasibility and had no alternative uses. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Turntide, Incorporated

On July 7, 2004, we purchased Turntide, Inc., a developer of anti-spam routers, for $28 million in cash. We expect to integrate the Turntide technology into our Enterprise Security segment.

9.

Note 5. Acquired Product Rights, Other Intangible Assets and Goodwill

Acquired Product Rights

	June 30, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Acquired product rights:
Developed technology	$223,701	$(137,967)	$85,734
Patents	51,976	(5,798)	46,178
Backlog	9,460	(2,625)	6,835

	$285,137	$(146,390)	$138,747

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Acquired product rights:
Developed technology	$202,995	$(128,196)	$74,799
Patents	48,583	(4,252)	44,331
Backlog	4,240	(2,432)	1,808

	$255,818	$(134,880)	$120,938

During the three months ended June 30, 2004 and 2003, amortization expense for acquired product rights was $11 million and $9 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Annual amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of June 30, 2004:

2005	$46 million
2006	$34 million
2007	$25 million
2008	$17 million
2009	$13 million

Other Intangible Assets

Other intangible assets are included in Other long-term assets on the Condensed Consolidated Balance Sheets.

	June 30, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Other intangible assets:
Customer base	$14,455	$(4,641)	$9,814
Trade name	7,432	(5,694)	1,738
Marketing related assets	2,100	(1,006)	1,094

	$23,987	$(11,341)	$12,646

10.

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Other intangible assets:
Customer base	$11,410	$(4,229)	$7,181
Trade name	6,910	(5,345)	1,565
Marketing related assets	2,100	(875)	1,225

	$20,420	$(10,449)	$9,971

During the three months ended June 30, 2004 and 2003, amortization expense for other intangible assets was $1 million in both periods. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income. Annual amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives, is estimated to be the following as of June 30, 2004:

2005	$4 million
2006	$3 million
2007	$2 million
2008	$2 million
2009	$2 million

Goodwill

Goodwill by segment is as follows:

	Enterprise	Enterprise		Consumer	Total
(In thousands)	Security	Administration	Services	Products	Company
Balance at March 31, 2004	$738,018	$214,315	$119,094	$9,332	$1,080,759
Goodwill acquired through Brightmail acquisition	271,512	—	—	—	271,512
Balance at June 30, 2004	$1,009,530	$214,315	$119,094	$9,332	$1,352,271

Goodwill is tested for impairment on an annual basis. We completed our annual goodwill impairment test required by Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, during the March 2004 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist.

Note 6. Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. During the three months ended June 30, 2004 and 2003, an insignificant principal amount of our notes were converted into shares of our common stock. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes are being amortized on a straight-line basis through November 1, 2006. We have reserved 35.1 million shares of common stock for issuance upon conversion of the notes.

11.

On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes. We expect that announcement of the redemption will result in conversion of the outstanding convertible subordinated notes during our December 2004 quarter.

Note 7. Net Income Per Share

	Three Months Ended June 30,
(In thousands, except per share data)	2004	2003
Basic Net Income Per Share
Net Income	$117,277	$58,781

Weighted average common shares outstanding during the period	312,260	299,488

Basic net income per share	$0.38	$0.20

Diluted Net Income Per Share
Net Income	$117,277	$58,781
Interest on convertible subordinated notes, net of tax	3,598	3,598

Net income, as adjusted	120,875	62,379

Weighted average common shares outstanding during the period	312,260	299,488
Shares issuable from assumed exercise of options	20,518	15,338
Shares issuable from assumed conversion of convertible subordinated notes	35,148	35,150

Total shares for purposes of calculating diluted net income per share	367,926	349,976

Diluted net income per share	$0.33	$0.18

For the three months ended June 30, 2004 and 2003, 0.3 million and 1.2 million shares, respectively, issuable from the assumed exercise of options were excluded from the computation of diluted net income per share as their effect would be anti-dilutive.

Note 8. Share Repurchases

Our Board of Directors has previously authorized repurchases of Symantec common stock. During the three months ended June 30, 2004, we repurchased 1.3 million shares at prices ranging from $44.92 to $49.23 per share, for an aggregate amount of $60 million, related to our repurchase plan under Rule 10b5-1. As of June 30, 2004, $307 million remained authorized for future repurchases, of which $120 million is expected to be utilized through the 10b5-1 plan through December 2004.

Note 9. Restructuring, Site Closures and Other

During the three months ended June 30, 2004, we recorded $1 million of costs for severance, associated benefits and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of engineering and development functions. As of June 30, 2004, substantially all of the costs were paid.

Accruals for restructuring reserves relating to the fiscal 2004 and fiscal 2003 restructuring plans have been substantially paid out as of June 30, 2004.

12.

We still have a restructuring reserve accrual related to our fiscal 2002 restructuring plan associated with excess facilities in Europe. During the three months ended June 30, 2004, we paid an insignificant amount, leaving a reserve balance of $2 million as of June 30, 2004. We expect that the remaining reserve balance will be paid by the end of fiscal 2006.

Note 10. Litigation

On November 17, 2003, Health & Sport LLC filed a lawsuit on behalf of itself and purportedly on behalf of the general public and a class including purchasers of Norton AntiVirus 2004 and/or Norton Internet Security 2004 in the California Superior Court, San Francisco County. This case was subsequently moved to Santa Clara County. The complaint alleges violations of California Business and Professions Code 17200 and 17500 and breach of express and implied warranties in connection with the specified products. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorneys’ fees. We intend to defend the action vigorously.

On October 20, 2003, Marilyn Johnston filed a lawsuit on behalf of herself and purportedly on behalf of the general public and an undefined class in the California Superior Court, San Diego County. The complaint alleges violations of California Civil Code section 1787.8 and Business and Professions Code 17200 arising from the collection of telephone number information in connection with online credit card transactions. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorneys fees. In July 2004, the matter was resolved with no material payment by us and the litigation was dismissed.

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

On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah, alleging that unspecified Symantec products including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and in February 2003, the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case. In April 2004, we filed a lawsuit against Altiris in the United States District Court, Eastern District of Texas, alleging that several Altiris products infringe three patents owned by Symantec, and Altiris filed counterclaims based on additional patents. We intend to defend the actions vigorously.

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

13.

Note 11. Segment Information

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other.

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. Our Enterprise Security segment provides security solutions for all tiers of a network: at the gateways between the network and the outside world, at the server tier behind the gateway and at the client tier, including desktop PCs, laptops and handhelds. Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of other intangible assets, and other assets and charges, such as acquired in-process research and development, patent settlements, and restructuring and site closures which are not charged to the other operating segments.

There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses and miscellaneous other income and expenses. The majority of our assets and liabilities are not discretely allocated or reviewed by segment. The depreciation and amortization of our property and equipment are allocated based on headcount, unless specifically identified by segment.

Segment Information

	Consumer	Enterprise	Enterprise			Total
(In thousands)	Products	Security	Administration	Services	Other	Company
Three months ended June 30, 2004
Net revenues	$278,303	$204,905	$62,560	$10,866	$—	$556,634
Operating income (loss)	175,900	45,040	26,950	(4,707)	(75,925)	167,258
Depreciation & amortization expense	895	3,965	430	901	21,663	27,854
Three months ended June 30, 2003
Net revenues	$166,966	$165,097	$49,448	$9,547	$66	$391,124
Operating income (loss)	96,520	28,855	36,611	(1,427)	(81,103)	79,456
Depreciation & amortization expense	828	3,120	81	1,264	21,008	26,301

Note 12. Cumulative Adjustment to Net Revenues and Deferred Revenue

In August 2004, during a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices for foreign currency sales, which serves as the basis for our deferral. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any relevant prior period. To correct this error, we have booked the cumulative $20 million as a reduction in Net revenues in the Condensed Consolidated Statement of Income for the three months ended June 30, 2004 and a corresponding $20 million increase in Current deferred revenue on the Condensed Consolidated Balance Sheet as of June 30, 2004.

14.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements and Factors That May Affect Future Results

The discussion following below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 24. We encourage you to read that section carefully.

Critical Accounting Estimates

We believe there have been no significant changes in our critical accounting estimates during the three months ended June 30, 2004 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2004.

Overview

We are the global leader in information security providing a broad range of software, appliances and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their IT infrastructure. Our Norton brand of products is the worldwide leader in consumer security and problem-solving solutions. We operate our business within five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other.

15.

Our net income was $117 million, or $0.33 per diluted share, for the three months ended June 2004, as compared to $59 million, or $0.18 per diluted share, for the three months ended June 2003. The increased profitability was primarily due to top-line revenue growth, offset in part by an increase in operating expenses largely attributable to an increase in employee headcount. As of June 30, 2004, employee headcount had increased by approximately 23% from the June 2003 quarter end. Of this increase, approximately 51% was due to the growth of the company and approximately 49% was due to business acquisitions.

During the three months ended June 2004, we saw global revenue growth across all of our operating segments as compared to the three months ended June 2003. The overall growth can be attributed to several factors, including numerous security threat outbreaks during the past twelve months, marketing promotions focused on migrating customers to a more comprehensive solution, and sales of products formerly associated with PowerQuest and ON Technology, which were acquired in the second half of fiscal 2004. In addition, we were favorably impacted by the strength in major foreign currencies, most notably the Euro and we continued to experience growth in sales through our electronic distribution channel. Conversely, we continued to experience a decline in sales of our pcAnywhere product as a result of increased competition.

During the three months ended June 30, 2004, we recorded an entry to decrease our net revenues and increase our current deferred revenue by $20 million, representing a cumulative adjustment for an error impacting periods prior to the June 2004 quarter. The effect of the error was not material to any relevant prior period. For additional information, refer to Part I, Item 4. Controls and Procedures of this Form 10-Q.

Deferred revenue increased from $971 million at March 31, 2004 to $1,065 million at June 30, 2004, including $20 million related to the adjustment noted above. The continued increase in deferred revenue enhances our visibility to future revenue streams. Approximately 35% of our deferred revenue balance as of March 31, 2004 contributed to our net revenues during the June 2004 quarter and we anticipate that approximately 37% of our deferred revenue balance as of June 30, 2004 will contribute to our net revenues during the September 2004 quarter.

During fiscal year 2005, we plan to move forward in our key growth markets, using the power of our technology platforms to meet the needs of customers and effectively leverage a network of partners. By responding to our customers’ and partners’ requirements with a broad portfolio of technologies for securing and managing the complexity of today’s IT environments, we help customers reduce the cost of dealing with an increasingly complex infrastructure and help ensure the integrity of their most precious asset – information.

As threats continue to evolve from traditional viruses, worms and vulnerabilities to lesser known threats such as phishing (attacks that use spoofed emails designed to record keystrokes and fraudulent websites designed to fool recipients into divulging personal financial data), email fraud and identity theft, users realize they need to take additional steps to safeguard their computers and their personal information.

We believe we are well positioned to protect consumers as well as enterprises from these types of threats given the broad range of threat protection capabilities we have to deploy at multiple tiers of the network.

Results of Operations

Total Net Revenues

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Net revenues	$556,634	$391,124	$165,510	42%

Net revenues increased in the three-month period ended June 30, 2004 as compared to the same period last year due primarily to an increase of $111 million and $40 million in sales of our consumer and enterprise security products, respectively. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions. We believe that a significant portion of the growth in demand was attributable to the numerous security threat outbreaks that occurred during the past twelve months and may not be sustainable.

Net Revenues from our Consumer Products Segment

16.

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Consumer Products revenues	$278,303	$166,966	$111,337	67%
Percentage of total net revenues	50%	43%

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. We believe that a significant portion of the increase in revenues from our Consumer Products segment was attributable to the numerous security threat outbreaks that occurred in the past 12 months, and these growth rates may not be sustainable. Our sales through original equipment manufacturers and sales through our electronic distribution channel, including our subscription renewal business, also contributed to the increase in sales. These sales were $73 million higher during the three-month period ended June 30, 2004, as compared to the same period last year. Specifically, the increase in our Consumer Products revenue was due primarily to increases of $57 million and $48 million in sales of our Norton AntiVirus and Norton Internet Security products, respectively.

Net Revenues from our Enterprise Security Segment

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Enterprise Security revenues	$204,905	$165,097	$39,808	24%
Percentage of total net revenues	37%	42%

Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop PCs, laptops and handhelds. Revenue from our Enterprise Security segment increased due primarily to a $38 million increase in sales of our virus protection solutions.

Net Revenues from our Enterprise Administration Segment

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Enterprise Administration revenues	$62,560	$49,448	$13,112	27%
Percentage of total net revenues	11%	13%

Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Revenue from our Enterprise Administration segment increased due primarily to $17 million of sales of products formerly associated with PowerQuest and ON Technology, which were acquired in the second half of fiscal 2004. The additional sales were offset, in part, by a $6 million decrease in sales of our pcAnywhere product.

Net Revenues from our Services Segment

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Services revenues	$10,866	$9,547	$1,319	14%
Percentage of total net revenues	2%	2%

Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. The increase in revenue from our services segment was due to increases in both our managed security services and our consulting services.

17.

Net Revenues from our Other Segment

Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three-month periods ended June 30, 2004 and 2003 were insignificant.

Geographic Net Revenues

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Americas (U.S., Canada, Latin America)	$307,945	$215,350	$92,595	43%
Percentage of total net revenues	55%	55%
EMEA (Europe, Middle East, Africa)	$169,822	$125,612	$44,210	35%
Percentage of total net revenues	31%	32%
Japan / Asia Pacific	$78,867	$50,162	$28,705	57%
Percentage of total net revenues	14%	13%

Proportionately, net revenues increased most significantly in the international regions due to increased sales of our antivirus products in our Consumer Products and Enterprise Security segments. We believe this increase in sales is attributable to increased customer awareness related to security threats. Strength in major foreign currencies positively impacted our international revenue growth during the June 2004 quarter by $13 million, as compared to the June 2003 quarter, due primarily to the strength of the Euro. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Gross Profit

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Gross profit	$456,373	$323,546	$132,827	41%
Gross Margin	82%	83%

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

Although our gross margin remained flat, we anticipate that our net revenues from our Services segment may grow and comprise a higher percentage of our total net revenues in future periods, in which case our gross margin would likely decrease, as our services typically have higher cost of revenues than our software products.

18.

Acquired Product Rights

Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Acquired product rights are comprised of developed technologies, patents and revenue-related order backlog and contracts from acquired companies. Amortization of acquired product rights was $11 million and $9 million during the three-month periods ended June 30, 2004 and 2003, respectively. In connection with the acquisition of Brightmail, we acquired $29 million of acquired product rights that will be amortized over their useful lives of two to five years beginning in July 2004. For further discussion on acquired product rights and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Research and Development Expense

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Research and development expense	$72,884	$60,605	$12,279	20%
Percentage of total net revenues	13%	15%

The increase in research and development expenses was due primarily to increases in employee headcount and related compensation and in overhead costs due to the growth of the company, including business acquisitions completed in the second half of fiscal 2004.

Sales and Marketing Expense

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Sales and marketing expense	$187,932	$141,837	$46,095	32%
Percentage of total net revenues	34%	36%

The increase in sales and marketing expenses was due primarily to increases in headcount and related compensation and in overhead costs due to the growth of the company, including business acquisitions completed in the second half of fiscal 2004. In addition, our variable marketing expenses, including outside services, advertising and promotion activities increased in connection with our growth in revenue.

General and Administrative Expense

	Three Months Ended June 30,		Decrease
($ in thousands)	2004	2003	Dollar	Percentage
General and administrative expense	$24,285	$26,372	$(2,087)	(8%)
Percentage of total net revenues	4%	7%

General and administrative expenses decreased primarily as a result of legal costs incurred during the three-month period ended June 30, 2003 related to the Hilgraeve, Inc. v. Symantec Corporation patent litigation that was settled the September 2003 quarter.

Amortization of Other Intangibles from Acquisitions

Other intangibles from acquisitions are comprised of customer base assets and trade names. Amortization of other intangibles from acquisitions was $1 million during each of the three-month periods ended June 30, 2004 and 2003. In connection with the acquisition of Brightmail, we acquired $4 million of other intangibles, which will be amortized over their useful lives of one to two years beginning in July 2004. For further discussion on other intangibles from acquisitions and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

19.

Write-off of Acquired In-process Research and Development

During the three-month period ended June 30, 2004, we wrote-off $2 million of in-process research and development in connection with our acquisition of Brightmail, completed on June 21, 2004, because the acquired technologies had not reached technological feasibility and had no alternative uses. The in-process research and development related to the third generation of Brightmail’s anti-spam product offering. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects. As of the acquisition date, the acquired in-process research and development was estimated to be approximately 50% complete. We expect the remaining costs to bring the planned in-process project to completion to be approximately $3 million.

Restructuring, Site Closures and Other

During the three months ended June 30, 2004, we recorded $1 million of costs for severance, associated benefits and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of certain engineering and development functions. As of June 30, 2004, substantially all of the costs were paid.

Patent Settlement

On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was deemed related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as acquired product rights and is being amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

Non-operating Income and Expense

	Three Months Ended June 30,		Increase (Decrease)
($ in thousands)	2004	2003	Dollar	Percentage
Interest income	$9,318	$10,097	$(779)	8%
Interest expense	(5,291)	$(5,291)	—	*
Income, net of expense, from sale of technologies and product lines	—	$2,168	(2,168)	*
Other income (expense), net	1,120	$(711)	1,831	*

Total non-operating income	$5,147	$6,263	$(1,116)	(18%)
Percentage of total net revenues	1%	2%

*	Percentage not meaningful.

The decrease in interest income was due primarily to lower average interest rates during the June 2004 quarter.

Interest expense during the June 2004 and 2003 quarters was primarily related to the 3% convertible subordinated notes.

Income, net of expense, from sale of technologies and product lines in the June 2003 quarter primarily related to royalty payments received in connection with the licensing of substantially all of the ACT! product line technology to Interact Commerce Corporation. In December 2003, Interact purchased this technology from us.

20.

Other income (expense), net was comprised of individually insignificant amounts during each of the June 2004 and 2003 quarters.

Provision for Income Taxes

	Three Months Ended June 30,		Increase
($ in thousands)	2004	2003	Dollar	Percentage
Provision for income taxes	$55,128	$26,938	$28,190	*
Effective income tax rate	32%	31%

*	Percentage not meaningful.

The effective tax rate for the three months ended June 30, 2004 and 2003 is lower than the U.S. Federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish subsidiary.

Realization of our net deferred tax assets as of June 30, 2004 is dependent primarily upon future United States taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized, based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Business Risk Factors set forth in this Form 10-Q. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.

Liquidity and Capital Resources

	June 30,	June 30,
(In thousands)	2004	2003
Net cash provided by (used in):
Operating activities	$229,586	$109,228
Investing activities	(548,724)	(6,668)
Financing activities	(17,854)	54,221
Effect of exchange rate fluctuations on cash and cash equivalents	2,602	16,476

Increase (decrease) in cash and cash equivalents	$(334,390)	$173,257

Our principal source of liquidity as of June 30, 2004 is our existing cash, cash equivalents and short-term investments of $2.3 billion, as well as cash that we generate over time from our operations. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

21.

Operating Activities

Net cash provided by operating activities during the June 2004 quarter resulted largely from net income of $117 million, plus non-cash depreciation and amortization charges of $28 million. In addition, accounts receivable decreased by $19 million, coupled with an increase in deferred revenue of $75 million. Conversely, we reduced accrued compensation and benefits by $33 million during the June 2004 quarter.

Net cash provided by operating activities during the June 2003 quarter resulted largely from net income of $59 million, plus non-cash depreciation and amortization charges of $26 million. In addition, accounts receivable decreased by $24 million, coupled with an increase in deferred revenue of $10 million. Conversely, we reduced accrued compensation and benefits by $25 million during the June 2003 quarter.

Investing Activities

Net cash used in investing activities during the June 2004 quarter was primarily the result of $296 million of cash payments made in connection with the acquisition of Brightmail and net purchases of short-term investments of $233 million. During the June 2003 quarter, our purchases of capital equipment, intangible assets and equity investments of $38 million was nearly offset by net proceeds received from the sale of short-term investments of $31 million.

Financing Activities

During the June 2004 and 2003 quarters, we received $42 million and $54 million in cash, respectively from the sale of our common stock through employee benefit plans. In addition, during the June 2004 quarter, we repurchased 1.3 million shares of our common stock for $60 million in connection with our repurchase plan under Rule 10b5-1 previously approved by our Board of Directors. As of June 30, 2004, $307 million remained authorized by our Board of Directors for future repurchases, of which we intend to utilize $120 million through December 2004.

Contractual Obligations and Off-Balance Sheet Arrangements

Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600 million of 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. During the three months ended June 30, 2004 and 2003, an insignificant principal amount of our notes were converted into shares of our common stock. We may redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100% thereafter. Interest is paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes are being amortized on a straight-line basis through November 1, 2006. We have reserved 35.1 million shares of common stock for issuance upon conversion of the notes.

On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes. We expect that announcement of the redemption will result in conversion of the outstanding convertible subordinated notes during our December 2004 quarter.

Purchase Obligations

We enter into purchase obligations in the normal course of our business. As of June 30, 2004, we had total purchase obligations of approximately $89 million, compared with $58 million at March 31, 2004, as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

Leases

We lease office space in North America (principally in the United States), Latin America, Asia-Pacific, and EMEA. There were no significant changes in our obligations previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. For further details, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

22.

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

In addition, during the June 2004 quarter and in fiscal 2004, 2003 and 2002, our operating results were materially affected by non-standard charges, including the following:

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

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly our consumer security products. Over the last several quarters, we experienced a higher than expected rate of growth in sales of our consumer security protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer security protection sales have been spurred by a number of factors over this period of time, including increased broadband usage and increased awareness of security threats to consumer systems, including the recently well publicized Gaobot, Stydot, Beagle, Blaster, MyDoom, NetSky and Sasser viruses. The impact of these factors may diminish over time, and it is possible that our growth rates in sales of consumer security protection products may decline.

We have grown, and may continue to grow, through acquisitions that give rise to risks that could adversely affect our future operating results. We completed one acquisition during the June 2004 quarter and four acquisitions each during fiscal 2004 and fiscal 2003 and we will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. We may face difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.

23.

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

Introduction and integration of new products and technologies may adversely affect our financial results. We continue to introduce new products and we have recently introduced newly acquired products and products incorporating newly acquired technology related to the following business acquisitions:

•	On June 21, 2004, we completed the acquisition of Brightmail, Inc., a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises.

•	On February 13, 2004, we completed the acquisition of On Technology Corp., a provider of solutions that enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks.

•	On December 5, 2003, we completed the acquisition of PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users.

•	On October 15, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances.

•	On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide.

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

24.

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

We are exposed to fluctuations in foreign currency exchange rates, which could adversely affect our financial results. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. International sales comprised approximately 50%, 52%, 49% and 47% of our total sales in the June 2004 quarter, fiscal 2004, 2003 and 2002, respectively. Although our operating results have been positively affected by changes in foreign currency rates, our future operating results will continue to be subject to fluctuations in foreign currency rates, and we may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

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

Operating system providers and network equipment and computer hardware manufacturers are becoming substantial competitors in the market for enterprise security and administration solutions, which could adversely affect our financial results. Large operating system providers and network equipment and computer hardware manufacturers with significantly greater financial, marketing or technological resources than we have may leverage their strengths at the computing platform, security layer and network tier levels to compete more aggressively in the market for enterprise security and administration solutions. Our failure to adapt effectively to the continued development, acquisition, or licensing of security solutions technology or product rights by one or more of these competitors could negatively impact our competitive position in the market for security solutions.

25.

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

Demand for our products is subject to seasonal trends, which could make our stock price more volatile. Although there is no assurance this trend will continue, our invoicing of consumer products has been seasonal, with higher invoicing generally in our December and March quarters. To the extent seasonality makes it more difficult to predict our revenues and value our business, our stock price may suffer and the volatility of our stock may increase.

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

26.

If we are unable to attract and retain personnel in a competitive marketplace, the growth and success of our business could be adversely affected. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing, financial and technical personnel. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options. Increases in shares available for issuance under our stock option plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, the FASB proposed a new standard that would require companies to include compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

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

27.

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

28.

Our inability to timely distribute our products and services over the Internet, including security patches and updated virus definitions via our LiveUpdate feature, could adversely affect our business. Our ability to maintain and increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. As we incorporate the LiveUpdate technology into more of our products, we are increasingly reliant on the Internet as a means to distribute our security patches and updated virus definitions to our customers. Accordingly, if we, or our customers, are unable to utilize the Internet due to a failure of technology, infrastructure or other reasons, our ability to provide services may suffer, which could lead to a decrease in revenues. In addition, the infrastructure required to support the increase in on-line sales may be insufficient if our on-line sales increase at a rate significantly greater than anticipated.

Terrorist activity could target the Internet, computer systems and networks, and security providers, which could adversely affect our ability to generate revenue. Any significant interruption of the Internet, computer systems and/or networks could adversely impact our ability to rapidly and efficiently provide antivirus and other product updates to our customers.

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

29.

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

We hold minority interests in non-public companies and if these companies face financial difficulties in their operations, our investments could be impaired and could adversely affect our financial results. We continue to hold minority interests in privately held companies. These investments are inherently risky because these companies are still in the development stage and depend on third parties for financing to support their ongoing operations. In addition, the markets for their technologies or products are typically in the early stages and may never develop. If these companies do not have adequate cash funding to support their operations, or if they encounter difficulties developing their technologies or products, our investments in these companies may be impaired and could adversely affect our financial results.

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

30.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, with the exception of the item described below.

In August 2004, during a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices for foreign currency sales, which serves as the basis for our deferral. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any relevant prior period. To correct this error, we have booked the cumulative $20 million as a reduction in Net revenues in the Condensed Consolidated Statement of Income for the three months ended June 30, 2004 and a corresponding $20 million increase in Current deferred revenue on the Condensed Consolidated Balance Sheet as of June 30, 2004.

(b)	Changes in Internal Control Over Financial Reporting. Except as described in the preceding paragraph, there was no change in our internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

31.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Stock repurchases during the three months ended June 30, 2004 were as follows:

			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price	Purchased Under Publicly	that May Yet Be
	Shares Purchased	Paid Per Share	Announced Plans or Programs	Purchased Under the Plan
April 3, 2004 to April 30, 2004	—	—	—	$367 million
May 1, 2004 to May 28, 2004	1,274,500	$47.07	1,274,500	$307 million
May 29, 2004 to July 2, 2004	—	—	—	$307 million

On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, the Board of Directors increased the dollar amount of the Company’s authorized stock repurchase program from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. In connection with the additional $240 million authorization, we adopted a repurchase plan under Rule 10b5-1.

During the three months ended June 30, 2004, we repurchased 1.3 million shares at prices ranging from $44.92 to $49.23 per share, for an aggregate amount of $60 million, related to our repurchase plan under Rule 10b5-1. As of June 30, 2004, $307 million remained authorized for future repurchases, of which $120 million is expected to be utilized through the 10b5-1 plan through December 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed as part of this Form 10-Q:

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date Filed or Furnished	Item Nos.	Description
April 28, 2004	Item Nos. 7 and 12	Announcement of results of operations for our fiscal fourth quarter and year ended March 31, 2004. *

*	This Form 8-K was furnished and is not deemed filed or incorporated by reference into any filing.

32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2004	SYMANTEC CORPORATION (Registrant)
	By:	/s/ John W. Thompson
John W. Thompson
Chairman and Chief Executive Officer

By:	/s/ Gregory Myers
Gregory Myers
Chief Financial Officer and Senior Vice President of Finance

33.

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

34.