Form 10-Q
period 2004-10-01
SYMANTEC CORP
filed 2004-11-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2004.

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

     Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 29, 2004: 317,094,170 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
(In thousands, except par value)	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$588,574	$839,162
Short-term investments	1,956,303	1,571,169
Trade accounts receivable, net	328,166	259,152
Inventories	20,687	15,134
Current deferred income taxes	110,153	98,438
Other current assets	81,339	59,079

Total current assets	3,085,222	2,842,134

Property and equipment, net	373,211	378,367
Acquired product rights, net	127,228	120,938
Goodwill	1,378,204	1,080,759
Other long-term assets	28,396	34,300

	$4,992,261	$4,456,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,222	$71,654
Accrued compensation and benefits	104,033	116,770
Current deferred revenue	1,055,956	878,716
Other accrued expenses	91,488	92,595
Income taxes payable	140,485	127,305

Total current liabilities	1,482,184	1,287,040
Convertible subordinated notes	599,923	599,987
Long-term deferred revenue	97,514	92,481
Long-term deferred tax liabilities	56,757	44,750
Other long-term obligations	5,453	6,032
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 900,000; issued and outstanding: 316,341 and 311,854, respectively)	3,163	3,119
Capital in excess of par value	1,714,850	1,573,466
Accumulated other comprehensive income	150,515	125,484
Deferred stockbased compensation	(6,385)	—
Retained earnings	888,287	724,139

Total stockholders’ equity	2,750,430	2,426,208

	$4,992,261	$4,456,498

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except net income per share)	2004	2003	2004	2003
Net revenues	$618,313	$428,665	$1,174,947	$819,789
Cost of revenues	109,219	74,810	209,480	142,388

Gross profit	509,094	353,855	965,467	677,401
Operating expenses:
Research and development	83,816	59,596	156,700	120,201
Sales and marketing	201,886	155,705	389,818	297,542
General and administrative	27,578	21,174	51,863	47,546
Amortization of other intangibles from acquisitions	1,142	756	2,034	1,547
Amortization of deferred stock-based compensation	639	—	639	—
Acquired in-process research and development	—	1,000	2,262	1,000
Restructuring, site closures and other	1,916	2	2,776	570
Patent settlement	—	—	—	13,917

Total operating expenses	316,977	238,233	606,092	482,323
Operating income	192,117	115,622	359,375	195,078
Interest income	10,858	8,807	20,176	18,904
Interest expense	(5,291)	(5,291)	(10,582)	(10,582)
Income, net of expense, from sale of technologies and product lines	—	2,158	—	4,326
Other income (expense), net	(135)	673	985	(38)

Income before income taxes	197,549	121,969	369,954	207,688
Provision for income taxes	61,926	38,536	117,054	65,474

Net income	$135,623	$83,433	$252,900	$142,214

Net income per share — basic	$0.43	$0.27	$0.81	$0.47
Net income per share — diluted	$0.38	$0.24	$0.71	$0.42
Shares used to compute net income per share — basic	314,865	304,850	313,562	302,170
Shares used to compute net income per share — diluted	368,269	356,830	367,822	353,572

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

4.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2004	2003
OPERATING ACTIVITIES:
Net income	$252,900	$142,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	43,438	36,670
Amortization of debt issuance costs	1,582	1,583
Amortization of discounts and premiums on investments, net	(14,053)	(3,912)
Amortization and write-off of acquired product rights	27,229	19,745
Amortization of other intangibles from acquisitions	2,034	1,547
Impairment of equity investments	284	2,530
Write-off of property and equipment	2,477	625
Amortization of deferred stock-based compensation	639	—
Write-off of acquired in-process research and development	2,262	1,000
Deferred income taxes	(612)	(392)
Income tax benefit from stock options	59,996	35,000
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(56,866)	(68,654)
Inventories	(5,347)	(5,165)
Other current assets	(19,689)	(14,590)
Other long-term assets	1,669	(1,878)
Accounts payable	17,034	8,099
Accrued compensation and benefits	(14,859)	(8,824)
Deferred revenue	156,827	106,574
Other accrued expenses	319	5,742
Income taxes payable	12,591	7,386
Other long-term obligations	(558)	(826)

Net cash provided by operating activities	469,297	264,474
INVESTING ACTIVITIES:
Capital expenditures	(39,040)	(63,621)
Purchased intangibles	—	(61,255)
Payments for business acquisitions, net of cash acquired	(328,602)	(21,721)
Purchase of equity investments	(1,100)	(3,173)
Purchase of short-term investments	(1,046,685)	(3,258,346)
Proceeds from sales of short-term investments	719,349	3,259,129

Net cash used in investing activities	(696,078)	(148,987)
FINANCING ACTIVITIES:
Repurchases of common stock	(119,953)	—
Net proceeds from sales of common stock	91,270	115,923

Net cash provided by (used in) financing activities	(28,683)	115,923
Effect of exchange rate fluctuations on cash and cash equivalents	4,876	20,720
Increase (decrease) in cash and cash equivalents	(250,588)	252,130
Beginning cash and cash equivalents	839,162	294,606

Ending cash and cash equivalents	$588,574	$546,736

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

5.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of September 30, 2004 and for the three and six-month periods ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004. The results of operations for the three and six-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2004, March 31, 2004 and September 30, 2003 reflect amounts as of and for the periods ended October 1, 2004, April 2, 2004 and October 3, 2003, respectively. The three-month period ended September 30, 2004 and 2003 each comprised 13 weeks of activity. The six months ended September 30, 2004 and 2003 comprised 26 weeks and 27 weeks of activity, respectively.

All Symantec share and per share amounts in this Form 10-Q retroactively reflect the two-for-one stock split effected as a stock dividend, which occurred on November 19, 2003.

On October 19, 2004, our Board of Directors approved a two-for-one stock split to be effected as a stock dividend. Stockholders of record at the close of business on November 11, 2004 will be issued one additional share of common stock for each share owned as of that date. The stock split will increase the number of total shares outstanding from approximately 316 million shares to approximately 632 million shares. We anticipate the additional shares resulting from the stock dividend to be issued in book-entry form on or about November 30, 2004. All Symantec share and per share amounts in this Form 10-Q do not give effect to this stock split.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We do not expect the adoption of EITF 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

Significant Accounting Policies

We believe there have been no significant changes in our significant accounting policies during the six months ended September 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

6.

Stock-Based Compensation

We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.

Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called options, granted subsequent to March 31, 1995 under the fair value method of that statement. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three and six-month periods ended September 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$135,623	$83,433	$252,900	$142,214
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	435	—	435	—
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(29,194)	(21,150)	(56,441)	(44,507)

Pro forma net income	$106,864	$62,283	$196,894	$97,707

Basic net income per share
As reported	$0.43	$0.27	$0.81	$0.47
Pro forma	$0.34	$0.20	$0.63	$0.32
Diluted net income per share
As reported	$0.38	$0.24	$0.71	$0.42
Pro forma	$0.30	$0.19	$0.56	$0.31

7.

Note 2. Balance Sheet Information

	September 30,	March 31,
(In thousands)	2004	2004
Trade accounts receivable, net:
Trade accounts receivable	$333,365	$264,826
Less: allowance for doubtful accounts	(5,199)	(5,674)

	$328,166	$259,152

Property and equipment, net:
Computer hardware and software	$400,692	$378,866
Office furniture and equipment	77,672	74,120
Buildings	148,484	148,782
Land	50,951	50,688
Leasehold improvements	87,991	77,040

Less: accumulated depreciation and amortization	(392,579)	(351,129)

	$373,211	$378,367

Note 3. Comprehensive Income

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Net income	$135,623	$83,433	$252,900	$142,214
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	(1,005)	(1,138)	(940)	(776)
Change in cumulative translation adjustment	16,895	8,486	25,971	67,374

Total other comprehensive income	15,890	7,348	25,031	66,598

Comprehensive income	$151,513	$90,781	$277,931	$208,812

Other comprehensive income as of September 30, 2004 and 2003 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on short-term investments, net of taxes, are insignificant for all periods presented.

Note 4. Business Acquisitions

TurnTide, Inc.

In June 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TurnTide, a developer of anti-spam routers, for $28 million in cash, including an immaterial amount for acquisition-related expenses resulting from financial advisory, legal and accounting services. On July 7, 2004 (the “Acquisition Date”), we completed our acquisition of TurnTide and the results of operations have been included in our results of operations within the Enterprise Security segment since the Acquisition Date. The financial results of TurnTide are considered insignificant for pro forma financial disclosure.

8.

Purchase Price Allocation

Allocation of the purchase price is as follows (in thousands):

Net tangible liabilities acquired	(305)
Acquired product rights	4,200
Other intangibles	60
Goodwill	25,933
Deferred tax liability	(1,704)

Total purchase price	$28,184

Acquired Product Rights

The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over their useful lives of four years.

Other Intangibles

The amounts allocated to other intangibles include customer base and trade names and are being amortized to Operating expenses in the Condensed Consolidated Statements of Income over their useful lives of four years.

Brightmail Incorporated

In May 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brightmail, a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises. On June 21, 2004 (the “Acquisition Date”), we completed our acquisition of Brightmail, and the results of operations have been included in our results of operations within the Enterprise Security segment since the Acquisition Date. The financial results of Brightmail are considered insignificant for pro forma financial disclosure.

The purchase was completed through a step-acquisition, where prior to the acquisition we owned a 13% equity investment in Brightmail purchased in fiscal 2001. Through the Merger Agreement, we purchased the remaining 87% of Brightmail. The consideration paid pursuant to the Merger Agreement was based upon a negotiated value of $370 million, which was allocated to the Brightmail security holders as follows: (1) Brightmail shareholders (including Symantec) received a pro rata amount of cash, (2) holders of vested Brightmail stock options received a pro rata amount of cash less their exercise price, and (3) holders of unvested Brightmail stock options received Symantec unvested stock options. Our purchase price is less than the $370 million negotiated value per the Merger Agreement due to the step-acquisition structure and the accounting for the assumed unvested stock options. Details of our purchase price calculation are provided below.

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

Unvested Brightmail Stock Options

We assumed unvested Brightmail stock options in exchange for 627,114 unvested options to purchase Symantec common stock. The fair value of the assumed stock options was $22 million using the Black-Scholes valuation model with the following assumptions: weighted average volatility rate of 61%; weighted average interest rate of 3.3%; and weighted average life of 3.5 years. A portion of the intrinsic value of the

9.

unvested options was valued at $8 million and was recorded in Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet. The difference between the fair value and the unvested portion of the intrinsic value of $14 million was included in the purchase price consideration.

The deferred stock-based compensation is being amortized to operating expense over the remaining service period of one to four years. During the three-month period ended September 30, 2004, certain unvested options were cancelled as a result of employee terminations, and Deferred stock-based compensation was reduced by $1 million. We recorded amortization of deferred stock-based compensation of $639,000 during the three-month period ended September 2004.

Acquisition Costs

We incurred $2 million for acquisition-related expenses resulting from financial advisory, legal and accounting services and severance costs.

Preliminary Purchase Price Allocation

Allocation of the preliminary purchase price is as follows (in thousands):

Net tangible assets acquired	$23,999
Acquired product rights	29,319
Other intangibles	3,567
Acquired IPR&D	2,262
Goodwill	271,512
Deferred tax asset, net	733

Total purchase price	$331,392

Six Month True Up

The Merger Agreement provides for a six-month true up. We may be required to pay additional cash consideration to the former Brightmail security holders who received cash in the merger based on the value of stock options assumed by us that were forfeited in the six months subsequent to the Acquisition Date. Any such adjustment to the purchase price would be recorded to goodwill.

Acquired Product Rights

The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over their useful lives of two to five years.

Other Intangibles

The amounts allocated to other intangibles include customer base and trade names and are being amortized to Operating expenses in the Condensed Consolidated Statements of Income over their useful lives of one to two years.

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

Subsequent Acquisitions

On October 7, 2004, we completed our acquisition of @stake, Inc., a digital security company that helps corporations secure their critical infrastructure and applications, for approximately $48 million in cash. We expect to integrate this technology into our Services segment.

On October 11, 2004, we completed our acquisition of LIRIC Associates, a UK-based consultancy that offers expertise in assessing the security needs of highly complex global networks and designing the architecture and policies to secure these networks, for approximately $4 million in cash. We expect to integrate this technology into our Services segment.

10.

Note 5. Acquired Product Rights, Other Intangible Assets and Goodwill

Acquired Product Rights

	September 30, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Acquired product rights:
Developed technology	$225,701	$(148,923)	$76,778
Patents	51,976	(7,514)	44,462
Backlog and Other	9,460	(3,472)	5,988

	$287,137	$(159,909)	$127,228

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Acquired product rights:
Developed technology	$202,995	$(128,196)	$74,799
Patents	48,583	(4,252)	44,331
Backlog	4,240	(2,432)	1,808

	$255,818	$(134,880)	$120,938

On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as acquired product rights and is being amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

During the three-month periods ended September 30, 2004 and 2003, amortization expense for acquired product rights was $13 million and $10 million, respectively. During the six-month periods ended September 30, 2004 and 2003, amortization expense for acquired product rights was $24 million and $19 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of September 30, 2004:

Last half of 2005	$22 million
2006	$35 million
2007	$25 million
2008	$18 million
2009	$13 million
Thereafter	$14 million

11.

Other Intangible Assets

Other intangible assets are included in Other long-term assets on the Condensed Consolidated Balance Sheets.

	September 30, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Other intangible assets:
Customer base	$14,515	$(5,172)	$9,343
Trade name	7,432	(6,173)	1,259
Marketing related assets	2,100	(1,138)	962

	$24,047	$(12,483)	$11,564

	March 31, 2004
	Gross Carrying	Accumulated	Net Carrying
(In thousands)	Amount	Amortization	Amount
Other intangible assets:
Customer base	$11,410	$(4,229)	$7,181
Trade name	6,910	(5,345)	1,565
Marketing related assets	2,100	(875)	1,225

	$20,420	$(10,449)	$9,971

During the three-month periods ended September 30, 2004 and 2003, amortization expense for other intangible assets was $1 million in both periods. During the six-month periods ended September 30, 2004 and 2003, amortization expense for other intangible assets was $2 million in both periods. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives, is estimated to be the following as of September 30, 2004:

Last half of 2005	$2 million
2006	$3 million
2007	$2 million
2008	$2 million
2009	$2 million
Thereafter	$1 million

Goodwill

Goodwill by segment is as follows:

	Enterprise	Enterprise		Consumer	Total
(In thousands)	Security	Administration	Services	Products	Company
Balance at March 31, 2004	$738,311	$214,315	$118,801	$9,332	$1,080,759
Goodwill acquired through Brightmail acquisition	271,512	—	—	—	271,512
Goodwill acquired through TurnTide acquisition	25,933	—	—	—	25,933
Balance at September 30, 2004	$1,035,756	$214,315	$118,801	$9,332	$1,378,204

12.

Goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist. We completed our annual goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, during the March 2004 quarter and determined that there was no impairment of goodwill.

Note 6. Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600 million 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. During the three and six-month periods ended September 30, 2004 and 2003, an insignificant principal amount of our notes were converted into shares of our common stock. We had the right to redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100.0% of stated principal thereafter. Interest was paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes were being amortized on a straight-line basis through November 1, 2006. We had reserved 35.1 million shares of common stock for issuance upon conversion of the notes.

On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes and in September 2004 we sent notice to registered holders that all notes would be redeemed November 5, 2004. As of November 4, 2004 (the day prior to the redemption date), substantially all of the outstanding convertible subordinated notes were converted into 35.1 million shares of our common stock. Unamortized debt issuance costs relative to the converted notes will be charged to Capital in excess of par value on the Condensed Consolidated Balance Sheet during the three-month period ended December 2004.

Note 7. Net Income Per Share

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Basic Net Income Per Share
Net Income	$135,623	$83,433	$252,900	$142,214

Weighted average common shares outstanding during the period	314,865	304,850	313,562	302,170

Basic net income per share	$0.43	$0.27	$0.81	$0.47

Diluted Net Income Per Share
Net Income	$135,623	$83,433	$252,900	$142,214
Interest on convertible subordinated notes, net of tax	3,598	3,598	7,196	7,196

Net income, as adjusted	139,221	87,031	260,096	149,410

Weighted average common shares outstanding during the period	314,865	304,850	313,562	302,170
Shares issuable from assumed exercise of options	18,259	16,830	19,115	16,252
Shares issuable from assumed conversion of convertible subordinated notes	35,145	35,150	35,145	35,150

Total shares for purposes of calculating diluted net income per share	368,269	356,830	367,822	353,572

Diluted net income per share	$0.38	$0.24	$0.71	$0.42

For the three and six-month periods ended September 30, 2004, 0.4 million and 0.3 million shares, respectively, issuable from the assumed exercise of options were excluded from the computation of

13.

diluted net income per share as their effect would be anti-dilutive. For the three and six-month periods ended September 30, 2003, 1.2 million and 0.7 million shares, respectively, issuable from the assumed exercise of options were excluded from the computation of diluted net income per share as their effect would be anti-dilutive.

Note 8. Stock Transactions

Our Board of Directors has previously authorized repurchases of Symantec common stock. During both the June 2004 and September 2004 quarters we repurchased $60 million worth of common stock under our Rule 10b5-1 repurchase plan. During the three-month period ended September 2004, we repurchased 1.3 million shares at prices ranging from $42.83 to $48.17 per share. During the three-month period ended June 2004, we repurchased 1.3 million shares at prices ranging from $44.92 to $49.23 per share. No shares were repurchased during the September 2003 and June 2003 quarters. As of September 30, 2004, $247 million remained authorized for future repurchases.

On October 19, 2004, our Board of Directors increased the dollar amount of the company’s authorized stock repurchase program by $300 million, without any specific limit on the number of shares to be repurchased. In addition, we have a repurchase plan under Rule 10b5-1 to facilitate such purchases and expect to purchase approximately $60 million per quarter under this plan through March 2006.

On October 20, 2004, we issued 100,000 restricted shares to our Senior Vice President of Finance and Chief Financial Officer, at a purchase price per share of $0.01 (par), vesting 50% at each anniversary date beginning October 20, 2005. The market value of the common stock on the date of grant, less par, will be recorded in Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet during the three-month period ended December 2004. The deferred stock-based compensation will be amortized over the two-year service period beginning in October 2004.

Note 9. Restructuring, Site Closures and Other

During the three-month period ended September 2004, we recorded a restructuring charge of $2 million relative to prior period restructuring plans.

During the three-month period ended June 2004, we recorded $1 million of costs for severance, associated benefits and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of engineering and development functions. During the three-month period ended September 2004, we recorded an increase to the June 2004 restructuring provision of $1 million to include the cost of excess facilities and equipment in Berlin, resulting from the relocation of engineering and development functions. As of September 30, 2004, substantially all of the costs were paid.

Accruals for restructuring reserves relating to the fiscal 2004 and fiscal 2003 restructuring plans were substantially paid out as of June 30, 2004.

As of March 31, 2004, we had a restructuring reserve accrual related to our fiscal 2002 restructuring plan of $3 million, including the cost of excess facilities in Europe and Eugene, Oregon, net of sublease income. In the September 2004 quarter, the sublease tenant terminated the sublease agreement for the facilities in Oregon and we increased the restructuring provision by $1 million. During the six months ended September 2004, we paid $1 million, leaving a reserve balance of $3 million as of September 30, 2004. We expect the remaining reserve balance will be paid by the end of fiscal 2006.

Note 10. Litigation

On August 26, 2004, SRI International, Inc. filed a lawsuit against us in the United States District Court, District of Delaware, alleging that unspecified Symantec products including ManHunt infringed four patents owned by SRI. The lawsuit requests damages, injunctive relief, costs and attorneys’ fees. We intend to defend the action vigorously.

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

14.

On October 20, 2003, Marilyn Johnston filed a lawsuit on behalf of herself and purportedly on behalf of the general public and an undefined class in the California Superior Court, San Diego County. The complaint alleges violations of California Civil Code section 1787.8 and Business and Professions Code 17200 arising from the collection of telephone number information in connection with online credit card transactions. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorneys fees. In July 2004, the matter was resolved with no material payment by us, and the litigation was dismissed.

On March 28, 2003, Ronald Pearce filed a lawsuit on behalf of himself and purportedly on behalf of the general public of the United States and Canada in the California Superior Court, Santa Clara County, alleging violations of California Business and Professions Code section 17200 and false advertising in connection with our WinFax™ Pro product. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorney fees. We intend to defend the action vigorously.

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

Symantec has an active anti-piracy program designed to enforce copyright protection of our software. Portions of this program are handled internally or through counsel, and portions are handled on our behalf by the Business Software Alliance (“BSA”). A significant part of this program includes working with law enforcement agencies or civil litigation against alleged copyright infringers. Such activities sometimes lead to claims alleging improper use of the legal process or violation of other local law. This type of claim has recently increased in frequency, especially in Latin American countries. To date, none of such claims has resulted in material damages and the Company does not believe that any such pending claims, individually or in the aggregate, will result in a material adverse effect on our future results of operations, cash flows or financial position.

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

We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. We intend to defend all pending lawsuits vigorously. Although adverse decisions (or settlements) may occur in one or more of the cases, and it is not possible to estimate the possible loss or losses from each of these cases, the final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition. We have accrued estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

Note 11. Segment Information

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other.

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop PCs, laptops and handhelds. Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of other intangible assets, amortization of deferred stock-based compensation, and other assets and charges, such as acquired in-process research and development, patent settlements, and restructuring and site closures which are not charged to the other operating segments.

15.

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

Segment Information

	Consumer	Enterprise	Enterprise			Total
(In thousands)	Products	Security	Administration	Services	Other	Company
Three months ended September 30, 2004
Net revenues	$315,392	$225,443	$65,894	$11,409	$175	$618,313
Operating income (loss)	204,944	50,572	27,672	(2,576)	(88,495)	192,117
Depreciation & amortization expense	937	4,754	505	856	25,963	33,015
Three months ended September 30, 2003
Net revenues	$193,583	$177,079	$48,532	$9,339	$132	$428,665
Operating income (loss)	112,007	36,339	35,750	(4,099)	(64,375)	115,622
Depreciation & amortization expense	941	3,814	86	1,462	23,029	29,332
Six months ended September 30, 2004
Net revenues	$593,695	$430,348	$128,454	$22,275	$175	$1,174,947
Operating income (loss)	380,844	95,612	54,622	(7,283)	(164,420)	359,375
Depreciation & amortization expense	1,835	8,719	934	1,762	47,619	60,869
Six months ended September 30, 2003
Net revenues	$360,549	$342,176	$97,980	$18,886	$198	$819,789
Operating income (loss)	208,000	65,208	72,361	(5,526)	(144,965)	195,078
Depreciation & amortization expense	1,770	6,927	167	2,720	44,049	55,633

16.

Note 12. Cumulative Adjustment to Net Revenues and Deferred Revenue

In August 2004, during a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices for foreign currency sales, which serves as the basis for our deferral. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any relevant prior period. To correct this error, we booked the cumulative $20 million as a reduction in Net revenues in the Condensed Consolidated Statement of Income and a corresponding $20 million increase in Current deferred revenue on the Condensed Consolidated Balance Sheet during the three-month period ended June 2004.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion following below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 27. We encourage you to read that section carefully.

Critical Accounting Estimates

We believe there have been no significant changes in our critical accounting estimates during the six months ended September 30, 2004 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

Our net income was $136 million for the three-month period ended September 2004, as compared to $83 million in the September 2003 quarter, representing a 63% increase in profitability. For the six months ended September 2004, our net income was $253 million, as compared to $142 million during the comparable period last year. The increased profitability is primarily a result of continued top-line revenue growth of over 40% year over year, offset in part by an increase in operating expenses largely attributable to an increase in employee headcount. As of September 30, 2004, employee headcount had increased by approximately 26% from the September 2003 quarter end. Of this increase, approximately 60% was due to the growth of the company and approximately 40% was due to business acquisitions.

The three and six-month periods ended September 2004 delivered global revenue growth across all of our operating segments and geographic regions, as compared to the prior year. The overall growth is partly attributable to the continued increase in vulnerabilities, Internet attacks and malicious code activity coupled with a growing level of awareness of these threats around the world. In September 2004, we issued our sixth semi-annual Internet Security Threat Report. The study documented approximately 4,500 new viruses and worms, representing four and a half times the number from the same period last year. This study demonstrates that the virus and malicious code environment continues to be a driver for our business.

18.

Successful business acquisitions that enhance our technology offerings continue to contribute to the growth of our business. Products formerly associated with PowerQuest and ON Technology, which were acquired in the second half of fiscal 2004, and Brightmail, acquired in the June 2004 quarter, contributed to our enterprise business during the three and six-month periods ended September 2004, as compared to the prior year.

Finally, strength in our foreign currencies positively impacted international revenue growth with favorable exchange rates causing an increase of $22 million in revenue versus the September 2003 quarter rates.

As we look ahead, the continued increase in deferred revenue enhances our visibility to future revenue streams. As of September 30, 2004, deferred revenue was $1,153 million, a 60% increase from the September 2003 quarter. Deferred revenue contributed approximately 64% and 62% to our total net revenues realized during the three and six-month periods ended September 2004, respectively.

Results of Operations

Total Net Revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Net revenues	$618,313	$428,665	$1,174,947	$819,789
Period over period increase	$189,648		$355,158
	44%		43%

Net revenues increased in the three and six-month periods ended September 2004 as compared to the same periods last year due primarily to an increase in sales of our consumer and enterprise security products. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions. We believe that a significant portion of the growth in demand was attributable to the continued increase in vulnerabilities, Internet attacks and malicious code activity coupled with a growing level of awareness around the world, and may not be sustainable.

19.

Net Revenues from our Consumer Products Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Consumer Products revenues	$315,392	$193,583	$593,695	$360,549
Percentage of total net revenues	51%	45%	51%	44%
Period over period increase	$121,809		$233,146
	63%		65%

Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. We believe that a significant portion of the increase in revenues from our Consumer Products segment was attributable to the continued increase in vulnerabilities, Internet attacks and malicious code activity coupled with a growing level of awareness of these threats around the world and may not be sustainable. The increase in our Consumer Products revenue was due primarily to increased sales of our Norton Internet Security products, a comprehensive security solution, of $65 million and $113 million and sales of our Norton AntiVirus products of $54 million and $111 million during the three and six-month periods ended September 2004, respectively, as compared to the prior year.

Net Revenues from our Enterprise Security Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Enterprise Security revenues	$225,443	$177,079	$430,348	$342,176
Percentage of total net revenues	36%	41%	37%	42%
Period over period increase	$48,364		$88,172
	27%		26%

Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop PCs, laptops and handhelds. Revenue from our Enterprise Security segment increased due primarily to an increase of $42 million and $80 million in sales of our virus protection solutions during the three and six-month periods ended September 2004, respectively, as compared to the prior year periods. In addition, revenue from our Enterprise Security segment increased during the three and six-month periods ended September 2004, as compared to the prior year, due to sales of products formerly associated with Brightmail, which we acquired in June 2004.

Net Revenues from our Enterprise Administration Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Enterprise Administration revenues	$65,894	$48,532	$128,454	$97,980
Percentage of total net revenues	11%	11%	11%	12%
Period over period increase	$17,362		$30,474
	36%		31%

Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Revenue from our Enterprise Administration segment increased during the three and six-month periods ended September 2004, as

20.

compared to the prior year, due to sales of products formerly associated with PowerQuest and ON Technology, which were acquired in the second half of fiscal 2004. The additional sales were offset, in part, by a continued decline in sales of our pcAnywhere product during the three and six-month periods ended September 2004.

Net Revenues from our Services Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Services revenues	$11,409	$9,339	$22,275	$18,886
Percentage of total net revenues	2%	2%	2%	2%
Period over period increase	$2,070		$3,389
	22%		18%

Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. The increase in revenue from our services segment during the three and six-month periods ended September 2004, as compared to the prior year, was due to increases in both our managed security services and our consulting services.

Net Revenues from our Other Segment

Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three and six-month periods ended September 2004 and 2003 were insignificant.

Geographic Net Revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Americas (U.S., Canada, Latin America)	$331,638	$239,822	$639,583	$455,172
Percentage of total net revenues	54%	56%	54%	56%
EMEA (Europe, Middle East, Africa)	$201,046	$132,354	$370,868	$257,966
Percentage of total net revenues	32%	31%	32%	31%
Japan / Asia Pacific	$85,629	$56,489	$164,496	$106,651
Percentage of total net revenues	14%	13%	14%	13%

Proportionately, net revenues increased most significantly in the international regions due to increased sales of our antivirus products in our Consumer Products and Enterprise Security segments in those regions. We believe this increase in sales is attributable to increased customer awareness related to security threats. In addition, strength in major foreign currencies positively impacted our international revenue growth during the three and six-month periods ended September 2004 by $22 million and $35 million, respectively, as compared to the comparable periods last year. The strength in foreign currencies is due primarily to the strength of the Euro. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

21.

Gross Profit

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Gross profit	$509,094	$353,855	$965,467	$677,401
Gross Margin	82%	83%	82%	83%

Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of costs for producing manuals and CDs, packaging costs, fee-based technical support costs, amortization of acquired product rights, payments to original equipment manufacturers (OEMs) under revenue sharing arrangements, costs of services, royalties paid to third parties under technology licensing agreements, and manufacturing expenses.

The decrease in gross margin is attributable to higher OEM payments and the change in product mix within our Enterprise Administration segment, where sales of our higher margin pcAnywhere product are being replaced with sales of products formerly associated with PowerQuest and ONTechnology. We expect sales of our pcAnywhere product to continue to decline in the future. In addition, we anticipate that our net revenues from our Services segment may grow and comprise a higher percentage of our total net revenues, in which case our gross margin would likely decrease, as our services typically have higher cost of revenues than our software products.

Acquired Product Rights

Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Acquired product rights are comprised of developed technologies, patents and revenue-related order backlog and contracts from acquired companies. Amortization of acquired product rights was $13 million and $24 million during the three and six-month periods ended September 2004, respectively, as compared to $10 million and $19 million during the comparable 2003 periods, respectively. The increased amortization during the three and six-month periods ended September 2004, as compared to the prior year, is primarily associated with the Brightmail acquisition in June 2004 and the PowerQuest acquisition in December 2003. For further discussion of acquired product rights and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Research and Development Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Research and development	$83,816	$59,596	$156,700	$120,201
Percentage of total net revenues	14%	14%	13%	15%

The increase in research and development expenses was due primarily to increases in employee headcount and related compensation and in overhead costs due to the growth of the company, including business acquisitions completed in the second half of fiscal 2004 and the first quarter of fiscal 2005.

Sales and Marketing Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Sales and marketing	$201,886	$155,705	$389,818	$297,542
Percentage of total net revenues	33%	36%	33%	36%

22.

The increase in sales and marketing expenses was due primarily to increases in headcount and related compensation and in overhead costs due to the growth of the company, including business acquisitions completed in the second half of fiscal 2004 and the first quarter of fiscal 2005. In addition, our variable marketing expenses, including outside services, advertising and promotion activities increased in connection with our growth in revenue.

General and Administrative Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
General and administrative	$27,578	$21,174	$51,863	$47,546
Percentage of total net revenues	4%	5%	4%	6%

General and administrative expenses increased due to increases in employee headcount and related compensation due to the growth of the company. The increase in the six-month period ended September 2004, as compared to the comparable 2003 period, was offset, in part, by legal costs incurred during the June 2003 quarter related to the Hilgraeve, Inc. v. Symantec Corporation patent litigation that was settled in the September 2003 quarter.

Amortization of Other Intangibles from Acquisitions

Other intangibles from acquisitions are comprised of customer base and trade names. Amortization of other intangibles from acquisitions was $1 million during each of the three-month periods ended September 30, 2004 and 2003 and approximately $2 million during each of the six-month periods then ended. For further discussion of other intangibles from acquisitions and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

Amortization of Deferred Stock-based Compensation

In connection with the acquisition of Brightmail in June 2004, we assumed unvested Brightmail stock options in exchange for unvested options to purchase Symantec common stock. The intrinsic value of the assumed unvested stock options was $8 million and represented deferred stock-based compensation. During the September 2004 quarter, we reduced deferred stock-based compensation by $1 million as a result of the cancellation of a portion of those options upon employee terminations. We recorded amortization of deferred stock-based compensation of $639,000 during the three-month period ended September 2004.

On October 20, 2004, we issued 100,000 restricted shares to our Senior Vice President of Finance and Chief Financial Officer, at a purchase price per share of $0.01 (par), vesting 50% at each anniversary date beginning October 20, 2005. The market value of the common stock on the date of grant, less par, will be recorded in Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet during the three-month period ended December 2004. The deferred stock-based compensation will be amortized over the two-year service period beginning in October 2004.

Acquired In-process Research and Development

During the six-month period ended September 2004, we wrote-off $2 million of in-process research and development in connection with our acquisition of Brightmail, completed in June 2004, and during the six-month period ended September 2003, we wrote-off $1 million of in-process research and development in connection with our acquisition of Nexland, completed in July 2003. The in-process research and development was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. The in-process research and development related to the third generation of Brightmail’s anti-spam product offering. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

23.

Restructuring, Site Closures and Other

During the three-month period ended September 2004, we recorded a restructuring charge of $2 million relative to prior period restructuring plans.

During the three-month period ended June 2004, we recorded $1 million of costs for severance, associated benefits and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of engineering and development functions. During the three-month period ended September 2004, we recorded an increase to the June 2004 restructuring provision of $1 million to include the cost of excess facilities and equipment in Berlin, resulting from the relocation of engineering and development functions. As of September 30, 2004, substantially all of the costs were paid.

Accruals for restructuring reserves relating to the fiscal 2004 and fiscal 2003 restructuring plans have been substantially paid out as of June 30, 2004.

As of March 31, 2004, we had a restructuring reserve accrual related to our fiscal 2002 restructuring plan of $3 million, including the cost of excess facilities in Europe and Eugene, Oregon, net of sublease income. In the September 2004 quarter, the sublease tenant terminated the sublease agreement for the facilities in Oregon and we increased the restructuring provision by $1 million. During the six months ended September 2004, we paid $1 million, leaving a reserve balance of $3 million as of September 30, 2004. We expect that the remaining reserve balance will be paid by the end of fiscal 2006.

Patent Settlement

On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as acquired product rights and is being amortized to cost of revenues over the remaining life of the primary patent, which expires in June 2011.

Non-operating Income and Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Interest income	$10,858	$8,807	$20,176	$18,904
Interest expense	(5,291)	(5,291)	(10,582)	(10,582)
Income, net of expense, from sale of technologies and product lines	—	2,158	—	4,326
Other income (expense), net	(135)	673	985	(38)

Total non-operating income	$5,432	$6,347	$10,579	$12,610
Percentage of total net revenues	1%	1%	1%	2%

The increase in interest income was due primarily to a higher average investment balance during the three and six-month periods ended September 2004, as compared to the prior year.

Interest expense during the three and six-month periods ended September 2004 and 2003 was related to the 3% convertible subordinated notes. In November 2004, all of the outstanding notes were converted into shares of our common stock or redeemed for cash. We will not incur further interest expense with respect to these notes following the conversion and redemption.

Income, net of expense, from sale of technologies and product lines in the three and six-month periods ended September 2003 primarily related to royalty payments received in connection with the licensing of

24.

substantially all of the ACT! product line technology. In December 2003, Interact purchased this technology from us.

Other expense, net was comprised of individually insignificant amounts during each of the three and six-month periods ended September 2004 and 2003.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	September 30,		September 30,
($ in thousands)	2004	2003	2004	2003
Provision for income taxes	$61,926	$38,536	$117,054	$65,474
Effective income tax rate	31%	32%	32%	32%

The effective tax rate for the three and six-month periods ended September 2004 and 2003 is lower than the U.S. Federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish subsidiary.

Realization of our net deferred tax assets as of September 30, 2004 is dependent primarily upon future United States taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized, based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Business Risk Factors set forth in this Form 10-Q. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.

Liquidity and Capital Resources

	Six Months Ended September 30,
(In thousands)	2004	2003
Net cash provided by (used in):
Operating activities	$469,297	$264,474
Investing activities	(696,078)	(148,987)
Financing activities	(28,683)	115,923
Effect of exchange rate fluctuations on cash and cash equivalents	4,876	20,720

Increase (decrease) in cash and cash equivalents	$(250,588)	$252,130

Our principal source of liquidity as of September 30, 2004 is our existing cash, cash equivalents and short-term investments of $2.5 billion, as well as cash that we generate over time from our operations. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating Activities

Net cash provided by operating activities during the six months ended September 2004 resulted largely from net income of $253 million, plus non-cash depreciation and amortization charges of $61 million and the income tax benefit from employee stock plans of $60 million. In addition, deferred revenue increased by $157 million, offset by an increase in accounts receivable of $57 million.

Net cash provided by operating activities during the six months ended September 2003 resulted largely from net income of $142 million, plus non-cash depreciation and amortization charges of $56 million and

25.

the income tax benefit from employee stock plans of $35 million. In addition, deferred revenue increased by $107 million, offset by an increase in accounts receivable of $69 million.

Investing Activities

Net cash used in investing activities during the six months ended September 2004 was primarily the result of $298 million of cash payments made in connection with the acquisition of Brightmail and net purchases of short-term investments of $327 million. Net cash used in investing activities during the six months ended September 2003 was primarily the result of payments for business acquisitions and purchased intangible assets of $83 million and purchases of capital equipment of $64 million.

Financing Activities

During the six months ended September 2004 and 2003, we received $91 million and $116 million in cash, respectively from the sale of our common stock through employee benefit plans. In addition, during the six months ended September 2004, we repurchased 2.6 million shares of our common stock for $120 million in connection with our repurchase plan under Rule 10b5-1 previously approved by our Board of Directors. As of September 30, 2004, $247 million remained authorized by our Board of Directors for future repurchases.

On October 19, 2004, our Board of Directors increased the dollar amount of the company’s authorized stock repurchase program by $300 million, without any specific limit on the number of shares to be repurchased. In addition, we have a repurchase plan under Rule 10b5-1 to facilitate such purchases and expect to purchase approximately $60 million per quarter under this plan through March 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

Convertible Subordinated Notes

On October 24, 2001, we completed a private offering of $600 million 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes are convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $17.07 per share, subject to certain adjustments. During the three and six-month periods ended September 30, 2004 and 2003, an insignificant principal amount of our notes were converted into shares of our common stock. We had the right to redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100.0% of stated principal thereafter. Interest was paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes were being amortized on a straight-line basis through November 1, 2006. We had reserved 35.1 million shares of common stock for issuance upon conversion of the notes.

On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes and in September 2004 we sent notice to registered holders that all notes would be redeemed November 5, 2004. As of November 4, 2004 (the day prior to the redemption date), substantially all of the outstanding convertible subordinated notes were converted into 35.1 million shares of our common stock. Unamortized debt issuance costs relative to the converted notes will be charged to Capital in excess of par value on the Condensed Consolidated Balance Sheet during the three-month period ended December 2004.

Purchase Obligations

We enter into purchase obligations in the normal course of our business. As of September 30, 2004, we had total purchase obligations of approximately $84 million, compared with $58 million at March 31, 2004, as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

26.

Recent Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We do not expect the adoption of EITF 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

Business Risk Factors

Fluctuations in our quarterly operating results have affected our stock price in the past and could affect our stock price in the future. Our quarterly operating results have fluctuated in the past, and are likely to vary significantly in the future, based on a number of factors related to our industry and the markets for our products. If our quarterly operating results or our predictions of future operating results fail to meet the expectations of analysts and investors, our stock price could be negatively affected. Factors that are likely to cause our operating results to fluctuate include:

•	Reduced demand for any given product;

•	Uncertainty about and customer confidence in current economic conditions;

•	Unfavorable fluctuations in foreign currency exchange rates;

•	The market’s transition between new releases of operating systems;

•	The introduction of competitive products;

•	Seasonality in the end-of-period buying patterns of foreign and domestic software customers; and

•	The timing of announcements and releases of new or enhanced versions of our products and product upgrades.

In addition, during recent quarters, our operating results were materially affected by non-standard charges, including the following:

•	Deferred stock-based compensation;

•	Acquired in-process research and development;

•	Restructuring, site closures and other charges;

•	Litigation settlements; and

•	Asset impairment charges.

Any volatility in our quarterly operating results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our common stock or securities convertible or exercisable into our common stock.

27.

There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly our consumer security products. Over the last several quarters, we experienced a higher than expected rate of growth in sales of our consumer security protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer security protection sales have been spurred by a number of factors over this period of time, including increased broadband usage and increased awareness of security threats to consumer systems, including the recently well publicized Gaobot, Stydot, Beagle, MyDoom, NetSky and Sasser viruses. The impact of these factors may diminish over time, and it is possible that our growth rates in sales of consumer security protection products may decline.

We have grown, and may continue to grow, through acquisitions that give rise to risks that could adversely affect our future operating results. We completed one acquisition in each of the June and September 2004 quarters and four acquisitions each during fiscal 2004 and fiscal 2003, and we will likely pursue future acquisitions. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. We may face difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.

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

Introduction and integration of new products and technologies may adversely affect our financial results. We continue to introduce new products and we have recently introduced newly acquired products and products incorporating newly acquired technology related to the following business acquisitions:

•	On July 7, 2004, we completed the acquisition of TurnTide, Inc., the developer of the industry’s first antispam router.

•	On June 21, 2004, we completed the acquisition of Brightmail, Incorporated, a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises.

•	On February 13, 2004, we completed the acquisition of On Technology Corp., a provider of solutions that enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks.

•	On December 5, 2003, we completed the acquisition of PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users.

•	On October 15, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances.

•	On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide.

28.

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

We are exposed to fluctuations in foreign currency exchange rates, which could adversely affect our financial results. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. International sales comprised approximately 52%, 50%, 52%, 49% and 47% of our total sales in the September 2004 quarter, June 2004 quarter, fiscal 2004, 2003 and 2002, respectively. Although our operating results have been positively affected by changes in foreign currency rates, our future operating results will continue to be subject to fluctuations in foreign currency rates, and we may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

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

29.

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

30.

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

If we are unable to attract and retain personnel in a competitive marketplace, or if we lose key employees, the growth and success of our business could be adversely affected. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing, financial and technical personnel. We also believe that our success depends on the continued service of key employees, and the failure to retain such personnel could have an adverse effect on our business. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Increases in shares available for issuance under our equity compensation plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, the FASB proposed a new standard that would require companies to include compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

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

31.

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

32.

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

Our inability to timely distribute our products and services over the Internet, including security patches and content updates via our LiveUpdate feature, could adversely affect our business. Our ability to maintain and increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. As we incorporate the LiveUpdate technology into more of our products, we are increasingly reliant on the Internet as a means to distribute our security patches and content updates to our customers. Accordingly, if we, or our customers, are unable to utilize the Internet due to a failure of technology, infrastructure or other reasons, our ability to provide services may suffer, which could lead to a decrease in revenues. In addition, the infrastructure required to support the increase in on-line sales may be insufficient if our on-line sales increase at a rate significantly greater than anticipated.

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

Although infringement claims may ultimately prove to be without merit, they are expensive to defend and may consume our resources or divert our attention from day-to-day operations. If a third party alleges that we have infringed their intellectual property rights, we may choose to litigate the claim and/or seek an appropriate license from the third party. If the third party is found to have a valid patent claim against us and a license is not available on reasonable terms, our business, operating results and financial condition may be materially adversely affected. For example, in August 2003, we paid $63 million in relation to the Hilgraeve technology patent settlement, of which $14 million was charged to operating expenses in the June 2003 quarter, and the remainder was capitalized and will be amortized to cost of revenues through June 2011. In addition, we incurred significant legal costs related to the Hilgraeve litigation.

33.

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

34.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the six months ended September 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

In August 2004, during a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices for foreign currency sales, which serves as the basis for our deferral. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any relevant prior period. To correct this error, we booked the cumulative $20 million as a reduction in Net revenues in the Condensed Consolidated Statement of Income and a corresponding $20 million increase in Current deferred revenue on the Condensed Consolidated Balance Sheet during the three-month period ended June 2004.

(b)	Changes in Internal Control Over Financial Reporting. Except as described in the preceding paragraph, there was no change in our internal control over financial reporting during the three-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

35.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three-month period ended September 30, 2004 were as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
July 3, 2004 to July 30, 2004	349,501	$42.83	349,501	$292 million
July 31, 2004 to August 27, 2004	977,200	$46.01	977,200	$247 million
August 28, 2004 to October 1, 2004	—	—	—	$247 million
TOTAL	1,326,701	$45.17	1,326,701

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

During the three-month period ended September 2004, we repurchased 1.3 million shares at prices ranging from $42.83 to $48.17 per share. As of September 30, 2004, $247 million remained authorized for future repurchases.

On October 19, 2004, our Board of Directors increased the dollar amount of the company’s authorized stock repurchase program by $300 million, without any specific limit on the number of shares to be repurchased. In addition, we have a repurchase plan under Rule 10b5-1 to facilitate such purchases and expect to purchase approximately $60 million per quarter under this plan through March 2006.

36.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 15, 2004. At the meeting, our stockholders voted on the following five proposals all of which were approved. Our shareholders cast their votes as follows:

Proposal 1: To elect the following nominees as directors:

Nominee	For	Withheld
Tania Amochaev	272,799,539	12,286,610
William T. Coleman	273,854,735	11,231,414
Franciscus Lion	260,907,141	24,179,008
David Mahoney	258,004,034	27,082,115
Robert S. Miller	271,351,420	13,734,729
George Reyes	257,704,804	27,381,345
Daniel H. Schulman	261,812,741	23,273,408
John W. Thompson	271,066,995	14,019,154

Proposal 2: To approve the adoption of Symantec’s amended and restated certificate of incorporation, which would increase the number of authorized shares of common stock from 900,000,000 to 1,600,000,000:

For	Against	Abstain	Broker Non-votes
244,554,134	38,781,226	1,750,789	—

Proposal 3: To approve the adoption of the Symantec 2004 Equity Incentive Plan, and the reservation of 9,000,000 shares of common stock for issuance thereunder:

For	Against	Abstain	Broker Non-votes
182,379,647	63,088,575	1,938,937	37,678,990

Proposal 4: To approve amendments to Symantec’s 2000 Director Equity Incentive Plan, as amended (the “Director Plan”), to increase the number of shares authorized for issuance thereunder from 25,000 to 50,000 and to provide for a proportionate adjustment to the shares subject to the Director Plan upon any stock dividend, stock split or similar change in Symantec’s capital structure:

For	Against	Abstain	Broker Non-votes
208,433,216	36,994,992	1,978,951	37,678,990

Proposal 5: To ratify the appointment of KPMG LLP as Symantec’s independent auditors for the 2005 fiscal year:

For	Against	Abstain	Broker Non-votes
277,529,310	5,936,860	1,619,979	—

37.

Item 6. Exhibits

     The following exhibits are filed as part of this Form 10-Q:

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.01	Symantec Corporation Amended and Restated Certificate of Incorporation	S-8	333-119872	4.01	10/21/04

10.01	Form of Restricted Stock Purchase Agreement pursuant to Symantec Corporation 1996 Equity Incentive Plan					X

10.02	Symantec Corporation 2004 Equity Incentive Plan, Stock Grant Election Form and Stock Option Grant – Terms and Conditions	S-8	333-119872	99.01	10/21/04

10.03	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	S-8	333-119872	99.02	10/21/04

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2004	SYMANTEC CORPORATION
(Registrant)

	By:	/s/ John W. Thompson

John W. Thompson
Chairman and Chief Executive Officer

	By:	/s/ Gregory E. Myers

Gregory E. Myers
Chief Financial Officer and Senior Vice President of Finance

39.

EXHIBIT INDEX

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.01	Symantec Corporation Amended and Restated Certificate of Incorporation	S-8	333-119872	4.01	10/21/04

10.01	Form of Restricted Stock Purchase Agreement pursuant to Symantec Corporation 1996 Equity Incentive Plan					X

10.02	Symantec Corporation 2004 Equity Incentive Plan, Stock Grant Election Form and Stock Option Grant - Terms and Conditions	S-8	333-119872	99.01	10/21/04

10.03	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	S-8	333-119872	99.02	10/21/04

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

40.