Form 10-Q
period 2004-12-31
SYMANTEC CORP
filed 2005-02-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004.

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

(408)517-8000

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

     Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 28, 2005: 709,536,917 shares

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended December 31, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2004	2004
(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$657,290	$839,162
Short-term investments	2,286,712	1,571,169
Trade accounts receivable, net	324,488	259,152
Inventories	21,884	15,134
Current deferred income taxes	141,105	98,438
Other current assets	65,801	59,079

Total current assets	3,497,280	2,842,134

Property and equipment, net	386,092	378,367
Acquired product rights, net	138,014	120,938
Goodwill	1,373,815	1,080,759
Other long-term assets	48,904	34,300

	$5,444,105	$4,456,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,874	$71,654
Accrued compensation and benefits	116,214	116,770
Current deferred revenue	1,181,350	878,716
Other accrued expenses	88,068	92,595
Income taxes payable	190,132	127,305

Total current liabilities	1,658,638	1,287,040
Convertible subordinated notes	—	599,987
Long-term deferred revenue	112,623	92,481
Long-term deferred tax liabilities	53,014	44,750
Other long-term obligations	5,153	6,032
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 1,600,000; issued and outstanding: 707,851 and 623,708, respectively)	7,078	3,119
Capital in excess of par value	2,372,144	1,573,466
Accumulated other comprehensive income	256,247	125,484
Deferred stock-based compensation	(23,914)	—
Retained earnings	1,003,122	724,139

Total stockholders’ equity	3,614,677	2,426,208

	$5,444,105	$4,456,498

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
(In thousands, except net income per share)
Net revenues	$695,224	$493,905	$1,870,171	$1,313,694
Cost of revenues	121,498	87,608	330,978	229,996

Gross profit	573,726	406,297	1,539,193	1,083,698
Operating expenses:
Sales and marketing	226,577	167,014	616,395	464,556
Research and development	85,289	61,885	241,989	182,086
General and administrative	29,910	21,712	81,773	69,258
Amortization of other intangibles from acquisitions	1,622	628	3,656	2,175
Amortization of deferred stock-based compensation	1,041	—	1,680	—
Acquired in-process research and development	1,218	1,600	3,480	2,600
Restructuring	—	(126)	2,776	444
Patent settlement	—	—	—	13,917

Total operating expenses	345,657	252,713	951,749	735,036

Operating income	228,069	153,584	587,444	348,662
Interest income	13,340	9,184	33,516	28,088
Interest expense	(1,741)	(5,291)	(12,323)	(15,873)
Income, net of expense, from sale of technologies and product lines	—	5,215	—	9,541
Other income, net	14	618	999	580

Income before income taxes	239,682	163,310	609,636	370,998
Provision for income taxes	76,105	51,834	193,159	117,308

Net income	$163,577	$111,476	$416,477	$253,690

Net income per share — basic	$0.24	$0.18	$0.65	$0.42
Net income per share — diluted	$0.22	$0.16	$0.58	$0.37
Shares used to compute net income per share — basic	679,032	616,970	644,428	608,548
Shares used to compute net income per share — diluted	742,446	724,358	738,053	713,534

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,

	2004	2003
(In thousands)
OPERATING ACTIVITIES
Net income	$416,477	$253,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	64,949	56,007
Amortization of debt issuance costs	1,846	2,375
Amortization of discounts and premiums on investments, net	(24,456)	(6,778)
Amortization and write-off of acquired product rights	40,784	30,668
Amortization of other intangibles from acquisitions	3,656	2,175
Impairment of equity investments	284	2,710
Write-off of property and equipment	3,005	1,614
Amortization of deferred stock-based compensation	1,680	—
Write-off of acquired in-process research and development	3,480	2,600
Deferred income taxes	(3,824)	(545)
Income tax benefit from stock options	83,749	50,000
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(34,671)	(53,124)
Inventories	(5,926)	(7,756)
Other current assets	(3,875)	(12,773)
Other long-term assets	(67)	(1,585)
Accounts payable	5,880	(7,581)
Accrued compensation and benefits	(6,230)	(4,758)
Deferred revenue	252,976	228,925
Other accrued expenses	(3,113)	(6,000)
Income taxes payable	57,699	34,287
Other long-term obligations	(1,022)	(1,474)

Net cash provided by operating activities	853,281	562,677
INVESTING ACTIVITIES:
Capital expenditures	(66,412)	(83,203)
Purchased intangibles	—	(61,166)
Payments for business acquisitions, net of cash acquired	(423,270)	(180,655)
Purchase of equity investments	(3,600)	(3,747)
Purchases of short term investments	(1,561,890)	(3,755,599)
Proceeds from sales of short term investments	1,025,640	3,752,614

Net cash used in investing activities	(1,029,532)	(331,756)
FINANCING ACTIVITIES:
Repurchases of common stock	(179,945)	—
Net proceeds from sales of common stock	140,974	151,459

Net cash provided by (used in) financing activities	(38,971)	151,459
Effect of exchange rate fluctuations on cash and cash equivalents	33,350	42,864
Increase (decrease) in cash and cash equivalents	(181,872)	425,244
Beginning cash and cash equivalents	839,162	294,606

Ending cash and cash equivalents	$657,290	$719,850

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

      The condensed consolidated financial statements of Symantec Corporation as of December 31, 2004 and for the three and nine-month periods ended December 31, 2004 and 2003 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as discussed in Note 12, necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form  10-K for the year ended March 31, 2004. The results of operations for the three and nine-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation.

      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2004, March 31, 2004 and December 31, 2003 reflect amounts as of and for the periods ended December 31, 2004, April  2, 2004 and January 2, 2004, respectively. The three-month period ended December 31, 2004 and 2003 each comprised 13 weeks of activity. The nine months ended December 31, 2004 and 2003 comprised 39 weeks and 40 weeks of activity, respectively.

      All Symantec share and per share amounts in this Form 10-Q retroactively reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See Stock-Based Compensation below for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In October 2004, the FASB issued Emerging Issues Task Force Issue No. 04-1 (“EITF 04-1”), “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which provides new guidance for the accounting for preexisting relationships between the parties to a business combination. Additionally, EITF 04-1 includes additional disclosure requirements for business combinations between parties with a preexisting relationship. EITF 04-1 is effective for fiscal periods beginning after October 13,

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004. We do not expect the adoption of EITF 04-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In June 2004, the FASB issued EITF Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-1 did not have a material impact on our consolidated financial statements. We do not expect the accounting provisions of EITF 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

Significant Accounting Policies

      There have been no significant changes in our significant accounting policies during the nine months ended December 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

Stock-Based Compensation

      We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with SFAS No. 123. In addition, we apply applicable provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called options, granted subsequent to March 31, 1995 under the fair value method of that statement. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three and nine-month periods ended December 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
(In thousands, except per share data)
Net income, as reported	$163,577	$111,476	$416,477	$253,690
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	801	—	1,236	—
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(30,887)	(26,690)	(87,328)	(71,197)

Pro forma net income	$133,491	$84,786	$330,385	$182,493

Basic net income per share
As reported	$0.24	$0.18	$0.65	$0.42
Pro forma	$0.20	$0.14	$0.51	$0.30
Diluted net income per share
As reported	$0.22	$0.16	$0.58	$0.37
Pro forma	$0.18	$0.12	$0.47	$0.28

      The fair value during the December 2004 quarter was estimated using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	Employee Stock	Employee Stock
	Options	Purchase Plan

Expected life (years)	5.17	0.50
Expected Volatility	64%	33%
Risk free interest rate	3.63%	2.59%

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	December 31,	March 31,
	2004	2004
(In thousands)
Trade accounts receivable, net:
Trade accounts receivable	$329,754	$264,826
Less: allowance for doubtful accounts	(5,266)	(5,674)

	$324,488	$259,152

Property and equipment, net:
Computer, hardware and software	$415,680	$378,866
Office furniture and equipment	79,616	74,120
Buildings	158,537	148,782
Land	57,339	50,688
Leasehold improvements	96,938	77,040

Less: accumulated depreciation and amortization	(422,018)	(351,129)

	$386,092	$378,367

Note 3.	Comprehensive Income

      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
(In thousands)
Net income	$163,577	$111,476	$416,477	$253,690
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	(313)	(351)	(1,253)	(1,127)
Change in cumulative translation adjustment, net of tax	106,045	65,940	132,016	133,314

Total other comprehensive income	105,732	65,589	130,763	132,187

Comprehensive income	$269,309	$177,065	$547,240	$385,877

      Other comprehensive income as of December 31, 2004 and 2003 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on short-term investments, net of taxes, are insignificant for all periods presented.

Note 4.	Business Acquisitions

Brightmail Incorporated

      In May 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brightmail, a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises. On June 21, 2004 (the “Acquisition Date”), we completed our acquisition of Brightmail, and the results of operations have been included in our results of operations within the Enterprise Security segment since the Acquisition Date. We expect the acquisition to strengthen our competitive position in the enterprise security market by allowing us to provide integrated anti-spam and

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anti-virus solutions and by enabling the building of a leading gateway security solution. The financial results of Brightmail are considered insignificant for pro forma financial disclosure.

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

Unvested Brightmail Stock Options

      We assumed unvested Brightmail stock options in exchange for 1.2 million unvested options to purchase Symantec common stock. The fair value of the assumed stock options was $22 million using the Black-Scholes valuation model with the following assumptions: weighted average volatility rate of 61%; weighted average interest rate of 3.3%; and weighted average life of 3.5 years. The intrinsic value of the unvested options was valued at $21 million and was recorded in Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet. The difference between the fair value and the unvested portion of the intrinsic value was an immaterial amount and was included in the purchase price consideration.

      The deferred stock-based compensation is being amortized to operating expense over the remaining service period of one to four years. During the period from the Acquisition Date through December 31, 2004, certain unvested options were cancelled as a result of employee terminations, and Deferred stock-based compensation was reduced by $1 million. We recorded amortization of deferred stock-based compensation of $580,000 and $1,219,000 during the three-and nine-month periods ended December 31, 2004, respectively.

Acquisition Costs

      We incurred $2 million for acquisition-related expenses resulting from financial advisory, legal and accounting services and severance costs.

Preliminary Purchase Price Allocation

      The Merger Agreement provided for a six-month true up, providing that the cash consideration payable to the former Brightmail security holders be adjusted based on the value of stock options assumed by us that were forfeited in the six months subsequent to the Acquisition Date. As a result of the true up, the former Brightmail security holders were required to return approximately $654,000 to us. This reduction in the purchase price reduced goodwill and is reflected in the preliminary purchase price allocation below.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have revised the preliminary purchase price allocation in the quarter ended December 31, 2004 from the amounts previously reported primarily as a result of refining various estimates related to the fair value of intangible assets and deferred tax assets, as well as to reflect the results of the six-month true up. Allocation of the purchase price is as follows (in thousands):

	As
	Originally
	Reported	Adjustments	As Adjusted

Net tangible assets acquired	$23,999	$—	$23,999
Acquired product rights	29,319	10,701	40,020
Other intangibles	3,567	4,872	8,439
Acquired IPR&D	2,262	1,218	3,480
Goodwill	271,512	(40,853)	230,659
Deferred tax asset, net	733	10,372	11,105

Total purchase price	$331,392	$(13,690)	$317,702

      The purchase price allocation for Brightmail is preliminary, primarily pending final determination of deferred tax assets (liabilities). These amounts will be finalized upon filing Brightmail’s final tax return, which will occur within one year of the date of acquisition.

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

Acquired IPR&D

      We wrote off the acquired in-process research and development totaling $3 million because the acquired technologies had not reached technological feasibility and had no alternative uses. We wrote off $2 million in the quarter ended June 30, 2004 and an additional $1 million in the quarter ended December 31, 2004 as a result of the adjustments discussed above. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Other Acquisitions

TurnTide, Inc.

      On July 7, 2004, we acquired TurnTide, a developer of anti-spam routers, for $28 million in cash, including an immaterial amount for acquisition-related expenses resulting from financial advisory, legal and

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting services. We expect the acquisition to strengthen our competitive position in the enterprise security market by allowing us to provide integrated anti-spam and anti-virus solutions and by enabling the building of a leading gateway security solution. TurnTide’s results of operations have been included in our results of operations within the Enterprise Security segment since its date of acquisition. The financial results of TurnTide are considered insignificant for pro forma financial disclosure.

      The table below provides details of the purchase price allocation. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over their useful lives of four years. The amounts allocated to other intangibles include customer base and trade names and are being amortized to Operating expenses in the Condensed Consolidated Statements of Income over their useful lives of four years.

@stake, Inc.

      On October 7, 2004, we acquired @stake, a digital security company that helps corporations secure their critical infrastructure and applications, for $49 million in cash, including an immaterial amount of acquisition-related expenses resulting from financial advisory, legal and accounting services. We expect the acquisition to strengthen our competitive position in the services market by allowing us to establish a solid presence in the security consulting sector and by increasing our expertise in the areas of application, wireless and critical infrastructure security. @stake’s results of operations have been included in our results of operations within the Services segment since its date of acquisition. The financial results of @stake are considered insignificant for pro forma financial disclosure.

      The table below provides details of the purchase price allocation. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over their useful lives of one to five years. The amount allocated to other intangibles includes customer base and is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over its useful life of eight years.

LIRIC Associates

      On October 11, 2004, we acquired LIRIC Associates, a UK-based consultancy firm that offers expertise in assessing the security needs of highly complex global networks and designing the architecture and policies to secure these networks, for $15 million in cash, including an immaterial amount for acquisition-related expenses resulting from financial advisory, legal and accounting services. We expect the acquisition to strengthen our competitive position in the services market by allowing us to establish a solid presence in the security consulting sector in the UK and by increasing our expertise in the area of critical infrastructure security. LIRIC’s results of operations have been included in our results of operations within the Services segment since its date of acquisition. The financial results of LIRIC are considered insignificant for pro forma financial disclosure.

      The table below provides details of the purchase price allocation. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over their useful lives of one to four years. The amount allocated to other intangibles includes customer base and is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over its useful life of eight years.

Platform Logic, Inc.

      On December 9, 2004, we acquired Platform Logic, a technology company that had developed a single host intrusion prevention product, for $30 million in cash, including an immaterial amount for acquisition-related expenses resulting from financial advisory, legal and accounting services. We expect the acquisition to

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strengthen our competitive position in the enterprise security sector by providing technology that is complementary to our current offerings. Platform Logic’s results of operations have been included in our results of operations within the Enterprise Security segment since its date of acquisition. The financial results of Platform Logic are considered insignificant for pro forma financial disclosure.

      The table below provides details of the purchase price allocation. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over their useful lives of three years. The amount allocated to other intangibles includes customer base and is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over its useful life of three years.

					Deferred
		Acquired			Tax	Other Assets
	Purchase	Product		Other	(Liabilities)	(Liabilities),
	Price	Rights	Goodwill	Intangibles	Assets, Net	Net
(In thousands)
TurnTide	$28,184	$4,200	$25,933	$60	$(1,704)	$(305)
@stake	49,037	9,200	21,082	11,100	3,454	4,201
LIRIC	14,827	540	9,300	6,475	(2,105)	617
Platform Logic	30,336	3,900	27,206	50	(599)	(221)

	$122,384	$17,840	$83,521	$17,685	$(954)	$4,292

      The above purchase price allocations are preliminary, primarily pending final determination of deferred tax assets (liabilities). These amounts will be finalized upon filing the acquired company’s final tax return, which will occur within one year of the date of acquisition.

Purchase Price Allocation Adjustments

      During the quarter ended December 31, 2004, we adjusted the purchase price allocations for PowerQuest, which we acquired in December 2003, and for ON Technology, which we acquired in February 2004. We reduced goodwill related to PowerQuest by $6 million, of which $5 million related to the final determination of deferred tax assets upon filing PowerQuest’s final tax return and $1 million related to the true up of liabilities for severance and legal fees. We reduced goodwill related to ON Technology by $16 million related to the final determination of deferred tax assets upon filing ON Technology’s final tax return.

Pending Acquisition

      On December 16, 2004, we announced a definitive agreement with VERITAS Software Corporation (“VERITAS”) under which we would acquire all of the outstanding stock of VERITAS in exchange for 1.1242 shares of Symantec common stock for each outstanding share of VERITAS stock. In addition, we would assume all outstanding VERITAS stock options with an exercise price less than or equal to $49.00 per share, as well as each outstanding option that was granted under certain specified VERITAS option plans, as adjusted in accordance with the exchange ratio. All other outstanding VERITAS stock options would be cancelled. The estimated purchase price is $13 billion, which includes the estimated fair value of Symantec common stock issued and options assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Symantec common stock of $25.87, which was based on an average of the closing prices for a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the proposed transaction. The final purchase price would be determined based upon the number of VERITAS shares and options outstanding at the closing date. VERITAS is a leading independent supplier of storage and infrastructure software products and services. Completion of the transaction is subject to customary closing conditions that include, among

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

others, receipt of required approvals from Symantec and VERITAS stockholders and receipt of required regulatory approvals. The transaction, which is expected to close in the second quarter of calendar year 2005, may not be completed if any of the conditions are not satisfied. Under terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement, and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances. Unless otherwise indicated, the discussions in this document relate to Symantec as a stand-alone entity and do not reflect the impact of the pending business combination transaction with VERITAS.

Note 5.	Acquired Product Rights, Other Intangible Assets and Goodwill

Acquired Product Rights

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
(In thousands)
Acquired product rights:
Developed technology	$243,958	$(159,527)	$84,431
Patents	52,759	(9,230)	43,529
Backlog and Other	14,761	(4,707)	10,054

	$311,478	$(173,464)	$138,014

	March 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
(In thousands)
Acquired product rights:
Developed technology	$202,995	$(128,196)	$74,799
Patents	48,583	(4,252)	44,331
Backlog and Other	4,240	(2,432)	1,808

	$255,818	$(134,880)	$120,938

      On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as acquired product rights and is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over the remaining life of the primary patent, which expires in June 2011.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three-month periods ended December 31, 2004 and 2003, amortization expense for acquired product rights was $13 million and $11 million, respectively. During the nine months ended December 31, 2004 and 2003, amortization expense for acquired product rights was $38 million and $30 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of December 31, 2004:

Fiscal Period:
Last quarter of 2005	$11 million
2006	$43 million
2007	$30 million
2008	$22 million
2009	$16 million
Thereafter	$16 million

Other Intangible Assets

      Other intangible assets are included in Other long-term assets on the Condensed Consolidated Balance Sheets.

	December 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
(In thousands)
Other intangible assets:
Customer base	$36,838	$(6,224)	$30,614
Trade name	7,606	(6,612)	994
Marketing related assets	2,100	(1,269)	831

	$46,544	$(14,105)	$32,439

	March 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
(In thousands)
Other intangible assets:
Customer base	$11,410	$(4,229)	$7,181
Trade name	6,910	(5,345)	1,565
Marketing related assets	2,100	(875)	1,225

	$20,420	$(10,449)	$9,971

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the three-month periods ended December 31, 2004 and 2003, amortization expense for other intangible assets was $2 million and $1 million, respectively. During the nine months ended December 31, 2004 and 2003, amortization expense for other intangible assets was $4 million and $2 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives, is estimated to be the following as of December 31, 2004:

Fiscal Period:
Last quarter of 2005	$2 million
2006	$6 million
2007	$5 million
2008	$5 million
2009	$5 million
Thereafter	$9 million

Goodwill

      Goodwill by segment is as follows:

	Enterprise	Enterprise		Consumer	Total
	Security	Administration	Services	Products	Company
(In thousands)
Balance at March 31, 2004	$738,311	$214,315	$118,801	$9,332	$1,080,759
Goodwill acquired through Brightmail acquisition	271,512	—	—	—	271,512
Goodwill acquired through TurnTide acquisition	25,933	—	—	—	25,933
Goodwill acquired through @stake acquisition	—	—	21,082	—	21,082
Goodwill acquired through LIRIC acquisition	—	—	9,300	—	9,300
Goodwill acquired through Platform Logic acquisition	27,206	—	—	—	27,206
Purchase price adjustments*	(56,407)	(5,570)			(61,977)

Balance at December 31, 2004	$1,006,555	$208,745	$149,183	$9,332	$1,373,815

*	See Note 4 for information on purchase price adjustments.

      Goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist. We completed our annual goodwill impairment test required by SFAS No. 142, Goodwill and Other Intangible Assets, during the March 2004 quarter and determined that there was no impairment of goodwill.

Note 6.	Convertible Subordinated Notes

      On October 24, 2001, we completed a private offering of $600 million 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes were convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $8.54 per share, subject to certain adjustments. We had the right to redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100.0% of stated principal thereafter. Interest was paid semi-annually and we commenced making

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes were being amortized on a straight-line basis through November 1, 2006. We had reserved 70.3 million shares of common stock for issuance upon conversion of the notes.

      On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes and in September 2004 we sent notice to registered holders that all notes would be redeemed November 5, 2004. As of November 4, 2004 (the day prior to the redemption date), substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock. Unamortized debt issuance costs relative to the converted notes were charged to Capital in excess of par value on the Condensed Consolidated Balance Sheet during the three-month period ended December 2004.

Note 7.	Net Income Per Share

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
(In thousands, except per share data)
Basic Net Income Per Share
Net Income	$163,577	$111,476	$416,477	$253,690

Weighted average common shares outstanding during the period	679,032	616,970	644,428	608,548

Basic net income per share	$0.24	$0.18	$0.65	$0.42

Diluted Net Income Per Share
Net Income	$163,577	$111,476	$416,477	$253,690
Interest on convertible subordinated notes, net of tax	1,184	3,598	8,380	10,794

Net income, as adjusted	164,761	115,074	424,857	264,484

Weighted average common shares outstanding during the period	679,032	616,970	644,428	608,548
Shares issuable from assumed exercise of options	37,079	37,090	37,997	34,688
Shares issuable from assumed conversion of convertible subordinated notes	26,256	70,298	55,602	70,298
Shares issuable from restricted stock	79	—	26	—

Total shares for purposes of calculating diluted net income per share	742,446	724,358	738,053	713,534

Diluted net income per share	$0.22	$0.16	$0.58	$0.37

      For the three and nine-month periods ended December 31, 2004, 0.2 million and 2.3 million shares, respectively, issuable from the assumed exercise of options were excluded from the computation of diluted net income per share as their effect would be anti-dilutive. For the three and nine-month periods ended December 31, 2003, 0.5 million and 3.5 million shares, respectively, issuable from the assumed exercise of options were excluded from the computation of diluted net income per share as their effect would be anti-dilutive.

Note 8.	Stock Transactions

      Our Board of Directors has previously authorized repurchases of Symantec common stock. During each of the June 2004, September 2004, and December 2004 quarters we repurchased $60 million worth of common stock under our Rule 10b5-1 repurchase plan. During the three-month period ended December 2004,

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we repurchased 2.0 million shares at prices ranging from $28.38 to $30.77 per share. During the three-month period ended September 2004, we repurchased 2.6 million shares at prices ranging from $21.42 to $24.09 per share. During the three-month period ended June 2004, we repurchased 2.6 million shares at prices ranging from $22.46 to $24.62 per share. No shares were repurchased during the December 2003, September 2003 and June 2003 quarters.

      On October 19, 2004, our Board of Directors increased the dollar amount of the company’s authorized stock repurchase program by $300 million, without any specific limit on the number of shares to be repurchased. The company’s repurchases under this program, pending the completion of the proposed merger with VERITAS Software Corporation, will be subject to regulatory limitations that will reduce the level of quarterly repurchases below the previously announced $60 million per quarter. As of December 31, 2004, $487 million remained authorized for future repurchases.

      On October 19, 2004, our Board of Directors approved a two-for-one stock split to be effected as a stock dividend. Stockholders of record at the close of business on November 11, 2004 were issued one additional share of common stock for each share owned as of that date. An additional 353 million shares resulting from the stock dividend were issued in book-entry form on November 30, 2004.

      On October 20, 2004, we issued 200,000 restricted shares to our Senior Vice President of Finance and Chief Financial Officer, at a purchase price per share of $0.01 (par), vesting 50% at each anniversary date beginning October 20, 2005. The market value of the common stock on the date of grant, less par, was recorded in Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet during the three-month period ended December 2004. The deferred stock-based compensation is being amortized over the two-year service period. We recorded amortization expense of $461,000 for the three months ended December 31, 2004.

      On September 15, 2004, our stockholders approved the adoption of our amended and restated certificate of incorporation, which increased the number of authorized shares of common stock from 900,000,000 to 1,600,000,000.

Note 9.	Restructuring

      During the three-month period ended September 2004, we recorded a restructuring charge of $2 million relative to a change in facts and circumstances associated with prior period restructuring plans as noted below.

      During the three-month period ended June 2004, we recorded $1 million of costs for severance, associated benefits and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of engineering and development functions. During the three-month period ended September 2004, we recorded an increase to the June 2004 restructuring provision of $1 million to include the cost of excess facilities and equipment in Berlin, resulting from the relocation of engineering and development functions. As of December 31, 2004, substantially all of the costs were paid.

      Accruals for restructuring reserves relating to the fiscal 2004 and fiscal 2003 restructuring plans were substantially paid out as of June 30, 2004.

      As of March 31, 2004, we had a restructuring reserve accrual related to our fiscal 2002 restructuring plan of $3 million, including the cost of excess facilities in Europe and Eugene, Oregon, net of sublease income. In the September 2004 quarter, the sublease tenant terminated the sublease agreement for the facilities in Oregon and we increased the restructuring provision by $1 million. During the nine months ended December 31, 2004, we paid $1 million, leaving a reserve balance included in Other accrued expenses in the Condensed Consolidated Balance Sheet of $3 million as of December 31, 2004. We expect the remaining reserve balance will be paid by the end of fiscal 2006.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Litigation

      On August 26, 2004, SRI International, Inc. filed a lawsuit against us in the United States District Court, District of Delaware, alleging that unspecified Symantec products, including ManHunt, infringed four patents owned by SRI. The lawsuit requests damages, injunctive relief, costs and attorneys’ fees. We intend to defend the action vigorously.

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

      On March 28, 2003, Ronald Pearce filed a lawsuit on behalf of himself and purportedly on behalf of the general public of the United States and Canada in the California Superior Court, Santa Clara County, alleging violations of California Business and Professions Code section 17200 and false advertising in connection with our WinFax™Pro product. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorney fees. We intend to defend the action vigorously.

      On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah, alleging that unspecified Symantec products, including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requests damages, injunctive relief, costs and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and, in February 2003, the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case. In April 2004, we filed a lawsuit against Altiris in the United States District Court, Eastern District of Texas, alleging that several Altiris products infringe three patents owned by Symantec, and Altiris filed counterclaims based on additional patents. We intend to defend the actions vigorously in those matters where we are a defendant.

      Symantec has an active anti-piracy program designed to enforce copyright and trademark protection of our software. Portions of this program are handled internally or through counsel, and portions are handled on our behalf by the Business Software Alliance (“BSA”). A significant part of this program includes working with law enforcement agencies or civil litigation against alleged infringers. Such activities sometimes lead to claims alleging improper use of the legal process or violation of other local law. This type of claim has recently increased in frequency, especially in Latin American countries. To date, none of such claims has resulted in material damages and the Company does not believe that any such pending claims, individually or in the aggregate, will result in a material adverse effect on our future results of operations, cash flows or financial position.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Segment Information

      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services and Other.

      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop PCs, laptops and handhelds. Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of other intangible assets, and other assets and charges, such as acquired in-process research and development, patent settlements, amortization of deferred stock-based compensation, and restructuring which are not charged to the other operating segments.

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

Segment Information

	Consumer	Enterprise	Enterprise			Total
	Products	Security	Administration	Services	Other	Company
(In thousands)
Three months ended December 31, 2004
Net revenues	$360,591	$241,228	$77,783	$15,576	$46	$695,224
Operating income (loss)	237,720	50,427	35,465	(5,362)	(90,181)	228,069
Depreciation & amortization expense	873	4,097	831	362	21,427	27,590
Three months ended December 31, 2003
Net revenues	$242,448	$186,671	$53,258	$11,359	$169	$493,905
Operating income (loss)	151,925	34,873	36,636	(1,935)	(67,915)	153,584
Depreciation & amortization expense	969	3,798	73	1,446	22,528	28,814
Nine months ended December 31, 2004
Net revenues	$954,286	$671,576	$206,237	$37,851	$221	$1,870,171
Operating income (loss)	618,564	146,039	90,087	(12,645)	(254,601)	587,444
Depreciation & amortization expense	2,708	12,816	1,765	2,124	69,046	88,459
Nine months ended December 31, 2003
Net revenues	$603,006	$528,837	$151,238	$30,245	$368	$1,313,694
Operating income (loss)	359,934	100,054	108,999	(7,446)	(212,879)	348,662
Depreciation & amortization expense	2,729	10,676	244	4,173	66,625	84,447

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Cumulative Adjustment to Net Revenues and Deferred Revenue

      In August 2004, during a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices for foreign currency sales, which serves as the basis for our deferral. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any relevant prior period. To correct this error, we booked the cumulative $20 million as a reduction in Net revenues in the Condensed Consolidated Statement of Income and a corresponding $20 million increase in Current deferred revenue on the Condensed Consolidated Balance Sheet during the three-month period ended June 2004. We expect to recognize as revenue substantially all of the $20 million of current deferred revenue in the last quarter of fiscal 2005.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

      The discussion following below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 34. We encourage you to read that section carefully. All Symantec share and per share amounts in this Form 10-Q retroactively reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004.

Critical Accounting Estimates

      We believe there have been no significant changes in our critical accounting estimates during the nine months ended December 31, 2004 as compared to what was previously disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

      Our net income was $164 million for the three-month period ended December 2004, as compared to $111 million in the December 2003 quarter, representing a 47% increase in profitability. For the nine months ended December 2004, our net income was $416 million, as compared to $254 million during the comparable period last year. The increased profitability is primarily a result of continued top-line revenue growth of over 40% year over year, offset in part by an increase in operating expenses largely attributable to an increase in employee headcount and related compensation. As of December 31, 2004, employee headcount had increased by approximately 25% from the December 2003 quarter end. Of this increase, approximately 70% was due to the growth of the company and approximately 30% was due to business acquisitions.

      The three and nine-month periods ended December 2004 delivered global revenue growth across all of our operating segments and geographic regions, as compared to the prior year. The overall growth is partly attributable to the continued increase in vulnerabilities, Internet attacks and malicious code activity coupled with a growing level of awareness of these threats around the world and may not be sustainable, as compared to the same period last year which was positively to the numerous security threat outbreaks, including the Beagle, Welchia, Blaster, Sobig, MyDoom and Netsky viruses, coupled with a growing level of awareness of these threats around the world. In September 2004, we issued our sixth semi-annual Internet Security Threat Report. The study documented approximately 4,500 new viruses and worms, representing four and one half times the number from the same period last year. This study indicates that the virus and malicious code environment continues to be a driver for our business.

      Business acquisitions that enhance our technology offerings continue to contribute to the growth of our business. Products formerly associated with PowerQuest and ON Technology, which were acquired in the second half of fiscal 2004, and Brightmail, acquired in the June 2004 quarter, contributed to the growth of our enterprise business during the three and nine-month periods ended December 2004, as compared to the prior year.

      During the nine months ended December 31, 2004, we acquired the following businesses:

•	On June 21, 2004, we acquired Brightmail, a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises, for $318 million in cash and assumed stock options.

•	On July 7, 2004, we acquired TurnTide, a developer of anti-spam routers, for $28 million in cash.

•	On October 7, 2004, we acquired @stake, a digital security company that helps corporations secure their critical infrastructure and applications, for $49 million in cash.

•	On October 11, 2004, we acquired LIRIC Associates, a UK-based consultancy firm that offers expertise in assessing the security needs of highly complex global networks and designing the architecture and policies to secure these networks, for $15 million in cash.

•	On December 9, 2004, we acquired Platform Logic, a technology company that had developed a single host intrusion prevention product, for $30 million in cash.

      On December 16, 2004, we announced a definitive agreement with VERITAS Software Corporation (“VERITAS”) under which we would acquire all of the outstanding stock of VERITAS in exchange for 1.1242 shares of Symantec common stock for each outstanding share of VERITAS stock. In addition, we would assume all outstanding VERITAS stock options with an exercise price less than or equal to $49.00 per share, as well as each outstanding option that was granted under certain specified VERITAS option plans, as adjusted in accordance with the exchange ratio. All other outstanding VERITAS stock options would be cancelled. The estimated purchase price is $13 billion, which includes the estimated fair value of Symantec common stock issued and options assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Symantec common stock of $25.87, which was based on an average of the closing prices for a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the proposed transaction. The final purchase price would be determined based upon the number of VERITAS shares and options outstanding at the closing date. VERITAS is a leading independent supplier of storage and infrastructure software products and services. Completion of the transaction is subject to customary closing conditions that include, among others, receipt of required approvals from Symantec and VERITAS stockholders and receipt of required regulatory approvals. The transaction, which is expected to close in the second quarter of calendar year 2005, may not be completed if any of the conditions are not satisfied. Under terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement, and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances. Unless otherwise indicated, the discussions in this document relate to Symantec as a stand-alone entity and do not reflect the impact of the pending business combination transaction with VERITAS.

      Finally, strength in major foreign currencies positively impacted our international revenue growth during the three and nine-month periods ended December 2004 by $26 million and $61 million, respectively, as compared to the comparable periods last year.

      As we look ahead, the continued increase in deferred revenue enhances our visibility to future revenue streams. As of December 31, 2004, deferred revenue was $1,294 million, a 49% increase from the December 2003 quarter. Deferred revenue contributed approximately 60% and 62% to our total net revenues realized during the three and nine-month periods ended December 2004, respectively.

Results of Operations

Total Net Revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Net revenues	$695,224	$493,905	$1,870,171	$1,313,694
Period over period increase	$201,319		$556,477
	41%		42%

      Net revenues increased in the three and nine-month periods ended December 2004 as compared to the same periods last year due primarily to an increase in sales of our consumer and enterprise security products. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions. We believe that a significant portion of the growth in demand was attributable to the continued increase in vulnerabilities, Internet attacks and malicious code activity coupled with a growing level of awareness around the world, and may not be sustainable.

Net Revenues from our Consumer Products Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Consumer Products revenues	$360,591	$242,448	$954,286	$603,006
Percentage of total net revenues	52%	49%	51%	46%
Period over period increase	$118,143		$351,280
	49%		58%

      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. We believe that a significant portion of the increase in revenues from our Consumer Products segment was attributable to the continued increase in vulnerabilities, Internet attacks and malicious code activity coupled with a growing level of awareness of these threats around the world and may not be sustainable. Specifically, the increase in our Consumer Products revenue was due primarily to an increase of $63 million and $176 million in sales of our Norton Internet Security products, a comprehensive security solution, and an increase of $48 million and $160 million in sales of our Norton AntiVirus products during the three and nine-month periods ended December 2004, respectively, as compared to the prior year. We also experienced growth in our electronic distribution channel, including original equipment manufacturer (OEMs) subscription renewals, which contributed to the increase in sales.

Net Revenues from our Enterprise Security Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Enterprise Security revenues	$241,228	$186,671	$671,576	$528,837
Percentage of total net revenues	35%	38%	36%	40%
Period over period increase	$54,557		$142,739
	29%		27%

      Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop PCs, laptops and handhelds. Revenue from our Enterprise Security segment increased due primarily to an increase of $38 million and $117 million in sales of our antivirus product during the three and nine-month periods ended December 2004, respectively, as compared to the prior year periods. In addition, revenue from our Enterprise Security segment increased during the three and nine-month periods ended December 2004, as compared to the prior year, due to sales of AntiSpam products formerly associated with Brightmail, which we acquired in June 2004.

Net Revenues from our Enterprise Administration Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Enterprise Administration revenues	$77,783	$53,258	$206,237	$151,238
Percentage of total net revenues	11%	11%	11%	12%
Period over period increase	$24,525		$54,999
	46%		36%

      Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Revenue from our Enterprise Administration segment increased during the three and nine-month periods ended December 2004, as compared to the prior year, due to sales of products formerly associated with PowerQuest and ON Technology, which were acquired in the second half of fiscal 2004. The additional sales were offset, in part, by a continued decline in sales of our pcAnywhere product during the three and nine-month periods ended December 2004. We expect sales of our pcAnywhere product to continue to decline in the future.

Net Revenues from our Services Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Services revenues	$15,576	$11,359	$37,851	$30,245
Percentage of total net revenues	2%	2%	2%	2%
Period over period increase	$4,217		$7,606
	37%		25%

      Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. The increase in revenue from our services segment during the three and nine-month periods ended December 2004, as compared to the prior year, was due to increases in both our consulting services and managed security services. In addition, revenue from our Services segment increased during the three and nine-month periods ended December 2004, as compared to the prior year, due to the @stake, Inc. and LIRIC Associates acquisitions. We expect our Services revenue will continue to increase in the future.

Net Revenues from our Other Segment

      Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three and nine-month periods ended December 2004 and 2003 were insignificant.

Geographic Net Revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Americas (U.S., Canada, Latin America)	$358,795	$258,260	$998,378	$713,432
Percentage of total net revenues	51%	52%	53%	54%
EMEA (Europe, Middle East, Africa)	$241,287	$173,308	$612,155	$431,274
Percentage of total net revenues	35%	35%	33%	33%
Japan/ Asia Pacific	$95,142	$62,337	$259,638	$168,988
Percentage of total net revenues	14%	13%	14%	13%

      The increase in net revenues in international regions was due to increased sales of our Norton Internet Security and Norton AntiVirus products in our Consumer Products segment and our antivirus product in our Enterprise Security segment in those regions. We believe this increase in sales is attributable to increased customer awareness related to security threats. In addition, strength in major foreign currencies positively impacted our international revenue growth during the three and nine-month periods ended December 2004 by $26 million and $61 million, respectively, as compared to the comparable periods last year. The strength in foreign currencies is due primarily to the strength of the Euro and Sterling. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Gross Profit

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Gross profit	$573,726	$406,297	$1,539,193	$1,083,698
Gross Margin	83%	82%	82%	82%

      Gross profit represents net revenues less cost of revenues. Cost of revenues consist primarily of payments to (OEMs) under revenue sharing arrangements, costs for producing manuals and CDs, fee-based technical support costs, costs of services, amortization of acquired product rights, royalties paid to third parties under technology licensing agreements, packaging costs, and manufacturing expenses.

      Gross margin slightly increased during the December 2004 quarter as compared to the December 2003 quarter and remained flat during the nine months ended December 31, 2004 and 2003. The slight increase in gross margin is attributable to lower direct material costs offset in part by higher OEM payments and the change in product mix within our Enterprise Administration segment, where sales of our higher margin pcAnywhere product are being replaced with sales of products formerly associated with PowerQuest and ON Technology. We expect sales of our pcAnywhere product to continue to decline in the future. In addition, we anticipate that our net revenues from our Services segment may grow and comprise a higher percentage of our total net revenues, in which case our gross margin would likely decrease, as our services typically have higher cost of revenues than our software products.

Acquired Product Rights

      Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Acquired product rights are comprised of developed technologies, patents and revenue-related order backlog and contracts from acquired companies. Amortization of acquired product rights was $13 million and $38 million during the three and nine-month periods ended December 2004, respectively, as compared to $11 million and $30 million during the comparable 2003 periods, respectively. The increased amortization during the three-month period as compared to the prior year, is primarily associated with the

Brightmail acquisition in June 2004. The increased amortization during the nine-month period ended December 2004, as compared to the prior year, is primarily associated with the Brightmail acquisition in June 2004 and the PowerQuest acquisition in December 2003. For further discussion of acquired product rights and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Sales and Marketing Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Sales and marketing	$226,577	$167,014	$616,395	$464,556
Percentage of total net revenues	33%	34%	33%	35%

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

Research and Development Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Research and development	$85,289	$61,885	$241,989	$182,086
Percentage of total net revenues	12%	13%	13%	14%

      The increase in research and development expenses was due primarily to increases in employee headcount and related compensation and in overhead costs due to the growth of the company, including business acquisitions completed in the second half of fiscal 2004 and the first quarter of fiscal 2005.

General and Administrative Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
General and administrative	$29,910	$21,712	$81,773	$69,258
Percentage of total net revenues	4%	4%	4%	5%

      General and administrative expenses increased due to increases in employee headcount and related compensation due to the growth of the company. The nine-month period ended December 2003 included legal costs incurred during the June 2003 quarter related to the Hilgraeve, Inc. v. Symantec Corporation patent litigation that was settled in the September 2003 quarter.

Amortization of Other Intangibles from Acquisitions

      Other intangibles from acquisitions are comprised of customer base and trade names. Amortization of other intangibles from acquisitions was $2 million and $1 million during the three-month periods ended December 31, 2004 and 2003, respectively, and approximately $4 million and $2 million during the nine-month periods then ended. The increased amortization during the three and nine-month periods ended December 2004, as compared to the prior year, is primarily associated with the Brightmail acquisition in June 2004 and the ON Technology acquisition in February 2004. For further discussion of other intangibles from acquisitions and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

Amortization of Deferred Stock-based Compensation

      In connection with the acquisition of Brightmail in June 2004, we assumed unvested Brightmail stock options in exchange for unvested options to purchase Symantec common stock. The intrinsic value of the assumed unvested stock options was $21 million and represented deferred stock-based compensation. During the September 2004 quarter, we reduced deferred stock-based compensation by $1 million as a result of the cancellation of a portion of those options upon employee terminations. We recorded amortization of deferred stock-based compensation of $580,000 and $1,219,000 million during the three and nine-month periods ended December 2004, respectively.

      On October 20, 2004, we issued 200,000 restricted shares to our Senior Vice President of Finance and Chief Financial Officer, at a purchase price per share of $0.01 (par), vesting 50% at each anniversary date beginning October 20, 2005. The market value of the common stock on the date of grant, less par, was $5 million and was recorded in Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet during the three-month period ended December 2004. The deferred stock-based compensation is being amortized over the two-year service period beginning in October 2004. We recorded amortization of stock-based compensation of $461,000 during the three-month period ended December 31, 2004.

Acquired In-process Research and Development

      During the three-month period ended December 2004, we wrote off an additional $1 million of in-process research and development in connection with our acquisition of Brightmail, completed in June 2004, as a result of revising the preliminary purchase price allocation from the amounts previously reported due to refining various estimates. During the three-month period ended December 2003, we wrote off $2 million of in-process research and development in connection with our acquisition of Powerquest, completed in December 2003. During the nine-month period ended December 2004, we wrote-off $3 million of in-process research and development in connection with our acquisition of Brightmail, completed in June 2004, and during the nine-month period ended December 2003, we wrote-off $3 million of in-process research and development in connection with our acquisition of Powerquest, completed in December 2003 and Nexland, completed in July 2003. The in-process research and development was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. The Brightmail in-process research and development related to the third generation of Brightmail’s anti-spam product offering. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Restructuring

      During the three-month period ended September 2004, we recorded a restructuring charge of $2 million relative to a change in facts and circumstances associated with prior period restructuring plans as noted below.

      During the three-month period ended June 2004, we recorded $1 million of costs for severance, associated benefits and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of engineering and development functions. During the three-month period ended September 2004, we recorded an increase to the June 2004 restructuring provision of $1 million to include the cost of excess facilities and equipment in Berlin, resulting from the relocation of engineering and development functions. As of December 31, 2004, substantially all of the costs were paid.

      Accruals for restructuring reserves relating to the fiscal 2004 and fiscal 2003 restructuring plans have been substantially paid out as of June 30, 2004.

      As of March 31, 2004, we had a restructuring reserve accrual related to our fiscal 2002 restructuring plan of $3 million, including the cost of excess facilities in Europe and Eugene, Oregon, net of sublease income. In the September 2004 quarter, the sublease tenant terminated the sublease agreement for the facilities in Oregon and we increased the restructuring provision by $1 million. During the nine months ended December 31, 2004, we paid $1 million, leaving a reserve balance included in Other accrued expenses in the Condensed Consolidated Balance Sheets of $3 million as of December 31, 2004. We expect that the remaining reserve balance will be paid by the end of fiscal 2006.

Patent Settlement

      On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as acquired product rights and is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over the remaining life of the primary patent, which expires in June 2011.

Non-operating Income and Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Interest income	$13,340	$9,184	$33,516	$28,088
Interest expense	(1,741)	(5,291)	(12,323)	(15,873)
Income, net of expense, from sale of technologies and product lines	—	5,215	—	9,541
Other income, net	14	618	999	580

Total non-operating income	$11,613	$9,726	$22,192	$22,336
Percentage of total net revenues	2%	2%	1%	2%

      The increase in interest income was due primarily to a higher average investment balance during the three and nine-month periods ended December 2004, as compared to the prior year.

      Interest expense during the three and nine-month periods ended December 2004 and 2003 was related to the 3% convertible subordinated notes. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock or redeemed for cash. We will not incur further interest expense with respect to these notes as a result of the conversion.

      Income, net of expense, from sale of technologies and product lines in the three and nine-month periods ended December 2003 primarily related to royalty payments received in connection with the licensing of substantially all of the ACT! product line technology. In December 2003, Interact purchased this technology from us.

      Other income, net was comprised of individually insignificant amounts during each of the three and nine-month periods ended December 2004 and 2003.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2004	2003	2004	2003
($ in thousands)
Provision for income taxes	$76,105	$51,834	$193,159	$117,308
Effective income tax rate	32%	32%	32%	32%

      The effective tax rate for the three and nine-month periods ended December 2004 and 2003 is lower than the U.S. Federal and state combined statutory rate primarily due to a lower statutory tax rate on income generated by our Irish subsidiary.

      Realization of our net deferred tax assets as of December 31, 2004 is dependent primarily upon future United States taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized, based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Business Risk Factors set forth in this Form  10-Q. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.

American Jobs Creation Act of 2004-Repatriation of Foreign Earnings

      The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October  22, 2004, allows us to repatriate earnings from our foreign subsidiaries at a reduced tax rate. Under the Jobs Act, we may elect, for one taxable year, an 85% dividends received deduction for eligible dividends from our foreign subsidiaries. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that qualify for the temporary deduction is $500 million. We may elect to apply this provision to qualifying earnings repatriations in either fiscal 2005 or fiscal 2006.

      We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that we are considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million. We anticipate the issuance of further regulatory guidance and, possibly, the passage of statutory technical corrections with respect to certain provisions in the Jobs Act subject to such regulatory guidance or technical corrections, we are likely to repatriate amounts in the high end of the range. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, during our fourth quarter of fiscal 2005.

      We are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for either fiscal 2005 or fiscal 2006, the amount of our indefinitely reinvested foreign earnings, or the amount of our deferred tax liability with respect to foreign earnings. If we were to repatriate the maximum amount eligible for the temporary deduction, which is $500 million, from foreign earnings that were previously indefinitely reinvested, we estimate we would accrue an additional tax expense of between $35 million and $55 million, depending primarily on the outcome of expected future technical corrections. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability had been previously accrued (that is, on non-indefinitely reinvested earnings).

Liquidity and Capital Resources

	Nine Months Ended
	December 31,

	2004	2003
(In thousands)
Net cash provided by (used in):
Operating activities	$853,281	$562,677
Investing activities	(1,029,532)	(331,756)
Financing activities	(38,971)	151,459
Effect of exchange rate fluctuations on cash and cash equivalents	33,350	42,864

Increase (decrease) in cash and cash equivalents	$(181,872)	$425,244

      Our principal source of liquidity as of December 31, 2004 is our existing cash, cash equivalents and short-term investments of $2.9 billion, as well as cash that we generate over time from our operations. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating Activities

      Net cash provided by operating activities during the nine months ended December 2004 resulted largely from net income of $416 million, plus non-cash depreciation and amortization charges of $88 million and the income tax benefit from employee stock plans of $84 million. Deferred revenue increased by $253 million, offset by an increase in accounts receivable of $35 million. In addition income taxes payable increased by $58 million.

      Net cash provided by operating activities during the nine months ended December 2003 resulted largely from net income of $254 million, plus non-cash depreciation and amortization charges of $84 million and the income tax benefit from employee stock plans of $50 million. Deferred revenue increased by $229 million, offset by an increase in accounts receivable of $53 million. In addition, income taxes payable increased by $34 million.

Investing Activities

      Net cash used in investing activities during the nine months ended December 2004 was primarily the result of payments for business acquisitions of $423 million, of which $298 million related to the acquisition of Brightmail, and net purchases of short-term investments of $536 million. Net cash used in investing activities during the nine months ended December 2003 was primarily the result of payments for business acquisitions and purchased intangible assets of $242 million and purchases of capital equipment of $83 million.

Financing Activities

      During the nine months ended December 2004 and 2003, we received $141 million and $151 million in cash, respectively, from the sale of our common stock through employee benefit plans. In addition, during the nine months ended December 2004, we repurchased 7.2 million shares of our common stock for $180 million in connection with our repurchase plan under Rule 10b5-1 previously approved by our Board of Directors.

      On October 19, 2004, our Board of Directors increased the dollar amount of the company’s authorized stock repurchase program by $300 million, without any specific limit on the number of shares to be repurchased. The company’s repurchases under this program, pending the completion of the proposed merger with VERITAS Software Corporation, will be subject to regulatory limitations that will reduce the level of quarterly repurchases below the previously announced $60 million per quarter. As of December 31, 2004, $487 million remained authorized by our Board of Directors for future repurchases.

Contractual Obligations and Off-Balance Sheet Arrangements

Pending Merger

      On December 16, 2004, we announced a definitive agreement with VERITAS Software Corporation (“VERITAS”) under which we would acquire all of the outstanding stock of VERITAS in exchange for 1.1242 shares of Symantec common stock for each outstanding share of VERITAS stock. The transaction, which is expected to close in the second quarter of calendar year 2005, is subject to customary closing conditions. Under certain terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement, and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances.

Convertible Subordinated Notes

      On October 24, 2001, we completed a private offering of $600 million 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes were convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $8.54 per share, subject to certain adjustments. We had the right to redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005 and 100.0% of stated principal thereafter. Interest was paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes were being amortized on a straight-line basis through November 1, 2006. We had reserved 70.3 million shares of common stock for issuance upon conversion of the notes.

      On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes and in September 2004 we sent notice to registered holders that all notes would be redeemed November 5, 2004. As of November 4, 2004 (the day prior to the redemption date), substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock. Unamortized debt issuance costs relative to the converted notes were charged to Capital in excess of par value on the Condensed Consolidated Balance Sheet during the three-month period ended December 2004.

Purchase Obligations

      We enter into purchase obligations in the normal course of our business. As of December 31, 2004, we had total purchase obligations of approximately $98 million, compared with $58 million at March 31, 2004, as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of fiscal 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See Note 1 Stock-Based Compensation for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In October 2004, the FASB issued Emerging Issues Task Force Issue No. 04-1 (“EITF 04-1”), “Accounting for Preexisting Relationships between the Parties to a Business Combination,” which provides new guidance for the accounting for preexisting relationships between the parties to a business combination. Additionally, EITF 04-1 includes additional disclosure requirements for business combinations between parties with a preexisting relationship. EITF 04-1 is effective for fiscal periods beginning after October 13, 2004. We do not expect the adoption of EITF 04-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In June 2004, the FASB issued EITF Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-1 did not have a material impact on our consolidated financial statements. We do not expect the accounting provisions of EITF 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

Business Risk Factors

      There are numerous risks associated with our recent entry into an agreement to merge with VERITAS Software. On December 16, 2004 we announced that we had entered into an agreement to merge with VERITAS Software in a transaction where VERITAS would become our wholly-owned subsidiary and the outstanding shares of VERITAS common stock would convert into the right to receive shares of our common stock representing approximately 40% of our outstanding shares following the merger. There are numerous risks associated with our having entered into this agreement, including the following:

We cannot assure you that all conditions to the merger will be completed and the merger consummated. The merger is subject to the satisfaction of closing conditions, including the approval of our and VERITAS’ stockholders, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting and advisory fees, which must be paid even if the merger is not completed or the payment of a large termination fee to VERITAS under specified circumstances. If the merger is not completed, the market price of our common stock could decline.

Completion of the merger may result in dilution of per share operating results. The completion of the merger may not result in improved per share operating results of Symantec or a financial condition superior to that which would have been achieved by Symantec on a stand-alone basis. The merger could fail to produce the benefits that the we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of per-share earnings of Symantec as compared to the per-share earnings that would have been achieved by Symantec if the merger had not occurred.

If we and VERITAS Software fail to successfully integrate our operations, the combined company may not realize the potential benefits of the merger. If the merger is completed, the integration of Symantec and VERITAS will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the merger. Following the merger, Symantec and VERITAS must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs and delays involved in integrating these operations:

•	failure to successfully manage relationships with customers and other important relationships;

•	failure of customers to accept new services or to continue using the products and services of the combined company;

•	difficulties in successfully integrating the management teams and employees of Symantec and VERITAS;

•	challenges encountered in managing larger, more geographically dispersed operations;

•	the loss of key employees;

•	diversion of the attention of management from other ongoing business concerns;

•	potential incompatibility of technologies and systems; and

•	potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger; and

•	potential incompatibility of business cultures.

If the combined company’s operations after the merger do not meet the expectations of existing customers of Symantec or VERITAS, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.

Costs associated with the merger are difficult to estimate, may be higher than expected and may harm the financial results of the combined company. We will incur substantial direct transaction costs associated with the merger, and additional costs associated with consolidation and integration of operations. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.

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

•	Reduced demand for any given product;

•	Uncertainty about, and customer confidence in, current economic conditions;

•	Unfavorable fluctuations in foreign currency exchange rates;

•	The market’s transition between new releases of operating systems;

•	The introduction of competitive products;

•	Seasonality in the end-of-period buying patterns of foreign and domestic software customers; and

•	The timing of announcements and releases of new or enhanced versions of our products and product upgrades.

      In addition, during recent quarters, our operating results were materially affected by non-standard charges, including the following:

•	Deferred stock-based compensation;

•	Acquired in-process research and development;

•	Restructuring;

•	Litigation settlements; and

•	Asset impairment charges primarily related to equity investments and fixed assets.

      Any volatility in our quarterly operating results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our common stock or securities convertible into or exercisable for our common stock.

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

      We have grown, and may continue to grow, through acquisitions that give rise to risks that could adversely affect our future operating results. We completed one acquisition in each of the June and September 2004 quarters, three acquisitions in the December 2004 quarter, four acquisitions each during fiscal 2004 and fiscal 2003. In December 2004, we also announced the proposed merger with VERITAS software. We will likely pursue other acquisitions in the future. Integrating acquired businesses has been and will continue to be a complex, time consuming and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and assimilate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements. We may face difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.

      Our acquisitions may cause us to recognize substantial amounts of goodwill and other intangible assets that will be subject to impairment testing and amortization, and we may assume liabilities. In addition, acquisitions may result in substantial restructuring and other related expenses and write-offs of acquired in-

process research and development costs. Further, we may need to issue equity or incur additional debt to finance future acquisitions, which could be dilutive to our existing stockholders or could increase our leverage. Any of these and other factors could harm our ability to achieve anticipated levels of profitability from acquired operations or to realize other anticipated benefits of an acquisition. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition.

      Introduction and integration of new products and technologies may adversely affect our financial results. We continue to introduce new products and we have recently introduced newly acquired products and products incorporating newly acquired technology related to the following business acquisitions:

•	On December 9, 2004, we completed the acquisition of Platform Logic, Inc., a provider of a host protection suite designed to protect systems through behavior controls as opposed to attack signature-based controls.

•	On July 7, 2004, we completed the acquisition of TurnTide, Inc., the developer of the industry’s first antispam router.

•	On June 21, 2004, we completed the acquisition of Brightmail, Incorporated, a developer of e-mail services and software for application service providers, Internet service providers, portals and enterprises.

•	On February 13, 2004, we completed the acquisition of On Technology Corp., a provider of solutions that enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks.

•	On December 5, 2003, we completed the acquisition of PowerQuest Inc., a global provider of automated deployment and recovery solutions for corporations and individual users.

•	On October 15, 2003 we acquired SafeWeb, Inc., a provider of SSL VPN appliances.

•	On July 17, 2003, we completed the acquisition of Nexland, Inc., a technology driven Internet security company whose Internet Protocol based networking appliances are installed at enterprise branches and telecommuter offices worldwide.

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

      We are exposed to fluctuations in foreign currency exchange rates, which could adversely affect our financial results. A significant portion of our manufacturing costs and operating expenses result from transactions outside of the United States, often in foreign currencies. International sales comprised approximately 54%, 52%, 50%, 52%, 49% and 47% of our total sales in the December 2004 quarter, September 2004 quarter, June 2004 quarter, fiscal 2004, 2003 and 2002, respectively. Although our operating results have recently been positively affected by changes in foreign currency rates, our future operating results will continue to be subject to fluctuations in foreign currency rates, and we may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

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

      If we are unable to attract and retain personnel in a competitive marketplace, or if we lose key employees, the growth and success of our business could be adversely affected. We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales, marketing, financial and technical personnel. We also believe that our success depends on the continued service of key employees, and the failure to retain such personnel could have an adverse effect on our business. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Increases in shares available for issuance under our equity compensation plans require stockholder approval in many cases, and institutional stockholders, or stockholders generally, may not approve future increases. Additionally, the FASB has issued a new standard that requires companies to include compensation expense in their statement of operations relating to the issuance of employee stock options. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel.

      We are dependent upon certain partners to distribute our products and we would be adversely affected if these relationships terminate or diminish. A large portion of our enterprise sales are made through value-

added and other resellers, and a large portion of our consumer sales are made through the retail distribution channel. Reliance on these channels subjects us to events that cause unpredictability in demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods. Our distribution partners may also offer our competitors’ products. Their decisions to sell our products are partly a function of pricing, terms and special promotions offered by our competitors and other factors that we do not control and cannot predict. Our agreements with partners are generally nonexclusive and may be terminated by them or by us without cause. We would be adversely affected if companies in our partner program chose to sell greater amounts of competitive offerings relative to the amount they sell of our offerings.

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

      Piracy of our software may have a significant adverse impact on our net revenues. Although we are unable to quantify the extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect revenue domestically, lost revenue is believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Business Software Alliance in their efforts to combat piracy. However, these efforts may not prevent the piracy of our products.

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

      We believe there have been no significant changes in our market risk exposures during the nine months ended December 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

      (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Information with respect to this Item may be found in Note 10 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      Stock repurchases during the three-month period ended December 31, 2004 were as follows:

			Total Number of
	Total		Shares Purchased	Dollar Value of
	Number	Average	Under Publicly	Shares that May
	of Shares	Price Paid	Announced Plans	yet Be Purchased
	Purchased	per Share	or Programs	Under the Plan

October 2, 2004 to October 29, 2004	511,000	$29.34	511,000	$532million
October 30, 2004 to November 26, 2004	1,498,890	$30.00	1,498,890	$487million
November 27, 2004 to December 31, 2004	—	—	—	$487million
TOTAL	2,009,890	$29.83	2,009,890

      On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, the Board of Directors increased the dollar amount of the Company’s authorized stock repurchase program from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. On October 19, 2004, our Board of Directors increased the dollar amount of the company’s authorized stock repurchase program by $300 million, without any specific limit on the number of shares to be repurchased. The company’s repurchases under this program, pending the completion of the proposed merger with VERITAS Software Corporation, will be subject to regulatory limitations that will reduce the level of quarterly repurchases below the previously announced $60 million per quarter.

      During the three-month period ended December 2004, we repurchased 2.0 million shares at prices ranging from $28.38 to $30.77 per share. As of December 31, 2004, $487 million remained authorized by our Board of Directors for future repurchases.

Item 6.	Exhibits

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Offer Letter dated January 12, 2004 to Thomas W. Kendra					X

10.02	Symantec Corporation Executive Retention Plan					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 4, 2005

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson

John W. Thompson
Chairman and Chief Executive Officer

By:	/s/ Gregory E. Myers

Gregory E. Myers
Chief Financial Officer and Senior Vice President of Finance

EXHIBIT INDEX

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01	Offer Letter dated January 12, 2004 to Thomas W. Kendra					X

10.02	Symantec Corporation Executive Retention Plan					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X