Form 10-K/A
period 2004-04-02
SYMANTEC CORP
filed 2005-05-17
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 2, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number:
SYMANTEC CORPORATION
(Exact name of the Registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20330 Stevens Creek Blvd., Cupertino 95014
(Address of principal executive offices)
(408) 517-8000
(The Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value, and Related Stock Purchase Rights
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Symantec common stock on October 3, 2003 as reported on the Nasdaq National Market:
$10,059,568,000
      Number of shares outstanding of the Registrant’s common stock as of May 28,2004:
311,834,597
(This amount does not reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004.)

SYMANTEC CORPORATION
TABLE OF CONTENTS

PART I
Item 1.	Business	2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements)	36
Signatures		81
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

EXPLANATORY NOTE
      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for our fiscal year ended March 31, 2004 in response to comments by the Staff of the Securities and Exchange Commission in connection with its review of our registration statement on Form S-4 filed February 11, 2005 in connection with our proposed acquisition of VERITAS Software Corporation. This Form 10-K/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.
      The following is a list of the items of the annual report amended hereby (including a brief description of the change to each such item):

Item 1.	Business

•	Disclosure of the identities of the two distributors who each accounted for more than 10% of our revenues during our fiscal year 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Discussion of critical accounting estimates regarding revenue recognition

•	Elimination of any reference to an independent appraisal firm with respect to valuation of business combinations

•	Additional disclosure regarding instances where multiple factors contributed to a change in our operating results

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

•	Changes to the form of reports of independent registered public accounting firms issued by KPMG, LLP and Ernst & Young, LLP

•	Changes to the following Notes to the Consolidated Financial Statements:

•	Note 2. Sales and Marketing Expense Information

•	Note 3. Acquisitions and Divestitures

•	Note 4. Goodwill, Acquired Product Rights and Other Intangible Assets

•	Note 16. Segment Information

•	Additional disclosures relating to reserves for product returns and rebates included in Schedule II
PART I

Item 1:	Business
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

Consumer Products
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices and small businesses. Symantec’s Norton brand of consumer security products is a market leader in desktop protection, with integrated products that work seamlessly to protect customers’ computers from virus outbreaks or malicious hacker attacks. Most of the products that we are currently marketing or developing feature LiveUpdatetm. This feature enables users to easily download security updates including virus definitions, firewall rules, URL databases and uninstall scripts. Our consumer products run primarily on Windows® and Macintosh® operating systems. Our Consumer Products segment represented 47%, 41% and 35% of net revenues during fiscal 2004, 2003 and 2002, respectively. Product offerings in the Consumer Products segment include Norton AntiVirustm, Norton Internet Securitytm and Norton SystemWorkstm.

Enterprise Security
      Our Enterprise Security segment provides best-of-breed security solutions for all tiers of a network: at the gateways between the network and the outside world, at the servers that act as the network’s vital organs, and at end-user devices including desktop PCs, laptops and handhelds. Our comprehensive solutions include virus protection and content filtering, firewall and virtual private networking, or VPN, intrusion prevention, and security management. In addition, we have expanded our technology offerings to include integrated solutions at the gateway and client levels, which combine several of our individual technology solutions, and early warning solutions. At the gateway level, our products run on Windows NT®, Solaris®, and Linux® platforms. Our products at the server level operate on Windows NT, UNIX, Linux and other key server platforms. At the client level, our products run on the Windows platform. Our Enterprise Security segment represented 39%, 42% and 42% of net revenues during fiscal 2004, 2003, and 2002, respectively.

Antivirus
      Our virus protection and content filtering technologies provide protection at the gateway, server, and client tiers against known and unknown threats. Users of our virus protection and filtering products are able to take action to protect their enterprise from risks associated with using Internet resources. This includes scanning or monitoring data that enters, leaves or travels inside the organization, as well as detecting and eliminating malicious code that may be introduced into a company’s network. Products and services providing protection from virus attacks represent the most well-known and largest market component of the enterprise security area. Product offerings include Symantec AntiVirustm and Symantec AntiVirustm Scan Engine.

Integrated Solutions
      An integrated solution combines multiple security technologies with management, customer service and support, and advance research. Integrated solutions are designed to work together as a unified system, providing better overall protection, quicker response and more efficient management. Product offerings include Symantectm Gateway Security and Symantectm Client Security.

Firewalls
      Firewalls provide protection against unwanted intrusion while enabling the flow of approved traffic. VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost effective manner. We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks and at client devices. Product offerings include Symantectm Enterprise Firewall with VPN, Symantectm Firewall/ VPN Appliance, and Symantectm Clientless VPN Appliance.

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
      Symantec security management products provide a comprehensive solution allowing for the consolidation of security events, the containment of security threats and the centralization of security policy enforcement. These products are built on an open, interoperable framework that enables us to work together with third party solutions to provide secure, manageable, and scalable enterprise security. Product offerings include Symantec Enterprise Security Managertm, Symantectm Event Manager and Symantectm Incident Manager.

Early Warning Solutions
      Symantec’s early warning solutions provide organizations with customized and comprehensive notifications of cyber attacks worldwide, with countermeasures to prevent attacks before they occur, enabling them to mitigate risk and manage threats. These solutions are supported by Symantectm Security Response, our Internet security research and support organization. Product offerings include Symantec DeepSighttm Alert Services and Symantec DeepSighttm Threat Management System.

Intrusion Detection
      Organizations must protect information from unwanted users and hackers and control access to information to maintain business integrity. At the gateway and server level, our intrusion detection products monitor systems for patterns of misuse and abuse and can warn organizations before systems are misused or information is stolen. Product offerings include Symantec ManHunttm, Symantec Intruder Alerttm and Symantectm Decoy Server.

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
      Our solutions allow customers to manage virtually any function at any point in the lifecycle of their computing systems and devices, from network auto-discovery and IT asset management, to operating system provisioning and application deployment, ongoing security updates and configuration management, rapid backup and disaster recovery, de-provisioning, and Help Desk remote control. Our Enterprise Administration segment represented 12%, 15% and 21% of net revenues during fiscal 2004, 2003 and 2002, respectively. Product offerings include Symantec Ghosttm Enterprise Edition, pcAnywheretm, the ON iCommandtm product family, V2i Protectortm, PartitionMagictm Pro, VolumeManagertm, ServerMagictm for NetWare® and OEM Factory Solutions.

Services
      Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise and global resources to help enable e-business success. Through its comprehensive offerings, our Services segment delivers holistic security assessments, planning and implementation, proactive solutions for security management and response and knowledge transfer to develop internal security skills. Our Services segment represented 2%, 2% and 1% of net revenues during fiscal 2004, 2003 and 2002, respectively. Services offerings include Symantectm Managed Security Services, Symantectm Consulting Services and Symantectm Education Services.

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
      In fiscal 2004, 2003 and 2002, two distributors, Ingram Micro Inc. and Tech Data Product Management, Inc., each accounted for more than 10% of our total net revenues.
      Our marketing activities include:

•	advertising in consumer, trade, technical and business publications;

•	on-line advertising;

•	radio broadcast advertising;

•	public relations;

•	production of brochures, sales tools, multi-media product demonstrations, packaging and other collateral;

•	targeted customer communications through the Symantec web site, including regularly scheduled web-based seminars and online newsletters;

•	cooperative marketing with distributors, resellers and industry partners;

•	direct mailings and e-mailings to existing end-users and prospects;

•	the use of tools such as trialware and Symantectm Security Check, a web-based tool for users to assess the security vulnerabilities on their computers (consumer only);

•	participation in focused trade and computer shows, sponsorship of industry analyst conferences, and execution of Symantec road shows, seminars and user group conferences; and

•	primary market research to understand evolving customer needs and buying behaviors.
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
      We develop software products that are designed to operate on a variety of operating systems. We typically develop new products and enhancements of existing products through focused product development groups. Each product development group is responsible for its own design, development, documentation and quality assurance. Our research and development expenditures for each of the last three years are further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses”.
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
      We expect our distributors and resellers to maintain adequate inventory to meet future customer demand, which is generally 4 to 6 weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on their valid purchase orders. Our distributors and resellers base the quantity of their orders on their estimates to meet future customer demand, which may exceed our expected level of a 4 to 6 week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a 4 to 6 week supply. We estimate future returns under these limited rights of return in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we do not recognize revenue or record accounts receivable for the amount in excess of the expected inventory levels. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and the associated cost of revenues when the liberal rights of return expire, which is when the inventory levels no longer exceed the expected level of a 4 to 6 week supply. If we made different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.
      As of each of the fiscal years ended March 31, 2004, 2003 and 2002, the amount of net revenues not recognized related to excess inventory represented no more than 4% of total net revenues recognized during each of the years then ended. Associated costs that were included in inventory as of each of the fiscal years ended March 31, 2004, 2003 and 2002, represented no more than 2% of the total cost of revenues recorded during each of the years then ended.
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

Business Combinations
      When we acquire businesses, we allocate the purchase price to tangible assets and liabilities acquired and identifiable intangible assets. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.
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
      Within the Consumer Products segment, we grew our base of individual users and accelerated our expansion into the small business market. In addition, we released new versions of our award winning consumer products, including Norton Internet Security, Norton AntiVirus, Nortontm Personal Firewall, Norton AntiSpamtm and Norton SystemWorks, which includes Nortontm Password Manager. These new products provide protection from viruses, intrusion attempts and piracy threats, and offer expanded protection from emerging threats.
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
Net Revenues

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Net revenues	$1,870,129	$1,406,946	$1,071,438	33%	31%
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

Net Revenues by Segment

Consumer Products

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Consumer Products revenues	$871,980	$570,266	$376,137	53%	52%
Percentage of total net revenues	47%	41%	35%
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

Enterprise Security

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Enterprise Security revenues	$736,531	$593,552	$454,925	24%	30%
Percentage of total net revenues	39%	42%	42%
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

Enterprise Administration

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Enterprise Administration revenues	$219,604	$215,017	$222,543	2%	(3)%
Percentage of total net revenues	12%	15%	21%
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

Services

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Services revenues	$41,682	$26,377	$10,905	58%	142%
Percentage of total net revenues	2%	2%	1%
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

Other

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Other revenues	$332	$1,734	$6,928	(81)%	(75)%
Percentage of total net revenues	*	*	1%

*	Percentage not meaningful
      Our Other segment is comprised of sunset products and products nearing the end of their life cycle.

Net Revenues by Geographic Region

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
United States	$896,452	$714,111	$566,837	26%	26%
Percentage of total net revenues	48%	51%	53%
EMEA	$616,504	$415,495	$293,111	48%	42%
Percentage of total net revenues	33%	30%	27%
Asia Pacific	$94,546	$76,760	$60,406	23%	27%
Percentage of total net revenues	5%	5%	6%
Japan	$153,004	$112,304	$85,569	36%	31%
Percentage of total net revenues	8%	8%	8%
Canada	$70,718	$54,241	$38,835	30%	40%
Percentage of total net revenues	4%	4%	4%
Latin America	$38,905	$34,035	$26,680	14%	28%
Percentage of total net revenues	2%	2%	2%

Total net revenues	$1,870,129	$1,406,946	$1,071,438	33%	31%
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
Gross Margin

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Gross profit	$1,542,575	$1,156,830	$875,535	33%	32%
Gross margin	82%	82%	82%
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
      For further discussion on acquired product rights and related amortization, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.
Operating Expenses

Research and Development Expenses

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Expenses	$252,284	$197,271	$163,979	28%	20%
Percentage of total net revenues	13%	14%	15%
      The increase in research and development expenses in fiscal 2004, as compared to fiscal 2003, resulted primarily from a $26 million increase in employee compensation due to increased headcount. In addition, research and development expenses increased by $14 million due to additional overhead costs resulting from a greater infrastructure needed to support overall company growth. The remaining increase was related to increased variable research and development costs due to growth of the company, including new product offerings from business acquisitions.
      The increase in research and development expense in fiscal 2003, as compared to fiscal 2002, resulted primarily from a $20 million increase in employee compensation due to increased headcount. In addition, research and development expenses increased by $6 million due to additional overhead costs.

Sales and Marketing Expenses

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Expenses	$660,573	$525,029	$425,951	26%	23%
Percentage of total net revenues	35%	37%	40%
      The increase in sales and marketing expenses in fiscal 2004, as compared to fiscal 2003 was due primarily to an increase in employee headcount resulting in an additional $77 million of employee compensation cost. In addition, we spent $20 million more on advertising and promotion activities during fiscal 2004, as compared to the prior year. The remaining increase was related to increased variable sales and marketing expenses associated with increased sales.
      The increase in sales and marketing expenses in fiscal 2003, as compared to fiscal 2002, was due primarily to an increase in employee headcount resulting in an additional $55 million of employee compensation costs. In addition, we spent $15 million more on advertising and promotional activities during fiscal 2003, as compared to the prior year. The remaining increase was related to increased variable sales and marketing expenses associated with increased sales.

General and Administrative Expenses

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Expenses	$94,645	$74,442	$55,131	27%	35%
Percentage of total net revenues	5%	5%	5%
      The increase in general and administrative expenses in fiscal 2004, as compared to fiscal 2003, was due primarily to an increase of $14 million in additional compensation cost resulting from increased headcount. The increase was also attributable to additional overhead costs resulting from a greater infrastructure needed to support overall company growth.
      The increase in general and administrative expenses in fiscal 2003, as compared to fiscal 2002, was due primarily to an increase of $10 million in additional compensation cost resulting from increased headcount. The increase was also attributable to additional overhead costs resulting from a greater infrastructure needed to support overall company growth.

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

Amortization of Other Intangibles from Acquisitions

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Expenses	$2,954	$2,787	$2,144	6%	30%
Percentage of total net revenues	*	*	*

*	Percentage not meaningful
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

Acquired In-Process Research and Development

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Expenses	$3,710	$4,700	—	(21)%	*
Percentage of total net revenues	*	*	—

*	Percentage not meaningful

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

Restructuring, Site Closures and Other

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Expenses	$907	$11,089	$20,428	(92)%	(46)%
Percentage of total net revenues	*	1%	2%

*	Percentage not meaningful
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

Operating Income

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Operating income	$513,585	$341,512	$8,041	50%	*
Percentage of total net revenues	27%	24%	1%

*	Percentage not meaningful
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
Interest and Other Income (Expense), Net

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Interest income	$38,257	$37,704	$31,717	1%	19%
Percentage of total net revenues	2%	3%	3%
Interest expense	$(21,164)	$(21,166)	$(9,169)	*	131%
Percentage of total net revenues	1%	2%	1%
Other income (expense), net	$1,997	$(1,297)	$(627)	*	107%
Percentage of total net revenues	*	*	*

*	Percentage not meaningful
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
      Other income (expense), net during fiscal 2004, 2003 and 2002 was comprised primarily of immaterial amounts of rental income, offset by banking fees.
Income, Net of Expense, From Sale of Technologies and Product Lines

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Income	$9,547	$6,878	$15,536	39%	(56)%
Percentage of total net revenues	1%	*	1%

*	Percentage not meaningful
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
Provision for Income Taxes

	Year Ended March 31,			% Change	% Change
				Fiscal 2003	Fiscal 2002
	2004	2003	2002	to 2004	to 2003

	($ in thousands)
Provision	$171,603	$115,193	$73,649	49%	56%
Percentage of total net revenues	9%	8%	7%
Effective tax rate	32%	32%	162%
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
Liquidity and Capital Resources

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Net cash provided by (used in):
Operating activities	$902,605	$599,238	$511,197
Investing activities	(517,298)	(771,973)	(869,263)
Financing activities	129,154	73,379	514,062
Effect of exchange rate changes on cash and cash equivalents	30,095	14,725	(4,682)
Net change in cash and cash equivalents	544,556	(84,631)	151,314
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

		Payments Due in
	Total
	Payments		Fiscal 2006	Fiscal 2008	Fiscal 2010
	Due	Fiscal 2005	and 2007	and 2009	and Thereafter

	(In thousands)
Convertible subordinated notes	$599,987	$—	$599,987	$—	$—
Purchase obligations	57,745	57,745	—	—	—
Operating leases	118,434	35,637	53,676	18,402	10,719

Total contractual obligations	$776,166	$93,382	$653,663	$18,402	$10,719

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
Annual Financial Statements
      See Part IV, Item 15 of this Annual Report on Form 10-K.
Selected Quarterly Data
      We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods, comprised of 13/14 weeks, as follows:

	Fiscal 2004				Fiscal 2003

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2004	2003	2003	2003(c)	2003	2002	2002	2002

	(In thousands, except net income per share)
Net revenues	$556,435	$493,905	$428,665	$391,124	$390,039	$375,635	$325,231	$316,041
Gross profit	458,877	406,297	353,855	323,546	321,814	310,355	264,072	260,589
Acquired in-process research and development	1,110	1,600	1,000	—	—	—	4,700	—
Restructuring, site closures and other	463	(126)	2	568	6,657	(442)	(1,179)	6,053
Patent settlement(a)	—	—	—	13,917	—	—	—	—
Operating income	164,923	153,584	115,622	79,456	91,973	101,157	70,392	77,990
Net income	116,929	111,476	83,433	58,781	68,143	71,732	51,994	56,569
Net income per share —
basic(b)	$0.38	$0.36	$0.27	$0.20	$0.23	$0.25	$0.18	$0.20
diluted(b)	$0.33	$0.32	$0.24	$0.18	$0.21	$0.22	$0.16	$0.18

(a)	On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(b)	Per share amounts reflect the two-for-one stock splits effected as a stock dividend, which occurred on November 19, 2003.

(c)	The three months ended June 30, 2003 comprised 14 weeks of activity.
PART IV

Item 15:	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements, financial statement schedule and any exhibits for our most recent fiscal year. All requests should be sent to:

Helyn Corcos
Investor Relations
Symantec Corporation
20330 Stevens Creek Boulevard
Cupertino, California 95014
408-517-8324

      (a) The following documents are filed as part of this report:

		Page
		Number

1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	42
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Balance Sheets as of March 31, 2004 and 2003	44
	Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002	45
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2004, 2003 and 2002	46
	Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002	47
	Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements	48
2.	Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended March 31, 2004, 2003 and 2002 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation.
	Schedule:
	II Valuation and Qualifying Accounts	82
	Schedules other than that listed above have been omitted since they are either not required, not applicable or the information is otherwise included.
3.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

		Incorporated by Reference

Exhibit					Filing	Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed

2.01	Agreement and Plan of Merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest, Inc. and John Fife, as representative.**	10-Q		10.01	02/13/04

2.02	Agreement and Plan of Merger, dated as of October 27, 2003, by and among Symantec Corporation, Outlaw Acquisition Corporation and OnTechnology Corporation.**	10-Q		10.02	02/13/04

2.03	Agreement and Plan of Merger dated as of May 19, 2004 among Symantec Corporation, Brazil Acquisition Corp., Brightmail Incorporated and John C. Colligan, as Representative.**	10-K		2.03	06/14/04

3.01	Symantec Corporation Restated Certificate of Incorporation.	10-K		3.01	06/14/04

3.02	Symantec Corporation Bylaws, as amended and restated effective August 11, 1998.	8-K		3.1	08/19/98

4.01	Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders.	S-4	33-35385	4.02	06/13/90

4.02	Amendment No. One to Registration Rights Agreement.	10-K		4.02	06/16/03

4.03	Amendment No. Two to Registration Rights Agreement.	10-K		4.03	06/16/03

			Incorporated by Reference

Exhibit						Filing	Herewith
Number		Exhibit Description	Form	File No.	Exhibit	Date	Filed

4.04		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares.	8-A		4.1	08/19/98

4.05		Form of Note for Symantec Corporation 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.08	01/22/02

4.06		Indenture between Symantec Corporation, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.09	01/22/02

4.07		Registration Rights Agreement between Symantec Corporation and Credit Suisse First Boston Corporation dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.10	01/22/02

10.01		Form of Indemnity Agreement with Officers and Directors and Amendment No. 1.	S-1	33-28655	10.17	05/19/89
						06/21/89

10	.02*	Symantec Corporation 1994 Patent Incentive Plan.	S-8	33-60141	4.01	06/09/95

10	.03*	Symantec Corporation 1996 Equity Incentive Plan, as amended and Form of Stock Option Agreement	10-K		10.03	06/14/04

10	.04*	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996.	10-K		10.11	06/24/97

10	.5*	Symantec Corporation 1998 Employee Stock Purchase Plan.	S-8	333-52200	99.2	12/19/00

10	.6*	Symantec Corporation Acquisition Plan, dated July 15, 1999.	S-8	333-31526	4.03	03/02/00

10	.7*	Symantec Corporation 2000 Directors Equity Incentive Plan.	S-8	333-47648	99.1	10/10/00

10	.8*	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.	S-8	333-56874	99.1	03/12/01

10	.9*	2002 Executive Officers’ Stock Purchase Plan.	10-Q		10.02	11/12/02

10	.11*	Supplemental Option Vesting and Severance Arrangement terms and conditions between Symantec Corporation and Greg Myers.	10-K		10.63	07/01/99

10	.12*	Employment Agreement between Symantec Corporation and John W. Thompson.	10-K		10.67	07/01/99

10	.13*	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999.	S-8	333-31540	4.03	03/03/00

			Incorporated by Reference

Exhibit						Filing	Herewith
Number		Exhibit Description	Form	File No.	Exhibit	Date	Filed

10	.14*	Symantec Corporation Stock Option Grant to John W. Thompson, dated January 1, 2000.	S-8	333-102096	99.3	12/20/02

10	.15*	Employment offer by and between Symantec Corporation and Gail Hamilton.	10-Q		10.03	08/11/00

10	.16*	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.	10-Q		10.02	02/07/02

10	.17*	Symantec Corporation Executive Severance Plan.	10-K		10.93	06/22/01

10	.18*	Symantec Senior Executive Incentive Plan.	10-K		10.18	06/14/04

10	.19*	FY04 Executive Annual Incentive Plan — Management Committee Members, President and Chief Operating Officer	10-K		10.27	06/16/03

10	.20*	FY04 Executive Annual Incentive Plan. — Vice President Plan (Non-Management Committee Members).	10-K		10.28	06/16/03

10	.21*	FY05 Executive Annual Incentive Plan — Vice Presidents	10-K		10.21	06/14/04

10	.22*	FY05 Executive Annual Incentive Plan — Vice Presidents, Sales	10-K		10.22	06/14/04

10	.23*	FY05 Executive Annual Incentive Plan — Vice President, Business Unit Leaders.	10-K		10.23	06/14/04

10	.24*	FY05 Executive Annual Incentive Plan — Senior Vice Presidents, non Business Unit.	10-K		10.24	06/14/04

10	.25*	FY05 Executive Annual Incentive Plan — President and Chief Operating Officer	10-K		10.25	06/14/04

10	.26*	FY05 Executive Annual Incentive Plan — Chairman and Chief Salesman.	10-K		10.26	06/14/04

10.27		Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California.	10-K		23.02	06/16/03

10.28		Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California.	10-Q		10.01	11/15/99

10.29		Amended Agreement Respecting Certain Rights of Publicity.	S-4	33-35385	10.04	06/13/90

10.30		Assignment of Copyright and Other Intellectual Property Rights.	S-4	33-35385	10.37	06/13/90

12.01		Statement Regarding Computation of Ratios	10-K		12.01	06/14/04

21.01		Subsidiaries of Symantec Corporation.	10-K		21.01	06/14/04

23.01		Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference

Exhibit						Filing	Herewith
Number		Exhibit Description	Form	File No.	Exhibit	Date	Filed

23.02		Consent of Independent Registered Public Accounting Firm					X

31.01		Firm Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	.01***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32	.02***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

***	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
      (b) Reports on Form 8-K:

Date Filed or
Furnished	Item No.	Description

January 21, 2004	Items 5, 7 and 12	Announced an increase to stock repurchase plan and associated 10b5-1 plan and results of operations for our fiscal quarter ended December 31, 2003.*
January 21, 2004	Items 5, 7	Announced the appointment of Franciscus Lion to the Board of Directors.
February 5, 2004	Item 5	Announced that Rebecca Ranninger, Symantec’s Senior VP Human Resources, adopted a 10b5-1 plan.
March 9, 2004	Item 5	Announced that George Reyes, a director of Symantec, adopted a 10b5-1 plan.

*	The furnished portions of this 8-K are not to be deemed filed or incorporated by reference into any filing.
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

/s/ KPMG LLP
Mountain View, California
April 26, 2004, except as to Notes 17 and 19
which are as of June 10, 2004 and the
financial statement schedule listed in the
Index at Item 15(a) which is as of March 23, 2005

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
      In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows of Symantec Corporation for the year ended March 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young
San Jose, California
April 22, 2002

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,

	2004	2003

	(In thousands, except
	par value)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$2,410,331	$1,705,658
Trade accounts receivable, net	259,152	149,664
Inventories	15,134	5,912
Current deferred income taxes	98,438	92,284
Other current assets	59,079	34,628

Total current assets	2,842,134	1,988,146
Property, equipment and leasehold improvements, net	378,367	333,275
Long-term deferred income taxes	—	7,986
Acquired product rights, net	120,938	73,125
Goodwill	1,080,759	833,449
Other long-term assets	34,300	29,749

	$4,456,498	$3,265,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,654	$67,720
Accrued compensation and benefits	116,770	90,947
Current deferred revenue	878,716	530,378
Other accrued expenses	92,595	69,363
Income taxes payable	127,305	76,965

Total current liabilities	1,287,040	835,373
Convertible subordinated notes	599,987	599,998
Long-term deferred revenue	92,481	59,251
Long-term deferred tax liabilities	44,750	—
Other long-term obligations	6,032	6,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding:
none)	—	—
Common stock (par value: $0.01, authorized: 900,000; issued and outstanding: 311,854 and 148,785 shares, respectively)	3,119	1,488
Capital in excess of par value	1,573,466	1,335,028
Accumulated other comprehensive income	125,484	30,121
Retained earnings	724,139	397,742

Total stockholders’ equity	2,426,208	1,764,379

	$4,456,498	$3,265,730

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2004	2003	2002

	(In thousands, except net income
	(loss) per share)
Net revenues	$1,870,129	$1,406,946	$1,071,438
Cost of revenues	327,554	250,116	195,903

Gross profit	1,542,575	1,156,830	875,535
Operating expenses:
Research and development	252,284	197,271	163,979
Sales and marketing	660,573	525,029	425,951
General and administrative	94,645	74,442	55,131
Amortization of goodwill	—	—	196,806
Amortization of other intangibles from acquisitions	2,954	2,787	2,144
Acquired in-process research and development	3,710	4,700	—
Restructuring, site closures and other	907	11,089	20,428
Patent settlement	13,917	—	—
Litigation judgment	—	—	3,055

Total operating expenses	1,028,990	815,318	867,494

Operating income	513,585	341,512	8,041
Interest income	38,257	37,704	31,717
Interest expense	(21,164)	(21,166)	(9,169)
Income, net of expense, from sale of technologies and product lines	9,547	6,878	15,536
Other income (expense), net	1,997	(1,297)	(627)

Income before income taxes	542,222	363,631	45,498
Provision for income taxes	171,603	115,193	73,649

Net income (loss)	$370,619	$248,438	$(28,151)

Net income (loss) per share — basic	$1.21	$0.85	$(0.10)

Net income (loss) per share — diluted	$1.07	$0.77	$(0.10)

Shares used to compute net income (loss) per share — basic	305,985	290,790	287,208

Shares used to compute net income (loss) per share — diluted	359,555	341,436	287,208

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Capital	Other			Total
			Excess of	Comprehensive	Unearned	Retained	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Compensation	Earnings	Equity

	(In thousands)
Balances, March 31, 2001	72,006	$720	$1,179,675	$(48,872)	$(895)	$245,873	$1,376,501
Components of comprehensive loss:
Net loss	—	—	—	—	—	(28,151)	(28,151)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	104	—	—	104
Translation adjustment	—	—	—	(4,245)	—	—	(4,245)

Total comprehensive loss							(32,292)

Sale of common stock under employee stock benefit plans	6,114	61	133,281	—	—	(8)	133,334
Stock dividend	70,259	703	—	—	—	(703)	—
Amortization of unearned compensation	—	—	—	—	523	—	523
Repurchases of common stock	(4,820)	(48)	(165,013)	—	—	(39,359)	(204,420)
Income tax benefit related to employee stock transactions	—	—	46,230	—	—	—	46,230

Balances, March 31, 2002	143,559	1,436	1,194,173	(53,013)	(372)	177,652	1,319,876
Components of comprehensive income:
Net income	—	—	—	—	—	248,438	248,438
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,023	—	—	1,023
Translation adjustment		—	—	82,111	—	—	82,111

Total comprehensive income							331,572

Sale of common stock under employee stock benefit plans	7,449	74	137,265	—	—	—	137,339
Amortization of unearned compensation	—	—	—	—	372	—	372
Repurchases of common stock	(2,223)	(22)	(35,962)	—	—	(28,348)	(64,332)
Conversion of convertible debt			2	—	—	—	2
Income tax benefit related to employee stock transactions	—	—	39,550	—	—	—	39,550

Balances, March 31, 2003	148,785	1,488	1,335,028	30,121	—	397,742	1,764,379
Components of comprehensive income:
Net income	—	—	—	—	—	370,619	370,619
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,420)	—	—	(1,420)
Translation adjustment, net of tax of $13,657	—	—	—	96,783		—	96,783

Total comprehensive income							465,982

Sale of common stock under employee stock benefit plans	10,383	103	189,051	—	—	—	189,154
Stock dividend	154,179	1,542	—	—	—	(1,542)	—
Repurchases of common stock	(1,493)	(15)	(17,305)	—	—	(42,680)	(60,000)
Conversion of convertible debt	—	1	10	—	—	—	11
Income tax benefit related to employee stock transactions	—	—	66,682	—	—	—	66,682

Balances, March 31, 2004	311,854	$3,119	$1,573,466	$125,484	$—	$724,139	$2,426,208

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$370,619	$248,438	$(28,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, equipment and leasehold improvements	75,886	56,794	38,777
Amortization of debt issuance costs	3,165	3,168	1,300
Amortization of discounts and premiums on investments, net	(7,142)	5,103	1,155
Amortization and write-off of acquired product rights	42,363	34,834	32,685
Amortization of goodwill and other intangibles from acquisitions	2,954	2,787	198,950
Impairment of equity investments	3,047	750	—
Write-off of equipment and leasehold improvements	2,052	4,569	7,232
Write-off of acquired in-process research and development	3,710	4,700	—
Deferred income taxes	27,181	(4,393)	13,482
Gain on divestiture of the web access management product line	—	—	(392)
Income tax benefit from stock options	66,682	39,550	46,230
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(82,687)	(47,732)	26,628
Inventories	(8,303)	2,223	(1,638)
Other current assets	(19,840)	(4,728)	6,000
Other long-term assets	(1,591)	(65)	174
Accounts payable	(7,846)	(14,304)	4,414
Accrued compensation and benefits	17,836	29,663	8,112
Deferred revenue	345,394	222,580	152,376
Other accrued expenses	16,221	(1,643)	23,066
Income taxes payable	53,602	18,896	(20,471)
Other long-term obligations	(698)	(1,952)	1,268

Net cash provided by operating activities	902,605	599,238	511,197

INVESTING ACTIVITIES:
Capital expenditures	(111,210)	(192,194)	(140,857)
Purchased intangibles	(61,166)	(2,200)	(1,060)
Payments for business acquisitions, net of cash acquired	(286,862)	(375,863)	(5,672)
Purchase of equity investments	(3,972)	(2,837)	(3,000)
Purchases of marketable securities	(4,729,249)	(2,394,557)	(1,311,697)
Proceeds from sales of marketable securities	4,675,161	2,071,365	642,802
Proceeds from (purchases of) long-term restricted investments	—	124,313	(49,779)

Net cash used in investing activities	(517,298)	(771,973)	(869,263)

FINANCING ACTIVITIES:
Net proceeds from issuance of convertible subordinated notes	—	—	584,625
Repurchases of common stock	(60,000)	(64,332)	(204,420)
Net proceeds from sale of common stock	189,154	137,711	133,857

Net cash provided by financing activities	129,154	73,379	514,062

Effect of exchange rate fluctuations on cash and cash equivalents	30,095	14,725	(4,682)

Increase (decrease) in cash and cash equivalents	544,556	(84,631)	151,314
Beginning cash and cash equivalents	294,606	379,237	227,923

Ending cash and cash equivalents	$839,162	$294,606	$379,237

Supplemental cash flow disclosures (in thousands):
Income taxes paid (net of refunds) during the year	$34,955	$61,628	$34,240
Interest expense paid during the year	$18,000	$18,350	$—
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
      Symantec share and per share amounts in the Consolidated Statements of Operations and the Notes to Consolidated Financial Statements retroactively reflect the two-for-one stock split effected as a stock dividend, which occurred on November 19, 2003. This amendment on Form 10-K/A does not reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
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
      We sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products, via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. We do not recognize package product revenue on all distribution and reseller channel inventory in excess of specified inventory levels in these channels. We defer the portion of revenue from package and electronic download products related to content updates. Revenue related to content updates is deferred and recognized ratably over the year that such updates are provided. We offer the right of return of our products under various policies and programs with our distributors, resellers and end-user customers. We estimate and record reserves for end-user product returns as an offset to revenue.
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

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
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

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
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
Property, Equipment and Leasehold Improvements
      Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

•	computer hardware and software — two to three years;

•	office furniture and equipment — three to five years;

•	leasehold improvements — the shorter of the lease term or seven years; and

•	buildings — twenty five to thirty years.
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

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
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

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
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

	Year Ended March 31,

	2004	2003	2002

	(In thousands, except per share data)
Net income (loss), as reported	$370,619	$248,438	$(28,151)
Add: Amortization of unearned compensation included in reported net income, net of tax	—	253	—
Less: Stock-based employee compensation expense excluded from reported net income (loss), net of tax	(98,083)	(89,036)	(79,141)

Pro forma net income (loss)	$272,536	$159,655	$(107,292)

Basic net income (loss) per share:
As reported	$1.21	$0.85	$(0.10)
Pro forma	$0.89	$0.55	$(0.37)
Diluted net income (loss) per share:
As reported	$1.07	$0.77	$(0.10)
Pro forma	$0.81	$0.53	$(0.37)
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

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
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

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements

Note 1.	Consolidated Balance Sheet Information

	March 31,

	2004	2003

	(In thousands)
Cash, cash equivalents and short-term investments:
Cash	$174,389	$111,687
Cash equivalents	664,773	182,919

	839,162	294,606
Short-term investments	1,571,169	1,411,052

	$2,410,331	$1,705,658

Trade accounts receivable, net:
Receivables	$264,826	$159,417
Less: allowance for doubtful accounts	(5,674)	(9,753)

	$259,152	$149,664

Property, equipment and leasehold improvements, net:
Computer hardware and software	$378,866	$306,679
Office furniture and equipment	74,120	65,535
Buildings	148,782	142,915
Land	50,688	29,362
Leasehold improvements	77,040	54,483

	729,496	598,974
Less: accumulated depreciation and amortization	(351,129)	(265,699)

	$378,367	$333,275

Note 2.	Sales and Marketing Expense Information

Technical Support Costs
      Technical support costs, included in Sales and marketing, relate to the cost of providing free post-contract support and were accrued at the time of product sale. Technical support costs included in Sales and marketing in the Consolidated Statements of Operations for fiscal 2004, 2003 and 2002 were $20 million, $20 million and $16 million, respectively.

Advertising Costs
      Advertising costs are charged to operations as incurred. Advertising costs included in Sales and marketing in the Consolidated Statements of Operations for fiscal 2004, 2003, and 2002 were $128 million, $108 million and $93 million (unaudited), respectively.

Note 3.	Acquisitions and Divestitures

Fiscal 2004 Acquisitions
      During fiscal 2004, we acquired two public and two privately-held companies for a total of $311 million in cash, including acquisition-related expense resulting from financial advisory, legal and accounting services and duplicate sites and severance costs. Approximately $5 million of acquisition-related expenses remains as an

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
accrual as of March 31, 2004. We expect that the acquisition of these emerging technologies will strengthen our competitive position in the enterprise administration and enterprise security markets. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations as of the dates of acquisition. ON Technology Corp. and PowerQuest, Inc. are included in our Enterprise Administration segment, and SafeWeb, Inc. and Nexland, Inc. are included in our Enterprise Security segment. For details of the purchase price allocations, refer to Table 3.1 below.

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Table 3.1: Fiscal Year 2004 Purchase Price Allocations

						Deferred
			Acquired			Tax	Other Assets
	Purchase	Acquired	Product		Other	(Liabilities)	(Liabilities),
	Price	IPR&D	Rights	Goodwill	Intangibles	Assets, Net	Net

	(In thousands)
ON Technology	$109,356	$1,110	$7,410	$86,016	$5,660	$(5,260)	$14,420
PowerQuest	154,347	1,600	19,600	119,922	2,400	(5,300)	16,125
SafeWeb	26,569	—	1,000	21,603	—	3,600	366
Nexland	20,891	1,000	1,000	20,791	60	547	(2,507)

Total	$311,163	$3,710	$29,010	$248,332	$8,120	$(6,413)	$28,404

      Our fiscal 2004 acquisitions were considered immaterial for pro forma financial disclosure, both individually and in the aggregate.

Fiscal Year 2003 Acquisitions
      During fiscal 2003, we acquired four privately-held companies for a total of $382 million in cash, including acquisition-related expenses resulting from financial advisory, legal and accounting services and duplicate sites and severance costs. These acquisitions helped strengthen our competitive position in the enterprise security solutions and managed security services markets. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations as of the dates of acquisition. These acquired companies are included in our Enterprise Security segment, with the exception of Riptech, Inc., which is included in our Services segment. For details of the purchase price allocations, including subsequent adjustments, see Table 3.2 below.

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

SecurityFocus
      On August 5, 2002, we acquired SecurityFocus, Inc., a provider of enterprise security threat management systems, providing global early warning of cyber attacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for $76 million in cash, including minimal acquisition-

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
related expenses. During the 12 months subsequent to the acquisition, we revised estimates related to certain liabilities, and as a result, we decreased the purchase price and goodwill by an immaterial amount.

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

	(In thousands)
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

Fiscal Year 2002 Acquisitions
      During fiscal 2002, we acquired one privately-held company and one company division for a total of $4 million in cash, which was recorded as goodwill in the Consolidated Balance Sheet. We acquired Lindner & Pelc Consult GmbH, a security services and implementation company in Berlin, Germany, for $2 million in cash and the enterprise security management division of Foster-Melliar Limited, an IT services company located in Johannesburg, South Africa for $2 million in cash. The results of operations of the acquired company and division have been included in our operations as of the dates of acquisition. These acquired companies are included in our Services segment.
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
exercised its option and we transferred the technology to them. Royalties, including the December 2003 purchase payment, are provided in Table 3.3 below.
Table 3.3: Income, net of expense, from sale of technologies and product lines

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
ACT! product line	$9,750	$10,500	$15,500
Web Access Management product line	(203)	(3,622)	36

Income, net of expense, from sale of technologies and product lines	$9,547	$6,878	$15,536

Note 4.	Goodwill, Acquired Product Rights and Other Intangible Assets
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
      The following table presents a reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of the amortization of goodwill and acquired workforce-in-place, net of the related income tax effect:

	Year Ended March 31,

	2004	2003	2002

			(Unaudited)
	(In thousands, except per share data)
Net income (loss), as reported	$370,619	$248,438	$(28,151)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit of $0, $0 and $2,745 (unaudited), respectively	—	—	194,061

Net income, as adjusted	$370,619	$248,438	$165,910

Net income (loss) per share — basic, as reported	$1.21	$0.85	$(0.10)
Amortization of goodwill and acquired workforce-in-place, net of tax benefit	—	—	0.68

Net income per share — basic, as adjusted	1.21	0.85	0.58
Effect of dilutive securities	(0.14)	(0.08)	(0.04)

Net income per share — diluted, as adjusted	$1.07	$0.77	$0.54

Shares used to compute net income (loss) per share — basic, as adjusted	305,985	290,790	287,208
Shares issuable from assumed conversion of options	18,421	15,496	15,186
Shares issuable from assumed conversion of convertible subordinated notes	35,149	35,150	15,160

Shares used to compute net income per share — diluted, as adjusted	359,555	341,436	317,554

      For fiscal year 2004, 2003, and 2002 net income per share (diluted), as adjusted is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
subordinated notes, net of income tax, of $14 million for fiscal year 2004 and 2003 and $6 million (unaudited) for fiscal year 2002.
      Goodwill by operating segment was as follows:

	Enterprise	Enterprise		Consumer
	Security	Administration	Services	Products	Total

	(In thousands)
Balance, as of March 31, 2003	$696,646	$8,377	$119,094	$9,332	$833,449
Goodwill acquired during fiscal 2004:
ON Technology	—	86,016	—	—	86,016
PowerQuest	—	119,922	—	—	119,922
Safeweb	21,603	—	—	—	21,603
Nexland	20,791	—	—	—	20,791
Goodwill adjustments	(1,022)	—	—	—	(1,022)

Balance, as of March 31, 2004	$738,018	$214,315	$119,094	$9,332	$1,080,759

      Goodwill is tested for impairment on an annual basis. We completed our annual goodwill impairment required by SFAS No. 142 during the March 2004 quarter and determined that there was no impairment of goodwill. We will continue to test for impairment during the fourth quarter of each year, or earlier if indicators of impairment exist.
      Acquired product rights were subject to amortization as follows:

	March 31,

	2004	2003

	(In thousands)
Acquired product rights, net:
Acquired product rights	$255,818	$165,642
Less: accumulated amortization	(134,880)	(92,517)

	$120,938	$73,125

      Other intangible assets are included in Other long-term assets on the Consolidated Balance Sheets and were subject to amortization as follows:

	March 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Other Intangible Assets:
Customer base	$11,410	$(4,229)	$7,181
Tradename	6,910	(5,345)	1,565
Marketing related assets	2,100	(875)	1,225

	$20,420	$(10,449)	$9,971

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	March 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Other Intangible Assets:
Customer base	$4,200	$(3,321)	$879
Tradename	6,000	(3,825)	2,175
Marketing related assets	2,100	(350)	1,750

	$12,300	$(7,496)	$4,804

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

2005	$41 million
2006	$27 million
2007	$19 million
2008	$12 million
2009	$8 million
      During fiscal 2004, 2003 and 2002, amortization expense for other intangible assets was $3 million, $3 million and $2 million, respectively. The future annual amortization expense for other intangible assets, based upon our existing intangible assets and their current useful lives, is estimated to be the following as of March 31, 2004:

2005	$3 million
2006	$2 million
2007	$2 million
2008	$1 million
2009	$1 million

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 5.	Investments

Cash Equivalents and Short-term Investments
      The estimated fair value of the cash equivalents and short-term investments consisted of the following:

	March 31,

	2004	2003

	(In thousands)
Corporate securities	$1,388,382	$688,805
Taxable auction rate securities	328,400	258,250
Money market funds	149,269	151,307
Asset backed securities	—	176,860
Corporate bonds	95,201	63,448
United States government and government-sponsored securities	194,633	218,082
Bank securities and deposits	80,057	37,219

Total available-for-sale and trading investments	2,235,942	1,593,971
Less: amounts classified as cash equivalents	(664,773)	(182,919)

	$1,571,169	$1,411,052

      The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 31, 2004 was as follows:

(In thousands)
Due in one year or less	$1,773,932
Due after one year and through 3 years	462,010

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      On October 22, 2003, our Board of Directors approved a two-for-one stock split of Symantec’s common stock effected in the form of a stock dividend. Shareowners of record at the close of business on November 5, 2003 were issued one additional share of common stock for each share owned as of that date. The stock split

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
increased the number of total shares outstanding from 154 million shares to 308 million shares. The additional shares resulting from the stock dividend were issued in book-entry form on November 19, 2003. Symantec share and per share amounts in the Consolidated Statements of Operations and the Notes to Consolidated Financial Statements retroactively reflect the two-for-one stock split effected as a stock dividend, which occurred on November 19, 2003.

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

Note 10.	Net Income (Loss) Per Share
      The components of net income (loss) per share were as follows:

	Year Ended March 31,

	2004	2003	2002

	(In thousands, except per share data)
Basic Net Income (Loss) Per Share
Net income (loss)	$370,619	$248,438	$(28,151)
Weighted average number of common shares outstanding during the period	305,985	290,790	287,208

Basic net income (loss) per share	$1.21	$0.85	$(0.10)

Diluted Net Income (Loss) Per Share
Net income (loss)	$370,619	$248,438	$(28,151)
Interest on convertible subordinated notes, net of income tax effect	14,392	14,393	—

Net income (loss), as adjusted	$385,011	$262,831	$(28,151)

Weighted average number of common shares outstanding during the period	305,985	290,790	287,208
Shares issuable from assumed exercise of options using the treasury stock method	18,421	15,496	—
Shares issuable from assumed conversion of convertible subordinated notes	35,149	35,150	—

Total shares for purpose of calculating diluted net income (loss) per share	359,555	341,436	287,208

Diluted net income (loss) per share	$1.07	$0.77	$(0.10)

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

Stock Option Activity

		Weighted
		Average
		Exercise
	Number	Price per
	of Shares	Share

	(In thousands, except
	weighted average
	exercise price per
	share)
Outstanding as of March 31, 2001	63,456	$9.22
Granted	16,900	$15.13
Exercised	(16,508)	$7.28
Canceled	(6,280)	$10.34

Outstanding as of March 31, 2002	57,568	$11.39
Granted	7,096	$18.06
Exercised	(12,780)	$9.46
Canceled	(4,646)	$13.42

Outstanding as of March 31, 2003	47,238	$12.71
Granted	9,498	$28.97
Exercised	(14,354)	$11.65
Canceled	(2,611)	$16.52

Outstanding as of March 31, 2004	39,771	$16.72

Options exercisable at:
March 31, 2004	17,824	$11.90
March 31, 2003	18,574	$11.08
March 31, 2002	16,868	$9.50

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes information about options outstanding as of March 31, 2004:

	Outstanding Options			Exercisable Options

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

	(In thousands)	(In years)		(In thousands)
$ 2.38 - $ 8.64	9,563	5.95	$7.21	7,093	$6.76
$ 8.67 - $16.09	8,679	6.81	$13.12	5,420	$13.11
$16.16 - $17.22	9,178	7.51	$16.58	3,991	$16.70
$17.22 - $29.24	9,439	8.87	$24.03	1,272	$19.54
$29.63 - $47.26	2,912	9.67	$35.51	48	$32.98

	39,771	7.46	$16.72	17,824	$11.90

      These options will expire if not exercised by specific dates through March 2014. Prices for options exercised during the three years ended March 31, 2004 ranged from $1.41 to $33.63.

Shares Authorizations and Reserves
      In August 2003, our stockholders approved an increase to our authorized common shares from 300 million to 900 million.
      As of March 31, 2004, we had reserved the following shares of authorized but unissued common stock:

Conversion of 3% Convertible Subordinated Notes	35,149,000
Stock Purchase Plans*	12,995,000
Stock Award Plans	10,000
Employee Stock Option Plans	62,601,000

Total	110,755,000

*	Includes 3,103,000 shares related to the 1998 Employee Stock Purchase Plan which were authorized under the “evergreen” provision on January 1, 2004 but which have not yet been registered.

Note 13.	Restructuring, Site Closures and Other
      Restructuring, site closures and other consisted of the following:

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Restructuring provision	$465	$13,113	$20,428
Adjustments to prior restructuring provisions	442	(2,024)	—

Total restructuring, site closures and other	$907	$11,089	$20,428

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Fiscal 2004
      During fiscal 2004, we recorded costs of severance, related benefits and outplacement services for a member of our senior management team, which was subsequently adjusted as provided below.

		Original	Amount	Amount	Balance at
	Cash/Non-cash	Charge	Paid/Used	Adjusted	3/31/04

	(In thousands)
Employee severance and benefits	Cash	$465	$—	$(242)	$223
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

		Original	Amount	Amount	Balance at
	Cash/Non-cash	Charge	Paid/Used	Adjusted	3/31/04

	(In thousands)
Employee severance and outplacement	Cash	$9,606	$(7,969)	$(1,637)	$—
Excess facilities and fixed assets	Cash/non-cash	3,507	(3,321)	(72)	114

Total restructuring, site closures and other		$13,113	$(11,290)	$(1,709)	$114

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The following table sets forth an analysis of the components of the fiscal 2002 restructuring plans, the provision adjustments that followed, and payments made against the reserve as of March 31, 2004.

		Original	Amount	Amount	Balance at
	Cash/Non-cash	Charge	Paid/Used	Adjusted	3/31/04

	(In thousands)
Employee severance and outplacement	Cash	$2,639	$(2,585)	$(54)	$—
Excess facilities and fixed assets	Cash/non-cash	17,789	(15,668)	423	2,544

Total restructuring, site closures and other		$20,428	$(18,253)	$369	$2,544

      The Company anticipates that the remaining restructuring reserve balance related to our United Kingdom facilities will be paid by the end of fiscal 2006.

Note 14.	Income Taxes
      The components of the provision for income taxes were as follows:

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$60,528	$58,732	$24,508
State	18,084	15,045	9,543
International	65,810	45,809	26,045

	144,422	119,586	60,096
Deferred:
Federal	24,248	(620)	13,802
State	4,401	(2,465)	1,512
International	(1,468)	(1,308)	(1,761)

	27,181	(4,393)	13,553

	$171,603	$115,193	$73,649

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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The principal components of deferred tax assets were as follows:

	March 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$18,219	$8,712
Net operating loss carryforwards of acquired companies	41,990	43,874
Other accruals and reserves not currently tax deductible	41,077	49,485
Deferred revenue	25,258	21,000
Loss on investments not currently tax deductible	6,705	10,375
Other	6,264	7,117

	139,513	140,563
Valuation allowance	(6,705)	(5,111)

Deferred tax assets	132,808	135,452
Deferred tax liabilities:
Acquired intangible assets	(13,326)	(13,010)
Tax over book depreciation	(14,073)	(8,012)
Unremitted earnings of foreign subsidiaries	(51,721)	(14,160)

Net deferred tax assets	$53,688	$100,270

      Realization of a significant portion of the $54 million of net deferred tax assets is dependent upon our ability to generate sufficient future taxable income and the implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized based on historical earnings, expected levels of future taxable income in the United States and certain foreign jurisdictions, and the implementation of tax planning strategies. The valuation allowance increased by $2 million during fiscal 2004 and remained unchanged during fiscal 2003.
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

Segment Information

	Consumer	Enterprise	Enterprise			Total
	Products	Security	Administration	Services	Other	Company

			(In thousands)
Fiscal 2004
Revenue from external customers	$871,980	$736,531	$219,604	$41,682	$332	$1,870,129
Operating income (loss)	530,473	134,627	143,634	(11,122)	(284,027)	513,585
Depreciation & amortization expense	3,684	14,452	653	5,566	92,871	117,226

Fiscal 2003
Revenue from external customers	570,266	593,552	215,017	26,377	1,734	1,406,946
Operating income (loss)	293,695	119,226	160,077	(26,099)	(205,387)	341,512
Depreciation & amortization expense	3,414	12,206	373	3,103	80,903	99,999

Fiscal 2002
Revenue from external customers	376,137	454,925	222,543	10,905	6,928	1,071,438
Operating income (loss) (unaudited)	145,839	114,930	155,080	(24,042)	(383,766)	8,041
Depreciation & amortization expense (unaudited)	2,741	10,789	439	631	258,267	272,867

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Geographical Information
      The following table represents revenue amounts reported for products shipped to customers in the corresponding regions.

	Year Ended March 31,

	2004	2003	2002

	(In thousands)
Net revenues from external customers:
United States	$896,452	$714,111	$566,837
Other foreign countries(*)	973,677	692,835	504,601

	$1,870,129	$1,406,946	$1,071,438

	March 31,

	2004	2003

	(In thousands)
Long-lived assets (excluding deferred income taxes):
United States	$1,500,192	$1,186,071
Other foreign countries(*)	114,172	83,527

	$1,614,364	$1,269,598

(*)	No individual country represented more than 10% of the respective totals.

Significant Customers
      In fiscal 2004, 2003 and 2002, two distributors each accounted for more than 10% of our total net revenues.

Note 17.	Fiscal 2004 Reclassifications of Previously Reported Financial Information
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      A summary of reclassifications on the Consolidated Balance Sheet as of March 31, 2003 is as follows:

	March 31, 2003

		As Reclassified
	As Originally	in this fiscal 2004
	Reported	Form 10-K

	(In thousands)
Current deferred revenue	$589,629	$530,378
Total current liabilities	894,624	835,373
Long-term deferred revenue	—	59,251

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
      A summary of reclassifications in the Statement of Cash Flows for the year ended March 31, 2003 is as follows:

	Year Ended March 31, 2003

	As Originally	As Reclassified in
	Reported	2004 Form 10-K

	(In thousands)
Net cash provided by operating activities	$583,905	$599,238
Net cash used in investing activities	(756,640)	(771,973)

Note 18.	Fiscal 2003 Reclassifications of Previously Reported Financial Information
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      A summary of reclassifications in the Consolidated Statements of Operations for the year ended March 31, 2002 was as follows:

Consolidated Statements of Operations

	Year Ended March 31, 2002

		As Reclassified in
	As Originally	this Fiscal 2004
	Reported	Form 10-K

	(In thousands)
Cost of revenues	$194,610	$195,903
Gross profit	876,828	875,535
Sales and marketing	428,495	425,951
General and administrative	53,880	55,131
Total operating expenses	868,787	867,494

Note 19.	Subsequent Events
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

SYMANTEC CORPORATION (Registrant)
May 17, 2005	By /s/ John W. Thompson
(John W. Thompson, Chairman and Chief Executive Officer)

Schedule II
SYMANTEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-Offs	Period

		(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2004	$9,753	$61	$(4,140)	$5,674
Year ended March 31, 2003	10,081	456	(784)	9,753
Year ended March 31, 2002	8,339	2,349	(607)	10,081
Reserve for product returns:
Year ended March 31, 2004	$5,393	$45,895	$(44,675)	$6,613
Year ended March 31, 2003	13,711	36,489	(44,807)	5,393
Year ended March 31, 2002 (unaudited)	15,668	54,113	(56,070)	13,711
Reserve for rebates:
Year ended March 31, 2004	$33,926	$162,448	$(150,142)	$46,232
Year ended March 31, 2003	33,683	116,736	(116,493)	33,926
Year ended March 31, 2002 (unaudited)	21,019	97,036	(84,372)	33,683

EXHIBIT INDEX

		Incorporated by Reference

Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest, Inc. and John Fife, as representative.**	10-Q		10.01	02/13/04

2.02	Agreement and Plan of Merger, dated as of October 27, 2003, by and among Symantec Corporation, Outlaw Acquisition Corporation and OnTechnology Corporation.**	10-Q		10.02	02/13/04

2.03	Agreement and Plan of Merger dated as of May 19, 2004 among Symantec Corporation, Brazil Acquisition Corp., Brightmail Incorporated and John C. Colligan, as Representative.**	10-K		2.03	06/14/04

3.01	Symantec Corporation Restated Certificate of Incorporation.	10-K		3.01	06/14/04

3.02	Symantec Corporation Bylaws, as amended and restated effective August 11, 1998.	8-K		3.1	08/19/98

4.01	Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders.	S-4	33-35385	4.02	06/13/90

4.02	Amendment No. One to Registration Rights Agreement.	10-K		4.02	06/16/03

4.03	Amendment No. Two to Registration Rights Agreement.	10-K		4.03	06/16/03

4.04	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares.	8-A		4.1	08/19/98

4.05	Form of Note for Symantec Corporation 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.08	01/22/02

4.06	Indenture between Symantec Corporation, as Issuer, and State Street Bank and Trust Company of California, N.A., as Trustee, dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.09	01/22/02

4.07	Registration Rights Agreement between Symantec Corporation and Credit Suisse First Boston Corporation dated October 24, 2001 related to Symantec Corporation’s 3% Convertible Subordinated Notes due November 1, 2006.	S-3	333-77072	4.10	01/22/02

			Incorporated by Reference

Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.01		Form of Indemnity Agreement with Officers and Directors and Amendment No. 1.	S-1	33-28655	10.17	05/19/89 06/21/89

10	.02*	Symantec Corporation 1994 Patent Incentive Plan.	S-8	33-60141	4.01	06/09/95

10	.03*	Symantec Corporation 1996 Equity Incentive Plan, as amended and Form of Stock Option Agreement.	10-K		10.03	06/14/04

10	.04*	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996.	10-K		10.11	06/24/97

10	.5*	Symantec Corporation 1998 Employee Stock Purchase Plan.	S-8	333-52200	99.2	12/19/00

10	.6*	Symantec Corporation Acquisition Plan, dated July 15, 1999.	S-8	333-31526	4.03	03/02/00

10	.7*	Symantec Corporation 2000 Directors Equity Incentive Plan.	S-8	333-47648	99.1	10/10/00

10	.8*	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan.	S-8	333-56874	99.1	03/12/01

10	.9*	2002 Executive Officers’ Stock Purchase Plan.	10-Q		10.02	11/12/02

10	.11*	Supplemental Option Vesting and Severance Arrangement terms and conditions between Symantec Corporation and Greg Myers.	10-K		10.63	07/01/99

10	.12*	Employment Agreement between Symantec Corporation and John W. Thompson.	10-K		10.67	07/01/99

10	.13*	Symantec Corporation Stock Option Grant to John W. Thompson, dated April 14, 1999.	S-8	333-31540	4.03	03/03/00

10	.14*	Symantec Corporation Stock Option Grant to John W. Thompson, dated January 1, 2000.	S-8	333-102096	99.3	12/20/02

10	.15*	Employment offer by and between Symantec Corporation and Gail Hamilton.	10-Q		10.03	08/11/00

10	.16*	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001.	10-Q		10.02	02/07/02

10	.17*	Symantec Corporation Executive Severance Plan.	10-K		10.93	06/22/01

10	.18*	Symantec Senior Executive Incentive Plan.	10-K		10.18	06/14/04

10	.19*	FY04 Executive Annual Incentive Plan — Management Committee Members, President and Chief Operating Officer.	10-K		10.27	06/16/03

10	.20*	FY04 Executive Annual Incentive Plan — Vice President Plan (Non-Management Committee Members).	10-K		10.28	06/16/03

10	.21*	FY05 Executive Annual Incentive Plan — Vice Presidents.	10-K		10.21	06/14/04

10	.22*	FY05 Executive Annual Incentive Plan — Vice Presidents, Sales.	10-K		10.22	06/14/04

			Incorporated by Reference

Exhibit						Filing	Filed
Number		Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10	.23*	FY05 Executive Annual Incentive Plan — Vice President, Business Unit Leaders.	10-K		10.23	06/14/04

10	.24*	FY05 Executive Annual Incentive Plan — Senior Vice Presidents, non Business Unit.	10-K		10.24	06/14/04

10	.25*	FY05 Executive Annual Incentive Plan — President and Chief Operating Officer.	10-K		10.25	06/14/04

10	.26*	FY05 Executive Annual Incentive Plan — Chairman and Chief Salesman.	10-K		10.26	06/14/04

10.27		Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California.	10-K		23.02	06/16/03

10.28		Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California.	10-Q		10.01	11/15/99

10.29		Amended Agreement Respecting Certain Rights of Publicity.	S-4	33-35385	10.04	06/13/90

10.30		Assignment of Copyright and Other Intellectual Property Rights.	S-4	33-35385	10.37	06/13/90

12.01		Statement Regarding Computation of Ratios.	10-K		12.01	06/14/04

21.01		Subsidiaries of Symantec Corporation.	10-K		21.01	06/14/04

23.01		Consent of Independent Registered Public Accounting Firm					X

23.02		Consent of Independent Registered Public Accounting Firm					X

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	.01***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32	.02***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

***	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.