Form 10-Q/A
period 2004-07-02
SYMANTEC CORP
filed 2005-05-17
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended July 2, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                      to                     .

Commission file number:

SYMANTEC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

20330 Stevens Creek Blvd.
Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

(408) 517-8000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as described by Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 30, 2004: 315,150,468 (this amount does not reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004).

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2004. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

The following is a list of the items of the quarterly report amended hereby:

PART I

Item 4. Controls and Procedures.

PART II

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

Notwithstanding this conclusion, we made changes to improve our internal controls following the end of the period covered by this report as described in (b) below.

(b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We decided to improve upon our disclosure controls and procedures as a result of an error we discovered in August 2004. During a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices, which serve as the basis for our deferral, for foreign currency sales. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any relevant prior period. To correct this error, we recorded the cumulative $20 million as a reduction in Net revenues in the Condensed Consolidated Statement of Income for the three months ended June 30, 2004 and a corresponding $20 million increase in Current deferred revenue on the Condensed Consolidated Balance Sheet as of June 30, 2004.

Subsequent to the end of the three months ended June 30, 2004, we implemented changes to our internal control over financial reporting in order to strengthen our controls over the calculation of deferred revenue to ensure that the unit renewal prices reflect the correct subscription renewal prices for foreign currency sales. Now we perform a comparison of the prices within the maintenance application to the invoiced amounts and the comparison is documented, and reviewed by appropriate personnel as part of our account reconciliation process.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

Exhibit			Incorporated by Reference		Exhibit
Number	Exhibit Description	Form	File No.	Date of First Filing	Number	Filed Herewith
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X*

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X*

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

     b. Reports on Form 8-K

Date Filed or Furnished	Item Nos.	Description
April 28, 2004	Item Nos. 7 and 12	Announcement of results of operations for our fiscal fourth quarter and year ended March 31, 2004.**

**	This Form 8-K was furnished and is not deemed filed or incorporated by reference into any filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2005	SYMANTEC CORPORATION (Registrant)
	By:	/s/ John W. Thompson
John W. Thompson
Chairman and Chief Executive Officer

	By:	/s/ Gregory Myers
Gregory Myers
Chief Financial Officer and Senior Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.