Form 10-Q/A
period 2004-10-01
SYMANTEC CORP
filed 2005-05-17
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 1, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number:

SYMANTEC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20330 Stevens Creek Blvd. Cupertino, California	95014 (Zip Code)
(Address of principal executive offices)

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
Yes ☑ No ☐

     Share of Symantec common stock, $0.01 par value per share, outstanding as of October 29, 2004: 317,094,170 (this amount does not reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004).

PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2004. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit			Incorporated by Reference		Filing
Number	Exhibit Description	Form	File No.	Exhibit	Date	Filed Herewith
3.01	Symantec Corporation Amended and Restated Certificate of Incorporation	S-8	333-119872	4.01	10/21/04

10.01	Form of Restricted Stock Purchase Agreement pursuant to Symantec Corporation 1996 Equity Incentive Plan	10-Q		10.01	11/08/04

10.02	Symantec Corporation 2004 Equity Incentive Plan, Stock Grant Election Form and Stock Option Grant – Terms and Conditions	S-8	333-119872	99.01	10/21/04

10.03	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	S-8	333-119872	99.02	10/21/04

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X*

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X*

     • This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2005	SYMANTEC CORPORATION (Registrant)

	By:	/s/ John W. Thompson

John W. Thompson
Chairman and Chief Executive Officer

	By:	/s/ Gregory Myers

Gregory Myers
Chief Financial Officer and Senior Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description
3.01*	Symantec Corporation Amended and Restated Certificate of Incorporation

10.01*	Form of Restricted Stock Purchase Agreement pursuant to Symantec Corporation 1996 Equity Incentive Plan

10.02*	Symantec Corporation 2004 Equity Incentive Plan, Stock Grant Election Form and Stock Option Grant – Terms and Conditions

10.03*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* These agreements are incorporated by reference.

** This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.