Form 10-K
period 2005-04-01
SYMANTEC CORP
filed 2005-06-15
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 1, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on October 1, 2004 as reported on the Nasdaq National Market:
$18,094,697,000
      Number of shares outstanding of the registrant’s common stock as of May 27, 2005:
711,727,753
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement, to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2005, are incorporated by reference into Part III.

SYMANTEC CORPORATION
FORM 10-K
For the Fiscal Year Ended April 1, 2005

		Page

PART I
Item 1.	Business	1
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	49

PART III
Item 10.	Directors and Executive Officers of the Registrant	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management	49
Item 13.	Certain Relationships and Related Transactions	49
Item 14.	Principal Accountant Fees and Services	50

PART IV
Item 15.	Exhibits, Financial Statement Schedules	50
Signatures		96
EXHIBIT 10.12
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 12.01
EXHIBIT 21.01
EXHIBIT 23.01
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02
      “Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.
Forward-Looking Statements and Factors That May Affect Future Results
      The discussion following below and throughout this report contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 34. We encourage you to read that section carefully.

PART I

Item 1:	Business
Introduction
      Symantec is the global leader in information security providing a broad range of software, appliances, and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their information technology, or IT, infrastructure. Symantec’s Norton brand of products is the worldwide leader in consumer security and problem-solving solutions. Founded in 1982, we are incorporated in Delaware and we have offices in 38 countries worldwide.
      We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission, or SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings.
      Our Internet address is www.symantec.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through our Investor Relations web site, located at www.symantec.com/invest/index.html, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into, or otherwise to be regarded as a part of this Annual Report on Form 10-K.
Business Overview
      We currently view our business in five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services, and Other. For financial information related to our operating segments, see Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Consumer Products
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses. Symantec’s Norton brand of consumer security products is a market leader in desktop protection, with integrated products that work seamlessly to protect customers’ computers from virus outbreaks or malicious hacker attacks. Most of the products that we are currently marketing or developing feature LiveUpdatetm. This feature enables users to easily download security updates including virus definitions, firewall rules, Uniform Resource Locator , or URL, databases, and uninstall scripts. Retail customers typically get a 12-month subscription to these security updates with the purchase of any consumer product. Our consumer products run primarily on Windows® and Macintosh® operating systems. Our Consumer Products segment represented 51%, 47%, and 41% of net revenues during fiscal 2005, 2004, and 2003, respectively. Product offerings in the Consumer Products segment include Norton AntiVirustm, Norton Internet Securitytm, and Norton SystemWorkstm.

Enterprise Security
      Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds. Our comprehensive software and appliance solutions include virus protection and content filtering, firewall and virtual private networking, or VPN, intrusion prevention, and security management. In addition, we have expanded our technology offerings to include integrated solutions at the gateway and client levels, which combine several of our individual technology solutions, and early warning solutions. At the gateway level, our products run on Windows NT®, Solaris®, and Linux® platforms. Our products at the server level operate on Windows NT, UNIX, Linux, and other key server platforms. At the client level, our products run on the Windows platform. Our Enterprise Security segment represented 36%, 39%, and 42% of net revenues during fiscal 2005, 2004, and 2003, respectively.

Antivirus
      Our virus protection and content filtering technologies provide protection at the gateway, server, and client tiers against known and unknown threats. Users of our virus protection and filtering products are able to take action to protect their enterprise from risks associated with using Internet resources. This includes scanning or monitoring data that enters, leaves, or travels inside the organization, as well as detecting and eliminating malicious code that may be introduced into a company’s network. Products and services providing protection from virus attacks represent the most well-known and largest market component of the enterprise security area. Product offerings include Symantec AntiVirustm and Symantec AntiVirustm Scan Engine.

Antispam
      Through the acquisitions of Brightmailtm and TurnTidetm in fiscal 2005, we significantly augmented our family of Mail Security Solutions by adding software for application service providers, Internet service providers, or ISPs, portals, and enterprises as well as antispam routers, which are available in three deployment options, including server software, pre-configured appliances, and a hosted solution. Providing a comprehensive, multi-layered approach to combating unwanted email known as spam, our Mail Security solutions include technology that leverages more than 20 spam protection techniques, delivering antispam effectiveness rates of up to 95% and one of the industry’s highest accuracy rates against false positives (legitimate email being categorized as spam). Symantec’s global Brightmail Logistics and Operations Centers, or BLOCs, analyze spam across the globe and provide secure automatic spam filter updates every 10 minutes to help thwart attacks. The Symantectm Mail Security 8100 Series also uses traffic shaping technology to reduce spam entering a network. Our antispam solutions protect more than 300 million email user accounts worldwide. Product offerings include Symantec Mail Security 8100 and Symantec Mail Security 8200 appliances, Symantec Brightmail AntiSpamtm, and Symantec Mail Security software, as well as Symantec Hosted Mail Security.

Early Warning Solutions
      Symantec’s early warning solutions provide organizations with customized and comprehensive notifications of vulnerabilities and new potential threats worldwide, and with countermeasures to prevent attacks before they occur, enabling them to mitigate risk and manage threats. Symantec analysts monitor potential threats 24 hours a day 7 days a week across more than 18,000 distinct product versions using information from more than 150 authoritative sources. They continuously correlate attack data from the security systems of more than 20,000 partners in 180 countries plus virus statistics from the Symantec Digital Immune System and many other human intelligence resources. These solutions are supported by Symantectm Security Response, our Internet security research and support organization. Product offerings include Symantec DeepSighttm Alert Services and Symantec DeepSighttm Threat Management System.

Firewall and VPN Solutions
      Firewalls provide protection against unwanted intrusion while enabling the flow of approved traffic. VPN solutions are designed to enable employees and business partners to remotely access an enterprise network in a secure, cost effective manner. We offer firewall and VPN solutions that protect throughout the network, including at Internet gateways, gateways to sensitive internal networks, and at client devices. Product offerings include Symantectm Enterprise Firewall with VPN, Symantectm Firewall/ VPN Appliance, and Symantectm Clientless VPN Appliance.

Integrated Solutions
      An integrated solution combines multiple security technologies with management, customer service and support, and advance research. Our integrated solutions combine full-inspection firewall technology, protocol anomaly-based intrusion prevention and intrusion detection engines, award-winning virus protection, URL-based content filtering, antispam and internet protocol security, or IPsec, and compliant VPN technology with hardware-assisted high-speed encryption. Integrated solutions are designed to work together as a unified system, providing better overall protection, quicker response, and more efficient management. Product offerings include Symantectm Gateway Security and Symantectm Client Security.

Intrusion Detection
      Organizations must protect information from unwanted users and hackers and control access to information to maintain business integrity. At the gateway and server levels, our intrusion detection products monitor systems for patterns of misuse and abuse and can warn organizations before systems are misused or information is stolen. Product offerings include Symantectm Network Security, Symantectm Network Security 7100 Series appliance, Symantec Intruder Alerttm, and Symantectm Decoy Server.

Management
      At the gateway and server levels, our policy compliance management solutions help customers define, manage, and enforce policies from a central location as well as probe for network vulnerabilities and suggest remedies to proactively reduce business risk. The initial step to reduce corporate risk is to effectively measure compliance with a business’s security policy and detect vulnerabilities where critical information resides.
      Symantec security management products provide a comprehensive solution allowing for the consolidation of security events, the containment of security threats, and the centralization of security policy enforcement. These products are built on an open, interoperable framework that enables us to work together with third party solutions to provide secure, manageable, and scalable enterprise security. Product offerings include Symantec Enterprise Security Managertm, Symantectm Event Manager, and Symantectm Incident Manager.

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
      Our solutions allow customers to manage virtually any function at any point in the lifecycle of their computing systems and devices, from network auto-discovery and IT asset management, to operating system provisioning and application deployment, ongoing security updates and configuration management, rapid backup and disaster recovery, de-provisioning, and help desk remote control. Our Enterprise Administration segment represented 11%, 12%, and 15% of net revenues during fiscal 2005, 2004, and 2003, respectively. Product offerings include Symantec Client Migration, Symantec Ghosttm Solution Suite, pcAnywheretm, the ON iCommandtm product family, the LiveStatetm Recovery product family, PartitionMagictm Pro, VolumeManagertm, ServerMagictm for NetWare®, and OEM Factory Solutions.

Services
      Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Through its comprehensive offerings, our Services segment delivers holistic security assessments, planning and implementation, proactive solutions for security management and response, and knowledge transfer to develop internal security skills. Our Services segment represented 2% of net revenues during each of fiscal 2005, 2004, and 2003. Services offerings include Symantectm Managed Security Services, Symantectm Consulting Services, and Symantectm Education Services.

Other
      Our Other segment is comprised of sunset products and products nearing the end of their life cycle.
Sales, Marketing, and Customers
      We sell our consumer products to individuals and small offices/home offices around the world through a multi-tiered distribution network. Our products are available to customers through channels that include distributors, retailers, direct marketers, Internet-based resellers, original equipment manufacturers, or OEMs, educational institutions, and ISPs. We separately sell annual content update subscriptions directly to end users primarily via the Internet. We also sell some of our products and product upgrades through direct mail/email and over the Internet, in conjunction with channel partners.
      We sell our enterprise products and services to medium and large corporate customers around the world through our direct sales force, corporate resellers, value-added resellers, and system integrators. In addition, our indirect sales force works closely with our major distributor and reseller accounts to coordinate the flow of orders, inventory levels, and sales to customers.
      We maintain distribution relationships with major independent distributors. We also work closely with retailers to execute channel marketing promotions and other cooperative marketing activities.
      Our agreements with distributors and resellers are generally nonexclusive and may be terminated by either party at any time without cause. These distributors are not within our control and are not obligated to purchase products from us. They also distribute other vendors’ product lines.
      In fiscal 2005, one reseller, Digital River, Inc., and two distributors, Ingram Micro, Inc. and Tech Data Product Management, Inc., including their subsidiaries, each accounted for more than 10% of our total net revenues. In fiscal 2004 and 2003, two distributors, Ingram Micro, Inc. and Tech Data Product Management, Inc., including their subsidiaries, each accounted for more than 10% of our total net revenues.
      Our marketing activities include:

•	Advertising in consumer, trade, technical, and business publications

•	Online advertising

•	Radio broadcast advertising

•	Public relations

•	Production of brochures, sales tools, multi-media product demonstrations, packaging, and other collateral

•	Targeted customer communications through the Symantec Web site, including regularly scheduled Web-based seminars and online newsletters

•	Cooperative marketing with distributors, resellers, and industry partners

•	Direct mailings and emailings to existing end-users and prospects

•	The use of tools such as trialware and Symantectm Security Check, a Web-based tool for consumers to assess the security vulnerabilities on their computers

•	Participation in focused trade and computer shows, sponsorship of industry analyst conferences, and execution of Symantec road shows, seminars, and user group conferences

•	Primary market research to understand evolving customer needs and buying behaviors
      For our consumer products, we typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to distributors and end-users. The distributor or reseller earns a volume incentive rebate primarily based upon their sale of products to end-users. We also offer rebates to individual users of various products acquired through major retailers. We regularly offer upgrade rebates to existing customers purchasing a new version of a product. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue when revenue is originally recorded.
International Sales
      Revenues from sales outside of the United States represented 52% of our net revenues during each of fiscal 2005 and 2004, and represented 49% of our net revenues during fiscal 2003. Of these revenues, sales in the Europe, Middle East, and Africa, or EMEA, region represented 33% of our net revenues during each of fiscal 2005 and 2004, and represented 30% of our net revenues during fiscal 2003. Additional financial information regarding our international sales is provided in Note 15 of the Notes to Consolidated Financial Statements.
      We sell our products through authorized distributors, which may be restricted to specified territories. For most of our consumer products, we translate the documentation, software, and packaging into the local language and prepare marketing programs for each local market. We have marketing offices in Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Turkey, United Arab Emirates, and the United Kingdom. These local offices facilitate our marketing and distribution in international markets. Our international operations are subject to various risks common to international operations, including but not restricted to:

•	Government regulations

•	Export and import restrictions

•	Currency fluctuations

•	Repatriation restrictions

•	In some jurisdictions, reduced protection for our copyrights and trademarks
Symantec Security Response
      Symantec Security Response is a team of dedicated intrusion experts, security engineers, virus hunters, and global technical support teams that work in tandem to provide extensive coverage for enterprises and consumers. Symantec Security Response provides customers with comprehensive, global, 24 hours a day 7 days a week Internet security expertise to guard against today’s blended Internet threats, which are threats that are multi-faceted in their operating methods and effects.
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
      Symantec Security Response issues a semi-annual report providing an analysis and discussion of trends in Internet attacks, vulnerabilities, malicious code activity, and additional security risks. The Symantec Internet Security Threat Report is one of the most comprehensive sources of Internet threat data in the world leveraging unparalleled sources to identify emerging trends in attacks and malicious code activity including:

•	Symantec DeepSight Threat Management System

•	Symantec Managed Security Services

•	Symantec’s vulnerability database, which covers more than 11,000 vulnerabilities in 20,000 technologies from more than 2,000 vendors

•	BugTraqtm, which is one of the most popular forums for the disclosure and discussion of vulnerabilities on the Internet, operated by Symantec

•	Symantectm Probe Network, a system of more than 2 million decoy accounts attracting email messages from 20 different countries that allows Symantec to gauge spam and phishing activity

Research Centers
      The research centers for Symantec Security Response are focused on collecting and analyzing the latest malware threats, from network security threats and vulnerabilities to viruses and worms. When a new threat or vulnerability is discovered, Symantec Security Response experts provide rapid emergency response, focusing on communication with customers and delivery of security updates for our security products. Research centers are located around the world, including the United States, Asia Pacific, and Europe. To ensure that customers are utilizing the most recent technologies available for addressing security issues, Symantec Security Response experts leverage our sophisticated back-end product architecture. This architecture allows users to receive the latest security updates — including intrusion detection signatures and virus definitions — automatically in the event of a new security threat or outbreak. LiveUpdate technology simplifies and speeds the process of receiving and implementing security updates for our security product offerings at the server, gateway, and desktop levels.

Technical Support
      With more than 300 experts in Internet security, desktop computer systems, and network management, our global technical support team is available around the clock. Our technical support experts provide customers with information on product implementation and usage, as well as countermeasures and identification tools for new threats.
      We maintain centralized support facilities throughout the world to drive rapid response to complex queries. Support is available in multiple languages, including Dutch, English, French, German, Italian, Japanese, Korean, Mandarin, Portuguese, and Spanish.

Enterprise Security Support
      Our enterprise security support program offers annual support contracts to enterprise customers worldwide, including content, upgrades, and technical support. Our standard technical support includes 1) unlimited hot-line service delivered by telephone, fax, email, and over the Internet; 2) immediate patches for severe problems; 3) periodic software updates; 4) access to our technical knowledge base and frequently asked question, or FAQ, facility; and 5) an invitation to the annual user group meeting. Customers may augment their standard annual support contract with services such as 24 hours a day 7 days a week telephone and web support, advanced alerting services, additional designated callers, or contacts, and additional language support, as well as a Technical Account Manager assigned to work closely with an organization and act as a focal point for all issues.

Consumer Product Support
      Our consumer product support program provides free self-help online services to all consumer customers worldwide, as well as free email support. A team of product experts, editors, and language translators are dedicated to maintaining the robustness of the online knowledge base. Generally, telephone product support is provided for a fee by an outside vendor. For customers that subscribe to them, the latest virus definitions and application bug fixes and/or patches for most of our currently marketed and developed products are downloaded automatically through LiveUpdate, created by Symantec Security Response.
      We revise these fee-based support programs from time to time as customer requirements change and as market trends dictate. These programs may vary slightly by region.

Recent Acquisitions and Divestitures

Acquisitions
      Since our initial public offering on June 23, 1989, we have completed acquisitions of 38 businesses. Our recent acquisitions included:

•	Platform Logic, Inc., LIRIC Associates Limited, and @stake, Inc. in the December 2004 quarter

•	TurnTide, Inc. in the September 2004 quarter

•	Brightmail Incorporated in the June 2004 quarter

•	ON Technology Corp. in the March 2004 quarter

•	PowerQuest, Inc. and SafeWeb, Inc. in the December 2003 quarter

•	Nexland, Inc. in the September 2003 quarter

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. in the September 2002 quarter
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
      On December 16, 2004, we announced a definitive agreement with VERITAS Software Corporation, or VERITAS, a leading independent supplier of storage and infrastructure software products and services. Under this agreement, we would acquire all of the outstanding stock of VERITAS in exchange for 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock. In addition, we would assume all outstanding VERITAS stock options with an exercise price less than or equal to $49.00 per share, as well as each outstanding option that was granted under certain specified VERITAS option plans, as adjusted in accordance with the exchange ratio. All other outstanding VERITAS stock options would be cancelled. The estimated purchase price is $13 billion, which includes the estimated fair value of Symantec common stock to be issued and VERITAS options to be assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Symantec common stock of $25.87, which was based on an average of the closing prices for a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the proposed transaction. The final purchase price would be determined based upon the number of VERITAS shares and options outstanding at the closing date. Completion of the transaction is subject to customary closing conditions that include, among others, receipt of required approvals from Symantec and VERITAS stockholders. Under terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances. While we currently anticipate that we will be in a position to complete the merger on or prior to June 30, 2005, we believe that there may be administrative benefits to completing the merger at the beginning of our second quarter of fiscal 2006. Symantec and VERITAS have therefore discussed the possibility of closing the merger during the first week of that fiscal quarter. Unless otherwise indicated, the discussions in this document relate to Symantec as a stand-alone entity and do not reflect the impact of the pending business combination transaction with VERITAS.
      For further discussion of our recent acquisitions, see Note 3 of the Notes to Consolidated Financial Statements.

Divestitures
      In August 2001, we sold assets and transferred liabilities and employees related to our Web Access Management product line to PassGo Technologies, Ltd. and agreed to license them the related technology for a period of four years through August 2005.
Product Development, Partnerships, Investments and Acquisitions
      We use a multiple product sourcing strategy that includes:

•	Internal development

•	Licensing from third parties

•	Investments in companies

•	Acquisitions of technologies, product lines, or companies
      We develop software products that are designed to operate on a variety of operating systems. We typically develop new products and enhancements of existing products through focused product development groups. Each product development group is responsible for its own design, development, documentation, and quality assurance. Our research and development expenditures for each of the last three years are further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Research and Development Expenses.”
      Independent contractors are used for aspects of the product development process. In addition, elements of some of our products are licensed from third parties.
      We invest in companies with emerging technologies and companies that promote the sale and use of our products and services. These investments are made in lieu of an acquisition when timing is inappropriate or when the business models and sectors fall outside of our strategic requirements. We pursue investments that we believe will be complementary and can enhance both financial returns and market growth.
      We use strategic acquisitions as necessary to provide certain technology, people, and products for our overall product and services strategy. We consider both time to market and potential market share growth when evaluating acquisitions of technologies, product lines, or companies. We have completed a number of acquisitions of technologies, companies, and products in the past, and we have also disposed of technologies and products. We may acquire and/or dispose of other technologies, companies and products in the future. For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements.
Competition
      Our markets are competitive and are subject to rapid changes in technology. They are influenced by the constant change in Internet security threats and the strategic direction of major software and operating system providers, network equipment and computer hardware manufacturers, ISPs, application service providers, and key application software vendors. Our competitiveness depends on our ability to deliver products that meet our customers’ needs by enhancing our existing solutions and services and offering reliable, scalable, and standardized new solutions on a timely basis. We have limited resources, and as a result, we must deploy our available resources thoughtfully. The principal competitive factors in our Consumer Products, Enterprise Security, and Enterprise Administration segments are quality, integration of advanced technology, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and sales and marketing teams. In our Services segment, the principal competitive factors include technical capability, customer responsiveness, price, ability to attract and retain talented and experienced personnel, financial stability and reputation within the industry.
      In the enterprise security and administration markets, we compete against many companies who offer competing products to our technology solutions and competing services to our response and support. In the area of antivirus and filtering products, some of the companies we compete against are Computer Associates, McAfee (formerly Network Associates), Sophos, Trend Micro, and WebSense. In addition, Microsoft has recently announced and has launched the internal testing of an online suite that includes automated protection, maintenance, and performance tuning. This consumer subscription service, Windows OneCare, is expected to be a fee-based service available to the general public by the end of calendar 2005. Microsoft has also recently introduced a free antispyware product for the consumer market. In the area of firewall and VPN, some of the companies we compete against are Check Point Software, Cisco, Juniper, SonicWALL, and WatchGuard. In the area of intrusion detection and security management, some of the companies we compete against are Bindview, Internet Security Systems, NetIQ, and Tipping Point (recently acquired by 3Com). In the areas of remote management, imaging provisioning, backup, recovery, and asset management, some of the companies we compete against are Altiris, Laplink, Marimba (recently acquired by BMC Software), and VERITAS.
      In addition, we face indirect or potential competition from operating system providers and network equipment and computer hardware manufacturers, who provide or may provide various security solutions and functions in their current and future products. These competitors have significant advantages due to their ability to influence or control the computing platforms, security layers, and network tiers on, or in, which security products operate. In addition, these competitors generally have significantly greater financial, marketing, or technological resources than we do. We believe that our ability to compete in the enterprise security and administration markets going forward depends in part on providing comprehensive, solution-oriented integrated offerings that secure and manage customers’ most important asset — their information.
      Some of the companies that offer competing products to our Consumer Products offerings include Check Point Software, Computer Associates, Doctor Ahn, Internet Security Services, Kroll, McAfee (formerly Network Associates), Norman, Panda, and Trend Micro. With the constantly evolving Internet-based security threat environment, several other companies have entered the market and may become significant competitors in the future.
      Our Enterprise Security Services compete with companies such as Counterpane, IBM, Internet Security Systems, Ubizen, and VeriSign.
      Price competition is intense for most of our products and services. We expect price competition to continue to increase and become even more significant in the future, which may reduce our profit margins.
      We also face competition from a number of other products that offer levels of functionality different from those offered by our products or that were designed for a somewhat different group of end-users than those targeted by us. Microsoft has added security features to new versions of its operating system products that provide some of the same functions offered in our products. Microsoft’s acquisition of GeCad’s antivirus technology could lead it to include antivirus functions in future versions of its operating system products or as a stand-alone consumer product. In addition, vendors of other operating systems, such as Red Hat® Linux, Solaris, and Unix-based operating systems, may also incorporate some of the advanced utilities or other functionality offered in our products. Also, certain ISPs provide security functionality to their subscribers at no additional fee.
      While we plan to continue to improve our products by providing enhanced functionality to current and future operating systems, these efforts may be unsuccessful and any improved products may not be commercially accepted by users. We will continue to cooperate with operating system vendors to make our products compatible with those operating systems while at the same time differentiating our utility products from features included in those operating systems. Our efforts in this regard may be unsuccessful.
      The demand for some of our products, including those currently under development, may decrease if, among other reasons:

•	Microsoft includes additional product features in future releases of Windows or as stand-alone products

•	Hardware vendors, including Cisco, incorporate additional server-based network management and security tools into network operating systems

•	Operating system, network equipment, or computer hardware manufacturers license, develop, or acquire technology or products that provide functionality directly competitive with our product and service offerings

•	ISPs continue to provide security functionality to their subscribers at no additional fee
      In addition, we compete with other computer software companies, operating system providers, and network equipment and computer hardware manufacturers for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. We also compete with other software companies, operating system providers, and network equipment and computer hardware manufacturers to acquire products or companies and to publish software developed by third parties.
      Some of our existing and potential competitors have greater financial, marketing, or technological resources than we do. We believe that competition in the industry will continue to intensify as other major software companies expand their product lines into additional product categories, and as operating system providers and network equipment and computer hardware manufacturers attempt to leverage their strengths at the computing platform, security layer, and network tier to compete more aggressively in the market for security solutions.
Manufacturing
      Our product development groups produce a set of master compact disc read-only memory, or CD-ROMs, or diskettes, and documentation for each product that is then duplicated or replicated and packaged into products by our logistics organization. United States purchasing of all raw materials is performed by an outside organization. This outside contractor, under the supervision of our domestic logistics organization, performs all of our domestic manufacturing and order fulfillment. Manufacturing includes the replication of CD-ROMs, printing of documentation materials and retail boxes, and assembly of the final packages. Purchasing is done by Symantec personnel for products manufactured in our Dublin, Ireland facility. For most products distributed outside of North and South America, our Dublin, Ireland manufacturing facility performs diskette duplication, assembly of the final packages, and order fulfillment. Our Dublin, Ireland manufacturing facility also subcontracts to outside organizations for the replication of CD-ROMs and printing of documentation materials and retail boxes.
Intellectual Property
      We regard our software as proprietary. We attempt to protect our software technology by relying on a combination of copyright, patent, trade secret and trademark laws, restrictions on disclosure, and other methods. In particular, we have a substantial number of registered trademarks and currently hold a substantial number of patents in the United States, as well as patent holdings in other countries, which expire at various times over the next twenty years. We regularly file other applications for patents and trademarks in order to protect proprietary intellectual property that we believe are important to our business. We also license some intellectual property from third parties for use in our products.
      We face a number of risks relating to our intellectual property, including unauthorized use and unauthorized copying, or piracy, of our software solutions. Litigation may be necessary to enforce our intellectual property rights, to protect trade secrets or trademarks, or to determine the validity and scope of the proprietary rights of others. Patents that have been issued to us could be determined to be invalid and may not be enforceable against competitive products in every jurisdiction. Furthermore, other parties have asserted and may, in the future, assert infringement claims against us. For further discussion of our current litigation, see Note 14 of the Notes to Consolidated Financial Statements. These claims and any litigation may result in invalidation of our proprietary rights. Litigation, even if not meritorious, could result in substantial costs and diversion of resources and management attention. In addition, third party licenses may not continue to be available to us on commercially acceptable terms, or at all.
Employees
      As of March 31, 2005, we employed approximately 6,500 people worldwide, including approximately 3,300 in sales, marketing, and related activities, 1,700 in product development, 400 in services, and 1,100 in management, manufacturing, administration, and finance.

      In connection with the relocation of our Leiden, Netherlands operations to Dublin, Ireland in early fiscal 2003, a group of employees in the Leiden facility joined a union to negotiate the proposed terms of the transfer of operations to our Dublin facility, focusing primarily on severance benefits for employees that did not relocate to Dublin. In addition, the Italian Trade Union and a French Symantec Works Council both have agreements with Symantec that govern parts of the employment relationship in the respective countries. Except for these instances, no other employees are represented by a labor union. We believe that relations with our employees are good.

Item 2:	Properties
      The following table sets forth the location, approximate square footage and use of each significant location used by Symantec:

		Approximate
		Size	Expiration
Location	Purpose	(In Square Feet)	of Lease

North America
Cupertino, California	Administration, sales, marketing	296,000	Owned
Santa Monica, California	Research and development, sales, marketing, administration	243,000	2007
Springfield, Oregon	Customer service, sales, technical support, administration	199,000	Owned
Waltham, Massachusetts	Research and development, technical support, sales	105,000	2010
Newport News, Virginia	Research and development, marketing	99,000	Owned
Beaverton, Oregon	Sales, administration	80,000	2010
Toronto, Canada	Sales, administration	76,000	2005
Alexandria, Virginia	Research and development, marketing, managed security services	73,000	2007
Redwood City, California	Research and development, sales, marketing	70,000	2007
Orem, Utah	Research and development	69,000	2012
Herndon, Virginia	Sales, research and development	49,000	2007
American Fork, Utah	Research and development, technical support	39,000	2008
San Francisco, California	Research and development	38,000	2012
Tucson, Arizona	Administration	36,000	2013
International
Dublin, Ireland	Manufacturing, sales, administration, customer service	108,000	Owned
Maidenhead, UK	Sales, administration, marketing	54,000	Owned
Beijing, China	Manufacturing, research and development, sales	41,000	2008
Dublin, Ireland	Technical support, sales	38,000	2005
Tokyo, Japan	Sales, research and development, marketing	34,000	2006
Sydney, Australia	Sales, technical support, marketing, administration	33,000	2008
Munich, Germany	Sales, marketing	31,000	2008
Singapore	Sales, administration, marketing	30,000	2007
      We also lease additional properties throughout the world, primarily in North America and Europe, for which the square footage is individually insignificant. We also lease 148,000 square feet in Oregon, which is currently vacant. We are currently building a facility in Culver City, California which we expect to occupy in 2007, and we recently purchased a facility in Dublin, Ireland that we expect to occupy by the end of 2005.

      We believe that our existing facilities are adequate for current needs and that the productive capacity in such facilities is substantially being utilized.

Item 3:	Legal Proceedings
      Information with respect to this Item may be found in Note 14 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which information is incorporated into this Item 3 by reference.

Item 4:	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2005.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq National Market. All sales prices have been adjusted to reflect the two-for-one stock splits, effected as stock dividends, that became effective November 30, 2004 and November 19, 2003.

	Fiscal 2005				Fiscal 2004

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2005	2004	2004	2004	2004	2003	2003	2003

High	$26.60	$34.05	$27.68	$25.44	$24.05	$17.52	$16.67	$12.89
Low	$20.05	$23.53	$20.00	$19.71	$17.50	$14.28	$10.57	$9.09
      As of March 31, 2005, there were 785 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock. We currently intend to retain future earnings for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
      Stock repurchases during the three-month period ended April 1, 2005 were as follows:

			Total Number of Shares	Dollar Value of Shares
	Total Number of	Average Price	Purchased Under Publicly	That May Yet Be
	Shares Purchased	Paid per Share	Announced Plans or Programs	Purchased Under the Plan

January 1, 2005 to January 28, 2005	31,800	$22.70	31,800	$486 million
January 29, 2005 to February 25, 2005	302,100	$22.45	302,100	$479 million
February 26, 2005 to April 1, 2005	206,700	$21.54	206,700	$475 million

Total	540,600	$22.11	540,600

      On January 16, 2001, our Board of Directors replaced an earlier stock repurchase authorization with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, our Board of Directors increased the dollar amount of our stock repurchase authorization from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. On October 19, 2004, our Board of Directors increased the dollar amount of our stock repurchase authorization by $300 million, without any specific limit on the number of shares to be repurchased. In connection with the stock repurchase authorizations, we have a repurchase plan under Rule 10b5-1 to facilitate stock repurchases up to $60 million per quarter. Pending the completion of the proposed merger with VERITAS, we will be subject to a regulatory limitation that limits the level of quarterly repurchases allowed.
      During fiscal 2005, we repurchased 7.8 million shares under the amended stock repurchase authorization, at prices ranging from $21.05 to $30.77 per share, for an aggregate amount of $192 million. During fiscal 2004, we repurchased 3.0 million shares under the amended stock repurchase authorization, at prices ranging from $19.52 to $20.82 per share, for an aggregate amount of $60 million. During fiscal 2003, we repurchased 8.8 million shares at prices ranging from $6.99 to $7.49 per share, for an aggregate amount of $64 million.
      On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion effective upon completion of the VERITAS merger, without any specific limit on the number of shares to be repurchased. We expect to repurchase shares pursuant to this authorization for cash as business conditions warrant between the date of the completion of the merger and March 31, 2006. Excluding the post-merger authorization, as of March 31, 2005, $475 million remained authorized by our Board of Directors.

Item 6:	Selected Financial Data
      The following selected consolidated financial data is derived from Symantec’s consolidated financial statements. This data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.
      During the past five fiscal years, we have made the following acquisitions:

•	Brightmail Incorporated, TurnTide, Inc., @stake, Inc., LIRIC Associates Limited, and Platform Logic, Inc. during fiscal 2005

•	Nexland, Inc., PowerQuest, Inc., Safeweb, Inc., and ON Technology Corp. during fiscal 2004

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. during fiscal 2003

•	Lindner & Pelc Consult GmbH and Foster-Melliar Limited’s enterprise security management division during fiscal 2002

•	AXENT Technologies during fiscal 2001
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
      On August 24, 2001, we divested our Web Access Management product line.

Five-Year Summary

	Year Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except net income (loss) per share)
Consolidated Statements of Income Data:
Net revenues	$2,582,849	$1,870,129	$1,406,946	$1,071,438	$853,554
Amortization of goodwill(a)	—	—	—	196,806	71,336
Amortization of deferred stock-based compensation(b)	4,524	—	—	—	—
Acquired in-process research and development	3,480	3,710	4,700	—	22,300
Restructuring	2,776	907	11,089	20,428	3,664
Integration planning(c)	3,494	—	—	—	—
Patent settlement(d)	375	13,917	—	—	—
Litigation judgment(e)	—	—	—	3,055	—
Operating income	819,266	513,585	341,512	8,041	109,600
Interest expense(f)	(12,323)	(21,164)	(21,166)	(9,169)	—
Income, net of expense, from sale of technologies and product lines(g)	—	9,547	6,878	15,536	20,448
Net income (loss)	$536,159	$370,619	$248,438	$(28,151)	$63,936
Net income (loss) per share — basic(h)	$0.81	$0.61	$0.43	$(0.05)	$0.12
Net income (loss) per share — diluted(h)	$0.74	$0.54	$0.38	$(0.05)	$0.12
Shares used to compute net income (loss) per share — basic(h)	660,631	611,970	581,580	574,416	517,896
Shares used to compute net income (loss) per share — diluted(h)	738,245	719,110	682,872	574,416	545,896

(a)	Beginning in fiscal 2003, we no longer amortize goodwill due to the adoption of a new accounting standard.

(b)	In connection with the Brightmail acquisition during fiscal 2005, we assumed unvested Brightmail stock options in exchange for unvested options to purchase Symantec common stock. For more information, see Note 3 of the Notes to Consolidated Financial Statements. Also during fiscal 2005, we issued restricted shares to our Senior Vice President of Finance and Chief Financial Officer. For more information, see Note 11 of the Notes to Consolidated Financial Statements.

(c)	During fiscal 2005, we announced a definitive agreement with VERITAS Software Corporation under which we would acquire all the outstanding stock of VERITAS. In connection with this proposed merger, we have recorded integration planning costs. For more information, see Note 3 of the Notes to Consolidated Financial Statements.

(d)	During fiscal 2005, we recorded patent settlement costs and entered into a patent license agreement with Tumbleweed Communications Corporation. During fiscal 2004, we recorded patent settlement costs and purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(e)	During fiscal 2002, we accrued litigation expenses for a copyright action assumed by us as a result of our acquisition of Delrina Corporation.

(f)	In October 2001, we issued $600 million of 3% convertible subordinated notes. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash. We will not incur further interest expense with respect to these notes. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

(g)	Income, net of expense, from sale of technologies and product lines primarily related to royalty payments received in connection with the licensing of substantially all of the ACT!tm product line technology. In December 2003, Interact purchased this technology from us.

(h)	Share and per share amounts reflect the two-for-one stock splits effected as stock dividends, which occurred on November 30, 2004, November 19, 2003, and January 31, 2002.

	March 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Working capital(i)	$1,987,259	$1,555,094	$1,152,773	$988,044	$369,184
Total assets	5,614,221	4,456,498	3,265,730	2,502,605	1,791,581
Convertible subordinated notes(j)	—	599,987	599,998	600,000	—
Long-term obligations, less current portion	4,408	6,032	6,729	7,954	2,363
Stockholders’ equity	3,705,453	2,426,208	1,764,379	1,319,876	1,376,501

(i)	A portion of deferred revenue as of March 31, 2003 was reclassified to long-term to conform to the current presentation. Amounts prior to fiscal 2003 are considered immaterial for reclassification.

(j)	In October 2001, we issued $600 million of 3% convertible subordinated notes. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Symantec is the global leader in information security providing a broad range of software, appliances, and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their information technology, or IT, infrastructure. Symantec’s Norton brand of products is the worldwide leader in consumer security and problem-solving solutions. Founded in 1982, we have offices in 38 countries worldwide.
      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2005, 2004, and 2003 reflect amounts as of and for the periods ended April 1, 2005, April 2, 2004, and March 28, 2003, respectively. The fiscal accounting years ended April 1, 2005 and March 28, 2003 are each comprised of 52 weeks of operations, while the fiscal accounting year ended April 2, 2004 is comprised of 53 weeks of operations. The fiscal accounting year ending March 31, 2006 will comprise 52 weeks of operations.
Critical Accounting Estimates
      The preparation of our consolidated financial statements and related notes in accordance with generally accepted accounting principles requires us to make estimates, which include judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in Symantec’s consolidated financial statements, the resulting changes could have a material adverse effect on Symantec’s consolidated statement of income, and in certain situations, could have a material adverse effect on liquidity and Symantec’s financial condition.
      A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used, or changes in accounting estimates could materially impact the financial statements. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. We also refer you to our “Summary of Significant Accounting Policies” beginning on page 63 in this Annual Report on Form 10-K.
      Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of Symantec’s Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to them.

Revenue Recognition
      We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and they require us to make many estimates.
      We expect our distributors and resellers to maintain adequate inventory to meet future customer demand, which is generally 4 to 6 weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on their valid purchase orders. Our distributors and resellers base the quantity of their orders on their estimates to meet future customer demand, which may exceed our expected level of a 4 to 6 week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a 4 to 6 week supply. We estimate future returns under these limited rights of return in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we do not recognize revenue or record accounts receivable for the amount in excess of the expected inventory levels. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and the associated cost of revenues when the liberal rights of return expire, which is when the inventory levels no longer exceed the expected level of a 4 to 6 week supply. If we made different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.
      As of each of the fiscal years ended March 31, 2005, 2004, and 2003, the amount of net revenues not recognized related to excess inventory represented no more than 3% of total net revenues recognized during each of the years then ended. Associated costs that were included in inventory as of each of the fiscal years ended March 31, 2005, 2004, and 2003 represented no more than 2% of the total cost of revenues recorded during each of the years then ended.
      In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates and totaled $1.3 billion as of March 31, 2005, of which $115 million was represented as long-term deferred revenue, on the Consolidated Balance Sheet. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

Reserves for Product Returns
      End-users may return our products, primarily within our Consumer Products and Enterprise Administration segments, through distributors and resellers or to us directly for a full refund within a reasonably short period from the date of purchase. Our estimated reserves for such end-user product returns, which are recorded as an offset to revenue, are based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to revenue. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented. More or less product may be returned than what was estimated and/or the amount of inventory in the channel could be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual results. For additional information see Schedule II on page 98.

Reserves for Rebates
      We estimate and record reserves as an offset to revenue for channel and end-user rebates, related primarily to products within our Consumer Products, Enterprise Security, and Enterprise Administration segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented. For additional information see Schedule II on page 98.

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
      At March 31, 2005, goodwill was $1.4 billion, acquired product rights were $128 million, and other identifiable intangible assets were $31 million. We assess the impairment of goodwill within our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.

Accounting for Excess Facilities
      We have estimated expenses for excess facilities related to consolidating, moving, and relocating various groups or sites as a result of restructuring activities and business acquisitions. In determining our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income and the vacancy period prior to finding a sub-lessee. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Our ability to sublease facilities on schedule or to negotiate lease terms resulting in higher or lower sublease income than estimated will affect our accrual for site closures. Differences between estimates of related broker commissions, tenant improvements, and related exit costs may increase or decrease our accrual upon final negotiation. If we made different estimates regarding these various components of our excess facilities costs, the amount recorded for any period presented could vary materially from those actually recorded.

Income Taxes
      We make significant estimates to determine our current provision for income taxes, as well as deferred tax assets and liabilities and our income taxes payable. Our estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial position and results of operations. We also assess the likelihood that our net deferred tax assets will be realized. Realization of our net deferred tax assets is dependent upon future United States taxable income and future taxable income in certain foreign jurisdictions, as well as our implementation of prudent and feasible tax planning strategies. Our estimates regarding future profitability may change due to future market conditions, changes in United States or international tax laws, and other factors. To the extent we believe it is more likely than not that some portion or all of our net deferred tax assets will not be realized, we establish a valuation allowance against the deferred tax assets. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income.

Legal Contingencies
      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in legal proceedings as discussed in Note 14 of the Notes to Consolidated Financial Statements.
      When the likelihood of the incurrence of costs related to our legal proceedings is probable and management has the ability to estimate such costs, we provide for estimates of external legal fees and any probable losses through charges to our Consolidated Statements of Income. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and intervening events. Our accrual for legal contingencies as of March 31, 2005 represented insignificant amounts related to external legal fees and no amounts were accrued for probable losses as we believe that we have meritorious defenses to the claims against us, and we will defend ourselves vigorously. However, even if we are successful, estimated costs for external legal fees could be more than anticipated. If we are unsuccessful, we might be forced to pay significant damages and licensing fees for which we have not accrued any amounts for loss contingencies, or to modify our business practices. Any such results could materially harm our business and could result in a material adverse impact on our financial position, results of operations, or cash flows.
Results of Operations
Overview
      In fiscal 2005, we continued to pursue our goal of serving customer needs while reshaping the competitive landscape by offering new versions of integrated solutions. We believe that we continued to make progress toward this goal as we introduced several new product offerings while posting substantial growth in revenue and earnings.
      We operate our business within five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services, and Other.
      Within the Consumer Products segment, we continued to grow our base of individual users and accelerated our expansion into the small business market. Our Norton brand of consumer security products continued as a market leader in desktop protection. In addition, we released new versions of our award-winning consumer products, including Nortontm Internet Security, Norton AntiVirus, Norton Personal Firewall, Norton AntiSpamtm, and Norton SystemWorks. These new products provide protection from viruses, intrusion attempts, and piracy threats, and offer expanded protection from emerging threats.
      Within the Enterprise Security segment, we continued to enhance and expand our product portfolio in order to address the evolving threat environment with the release of new versions of our integrated solutions: Symantec Gateway Security, Symantec Enterprise Security Manager, and Symantec Incident Manager. In addition, we maintained our focus on enhanced manageability and more comprehensive intrusion protection.
      The Enterprise Administration segment continued to benefit from our new product introductions, including the ON iCommandtm product family related to our business acquisition of ON Technology, and Symantec Client Migration and the LiveStatetm Recovery product family related to our business acquisition of PowerQuest, both of which were acquired in the second half of fiscal 2004. Sales of our pcAnywhere product continued to decline and we expect this trend to continue due to the extended functionality of Microsoft operating system products.
      On a worldwide basis, we closed bigger deals driven by the depth and breadth of our product and service offerings. Specifically, we generated 1,347 enterprise deals greater than $100,000 each, including 353 deals greater than $300,000 each, and 63 deals greater than $1 million each. Deals greater than $1 million increased 85% in fiscal 2005 as compared to fiscal 2004. In addition, 59% of the deals greater than $100,000 involved multiple Symantec enterprise products and services.
      Cashflows were strong in fiscal 2005 as we delivered over $1.2 billion in operating cash flow. We no longer carry any debt due to the conversion of our convertible subordinated notes during fiscal 2005 and we ended fiscal 2005 with $3.2 billion in cash, cash equivalents, and short-term investments.
      Net revenues during fiscal 2005 increased as compared to fiscal 2004 due primarily to increased sales of our consumer and enterprise security products. We believe that a significant portion of the growth in demand was attributable to the continued increase in vulnerabilities, Internet attacks, and malicious code activity coupled with a growing level of awareness of these threats around the world. This growth in demand may not continue and, if it does not, our revenue growth rate may not be sustainable.
      Net revenues during fiscal 2004 increased as compared to fiscal 2003 due primarily to increased sales of our consumer and enterprise security products, which can be attributed to the numerous security threat outbreaks that occurred during fiscal 2004, including the Beagle, Welchia, Blaster, Sobig, MyDoom, and Netsky viruses. Increased demand for our security protection solutions from large organizations as well as from small businesses and consumers also contributed to the growth.
      From a regional standpoint, sales outside of the United States contributed strongly to revenue growth while sales in the United States also grew during these periods. Strength in major foreign currencies during fiscal 2005 and fiscal 2004 also positively impacted our international revenue growth.
      A significant portion of our deferred revenue balance of $971 million as of March 31, 2004 contributed to our total net revenues during fiscal 2005. Deferred revenue increased during fiscal 2005 as compared to fiscal 2004 due primarily to increased maintenance obligations.
      Our net income was $536 million, $371 million, and $248 million for fiscal 2005, 2004, and 2003, respectively, representing $0.74, $0.54, and $0.38 net income per diluted share, respectively. Our increased profitability is primarily the result of revenue growth offset in part by an increase in operating expenses largely attributable to an increase in employee headcount and related compensation. Approximately 75% of our headcount increase was due to the growth of the company and approximately 25% was due to business acquisitions.
      During fiscal 2005, we acquired the following businesses:

•	On June 21, 2004, we acquired Brightmail, a developer of email services and software for application service providers, Internet service providers, or ISPs, portals, and enterprises, for $318 million in cash and assumed stock options.

•	On July 7, 2004, we acquired TurnTide, a developer of antispam routers, for $28 million in cash.

•	On October 7, 2004, we acquired @stake, a digital security company that helps corporations secure their critical infrastructure and applications, for $49 million in cash.

•	On October 11, 2004, we acquired LIRIC Associates, a U.K.-based consultancy firm that offers expertise in assessing the security needs of highly complex global networks and designing the architecture and policies to secure these networks, for $15 million in cash.

•	On December 9, 2004, we acquired Platform Logic, a technology company that had developed a single host intrusion prevention product, for $30 million in cash.
      On January 28, 2005, we purchased technology patents from ReefEdge, Inc. for $800,000 in cash, which we recorded as acquired product rights.
      On December 16, 2004, we announced a definitive agreement with VERITAS Software Corporation, or VERITAS, a leading independent supplier of storage and infrastructure software products and services. Under this agreement, we would acquire all of the outstanding stock of VERITAS in exchange for 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock. In addition, we would assume all outstanding VERITAS stock options with an exercise price less than or equal to $49.00 per share, as well as each outstanding option that was granted under certain specified VERITAS option plans, as adjusted in accordance with the exchange ratio. All other outstanding VERITAS stock options would be cancelled. The estimated purchase price is $13 billion, which includes the estimated fair value of Symantec common stock to be issued and VERITAS options to be assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Symantec common stock of $25.87, which was based on an average of the closing prices for a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the proposed transaction. The final purchase price would be determined based upon the number of VERITAS shares and options outstanding at the closing date. Completion of the transaction is subject to customary closing conditions that include, among others, receipt of required approvals from Symantec and VERITAS stockholders. Under terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances. While we currently anticipate that we will be in a position to complete the merger on or prior to June 30, 2005, we believe that there may be administrative benefits to completing the merger at the beginning of our second quarter of fiscal 2006. Symantec and VERITAS have therefore discussed the possibility of closing the merger during the first week of that fiscal quarter. Unless otherwise indicated, the discussions in this document relate to Symantec as a stand-alone entity and do not reflect the impact of the pending business combination transaction with VERITAS.
      Information about the various factors that management deems important in contributing to our operating results for fiscal year 2005, 2004, and 2003 is provided in the discussion below.

Total Net Revenues

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Net revenues	$2,582,849	$1,870,129	$1,406,946
Period over period increase	712,720	463,183
	38%	33%
      Net revenues increased during fiscal 2005 as compared to fiscal 2004 due primarily to increases of $443 million and $191 million in sales of our consumer and enterprise security products, respectively. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions. We believe that a significant portion of the growth in demand was attributable to the continued increase in vulnerabilities, Internet attacks, and malicious code activity coupled with a growing level of awareness of these threats around the world. This growth in demand may not continue and, if it does not, our revenue growth rate may not be sustainable.
      Net revenues increased during fiscal 2004 as compared to fiscal 2003 due primarily to increases of $302 million and $143 million in sales of our consumer and enterprise security products, respectively. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions. We believe that a significant portion of the growth in demand during fiscal 2004 was attributable to the numerous security threat outbreaks that occurred during the year.

Net Revenues by Segment

Net Revenues from our Consumer Products Segment

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Consumer Products revenues	$1,315,201	$871,980	$570,266
Percentage of total net revenues	51%	47%	41%
Period over period increase	$443,221	$301,714
	51%	53%
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses. We believe that a significant portion of the increase in revenues from our Consumer Products segment in fiscal 2005, as compared to fiscal 2004, was attributable to the continued increase in vulnerabilities, Internet attacks, and malicious code activity coupled with a growing level of awareness of these threats around the world, and this growth may not be sustainable. Specifically, the increase in our Consumer Products revenue during fiscal 2005 was due primarily to an increase of $231 million in sales of our Norton Internet Security products, a comprehensive security solution, and an increase of $185 million in sales of our Norton AntiVirus products. Sales through our electronic distribution channel (which includes sales of our Norton Internet Security products and our Norton AntiVirus products), including original equipment manufacturer, or OEM, subscription renewals, grew by $297 million in fiscal 2005 as compared to fiscal 2004.
      We believe that a significant portion of the increase in revenues from our Consumer Products segment in fiscal 2004, as compared to fiscal 2003, was attributable to the numerous security threat outbreaks that occurred in August 2003 and February 2004. Specifically, the increase in revenue from our Consumer Products segment during fiscal 2004 as compared to fiscal 2003 was due primarily to increases of $188 million and $129 million in sales of our Norton AntiVirus and Norton Internet Security products, respectively. We experienced growth in our electronic distribution channel, including OEM subscription renewals, where sales grew by $223 million in fiscal 2004 as compared to fiscal 2003. These increases were offset slightly by a decrease in sales of our other consumer products.

Net Revenues from our Enterprise Security Segment

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Enterprise Security revenues	$927,443	$736,531	$593,552
Percentage of total net revenues	36%	39%	42%
Period over period increase	190,912	142,979
	26%	24%
      Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds. Revenue from our Enterprise Security segment increased during fiscal 2005 as compared to fiscal 2004 due primarily to an increase of $148 million in sales of our antivirus products. In addition, revenue increased due to sales of antispam products formerly associated with Brightmail, which we acquired in June 2004.
      Similarly, revenue from our Enterprise Security segment increased during fiscal 2004 as compared to fiscal 2003 due primarily to a $131 million increase in sales of our antivirus products. This increase was attributable to the numerous security threat outbreaks that occurred in August 2003 and February 2004.

Net Revenues from our Enterprise Administration Segment

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Enterprise Administration revenues	$283,897	$219,604	$215,017
Percentage of total net revenues	11%	12%	15%
Period over period increase	$64,293	$4,587
	29%	2%
      Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Revenue from our Enterprise Administration segment increased during fiscal 2005 as compared to fiscal 2004 due primarily to sales of products formerly associated with PowerQuest of $64 million and ON Technology of $29 million, which were acquired in the second half of fiscal 2004. These increases were partially offset by a continued decline in sales of our pcAnywhere product. We expect sales of our pcAnywhere product to continue to decline in the future.
      Revenue from our Enterprise Administration segment increased during fiscal 2004 as compared to fiscal 2003 due primarily to sales of PowerQuest products of $18 million and sales of ON Technology products of $6 million, after the respective dates of acquisition. These increases were partially offset by a decrease in sales of our pcAnywhere product of $19 million.

Net Revenues from our Services Segment

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Services revenues	$56,160	$41,682	$26,377
Percentage of total net revenues	2%	2%	2%
Period over period increase	$14,478	$15,305
	35%	58%
      Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. The increase in revenue from our Services segment during fiscal 2005 as compared to fiscal 2004 was due primarily to an increase of $11 million in sales of our consulting services. In addition, revenue from our Services segment increased due to the @stake, Inc. and LIRIC Associates acquisitions. We expect our Services revenue will continue to increase in the future.
      The increase in revenue from our Services segment during fiscal 2004 as compared to fiscal 2003 was due primarily to an increase of $14 million in sales of our managed security services.

Net Revenues from our Other Segment

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Other revenues	$148	$332	$1,734
      Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during fiscal 2005, 2004 and 2003 were insignificant.

Net Revenues by Geographic Region

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Americas	$1,380,318 *	$1,006,075 **	$802,387 ***
Percentage of total net revenues	53%	54%	57%
Period over period increase	$374,243	$203,688
	37%	25%
EMEA	$842,189	$616,504	$415,495
Percentage of total net revenues	33%	33%	30%
Period over period increase	$225,685	$201,009
	37%	48%
Japan/ APAC	$360,342	$247,550	$189,064
Percentage of total net revenues	14%	13%	13%
Period over period increase	$112,792	$58,486
	46%	31%
Total net revenues	$2,582,849	$1,870,129	$1,406,946

*	The Americas include net revenues from the United States of $1.2 billion, Canada of $99 million, and Latin America of $46 million during fiscal 2005.

**	The Americas include net revenues from the United States of $896 million, Canada of $71 million, and Latin America of $39 million during fiscal 2004.

***	The Americas include net revenues from the United States of $714 million, Canada of $54 million, and Latin America of $34 million during fiscal 2003.
      The increase in net revenues in international regions in fiscal 2005 was due to increased sales of our Norton Internet Security and Norton AntiVirus products in our Consumer Products segment and our antivirus products in our Enterprise Security segment in those regions. We believe this increase in sales is attributable to increased customer awareness related to security threats. In addition, strength in major foreign currencies positively impacted our international revenue growth during fiscal 2005 by $74 million, as compared to fiscal 2004. The strength in foreign currencies is due primarily to the strength of the Euro. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
      The increase in net revenues in international regions in fiscal 2004 was due primarily to increased sales of our Norton Internet Security and Norton AntiVirus products in our Consumer Products segment and our antivirus products in our Enterprise Security segment in those regions. In addition, strength in major foreign currencies positively impacted our international revenue growth during fiscal 2004 by $128 million, as compared to fiscal 2003. The strength in foreign currencies was due primarily to the strength of the Euro.
Gross Profit

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Gross profit	$2,130,740	$1,542,575	$1,156,830
Gross margin	82%	82%	82%
Period over period increase	$588,165	$385,745
	38%	33%
      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of payments to OEMs under revenue-sharing arrangements, costs for producing manuals and CDs, fee-based technical support costs, costs of services, royalties paid to third parties under technology licensing agreements, packaging costs, manufacturing expenses, and amortization of acquired product rights.
      Gross margin remained flat at approximately 82% during fiscal years 2005, 2004, and 2003. We anticipate that our net revenues from our Services segment may grow and comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have higher cost of revenues than our software products.

Acquired Product Rights
      Acquired product rights are comprised of developed technologies, patents, and revenue-related order backlog and contracts from acquired companies.
      During fiscal 2005, we recorded $59 million in acquired product rights as follows (in thousands):

Brightmail Incorporated	$40,020
@stake, Inc.	9,200
TurnTide, Inc.	4,200
Platform Logic, Inc.	3,900
ReefEdge technology patents	800
LIRIC Associates Limited	540

Total	$58,660

      During fiscal 2004, we recorded $90 million in acquired product rights as follows (in thousands):

Hilgraeve patent settlement	$48,583
PowerQuest, Inc.	19,600
Roxio, Inc’s GoBack computer recovery system	12,583
ON Technology Corp.	7,410
Nexland, Inc.	1,000
SafeWeb Inc.	1,000

Total	$90,176

      During fiscal 2005, 2004, and 2003 amortization of acquired product rights was as follows:

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses	$48,894	$40,990	$29,575
Percentage of total net revenues	2%	2%	2%
Period over period increase	$7,904	$11,415
	19%	39%
      Amortization of acquired product rights is included in Cost of revenues in the Consolidated Statements of Income. The increased amortization during fiscal 2005, as compared to fiscal 2004, is primarily associated with the Brightmail acquisition in June 2004 and the PowerQuest acquisition in December 2003. This increase was partially offset by certain acquired product rights becoming fully amortized during fiscal 2005. The increased amortization during fiscal 2004, as compared to fiscal 2003, is primarily associated with the purchase of a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation in August 2003 and Roxio, Inc.’s GoBack computer recovery system in April 2003. For further discussion of acquired product rights and related amortization, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.
Operating Expenses

Sales and Marketing Expenses

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses	$843,724	$660,573	$525,029
Percentage of total net revenues	33%	35%	37%
Period over period increase	$183,151	$135,544
	28%	26%
      The increase in sales and marketing expenses in fiscal 2005, as compared to fiscal 2004, was due primarily to an increase in employee headcount resulting in an additional $118 million of employee compensation cost. In addition, we spent $44 million more on advertising and promotion activities during fiscal 2005 as compared to the prior fiscal year.
      The increase in sales and marketing expenses in fiscal 2004, as compared to fiscal 2003, was due primarily to an increase in employee headcount resulting in an additional $77 million of employee compensation cost. In addition, we spent $20 million more on advertising and promotion activities during fiscal 2004, as compared to the prior fiscal year. The remaining increase was related to increased variable sales and marketing expenses associated with increased sales.

Research and Development Expenses

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses	$332,266	$252,284	$197,271
Percentage of total net revenues	13%	13%	14%
Period over period increase	$79,982	$55,013
	32%	28%
      The increase in research and development expenses in fiscal 2005, as compared to fiscal 2004, resulted primarily from a $34 million increase in employee compensation due to increased headcount. In addition, research and development expenses increased by $26 million due to additional overhead costs resulting from greater infrastructure needed to support overall company growth. The remaining increase was primarily related to increased variable research and development costs due to growth of the company, including new product offerings from business acquisitions.
      The increase in research and development expenses in fiscal 2004, as compared to fiscal 2003, resulted primarily from a $26 million increase in employee compensation due to increased headcount. In addition, research and development expenses increased by $14 million due to additional overhead costs resulting from greater infrastructure needed to support overall company growth. The remaining increase was related to increased variable research and development costs due to growth of the company, including new product offerings from business acquisitions.

General and Administrative Expenses

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses	$115,419	$94,645	$74,442
Percentage of total net revenues	4%	5%	5%
Period over period increase	$20,774	$20,203
	22%	27%
      The increases in general and administrative expenses in fiscal 2005, as compared to fiscal 2004, resulted primarily from an increase in employee compensation due to increased headcount. The increased headcount and related compensation was the direct result of the growth of the company, including business acquisitions completed in the second half of fiscal 2004 and the first quarter of fiscal 2005.
      The increase in general and administrative expenses in fiscal 2004, as compared to fiscal 2003, was due primarily to an increase of $14 million in additional compensation cost resulting from increased headcount. The increase was also attributable to additional overhead costs resulting from a greater infrastructure needed to support overall company growth.

Amortization of Other Intangibles from Acquisitions

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses	$5,416	$2,954	$2,787
      The increase in amortization of other intangibles from acquisitions in fiscal 2005, as compared to fiscal 2004, was primarily associated with the Brightmail acquisition in June 2004, the ON Technology acquisition in February 2004, the PowerQuest acquisition in December 2003, and the @stake, Inc. acquisition in October 2004. The increase in amortization of other intangibles from acquisitions in fiscal 2004, as compared to fiscal 2003, was primarily associated with the ON Technology acquisition in February 2004, the PowerQuest acquisition in December 2003, and the Nexland acquisition in July 2003. This increase was partially offset by certain other intangibles becoming fully amortized during fiscal 2004. For further discussion of other intangibles from acquisitions and related amortization, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.

Amortization of Deferred Stock-Based Compensation

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses:
Sales and marketing	$1,298	$—	$—
Research and development	1,780	—	—
General and administrative	1,446	—	—

	$4,524	$—	$—

      In connection with the acquisition of Brightmail in June 2004, we assumed unvested Brightmail stock options in exchange for unvested options to purchase Symantec common stock. The intrinsic value of the assumed unvested stock options was $21 million and represented deferred stock-based compensation. During the September 2004 quarter, we reduced deferred stock-based compensation by $1 million as a result of the cancellation of a portion of those options upon employee terminations. We recorded amortization of deferred stock-based compensation related to the assumed Brightmail stock options of $3 million during fiscal 2005. We anticipate that amortization of deferred stock-based compensation related to the assumed Brightmail options will be approximately $8 million in fiscal 2006.
      On October 20, 2004, we issued 200,000 restricted shares of common stock to our current Senior Vice President of Finance and Chief Financial Officer, at a purchase price of $1,000 (representing the aggregate par value at the time of issuance), vesting 50% at each anniversary date. The market value of the common stock on the date of grant, less the purchase price, was $6 million and was recorded in Deferred stock-based compensation within Stockholders’ Equity in the Consolidated Balance Sheets during fiscal 2005. The deferred stock-based compensation is being amortized over the two-year service period beginning in October 2004. We recorded amortization of deferred stock-based compensation related to the restricted shares of $1 million during fiscal 2005.

Acquired In-Process Research and Development

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses	$3,480	$3,710	$4,700

Fiscal 2005 Acquired In-Process Research and Development, or IPR&D

Brightmail
      The in-process technology acquired in the Brightmail acquisition consisted primarily of research and development related to its next generation Brightmail AntiSpam product, which protects the email networks of businesses, government agencies, and service providers, blocking spam while assuring that legitimate mail is reliably delivered.

Fiscal 2004 Acquired IPR&D

ON Technology
      The in-process technology acquired in the ON Technology acquisition consisted primarily of research and development related to its next generation CCM/iCommand and iPatchtm products, which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks. We are using this technology in order to construct a common platform for our Enterprise Administration segment products.

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

Fiscal 2003 Acquired IPR&D

Riptech
      The in-process technology acquired in the Riptech acquisition consisted primarily of research and development related to the fourth generation of its Caltariantm technology, which provides real-time information protection through around-the-clock monitoring, analysis and response. We integrated this technology into our managed security services within our Services segment.

Recourse
      The in-process technology acquired in the Recourse acquisition consisted primarily of research and development related to new versions of ManHunttm, a network intrusion detection system. We integrated this technology into our intrusion detection products within our Enterprise Security segment.

SecurityFocus
      The in-process technology acquired in the SecurityFocus acquisition consisted primarily of research and development related to new versions of DeepSight Threat Management System and DeepSight Analyzer products, which are threat management systems that provide early warnings of attack, as well as countermeasures to defend against these attacks. We integrated this technology into our vulnerability management products within our Enterprise Security segment.
      The efforts required to develop the acquired in-process technology principally relate to the completion of all planning, design, development, and test activities that are necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance.
      We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to these projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Restructuring

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Expenses	$2,776	$907	$11,089
      During fiscal 2005, we recorded $3 million of restructuring charges, of which $2 million was for costs of severance, related benefits, and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of engineering and development functions. In addition we recorded an increase to the accrual of $1 million relating to the fiscal 2002 restructuring plan due to the termination of a sublease agreement for facilities in Eugene, Oregon. As of March 31, 2005, substantially all of the costs were paid.
      During fiscal 2004, we recorded $1 million of restructuring charges for costs of severance, related benefits, and outplacement services for a member of our senior management team, as well as an increase to the accrual for excess facilities in Eugene, Oregon in connection with our fiscal 2002 restructuring plan. As of March 31, 2005, substantially all of the costs were paid.
      During fiscal 2003, we recorded $11 million of restructuring charges, including costs of severance, related benefits, and outplacement services of $8 million and costs associated with the consolidation of certain facilities in the United States and Europe of $3 million. The costs resulted from relocating certain development, sales, and finance activities, realigning certain worldwide marketing efforts, and outsourcing our North American and European consumer support functions. As a result, we terminated 424 employees. As of March 31, 2005, substantially all of the costs were paid.
      In connection with our proposed merger with VERITAS, we may incur substantial restructuring costs in future periods. We may ultimately record liabilities for severance or relocation costs related to VERITAS employees, costs of vacating some facilities (leased or owned) of VERITAS, or other costs associated with exiting activities of VERITAS. Any such liabilities would be recorded as an adjustment to the purchase price and an increase in goodwill. In addition, we may incur significant restructuring charges upon completion of the merger or in subsequent quarters for severance or relocation costs related to Symantec employees, costs of vacating some facilities (leased or owned) of Symantec, and other costs associated with exiting activities of Symantec. Any such restructuring charges would be recorded as an expense in the Consolidated Statements of Income in the period in which they were incurred.

Integration Planning
      On December 16, 2004, we announced a definitive agreement with VERITAS under which we would acquire all the outstanding stock of VERITAS. In connection with this pending acquisition, we have recorded integration planning costs of $3.5 million in fiscal 2005.

Patent Settlement
      On May 12, 2005, we resolved the Altiris patent litigation matters with a cross-licensing agreement that resolves all legal claims between the companies. As part of a settlement, we paid Altiris $10 million for use of the disputed technology. This transaction will be recorded in the June 2005 quarter.
      On March 31, 2005, we entered into a patent license agreement with Tumbleweed Communications Corporation. The total cost of the patent license agreement was $1 million, which was paid in cash in March 2005. Under the transaction, we recorded $375,000 of patent settlement costs in the March 2005 quarter that was related to benefits received by us in and prior to the March 2005 quarter. The remaining amount was recorded as an asset and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the patent, which expires in March 2010.
      On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as acquired product rights and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the primary patent, which expires in June 2011.

Operating Income

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Operating income	$819,266	$513,585	$341,512
Percentage of total net revenues	32%	27%	24%
Period over period increase	$305,681	$172,073
	60%	50%
      Operating income increased during fiscal 2005, as compared to fiscal 2004, due primarily to increased revenue growth of 38% during fiscal 2005, partially offset by increased operating expenses as discussed above. Operating income increased during fiscal 2004, as compared to fiscal 2003, due primarily to increased revenue growth of 33% during fiscal 2004, partially offset by increased operating expenses as discussed above.
Non-operating Income and Expense

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Interest and other income, net	$51,185	$40,254	$36,407
Interest expense	(12,323)	(21,164)	(21,166)
Income, net of expense, from sale of technologies and product lines	—	9,547	6,878

Subtotal	$38,862	$28,637	$22,119
Percentage of total net revenues	2%	2%	2%
Period over period increase	$10,225	$6,518
	36%	29%
      The increase in interest and other income, net in fiscal 2005 as compared to fiscal 2004, was due to a higher average investment balance and higher average interest rates. The increase in interest and other income, net in fiscal 2004 as compared to fiscal 2003, was due to a higher average investment balance, partially offset by lower average interest rates.
      Interest expense during fiscal 2005, 2004, and 2003 was primarily related to the issuance of our $600 million 3% convertible subordinated notes in October 2001. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash. We will not incur further interest expense with respect to these notes.
      Income, net of expense, from sale of technologies and product lines during fiscal 2004 and 2003 primarily related to royalty payments received in connection with the licensing of substantially all of the ACT! product line technology. In December 2003, Interact purchased this technology from us.
Provision for Income Taxes

	Year Ended March 31,

	2005	2004	2003

	($ in thousands)
Tax provision on earnings	$267,720	$171,603	$115,193
Effective tax rate on earnings	31%	32%	32%
Tax provision on repatriation	$54,249	$—	$—
Total tax provision	$321,969	$171,603	$115,193
Total effective tax rate	38%	32%	32%

      Our effective tax rate on income before taxes was approximately 38%, 32%, and 32% during fiscal 2005, 2004, and 2003 respectively. The higher effective tax rate in fiscal 2005 reflects the additional tax expense attributable to the $500 million of foreign earnings that we repatriated under the American Jobs Creation Act.
American Jobs Creation Act of 2004-Repatriation of Foreign Earnings
      On October 22, 2004, the American Jobs Creation Act of 2004, or the Jobs Act, was signed into law. Under the Jobs Act, we may elect an 85% dividends-received deduction for repatriating eligible dividends from our foreign subsidiaries in either the year ended March 31, 2005 or 2006. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by our Chief Executive Officer, and the approval of the plan by our Board of Directors, whereby the repatriated earnings must be reinvested in the United States. The maximum amount of our foreign earnings that qualify for the deduction is $500 million.
      During the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries under the Jobs Act provisions. We recorded a tax charge for this repatriation of approximately $54 million in accordance with tax laws existing at the time.
      The $500 million repatriation under the Jobs Act was deemed to be distributed entirely from foreign earnings that had been previously treated as indefinitely reinvested. However, this distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.
      In May 2005, clarifying language was issued by the U.S. Department of the Treasury and the Internal Revenue Service with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act. As a result of this clarifying language, we will reduce the $54 million tax expense attributable to the $500 million repatriation by approximately $20 million, to $34 million. This reduction in tax expense will be recorded in our first quarter of fiscal 2006.
Liquidity and Capital Resources

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Net cash provided by (used in):
Operating activities	$1,207,459	$902,605	$599,238
Investing activities	(663,159)	(795,598)	(771,973)
Financing activities	(31,990)	129,154	73,379
Effect of exchange rate fluctuations on cash and cash equivalents	18,261	30,095	14,725
Net change in cash and cash equivalents	530,571	266,256	(84,631)
      Our principal source of liquidity as of March 31, 2005 is our existing cash, cash equivalents, and short-term investments of $3.2 billion, as well as cash that we generate over time from our operations. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating Activities
      Net cash provided by operating activities during fiscal 2005 resulted largely from net income of $536 million, plus non-cash depreciation and amortization charges of $132 million, the income tax benefit from employee stock plans of $109 million, and deferred income taxes of $61 million. In addition, our deferred revenue increased by $319 million and income taxes payable increased by $56 million. We expect operating cash flow to continue to be positive in the future.

      Net cash provided by operating activities during fiscal 2004 resulted largely from net income of $371 million, plus non-cash depreciation and amortization charges of $117 million and the income tax benefit from employee stock plans of $67 million. Deferred revenue increased by $345 million, partially offset by an increase in accounts receivable of $83 million. In addition, income taxes payable increased by $54 million.
      Net cash provided by operating activities during fiscal 2003 resulted largely from net income of $248 million, plus non-cash depreciation and amortization charges of $103 million and the income tax benefit from employee stock plans of $40 million. Deferred revenue increased by $223 million, partially offset by an increase in accounts receivable of $48 million.

Investing Activities
      Net cash used in investing activities during fiscal 2005 was primarily the result of payments for business acquisitions of $424 million and net purchases of short-term investments of $143 million.
      Net cash used in investing activities during fiscal 2004 was primarily the result of net purchases of short-term investments of $332 million, payments for business acquisitions of $287 million, and capital expenditures of $111 million.
      Net cash used in investing activities during fiscal 2003 was primarily the result of payments for business acquisitions of $376 million and net purchases of short-term investments of $323 million.
      We expect to continue our investing activities, including investments in short-term instruments. Furthermore, cash reserves may be used for strategic acquisitions of software companies or technologies that are complementary to our business.

Financing Activities
      During fiscal 2005, we repurchased 7.8 million shares under our stock repurchase authorization approved by our Board of Directors, at prices ranging from $21.05 to $30.77 per share, for an aggregate amount of $192 million. In addition, during fiscal 2005, we received $160 million from the sale of our common stock through employee benefit plans.
      During fiscal 2004, we received $189 million from the sale of our common stock through employee benefit plans. In addition, we repurchased 3.0 million shares under our stock repurchase authorization approved by our Board of Directors, at prices ranging from $19.52 to $20.82 per share, for an aggregate amount of $60 million.
      During fiscal 2003, we received $138 million from the sale of our common stock through employee benefit plans. In addition, we repurchased 8.8 million shares at prices ranging from $6.99 to $7.49 per share, for an aggregate amount of $64 million.
      On January 16, 2001, our Board of Directors replaced an earlier stock repurchase authorization with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, our Board of Directors increased the dollar amount of our stock repurchase authorization from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. On October 19, 2004, our Board of Directors increased the dollar amount of our stock repurchase authorization by $300 million, without any specific limit on the number of shares to be repurchased. In connection with the stock repurchase authorizations, we have a repurchase plan under Rule 10b5-1 to facilitate stock repurchases up to $60 million per quarter. Pending the completion of the proposed merger with VERITAS, we will be subject to a regulatory limitation that limits the level of quarterly repurchases allowed.
      On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion effective upon completion of the VERITAS merger, without any specific limit on the number of shares to be repurchased. We expect to repurchase shares pursuant to this authorization for cash as business conditions warrant between the date of the completion of the merger and March 31, 2006. Excluding the post-merger authorization, as of March 31, 2005, $475 million remained authorized by our Board of Directors.

Contractual Obligations
      The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations, and cash flows. The following table summarizes our fixed contractual obligations and commitments as of March 31, 2005:

		Payments Due In
	Total
	Payments		Fiscal 2007	Fiscal 2009	Fiscal 2011
	Due	Fiscal 2006	and 2008	and 2010	and thereafter

	(In thousands)
Purchase obligations	$78,756	$78,756	$—	$—	$—
Operating leases	119,094	41,147	51,541	14,558	11,848

Total contractual obligations	$197,850	$119,903	$51,541	$14,558	$11,848

Pending Merger
      On December 16, 2004, we announced a definitive agreement with VERITAS under which we would acquire all of the outstanding stock of VERITAS in exchange for 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock. The transaction is subject to customary closing conditions. Under certain terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances.

Development Agreement
      During the March 2005 quarter, we entered into a development agreement in the amount of $22 million in connection with the refurbishment of a building in Dublin, Ireland. Payment of this amount is contingent upon the achievement of certain agreed-upon milestones. As none of these milestones have been reached as of March 31, 2005, there is no accrual relative to the $22 million commitment included in our liabilities on our Consolidated Balance Sheet as of March 31, 2005.

Royalties
      We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue and has not been included in the table above. Certain royalty commitments have minimum commitment obligations; however, as of March 31, 2005 all such obligations are immaterial.

Indemnification
      As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Newly Adopted And Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Stock-Based Compensation in Summary of Significant Accounting Policies for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
      In October 2004, the FASB issued Emerging Issues Task Force Issue No., or EITF, 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, which provides new guidance for the accounting for preexisting relationships between the parties to a business combination. Additionally, EITF 04-1 includes additional disclosure requirements for business combinations between parties with a preexisting relationship. EITF 04-1 is effective for fiscal periods beginning after October 13, 2004. The adoption of EITF 04-1 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
      In June 2004, the FASB issued EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
      In March 2004, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-1 did not have a material impact on our consolidated financial statements. We do not expect the accounting provisions of EITF 03-1 to have a material impact on our consolidated financial position, results of operations, or cash flows.
Business Risk Factors
      The following risk factors present certain risks relative to Symantec without giving effect to the proposed merger with VERITAS. We have provided in the joint proxy statement/prospectus that was first mailed to our stockholders on May 23, 2005, under the caption “Risk Factors — Risks Related to Symantec After the Merger,” risks that we believe may apply to Symantec and VERITAS operating as a combined company if the merger is completed. The joint proxy statement/prospectus is included in our Registration Statement on Form S-4 which is on file with the Securities and Exchange Commission.

      There are numerous risks associated with our recent entry into an agreement to merge with VERITAS. On December 16, 2004 we announced that we had entered into an agreement to merge with VERITAS in a transaction where VERITAS would become our wholly-owned subsidiary and the outstanding shares of VERITAS common stock would convert into the right to receive shares of our common stock representing approximately 40% of our outstanding shares following the merger. There are numerous risks associated with our having entered into this agreement, including the following:
      We cannot assure you that all conditions to the merger will be completed and the merger consummated.  The merger is subject to the satisfaction of closing conditions, including the approval of our and VERITAS’ stockholders, and we cannot assure you that the merger will be completed. In the event the merger is not completed, we may be subject to many risks, including the costs related to the proposed merger, such as legal, accounting, and advisory fees, which must be paid even if the merger is not completed, or the payment of a large termination fee to VERITAS under specified circumstances. If the merger is not completed, the market price of our common stock could decline.
      Completion of the merger may result in dilution of net income per share.  The completion of the merger may not result in improved net income per share of Symantec or in a financial condition superior to that which we would have achieved on a stand-alone basis. The merger could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. In this event, the merger could result in a reduction of our net income per share as compared to the net income per share that we would have achieved if the merger had not occurred.
      If we and VERITAS fail to successfully integrate our operations, the combined company may not realize the potential benefits of the merger.  If the merger is completed, the integration of Symantec and VERITAS will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve anticipated synergies or other benefits of the merger. Following the merger, Symantec and VERITAS must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in integrating these operations:

•	Failure to successfully manage relationships with customers and other important relationships

•	Failure of customers to accept new services or to continue using the products and services of the combined company

•	Difficulties in successfully integrating the management teams and employees of Symantec and VERITAS

•	Challenges encountered in managing larger, more geographically dispersed operations

•	Loss of key employees

•	Diversion of the attention of management from other ongoing business concerns

•	Potential incompatibility of technologies and systems

•	Potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the merger

•	Potential incompatibility of business cultures
      If the combined company’s operations after the merger do not meet the expectations of existing customers of Symantec or VERITAS, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.

      Costs associated with the merger are difficult to estimate, may be higher than expected, and may harm the financial results of the combined company.  We have incurred substantial direct transaction costs associated with the merger and additional costs associated with consolidation and integration of operations and we expect to continue to incur substantial costs for these purposes. If the total costs of the merger exceed estimates or the benefits of the merger do not exceed the total costs of the merger, our financial results could be adversely affected.
      Fluctuations in our quarterly financial results have affected the price of our common stock in the past and could affect our stock price in the future. Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock or securities convertible into, or exercisable for, our stock. You should not rely on the results of prior periods as predictors of our future performance.
      Factors associated with the conduct of our business may cause fluctuations in our quarterly financial results. A number of factors associated with the operation of our business may cause our quarterly financial results to fluctuate, including our ability to:

•	Effectively align sales resources to meet customer needs and address market opportunities

•	Timely release of new or enhanced versions of our products

•	Effectively manage the integration of recent acquisitions, including our proposed merger with VERITAS

•	Effectively respond to competitive pressures

•	Effectively manage our operating expense levels
      Quarterly changes in our financial results could cause the trading price of our common stock to fluctuate significantly.
      Factors associated with our industry and the markets for our products may cause fluctuations in our quarterly financial results. A number of factors associated with our industry and the markets for our products, many of which are outside our control, may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Timing and impact of threat outbreaks (e.g. worms and viruses)

•	Cancellation, deferral, or limitation of orders by customers

•	Fluctuations in foreign currency exchange rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions
      Any of the foregoing factors could cause the trading price of our common stock to fluctuate significantly.
      The timing of orders by customers and channel partners may cause fluctuations in our quarterly financial results. The timing and amount of orders by customers and channel partners and seasonality in the buying patterns of customers may cause our quarterly results to fluctuate. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly net revenues has historically been generated during the last month of each fiscal quarter. Most resellers have tended to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. Due to the unpredictability of these end-of-period buying patterns, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. If we do not achieve our forecasted results for a particular quarterly period, our stock price could decline significantly.
      Accounting charges may cause fluctuations in our quarterly financial results. Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired product rights

•	Stock-based compensation expense

•	Restructuring charges and reversals of those charges
      Our proposed merger with VERITAS would result in increases in the foregoing types of charges. In particular, we expect to record approximately $3 billion of intangible assets, including acquired product rights, in connection with the merger on which we will be required to record future amortization charges. We also expect to record stock compensation expense related to the stock options to purchase VERITAS common stock assumed by us. The foregoing types of accounting charges may also be incurred in connection with other business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges.
      Our markets are competitive and our financial results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to competition or if existing or new competitors gain market share, our sales may decline or be impaired and we may experience a decline in the prices we can charge for our products, which could adversely affect our operating results. Our competitive position depends on several factors, including:

•	Our ability to respond to product price decreases implemented by our competitors

•	Our ability to adapt effectively to the continued development, acquisition, or licensing of technology or product rights by our competitors

•	Our ability to enhance our products or develop new products that are compatible with new hardware and operating systems

•	Our ability to adapt to changing technological demands

•	Our strategic decisions regarding the best allocation of our limited resources
      Our competitors include or may include the following:

•	Independent software vendors who may offer products that directly compete with our products or bundle their software products with software offered by another vendor either directly or as part of a hardware appliance

•	Large operating system providers and network equipment and computer hardware manufacturers who may include security, remote access, or virus protection tools in their product offerings

•	ISPs that provide security functionality to their subscribers at no additional fee
      Microsoft has added security and remote access features to new versions of its operating system products. In addition, Microsoft has recently announced the acquisition of companies that offer security products that compete more directly with our security products. Microsoft’s recent acquisitions include a provider of server-based antivirus, antispam, and content filtering products, and a provider of antispyware and other Internet security products. In addition, Microsoft has recently announced and has launched the internal testing of an online suite that includes automated protection, maintenance, and performance tuning. This consumer subscription service, Windows OneCare, is expected to be a fee-based service available to the general public by the end of calendar 2005. Microsoft has also recently introduced a free antispyware product for the consumer market. In the future, Microsoft may offer additional security features or products that compete with our security products.

      Many of our strategic partners offer software products, and customers may prefer to purchase software and hardware that is produced by the same vendor. In addition, these vendors may choose not to offer our products to their customers or to limit our access to their hardware platforms. Similarly, some software vendors may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform.
      Several of our current and potential competitors have greater financial, technical, sales, marketing, and other resources than we do and consequently may have an ability to influence customers to purchase their products instead of ours. Our future and existing competitors could introduce products with superior features, scalability, and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors and ISPs such as AOL and Comcast. In addition, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional sources of competition in the future. If we do not adapt our business in the face of this competition, our business and operating results may be harmed.
      Because we derive a majority of our license revenues from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenues. We derive a majority of our revenues from a limited number of software products, including our antivirus and Internet security products. In addition, our software products are concentrated within the markets for data security. Net revenues from sale of our antivirus products within our Consumer Products and Enterprise Security segments represented 51%, 55%, and 51% of our total net revenues for fiscal 2005, 2004, and 2003, respectively. Net revenues from sales of our Norton Internet Security product within our Consumer Products segment represented 18%, 12%, and 7% of our total net revenues during fiscal 2005, 2004, and 2003, respectively. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers, or other factors. If our revenues derived from these software products were to decline significantly, our business and operating results would be adversely affected.
      There is uncertainty as to whether or not we will be able to sustain the growth rates in sales of our products, particularly our consumer security products. Over the last several quarters, we have experienced a higher than expected rate of growth in sales of our consumer security protection products, and we expect that we will not be able to sustain this high growth rate on a consistent basis. We believe that consumer security protection sales have been spurred by a number of factors, including increased broadband usage and increased awareness of security threats to consumer systems, including several well publicized viruses. The impact of these factors may diminish over time with greater market penetration, and it is possible that our growth rates in sales of consumer security protection products may decline.
      If we are unable to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recover product development costs, and our earnings and revenues may decline. Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product upgrades, and services on a timely basis. We have incurred, and we will need to continue to incur, significant research and development expenditures in future periods as we strive to remain competitive. New product development and introduction involve a significant commitment of time and resources and are subject to a number of risks and challenges, including:

•	Keeping pace with technological developments by competitors and customers

•	Extending the operation of our products to new platforms and operating systems

•	Entering into new and unproven markets with which we have limited experience

•	Managing new product and service strategies

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards

•	Incorporating acquired products and technologies

•	Developing new sales channels

•	Obtaining source code licenses from operating system owners on reasonable terms
      If we are not successful in managing these risks and challenges, or if our new product introductions are not technologically competitive or do not achieve market acceptance, we will have expended substantial resources and capital without realizing sufficient revenues in return, and our business and operating results could be adversely affected.
      We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results. We have in the past acquired, and we expect in the future to acquire, other businesses, business units, and technologies. Acquisitions involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with integration of acquired business operations, employees, products, and technologies into our existing business, workforce, and product lines

•	Diversion of management time and attention from our existing business and other business opportunities

•	Loss or termination of employees, including costs associated with the termination of those employees

•	Assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements

•	Dilution of stock ownership of existing stockholders or earnings per share

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act

•	Substantial accounting charges for amortization of intangible assets, restructuring and related expenses, stock-based compensation expense, write-offs of in-process research and development, and impairment of goodwill
      Integrating acquired businesses has been and will continue to be a complex, time consuming, and expensive process. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. Our success in completing the integration of acquired businesses may impact the market acceptance of such acquisitions, and our willingness to acquire additional businesses in the future. Other challenges of integration include our ability to incorporate acquired products and business technology into our existing product lines, including consolidating technology with duplicative functionality or designed on a different technological architecture, and our ability to sell the acquired products through our existing or acquired sales channels. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns common interests. Further, the difficulties of integrating acquired businesses could disrupt our ongoing business, distract our management focus from other opportunities and challenges, and increase our expenses and working capital requirements.
      Any of the foregoing and other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. We may face difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions. Mergers and acquisitions of high technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition.

      We have authorized the use of a substantial amount of our cash for the repurchase of our shares, and this use of funds may limit our ability to complete other transactions or to pursue other business initiatives. In March 2005, our board of directors approved the expansion of our previously authorized share repurchase program by authorizing an additional $3 billion of cash to be used for this purpose following completion of our merger with VERITAS. With this increase, we have approximately $3.5 billion of funding authorized for the repurchase of shares under this program. We expect to repurchase shares for cash as business conditions warrant between the date of the completion of the merger and the end of our fiscal year 2006, which ends on March 31, 2006. The full implementation of this repurchase program will use a significant portion of our cash reserves. This use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions or make investments in research and development, new employee hiring, or other aspects of our operations that might be in our best interests, or could require that we borrow money or issue additional equity securities for such purposes. Any incurrence of debt may not be on terms favorable to us and could result in our being subject to covenants or other contractual restrictions that limit our ability to take advantage of other opportunities that may arise. Any such incurrence of debt would likely increase our interest expense, and any issuance of additional equity securities would dilute the stock ownership of existing stockholders. We have in the past repurchased shares under our repurchase program at prices that are higher than the current trading prices of our common stock, and the prices at which we repurchase shares under the expanded repurchase program may exceed the prices at which our shares trade following such repurchases.
      Our international operations involve special risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management. We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production operations. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights

•	Imposition of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations

•	Enactment of additional regulations or restrictions on the use, import, or export of encryption technologies, which could delay or prevent the acceptance and use of encryption products and public networks for secure communications

•	Fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable

•	Difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations

•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries

•	Reduced sales due to the failure to obtain any required export approval of our technologies, particularly our encryption technologies

•	Costs and delays associated with developing software in multiple languages

•	Political unrest, war, or terrorism, particularly in areas in which we have facilities
      A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates. Although we hedge against our foreign currency exposure, hedging foreign currency transaction exposures is complex and subject to uncertainty. We may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.
      We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in both the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.
      If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired. Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
      If we are unable to attract and retain qualified employees and manage our employee base effectively, we may be unable to develop new and enhanced products, effectively manage or expand our business, or increase our revenues. Our future success depends upon our ability to recruit and retain highly skilled management, sales, marketing, financial, and technical personnel. However, competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to retain or attract employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans and recent changes in accounting rules will require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense, beginning in the first quarter of fiscal 2007. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
      If we fail to manage our distribution channels effectively, or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected. We sell our consumer products to individuals and small offices/home offices around the world through a multi-tiered distribution network. Our products are available to customers through indirect channels that include distributors, retailers, direct marketers, Internet-based resellers, educational institutions, and ISPs, as well as through OEMs. We separately sell annual content update subscriptions directly to end users primarily via the Internet. We also sell some of our products and product upgrades through direct mail/email and over the Internet, in conjunction with channel partners.
      Indirect Sales Channels.  A significant portion of our revenues are derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of special risks, including:

•	Our lack of control over the timing of delivery of our products to end-users

•	Our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause

•	Our resellers and distributors may market and distribute competing products, in part due to pricing, terms, and promotions offered by our competitors and other factors that we do not control and cannot predict
      OEM Sales Channels.  A significant portion of our revenues are derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the shipping dates or volume of systems shipped

•	Our OEM partners are not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable in recognition of our increasingly competitive relationship with certain partners

•	Our OEM arrangements subject us to factors affecting the products of our OEM partners, which may result in changes in strategic direction, competitive risks, and other issues that could result in reduction of OEM sales

•	The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenues

•	The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market

•	Our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales
      If we fail to manage our distribution channels successfully, our distribution channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses, as well as weaken our competitive position. Some distribution partners have experienced financial difficulties in the past, and if our partners suffer financial difficulties in the future, we may have reduced sales or increased bad debt expense, which would adversely affect our operating results. In addition, reliance on multiple channels subjects us to events that cause unpredictability in demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods.
      Increased reliance on sales of enterprise licenses may result in greater fluctuations in, or otherwise adversely affect, our financial results. Sales of enterprise licenses through our Enterprise Security segment represent a major portion of our business. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship, may involve greater pricing pressure, and sometimes result in lower operating margins. The timing of the execution of volume licenses, or their non-renewal by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, longer license periods impede our ability to increase prices due to increased costs and may adversely impact our operating margins.
      A significant portion of our revenues is derived from sales by our direct sales force to enterprise customers. There is a substantial amount of training required for sales representatives to become productive and that training must be updated to cover new and revised products. If we are unable to maintain an adequate direct sales force, it could have a material adverse impact on our sales and results of operations.
      Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products. From time to time, we have received claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We have received several trademark claims in the past and may receive more claims in the future from third parties who may also be using our name or another name that may be similar to one of our trademarks or service marks. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

•	Be time consuming to defend

•	Result in costly litigation

•	Divert management’s time and attention from our business

•	Require us to stop selling, to delay shipping, or to redesign our products

•	Require us to pay monetary amounts as damages, for royalty or licensing arrangements, or to satisfy indemnification obligations that we have with some of our customers
      In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms. Also, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing their software. Our inability to use any of this third party software could result in shipment delays or other disruptions in our business, which could materially and adversely affect our operating results.
      If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed. Our software and underlying technology are proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy aspects of our products or otherwise obtain and use our proprietary information without authorization. Third parties may also develop similar or superior technology independently, including by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. Any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations. Unauthorized copying or use of our products or proprietary information could result in reduced sales of our products.
      Although we are unable to quantify the extent of piracy of our software products, software piracy may depress our net revenues. While this would adversely affect revenues domestically, lost revenues are believed to be even more significant outside of the United States, particularly in countries where laws are less protective of intellectual property rights. We engage in efforts to educate consumers on the benefits of licensing genuine products and to educate lawmakers on the advantages of a business climate where intellectual property rights are protected, and we cooperate with the Business Software Alliance and the Software & Information Industry Association in their efforts to combat piracy. However, these efforts may not affect the piracy of our products.
      Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures. Because we offer very complex products, undetected errors, failures, or bugs may occur, especially when the products are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and by others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the period required to correct these errors.
      Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other less critical software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and would adversely affect our operating results.
      Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that a court could rule that these provisions are unenforceable. If a customer is successful in proving its damages and a court does not enforce our protective provisions, it could prove expensive and time-consuming to defend against these claims, and we could be liable for the damages suffered by our customers and other related expenses, which could adversely affect our operating results.
      Increased customer demands on our technical support services may adversely affect our financial results. We offer technical support services with many of our products. We may be unable to respond quickly enough to short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our customers. Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results.
      We have outsourced a substantial portion of our worldwide consumer support functions. As such, we are highly dependent on the on-going business success of the companies with whom we have contracted to provide these services. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers.
      Our inability to timely distribute our products and services over the Internet, including security patches and content updates, could adversely affect our business. Our ability to maintain and increase the speed with which we provide services to customers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. We are increasingly reliant on the Internet as a means to distribute our security patches and content updates to our customers. Accordingly, if we, or our customers, are unable to utilize the Internet due to a failure of technology or infrastructure, terrorist activity, or other reasons, our ability to provide services may suffer, which could lead to a decrease in revenues.
      Our software products and Web site may be subject to intentional disruption, which could adversely impact our reputation and future sales. Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our Web site and misappropriate proprietary information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our activities could be adversely affected, and our reputation and future sales harmed, if these intentionally disruptive efforts are successful.
      Our stock price may be volatile in the future, and you could lose the value of your investment. The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	Announcements of quarterly operating results and revenue and earnings forecasts by us, our competitors, or our customers

•	Failure to achieve financial forecasts, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us

•	Rumors, announcements, or press articles regarding changes in our management, organization, operations, or prior financial statements

•	Changes in revenue and earnings estimates by securities analysts

•	Announcements of planned acquisitions by us or by our competitors

•	Announcements of new or planned products by us, our competitors, or our customers

•	Gain or loss of a significant customer

•	Inquiries by the SEC, Nasdaq, law enforcement, or other regulatory bodies

•	Acts of terrorism, the threat of war, and economic slowdowns in general
      The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility, which has adversely affected and may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
      Factors outside of our control may adversely affect our operations and operating results. Our operations and operating results may be adversely affected by many different factors which are outside of our control, including:

•	Deterioration in economic conditions in any of the multiple markets in which we operate, which could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

•	Disruptions in our highly automated business operations caused by

•	Earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide

•	Acts of war or terrorism

•	Malicious software programs, such as viruses and worms, or security breaches
      Any of these factors could result in a loss of revenues and/or higher expenses, which could adversely affect our financial results.
      If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results. We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. For example, we estimate that we will record approximately $9 billion of goodwill as a result of our merger with VERITAS and may record additional goodwill in connection with future acquisitions. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.
      Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	The relative proportions of revenues and income before taxes in the various domestic and international jurisdictions in which we operate, which have differing statutory tax rates

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings

•	Changes in accounting and tax treatment of stock-based compensation

•	The tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods

•	Tax assessments against acquired entities with respect to tax periods prior to the acquisitions, which may significantly affect our effective tax rate for the period in which the settlements take place

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to market risk related to fluctuations in market prices, interest rates, and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. All financial instruments used are in accordance with our global investment policy and global foreign exchange policy. We do not use derivative financial instruments for trading purposes.
      We also hold equity interests in several privately-held companies. These investments were recorded at cost, and are classified as other long-term assets on the Consolidated Balance Sheets. These investments are inherently risky and we could lose our entire investment in these companies. As of March 31, 2005, these investments had an aggregate carrying value of $11 million.
Interest Rate Sensitivity
      We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments are classified as available-for-sale securities as of the balance sheet dates. Our available-for-sale securities are reported at fair market value and any unrealized gains and losses are included as a component in Stockholders’ Equity in Accumulated other comprehensive income on our Consolidated Balance Sheets. Our cash equivalents and short-term investments consist primarily of corporate securities, taxable auction rate securities, U.S. government and government-sponsored securities, and money market funds. The following table presents the fair value and hypothetical changes in fair market values of our significant financial instruments held as of March 31, 2005 that are sensitive to changes in interest rates (in millions):

		Hypothetical Fair Market Values Given an
		Interest Rate Increase (Decrease) of X Basis Points (bps)
	Fair
Investment Portfolios	Value	150 bps	100 bps	50 bps	(25 bps)	(75 bps)

USD portfolios	$2,172	$2,154	$2,159	$2,165	$2,174	$2,178
Euro portfolios	$740	$733	$735	$737	$741	$741
      The modeling technique used above measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of minus 75 basis points, minus 25 basis points, plus 50 basis points, plus 100 basis points, and plus 150 basis points, which are representative of potential movements in the United States Federal Funds Rate and the Euro Area ECB Rate.

Exchange Rate Sensitivity
      We conduct business in 31 international currencies through our worldwide operations. We believe that the use of foreign exchange forward contracts should reduce the risks that arise from conducting business in international markets.
      We hedge risks associated with certain foreign currency cash, investments, receivables, and payables in order to minimize the impact of changes in foreign currency fluctuations on these assets and liabilities denominated in foreign currencies. Foreign exchange forward contracts as of March 31, 2005 were as follows (in millions):

		Resulting Increase (Decrease) in
		FV of Foreign Forward Exchange
		Contracts Given X% Appreciation
		(Devaluation) of Foreign Currency
	Notional
Foreign Forward Exchange Contracts	Amount	10%	5%	(5)%	(10)%

Purchased	$31	$3	$1	$(2)	$(3)
Sold	$122	$(11)	$(6)	$6	$14
      We believe that these foreign exchange forward contracts do not subject us to undue risk from the movement of foreign exchange rates because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities. All contracts have a maturity of no more than 35 days. Gains and losses are accounted for as Interest and other income, net each period. We regularly review our hedging program and may make changes as a result of this review.

Item 8:	Financial Statements and Supplementary Data
Annual Financial Statements
      See Part IV, Item 15 of this Annual Report on Form 10-K.
Selected Quarterly Data
      We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods, comprised of 13/14 weeks, as follows:

	Fiscal 2005				Fiscal 2004

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2005	2004	2004	2004	2004	2003	2003	2003(e)

	(In thousands, except net income per share)
Net revenues	$712,678	$695,224	$618,313	$556,634	$556,435	$493,905	$428,665	$391,124
Gross profit	591,547	573,726	509,094	456,373	458,877	406,297	353,855	323,546
Amortization of deferred stock-based compensation(a)	2,844	1,041	639	—	—	—	—	—
Acquired in-process research and development	—	1,218	—	2,262	1,110	1,600	1,000	—
Restructuring	—	—	1,916	860	463	(126)	2	568
Patent settlement(b)	375	—	—	—	—	—	—	13,917
Integration planning(c)	3,494	—	—	—	—	—	—	—
Operating income	231,822	228,069	192,117	167,258	164,923	153,584	115,622	79,456
Net income	119,682	163,577	135,623	117,277	116,929	111,476	83,433	58,781
Net income per share — basic(d)	$0.17	$0.24	$0.22	$0.19	$0.19	$0.18	$0.14	$0.10
Net income per share — diluted(d)	$0.16	$0.22	$0.19	$0.16	$0.16	$0.16	$0.12	$0.09

(a)	In connection with the Brightmail acquisition during fiscal 2005, we assumed unvested Brightmail stock options in exchange for unvested options to purchase Symantec common stock. For more information, see

Note 3 of the Notes to Consolidated Financial Statements. Also during fiscal 2005, we issued restricted shares to our Senior Vice President of Finance and Chief Financial Officer. For further information, see Note 8 of the Notes to Consolidated Financial Statements.

(b)	During fiscal 2005, we recorded patent settlement costs and entered into a patent license agreement with Tumbleweed Communications Corporation. During fiscal 2004, we recorded patent settlement costs and purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(c)	During fiscal 2005, we announced a definitive agreement with VERITAS under which we would acquire all the outstanding stock of VERITAS. In connection with this proposed merger, we have recorded integration planning costs. For more information, see Note 3 of the Notes to Consolidated Financial Statements.

(d)	Per share amounts reflect the two-for-one stock splits effected as stock dividends, which occurred on November 30, 2004 and November 19, 2003.

(e)	The three months ended June 30, 2003 comprised 14 weeks of activity.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      We have had no disagreements with our accountants on any accounting or financial disclosures.

Item 9A:	Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
      The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.
Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Symantec have been detected.

Item 9B:	Other Information
      None.
PART III

Item 10:	Directors and Executive Officers of the Registrant
      Information with respect to this Item may be found in the section captioned “Directors and Management — Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.
      We have adopted a code of business conduct that applies to all Symantec employees. We have also adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our principal financial officer and principal accounting officer. Our Business Conduct Guidelines and Code of Ethics for Chief Executive Officer and Senior Financial Officers are posted on our Web site at http://www.symantec.com, and may be found as follows:

1. From our main Web page, first click on “About Symantec”

2. Then click on “Investor Relations”

3. Next, under “Corporate Governance,” click on “Company Charters”
      We will post any amendments to or waivers from our Business Conduct Guidelines and Code of Ethics for Chief Executive Officer and Senior Financial Officers at that location.

Item 11:	Executive Compensation
      Information with respect to this Item may be found in the sections captioned “Directors and Management — Compensation of Executive Officers,” “Report of the Compensation Committee on Executive Compensation,” and “Comparison of Cumulative Total Return” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management
      Information with respect to this Item may be found in the sections captioned “Directors and Management — Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions
      Information with respect to this Item may be found in the section captioned “Related Party Transactions” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services
      Information with respect to this Item may be found in the section captioned “Principal Accountant Fees and Services” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2005. Such information is incorporated herein by reference.
PART IV

Item 15:	Exhibits, Financial Statement Schedules
      Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the consolidated financial statements, financial statement schedule, and any exhibits for our most recent fiscal year. All requests should be sent to:

Helyn Corcos
Investor Relations
Symantec Corporation
20330 Stevens Creek Boulevard
Cupertino, California 95014
408-517-8324
      (a) The following documents are filed as part of this report:

		Page
		Number

1.	Consolidated Financial Statements:
	Reports of Independent Registered Public Accounting Firm	56
	Consolidated Balance Sheets as of March 31, 2005 and 2004	58
	Consolidated Statements of Income for the years ended March 31, 2005, 2004, and 2003	59
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2005, 2004, and 2003	60
	Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004, and 2003	61
	Summary of Significant Accounting Policies	62
	Notes to Consolidated Financial Statements	70
2.	Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended March 31, 2005, 2004, and 2003 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation
	Schedule:
	II Valuation and Qualifying Accounts	97
	Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K:

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.01		Agreement and Plan of Merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest, Inc., and John Fife, as representative**	10-Q		10.01	02/13/04

2.02		Agreement and Plan of Merger, dated as of October 27, 2003, by and among Symantec Corporation, Outlaw Acquisition Corporation, and OnTechnology Corporation**	10-Q		10.02	02/13/04

2.03		Agreement and Plan of Merger dated as of May 19, 2004, among Symantec Corporation, Brazil Acquisition Corp., Brightmail Incorporated, and John C. Colligan, as Representative**	10-K		2.03	06/14/04

2.04		Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, VERITAS Software Corporation, and Carmel Acquisition Corp.	8-K		2.01	12/20/04
3.01		Symantec Corporation Amended and Restated Certificate of Incorporation	S-8	333-119872	4.01	10/21/04

3.02		Symantec Corporation Certificate of Designations of Series A Junior Participating Preferred Stock	8-K		3.01	12/21/04

3.03		Symantec Corporation Bylaws, as amended and restated effective August 11, 1998	8-K		3.1	08/19/98

4.01		Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders	S-4	33-35385	4.02	06/13/90

4.02		Amendment No. One to Registration Rights Agreement	10-K		4.02	06/16/03

4.03		Amendment No. Two to Registration Rights Agreement	10-K		4.03	06/16/03

4.04		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares	8-A		4.1	08/19/98

10	.01*	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1	S-1	33-28655	10.17	05/19/89 06/21/89

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.02*	Symantec Corporation 1994 Patent Incentive Plan	S-8	33-60141	4.01	06/09/95

10	.03*	Symantec Corporation 1996 Equity Incentive Plan, as amended and Form of Stock Option Agreement	10-K		10.03	06/14/04

10	.04*	Form of Restricted Stock Purchase Agreement pursuant to Symantec Corporation 1996 Equity Incentive Plan	10-Q		10.01	11/08/04

10	.05*	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996	10-K		10.11	06/24/97

10	.06*	Symantec Corporation 1998 Employee Stock Purchase Plan	S-8	333-52200	99.2	12/19/00

10	.07*	Brightmail Incorporated 1998 Stock Option Plan, as amended	S-8	333-117176	99.01	07/06/04

10	.08*	Form of Brightmail Incorporated Stock Option Agreement	S-8	333-117176	99.02	07/06/04

10	.09*	Form of Symantec Corporation Notice of Stock Option Assumption	S-8	333-117176	99.03	07/06/04

10	.10*	Symantec Corporation Acquisition Plan, dated July 15, 1999	S-8	333-31526	4.03	03/02/00

10	.11*	Symantec Corporation 2000 Directors Equity Incentive Plan, as amended	S-8	333-119872	99.2	10/21/04

10	.12*	2002 Executive Officers’ Stock Purchase Plan, as amended					X

10	.13*	Symantec Corporation 2004 Equity Incentive Plan, Stock Grant Election Form, and Stock Option Grant — Terms and Conditions	S-8	333-119872	99.01	10/21/04

10	.14*	Supplemental Option Vesting and Severance Arrangement terms and conditions between Symantec Corporation and Greg Myers	10-K		10.63	07/01/99

10	.15*	Employment Agreement between Symantec Corporation and John W. Thompson	10-K		10.67	07/01/99

10	.16*	Employment offer by and between Symantec Corporation and Gail Hamilton	10-Q		10.03	08/11/00

10	.17*	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001	10-Q		10.02	02/07/02

10	.18*	Offer Letter dated January 12, 2004 to Thomas W. Kendra	10-Q		10.01	02/04/05

10	.19*	Symantec Corporation Executive Severance Plan	10-K		10.93	06/22/01

10	.20*	Symantec Senior Executive Incentive Plan	10-K		10.18	06/14/04

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.21*	FY04 Executive Annual Incentive Plan — Management Committee Members, President, and Chief Operating Officer	10-K		10.27	06/16/03

10	.22*	FY04 Executive Annual Incentive Plan — Vice President Plan (Non-Management Committee Members)	10-K		10.28	06/16/03

10	.23*	FY05 Executive Annual Incentive Plan — Vice Presidents	10-K		10.21	06/14/04

10	.24*	FY05 Executive Annual Incentive Plan — Vice Presidents, Sales	10-K		10.22	06/14/04

10	.25*	FY05 Executive Annual Incentive Plan — Vice President, Business Unit Leaders	10-K		10.23	06/14/04

10	.26*	FY05 Executive Annual Incentive Plan — Senior Vice Presidents, non Business Unit	10-K		10.24	06/14/04

10	.27*	FY05 Executive Annual Incentive Plan — President and Chief Operating Officer	10-K		10.25	06/14/04

10	.28*	FY05 Executive Annual Incentive Plan — Chairman and Chief Salesman	10-K		10.26	06/14/04

10.29		FY06 Executive Annual Incentive Plan — Vice Presidents, Grade 16 — Vice Presidents, Grade 15					X

10.30		FY06 Executive Annual Incentive Plan — Vice Presidents, Grade 18					X

10.31		FY06 Executive Annual Incentive Plan — Vice President, Business Unit Leaders					X

10.32		FY06 Executive Annual Incentive Plan — Senior Vice Presidents, non Business Unit — Senior Vice President, Head of Sales					X

10.33		FY06 Executive Annual Incentive Plan — President and Chief Operating Officer					X

10.34		FY06 Executive Annual Incentive Plan — Chairman and Chief Salesman					X

10	.35#	Amended and Restated Authorized
Symantec Electronic Reseller for Shop
		Symantec Agreement dated as of June 1, 2003 by and among Symantec Corporation, Symantec Limited and Digital River, Inc., as amended					X

10.36		Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California	10-K		23.02	06/16/03

Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.37		Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California	10-Q		10.01	11/15/99

10.38		Amended Agreement Respecting Certain Rights of Publicity	S-4	33-35385	10.04	06/13/90

10.39		Assignment of Copyright and Other Intellectual Property Rights	S-4	33-35385	10.37	06/13/90

12.01		Statement Regarding Computation of Ratios					X

21.01		Subsidiaries of Symantec Corporation					X

23.01		Consent of Independent Registered Public Accounting Firm					X

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	.01***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32	.02***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

***	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

#	Confidential treatment requested for portions of this document.
      (c) Exhibits: We hereby file as part of this Form 10-K the exhibits listed in Item 15(a)3, as set forth above.
      (d) Financial Statement Schedules: We hereby file as part of this Annual Report on Form 10-K the schedule listed in Item 15(a)2, as set forth above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Symantec Corporation:
      We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the Company) as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended March 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Symantec Corporation as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
June 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Symantec Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Symantec Corporation maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Symantec Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Symantec Corporation based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Symantec Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Symantec Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symantec Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005, and our report dated June 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
June 15, 2005

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,

	2005	2004

	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,091,433	$560,862
Short-term investments	2,115,154	1,849,469
Trade accounts receivable, net	285,325	259,152
Inventories	19,118	15,134
Current deferred income taxes	97,279	98,438
Other current assets	79,973	59,079

Total current assets	3,688,282	2,842,134
Property and equipment, net	382,689	378,367
Acquired product rights, net	127,619	120,938
Other intangible assets, net	30,739	9,971
Goodwill	1,365,213	1,080,759
Other long-term assets	19,679	24,329

	$5,614,221	$4,456,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,685	$71,654
Accrued compensation and benefits	140,543	116,770
Current deferred revenue	1,215,537	878,716
Other accrued expenses	91,033	92,595
Income taxes payable	179,225	127,305

Total current liabilities	1,701,023	1,287,040
Convertible subordinated notes	—	599,987
Long-term deferred revenue	114,724	92,481
Long-term deferred tax liabilities	88,613	44,750
Other long-term obligations	4,408	6,032
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 1,600,000; issued and outstanding: 710,522 and 311,854 shares, respectively)	7,105	3,119
Capital in excess of par value	2,412,947	1,573,466
Accumulated other comprehensive income	191,938	125,484
Deferred stock-based compensation	(21,070)	—
Retained earnings	1,114,533	724,139

Total stockholders’ equity	3,705,453	2,426,208

	$5,614,221	$4,456,498

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,

	2005	2004	2003

	(In thousands, except net income per share)
Net revenues	$2,582,849	$1,870,129	$1,406,946
Cost of revenues:
Cost of sales	403,215	286,564	220,541
Amortization of acquired product rights	48,894	40,990	29,575

Total cost of revenues	452,109	327,554	250,116

Gross profit	2,130,740	1,542,575	1,156,830
Operating expenses:
Sales and marketing	843,724	660,573	525,029
Research and development	332,266	252,284	197,271
General and administrative	115,419	94,645	74,442
Amortization of other intangibles from acquisitions	5,416	2,954	2,787
Amortization of deferred stock-based compensation(1)	4,524	—	—
Acquired in-process research and development	3,480	3,710	4,700
Restructuring	2,776	907	11,089
Integration planning	3,494	—	—
Patent settlement	375	13,917	—

Total operating expenses	1,311,474	1,028,990	815,318
Operating income	819,266	513,585	341,512
Interest and other income, net	51,185	40,254	36,407
Interest expense	(12,323)	(21,164)	(21,166)
Income, net of expense, from sale of technologies and product lines	—	9,547	6,878

Income before income taxes	858,128	542,222	363,631
Provision for income taxes	321,969	171,603	115,193

Net income	$536,159	$370,619	$248,438

Net income per share — basic	$0.81	$0.61	$0.43

Net income per share — diluted	$0.74	$0.54	$0.38

Shares used to compute net income per share — basic	660,631	611,970	581,580

Shares used to compute net income per share — diluted	738,245	719,110	682,872

(1) Amortization of deferred stock-based compensation is allocated as follows:
Sales and marketing	$1,298
Research and development	1,780
General and administrative	1,446

$4,524

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Capital In	Other	Deferred		Total
			Excess of	Comprehensive	Stock-Based	Retained	Stockholders’
	Shares	Amount	Par Value	Income (Loss)	Compensation	Earnings	Equity

	(In thousands)
Balances, March 31, 2002	143,559	$1,436	$1,193,801	$(53,013)	$—	$177,652	$1,319,876
Components of comprehensive income:
Net income	—	—	—	—	—	248,438	248,438
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,023	—	—	1,023
Translation adjustment	—	—	—	82,111	—	—	82,111

Total comprehensive income							331,572

Sale of common stock under employee stock benefit plans	7,449	74	137,637	—	—	—	137,711
Repurchases of common stock	(2,223)	(22)	(35,962)	—	—	(28,348)	(64,332)
Conversion of convertible debt	—	—	2	—	—	—	2
Income tax benefit related to employee stock transactions	—	—	39,550	—	—	—	39,550

Balances, March 31, 2003	148,785	1,488	1,335,028	30,121	—	397,742	1,764,379
Components of comprehensive income:
Net income	—	—	—	—	—	370,619	370,619
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,420)	—	—	(1,420)
Translation adjustment, net of tax of $13,657	—	—	—	96,783	—	—	96,783

Total comprehensive income							465,982

Sale of common stock under employee stock benefit plans	10,383	103	189,051	—	—	—	189,154
Stock dividend	154,179	1,542	—	—	—	(1,542)	—
Repurchases of common stock	(1,493)	(15)	(17,305)	—	—	(42,680)	(60,000)
Conversion of convertible debt	—	1	10	—	—	—	11
Income tax benefit related to employee stock transactions	—	—	66,682	—	—	—	66,682

Balances, March 31, 2004	311,854	3,119	1,573,466	125,484	—	724,139	2,426,208
Components of comprehensive income:
Net income	—	—	—	—	—	536,159	536,159
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,776)	—	—	(1,776)
Translation adjustment, net of tax of $18,014	—	—	—	68,230	—	—	68,230

Total comprehensive income							602,613

Sale of common stock under employee stock benefit plans	14,951	149	159,778	—	—	—	159,927
Stock dividend	352,623	3,526	—	—	—	(3,526)	—
Repurchases of common stock	(4,148)	(41)	(49,636)	—	—	(142,239)	(191,916)
Conversion of convertible debt	35,142	352	593,182	—	—	—	593,534
Restricted stock grant	100	—	5,535	—	(5,535)	—	—
Assumed Brightmail stock options	—	—	21,298	—	(20,059)	—	1,239
Amortization of deferred stock-based compensation	—	—	—	—	4,524	—	4,524
Income tax benefit related to employee stock transactions	—	—	109,324	—	—	—	109,324

Balances, March 31, 2005	710,522	$7,105	$2,412,947	$191,938	$(21,070)	$1,114,533	$3,705,453

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net income	$536,159	$370,619	$248,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	90,838	75,886	56,794
Amortization of debt issuance costs	1,846	3,165	3,168
Amortization of discounts and premiums on investments, net	(22,645)	(7,142)	5,103
Amortization and write-off of acquired product rights	51,979	42,363	34,834
Amortization of other intangibles from acquisitions	5,416	2,954	2,787
Impairment of equity investments	696	3,047	750
Write-off of property and equipment	3,748	2,052	4,569
Amortization of deferred stock-based compensation	4,524	—	—
Write-off of acquired in-process research and development	3,480	3,710	4,700
Deferred income taxes	60,861	27,181	(4,393)
Income tax benefit from stock options	109,324	66,682	39,550
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(3,636)	(82,687)	(47,732)
Inventories	(3,621)	(8,303)	2,223
Other current assets	(18,106)	(19,840)	(4,728)
Other long-term assets	(5,817)	(1,591)	(65)
Accounts payable	(960)	(7,846)	(14,304)
Accrued compensation and benefits	19,380	17,836	29,663
Deferred revenue	318,928	345,394	222,580
Other accrued expenses	1,287	16,221	(1,643)
Income taxes payable	55,526	53,602	18,896
Other long-term obligations	(1,748)	(698)	(1,952)

Net cash provided by operating activities	1,207,459	902,605	599,238

INVESTING ACTIVITIES:
Capital expenditures	(91,536)	(111,210)	(192,194)
Purchased intangibles	(800)	(61,166)	(2,200)
Payments for business acquisitions, net of cash acquired	(424,212)	(286,862)	(375,863)
Purchase of equity investments	(3,600)	(3,972)	(2,837)
Purchases of marketable securities	(3,856,833)	(5,007,549)	(2,394,557)
Proceeds from sales of marketable securities	3,713,822	4,675,161	2,071,365
Proceeds from long-term restricted investments	—	—	124,313

Net cash used in investing activities	(663,159)	(795,598)	(771,973)

FINANCING ACTIVITIES:
Repurchases of common stock	(191,916)	(60,000)	(64,332)
Net proceeds from sale of common stock	159,926	189,154	137,711

Net cash (used in) provided by financing activities	(31,990)	129,154	73,379

Effect of exchange rate fluctuations on cash and cash equivalents	18,261	30,095	14,725

Increase (decrease) in cash and cash equivalents	530,571	266,256	(84,631)
Beginning cash and cash equivalents	560,862	294,606	379,237

Ending cash and cash equivalents	$1,091,433	$560,862	$294,606

Supplemental cash flow disclosures:
Income taxes paid (net of refunds) during the year	$97,151	$34,955	$61,628
Interest expense paid during the year	$18,000	$18,000	$18,350
The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies
Business
      Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) is the global leader in information security providing a broad range of software, appliances, and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their information technology, or IT, infrastructure. Symantec’s Norton brand of products is the worldwide leader in consumer security and problem-solving solutions. Founded in 1982, we have offices in 38 countries worldwide.
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Acquisitions and Divestitures
      During the three years ended March 31, 2005, we acquired the following businesses:

•	Platform Logic, Inc, LIRIC Associates, and @stake, Inc. in the December 2004 quarter

•	TurnTide, Inc., in the September 2004 quarter

•	Brightmail Incorporated in the June 2004 quarter

•	ON Technology Corp. in the March 2004 quarter

•	PowerQuest, Inc. and SafeWeb, Inc. in the December 2003 quarter

•	Nexland, Inc. in the September 2003 quarter

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. in the September 2002 quarter
      Each of these acquisitions was accounted for as a purchase and, accordingly, their operating results have been included in our consolidated financial statements since their respective dates of acquisition. In August 2001, we sold assets and transferred liabilities and employees related to our Web Access Management product line to PassGo Technologies, Ltd. and agreed to license the related technology to them for a period of four years through August 2005. In December 1999, we licensed substantially all of the ACT! Product line technology to Interact Commerce Corporation for a period of four years through December 2003.
      See Note 3 of the Notes to Consolidated Financial Statements for further discussion.
Fiscal Years
      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2005, 2004, and 2003 reflect amounts as of and for the periods ended April 1, 2005, April 2, 2004, and March 28, 2003, respectively. The fiscal accounting years ended April 1, 2005 and March 28, 2003 are each comprised of 52 weeks of operations, while the fiscal accounting year ended April 2, 2004 is comprised of 53 weeks of operations. The fiscal accounting year ending March 31, 2006 will comprise 52 weeks of operations.
      Symantec share and per share amounts in the Consolidated Statements of Income and the Notes to Consolidated Financial Statements retroactively reflect the two-for-one stock splits effected as stock dividends, which occurred on November 30, 2004 and November 19, 2003.

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
Foreign Currency Translation
      The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are included as a component of stockholders’ equity in accumulated other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net income. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.
Revenue Recognition
      We derive revenue primarily from sales of packaged products, perpetual license agreements, product maintenance, and services, and recognize this revenue when the following conditions have been met:

•	Persuasive evidence of an arrangement exists

•	Passage of title occurs

•	Delivery has occurred or services have been rendered

•	If applicable, customer acceptance has been received

•	Collection of a fixed or determinable license fee is considered probable

•	If appropriate, reasonable estimates of future product returns have been made
      We sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. We do not recognize package product revenue on distribution and reseller channel inventory in excess of specified inventory levels in these channels. We defer the portion of revenue from package and electronic download products related to content updates. Revenue related to content updates is deferred and recognized ratably over the year that such updates are provided. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for end-user product returns as an offset to revenue.
      We offer channel and end-user rebates for products within our Enterprise Security, Enterprise Administration, and Consumer Products segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates, and we account for these reserves as an offset to revenue.
      We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is deferred and recognized ratably over the period of the agreements.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
      Our services include managed security services, consulting, and education. We recognize managed security services revenue ratably over the period that such contracted services are provided. We recognize consulting services revenue as services are performed or upon written acceptance from customers, if applicable. We recognize education services revenue as services are performed.
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
Cash Equivalents and Short-Term Investments
      We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. Our short-term investments, classified as available-for-sale as of the respective balance sheet dates, are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ Equity on the Consolidated Balance Sheets. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in Interest and other income, net in the Consolidated Statements of Income. The cost of securities sold is based upon the specific identification method.
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
Equity Investments
      We have equity investments in privately held companies for business and strategic purposes. These investments are included in Other long-term assets on the Consolidated Balance Sheets and are accounted for under the cost method as we do not have significant influence over these investees. Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No., or FIN, 46R, Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51, and any impairment issues. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investments are not subject to consolidation under FIN 46R as we do not have significant influence over these investees and we do not receive a majority of the returns. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other than temporary. When such a decline in value is identified, the fair value of the equity investment is estimated

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
based on the preceding factors and an impairment loss is recognized in Interest and other income, net in the Consolidated Statements of Income.
Derivative Financial Instruments
      We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions denominated in foreign currencies. We do not utilize derivative instruments for trading purposes. Gains and losses on the contracts are included in Interest and other income, net in the Consolidated Statements of Income in the period that gains and losses on the underlying transactions are recognized. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. The fair value of forward foreign exchange contracts approximates cost due to the short maturity periods. As of March 31, 2005, the notional amount of our forward exchange contracts was $153 million, all of which matures in 35 days or less. We do not hedge our foreign currency translation risk.
Inventories
      Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis. Inventory consists of raw materials and finished goods.
Property, Equipment, and Leasehold Improvements
      Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the respective assets as follows:

•	Computer hardware and software — two to five years

•	Office furniture and equipment — three to five years

•	Leasehold improvements — the shorter of the lease term or seven years

•	Buildings — twenty-five to thirty years
Acquired Product Rights
      Acquired product rights are comprised of purchased product rights, technologies, databases and revenue-related order backlog, and contracts from acquired companies. Acquired product rights are stated at cost less accumulated amortization. Amortization of acquired product rights is provided on a straight-line basis over the estimated useful lives of the respective assets, generally one to five years, and is included in Cost of revenues in the Consolidated Statements of Income.
Goodwill and Other Intangible Assets
      We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142., Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We test goodwill annually for impairment or more frequently if events and circumstances warrant.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
Long-Lived Assets
      We account for long-lived assets in accordance with SFAS No. 144, which requires that long-lived and intangible assets, including property, equipment, leasehold improvements, and acquired product rights, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We would recognize an impairment loss when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
Income Taxes
      The provision for income taxes is computed using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, net operating loss carryforwards and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.
Net Income Per Share
      Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method and conversion of debt, if dilutive in the period. Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.
Stock-Based Compensation
      We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, No. 25, Accounting for Stock-Issued to Employees and to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25. Our stock plans are described in Note 11. Under APB No. 25, because the exercise price of our employee stock options generally equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in our consolidated financial statements.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
      Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, collectively called options, granted subsequent to March 31, 1995 under the fair value method of that statement. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for each of the three years ended March 31, 2005, 2004, and 2003:

	Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share data)
Net income, as reported	$536,159	$370,619	$248,438
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	3,087	—	—
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(116,957)	(97,711)	(89,211)

Pro forma net income	$422,289	$272,908	$159,227

Basic net income per share:
As reported	$0.81	$0.61	$0.43
Pro forma	$0.64	$0.45	$0.27
Diluted net income per share:
As reported	$0.74	$0.54	$0.38
Pro forma	$0.59	$0.41	$0.27
      The fair value of options granted during fiscal 2005, 2004, and 2003 reported below has been estimated at the date of grant using the Black-Scholes option-pricing model assuming no expected dividends and the following weighted average assumptions:

	Employee Stock			Employee Stock
	Options			Purchase Plans

	2005	2004	2003	2005	2004	2003

Expected life (years)	5.18	5.14	5.23	1.25	1.25	1.25
Expected volatility	0.64	0.69	0.72	0.36	0.46	0.59
Risk free interest rate	3.71%	3.00%	3.12%	2.33%	1.00%	1.35%
      The weighted average estimated fair values of employee stock options granted during fiscal 2005, 2004, and 2003 were $15.46, $8.73, and $5.59 per share, respectively. The weighted average estimated fair value of employee stock purchase rights granted under the Employee Stock Purchase Plan during fiscal 2005, 2004, and 2003 were $8.19, $4.36, and $3.37, respectively.
      For purposes of pro forma disclosure, the estimated fair value of the options was amortized to expense using the straight-line method over the options’ vesting period for employee stock options, and over the six-month purchase period for stock purchases under the Employee Stock Purchase Plan.
Concentrations of Credit Risk
      Our product revenues are concentrated in the software industry, which is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect our operating results. In addition, a significant portion of our revenues and net income is derived from international sales and independent agents and distributors. Fluctuations of the United States dollar against foreign currencies,

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments, and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
Legal Expenses
      We accrue estimated legal expenses when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. If both of these conditions are not met, management records the related legal expenses when incurred. Amounts accrued by us are not discounted. The material assumptions used to estimate the amount of legal expenses include:

•	The monthly legal expense incurred by our external attorneys on the particular case being evaluated

•	Communication between us and our external attorneys on the expected duration of the lawsuit and the estimated expenses during that time

•	Our strategy regarding these lawsuits

•	Deductible amounts under our insurance policies

•	Past experiences with similar lawsuits
Accumulated Other Comprehensive Income
      We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities, net of tax, and foreign currency translation adjustments, net of tax. Unrealized gains and losses on our available-for-sale securities are immaterial for all periods presented. Comprehensive income is presented in the accompanying Consolidated Statements of Stockholders’ Equity.
Newly Adopted and Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Stock-Based Compensation above for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary

SYMANTEC CORPORATION
Summary of Significant Accounting Policies — (Continued)
exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
      In October 2004, the FASB issued Emerging Issues Task Force Issue No., or EITF, 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, which provides new guidance for the accounting for preexisting relationships between the parties to a business combination. EITF 04-1 also includes additional disclosure requirements for business combinations between parties with a preexisting relationship. EITF 04-1 is effective for fiscal periods beginning after October 13, 2004. The adoption of EITF 04-1 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
      In June 2004, the FASB issued EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a material impact on our consolidated financial position, results of operations, or cash flows.
      In March 2004, the FASB issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-1 did not have a material impact on our consolidated financial statements. We do not expect the accounting provisions of EITF 03-1 to have a material impact on our consolidated financial position, results of operations, or cash flows.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements

Note 1.	Consolidated Balance Sheet Information

	March 31,

	2005	2004

	(In thousands)
Trade accounts receivable, net:
Receivables	$289,993	$264,826
Less: allowance for doubtful accounts	(4,668)	(5,674)

	$285,325	$259,152

Property, equipment, and leasehold improvements, net:
Computer hardware and software	$419,127	$378,866
Office furniture and equipment	82,310	74,120
Buildings	156,472	148,782
Leasehold improvements	100,881	77,040

	758,790	678,808
Less: accumulated depreciation and amortization	(433,265)	(351,129)

	325,525	327,679
Land	57,164	50,688

	$382,689	$378,367

Note 2.	Sales and Marketing Expense Information
Technical Support Costs
      Technical support costs relate to the cost of providing free post-contract support and are accrued at the time of product sale. Technical support costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2005, 2004, and 2003 were $21 million, $20 million, and $20 million, respectively.
Advertising Costs
      Advertising costs are charged to operations as incurred. Advertising costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2005, 2004, and 2003 were $172 million, $128 million, and $108 million, respectively.

Note 3.	Acquisitions
Fiscal 2005 Acquisitions
      During fiscal 2005, we acquired five privately-held companies for a total of $439 million in cash, including acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs, and assumed stock options valued at $1 million. Approximately $1 million of acquisition-related expenses remains as an accrual as of March 31, 2005. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations from the dates of acquisition. Brightmail Incorporated, TurnTide, Inc., and Platform Logic, Inc. are included in our Enterprise Security segment and @stake, Inc. and LIRIC Associates are included in our Services

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
segment. For details of the purchase price allocations related to Brightmail, refer to Table 3.1 below. For details of the purchase price allocations related to our other fiscal 2005 acquisitions, refer to Table 3.2 below. Our fiscal 2005 acquisitions were considered insignificant for pro forma financial disclosure, both individually and in the aggregate.

Brightmail Incorporated
      On June 21, 2004, we acquired Brightmail, a developer of email services and software for application service providers, Internet service providers, portals, and enterprises, for $317 million in cash, including $2 million of acquisition-related expenses, and assumed stock options valued at $1 million. We expect the acquisition to strengthen our competitive position in the enterprise security market by allowing us to provide integrated antispam and antivirus solutions and by enabling the building of a leading gateway security solution.
      The purchase was completed through a step-acquisition, where prior to the acquisition we owned a 13% equity investment in Brightmail that we purchased in fiscal 2001. Through the merger agreement, we purchased the remaining 87% of Brightmail. The consideration paid pursuant to the merger agreement was based upon a negotiated value of $370 million, which was allocated to the Brightmail security holders as follows: (1) Brightmail shareholders (including Symantec) received a pro rata amount of cash, (2) holders of vested Brightmail stock options received a pro rata amount of cash less their exercise price, and (3) holders of unvested Brightmail stock options received Symantec unvested stock options. Our purchase price is less than the $370 million negotiated value per the merger agreement due to the step-acquisition structure and the accounting for the assumed unvested stock options. For details of the purchase price allocation, refer to Table 3.1.

Brightmail Stock
      The net book value of our original 13% equity ownership in Brightmail was $5 million as of the acquisition date. We paid $261 million in cash to purchase the remaining 87% of Brightmail stock not owned by us. The total amount of $266 million represents the purchase price consideration for 100% of the Brightmail stock.

Vested Brightmail Stock Options
      We paid $49 million to holders of vested options to purchase Brightmail stock, representing the intrinsic value of those options as defined by the merger agreement.

Unvested Brightmail Stock Options
      We assumed unvested Brightmail stock options in exchange for 1.2 million unvested options to purchase Symantec common stock. The fair value of the assumed stock options was $22 million using the Black-Scholes valuation model with the following assumptions: weighted average volatility of 61%, weighted average interest rate of 3.3%, and weighted average life of 3.5 years. The intrinsic value of the unvested options was valued at $21 million and was recorded in deferred stock-based compensation within Stockholders’ Equity in the Consolidated Balance Sheets. The difference between the fair value and the intrinsic value of the unvested portion of the options was an immaterial amount and was included in the purchase price consideration.
      The deferred stock-based compensation is being amortized to operating expense over the remaining service periods of one to four years. During the period from the acquisition date through March 31, 2005, certain unvested options were cancelled as a result of employee terminations, and deferred stock-based compensation was reduced by $1 million. We recorded amortization of deferred stock-based compensation from the Brightmail transaction of $3 million during fiscal 2005.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Acquisition Costs
      We incurred $2 million for acquisition-related expenses resulting from financial advisory, legal, and accounting services, as well as severance costs.

Purchase Price Allocation
      The Merger Agreement provided for a six-month true up, providing that the cash consideration payable to the former Brightmail security holders be adjusted based on the value of stock options assumed by us that were forfeited in the six months subsequent to the Acquisition Date. As a result of the true up, the former Brightmail security holders were required to return approximately $654,000 to us. This reduction in the purchase price reduced goodwill and is reflected in the purchase price allocation below.
      We have revised the preliminary purchase price allocation from the amounts originally reported in our Form 10-Q for the quarter ended July 2, 2004 primarily as a result of refining various estimates related to the fair value of intangible assets and deferred tax assets, as well as to reflect the results of the six-month true up.
Table 3.1: Brightmail Purchase Price Allocation

	As
	Originally
	Reported	Adjustments	As Adjusted

	(In thousands)
Net tangible assets acquired	$23,999	$—	$23,999
Acquired product rights	29,319	10,701	40,020
Other intangible assets	3,567	4,872	8,439
Acquired in-process research and development, or IPR&D	2,262	1,218	3,480
Goodwill	271,512	(44,553)	226,959
Deferred tax asset, net	733	14,072	14,805

Total purchase price	$331,392	$(13,690)	$317,702

Acquired Product Rights
      The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their useful lives of two to five years.

Other Intangible Assets
      The amounts allocated to other intangible assets include customer base and trade names and are being amortized to Operating expenses in the Consolidated Statements of Income over their useful lives of one to two years.

Acquired IPR&D
      We wrote off the acquired IPR&D totaling $3 million because the acquired technologies had not reached technological feasibility and had no alternative uses. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development, and testing activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions, and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Goodwill
      Goodwill of $227 million was generated in connection with our acquisition of Brightmail because Brightmail is a market leader in proven antispam products, which will provide us with a reduced time-to-market in this area. In addition, Brightmail has an experienced and knowledgeable workforce, including its executive team, and an existing infrastructure. We also expect to achieve product and cost synergies between the two companies.

Other Fiscal 2005 Acquisitions

TurnTide
      On July 7, 2004, we acquired TurnTide, a developer of antispam routers, for $28 million in cash, including an immaterial amount for acquisition-related expenses resulting from financial advisory, legal, and accounting services. We expect the acquisition to strengthen our competitive position in the enterprise security market by allowing us to provide integrated antispam and antivirus solutions and by enabling the building of a gateway security solution.

@stake
      On October 7, 2004, we acquired @stake, a digital security company that helps corporations secure their critical infrastructure and applications, for $49 million in cash, including an immaterial amount of acquisition-related expenses resulting from financial advisory, legal, and accounting services. We expect the acquisition to strengthen our competitive position in the services market by strengthening our presence in the security consulting sector and by increasing our expertise in the areas of application, wireless, and critical infrastructure security.

LIRIC
      On October 11, 2004, we acquired LIRIC Associates, a UK-based consultancy firm that offers expertise in assessing the security needs of highly complex global networks and designing the architecture and policies to secure these networks, for $15 million in cash, including an immaterial amount for acquisition-related expenses resulting from financial advisory, legal, and accounting services. We expect the acquisition to strengthen our competitive position in the services market by strengthening our presence in the security consulting sector in the UK and by increasing our expertise in the area of critical infrastructure security.

Platform Logic
      On December 9, 2004, we acquired Platform Logic, a technology company that had developed a single host intrusion prevention product, for $30 million in cash, including an immaterial amount for acquisition-related expenses resulting from financial advisory, legal, and accounting services. We expect the acquisition to strengthen our competitive position in the enterprise security sector by providing technology that is complementary to our current offerings.
      The table below provides details of the purchase price allocations of these other fiscal 2005 acquisitions. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their useful lives of one to five years. The amounts allocated to other intangible assets include customer base and tradenames and are being amortized to Operating expenses in the Consolidated Statements of Income over their useful lives of three to eight years.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Table 3.2: Other Fiscal 2005 Purchase Price Allocations

					Deferred
		Acquired		Other	Tax	Other Assets
	Purchase	Product		Intangible	(Liabilities)	(Liabilities),
	Price	Rights	Goodwill	Assets	Assets, Net	Net

	(In thousands)
TurnTide	$28,184	$4,200	$25,933	$60	$(1,704)	$(305)
@stake	49,037	9,200	21,082	11,100	3,454	4,201
LIRIC	14,827	540	9,300	6,475	(2,105)	617
Platform Logic	30,336	3,900	27,206	50	(599)	(221)

Total	$122,384	$17,840	$83,521	$17,685	$(954)	$4,292

Pending Acquisition
      On December 16, 2004, we announced a definitive agreement with VERITAS Software Corporation, or VERITAS, a leading independent supplier of storage and infrastructure software products and services. Under this agreement, we would acquire all of the outstanding stock of VERITAS in exchange for 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock. In addition, we would assume all outstanding VERITAS stock options with an exercise price less than or equal to $49.00 per share, as well as each outstanding option that was granted under certain specified VERITAS option plans, as adjusted in accordance with the exchange ratio. All other outstanding VERITAS stock options would be cancelled. The estimated purchase price is $13 billion, which includes the estimated fair value of Symantec common stock to be issued and VERITAS options to be assumed, as well as estimated direct transaction costs. We derived this estimate using an average market price per share of Symantec common stock of $25.87, which was based on an average of the closing prices for a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the proposed transaction. The final purchase price would be determined based upon the number of VERITAS shares and options outstanding at the closing date. Completion of the transaction is subject to customary closing conditions that include, among others, receipt of required approvals from Symantec and VERITAS stockholders. Under terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances. While we currently anticipate that we will be in a position to complete the merger on or prior to June 30, 2005, we believe that there may be administrative benefits to completing the merger at the beginning of our second quarter of fiscal 2006. Symantec and VERITAS have therefore discussed the possibility of closing the merger during the first week of that fiscal quarter. Unless otherwise indicated, the discussions in this document relate to Symantec as a stand-alone entity and do not reflect the impact of the pending business combination transaction with VERITAS.
Fiscal 2004 Acquisitions
      During fiscal 2004, we acquired two public and two privately-held companies for a total of $311 million in cash, including acquisition-related expenses resulting from financial advisory, legal, and accounting services, duplicate sites, and severance costs. An insignificant amount of acquisition-related expenses remain as an accrual as of March 31, 2005. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations from the dates of acquisition. ON Technology Corp. and PowerQuest, Inc. are included in our Enterprise Administration

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
segment, and SafeWeb, Inc. and Nexland, Inc. are included in our Enterprise Security segment. For details of the purchase price allocations, refer to Table 3.3 below. Our fiscal 2004 acquisitions were considered insignificant for pro forma financial disclosure, both individually and in the aggregate.

ON Technology
      On February 13, 2004, we acquired ON Technology, a global provider of enterprise infrastructure management solutions, for $109 million in cash, including $7 million of acquisition-related expenses. The acquisition strengthened our competitive position in the enterprise administration market by allowing us to provide a unified solution that will help customers create a secure enterprise infrastructure. ON Technology’s software distribution and configuration management capabilities will be a critical component to the end-to-end system we are establishing to help customers build, manage, and protect their IT infrastructures. Subsequent to the acquisition, we revised the purchase price allocation to reduce goodwill by $16 million, related to the final determination of deferred tax assets upon filing ON Technology’s final tax return.

PowerQuest
      On December 5, 2003, we acquired PowerQuest, a global provider of automated deployment and recovery solutions for corporations and individual users, for $154 million in cash, including $4 million of acquisition-related expenses. The acquisition strengthened our competitive position in the enterprise administration market by enabling us to deliver solutions that allow customers to build, manage, and protect their IT infrastructures with end-to-end security management capabilities. Subsequent to the acquisition, we revised the purchase price allocation to reduce goodwill by $6 million, of which $5 million related to the final determination of deferred tax assets upon filing PowerQuest’s final tax return and $1 million related to the true up of liabilities for severance and legal fees.

SafeWeb
      On October 15, 2003, we acquired SafeWeb, a provider of SSL VPN appliances, for $27 million in cash, including minimal acquisition-related expenses. The acquisition strengthened our competitive position in the enterprise security market by allowing us to offer SafeWeb’s Secure Extranet Appliance technology designed to reduce the cost and complexity of deploying, managing, and maintaining secure access to remote users.

Nexland
      On July 17, 2003, we acquired Nexland, an Internet security company whose Internet Protocol-based networking appliances are installed at enterprise branches and telecommuter offices worldwide, for $21 million in cash, including minimal acquisition-related expenses. The acquisition strengthened our competitive position in the enterprise security solutions market as it is expected to allow us to further develop Symantec integrated solutions.
      The table below provides details of the purchase price allocations of our fiscal 2004 acquisitions. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their useful lives of one to five years. The amounts allocated to other intangible assets includes customer base and tradenames and are being amortized to Operating expenses in the Consolidated Statements of Income over their useful lives of one to seven years.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Table 3.3: Fiscal 2004 Purchase Price Allocations

			Acquired		Other	Deferred	Other Assets
	Purchase	Acquired	Product		Intangible	Tax	(Liabilities),
	Price	IPR&D	Rights	Goodwill	Assets	Assets, Net	Net

	(In thousands)
ON Technology	$109,356	$1,110	$7,410	$70,463	$5,660	$10,293	$14,420
PowerQuest	154,347	1,600	19,600	114,352	2,400	270	16,125
SafeWeb	26,569	—	1,000	21,603	—	3,600	366
Nexland	20,891	1,000	1,000	20,791	60	547	(2,507)

Total	$311,163	$3,710	$29,010	$227,209	$8,120	$14,710	$28,404

Fiscal 2003 Acquisitions
      During fiscal 2003, we acquired four privately-held companies for a total of $382 million in cash, including acquisition-related expenses resulting from financial advisory, legal, and accounting services, and severance costs. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each required company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations from the dates of acquisition. Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. are included in our Enterprise Security segment and Riptech, Inc. is included in our Services segment. For details of the purchase price allocations, refer to Table 3.4 below. Our fiscal 2003 acquisitions were considered insignificant for pro forma financial disclosure, both individually and in the aggregate.

Riptech
      On August 19, 2002, we acquired Riptech, a provider of scalable, real-time managed security services that protect clients through advanced outsourced security monitoring and professional services, for $147 million in cash, including $3 million of acquisition-related expenses.

Recourse
      On August 19, 2002, we acquired Recourse, a provider of security threat management solutions that detect, analyze, and respond to both known and novel threats, including intrusions, internal attacks, and denial of service attacks, for $138 million in cash, including $3 million of acquisition-related expenses.

SecurityFocus
      On August 5, 2002, we acquired SecurityFocus, a provider of enterprise security threat management systems, providing global early warning of cyberattacks, customized and comprehensive threat alerts, and countermeasures to prevent attacks before they occur, for $76 million in cash, including minimal acquisition-related expenses.

Mountain Wave
      On July 2, 2002, we acquired Mountain Wave, a provider of automated attack sensing and warning software and services for real-time enterprise security operations management, for $21 million in cash, including minimal acquisition-related expenses.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The table below provides details of the purchase price allocations of our fiscal 2003 acquisitions. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their useful lives of one to five years. The amounts allocated to other intangible assets include customer base and tradenames and are being amortized to Operating expenses in the Consolidated Statements of Income over their useful lives of one to four years.
Table 3.4: Fiscal 2003 Purchase Price Allocations

			Acquired		Other	Deferred	Other Assets
	Purchase	Acquired	Product		Intangible	Tax	(Liabilities),
	Price	IPR&D	Rights	Goodwill	Assets	Assets, Net	Net

	(In thousands)
Riptech	$147,446	$2,100	$12,700	$116,543	$—	$7,974	$8,129
Recourse	137,555	1,000	19,000	108,546	2,164	9,090	(2,245)
SecurityFocus	76,177	1,600	6,840	64,091	2,100	503	1,043
Mountain Wave	20,698	—	2,000	17,320	—	1,740	(362)

Total	$381,876	$4,700	$40,540	$306,500	$4,264	$19,307	$6,565

Note 4.	Goodwill, Acquired Product Rights and Other Intangible Assets
      Goodwill by operating segment is as follows:

	Enterprise	Enterprise		Consumer
	Security	Administration	Services	Products	Total

	(In thousands)
Balance, as of March 31, 2004	$738,311	$214,315	$118,801	$9,332	$1,080,759
Goodwill acquired during fiscal 2005:
Brightmail	226,959	—	—	—	226,959
TurnTide	25,933	—	—	—	25,933
@stake	—	—	21,082	—	21,082
LIRIC	—	—	9,300	—	9,300
Platform Logic	27,206	—	—	—	27,206
Goodwill adjustments	(787)	(21,123)	—	(4,116)	(26,026)

Balance, as of March 31, 2005	$1,017,622	$193,192	$149,183	$5,216	$1,365,213

      During fiscal 2005, we adjusted goodwill related to business acquisitions completed prior to March 31, 2004, including Axent Technologies within the Enterprise Security segment, On Technology and PowerQuest within the Enterprise Administration segment, and Quarterdeck Corporation within the Consumer Products segment. Goodwill related to Quarterdeck, purchased in the March 1999 quarter, and Axent, purchased in the December 2000 quarter, were adjusted based on final deferred tax determinations. For more information regarding our goodwill adjustment to ON Technology and PowerQuest, see Note 3, Acquisitions.
      Goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist. We completed our annual goodwill impairment test required by SFAS No. 142 during the March 2005 quarter and determined that there was no impairment of goodwill.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Acquired product rights were subject to amortization as follows:

	March 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$243,958	$(167,061)	$76,897
Patents	53,559	(11,030)	42,529
Backlog and other	14,761	(6,568)	8,193

	$312,278	$(184,659)	$127,619

	March 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$202,995	$(128,196)	$74,799
Patents	48,583	(4,252)	44,331
Backlog and other	4,240	(2,432)	1,808

	$255,818	$(134,880)	$120,938

      On March 31, 2005, we entered into a patent license agreement with Tumbleweed Communications Corporation. The total cost of the patent license agreement was $1 million, which was paid in cash in March 2005. Under the transaction, we recorded $375,000 of patent settlement costs in the March 2005 quarter that were related to benefits received by us in and prior to the March 2005 quarter. The remaining amount was recorded as an asset and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the patent, which expires in March 2010.
      On January 28, 2005 we purchased technology patents from ReefEdge, Inc. for $800,000 in cash, which we recorded as acquired product rights. The acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over the estimated useful life of 5 years.
      On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that were related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as acquired product rights and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the primary patent, which expires in June 2011.
      On April 17, 2003, we purchased acquired product rights related to Roxio Inc.’s GoBack computer recovery software business for $13 million in cash. The acquired product rights are being amortized to Cost of revenues over their estimated useful life of three years.
      During fiscal 2005, 2004, and 2003, amortization expense for acquired product rights was $49 million, $41 million, and $30 million, respectively. Amortization of acquired product rights was included in Cost of revenues in the Consolidated Statements of Income. The weighted average useful life of acquired product

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
rights is approximately 3 years. Annual amortization of acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of March 31, 2005:

2006	$43 million
2007	$30 million
2008	$23 million
2009	$16 million
2010	$9 million
Thereafter	$7 million
      Other intangible assets were subject to amortization as follows:

	March 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Other intangible assets, net:
Customer base	$36,898	$(7,543)	$29,355
Tradename	7,606	(6,922)	684
Marketing-related assets	2,100	(1,400)	700

	$46,604	$(15,865)	$30,739

	March 31, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Other intangible assets, net:
Customer base	$11,410	$(4,229)	$7,181
Tradename	6,910	(5,345)	1,565
Marketing-related assets	2,100	(875)	1,225

	$20,420	$(10,449)	$9,971

      During fiscal 2005, 2004, and 2003, amortization expense for other intangible assets was $5 million, $3 million, and $3 million, respectively. Amortization of other intangible assets was included in Operating expenses in the Consolidated Statements of Income. The weighted average useful life of other intangible assets is approximately 6 years. Annual amortization of other intangible assets, based upon our existing intangible assets and their current useful lives, is estimated to be the following as of March 31, 2005:

2006	$6 million
2007	$5 million
2008	$5 million
2009	$5 million
2010	$3 million
Thereafter	$7 million

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 5.	Investments
Cash Equivalents and Short-Term Investments
      The estimated fair value of the cash equivalents and short-term investments consisted of the following:

	March 31,

	2005	2004

	(In thousands)
Corporate securities	$1,760,871	$1,388,382
Taxable auction rate securities	—	328,400
Money market funds	343,290	149,269
Corporate bonds	75,126	95,201
United States government and government-sponsored securities	752,781	194,633
Bank securities and deposits	31,214	80,057

Total available-for-sale investments	2,963,282	2,235,942
Less: amounts classified as cash equivalents	(848,128)	(386,473)

	$2,115,154	$1,849,469

      The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 31, 2005 was as follows:

(In thousands)
Due in one year or less	$2,948,100
Due after one year and through 3 years	15,182

$2,963,282

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
Equity Investments in Privately Held Companies
      As of March 31, 2005 and 2004, we held equity investments with a carrying value of $11 million in several privately-held companies. These investments were recorded at cost as we do not have significant influence over the investee and are classified as Other long-term assets on the Consolidated Balance Sheets. During fiscal 2005, 2004 and 2003, we recognized a decline in value of these investments determined to be other-than-temporary of $1 million, $3 million, and $1 million, respectively. The other-than-temporary declines in fair value were recorded as Interest and other income, net on the Consolidated Statements of Income.

Note 6.	Convertible Subordinated Notes
      On October 24, 2001, we completed a private offering of $600 million 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes were convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $8.54 per share, subject to certain adjustments. We had the right to redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005. Interest was paid semi-annually and we commenced making these payments on May 1, 2002. Debt

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
issuance costs of $16 million related to the notes were being amortized on a straight-line basis through November 1, 2006. We had reserved 70.3 million shares of common stock for issuance upon conversion of the notes.
      On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes and in September 2004 we sent notice to registered holders that all notes would be redeemed November 5, 2004. As of November 4, 2004 (the day prior to the redemption date), substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock. The remainder was redeemed for cash. Unamortized debt issuance costs of $6 million relative to the converted notes were charged to Capital in excess of par value on the Consolidated Balance Sheet during fiscal 2005.

Note 7.	Commitments

Leases
      We lease certain of our facilities and equipment under operating leases that expire at various dates through 2018. We currently sublease some space under various operating leases that will expire at various dates through 2008.
      The future fiscal year minimum operating lease commitments were as follows as of March 31, 2005:

(In thousands)
2006	$41,147
2007	32,363
2008	19,178
2009	7,944
2010	6,614
Thereafter	11,848

Operating lease commitments	119,094
Sublease income	(10,482)

Net operating lease commitments	$108,612

      Based on existing subleases, we expect to record future sublease income of $5 million, $3 million, and $1 million during fiscal 2006, 2007, and 2008, respectively, and insignificant amounts per year thereafter.
      Rent expense charged to operations totaled $35 million, $27 million, and $25 million during fiscal 2005, 2004 and 2003, respectively.
      In March 2003, we terminated our synthetic lease obligations for four facilities located in Cupertino, California, Springfield, Oregon, and Newport News, Virginia by purchasing the land and buildings for $124 million.

Pending Merger
      Under certain terms specified in the merger agreement, Symantec or VERITAS may terminate the agreement and as a result either Symantec or VERITAS may be required to pay a $440 million termination fee to the other party in certain circumstances.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Development Agreement
      During the March 2005 quarter, we entered into a development agreement in the amount of $22 million in connection with the refurbishment of a building in Dublin, Ireland. Payment of this amount is contingent upon the achievement of certain agreed-upon milestones. As none of these milestones have been reached as of March 31, 2005, there is no accrual relative to the $22 million commitment included in our liabilities on our Consolidated Balance Sheet as of March 31, 2005.

Royalties
      We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of March 31, 2005 all such obligations are immaterial.

Indemnification
      As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Note 8.	Stock Transactions

Stock Repurchases
      On January 16, 2001, our Board of Directors replaced an earlier stock repurchase authorization with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, our Board of Directors increased the dollar amount of our stock repurchase authorization from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. On October 19, 2004, our Board of Directors increased the dollar amount of our stock repurchase authorization by $300 million, without any specific limit on the number of shares to be repurchased. In connection with the stock repurchase authorizations, we have a repurchase plan under Rule 10b5-1 to facilitate stock repurchases up to $60 million per quarter. Pending the completion of the proposed merger with VERITAS Software, we will be subject to a regulatory limitation that limits the level of quarterly repurchases allowed.
      During fiscal 2005, we repurchased 7.8 million shares under the amended stock repurchase authorization, at prices ranging from $21.05 to $30.77 per share, for an aggregate amount of $192 million. During fiscal 2004, we repurchased 3.0 million shares under the amended stock repurchase authorization, at prices ranging from $19.52 to $20.82 per share, for an aggregate amount of $60 million. During fiscal 2003, we repurchased 8.8 million shares at prices ranging from $6.99 to $7.49 per share, for an aggregate amount of $64 million.
      On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion effective upon completion of the VERITAS merger, without any specific limit on the number of shares to be repurchased. We expect to repurchase shares pursuant to this authorization for cash as business conditions warrant between the date of the completion of the merger and March 31, 2006. Excluding the post-merger authorization, as of March 31, 2005, $475 million remained authorized by our Board of Directors.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Stock Dividends
      On October 19, 2004, our Board of Directors approved a two-for-one stock split to be effected as a stock dividend. Stockholders of record at the close of business on November 11, 2004 were issued one additional share of common stock for each share owned as of that date. An additional 353 million shares resulting from the stock dividend were issued in book-entry form on November 30, 2004.
      On October 22, 2003, our Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend. Stockholders of record at the close of business on November 5, 2003 were issued one additional share of common stock for each share owned as of that date. An additional 154 million shares resulting from the stock dividend were issued in book-entry form on November 19, 2003.

Increase to Authorized Shares
      On September 15, 2004, our stockholders approved the adoption of our amended and restated certificate of incorporation, which increased the number of authorized shares of common stock from 900,000,000 to 1,600,000,000.

Note 9.	Net Income Per Share
      The components of net income per share were as follows:

	Year Ended March 31,

	2005	2004	2003

	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$536,159	$370,619	$248,438
Weighted average number of common shares outstanding during the period	660,631	611,970	581,580

Basic net income per share	$0.81	$0.61	$0.43

Diluted Net Income Per Share
Net income	$536,159	$370,619	$248,438
Interest on convertible subordinated notes, net of income tax effect	8,380	14,392	14,393

Net income, as adjusted	$544,539	$385,011	$262,831

Weighted average number of common shares outstanding during the period	660,631	611,970	581,580
Shares issuable from assumed exercise of options using the treasury stock method	35,745	36,842	30,992
Shares issuable from assumed conversion of convertible subordinated notes	41,780	70,298	70,300
Restricted stock	89	—	—

Total shares for purpose of calculating diluted net income per share	738,245	719,110	682,872

Diluted net income per share	$0.74	$0.54	$0.38

      During fiscal 2005, 2004, and 2003, 4.2 million, 1.7 million, and 2.8 million shares, respectively, issuable from the assumed exercise of options were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 10.	Adoption of Stockholder Rights Plan
      On August 11, 1998, the Board of Directors adopted a stockholder rights plan designed to ensure orderly consideration of any future unsolicited acquisition attempt to ensure a fair value of Symantec for our stockholders. In connection with the plan, the Board of Directors declared and paid a dividend of one preferred share purchase right for each share of Symantec common stock outstanding on the record date, August 21, 1998. The rights are initially attached to Symantec common stock and will not trade separately. If a person or a group, an Acquiring Person, acquires 20% or more of our common stock, or announces an intention to make a tender offer for 20% or more of our common stock, the rights will be distributed and will thereafter trade separately from the common stock.
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

Note 11.	Employee Benefits
401(k) Plan
      We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 20% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 100% of the first $500 of employees’ contributions and 50% of the employees’ contribution over $500. The maximum employer match in any given plan year is 3% of the employees’ eligible compensation. Our contributions under the plan were $8 million, $7 million, and $4 million during fiscal 2005, 2004, and 2003, respectively.
Restricted Shares
      On October 20, 2004, we issued 200,000 restricted shares of common stock to our current Senior Vice President of Finance and Chief Financial Officer, at a purchase price of $1,000 (representing the aggregate par value at the date of issuance), vesting 50% at each anniversary date. The market value of the common stock on the date of grant less the purchase price was $6 million and was recorded in Deferred stock-based compensation within Stockholders’ Equity in the Consolidated Balance Sheets during fiscal 2005. The deferred stock-based compensation is being amortized over the two-year service period. We recorded amortization expense of $1 million during fiscal 2005.
      During fiscal 1999, we issued 800,000 restricted shares to our current Chief Executive Officer, or CEO, for a purchase price of $1,000 (representing the aggregate par value at the date of issuance), vesting 50% at each anniversary date, which commenced April 14, 2000. The market value of the common stock on the date of grant less the purchase price, was recorded in Deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheets during fiscal 1999. The deferred stock-based compensation was amortized over the two-year service period.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Stock Purchase Plans

2002 Executive Officers’ Stock Purchase Plan
      In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, of which none are subject to adjustment pursuant to changes in capital. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. Each executive officer may purchase up to 10,000 shares in any fiscal year. As of March 31, 2005, no shares have been issued under the plan and the entire 250,000 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividends.

1998 Employee Stock Purchase Plan
      In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan and reserved 4.0 million shares of common stock for issuance thereunder. In September 1999, the plan was amended by our stockholders to increase the shares available for issuance by 6.1 million and to add an “evergreen” provision whereby the number of shares available for issuance increases automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan. In July 2004, the Board of Directors eliminated this provision. As of March 31, 2005, 22.3 million shares remain available for issuance under the plan.
      Subject to certain limitations, our employees may purchase, through payroll deductions of 2% to 10% of their compensation, shares of common stock at a price per share that is the lesser of 85% of the fair market value as of the beginning of the two-year offering period or the end of the six-month purchase period. In March 2005, the Board of Directors eliminated the two-year offering period. The Employee Stock Purchase Plan will continue to allow employees to purchase shares of common stock at a price per share that is 85% of the fair market value on the purchase date. Under the Employee Stock Purchase Plan 3.2 million, 2.9 million, and 4.3 million shares were issued during fiscal 2005, 2004, and 2003, respectively, representing $32 million, $23 million, and $17 million in contributions, respectively. As of March 31, 2005, a total of 16.3 million shares had been issued under this plan.
Stock Award Plans

2000 Director Equity Incentive Plan
      In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. In September 2004, stockholders increased the number of shares of stock that may be issued by 50,000. In addition, in September 2004, stockholders approved an amendment to the 2000 Director Equity Incentive Plan such that it may be proportionately adjusted upon any changes in capital structure. Therefore, reserve amounts have been adjusted to reflect the two-for-one stock split, effected as a stock dividend in November 2004. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of March 31, 2005, a total of 41,000 shares had been issued under this plan and 59,000 shares remained available for future issuance.
Stock Option Plans
      We maintain stock option plans pursuant to which an aggregate total of 108 million shares of common stock have been reserved for issuance as incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors, and advisors to us, or of any parent, subsidiary, or affiliate of

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Symantec as the Board of Directors or committee may determine. The purpose of these plans is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant and the options have a maximum term of ten years and generally vest over a four-year period.

2004 Equity Incentive Plan
      In September 2004, stockholders approved the terms of the 2004 Equity Incentive Plan and reserved 18.0 million shares for issuance thereunder. Up to 10% of the shares reserved may be granted in the form of restricted stock awards. Under this plan, we grant options to employees, officers, directors, consultants, independent contractors, and advisors to us, or of any parent, subsidiary, or affiliate of Symantec as the Board of Directors or committee may determine. This plan will supercede the 1996 Equity Incentive Plan when it expires in March 2006. Under terms of this plan, the Compensation Committee determines whether an option will be an incentive stock option or a non-qualified stock option. Options generally are subject to a four-year vesting period with a one-year period before any vesting occurs, and the exercise price may not be less than 100% of the fair market value of one share of Symantec common stock on the date of the grant. As of March 31, 2005, no options have been issued under this plan.

2001 Non-Qualified Equity Incentive Plan
      In January 2001, the Board of Directors approved the terms of the 2001 Non-Qualified Equity Incentive Plan and reserved for issuance 24.0 million shares for issuance thereunder. Options awarded to insiders, defined as officers, directors, or other persons subject to Section 16 of the Securities Exchange Act of 1934, may not exceed in the aggregate fifty (50%) percent of all shares that are available for grant under the plan and employees of the company who are not insiders must receive at least fifty (50%) percent of all shares that are available for grant under the plan. The terms of this plan were similar to those of our 2004 Equity Incentive Plan, except that only non-qualified stock options could be granted and it was adopted, and could be amended, without stockholder approval. In September 2004, as a result of the adoption of the 2004 Equity Incentive Plan, we terminated the plan. As of March 31, 2005, 2.8 million options were outstanding under this plan and no shares remained available for future issuance.

1999 Acquisition Plan
      In July 1999, the Board of Directors approved the terms of the 1999 Acquisition Plan and reserved 4.0 million shares of common stock for issuance thereunder. Options awarded to officers may not exceed in the aggregate thirty (30%) percent of all shares that are available for grant under the plan. The terms of this plan are similar to those of our 2004 Equity Incentive Plan, except that it was adopted, and may be amended, without stockholder approval. As of March 31, 2005, 137,000 options were outstanding under this plan and none remain available for future issuance.

1996 Equity Incentive Plan
      In May 1996, our stockholders approved the 1996 Equity Incentive Plan and reserved 32.6 million shares of common stock for issuance thereunder. Subsequently, our stockholders approved a number of amendments that increased the number of shares of common stock reserved for issuance under the plan to a total of 195.5 million shares. As of March 31, 2005, 64.1 million options were outstanding under this plan and 21.0 million remained available for future issuance.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Executive Stock Option Grants
      In accordance with our CEO’s, employment agreement dated April 11, 1999, the Board of Directors approved the issuance of a non-qualified stock option to acquire 1.6 million shares of common stock to the CEO. The option was granted at 100% of the fair market value on the date of grant, has a term life of ten years, and vests over a five-year period. As of March 31, 2005, no options were outstanding.
      On December 20, 1999, a non-qualified option to acquire 160,000 shares was approved for grant to the CEO and was deemed granted on January 1, 2000. The option was granted at 100% of the fair market value on the date of grant, has a term life of ten years, and vests over a four-year period. As of March 31, 2005, all options were still outstanding under this grant.

1988 Employee Stock Option Plan
      The 1988 Employee Stock Option Plan was superseded by the 1996 Equity Incentive Plan. As of March 31, 2005, 152,000 options were outstanding under the 1998 Employee Stock Option Plan and no further options may be granted.

Acquired Stock Option Plans
      We assumed stock option plans in connection with our acquisitions of Brightmail in June 2004, AXENT Technologies in December 2000, and Central Point Software in June 1994. As of March 31, 2005, 1.4 million options were outstanding under these plans and no further options may be granted.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Stock Option Activity

		Weighted
		Average
		Exercise
	Number	Price per
	of Shares	Share

	(In thousands, except
	weighted average
	exercise price per
	share)
Outstanding as of March 31, 2002	115,136	$5.70
Granted	14,192	$9.03
Exercised	(25,560)	$4.73
Canceled	(9,292)	$6.71

Outstanding as of March 31, 2003	94,476	$6.36
Granted	18,996	$14.49
Exercised	(28,708)	$5.83
Canceled	(5,222)	$8.26

Outstanding as of March 31, 2004	79,542	$8.36
Granted	14,496	$24.06
Exercised	(21,132)	$6.13
Canceled	(4,133)	$12.92

Outstanding as of March 31, 2005	68,773	$12.08

Options exercisable at:
March 31, 2005	35,663	$7.48
March 31, 2004	35,648	$5.95
March 31, 2003	37,148	$5.54
      The following table summarizes information about options outstanding as of March 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	(In Years)	Price	Shares	Price

	(In thousands)			(In thousands)
$ 1.01 - $ 5.46	14,007	5.36	$4.06	12,952	$4.08
$ 5.46 - $ 8.21	18,397	6.32	$7.71	12,521	$7.55
$ 8.22 - $14.62	19,036	7.56	$11.32	8,778	$10.65
$14.82 - $27.68	15,543	9.22	$23.43	1,409	$18.21
$27.69 - $33.48	1,790	9.55	$29.42	3	$30.29

	68,773	7.21	$12.08	35,663	$7.48

      These options will expire if not exercised by specific dates through March 2015. Prices for options exercised during the three years ended March 31, 2005 ranged from $0.70 to $23.63.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Shares Authorizations and Reserves
      In September 2004, our stockholders approved an increase to our authorized common shares from 900 million to 1,600 million.
      As of March 31, 2005, we had reserved the following shares of authorized but unissued common stock:

Stock Purchase Plans	22,540,000
Stock Award Plans	59,000
Employee Stock Option Plans	107,819,000

Total	130,418,000

Note 12.     Restructuring
      During fiscal 2005, we recorded $3 million of restructuring charges, of which $2 million was for costs of severance, related benefits, and outplacement services related to the termination of 51 employees located in the United States and Europe due to the consolidation and relocation of engineering and development functions. In addition we recorded an increase to the accrual relating to the fiscal 2002 restructuring plan of $1 million due to the termination of a sublease agreement for facilities in Eugene, Oregon. As of March 31, 2005, substantially all of the costs were paid.
      During fiscal 2004, we recorded $1 million of restructuring charges for costs of severance, related benefits, and outplacement services for a member of our senior management team, as well as an increase to the accrual for excess facilities in Eugene, Oregon in connection with our fiscal 2002 restructuring plan. As of March 31, 2005, substantially all of the costs were paid.
      During fiscal 2003, we recorded $11 million of restructuring charges, including costs of severance, related benefits, and outplacement services of $8 million and costs associated with the consolidation of certain facilities in the United States and Europe of $3 million. The costs resulted from relocating certain development, sales, and finance activities, realigning certain worldwide marketing efforts, and outsourcing our North American and European consumer support functions. As a result, we terminated 424 employees. As of March 31, 2005, substantially all of the costs were paid.
      During fiscal 2002, we recorded costs associated with excess facilities and fixed assets associated with relocating certain sites in the United States and Europe. We moved our operations in Newport News, Virginia to a larger facility and we relocated our North American support group from Eugene, Oregon to an expanded facility in Springfield, Oregon. In addition, we consolidated our European support functions by relocating our Leiden, Netherlands operations to Dublin, Ireland and consolidating most of our United Kingdom facilities to one facility in Maidenhead, UK. As of March 31, 2005, $3 million remained accrued for excess facility costs. The accrual is classified in Other accrued liabilities in the Consolidated Balance Sheet as of March 31, 2005. We anticipate that substantially all of the remaining restructuring reserve balance will be paid by the end of fiscal 2006.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 13.	Income Taxes
      The components of the provision for income taxes were as follows:

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Current:
Federal	$128,025	$60,528	$58,732
State	36,460	18,084	15,045
International	96,623	65,810	45,809

	261,108	144,422	119,586

Deferred:
Federal	66,234	24,248	(620)
State	(804)	4,401	(2,465)
International	(4,569)	(1,468)	(1,308)

	60,861	27,181	(4,393)

	$321,969	$171,603	$115,193

      The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes was as follows:

	Year Ended March 31,

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.0	2.6	2.1
Foreign earnings taxed at less than the federal rate	(6.5)	(7.0)	(5.7)
American Jobs Creation Act — tax expense on repatriation of foreign earnings	6.3	—	—
Other, net	0.7	1.0	0.3

	37.5%	31.6%	31.7%

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The principal components of deferred tax assets were as follows:

	March 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$8,497	$18,219
Net operating loss carryforwards of acquired companies	73,313	41,990
Other accruals and reserves not currently tax deductible	46,233	41,077
Deferred revenue	16,336	25,258
Loss on investments not currently tax deductible	2,582	6,705
Other	5,326	6,264

	152,287	139,513
Valuation allowance	(7,125)	(6,705)

Deferred tax assets	145,162	132,808
Deferred tax liabilities:
Acquired intangible assets	(27,001)	(13,326)
Tax over book depreciation	(12,086)	(14,073)
Unremitted earnings of foreign subsidiaries	(95,033)	(51,721)
Other	(2,376)	—

Net deferred tax assets	$8,666	$53,688

      The valuation allowance on our deferred tax assets increased by $420,000 during fiscal 2005 and increased by $2 million during fiscal 2004.
      As of March 31, 2005, we have net operating loss carryforwards attributable to various acquired companies of $190 million that expire in fiscal 2011 through 2024. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. Pretax income from international operations was $499 million, $354 million, and $225 million for fiscal 2005, 2004, and 2003, respectively.
      No provision has been made for federal or state income taxes on $601 million of cumulative unremitted earnings of certain of our foreign subsidiaries as of March 31, 2005, since we plan to indefinitely reinvest these earnings. As of March 31, 2005, the unrecognized deferred tax liability for these earnings was $179 million.
      On October 22, 2004, the American Jobs Creation Act of 2004, or the Jobs Act, was signed into law. Under the Jobs Act, we may elect an 85% dividends-received deduction for repatriating eligible dividends from our foreign subsidiaries in either the year ended March 31, 2005 or 2006. Certain criteria must be met to qualify for the deduction, including the establishment of a domestic reinvestment plan by our CEO, and the approval of the plan by our Board of Directors, whereby the repatriated earnings must be reinvested in the United States. The maximum amount of our foreign earnings that qualify for the deduction is $500 million.
      During the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries under the Jobs Act provisions. We recorded a tax charge for this repatriation of approximately $54 million in accordance with tax laws existing at the time. See Note 17, Subsequent Events, for a discussion of subsequent clarification of the tax law.
      The $500 million repatriation under the Jobs Act was deemed to be distributed entirely from foreign earnings that had been previously treated as indefinitely reinvested. However, this distribution from previously

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.

Note 14.	Litigation
      On August 26, 2004, SRI International, Inc. filed a lawsuit against us in the United States District Court, District of Delaware, alleging that unspecified Symantec products, including ManHunt, infringed four patents owned by SRI. The lawsuit requests damages, injunctive relief, costs, and attorneys’ fees. We intend to defend the action vigorously.
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
      On March 28, 2003, Ronald Pearce filed a lawsuit on behalf of himself and purportedly on behalf of the general public of the United States and Canada in the California Superior Court, Santa Clara County, alleging violations of California Business and Professions Code section 17200 and false advertising in connection with our WinFaxtmPro product. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorney fees. We intend to defend the action vigorously.
      On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah, alleging that unspecified Symantec products, including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requested damages, injunctive relief, costs, and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and, in February 2003, the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case. In April 2004, we filed a lawsuit against Altiris in the United States District Court, Eastern District of Texas, alleging that several Altiris products infringe three patents owned by Symantec, and Altiris filed counterclaims based on additional patents. In May 2005, all pending patent litigation between the companies was settled. See Note 17, Subsequent Events, for further discussion of the resolution.
      We have an active anti-piracy program designed to enforce copyright and trademark protection of our software. Portions of this program are handled internally or through counsel, and portions are handled on our behalf by the Business Software Alliance, or BSA. A significant part of this program includes working with law enforcement agencies or civil litigation against alleged infringers. Such activities sometimes lead to claims alleging improper use of the legal process or violation of other local law. This type of claim has recently increased in frequency, especially in Latin American countries. To date, none of such claims has resulted in material damages and we do not believe that any such pending claims, individually or in the aggregate, will result in a material adverse effect on our future results of operations, cash flows, or financial position.
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
have a material adverse affect on our financial condition. We have accrued estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

Note 15.	Segment Information
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services, and Other.
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds. Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures.
      Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of other intangible assets, and other assets and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring which are not charged to the other operating segments.
      The accounting policies of the segments are the same as those described in the summary of significant accounting polices, with the exception of the amortization of acquired product rights, which is included entirely in our Other segment. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. The majority of our assets and liabilities are not discretely allocated or reviewed by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Segment Information

	Consumer	Enterprise	Enterprise			Total
	Products	Security	Administration	Services	Other	Company

	(In thousands)
Fiscal 2005
Revenue from external customers	$1,315,201	$927,443	$283,897	$56,160	$148	$2,582,849
Operating income (loss)	858,088	200,468	127,239	(17,701)	(348,828)	819,266
Depreciation & amortization expense[1]	3,553	17,957	2,103	3,200	105,145	131,958
Fiscal 2004
Revenue from external customers	$871,980	$736,531	$219,604	$41,682	$332	$1,870,129
Operating income (loss)	530,473	134,627	143,634	(11,122)	(284,027)	513,585
Depreciation & amortization expense[1]	3,684	14,452	653	5,566	92,871	117,226
Fiscal 2003
Revenue from external customers	$570,266	$593,552	$215,017	$26,377	$1,734	$1,406,946
Operating income (loss)	293,695	119,226	160,077	(26,099)	(205,387)	341,512
Depreciation & amortization expense[1]	3,414	12,206	373	3,103	83,590	102,686

[1]	The Other segment amount includes amortization of acquired product rights and other intangible assets as well as depreciation expense that is not identified with a specific segment. The amounts for the individual segments include only depreciation expense specifically identified with that segment.

	March 31,

	2005	2004

	(In thousands)
Long-lived assets:
United States	$1,790,773	$1,500,192
Other foreign countries(*)	135,166	114,172

	$1,925,939	$1,614,364

Product Revenue Information
      Net revenues from sales of our antivirus products within our Consumer Products and Enterprise Security segments represented 51%, 55%, and 51% of our total net revenues for fiscal 2005, 2004, and 2003, respectively. Net revenues from sales of our Norton Internet security product within our Consumer Products segment represented 18%, 12%, and 7% of our total net revenues during fiscal 2005, 2004, and 2003, respectively.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Geographical Information
      The following table represents revenue amounts reported for products shipped to customers in the corresponding regions.

	Year Ended March 31,

	2005	2004	2003

	(In thousands)
Net revenues from external customers:
United States	$1,235,536	$896,452	$714,111
Other foreign countries(*)	1,347,313	973,677	692,835

	$2,582,849	$1,870,129	$1,406,946

(*) No individual country represented more than 10% of the respective totals.
Significant Customers
      In fiscal 2005, one reseller and two distributors each accounted for more than 10% of our total net revenues. In fiscal 2004 and 2003, two distributors each accounted for more than 10% of our total net revenues.

Note 16.	Cumulative Adjustment to Net Revenues and Deferred Revenue
      In August 2004, during a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices for foreign currency sales, which serves as the basis for our deferral. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any prior period. To correct this error, we booked the cumulative $20 million as a reduction in Net revenues in the Condensed Consolidated Statement of Income and a corresponding $20 million increase in Current deferred revenue on the Condensed Consolidated Balance Sheet during the three-month period ended June 2004. Substantially all of the $20 million of current deferred revenue was recognized as revenue during fiscal 2005.

Note 17.	Subsequent Events
      On May 12, 2005, we resolved the Altiris patent litigation matters with a cross-licensing agreement that resolves all legal claims between the companies. As part of a settlement, we paid Altiris $10 million for use of the disputed technology.
      On May 12, 2005, we acquired XtreamLok Pty, Ltd., an information security company that specializes in anti-piracy and product activation technology, for approximately $17 million in cash.
      In May 2005, the U.S. Department of the Treasury and the Internal Revenue Service issued clarifying language with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act. As a result of this clarifying language, we will reduce the $54 million tax expense attributable to the $500 million repatriation by approximately $20 million, to $34 million. This reduction in tax expense will be recorded in our first quarter of fiscal 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By	/s/ John W. Thompson

(John W. Thompson,
Chairman and Chief Executive Officer)
June 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

Chief Executive Officer:

/s/ John W. Thompson (John W. Thompson)	Chairman, Chief Executive Officer and Director	June 15, 2005
Chief Financial Officer and Chief Accounting Officer:

/s/ Gregory E. Myers (Gregory E. Myers)	Chief Financial Officer and Senior Vice President of Finance	June 15, 2005
Additional Directors:

/s/ Tania Amochaev (Tania Amochaev)	Director	June 15, 2005

/s/ William T. Coleman III (William T. Coleman III)	Director	June 15, 2005

/s/ Franciscus Lion (Franciscus Lion)	Director	June 15, 2005

/s/ David L. Mahoney (David L. Mahoney)	Director	June 15, 2005

/s/ Robert S. Miller (Robert S. Miller)	Director	June 15, 2005

/s/ George Reyes (George Reyes)	Director	June 15, 2005

/s/ Daniel H. Schulman (Daniel H. Schulman)	Director	June 15, 2005

Schedule II
SYMANTEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2005	$5,674	$(687)	$(319)	$4,668
Year ended March 31, 2004	9,753	61	(4,140)	5,674
Year ended March 31, 2003	10,081	456	(784)	9,753
Reserve for product returns:
Year ended March 31, 2005	$6,613	$67,604	$(69,462)	$4,755
Year ended March 31, 2004	5,393	45,895	(44,675)	6,613
Year ended March 31, 2003	13,711	36,489	(44,807)	5,393
Reserve for rebates:
Year ended March 31, 2005	$46,232	$208,461	$(203,889)	$50,804
Year ended March 31, 2004	33,926	162,448	(150,142)	46,232
Year ended March 31, 2003	33,683	116,736	(116,493)	33,926

EXHIBIT INDEX

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.01		Agreement and Plan of Merger, dated as of September 23, 2003, among Symantec Corporation, Quartz Acquisition Corp., PowerQuest, Inc., and John Fife, as representative**	10-Q		10.01	02/13/04

2.02		Agreement and Plan of Merger, dated as of October 27, 2003, by and among Symantec Corporation, Outlaw Acquisition Corporation, and OnTechnology Corporation**	10-Q		10.02	02/13/04

2.03		Agreement and Plan of Merger dated as of May 19, 2004, among Symantec Corporation, Brazil Acquisition Corp., Brightmail Incorporated, and John C. Colligan, as Representative**	10-K		2.03	06/14/04

2.04		Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, VERITAS Software Corporation, and Carmel Acquisition Corp.	8-K		2.01	12/20/04

3.01		Symantec Corporation Amended and Restated Certificate of Incorporation	S-8	333-119872	4.01	10/21/04

3.02		Symantec Corporation Certificate of Designations of Series A Junior Participating Preferred Stock	8-K		3.01	12/21/04

3.03		Symantec Corporation Bylaws, as amended and restated effective August 11, 1998	8-K		3.1	08/19/98

4.01		Registration Rights Agreement between Symantec Corporation and Certain of its Stockholders	S-4	33-35385	4.02	06/13/90

4.02		Amendment No. One to Registration Rights Agreement	10-K		4.02	06/16/03

4.03		Amendment No. Two to Registration Rights Agreement	10-K		4.03	06/16/03

4.04		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares	8-A		4.1	08/19/98

10	.01*	Form of Indemnity Agreement with Officers and Directors and Amendment No. 1	S-1	33-28655	10.17	05/19/89 06/21/89

10	.02*	Symantec Corporation 1994 Patent Incentive Plan	S-8	33-60141	4.01	06/09/95

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.03*	Symantec Corporation 1996 Equity Incentive Plan, as amended and Form of Stock Option Agreement	10-K		10.03	06/14/04

10	.04*	Form of Restricted Stock Purchase Agreement pursuant to Symantec Corporation 1996 Equity Incentive Plan	10-Q		10.01	11/08/04

10	.05*	Symantec Corporation Deferred Compensation Plan, dated as of November 7, 1996	10-K		10.11	06/24/97

10	.06*	Symantec Corporation 1998 Employee Stock Purchase Plan	S-8	333-52200	99.2	12/19/00

10	.07*	Brightmail Incorporated 1998 Stock Option Plan, as amended	S-8	333-117176	99.01	07/06/04

10	.08*	Form of Brightmail Incorporated Stock Option Agreement	S-8	333-117176	99.02	07/06/04

10	.09*	Form of Symantec Corporation Notice of Stock Option Assumption	S-8	333-117176	99.03	07/06/04

10	.10*	Symantec Corporation Acquisition Plan, dated July 15, 1999	S-8	333-31526	4.03	03/02/00

10	.11*	Symantec Corporation 2000 Directors Equity Incentive Plan, as amended	S-8	333-119872	99.2	10/21/04

10	.12*	2002 Executive Officers’ Stock Purchase Plan, as amended					X

10	.13*	Symantec Corporation 2004 Equity Incentive Plan, Stock Grant Election Form, and Stock Option Grant — Terms and Conditions	S-8	333-119872	99.01	10/21/04

10	.14*	Supplemental Option Vesting and Severance Arrangement terms and conditions between Symantec Corporation and Greg Myers	10-K		10.63	07/01/99

10	.15*	Employment Agreement between Symantec Corporation and John W. Thompson	10-K		10.67	07/01/99

10	.16*	Employment offer by and between Symantec Corporation and Gail Hamilton	10-Q		10.03	08/11/00

10	.17*	Offer Letter between Symantec Corporation and John Schwarz, dated December 20, 2001	10-Q		10.02	02/07/02

10	.18*	Offer Letter dated January 12, 2004 to Thomas W. Kendra	10-Q		10.01	02/04/05

10	.19*	Symantec Corporation Executive Severance Plan	10-K		10.93	06/22/01

10	.20*	Symantec Senior Executive Incentive Plan	10-K		10.18	06/14/04

10	.21*	FY04 Executive Annual Incentive Plan — Management Committee Members, President, and Chief Operating Officer	10-K		10.27	06/16/03

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.22*	FY04 Executive Annual Incentive Plan — Vice President Plan (Non-Management Committee Members)	10-K		10.28	06/16/03

10	.23*	FY05 Executive Annual Incentive Plan — Vice Presidents	10-K		10.21	06/14/04

10	.24*	FY05 Executive Annual Incentive Plan — Vice Presidents, Sales	10-K		10.22	06/14/04

10	.25*	FY05 Executive Annual Incentive Plan — Vice President, Business Unit Leaders.	10-K		10.23	06/14/04

10	.26*	FY05 Executive Annual Incentive Plan — Senior Vice Presidents, non Business Unit	10-K		10.24	06/14/04

10	.27*	FY05 Executive Annual Incentive Plan — President and Chief Operating Officer	10-K		10.25	06/14/04

10	.28*	FY05 Executive Annual Incentive Plan — Chairman and Chief Salesman	10-K		10.26	06/14/04

10.29		FY06 Executive Annual Incentive Plan — Vice Presidents, Grade 16 — Vice Presidents, Grade 15					X

10.30		FY06 Executive Annual Incentive Plan — Vice Presidents, Grade 18					X

10.31		FY06 Executive Annual Incentive Plan — Vice President, Business Unit Leaders					X

10.32		FY06 Executive Annual Incentive Plan — Senior Vice Presidents, non Business Unit — Senior Vice President, Head of Sales					X

10.33		FY06 Executive Annual Incentive Plan — President and Chief Operating Officer					X

10.34		FY06 Executive Annual Incentive Plan — Chairman and Chief Salesman					X

10	.35#	Amended and Restated Authorized
Symantec Electronic Reseller for Shop
Symantec Agreement dated as of June 1, 2003 by and among Symantec Corporation,
		Symantec Limited and Digital River, Inc., as amended					X

10.36		Office building lease, dated as of April 10, 1991, between Symantec Corporation and Maguire Thomas Partners Colorado Place regarding property located in Santa Monica, California	10-K		23.02	06/16/03

10.37		Fifth Amendment to Lease, dated as of June 24, 1999, by and between Colorado Place Partners, LLC and Symantec Corporation, regarding property located in Santa Monica, California	10-Q		10.01	11/15/99

Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.38		Amended Agreement Respecting Certain Rights of Publicity	S-4	33-35385	10.04	06/13/90

10.39		Assignment of Copyright and Other Intellectual Property Rights	S-4	33-35385	10.37	06/13/90

12.01		Statement Regarding Computation of Ratios					X

21.01		Subsidiaries of Symantec Corporation					X

23.01		Consent of Independent Registered Public Accounting Firm					X

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	.01***	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32	.02***	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

***	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

#	Confidential treatment requested for portions of this document.