Form 10-K/A
period 2005-04-01
SYMANTEC CORP
filed 2005-06-16
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended April 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File Number: 0-17781

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

711,727,753

DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference into this Form 10-K/A. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of the Form 10-K filed on June 15, 2005.

EXPLANATORY NOTE
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     We are filing this Amendment No.1 to our Annual Report on Form 10-K for the fiscal year ended April 1, 2005, solely to amend and restate the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed previously as Exhibits 31.01 and 31.02 with the original Annual Report on Form 10-K. The amended and restated certifications are being filed to include certain required representations with respect to internal control over financial reporting that were inadvertently omitted from the previously filed certifications.

     This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the filing of amended and restated Exhibits 31.01 and 31.02, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2005	SYMANTEC CORPORATION (Registrant)
	By:	/s/ John W. Thompson
John W. Thompson
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X