Form 10-Q
period 2005-07-01
SYMANTEC CORP
filed 2005-08-10
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to
Commission File number 000-17781
Symantec Corporation
(Exact name of the registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (Zip Code)
Registrant’s telephone number, including area code:
(408) 517-8000
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒          No ☐
      Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 29, 2005: 1,197,819,604 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, Unaudited
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2005	2005

	(Unaudited)
	(In thousands, except par
	value)
ASSETS
Current assets:
Cash and cash equivalents	$948,384	$1,091,433
Short-term investments	2,402,765	2,115,154
Trade accounts receivable, net	241,248	285,325
Inventories	15,346	19,118
Current deferred income taxes	97,668	97,279
Other current assets	84,697	79,973

Total current assets	3,790,108	3,688,282

Property and equipment, net	382,486	382,689
Acquired product rights, net	120,547	127,619
Other intangible assets, net	29,001	30,739
Goodwill	1,372,641	1,365,213
Other long-term assets	19,276	19,679

	$5,714,059	$5,614,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,959	$74,685
Accrued compensation and benefits	98,821	140,543
Current deferred revenue	1,155,107	1,215,537
Other accrued expenses	85,194	91,033
Income taxes payable	177,234	179,225

Total current liabilities	1,604,315	1,701,023
Long-term deferred revenue	113,293	114,724
Long-term deferred tax liabilities	74,324	88,613
Other long-term obligations	3,442	4,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 3,000,000;
issued and outstanding: 713,846 and 710,522 shares, respectively)	7,138	7,105
Capital in excess of par value	2,456,241	2,412,947
Accumulated other comprehensive income	163,208	191,938
Deferred stock-based compensation	(18,285)	(21,070)
Retained earnings	1,310,383	1,114,533

Total stockholders’ equity	3,918,685	3,705,453

	$5,714,059	$5,614,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands, except net
	income per share)
Net revenues	$699,942	$556,634
Cost of revenues:
Cost of sales	105,782	89,011
Amortization of acquired product rights	11,013	11,250

Total cost of revenues	116,795	100,261
Gross profit	583,147	456,373
Operating expenses:
Sales and marketing	211,109	187,932
Research and development	91,233	72,884
General and administrative	30,388	24,285
Amortization of other intangible assets from acquisitions	1,739	892
Amortization of deferred stock-based compensation(1)	2,785	—
Patent settlement	2,200	—
Acquired in-process research and development	—	2,262
Restructuring	3,474	860
Integration planning	7,901	—

Total operating expenses	350,829	289,115

Operating income	232,318	167,258
Interest and other income, net	22,758	10,438
Interest expense	—	(5,291)

Income before income taxes	255,076	172,405
Provision for income taxes	56,443	55,128

Net income	$198,633	$117,277

Net income per share — basic	$0.28	$0.19
Net income per share — diluted	$0.27	$0.16
Shares used to compute net income per share — basic	711,324	624,520
Shares used to compute net income per share — diluted	737,211	735,852

(1) Amortization of deferred stock-based compensation is allocated as follows:

Sales and marketing	$806
Research and development	1,105
General and administrative	874

	$2,785

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES
Net income	$198,633	$117,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	22,583	19,915
Amortization of debt issuance costs	—	791
Amortization of discounts and premiums on investments, net	(7,799)	(5,327)
Amortization of acquired product rights	11,072	11,583
Amortization of other intangible assets from acquisitions	1,739	892
Write-off of property and equipment	35	288
Amortization of deferred stock-based compensation	2,785	—
Write-off of acquired in-process research and development	—	2,262
Deferred income taxes	(8,620)	(554)
Income tax benefit from stock options	6,800	21,119
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	36,564	18,634
Inventories	3,267	434
Other current assets	(5,101)	(5,673)
Other long-term assets	(593)	477
Accounts payable	14,911	1,190
Accrued compensation and benefits	(40,230)	(32,546)
Deferred revenue	(18,672)	75,256
Other accrued expenses	(5,020)	(11,159)
Income taxes payable	326	15,060
Other long-term obligations	(956)	(333)

Net cash provided by operating activities	211,724	229,586
INVESTING ACTIVITIES:
Capital expenditures	(27,576)	(18,913)
Payments for business acquisitions, net of cash acquired	(17,957)	(296,068)
Purchase of equity investments	(1,983)	(1,100)
Purchases of marketable securities	(1,095,733)	(861,983)
Proceeds from sales of marketable securities	786,113	629,340

Net cash used in investing activities	(357,136)	(548,724)
FINANCING ACTIVITIES:
Repurchase of common stock	(4,672)	(59,986)
Net proceeds from sales of common stock under employee stock benefit plans	38,416	42,132

Net cash provided by (used in) financing activities	33,744	(17,854)
Effect of exchange rate fluctuations on cash and cash equivalents	(31,381)	2,602

Decrease in cash and cash equivalents	(143,049)	(334,390)
Beginning cash and cash equivalents	1,091,433	839,162

Ending cash and cash equivalents	$948,384	$504,772

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      The condensed consolidated financial statements of Symantec Corporation as of June 30, 2005 and March 31, 2005 and for the three-month periods ended June 30, 2005 and 2004 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, necessary for the fair presentation of the financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2005. The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation.
      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2005, March 31, 2005, and June 30, 2004 reflect amounts as of and for the periods ended July 1, 2005, April 1, 2005, and July 2, 2004, respectively. The three-month periods ended June 30, 2005 and 2004 each comprised 13 weeks of activity.
      All Symantec share and per share amounts in this Form 10-Q retroactively reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004.
Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions, or APB, No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Stock-Based Compensation below for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant Accounting Policies
      There have been no significant changes in our significant accounting policies during the three months ended June 30, 2005 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended March 31, 2005.
Stock-Based Compensation
      We account for stock-based compensation awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with SFAS No. 123. In addition, we apply applicable provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.
      Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, or ESPP, granted subsequent to March 31, 1995 under the fair value method of that statement. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three-month periods ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,

	2005	2004

	(In thousands, except per
	share data)
Net income, as reported	$198,633	$117,277
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	2,229	—
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(49,351)[1]	(24,952)

Pro forma net income	$151,511	$92,325

Basic net income per share
As reported	$0.28	$0.19
Pro forma	$0.21	$0.15
Diluted net income per share
As reported	$0.27	$0.16
Pro forma	$0.21	$0.13

1	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	June 30,	March 31,
	2005	2005

	(In thousands)
Trade accounts receivable, net:
Receivables	$246,294	$289,993
Less: allowance for doubtful accounts	(5,046)	(4,668)

	$241,248	$285,325

Property, equipment, and leasehold improvements, net:
Computer hardware and software	$423,371	$419,127
Office furniture and equipment	85,388	82,310
Buildings	153,830	156,472
Leasehold improvements	106,396	100,881

	768,985	758,790
Less: accumulated depreciation and amortization	(447,279)	(433,265)

	321,706	325,525
Land	60,780	57,164

	$382,486	$382,689

Note 3.	Comprehensive Income
The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	June 30,

	2005	2004

	(In thousands)
Net income	$198,633	$117,277
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	(251)	65
Change in cumulative translation adjustment, net of tax	(28,479)	9,076

Total other comprehensive income	(28,730)	9,141

Comprehensive income	$169,903	$126,418

      Accumulated other comprehensive income as of June 30, 2005 and 2004 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on short-term investments, net of taxes, are insignificant for all periods presented.

Note 4.	Business Acquisitions
     XtreamLok Pty, Ltd.
      On May 16, 2005, we acquired XtreamLok Pty, Ltd., a developer of anti-piracy and activation products, for $18 million in cash, including an insignificant amount for acquisition-related expenses resulting from financial advisory, legal, and accounting services. We expect the acquisition to allow us to have greater control over the implementation of licensing technology for our product portfolio. XtreamLok’s results of operations have been included in our results of operations within the Consumer Products segment since its date of

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition. The financial results of XtreamLok are considered insignificant for purposes of pro forma financial disclosure.
      The table below provides details of the purchase price allocation. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over their useful lives of five years.

Deferred
		Acquired		Tax	Other
	Purchase	Product		Liabilities,	Liabilities,
	Price	Rights	Goodwill	Net	Net

(In thousands)
XtreamLok	$17,872	$4,000	$15,132	$(1,200)	$(60)

Note 5.	Goodwill, Acquired Product Rights, and Other Intangible Assets
     Goodwill
      Goodwill by segment is as follows:

	Enterprise	Enterprise		Consumer	Total
	Security	Administration	Services	Products	Company

	(In thousands)
Balance as of March 31, 2005	$1,017,622	$193,192	$149,183	$5,216	$1,365,213
Goodwill acquired through the XtreamLok acquisition	—	—	—	15,132	15,132
Operating segment reclassification	116,543	—	(116,543)	—	—
Goodwill adjustments	(6,319)	405	(1,790)	—	(7,704)

Balance as of June 30, 2005	$1,127,846	$193,597	$30,850	$20,348	$1,372,641

      During the June 2005 quarter, we adjusted the goodwill related to a number of acquisitions for individually immaterial amounts based on final income tax returns and continued post-closing review.
      Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. During the June 2005 quarter, we reclassified our operating segments as described in Note 11 to the Condensed Consolidated Financial Statements, tested our goodwill for impairment under the new segment structure, and determined that there was no impairment of goodwill. We will continue to test for impairment during the March quarter of each year, or earlier if indicators of impairment exist.
     Acquired Product Rights
      Acquired product rights subject to amortization are as follows:

	June 30, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$247,899	$(174,415)	$73,484
Patents	53,559	(12,830)	40,729
Backlog and other	14,761	(8,427)	6,334

	$316,219	$(195,672)	$120,547

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$243,958	$(167,061)	$76,897
Patents	53,559	(11,030)	42,529
Backlog and other	14,761	(6,568)	8,193

	$312,278	$(184,659)	$127,619

      During each of the three-month periods ended June 30, 2005 and 2004, amortization expense for acquired product rights was $11 million. Amortization of acquired product rights was included in Cost of revenues in the Condensed Consolidated Statements of Income. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of June 30, 2005:

Fiscal Period:
Last three quarters of 2006	$33 million
2007	$31 million
2008	$23 million
2009	$17 million
2010	$10 million
Thereafter	$7 million
     Other Intangible Assets
      Other intangible assets subject to amortization are as follows.

	June 30, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(In thousands)
Other intangible assets, net:
Customer base	$36,899	$(8,841)	$28,058
Trade name	7,606	(7,232)	374
Marketing-related assets	2,100	(1,531)	569

	$46,605	$(17,604)	$29,001

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

	(In thousands)
Other intangible assets, net:
Customer base	$36,898	$(7,543)	$29,355
Trade name	7,606	(6,922)	684
Marketing-related assets	2,100	(1,400)	700

	$46,604	$(15,865)	$30,739

      During the three-month periods ended June 30, 2005 and 2004, amortization expense for other intangible assets was $2 million and $1 million, respectively. Amortization of other intangible assets was included in Operating expenses in the Condensed Consolidated Statements of Income. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives, is estimated to be the following as of June 30, 2005:

Fiscal Period:
Last three quarters of 2006	$5 million
2007	$5 million
2008	$5 million
2009	$5 million
2010	$3 million
Thereafter	$6 million

Note 6.	Convertible Subordinated Notes
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
      On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes and in September 2004 we sent notice to registered holders that all notes would be redeemed on November 5, 2004. As of November 4, 2004 (the day prior to the redemption date), substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock. The remainder was redeemed for cash.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Net Income Per Share
      The components of net income per share were as follows:

	Three Months Ended
	June 30,

	2005	2004

	(In thousands, except per
	share data)
Basic Net Income Per Share
Net income	$198,633	$117,277
Weighted average number of common shares outstanding during the period	711,324	624,520

Basic net income per share	$0.28	$0.19

Diluted Net Income Per Share
Net income	$198,633	$117,277
Interest on convertible subordinated notes, net of income tax effect	—	3,598

Net income, as adjusted	198,633	120,875

Weighted average number of common shares outstanding during the period	711,324	624,520
Shares issuable from assumed exercise of options using the treasury stock method	25,887	41,036
Shares issuable from assumed conversion of convertible subordinated notes	—	70,296

Total shares for purposes of calculating diluted net income per share	737,211	735,852

Diluted net income per share(1)	$0.27	$0.16

(1)	For the three months ended June 30, 2004, diluted net income per share is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated notes, net of income tax, of $3.6 million for the three months ended June 30, 2004, and the denominator includes shares issuable from the assumed conversion of the 3% convertible subordinated notes.
      For the three-month periods ended June 30, 2005 and 2004, 12.5 million and 0.6 million shares, respectively, issuable from the assumed exercise of options were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

Note 8.	Stock Transactions

Stock Repurchases
      Our Board of Directors has previously authorized repurchases of Symantec common stock. During the June 2005 quarter, we repurchased 238,500 shares of our common stock under this program, at prices ranging from $18.33 to $22.05 per share, for an aggregate amount of $5 million. In order to comply with Regulation M, repurchases under this program were suspended between May 23, 2005, the date of mailing of our prospectus/ proxy statement to stockholders of VERITAS Software Corporation in connection with our then proposed acquisition of VERITAS, and June 24, 2005, the date of stockholder approval of the acquisition. During the June 2004 quarter, we repurchased 2.5 million shares under the amended stock repurchase authorization, at

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prices ranging from $22.46 to $24.62 per share, for an aggregate amount of $60 million. In connection with stock repurchases, we incur a reduction in common stock, capital in excess of par value and retained earnings.
      On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. As of July 2, 2005, approximately $3.5 billion remained authorized for stock repurchases, without any specific limit on the number of shares to be repurchased, based on the $3 billion authorization described above and prior stock repurchase authorizations. We commenced repurchases under the $3 billion authorization on August 2, 2005 and anticipate completing the repurchases by the end of December 2005.

Increase to Authorized Shares
      On June 24, 2005, our stockholders approved the adoption of our amended certificate of incorporation that increased the number of authorized shares of common stock from 1,600,000,000 to 3,000,000,000. The increase was sought in order to carry out our acquisition of VERITAS.

Note 9.	Restructuring
      During the three-month period ended June 2005, we recorded $3 million of restructuring costs for severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of 45 redundant employees located in the United States, Europe, and Asia Pacific as a result of the VERITAS acquisition.
      Accruals for restructuring reserves relating to the fiscal 2005 restructuring plan were substantially paid out as of June 30, 2005.
      As of June 30, 2005, we had a restructuring reserve balance included in Other accrued expenses in the Condensed Consolidated Balance Sheet related to our fiscal 2002 restructuring plan of $2 million, including the cost of excess facilities in Europe and Eugene, Oregon, net of sublease income. During the three months ended June 30, 2005, no significant amounts were paid and we expect the remaining reserve balance to be utilized by the end of fiscal 2006.

Note 10.	Litigation
      On August 26, 2004, SRI International, Inc. filed a lawsuit against us in the United States District Court, District of Delaware, alleging that unspecified Symantec products, including ManHunt, infringed four patents owned by SRI. The lawsuit requests damages, injunctive relief, costs, and attorneys’ fees. We intend to defend the action vigorously.
      On November 17, 2003, Health & Sport LLC filed a lawsuit on behalf of itself and purportedly on behalf of the general public and a class including purchasers of Norton AntiVirus 2004 and/or Norton Internet Security 2004 in the California Superior Court, San Francisco County. This case was subsequently moved to Santa Clara County. The complaint alleges violations of California Business and Professions Code 17200 and 17500 and breach of express and implied warranties in connection with the specified products. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorneys’ fees. We intend to defend the action vigorously. We have reached an agreement in principle, subject to court approval, to settle the matter with no material payment by us.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On December 23, 1999, Altiris Inc. filed a lawsuit against us in the United States District Court, District of Utah, alleging that unspecified Symantec products, including Norton Ghost Enterprise Edition, infringed a patent owned by Altiris. The lawsuit requested damages, injunctive relief, costs, and attorney fees. In October 2001, a stipulated judgment of non-infringement was entered following the court’s ruling construing the claims of the Altiris patent, and, in February 2003, the Court of Appeals for the Federal Circuit reversed the judgment and remanded the case. In April 2004, we filed a lawsuit against Altiris in the United States District Court, Eastern District of Texas, alleging that several Altiris products infringe three patents owned by Symantec, and Altiris filed counterclaims based on additional patents. In May 2005, all pending patent litigation between the companies was settled. Under the settlement, we paid Altiris $10 million for use of the disputed technology. We expensed $2 million of patent settlement costs related to prior periods in the June 2005 quarter. The remaining $8 million was capitalized and is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over the remaining life of the primary patent, which expires in May 2017.
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
      Over the past few years, it has become common for software companies, including us, to receive claims of patent infringement. At any given time, we are evaluating claims of patent infringement asserted by several parties with respect to certain of our products. The outcome of any related litigation or negotiation could have a material adverse impact on our future financial condition or results of operations or cash flows.
      We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition or results of operations. We have accrued estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Segment Information
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services, and Other. During the current quarter, we made a strategic change to move Managed Security Services from the Services segment to the Enterprise Security segment. Segment financial data for the three months ended June 30, 2004 has been reclassified to reflect this change. The impact of the reclassification to net revenues is provided in the table below. The impact of the reclassifications to operating income was insignificant.
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds. Our Enterprise Administration segment offers open and modular products that enable companies to effectively and efficiently manage their IT infrastructures. Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of acquired product rights, other intangible assets, and other assets, and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring that are not charged to the other operating segments.
      The accounting policies of the segments are the same as those described in our Annual Report on Form 10-K for the year ended March 31, 2005. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. The majority of our assets and liabilities are not discretely allocated or reviewed by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.
Segment Information

	Consumer	Enterprise	Enterprise			Total
	Products	Security	Administration	Services	Other	Company

			(In thousands)
Three months ended June 30, 2005
Net revenues	$356,954	$266,095	$67,053	$9,693	$147	$699,942
Operating income (loss)	242,548	71,392	30,404	(7,291)	(104,735)	232,318
Depreciation & amortization expense	407	5,242	176	154	24,401	30,380
Three months ended June 30, 2004
Net revenues(1)	$278,312	$211,941	$61,231	$5,250	$(100)	$556,634
Operating income (loss)	175,909	44,270	27,301	(3,466)	(76,756)	167,258
Depreciation & amortization expense	$885	4,760	422	122	21,665	27,854

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

[1]	Net revenues for the three months ended June 30, 2004 have been reclassified to conform to current presentation. Specifically, we reclassified $7 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and moved $1 million of the services-related revenue from the Enterprise Administration segment to the Services segment.

Note 12.	Subsequent Event
      On July 2, 2005, we completed the acquisition of VERITAS, a leading provider of software and services to enable utility computing. As a result of the acquisition, VERITAS became a wholly owned subsidiary of Symantec and each outstanding share of VERITAS common stock was converted into the right to receive 1.1242 shares of Symantec common stock. VERITAS stock options that were assumed were converted into Symantec stock options in accordance with the same exchange ratio. The acquisition is intended to qualify as a tax-free reorganization and Symantec will account for the acquisition using the purchase method of accounting.
      In connection with the acquisition, we issued approximately 483 million shares of Symantec common stock, net of treasury shares retained, to holders of VERITAS common stock. We also assumed each outstanding option to purchase VERITAS common stock with an exercise price equal to or less than $49.00, each other option to purchase VERITAS common stock required to be assumed by applicable law, and each outstanding restricted stock unit to acquire VERITAS common stock, and converted those into options and restricted stock units to acquire approximately 66 million shares of Symantec common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Forward-Looking Statements and Factors That May Affect Future Results
      The discussion following below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events. We cannot guarantee future results, performance, or achievements or that predictions or current expectations will be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Business Risk Factors beginning on page 27. We encourage you to read that section carefully.
     Critical Accounting Estimates
      There have been no significant changes in our critical accounting estimates during the three months ended June 30, 2005 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2005.
     Overview
      We are the global leader in information security providing a broad range of software, appliances, and services designed to help individuals, small and mid-sized businesses, and large enterprises secure and manage their information technology, or IT, infrastructure. Our Norton brand of products is the worldwide leader in consumer security and problem-solving solutions.
      As threats continue to evolve from traditional viruses, worms, and other vulnerabilities to lesser known threats such as phishing (attacks that use spoofed emails designed to record keystrokes and fraudulent websites designed to fool recipients into divulging personal financial data), trojans (a program that opens a backdoor to a user’s machine allowing viruses to get in), email fraud, and identity theft, our customers have realized the need to take additional precautions to safeguard their personal computers, computer networks, and information. We believe that we are well positioned to protect consumers and enterprises from these types of threats given the broad range of our threat protection capabilities for both personal computers and at multiple tiers of computer networks.
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have five operating segments: Consumer Products, Enterprise Security, Enterprise Administration, Services, and Other. During the quarter ended June 2005, Symantec made a strategic change to move Managed Security Services from the Services segment to the Enterprise Security segment and moved the services-related revenue from the Enterprise Administration segment to the Services segment. Net revenues for the three months ended June 30, 2004 have been reclassified to conform to our current presentation. Specifically, we reclassified $7 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and reclassified $1 million of services-related revenue from the Enterprise Administration segment to the Services segment.
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds. Our Enterprise Administration segment offers open and modular products and services that enable companies to effectively and efficiently manage their IT infrastructures. Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of acquired product rights, other intangible assets, and other assets, and charges, such as acquired in-process research and development, amortization of deferred compensation, and restructuring which are not charged to the other operating segments.
      Our net income was $199 million for the three months ended June 2005, as compared to $117 million for the three months ended June 2004, representing a 70% increase in profitability. The increased profitability is primarily a result of top-line revenue growth of approximately 26% year over year, offset in part by an increase in operating expenses largely attributable to an increase in employee headcount and related compensation, primarily due to business growth. As of June 30, 2005, employee headcount increased by approximately 17% from the June 2004 quarter end. Of this increase, approximately 91% was due to the growth of the company and approximately 9% was due to business acquisitions.
      The three-month period ended June 2005 delivered global revenue growth across all of our operating segments and geographic regions, as compared to the prior year. The overall growth is partly attributable to the continued increase in system vulnerabilities to Internet attacks and malicious code activity coupled with a growing level of awareness of these threats around the world. A weakness in major foreign currencies negatively impacted our international revenue growth by $12 million during the June 2005 quarter, as compared to the March 2005 quarter. However, a strengthening in major foreign currencies positively impacted our international revenue growth by $13 million during the June 2005 quarter, as compared to the June 2004 quarter.
      In arrangements that include multiple elements, including packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. With the introduction of our new consumer products in the next quarter, various technology and product enhancements will be made available to customers at the company’s discretion. As a result, we may be required to recognize revenue from these sales ratably over the performance period, which is generally one year, which means that less revenue may be recognized up front in the September 2005 quarter than under our previous methodology.
      On July 2, 2005, we completed the acquisition of VERITAS, a leading provider of software and services to enable utility computing, for a preliminary purchase price of $13 billion. The acquisition of VERITAS will enable us to provide enterprise customers with a more effective way to secure and manage their most valuable asset, their information. In addition, we will be uniquely positioned to deliver heterogeneous security and availability solutions across all platforms, from the desktop to the data center, to customers ranging from consumers and small businesses to large organizations and service providers. As a result of the acquisition, VERITAS became a wholly owned subsidiary of Symantec and each outstanding share of VERITAS common stock was converted into the right to receive 1.1242 shares of Symantec common stock, requiring the issuance of approximately 483 million shares of Symantec common stock to holders of VERITAS common stock. We also assumed each outstanding option to purchase VERITAS common stock with an exercise price equal to or less than $49.00, each other option to purchase VERITAS common stock required to be assumed by applicable law and each outstanding restricted stock unit to acquire VERITAS common stock, and converted those into options and restricted stock units to acquire approximately 66 million shares of Symantec common stock. The acquisition is intended to qualify as a tax-free reorganization and we will account for the acquisition using the purchase method of accounting.
      The results of VERITAS’ operations will be included in our results of operations beginning on July 2, 2005 and will have a significant impact on our revenues, cost of revenues, and operating expenses for the September 2005 quarter. Unless otherwise explicitly indicated, disclosures in this quarterly report relate to

Symantec as a stand-alone entity and do not reflect the impact of the acquisition of VERITAS, which was consummated after the end of our June 2005 quarter.
Results of Operations

Total Net Revenues

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Net revenues	$699,942	$556,634
Period over period increase	$143,308
	26%
      Net revenues increased during the three-month period ended June 2005 as compared to the comparable period last year due primarily to increases of $79 million and $54 million in sales of our consumer and enterprise security products, respectively. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions, as described further in the segment discussions that follow. This growth in demand, particularly for our consumer products, may not continue and, if it does not, our revenue growth rate may not be sustainable.
      As of June 30, 2005, deferred revenue was $1.3 billion, a 19% increase from the June 2004 quarter. Deferred revenue significantly contributed to our total net revenues during the June 2005 quarter.

Net Revenues by Segment

Net Revenues from our Consumer Products Segment

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Consumer Products revenues	$356,954	$278,312
Percentage of total net revenues	51%	50%
Period over period increase	$78,642
	28%
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses. We believe that a significant portion of the increase in revenues from our Consumer Products segment during the three-month period ended June 2005 as compared to the comparable period last year was attributable to the continued increase in vulnerabilities, Internet attacks, and malicious code activity coupled with a growing level of awareness of these threats around the world. This growth in demand may not continue and, if it does not, our revenue growth rate may not be sustainable. The increase in our Consumer Products revenue was due primarily to an increase of $52 million in sales of our Norton Internet Security products, a comprehensive security solution, and an increase of $17 million in sales of our Norton AntiVirus products. The majority of this increase in revenue was booked through our electronic distribution channel that includes original equipment manufacturer, or OEM, subscriptions, upgrades, online sales, and renewals.

Net Revenues from our Enterprise Security Segment

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Enterprise Security revenues	$266,095	$211,941
Percentage of total net revenues	38%	38%
Period over period increase	$54,154
	26%
      Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds. Revenue from our Enterprise Security segment increased in the three-month period ended June 2005 as compared to the comparable period last year due primarily to an increase of $30 million in sales of our enterprise antivirus products, and an increase of $17 million in sales of our anti spam product.

Net Revenues from our Enterprise Administration Segment

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Enterprise Administration revenues	$67,053	$61,231
Percentage of total net revenues	10%	11%
Period over period increase	$5,822
	10%
      Our Enterprise Administration segment offers open and modular products that enable companies to effectively and efficiently manage their IT infrastructures. Revenue from our Enterprise Administration segment increased in the three-month period ended June 2005 as compared to the comparable period last year due to an increase of $7 million and $3 million in sales of our Ghost product line and products formerly associated with PowerQuest, acquired in the second half of fiscal 2004, respectively. These increases were partially offset by a $4 million decline in sales of our pcAnywhere product. We expect sales of our pcAnywhere product to continue to decline due to the extended functionality of Microsoft operating system products.

Net Revenues from our Services Segment

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Services revenues	$9,693	$5,250
Percentage of total net revenues	1%	1%
Period over period increase	$4,443
% increase	85%
      Our Services segment provides information security solutions that incorporate advanced technology, security best practices and expertise, and global resources to help enable e-business success. The increase in revenue from our Services segment in the three-month period ended June 2005 as compared to the comparable period last year was primarily due to an increase in our consulting services. In addition, revenue from our Services segment increased due to our acquisitions of @stake, Inc. and LIRIC Associates, which occurred in the quarter ended December 2004.

Net Revenues from our Other Segment
      Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three-month periods ended June 2005 and 2004 were insignificant.

Net Revenues by Geographic Region

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Americas (U.S., Canada, Latin America)	$385,833	$307,945
Percentage of total net revenues	55%	55%
Period over period increase	$77,888
% increase	25%
EMEA (Europe, Middle East, Africa)	$218,210	$169,822
Percentage of total net revenues	31%	31%
Period over period increase	$48,388
% increase	28%
Japan/Asia Pacific	$95,899	$78,867
Percentage of total net revenues	14%	14%
Period over period increase	$17,032
% increase	22%
      The increase in net revenues in international regions during the three months ended June 2005 as compared to the comparable period last year was primarily due to increased sales of our Norton Internet Security and Norton AntiVirus products in our Consumer Products segment and our antivirus products in our Enterprise Security segment in those regions. We believe this increase in sales is attributable to increased customer awareness related to security threats. In addition, strength in major foreign currencies positively impacted our international revenue growth during the three-month period ended June 2005 by $13 million, as compared to the comparable period last year, due primarily to the strength of the Euro. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater proportion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
Gross Profit

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Gross profit	$583,147	$456,373
Gross margin	83%	82%
Period over period increase	$126,774
% increase	28%
      Gross profit represents net revenues less Cost of revenues. Cost of revenues consist primarily of payments to OEMs under revenue sharing arrangements, costs for producing manuals and CDs, fee-based technical support costs, costs of services, royalties paid to third parties under technology licensing agreements, packaging costs, manufacturing expenses, and amortization of acquired product rights from business acquisitions.
      Gross margin increased slightly during the June 2005 quarter as compared to the June 2004 quarter and is primarily attributable to lower direct material costs. Costs for technical support and distributed manufacturing also decreased in the June 2005 quarter.

Acquired Product Rights
      Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Acquired product rights are comprised of developed technologies, patents, and revenue-related order backlog and contracts from acquired companies. Amortization of acquired product rights was $11 million during each of the three months ended June 2005 and 2004. For further discussion of acquired product rights and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
Operating Expenses

Sales and Marketing Expenses

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Sales and marketing	$211,109	$187,932
Percentage of total net revenues	30%	34%
Period over period increase	$23,177
% increase	12%
      The increase in sales and marketing expenses in the three-month period ended June 2005 as compared to the comparable period last year was due primarily to an increase in employee headcount and related compensation costs due to company growth.

Research and Development Expenses

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Research and development	$91,233	$72,884
Percentage of total net revenues	13%	13%
Period over period increase	$18,349
% increase	25%
      The increase in research and development expenses in the three-month period ended June 2005 as compared to the comparable period last year was due primarily to increases in employee headcount from company growth, resulting in an additional $11 million of employee compensation costs. In addition, research and development expenses increased by $6 million due to additional overhead costs resulting from greater infrastructure needed to support overall company growth.

General and Administrative Expenses

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
General and administrative	$30,388	$24,285
Percentage of total net revenues	4%	4%
Period over period increase	$6,103
% increase	25%
      The increase in general and administrative expenses in the three-month period ended June 2005 as compared to the comparable period last year was due primarily to an increase in employee headcount from company growth, resulting in additional employee compensation cost.

Amortization of Other Intangible Assets from Acquisitions
      Other intangible assets from acquisitions are comprised of customer base and trade names. Amortization of other intangible assets from acquisitions was $2 million and $1 million during the three-month periods ended June 2005 and 2004, respectively. The increased amortization is primarily associated with the

Brightmail acquisition, for which amortization began in July 2004, and the @stake acquisition in December 2004. For further discussion of other intangible assets from acquisitions and related amortization, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Amortization of Deferred Stock-based Compensation

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Sales and marketing	$806	$—
Research and development	1,105	—
General and administrative	874	—

Total amortization of deferred stock-based compensation	$2,785	$—

      In connection with the acquisition of Brightmail in June 2004, we assumed unvested Brightmail stock options in exchange for unvested options to purchase Symantec common stock. The intrinsic value of the assumed unvested stock options was $21 million and was recorded in deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet during fiscal 2005. We recorded amortization of deferred stock-based compensation related to the assumed Brightmail stock options of $2 million during the three-month period ended June 2005. We anticipate that amortization of deferred stock-based compensation related to the assumed Brightmail options will be approximately $6 million for the remainder of fiscal 2006.
      On October 20, 2004, we issued 200,000 restricted shares of common stock to our current Senior Vice President of Finance and Chief Financial Officer, at a purchase price of $1,000 (representing the aggregate par value at the time of issuance), vesting 50% at each of the first and second anniversaries of the date of grant. The market value of the common stock on the date of grant, less the purchase price, was $6 million and was recorded in deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet during fiscal 2005. The deferred stock-based compensation is being amortized over the two-year service period beginning in October 2004. We recorded amortization of deferred stock-based compensation related to the restricted shares of $1 million during the three-month period ended June 2005.

Patent Settlement
      On May 12, 2005, we resolved the Altiris patent litigation matters with a cross-licensing agreement that resolved all legal claims between the companies. As part of the settlement, we paid Altiris $10 million for use of the disputed technology. Under the transaction, we expensed $2 million of patent settlement costs in the June 2005 quarter that was related to benefits received by us in and prior to the June 2005 quarter. The remaining $8 million was capitalized and is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over the remaining life of the primary patent, which expires in May 2017.

Acquired In-process Research and Development
      During the three-month period ended June 30, 2004, we wrote off $2 million of in-process research and development in connection with our acquisition of Brightmail because the acquired technologies had not reached technological feasibility and had no alternative uses. The Brightmail in-process research and development related to the third generation of Brightmail’s anti spam product offering. The efforts required to develop the acquired in-process technology principally related to the completion of all planning, design, development and testing activities that were necessary to establish that the product or service could be produced to meet its design specifications, including features, functions and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Restructuring

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Restructuring	$3,474	$860
Percentage of total net revenues	*	*
Period over period increase	$2,614
% increase	*

*	Percentage not meaningful
      During the three-month period ended June 2005, we recorded $3 million of restructuring costs for severance, associated benefits and outplacement services. These restructuring costs reflect the termination of 45 redundant employees located in the United States, Europe and Asia Pacific as a result of the VERITAS acquisition.
      Accruals for restructuring reserves relating to the fiscal 2005 restructuring plan were substantially paid out as of June 30, 2005.
      As of June 30, 2005, we had a restructuring reserve balance included in Other accrued expenses in the Condensed Consolidated Balance Sheet related to our fiscal 2002 restructuring plan of $2 million, including the cost of excess facilities in Europe and Eugene, Oregon, net of sublease income. During the three months ended June 30, 2005, no significant amounts were paid and we expect the remaining reserve balance to be utilized by the end of fiscal 2006.

Integration Planning
      In anticipation of our acquisition of VERITAS, we recorded integration planning costs of $8 million during the three months ended June 2005, which consisted primarily of costs incurred for consulting services and other professional fees.

Operating Income

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Operating income	$232,318	$167,258
Percentage of total net revenues	33%	30%
Period over period increase	$65,060
% increase	39%
      Operating income increased during the three month-period ended June 2005 as compared to the comparable period last year due primarily to revenue growth of approximately 26% during the June 2005 quarter, partially offset by increased operating expenses as discussed above.

     Non-operating Income and Expense

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Interest and other income, net	$22,758	$10,438
Interest expense	—	(5,291)

Total	$22,758	$5,147

Percentage of total net revenues	3%	1%
Period over period increase	$17,611
% increase	*

*	Percentage not meaningful
      The increase in interest and other income, net in the three-month period ended June 2005 as compared to the comparable period last year was due primarily to a higher average investment balance and higher average interest rates during the three-month period ended June 2005, as compared to the prior year.
      Interest expense during the June 2004 quarter was related to the issuance of our $600 million 3% convertible subordinated notes in October 2001. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash. We have not incurred further interest expense with respect to these notes as a result of the conversion.
     Provision for Income Taxes

	Three Months Ended
	June 30,

	2005	2004

	($ in thousands)
Provision for income taxes	$56,443	$55,128
Effective income tax rate	22%	32%
      The effective tax rate for the three months ended June 2005 and 2004 is lower than the U.S. Federal and state combined statutory rate due to a lower statutory tax rate on income generated by our Irish subsidiary. The rate for the three months ended June 2005 also reflects a reduction of tax expense resulting from clarifying language released in the June 2005 quarter related to dividends we repatriated under the American Jobs Creation Act as discussed in more detail below.
      Realization of our net deferred tax assets as of June 30, 2005 is dependent primarily upon future United States taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized, based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Business Risk Factors set forth in this Form 10-Q. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.
American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings
      During the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries which qualified for the 85% dividends received deduction under the provisions of the American Jobs Creation Act or the Jobs Act, enacted in October 2004. We recorded a tax charge for this repatriation of $54 million in the March 2005 quarter.

      In May 2005, clarifying language was issued by the U.S. Department of Treasury and the Internal Revenue Service with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act. As a result of this clarifying language, we have reduced the tax expense attributable to the repatriation by approximately $20 million in the June 2005 quarter, which reduced the cumulative tax charge on the repatriation to $34 million.
     Liquidity and Capital Resources

	Three Months Ended
	June 30,

	2005	2004

	(In thousands)
Net cash provided by (used in):
Operating activities	$211,724	$229,586
Investing activities	(357,136)	(548,724)
Financing activities	33,744	(17,854)
Effect of exchange rate fluctuations on cash and cash equivalents	(31,381)	2,602

Decrease in cash and cash equivalents	$(143,049)	$(334,390)

      As of June 30, 2005, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $3.4 billion, of which $1.9 billion was held domestically. As of June 30, 2005, we believed that our cash balances and the cash flows generated by operations in the future would be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
      On July 2, 2005, we completed our acquisition of VERITAS and acquired its cash, cash equivalents and short-term investments of approximately $2.9 billion and assumed contingently convertible debt with a principal amount of $520 million due August 1, 2013 and a short-term loan with a principal amount of EURO 411 million. The convertible debt is currently convertible into 24.37288 shares of Symantec common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Upon conversion, we would be required to deliver cash to holders, except to the extent that its conversion obligation exceeds the principal amount of the notes converted, in which case, we would have the option to satisfy the excess (and only the excess) in cash and/or shares of common stock. Interest payments of 0.25% per annum on the principal amount are payable semi-annually in arrears on February 1 and August 1 of each year. On or after August 5, 2006, we have the option to redeem all or a portion of the notes at a redemption price equal to the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, holders have the right to require us to repurchase the notes at a repurchase price equal to the principal amount, plus accrued and unpaid interest. The short-term loan was paid off on July 7, 2005.
      On August 2, 2005, we commenced stock repurchases under the $3 billion authorization and anticipate completing the repurchases by the end of December 2005.
      We believe that our cash balances, including those assumed by the acquisition of VERITAS, as well as cash that we generate over time from our combined operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating Activities
      Net cash provided by operating activities during the June 2005 quarter resulted largely from net income of $199 million, plus non-cash depreciation and amortization charges of $30 million. Operating cash also resulted from strong cash collections reflected as a decrease in accounts receivable of $37 million. Conversely, accrued compensation and benefits decreased by $40 million primarily due to payment of year-end commissions and bonuses, and deferred revenue decreased by $19 million due to an expected slow-down in sell-through as we entered the summer season.

      Net cash provided by operating activities during the June 2004 quarter resulted largely from net income of $117 million, plus non-cash depreciation and amortization charges of $28 million. In addition, accounts receivable decreased by $19 million, coupled with an increase in deferred revenue of $75 million. Conversely, accrued compensation and benefits decreased by $33 million during the June 2004 quarter due to the annual payment of year-end commissions and bonuses.

Investing Activities
      Net cash used in investing activities during the June 2005 quarter was primarily the result of net purchases of short-term investments of $310 million and capital expenditures of $28 million. In addition, we made cash payments of $18 million, during the June 2005 quarter, in connection with our acquisition of XtreamLok Pty, Ltd.
      Net cash used in investing activities during the June 2004 quarter was primarily the result of $296 million of cash payments made in connection with the acquisition of Brightmail and net purchases of short-term investments of $233 million.

Financing Activities
      During the June 2005 and 2004 quarters, we received $38 million and $42 million in cash, respectively, from the sale of our common stock through employee benefit plans. In addition, during the June 2005 quarter, we repurchased 238,500 shares of our common stock under the amended stock repurchase authorization, at prices ranging from $18.33 to $22.05 per share, for an aggregate amount of $5 million. In order to comply with Regulation M, repurchases under this program were suspended between May 23, 2005, the date of mailing of our prospectus/proxy statement to VERITAS stockholders in connection with the acquisition, and June 24, 2005, the date of stockholder approval of the acquisition. As of June 30, 2005, $470 million remained authorized by our Board of Directors for future repurchases under this program. During the June 2004 quarter, we repurchased 2.5 million shares under the amended stock repurchase authorization, at prices ranging from $22.46 to $24.62 per share, for an aggregate amount of $60 million.
      On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. As of July 2, 2005, approximately $3.5 billion remained authorized for stock repurchases, without any specific limit on the number of shares to be repurchased, based on the $3 billion authorization described above and prior stock repurchase authorizations. We commenced repurchases under the $3 billion authorization on August 2, 2005 and anticipate completing the repurchases by the end of December 2005.
Contractual Obligations and Off-Balance Sheet Arrangements

Purchase Obligations
      We enter into purchase obligations in the normal course of our business. As of June 30, 2005, we had total purchase obligations of approximately $112 million, as compared with $79 million at March 31, 2005, as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The purchase obligations as of June 30, 2005 include certain commitments in anticipation of post-acquisition integration activities. Because our acquisition of VERITAS was completed after our June 2005 quarter, contractual obligation information for the combined company will be provided in our September 2005 quarterly report on Form 10-Q.

Development Agreements
      During the June 2005 quarter, we entered into several agreements in connection with the construction of or refurbishments to buildings in Springfield (Oregon), Dublin (Ireland), and Culver City (California). Total current commitments under these agreements are $20 million and payment is contingent upon the achievement of certain agreed-upon milestones.

      During the March 2005 quarter, we entered into a development agreement in the amount of $22 million in connection with the refurbishment of a building in Dublin (Ireland). Payment of this amount is contingent upon the achievement of certain agreed-upon milestones. A portion of the milestones were reached in the June 2005 quarter reducing the remaining commitment to $13 million.

Leases
      We lease office space in North America (principally in the United States), Latin America, Asia-Pacific, and EMEA. As of March 31, 2005, operating lease commitments totaled $119 million, as disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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
Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion, or APB, No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share Based Payment,which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Stock-Based Compensation below for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
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

Business Risk Factors
      There are numerous risks associated with our recent acquisition of VERITAS. On July 2, 2005, we completed our acquisition of VERITAS in a transaction where VERITAS became our wholly-owned subsidiary and the outstanding shares of VERITAS common stock converted into the right to receive shares of our common stock representing approximately 40% of our outstanding shares following the merger. There are numerous risks associated with the acquisition, including the following:

The acquisition may result in dilution of net income per share. We expect that the acquisition will result in a decrease in our overall revenue growth rate and gross margin. The acquisition could also fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. As a result of these or other factors, the acquisition may not result in improved net income per share of Symantec, or may otherwise not result in a financial condition superior to that which we would have achieved on a stand-alone basis.

If we and VERITAS fail to successfully integrate our operations, the combined company may not realize the potential benefits of the acquisition. The integration of Symantec and VERITAS will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. With the completion of the acquisition, Symantec and VERITAS must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in integrating these operations:

•	Failure to successfully manage relationships with customers and other important relationships

•	Failure of customers to accept new services or to continue using the products and services of the combined company

•	Difficulties in successfully integrating the management teams and employees of Symantec and VERITAS

•	Challenges encountered in managing larger, more geographically dispersed operations

•	Loss of key employees

•	Diversion of the attention of management from other ongoing business concerns

•	Potential incompatibility of technologies and systems

•	Potential impairment charges incurred to write-down the carrying amount of intangible assets generated as a result of the acquisition

•	Potential incompatibility of business cultures
      If the combined company’s operations after the acquisition do not meet the expectations of existing customers of Symantec or VERITAS, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.
      Fluctuations in our quarterly financial results have affected the price of our common stock in the past and could affect our stock price in the future. Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future. In addition, our acquisition of VERITAS makes it more difficult for us to predict, and securities analysts to develop expectations regarding, our future financial results due to the risks associated with the complexity of our combined business and the integration of our management teams and operations. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock or securities convertible into, or exercisable for, our stock. You should not rely on the results of prior periods as predictors of our future performance.
      Factors associated with the conduct of our business may cause fluctuations in our quarterly financial results. A number of factors associated with the operation of our business may cause our quarterly financial results to fluctuate, including our ability to:

•	Effectively align sales resources to meet customer needs and address market opportunities

•	Timely release of new or enhanced versions of our products

•	Effectively manage the integration of recent acquisitions, including our acquisition of VERITAS

•	Effectively respond to competitive pressures

•	Effectively manage our operating expense levels
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
      The timing of orders by customers and channel partners may cause fluctuations in our quarterly financial results. The timing and amount of orders by customers and channel partners and seasonality in their buying patterns may cause our quarterly results to fluctuate. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly net revenues has historically been generated during the last month of each fiscal quarter. Most resellers have tended to make a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. Due to the unpredictability of these end-of-period buying patterns, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. If we do not achieve our forecasted results for a particular quarterly period, our stock price could decline significantly.
      Accounting charges may cause fluctuations in our quarterly financial results. Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired product rights

•	Impairment of goodwill

•	Stock-based compensation expense

•	Restructuring charges and reversals of those charges
      Our acquisition of VERITAS will result in increases in the foregoing types of charges. In particular, we expect to record approximately $3 billion of intangible assets, including acquired product rights, in connection with the acquisition. We will be required to record future amortization charges with respect to a portion of these intangible assets. We also expect to record stock-based compensation expense related to the stock options to purchase VERITAS common stock assumed by us. The foregoing types of accounting charges may also be incurred in connection with other business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges.
      Our markets are competitive and our financial results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to competition or if existing or new competitors gain market share, our sales may decline or be impaired and we may experience a decline in the prices we can charge for our products, which could adversely affect our operating results. Our competitive position depends on several factors, including:

•	Our ability to respond to product price decreases implemented by our competitors

•	Our ability to adapt effectively to the continued development, acquisition, or licensing of technology or product rights by our competitors

•	Our ability to enhance our products or develop new products that are compatible with new hardware and operating systems

•	Our ability to adapt to changing technological demands

•	Our strategic decisions regarding the best allocation of our limited resources
      Our competitors include or may include the following:

•	Independent software vendors who may offer products that directly compete with our products or bundle their software products with software offered by another vendor either directly or as part of a hardware appliance

•	Large operating system providers and network equipment and computer hardware manufacturers who may include security, remote access, or storage tools in their product offerings

•	The internal development groups of storage hardware providers, many of whom are our strategic partners, who may develop their own storage management software and utility computing infrastructure for their own storage and server hardware products

•	Internet service providers, or ISPs, that provide security functionality to their subscribers at no additional fee
      Microsoft has added security and remote access features to new versions of its operating system products. In addition, Microsoft has recently announced the acquisition of companies that offer security products that compete more directly with our security products and its intent to acquire an e-mail security services company that competes with our services. In addition, Microsoft has recently announced an online subscription service that includes automated protection, maintenance, and performance tuning, which is expected to be available to the general public by the end of calendar 2005. Microsoft has also recently introduced a free beta version of an antispyware product for the consumer market. In the future, Microsoft may offer additional features or products that compete with our products.
      Many of our strategic partners and storage software vendors offer software products, and customers may prefer to purchase software and hardware that is produced by the same vendor. In addition, these vendors may choose not to offer our products to their customers or to limit our access to their hardware platforms. Similarly, some software vendors may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform.
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
      Because we derive a majority of our license revenues from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenues. We derive a majority of our revenues from a limited number of software products, including our antivirus, Internet security, data protection, and storage management products. In addition, our software products are concentrated within the markets for data security and data storage. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, budget constraints of our potential customers, or other factors. If our revenues derived from these software products were to decline significantly, our business and operating results would be adversely affected.
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
      If we are unable to develop new and enhanced products that achieve widespread market acceptance, we may be unable to recover product development costs, and our earnings and revenues may decline. Our future success depends on our ability to address the rapidly changing needs of our customers by developing and introducing new products, product upgrades, and services on a timely basis. We have incurred, and we will need to continue to incur, significant research and development expenditures in future periods as we strive to remain competitive. New product development and introduction involve a significant commitment of time and resources and are subject to a number of risks and challenges, including:

•	Keeping pace with technological developments by competitors and customers

•	Extending the operation of our products to new platforms and operating systems

•	Entering into new and unproven markets with which we have limited experience, including security appliances, utility computing infrastructure, storage area networking, and storage resource management

•	Managing new product and service strategies, including integrating our various security and storage technologies, management, customer service and support into a single enterprise security and storage solution

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards

•	Incorporating acquired products and technologies

•	Developing new sales channels

•	Obtaining source code licenses from operating system owners on reasonable terms
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
      VERITAS has reported a material weakness in its internal control over financial reporting, and we have not yet assessed the impact of this situation on our internal controls. As reported by VERITAS in its Form 10-Q for its fiscal quarter ended March 31, 2005, VERITAS concluded that its disclosure controls and procedures were not effective as of March 31, 2005 as a result of a material weakness in its internal control over financial reporting. VERITAS ceased to be a public reporting company prior to the filing of a quarterly report for its quarter ended June 30, 2005 and, therefore, has not expressed a conclusion as to the status of its disclosure controls and procedures as of that date. The report contained in Item 4 of this quarterly report on Form 10-Q expresses our management’s conclusion regarding our disclosure controls and procedures prior to the date of our acquisition of VERITAS. As such, we have not assessed the impact that the material weakness referred to in the VERITAS’ quarterly report on Form 10-Q for the quarter ended March 31, 2005 will have on our disclosure controls and procedures. We cannot assure you that the material weakness described by VERITAS in its quarterly report on Form 10-Q for the quarter ended March 31, 2005 will not cause us to determine that our disclosure controls and procedures or internal control over financial reporting are not effective as of the end of our next fiscal quarter.
      We have authorized the use of a substantial amount of our cash for the repurchase of our shares, and this use of funds may limit our ability to complete other transactions or to pursue other business initiatives. In March 2005, our Board of Directors approved the expansion of our previously authorized share repurchase program by authorizing an additional $3 billion of cash to be used for this purpose following completion of our acquisition of VERITAS. With this increase, we have approximately $3.5 billion of funding authorized for the repurchase of shares under this program. We expect to complete the repurchases under the additional $3 billion authorization by the end of December 2005. The full implementation of this repurchase program will use a significant portion of our cash reserves. This use of cash could limit our future flexibility to complete acquisitions of businesses or technology or other transactions or make investments in research and development, new employee hiring, or other aspects of our operations that might be in our best interests, or could require that we borrow money or issue additional equity securities for such purposes. Any incurrence of debt may not be on terms favorable to us and could result in our being subject to covenants or other contractual restrictions that limit our ability to take advantage of other opportunities that may arise. Any such incurrence of debt would likely increase our interest expense, and any issuance of additional equity securities would dilute the stock ownership of existing stockholders.
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
      A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates. Although we hedge against certain foreign currency exposures, hedging foreign currency transaction exposures is complex and subject to uncertainty. We may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.
      We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in both the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.
      If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired. Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting, and the results of our operations. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
      If we are unable to attract and retain qualified employees and manage our employee base effectively, we may be unable to develop new and enhanced products, effectively manage or expand our business, or increase our revenues. Our future success depends upon our ability to recruit and retain highly skilled management, sales, marketing, finance, and technical personnel. However, competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to retain or attract employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans and recent changes in accounting rules will require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense, beginning in the first quarter of fiscal 2007. As a result, we may decide to issue fewer stock options and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
      If we fail to manage our distribution channels effectively, or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected. We sell our consumer products to individuals and small offices/home offices around the world through a multi-tiered distribution network. Our consumer products are available to customers through indirect channels that include distributors, retailers, direct marketers, Internet-based resellers, educational institutions, and ISPs, as well as through OEMs. We separately sell annual content update subscriptions directly to end users primarily via the Internet. We also sell some of our products and product upgrades through direct mail/email and over the Internet, in conjunction with channel partners. We sell our enterprise products and related services both directly to end-users and through a variety of indirect sales channels, which include VARs, distributors, system integrators and OEMs.

      Direct Sales. A significant portion of our revenue from enterprise products will be derived from sales by our direct sales force to end-users. This sales channel involves special risks, including:

•	Longer sales cycles associated with direct sales efforts

•	Difficulty in managing and integrating the direct sales force following our acquisition of VERITAS

•	Difficulty in hiring, training, retaining, and motivating our direct sales forces

•	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products
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

      Increased reliance on sales of enterprise licenses may result in greater fluctuations in, or otherwise adversely affect, our financial results. Sales of enterprise licenses represent a major portion of our business. Enterprise licensing arrangements involve a longer sales cycle than sales through other distribution channels, require greater investment of resources in establishing the enterprise relationship, may involve greater pricing pressure, and sometimes result in lower operating margins. The timing of the execution of volume licenses, or their non-renewal by large customers, could cause our results of operations to vary significantly from quarter to quarter and could have a material adverse impact on our results of operations. In addition, longer license periods impede our ability to increase prices due to increased costs and may adversely impact our operating margins.
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
      Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products. From time to time, we have received claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We have received several trademark claims in the past and may receive more claims in the future from third parties who may also be using our name or another name that may be similar to one of our trademarks or service marks. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could:

•	Be time consuming to defend

•	Result in costly litigation

•	Divert management’s time and attention from our business

•	Require us to stop selling, to delay shipping, or to redesign our products

•	Require us to pay monetary amounts as damages, to enter into royalty or licensing arrangements, or to satisfy indemnification obligations that we have with some of our customers
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
      Factors outside of our control may adversely affect our operations and operating results. Our operations and operating results may be adversely affected by many different factors which are outside of our control, including:

•	Deterioration in economic conditions in any of the multiple markets in which we operate, which could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

•	Disruptions in our highly automated business operations caused by:

•	Earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide

•	Acts of war or terrorism

•	Malicious software programs, such as viruses and worms, or security breaches
      Any of these factors could result in a loss of revenues and/or higher expenses, which could adversely affect our financial results.
      If the carrying value of our long-lived assets is not recoverable, an impairment loss must be recognized which would adversely affect our financial results. We will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. For example, we estimate that we will record approximately $8 billion of goodwill as a result of our acquisition of VERITAS and may record additional goodwill in connection with future acquisitions. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. We will continue to evaluate the recoverability of the carrying amount of our long-lived assets, and we may incur substantial impairment charges, which could adversely affect our financial results.
      Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings

•	Changes in accounting and tax treatment of stock-based compensation

•	The tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods

•	Tax assessments, including those against acquired entities with respect to tax periods prior to the acquisitions, that may significantly affect our effective tax rate for the period in which the settlements take place

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2005 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2005.

Item 4.	Controls and Procedures
      The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, that our disclosure controls and procedures were effective for this purpose as of the end of the period covered by this report.

      There were no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      On July 2, 2005, we completed the acquisition of VERITAS, a leading provider of software and services to enable utility computing. VERITAS is currently subject to the following legal proceedings:
      SEC Related Matters
      Since the September quarter of 2002, VERITAS has received subpoenas issued by the Securities and Exchange Commission in the investigation entitled In the Matter of AOL/Time Warner. The SEC has requested information regarding transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. VERITAS’ transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50 million and the purchase by VERITAS of advertising services from AOL at a stated value of $20 million. In March 2003, VERITAS restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20 million, as well as an additional reduction in revenues and expenses of $1 million related to two other contemporaneous transactions with other parties in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appears to reference VERITAS’ transactions with AOL as described above, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.
      In March 2004, VERITAS announced its intention to restate its financial statements for 2002 and 2001 and to revise previously announced financial results for 2003. The decision resulted from the findings of an investigation into past accounting practices that concluded on March 12, 2004. In the first quarter of 2004, VERITAS voluntarily disclosed to the staff of the SEC past accounting practices applicable to its 2002 and 2001 financial statements that were not in compliance with GAAP. In June 2004, VERITAS restated its financial statements for 2002 and 2001 and reported revised financial results for 2003.
      We intend to cooperate with the SEC in its investigation and review of the foregoing matters.
      Litigation
      On August 2, 2004, VERITAS received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which VERITAS was named as a defendant. The case was originally filed in the United States District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. The plaintiff alleges that VERITAS aided and abetted

AOL in alleged common law fraud and also alleges that it engaged in common law fraud as part of a civil conspiracy. The plaintiff seeks an unspecified amount of compensatory and punitive damages. On November 22, 2004, VERITAS filed a motion to dismiss in this action; the plaintiff filed its opposition on March 4, 2005; and VERITAS filed its reply on April 14, 2005. The motion remains pending.
      On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. VERITAS Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with VERITAS’s announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint, or CAC, was filed on May 27, 2005, expanding the class period back one year, to between April 23, 2004 and July 6, 2004. The CAC also named another officer as a defendant and added allegations that VERITAS and the named officers made false or misleading statements in the company’s press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. Defendants filed a motion to dismiss the CAC on July 20, 2005. We intend to defend the action vigorously.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Stock repurchases during the three month period ended June 30, 2005 were as follows:

Total Number of
	Total		Shares Purchased	Dollar Value of
	Number	Average	Under Publicly	Shares that may
	of Shares	Price Paid	Announced Plans	yet be Purchased
	Purchased	per Share	or Programs	Under the Plan

April 2, 2005 to April 29, 2005	—	$—	—	$475 million
April 30, 2005 to May 27, 2005	238,500	$19.59	238,500	$470 million
May 28, 2005 to July 1, 2005	—	—	—	$470 million
TOTAL	238,500	$19.59	238,500
      On January 16, 2001, the Board of Directors replaced an earlier stock repurchase program with a new authorization to repurchase up to $700 million of Symantec common stock, not to exceed 60.0 million shares, with no expiration date. On January 20, 2004, the Board of Directors increased the dollar amount of our stock repurchase authorization from $700 million to $940 million, without any specific limit on the number of shares to be repurchased. On October 19, 2004, our Board of Directors increased the dollar amount of our stock repurchase authorization by $300 million, without any specific limit on the number of shares to be repurchased. In connection with the stock repurchase authorizations, we have a repurchase plan under Rule 10b5-1 to facilitate stock repurchases up to $60 million per quarter. Excluding the post-acquisition authorization, as of June 30, 2005, $470 million remained authorized by our Board of Directors.
      On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. As of July 2, 2005, approximately $3.5 billion remained authorized for stock repurchases, without any specific limit on the number of shares to be repurchased, based on the $3 billion authorization and prior stock repurchase authorizations described above. We commenced repurchases under the $3 billion authorization on August 2, 2005 and anticipate completing the repurchases by the end of December 2005.
      During the June 2005 quarter we repurchased 238,500 shares under the amended stock repurchase authorization, at prices ranging from $18.33 to $22.05 per share.

Item 4.	Submission of Matters to a Vote of Security Holders
      Symantec held a Special Meeting of Stockholders on June 24, 2005. At the meeting, our stockholders voted on the following two proposals, each of which was approved. Our stockholders cast their votes as follows:
      Proposal 1: To approve the issuance and reservation for issuance of shares of Symantec common stock to holders of VERITAS Software Corporation securities pursuant to the Agreement and Plan of Reorganization, dated December 15, 2004, by and among Symantec, Carmel Acquisition Corp., a wholly owned subsidiary of Symantec, and VERITAS, as the same may be amended from time to time:

For	Against	Abstain	Broker Non-votes

506,515,202	28,132,409	6,325,978	—
      Proposal 2: To approve amendments to Symantec’s certificate of incorporation to increase the authorized number of shares of common stock of Symantec from 1,600,000,000 shares, $0.01 par value per share, to 3,000,000,000 shares, $0.01 par value per share, and to authorize one share of a class of special voting stock, $1.00 par value per share:

For	Against	Abstain	Broker Non-votes

510,990,830	20,838,635	9,144,123	—

Item 6.	Exhibits

Exhibit
Number		Exhibit Description

10	.01*	Amendment Eleven to the Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement dated as of June 1, 2003 by and among Symantec Corporation, Symantec Limited and Digital River, Inc., as amended
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested for portions of this document.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 10, 2005

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson

John W. Thompson
Chairman and Chief Executive Officer

By:	/s/ Gregory E. Myers

Gregory E. Myers
Chief Financial Officer and Senior Vice President of Finance

Exhibit Index

Exhibit
Number		Exhibit Description

10	.01*	Amendment Eleven to the Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement dated as of June 1, 2003 by and among Symantec Corporation, Symantec Limited and Digital River, Inc., as amended
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment requested for portions of this document.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.