Form 10-Q
period 2005-09-30
SYMANTEC CORP
filed 2005-11-09
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005.

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
(408) 517-8000
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 28, 2005: 1,081,475,654 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005

	(Unaudited)
	(In thousands, except par
	value)
ASSETS
Current assets:
Cash and cash equivalents	$1,806,406	$1,091,433
Short-term investments	2,626,926	2,115,154
Trade accounts receivable, net	444,120	285,325
Inventories	14,024	19,118
Current deferred income taxes	146,305	97,279
Other current assets	196,160	79,973

Total current assets	5,233,941	3,688,282
Property and equipment, net	863,216	382,689
Acquired product rights, net	1,294,374	127,619
Other intangible assets, net	1,496,517	30,739
Goodwill	9,933,776	1,365,213
Other long-term assets	45,588	19,679

	$18,867,412	$5,614,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes	$502,000	$—
Accounts payable	162,688	74,685
Accrued compensation and benefits	248,331	140,543
Current deferred revenue	1,379,403	1,215,537
Other accrued expenses	321,161	91,033
Income taxes payable	283,031	179,225

Total current liabilities	2,896,614	1,701,023
Long-term deferred revenue	132,606	114,724
Long-term deferred tax liabilities	708,910	88,613
Other long-term obligations	40,867	4,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 3,000,000; issued and outstanding: 1,117,074 and 710,522 shares, respectively)	11,171	7,105
Capital in excess of par value	13,967,035	2,412,947
Accumulated other comprehensive income	160,364	191,938
Deferred stock-based compensation	(62,312)	(21,070)
Retained earnings	1,012,157	1,114,533

Total stockholders’ equity	15,088,415	3,705,453

	$18,867,412	$5,614,221

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Net revenues:
Content, subscriptions, and maintenance	$709,006	$445,531	$1,267,059	$813,329
Licenses	346,858	172,782	488,747	361,618

Total net revenues	1,055,864	618,313	1,755,806	1,174,947
Cost of revenues:
Content, subscriptions, and maintenance	173,347	83,492	272,027	159,781
Licenses	10,623	12,523	17,725	25,245
Amortization of acquired product rights	129,472	13,204	140,485	24,454

Total cost of revenues	313,442	109,219	430,237	209,480

Gross profit	742,422	509,094	1,325,569	965,467
Operating expenses:
Sales and marketing	401,674	201,886	612,783	389,818
Research and development	187,313	83,816	278,546	156,700
General and administrative	59,379	27,578	89,767	51,863
Amortization of other intangible assets from acquisitions	48,309	1,142	50,048	2,034
Amortization of deferred stock-based compensation(1)	13,389	639	16,174	639
Acquired in-process research and development	284,000	—	284,000	2,262
Restructuring	1,452	1,916	4,926	2,776
Integration planning	5,253	—	13,154	—
Patent settlement	—	—	2,200	—

Total operating expenses	1,000,769	316,977	1,351,598	606,092

Operating income (loss)	(258,347)	192,117	(26,029)	359,375
Interest and other income, net	39,963	10,723	62,721	21,161
Interest expense	(7,503)	(5,291)	(7,503)	(10,582)

Income (loss) before income taxes	(225,887)	197,549	29,189	369,954
Provision for income taxes	25,441	61,926	81,884	117,054

Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900

Net income (loss) per share — basic	$(0.21)	$0.22	$(0.06)	$0.40
Net income (loss) per share — diluted	$(0.21)	$0.19	$(0.06)	$0.35
Shares used to compute net income (loss) per share — basic	1,172,130	629,730	941,727	627,124
Shares used to compute net income (loss) per share — diluted	1,172,130	736,538	941,727	735,644

(1)	Amortization of deferred stock-based compensation is allocated as follows:

Sales and marketing	$4,457	$246	$5,263	$246
Research and development	6,763	337	7,868	337
General and administrative	2,169	56	3,043	56

	$13,389	$639	$16,174	$639

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$(52,695)	$252,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	80,830	43,438
Accretion of fair market value adjustment related to convertible subordinated notes	5,400	1,582
Amortization of investments, net	(20,485)	(14,053)
Amortization and write-off of acquired product rights	140,485	27,229
Amortization of other intangible assets from acquisitions	50,048	2,034
Impairment of equity investments	236	284
Write-off of property and equipment	1,332	2,477
Amortization of deferred stock-based compensation	16,174	639
Write-off of acquired in-process research and development	284,000	2,262
Deferred income taxes	(103,384)	(612)
Income tax benefit from stock options	61,621	59,996
Net changes in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	109,547	(56,866)
Inventories	4,632	(5,347)
Other current assets	(55,874)	(19,689)
Other long-term assets	4,600	1,669
Accounts payable	49,806	17,034
Accrued compensation and benefits	(44,296)	(14,859)
Deferred revenue	47,702	156,827
Other accrued expenses	127,072	319
Income taxes payable	(17,884)	12,591
Other long-term obligations	(14,760)	(558)

Net cash provided by operating activities	674,107	469,297
INVESTING ACTIVITIES:
Capital expenditures	(81,733)	(39,040)
Cash acquired in (payments for) business acquisitions, net	1,122,854	(328,602)
Purchase of equity investments	(6,483)	(1,100)
Purchases of marketable securities	(1,651,282)	(1,046,685)
Proceeds from sales of marketable securities	2,918,020	719,349

Net cash provided by (used in) investing activities	2,301,376	(696,078)
FINANCING ACTIVITIES:
Repurchases of common stock	(1,825,043)	(119,953)
Net proceeds from sales of common stock under employee stock benefit plans	80,655	91,270
Repayment of line of credit	(491,462)	—

Net cash used in financing activities	(2,235,850)	(28,683)
Effect of exchange rate fluctuations on cash and cash equivalents	(24,660)	4,876

Increase (decrease) in cash and cash equivalents	714,973	(250,588)
Beginning cash and cash equivalents	1,091,433	839,162

Ending cash and cash equivalents	$1,806,406	$588,574

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisitions	$13,197	—

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      The condensed consolidated financial statements of Symantec Corporation, or Symantec, as of September 30, 2005 and for the three and six-month periods ended September 30, 2005 and 2004 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as otherwise indicated, necessary for the fair presentation of the financial position and results of operations for the interim periods. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation.
      On July 2, 2005, we completed our acquisition of VERITAS Software Corporation, or VERITAS, a leading provider of software and services to enable utility computing. As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock as of July 2, 2005. In addition, we assumed each outstanding option to purchase VERITAS common stock with an exercise price equal to or less than $49.00 as well as each additional option required to be assumed by applicable law, and we also assumed each restricted stock unit, or RSU, to purchase VERITAS common stock based on the same exchange ratio. The results of operations of VERITAS have been included in our results of operations beginning on July 2, 2005. See Note 4 of the Condensed Consolidated Financial Statements for pro forma results of operations of Symantec and VERITAS.
      The results of operations for the three and six-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with (1) the audited Consolidated Financial Statements and Notes thereto included in the Symantec Annual Report on Form 10-K for the year ended March 31, 2005, (2) the audited Consolidated Financial Statements of VERITAS, including the consolidated balance sheets at December 31, 2004 and 2003, and the consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004, included in Amendment No. 1 to Symantec’s Registration Statement on Form S-4, filed on May 18, 2005, and (3) the unaudited Condensed Consolidated Financial statements of VERITAS, including the condensed consolidated balance sheet at March 31, 2005, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, included in Amendment No. 1 to Symantec’s Registration Statement on Form S-4, filed on May 18, 2005.
      We have a 52/53-week accounting fiscal year. Accordingly, all references as of and for the periods ended September 30, 2005, March 31, 2005, and September 30, 2004 reflect amounts as of and for the periods ended September 30, 2005, April 1, 2005, and October 1, 2004, respectively. The three-month periods ended September 30, 2005 and 2004 each comprised 13 weeks of activity. The six-month periods ended September 30, 2005 and 2004 each comprised 26 weeks of activity.
      All Symantec share and per share amounts in this Form 10-Q retroactively reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004.
Use of Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant Accounting Policies
Foreign Currency Translation
      The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are included as a component of Stockholders’ equity in Accumulated other comprehensive income. Revenues and expenses are translated using monthly average exchange rates during the year. Foreign currency transaction gains and losses are included in the determination of net income. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.
Revenue Recognition
      We market and distribute our software products both as standalone software products and as integrated product suites. We recognize revenue when the following conditions have been met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	Collection of a fixed and determinable amount is considered probable

•	If appropriate, reasonable estimates of future product returns can be made
      We derive revenue primarily from sales of content, subscriptions and maintenance and licenses.
      Content, subscriptions and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where vendor-specific objective evidence, or VSOE, of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period.
      Content, subscriptions and maintenance revenue also includes professional services revenue, which consists primarily of the fees we earn related to consulting, education, and training services. We generally recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.
      License revenue is derived primarily from the licensing of our various products and technology. We generally recognize license revenue upon delivery of the product, assuming all other conditions for revenue recognition noted above have been met.
      We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is included with content, subscriptions and maintenance and is deferred and recognized ratably over the period of the agreements.
      In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services and packaged products with content updates, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content update subscriptions.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items such as maintenance, the entire arrangement fee is recognized ratably over the performance period.

Indirect Channel Sales
      For our Consumer Products segment, we sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. We do not recognize package product revenue on distribution and reseller channel inventory in excess of specified inventory levels in these channels. We defer the portion of revenue from package and electronic download products related to content updates subscriptions and recognize this revenue ratably over the term of the subscription. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for end-user product returns as an offset to revenue.
      For our Enterprise Security, Data Protection, and Storage and Server Management segments, we generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or with evidence of an end user. For licensing of our software to original equipment manufacturers, or OEMs, royalty revenue is recognized when the OEM reports the sale of the software products to an end-user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.
      We offer channel and end-user rebates for products within our Enterprise Security, Storage and Server Management, and Consumer Products segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates, and we account for these reserves as an offset to revenue.
Cash Equivalents and Short-Term Investments
      We classify all of our short-term investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our short-term investments do not include strategic investments. We classify our short-term investments as available-for-sale, and all short-term investments consist of securities with original maturities in excess of 90 days. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity on the Condensed Consolidated Balance Sheets. The amortization of premiums and discounts on the investments and realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of securities sold is based upon the specific identification method.
Trade Accounts Receivable
      Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collectibility

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions.
Equity Investments
      We have equity investments in privately held companies for business and strategic purposes. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets and are accounted for under the cost method as we do not have significant influence over these investees. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No., or FIN, 46R, Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51, and any impairment issues. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investments are not subject to consolidation under FIN 46R as we do not have significant influence over these investees and we do not receive a majority of the returns. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in Interest and other income, net, in the Condensed Consolidated Statements of Operations. During the three and six-month periods ended September 30, 2005 and 2004, we recognized an insignificant amount of impairment losses on our equity investments.
Derivative Financial Instruments
      We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions denominated in foreign currencies. We do not utilize derivative instruments for trading or speculative purposes. Gains and losses on the contracts are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations in the period that gains and losses on the underlying transactions are recognized. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. The fair value of forward foreign exchange contracts are adjusted through earnings. As of September 30, 2005, the notional amount of our forward exchange contracts was $544 million, all of which matures in 35 days or less. We do not hedge our foreign currency translation risk.
Inventories
      Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis. Inventory consists of raw materials and finished goods.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Acquired Product Rights
      Acquired product rights are comprised of purchased product rights, technologies, databases and revenue-related order backlog, and contracts from acquired companies. Acquired product rights are stated at cost less accumulated amortization. Amortization of acquired product rights is provided on a straight-line basis over the estimated useful lives of the respective assets, generally one to five years, and is included in Cost of revenues in the Condensed Consolidated Statements of Operations.
Goodwill and Other Intangible Assets
      We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We test goodwill annually for impairment or more frequently if events and circumstances warrant.
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
Income Taxes
      The provision for income taxes is computed using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock-Based Compensation
      We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. As discussed in Note 4 of the Condensed Consolidated Financial Statements, in connection with the acquisition of VERITAS, we assumed outstanding options to purchase shares of VERITAS common stock and converted them into options to purchase 66 million shares of Symantec common stock.
      Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, or ESPP, granted subsequent to March 31, 1995, under the fair value method of that statement. The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three and six-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005		2004

	(In thousands, except per share data)
Net income (loss), as reported	$(251,328)	$135,623	$(52,695)		$252,900
Add: Amortization of deferred stock-based compensation included in reported net income (loss), net of tax	9,716	435	11,945		435
Less: Stock-based employee compensation expense excluded from reported net income (loss), net of tax	(49,242)	(29,194)	(98,593	)(1)	(56,441)

Pro forma net income (loss)	$(290,854)	$106,864	$(139,343)		$196,894

Basic net income (loss) per share
As reported	$(0.21)	$0.22	$(0.06)		$0.40
Pro forma	$(0.25)	$0.18	$(0.15)		$0.33
Diluted net income (loss) per share
As reported	$(0.21)	$0.19	$(0.06)		$0.35
Pro forma	$(0.25)	$0.15	$(0.15)		$0.28

(1)	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Concentrations of Credit Risk
      A significant portion of our revenues and net income is derived from international sales and independent agents and distributors. Fluctuations of the United States dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.
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
Legal Expenses
      We accrue estimated legal expenses when the likelihood of the incurrence of the related costs is probable and management has the ability to estimate such costs. If both of these conditions are not met, management records the related legal expenses when incurred. Amounts that we accrue are not discounted. The material assumptions used to estimate the amount of legal expenses include:

•	The monthly legal expense incurred by our external attorneys on the particular case being evaluated

•	Communication between us and our external attorneys on the expected duration of the lawsuit and the estimated expenses during that time

•	Our strategy regarding the lawsuit

•	Deductible amounts under our insurance policies

•	Past experiences with similar lawsuits
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
Recent Accounting Pronouncements
      In June 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or the EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations. The effects will depend on the respective laws adopted by the EU member countries.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.
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
      In December 2004, the FASB issued FSP FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109. We do not expect FSP FAS 109-1 to have a material impact on our consolidated financial position, results of operations, or cash flows.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	September 30,	March 31,
	2005	2005

	(In thousands)
Trade accounts receivable, net:
Receivables	$450,101	$289,993
Less: allowance for doubtful accounts	(5,981)	(4,668)

	$444,120	$285,325

Property and equipment, net:
Computer hardware and software	$577,816	$419,127
Office furniture and equipment	138,292	82,310
Buildings	351,652	156,472
Leasehold improvements	178,271	100,881

	1,246,031	758,790
Less: accumulated depreciation and amortization	(508,387)	(433,265)

	737,644	325,525
Land	125,572	57,164

	$863,216	$382,689

Note 3.	Accumulated Other Comprehensive Income
      The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(4,317)	(1,005)	(4,568)	(940)
Change in cumulative translation adjustment, net of tax	1,473	16,895	(27,006)	25,971

Total other comprehensive income (loss)	(2,844)	15,890	(31,574)	25,031

Comprehensive income (loss)	$(254,172)	$151,513	$(84,269)	$277,931

      Accumulated other comprehensive income as of September 30, 2005 and 2004 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on available-for-sale securities, net of taxes, are insignificant for all periods presented.

Note 4.	Business Combinations
Acquisition of VERITAS Software Corporation
      On July 2, 2005, we completed our acquisition of VERITAS, a leading provider of software and services to enable utility computing, whereby VERITAS became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method of accounting. The total estimated purchase price of

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $13 billion includes Symantec common stock valued at $12 billion, assumed stock options and RSUs with a fair value of $699 million, and estimated acquisition related expenses of $40 million. The acquisition of VERITAS will enable us to provide enterprise customers with a more effective way to secure and manage their most valuable asset, their information. The combined company offers customers a broad portfolio of leading software and solutions across all tiers of the infrastructure. In addition, bringing the market leading capabilities of Symantec and VERITAS together improves our ability to continuously optimize performance and help companies recover from disruptions when they occur.
      As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock, net of treasury stock retained, based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock as of July 2, 2005. The common stock issued had a fair value of $12 billion and was valued using the average closing price of our common stock of $25.87 over a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the transaction.
      Under the terms of the agreement, we also assumed each outstanding option to purchase VERITAS common stock with an exercise price equal to or less than $49.00 as well as each additional option required to be assumed by applicable law. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio. All other options to purchase shares of VERITAS common stock not exercised prior to the acquisition were cancelled immediately prior to the acquisition and were not converted or assumed by Symantec. In total, we assumed and converted VERITAS options into options to purchase 66 million shares of Symantec common stock. In addition, we assumed and converted all outstanding VERITAS RSUs into approximately 425,000 Symantec RSUs, based upon the exchange ratio.
      Acquisition related costs of $40 million consist of $32 million for accounting, legal, and other professional fees and $8 million of restructuring costs for severance, associated benefits, outplacement services, and excess facilities. Total cash outlays as of September 30, 2005 were approximately $32 million for accounting, legal, and other professional fees and $1 million of restructuring costs for severance, associated benefits, outplacement services, and excess facilities. Acquisition related costs are included in other accrued expenses in the Condensed Consolidated Balance Sheet.
      The total purchase price of the acquisition is as follows (in thousands):

Value of Symantec stock issued	$12,498,336
Estimated fair value of options assumed and RSUs exchanged	698,514
Acquisition related expenses	40,320

Total purchase price	$13,237,170

      The acquisition was structured to qualify as a tax-free reorganization and we will account for the acquisition using the purchase method of accounting. The results of operations of VERITAS have been included in our results of operations beginning on July 2, 2005 and had a significant impact on our revenues, cost of revenues, and operating expenses for the September 2005 quarter.

Purchase Price Allocation
      In accordance with SFAS No. 141, the total purchase price was allocated to VERITAS’ net tangible and intangible assets based upon their estimated fair values as of July 2, 2005. The excess purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions provided by

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management. The following represents the allocation of the purchase price to the acquired net assets of VERITAS and the associated estimated useful lives:

		Estimated
	Amount	Useful Life

	(In thousands)
Net tangible assets	$2,373,811	n/a
Identifiable intangible assets:
Acquired product rights	1,301,600	4 to 5 years(1)
Customer contracts and relationships	1,419,000	8 years
Tradename	96,800	10 years
Goodwill	8,564,358	n/a
In-process research and development	284,000	n/a
Deferred stock-based compensation	63,092	2.8 years(2)
Deferred tax liability	$(865,491)	n/a

Total purchase price	$13,237,170

(1)	The VERITAS backlog included in acquired product rights was amortized into cost of revenues in the September 2005 quarter.

(2)	Estimated weighted-average remaining vesting period.
      The purchase price allocation is preliminary primarily pending the analysis of restructuring costs and income taxes.

Net Tangible Assets
      VERITAS’ tangible assets and liabilities as of July 2, 2005 were reviewed and adjusted to their fair value as necessary, including a write down in the amount of $113 million relating to land owned in various locations.

Deferred Revenue
      In connection with the acquisition of VERITAS, we assumed VERITAS’ contractual obligations related to its deferred revenue. VERITAS’ deferred revenue was derived from licenses, maintenance, consulting, education, and other services. We estimated our obligation related to the VERITAS deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $359 million to $173 million, which represents our estimate of the fair value of the contractual obligations assumed.

Identifiable Intangible Assets
      Acquired product rights include developed and core technology, patents, and backlog. Developed technology relates to VERITAS’ products across all of their product lines that have reached technological feasibility. Core technology and patents represent a combination of VERITAS processes, patents, and trade secrets developed through years of experience in design and development of their products. Backlog relates to firm customer orders that generally are scheduled for delivery within the next quarter, as well as OEM revenues that are reported in the next quarter. We amortized the fair value of the backlog to Cost of revenues

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the September 2005 quarter. We will amortize the fair value of all other acquired product rights to Cost of revenues on a straight-line basis over their estimated lives of four to five years.
      Customer contracts and relationships represent existing contracts that relate primarily to underlying customer relationships. We will amortize the fair value of these assets to operating expenses in the Condensed Consolidated Statement of Operations on a straight-line basis over an average estimated life of 8 years.
      Trade names relate to the VERITAS product names that will continue in use. We will amortize the fair value of these assets to operating expenses in the Condensed Consolidated Statement of Operations on a straight-line basis over an estimated life of 10 years.

Goodwill
      Approximately $9 billion of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the addressable market and achieve greater long-term growth opportunities than either company had operating alone. We expect that the combined company will be better positioned to deliver security and availability solutions across all platforms, from the desktop to the data center, to customers ranging from consumers and small businesses to large organizations and service providers. Goodwill recorded as a result of this acquisition is not expected to be deductible for tax purposes.
      In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we would incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

In-Process Research and Development (IPR&D)
      We wrote off acquired IPR&D totaling $284 million in connection with our acquisition of VERITAS. The IPR&D was written off because acquired technologies had not reached technological feasibility and had no alternative uses. At the time of the acquisition, VERITAS was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0, and various other projects. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, it was estimated that these IPR&D efforts would be completed over the next 12 to 18 months at an estimated total cost of $120 million. At September 30, 2005, the development efforts were continuing on schedule with no significant additional costs.
      The value assigned to IPR&D was determined by estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present value. The revenue estimates used in the net cash flow forecasts were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by VERITAS and its competitors.
      The rate utilized to discount the net cash flows to their present value was based on VERITAS’ weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 13.5% was deemed appropriate for valuing the IPR&D.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Deferred Compensation
      We assumed VERITAS’ stock options and RSUs, and converted them into stock options to purchase 66 million shares of Symantec common stock and 425,000 Symantec RSUs. The fair value of the assumed stock options was $688 million using the Black-Scholes valuation model with the following weighted average assumptions: volatility of 36%, risk-free interest rate of 3.4%, expected life of 3.5 years, and dividend yield of zero. The fair value of the RSUs was $11 million based on the fair value of the underlying shares on the announcement date. The intrinsic value of the unvested options and RSUs was valued at $63 million and was recorded in Deferred stock-based compensation within Stockholders’ equity in the Condensed Consolidated Balance Sheets. The difference between the fair value and the intrinsic value of the unvested portion of the options and RSUs was $636 million and was included in the purchase price consideration.
      The deferred stock-based compensation is being amortized to operating expense over the remaining vesting periods of the underlying options or RSUs on a straight-line basis. During the period from the acquisition date through September 30, 2005, certain unvested options and RSUs were cancelled as a result of employee terminations, and deferred stock-based compensation was reduced by $6 million. We recorded amortization of deferred stock-based compensation from the VERITAS transaction of $11 million during the three months ended September 30, 2005.

Deferred Tax Liability
      We have recognized deferred tax assets and liabilities for the tax effects of differences between assigned values in the purchase price and the tax bases of assets acquired and liabilities assumed. A significant portion of the net deferred tax liability in the purchase price allocation is attributable to the tax effect of the difference between the assigned value of identified intangible assets and their tax bases. In determining the tax effect of these basis differences, we have taken into account the allocation of these identified intangibles among different taxing jurisdictions, including those with nominal or zero percent tax rates.

Short-term Loan
      In connection with the acquisition of VERITAS, we assumed a short-term loan with a principal amount of EURO 411 million. The entire balance of the short-term loan was paid off on July 7, 2005.

Pro Forma Results
      The following table presents pro forma results of operations of Symantec and VERITAS, as though the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on April 1, 2004 or of results that may occur in the future. Net income includes amortization of intangible assets related to the acquisition of $119 million per quarter and amortization of deferred compensation of $6 million per quarter. Net income also includes amortization of backlog of $46 million for the six months ended September 30, 2004. We excluded the effect of the purchase accounting adjustment to

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reduce the carrying value of deferred revenue and the write-off of acquired IPR&D of $284 million for all periods presented. The unaudited pro forma information is as follows:

		Six Months Ended
	Three Months Ended	September 30,
	September 30,
	2004(a)	2005(b)	2004(c)

	(In thousands, except per share data)
Net revenues	$1,103,347	$2,315,064	$2,145,728
Net income	$130,982	$217,813	$222,921
Basic net income per share	$0.12	$0.23	$0.20
Diluted net income per share	$0.11	$0.22	$0.19

(a)	The results of operations include our results for the three months ended September 30, 2004 and VERITAS’ historical results for the three months ended June 30, 2004, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.

(b)	The results of operations include our results for the six months ended September 30, 2005, including VERITAS beginning from July 2, 2005, and VERITAS’ historical results for the three months ended March 31, 2005, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.

(c)	The results of operations include our results for the six months ended September 30, 2004 and VERITAS’ historical results for the six months ended June 30, 2004, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.
Other acquisitions
      In 2005, we completed our acquisition of XtreamLok for $18 million in cash, including an insignificant amount for acquisition-related expenses resulting from financial advisory, legal, and accounting services. The purchase price was allocated to goodwill of $15 million, acquired product rights of $4 million, deferred tax liabilities of $1 million and an insignificant amount of net of tangible liabilities. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Operations over their useful lives of five years. XtreamLok’s results of operations have been included in our results of operations within the Consumer Products segment since its date of acquisition. The financial results of XtreamLok are considered insignificant for purposes of pro forma financial disclosure.
      For additional acquisitions completed subsequent to September 30, 2005, see Note 12 to the Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill
      Goodwill by segment is as follows:

		Storage &
	Enterprise	Server	Data		Consumer		Total
	Security	Management	Protection	Services	Products	Unallocated	Company

	(In thousands)
Balance as of March 31, 2005	$1,017,622	$193,192	$—	$149,183	$5,216	$—	$1,365,213
Goodwill acquired through the VERITAS acquisition(c)						8,564,358	8,564,358
Goodwill acquired through other acquisitions	—	—	—	—	15,132		15,132
Operating segment reclassification(a)	116,543	—		(116,543)	—		—
Goodwill adjustments(b)	(8,928)	405	—	(2,404)	—		(10,927)

Balance as of September 30, 2005	$1,125,237	$193,597	$—	$30,236	$20,348	$8,564,358	$9,933,776

(a)	Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. During the June 2005 quarter, we reclassified our operating segments as described in Note 11 to the Condensed Consolidated Financial Statements, tested our goodwill for impairment under the new segment structure, and determined that there was no impairment of goodwill. We will continue to test for impairment during the March quarter of each year, or earlier if indicators of impairment exist.

(b)	During the June and September 2005 quarters, we adjusted the goodwill related to a number of prior acquisitions for individually insignificant amounts based on final income tax returns and continued post-closing review.

(c)	The allocation of goodwill acquired through the VERITAS acquisition has not yet been completed and is expected to be completed by the end of fiscal year 2006.

Acquired Product Rights
      Acquired product rights subject to amortization are as follows:

	September 30, 2005

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$1,508,578	$(257,795)	$1,250,783
Patents	54,559	(15,442)	39,117
Backlog and other	60,661	(56,187)	4,474

	$1,623,798	$(329,424)	$1,294,374

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 12, 2005, we resolved the Altiris patent litigation matters with a cross-licensing agreement that resolved all legal claims between the companies. As part of the settlement, we paid Altiris $10 million for use of the disputed technology. Under the transaction, we expensed $2 million of patent settlement costs in the June 2005 quarter that was related to benefits we received in and prior to the June 2005 quarter. The remaining $8 million was capitalized and is being amortized to Cost of revenues in the Condensed Consolidated Statements of Operations over the remaining life of the primary patent, which expires in May 2017.

	March 31, 2005

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$243,958	$(167,061)	$76,897
Patents	53,559	(11,030)	42,529
Backlog and other	14,761	(6,568)	8,193

	$312,278	$(184,659)	$127,619

      During the three-month periods ended September 30, 2005 and 2004, amortization expense for acquired product rights was $129 million and $13 million, respectively. During the six-month periods ended September 30, 2005 and 2004, amortization expense for acquired product rights was $140 million and $24 million, respectively. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of September 30, 2005:

Fiscal period:
Last two quarters of 2006	$166 million
2007	$320 million
2008	$312 million
2009	$306 million
2010	$158 million
2011	$31 million
Thereafter	$1 million

Other Intangible Assets
      Other intangible assets subject to amortization are as follows:

	September 30, 2005

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Other intangible assets, net:
Customer base	$1,455,838	$(54,420)	$1,401,418
Trade name	104,406	(9,744)	94,662
Marketing-related assets	2,100	(1,663)	437

	$1,562,344	$(65,827)	$1,496,517

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2005

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Other intangible assets, net:
Customer base	$36,898	$(7,543)	$29,355
Trade name	7,606	(6,922)	684
Marketing-related assets	2,100	(1,400)	700

	$46,604	$(15,865)	$30,739

      During the three-month periods ended September 30, 2005 and 2004, amortization expense for other intangible assets was $48 million and $1 million, respectively. During the six-month periods ended September 30, 2005 and 2004, amortization expense for other intangible assets was $50 million and $2 million, respectively. Amortization of other intangible assets was included in Operating expenses in the Condensed Consolidated Statements of Operations. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives, is estimated to be the following as of September 30, 2005:

Fiscal period:
Last two quarters of 2006	$97 million
2007	$192 million
2008	$192 million
2009	$192 million
2010	$190 million
2011	$190 million
Thereafter	$444 million

Note 6.	Convertible Subordinated Notes
      In connection with the acquisition of VERITAS, we assumed the VERITAS 0.25% convertible subordinated notes. In August 2003, VERITAS issued $520 million of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% Notes, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of an insignificant amount each February 1 and August 1, beginning February 1, 2004. On July 2, 2005, in connection with the acquisition, VERITAS, Symantec and U.S. Bank National Association, as Trustee, entered into a Second Supplemental Indenture. As a result of the Second Supplemental Indenture, the 0.25% Notes became convertible, under specified circumstances, into shares of common stock of Symantec at a conversion rate of 24.37288 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Symantec agreed to fully and unconditionally guarantee all of VERITAS’ obligations under the 0.25% Notes and the indenture, including all payments of principal and interest.
      The conversion rate of the 0.25% Notes is subject to adjustment upon the occurrence of specified events. On or after August 5, 2006, Symantec has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving Symantec, holders of the 0.25% Notes may require Symantec to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Standard & Poor’s withdrew its corporate credit rating for VERITAS on July 6, 2005 and, as a result, the notes are currently convertible into shares of Symantec common stock at the option of the holder. If any holder elected to convert, Symantec would pay the holder the cash value of the applicable number of shares of Symantec common stock ($22.66 per share at September 30, 2005), up to the principal amount of the note in accordance with the terms of a supplemental indenture dated as of October 25, 2004. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at Symantec’s option. As of the acquisition of VERITAS, the fair value of the 0.25% Notes was $496 million. We will accrete the value of the 0.25% Notes to their face value by the first date that holders may require us to repurchase the 0.25% Notes. The book value of the 0.25% Notes was $502 million as of September 30, 2005.

Note 7.	Net Income (Loss) Per Share
      The components of net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Basic Net Income (Loss) Per Share
Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900
Weighted average number of common shares outstanding during the period	1,172,130	629,730	941,727	627,124

Basic net income (loss) per share	$(0.21)	$0.22	$(0.06)	$0.40

Diluted Net Income (Loss) Per Share
Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900
Interest on convertible subordinated notes, net of income tax effect	—	3,598	—	7,196

Net income (loss), as adjusted	(251,328)	139,221	(52,695)	260,096

Weighted average number of common shares outstanding during the period	1,172,130	629,730	941,727	627,124
Shares issuable from assumed exercise of options using the treasury stock method	—	36,518	—	38,230
Shares issuable from assumed conversion of convertible subordinated notes	—	70,290	—	70,290

Total shares for purposes of calculating diluted net income (loss) per share	1,172,130	736,538	941,727	735,644

Diluted net income (loss) per share(1)	$(0.21)	$0.19	$(0.06)	$0.35

(1)	For the three and six months ended September 30, 2004, diluted net income per share is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated notes, net of income tax, of $3.6 million and $7.2 million for the three and six months ended September 30, 2004, respectively, and the denominator includes shares issuable from the assumed conversion of the 3% convertible subordinated notes.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Potential common shares consist of employee stock options and shares issuable upon conversion of the 0.25% Notes. The following table sets forth the potential common shares that were excluded from the diluted net income (loss) per share computations because their inclusion would have been antidilutive:

	Three Months Ended				Six Months Ended
	September 30,				September 30,

	2005		2004		2005		2004

	(In thousands)
Employee stock options outstanding	126,673	(2)	766	(1)	126,673	(2)	699	(1)
0.25% convertible subordinated notes	12,674	(3)	—		12,674	(3)	—

(1)	These employee stock options were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of our common stock during the period, and therefore the effect is antidilutive.

(2)	All employee stock options were excluded from the computation of diluted net loss per share because the effect is antidilutive.

(3)	Potential common shares related to 0.25% Notes were excluded from the computation of diluted net income (loss) per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect is antidilutive.

Note 8.	Stock Transactions

Stock Repurchases
      On January 16, 2001, the Board of Directors approved a plan to repurchase up to $700 million of Symantec common stock. The plan had a repurchase limitation of 60 million shares, and did not have an expiration date. In January 2004, the Board increased the authorized amount for share repurchases by $240 million without a repurchase limitation, and increased that amount again by $300 million in October 2004. On March 28, 2005, the Board increased the authorized amount for share repurchases by $3 billion, effective upon completion of our acquisition of VERITAS on July 2, 2005. The repurchase plan does not include a repurchase limitation or an expiration date. We commenced repurchases using the $3 billion authorization on August 2, 2005 and anticipate completing all repurchases under this authorization by the end of November 2005. As of September 30, 2005, approximately $2 billion remained authorized for stock repurchases.
      During the six-month period ended September 30, 2005, we repurchased 84 million shares at prices ranging from $18.33 to $22.51 per share for an aggregate amount of $2 billion. During the six-month period ended September 30, 2004, we repurchased 5 million shares at prices ranging from $21.42 to $24.62 per share for an aggregate amount of $120 million. In connection with stock repurchases, we incurred reductions of $1 million, $2 billion, and $50 million in Common stock, Capital in excess of par value, and Retained earnings, respectively, for the six months ended September 30, 2005.
      During the period from October 1, 2005 to November 7, 2005, we repurchased 49 million shares at prices ranging from $18.76 to $23.85 per share for an aggregate amount of $1 billion.

Increase to Authorized Shares
      On June 24, 2005, our stockholders approved the adoption of our amended certificate of incorporation that increased the number of authorized shares of common stock from 1,600,000,000 to 3,000,000,000. The increase was sought in order to carry out our acquisition of VERITAS and provide us with the flexibility to meet business needs and opportunities.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Restructuring
      As of September 30, 2005, we had a restructuring reserve of $54 million, of which $25 million was included in Other accrued expenses in the Condensed Consolidated Balance Sheet and $29 million was included in Other long-term liabilities in the Condensed Consolidated Balance Sheet. The restructuring reserve consists of $50 million related to a restructuring reserve assumed from VERITAS in connection with the acquisition, $2 million related to restructuring costs as a result of the VERITAS acquisition, and $2 million related to our fiscal 2002 restructuring plan.
      In connection with the VERITAS acquisition, we assumed a restructuring reserve for $53 million related to the 2002 VERITAS facility restructuring plan. During the quarter ended September 30, 2005, we paid $3 million related to this reserve. The remaining reserve amount of $50 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of costs are currently scheduled to be paid by the year ending December 31, 2010.
      The estimates related to the 2002 VERITAS restructuring reserve may vary significantly depending, in part, on the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates, and the outcome of negotiations with lessors regarding terminations of some of the leases. Some of these factors are beyond our control. Adjustments to the 2002 VERITAS restructuring reserve will be made if actual lease exit costs or sublease income differ materially from amounts currently expected.
      During the three months ended September 30, 2005, we recorded $1 million of restructuring costs as a result of the VERITAS acquisition, which related to excess facilities costs, severance, associated benefits, and outplacement services. During the six months ended September 30, 2005, we recorded $5 million of restructuring costs, of which $1 million related to excess facilities costs and $4 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the VERITAS acquisition. During the three and six months ended September 30, 2005, payments of $1 million and $3 million, respectively, were made against the restructuring reserve. We expect the remaining balance to be paid by the end of fiscal 2006.
      See Note 4 for information on the acquisition related costs incurred in connection with the VERITAS acquisition.
      The fiscal 2002 restructuring reserve consists of the costs of excess facilities in Europe and Eugene, Oregon, net of sublease income. During the three and six months ended September 30, 2005, no significant amounts were paid and we expect the remaining reserve balance to be utilized by the end of fiscal 2007.

Note 10.	Litigation
      On August 26, 2004, SRI International, Inc. filed a lawsuit against us in the United States District Court, District of Delaware, alleging that unspecified Symantec products, including ManHunt, infringed four patents owned by SRI. The lawsuit requests damages, injunctive relief, costs, and attorneys’ fees. We intend to vigorously defend this action.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 28, 2003, Ronald Pearce filed a lawsuit on behalf of himself and purportedly on behalf of the general public of the United States and Canada in the California Superior Court, Santa Clara County, alleging violations of California Business and Professions Code section 17200 and false advertising in connection with our WinFaxtm Pro product. The complaint seeks damages and injunctive and other equitable relief, as well as costs and attorney fees. We intend to vigorously defend this action.
      Since the September quarter of 2002, VERITAS has received subpoenas issued by the Securities and Exchange Commission, or SEC, in the investigation entitled In the Matter of AOL/ Time Warner. The SEC has requested information regarding transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. VERITAS’ transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50 million and the purchase by VERITAS of advertising services from AOL at a stated value of $20 million. In March 2003, VERITAS restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20 million, as well as an additional reduction in revenues and expenses of $1 million related to two other contemporaneous transactions with other parties in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appears to reference VERITAS’ transactions with AOL as described above, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.
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
      Prior to our acquisition of VERITAS, VERITAS had been in discussions with the staff of the SEC regarding the SEC’s review of these matters and, based on communications with the staff, we expect these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC is subject to agreement on final terms and documentation, approval by Symantec’s board of directors, and approval by the SEC Commissioners. In the March quarter of 2005, VERITAS recorded a charge of $30 million classified as General and administrative expense in its Consolidated Statement of Operations, and a corresponding accrual in other current liabilities in its balance sheet. As of the filing of this quarterly report on Form 10-Q, the terms of the final settlement are still under consideration by the SEC Commissioners, and have not been approved. As part of our accounting for the acquisition of VERITAS, we recorded the accrual of $30 million in Other current liabilities on our Condensed Consolidated Balance Sheet. We intend to cooperate with the SEC in its investigation and review of the foregoing matters.
      On August 2, 2004, VERITAS received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which VERITAS was named as a defendant. The case was originally filed in the United States District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. The plaintiff alleges that VERITAS aided and abetted AOL in alleged common law fraud and also alleges that it engaged in common law fraud as part of a civil conspiracy. The plaintiff seeks an unspecified amount of compensatory and punitive damages. On Novem-

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ber 22, 2004, VERITAS filed a motion to dismiss in this action; the plaintiff filed its opposition on March 4, 2005; and VERITAS filed its reply on April 14, 2005. The motion remains pending.
      On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. VERITAS Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with VERITAS’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint, or CAC, was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that VERITAS and the named officers made false or misleading statements in the company’s press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. Defendants filed a motion to dismiss the CAC on July 20, 2005. The motion remains pending.
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
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have six operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Enterprise Security. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds.

•	Data Protection. Our Data Protection segment provides software products designed to protect, backup, archive, and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers.

•	Storage and Server Management. Our Storage and Server Management segment offers products for optimizing storage resource utilization, simplifying administration of heterogeneous storage and server environments, and providing continuous availability of mission-critical applications and data.

•	Services. Our Services segment provides a full range of services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of acquired product rights, other intangible assets, and other assets, and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring, that are not charged to the other operating segments.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the quarter ended September 2005, we renamed the Enterprise Administration segment as the Storage and Server Management segment and added the Data Protection segment. During the quarter ended June 2005, we moved Managed Security Services from the Services segment to the Enterprise Security segment and moved the services-related revenue from the Storage and Server Management segment to the Services segment. Net revenues for the three and six months ended September 30, 2004 have been reclassified to conform to our current presentation. Specifically, we reclassified $7 million and $14 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and $1 million and $3 million of services-related revenue from the Storage and Server Management segment to the Services segment during the three and six months ended September 30, 2004, respectively.
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the amortization of acquired product rights, which is included entirely in our Other segment. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. The majority of our assets and liabilities are not discretely allocated or reviewed by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.
Segment Information
      The following table presents a summary of our operating segments:

	Consumer	Enterprise	Data	Storage & Server			Total
	Products	Security	Protection	Management	Services	Other	Company

	(In thousands)
Three months ended September 30, 2005
Net revenues	$346,199	$259,257	$208,530	$201,991	$40,408	$(521)	$1,055,864
Operating income (loss)	236,265	100,211	115,865	85,469	(8,666)	(787,491)	(258,347)
Depreciation & amortization expense	389	5,464	2,868	5,388	1,215	226,807	242,131
Three months ended September 30, 2004
Net revenues(1)	$315,307	$232,932	$—	$64,629	$5,276	$169	$618,313
Operating income (loss)	205,084	49,844	—	28,182	(2,353)	(88,640)	192,117
Depreciation & amortization expense	926	5,624	—	497	4	25,964	33,015

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consumer	Enterprise	Data	Storage & Server			Total
	Products	Security	Protection	Management	Services	Other	Company

	(In thousands)
Six months ended September 30, 2005
Net revenues	$703,153	$525,349	$208,530	$269,044	$50,105	$(375)	$1,755,806
Operating income (loss)	478,976	170,581	115,865	115,873	(15,954)	(891,370)	(26,029)
Depreciation & amortization expense	793	10,709	2,868	5,564	1,369	251,149	272,452
Six months ended September 30, 2004
Net revenues(1)	$593,619	$444,873	$—	$125,890	$10,526	$39	$1,174,947
Operating income (loss)	381,187	93,662	—	55,513	(5,820)	(165,167)	359,375
Depreciation & amortization expense	1,809	10,388	—	919	126	47,627	60,869

(1)	Net revenues for the three and six months ended September 30, 2004 have been reclassified to conform to current presentation. Specifically, we reclassified $7 million and $14 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and $1 million and $3 million of services-related revenue from the Storage and Server Management segment to the Services segment during the three and six months ended September 30, 2004, respectively.

Note 12.	Subsequent Events
      On October 2, 2005, we entered into an agreement to acquire BindView Development Corporation, a maker of computer-network management and security software, for an estimated purchase price of $209 million, excluding acquisition related costs. The acquisition is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of closing conditions.
      On October 5, 2005, we completed the acquisition of WholeSecurity, Inc., a leading provider of behavior-based security and anti-phishing technology for $66 million in cash, including an insignificant amount for acquisition-related expenses.
      On October 10, 2005, we completed the acquisition of Sygate Technologies, a technology leader in endpoint compliance solutions for $163 million in cash, including an insignificant amount for acquisition-related expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
      The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impact of our acquisition of VERITAS Software Corporation and other acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Risk Factors beginning on page 50. We encourage you to read that section carefully.
Overview
      We are the world leader in providing solutions to help individuals and enterprises assure the security, availability, and integrity of their information. With innovative technology solutions and services, we help individuals and enterprises protect and manage their digital assets. We provide a wide range of solutions including enterprise and consumer security, data protection, application and infrastructure management, security management, storage and server management, and response and managed security services. Founded in 1982, we have operations in more than 40 countries worldwide.

VERITAS Acquisition
      On July 2, 2005, we completed our acquisition of VERITAS Software Corporation, or VERITAS, a leading provider of software and services to enable utility computing, whereby VERITAS became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method. The total estimated purchase price of $13 billion includes Symantec common stock valued at $12 billion, assumed stock options and restricted stock units, or RSUs, with a fair value of $699 million and estimated acquisition related expenses of $40 million. The acquisition of VERITAS will enable us to provide enterprise customers with a more effective way to secure and manage their most valuable asset, their information. The combined company offers customers one of the broadest portfolios of leading software and solutions, on the most complete set of operating platforms, and across all tiers of the infrastructure. We believe that this acquisition better positions us to help build a resilient infrastructure, manage a complex heterogeneous environment, and reduce overall information technology risk. In addition, bringing the market leading capabilities of Symantec and VERITAS together improves our ability to continuously optimize performance and help companies recover from disruptions when they occur.
      As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock, net of treasury stock retained, based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock as of July 2, 2005. In addition, we assumed outstanding VERITAS options and RSUs and converted them into options to purchase 66 million shares of Symantec common stock and 425,000 Symantec RSUs based on the same exchange ratio. The common stock issued had a fair value of $12 billion and was valued using the average closing price of our common stock of $25.87 over a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the transaction. Under the terms of the agreement, we assumed each outstanding option to purchase VERITAS common stock with an exercise price equal to or less than $49.00, as well as each additional option required to be assumed by applicable law. All other options to purchase shares of VERITAS common stock not exercised prior to the acquisition were cancelled immediately prior to the acquisition and were not converted or assumed by Symantec. In addition, we exchanged 425,000 RSUs for all of the VERITAS outstanding RSUs. The assumed options and RSUs had a fair value of $699 million.
      In connection with the acquisition, we have recorded $9 billion of goodwill, $1 billion of acquired product rights, and $2 billion of other intangible assets from acquisitions, deferred compensation of $63 million and net tangible assets of $2 billion. In addition, we wrote off acquired in-process research and development, or IPR&D, of $284 million because the acquired technologies had not reached technological feasibility and had no alternative uses. We also incurred acquisition related expenses of $40 million, which consisted of $32 million for legal and other professional fees and $8 million of restructuring costs for severance, associated benefits, outplacement services, and excess facilities. The acquisition is structured to qualify as a tax-free reorganization and we will account for the acquisition using the purchase method of accounting. The results of VERITAS’ operations have been included in our results of operations beginning on July 2, 2005, and had a significant impact on our revenues, cost of revenues, and operating expenses for the September 2005 quarter.
      In connection with the acquisition of VERITAS, we assumed VERITAS’ contractual obligations related to its deferred revenue. VERITAS’ deferred revenue was derived from licenses, maintenance, consulting, education, and other services. We estimated our obligation related to the VERITAS’ deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $359 million to $173 million, which represents our estimate of the fair value of the contractual obligations assumed.

Our Business
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have six operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Enterprise Security. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds.

•	Data Protection. Our Data Protection segment provides software products designed to protect, backup, archive, and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers.

•	Storage and Server Management. Our Storage and Server Management segment offers products for optimizing storage resource utilization, simplifying administration of heterogeneous storage and server environments, and providing continuous availability of mission-critical applications and data.

•	Services. Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of acquired product rights, other intangible assets, and other assets, and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring, that are not charged to the other operating segments.
      During the quarter ended September 2005, we renamed the Enterprise Administration segment as the Storage and Server Management segment and added the Data Protection segment. During the quarter ended June 2005, we moved Managed Security Services from the Services segment to the Enterprise Security segment and moved the services-related revenue from the Storage and Server Management segment to the Services segment. Net revenues for the three and six months ended September 30, 2004 have been reclassified to conform to our current presentation. Specifically, we reclassified $7 million and $14 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment, and $1 million and $3 million of services-related revenue from the Storage and Server Management segment to the Services segment during the three and six months ended September 30, 2004, respectively.

Financial Results
      Our net loss was $251 million for the three months ended September 30, 2005, as compared to net income of $136 million for the three months ended September 30, 2004 and our net loss was $53 million for the six months ended September 30, 2005, as compared to net income of $253 million for the six months ended September 30, 2004. The decreased profitability is primarily due to the write-off of acquired IPR&D totaling $284 million during the September 2005 quarter as a result of the VERITAS acquisition, in addition to other merger-related acquisition and restructuring charges. In addition, we experienced an increase in operating expenses primarily attributable to the VERITAS acquisition, and specifically an increase in employee headcount and related compensation. As of September 30, 2005, employee headcount increased by approximately 148% from the September 2004 quarter end. Of this increase, approximately 86% was due to the VERITAS acquisition.
      The three and six-month periods ended September 30, 2005 delivered global revenue growth across all of our operating segments and geographic regions, as compared to the comparable periods last year. The overall growth is primarily due to the VERITAS acquisition and partly attributable to the continued increase in system vulnerabilities to Internet attacks and malicious code activity coupled with a growing level of awareness of these threats around the world. Foreign currency exchange rate fluctuations did not have a material impact on our international revenue growth during the three and six-month periods ended September 30, 2005. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
Critical Accounting Estimates
      The preparation of our consolidated financial statements and related notes in accordance with generally accepted accounting principles requires us to make estimates, which include judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances and we evaluate our estimates on a regular basis and make changes accordingly. Historically, our estimates relative to our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated statement of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.
      A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact the financial statements. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. We also refer you to our summary of “Significant Accounting Policies” beginning on page 7 in this report.

Revenue Recognition
      We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and require us to make many estimates.
      We expect our distributors and resellers to maintain adequate inventory to meet future customer demand, which is generally four to six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on their valid purchase orders. Our distributors and resellers base the quantity of their orders on their estimates to meet future customer demand, which may exceed our expected level of a four to six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four to six week supply. We estimate future returns under these limited rights of return in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we do not recognize revenue or record accounts receivable for the amount in excess of the expected inventory levels. On the same basis, we reduce the associated cost of revenues, which is primarily related to materials, and include this amount in inventory. We recognize these revenues and the associated cost of revenues when the liberal rights of return expire, which is when the inventory levels no longer exceed the generally expected level of a four to six week supply. If we made different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented. For the three months ended September 30, 2005, expected inventory levels were two to three weeks for certain products impacted by new releases.
      In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates and totaled approximately $2 billion as of September 30, 2005, of which $133 million was represented as Long-term deferred revenue on the Condensed Consolidated Balance Sheet. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

Reserves for Product Returns
      End-users may return our products, primarily within our Consumer Products and Storage and Server Management segments, through distributors and resellers or to us directly for a full refund within a reasonably short period from the date of purchase. Our estimated reserves for such end-user product returns, which are recorded as an offset to revenue, are based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to revenue. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented. More or less product may be returned than what was estimated and/or the amount of inventory in the channel could be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make our return estimates differ from actual results.

Reserves for Rebates
      We estimate and record reserves as an offset to revenue for channel and end-user rebates, related primarily to products within our Consumer Products, Enterprise Security, and Storage and Server Manage-

ment segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Business Combinations
      When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.
      At September 30, 2005, goodwill was $10 billion, acquired product rights were $1 billion, and other identifiable intangible assets were $1 billion. We assess the impairment of goodwill within our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.

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

Income Taxes
      We are required to estimate our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Condensed Consolidated Balance Sheet. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Condensed Consolidated Statements of Operations.

Legal Contingencies
      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in legal proceedings as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.
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
      Prior to our acquisition of VERITAS, VERITAS had been in discussions with the staff of the SEC regarding the SEC’s review of certain matters, as set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and based on communications with the staff, we expect these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. As part of our accounting for the acquisition of VERITAS, we recorded an accrual related to this matter of $30 million in Other current liabilities on our Condensed Consolidated Balance Sheet. In addition, we are involved in other pending legal matters, for which our accrual for legal contingencies represented insignificant amounts related to external legal fees. However, even if we are successful in our pending legal matters, estimated costs for external legal fees could be more than anticipated. In addition, if we are unsuccessful, we could be forced to pay significant damages and licensing fees for which we have not accrued any amounts for loss contingencies, or to modify our business practices. Any such results could materially harm our business and could result in a material adverse impact on our financial position, results of operations, or cash flows.
Results of Operations

Total Net Revenues

	Three Months Ended		Six Months Ended
	September 30		September 30,

	2005	2004	2005	2004

	($ in thousands)
Net revenues	$1,055,864	$618,313	$1,755,806	$1,174,947
Period over period increase	$437,551		$580,859
	71%		49%
      Net revenues increased during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $377 million of net revenues during each period. In addition, increases of $31 million and $110 million in sales of our consumer products and increases of $26 million and $80 million in sales of our enterprise security products during the three and six-month periods ended September 30, 2005 and

2004, respectively, as compared to the same periods in 2004, contributed to the increase in net revenues. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions, as described further in the segment discussions that follow.

Content, Subscriptions, and Maintenance Revenue

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Content, subscriptions, and maintenance revenue	$709,006	$445,531	$1,267,059	$813,329
Percentage of total net revenues	67%	72%	72%	69%
Period over period increase	$263,475		$453,730
	59%		56%
      Content, subscriptions and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription or service period.
      Content, subscriptions and maintenance revenue also includes professional services revenue, which consists primarily of the fees we earn related to consulting, education, and training services. We generally recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.
      Content, subscriptions, and maintenance revenue increased during the three and six-month periods ended September 30, 2005, as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $144 million of net revenues during each of the periods. In addition, during the three and six-month periods ended September 30, 2005, we experienced increased revenue related to our consumer security products of $74 million and $178 million, respectively, and increased revenue related to our enterprise security products of $33 million and $106 million, respectively, primarily due to increased awareness of information security threats.

Licenses Revenue

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
License revenue	$346,858	$172,782	$488,747	$361,618
Percentage of total net revenues	33%	28%	28%	31%
Period over period increase	$174,076		$127,129
	*		35%

*	Percentage not meaningful
      We market and distribute our software products both as standalone software products and as integrated product suites. License revenue is derived primarily from our various products and technology. License revenue increased during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $233 million of net revenues during each of the periods. This increase was partially offset by a decrease in sales of our consumer security products of $44 million and $68 million during the three and six-month periods ended September 30, 2005, respectively, as compared to the comparable periods last year primarily due to the late release of our 2006 consumer products during the quarter, competitive pressures and a lack of recent high profile information security threat activity. To a lesser extent, the increase was offset by a decrease in sales of our enterprise security products due to weakness across the middle to high end security markets.

Net Revenues by Segment

Net Revenues from our Consumer Products Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Consumer Products revenues	$346,199	$315,307	$703,153	$593,619
Percentage of total net revenues	33%	51%	40%	51%
Period over period increase	$30,892		$109,534
	10%		18%
      We believe that a significant portion of the increase in revenues from our Consumer Products segment during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year was attributable to a growing level of awareness of information security threats around the world. The increase in our Consumer Products revenue was due primarily to increased sales of our Norton Internet Security products of $38 million and $90 million, which consisted of higher product content update subscriptions revenue, partially offset by lower license revenue, and of our Norton System Works products of $9 million and $22 million during the three and six-month periods ended September 30, 2005, respectively, as compared to the comparable periods last year. The majority of this increase in revenue was booked through our electronic distribution channel that includes original equipment manufacturer, or OEM, subscriptions, upgrades, online sales, and renewals. The increase during the three-month period ended September 30, 2005 was offset by a decrease in sales of our Norton AntiVirus products as we continue to focus on migrating our customers to the Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment.
      During the three months ended September 30, 2005 we experienced a delay in the release of our 2006 consumer products, which resulted in lower than expected revenue for consumer products for the quarter and a higher level of unfulfilled license orders for these products at the end of the quarter.

Net Revenues from our Enterprise Security Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Enterprise Security revenues	$259,257	$232,932	$525,349	$444,873
Percentage of total net revenues	25%	38%	30%	38%
Period over period increase	$26,325		$80,476
	11%		18%
      The increase in our Enterprise Security revenue was due to increased growth from our anti spam products offset by lower growth from our Enterprise AntiVirus products. Specifically, the increase in our Enterprise Security revenue was due primarily to an increase of $10 million and $35 million in sales of our Enterprise AntiVirus products, and an increase of $14 million and $31 million in sales of our anti spam products during the three and six-month periods ended September 30, 2005, respectively, as compared to the comparable periods last year.

Net Revenues from our Data Protection Segment
      The Data Protection segment is comprised of products acquired through the VERITAS acquisition. Revenue from our Data Protection segment was $209 million and was comprised primarily of revenue related to Backup Exec products and NetBackup products of $103 million and $91 million during each of the three and six-month periods ended September 30, 2005, respectively.

Net Revenues from our Storage and Server Management Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Storage and Server Management revenues	$201,991	$64,629	$269,044	$125,890
Percentage of total net revenues	19%	10%	15%	11%
Period over period increase	$137,362		$143,154
	*		*

*	Percentage not meaningful
      The increase in revenues from our Storage and Server Management segment was due primarily to sales of products acquired through the VERITAS acquisition, which contributed $139 million of net revenues during each of the three and six-month periods ended September 30, 2005. This amount was offset slightly by the continued decline in sales of our PcAnywhere product.

Net Revenues from our Services Segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Services revenues	$40,408	$5,276	$50,105	$10,526
Percentage of total net revenues	4%	1%	3%	1%
Period over period increase	$35,132		$39,579
% increase	*		*

*	Percentage not meaningful
      The increase in revenue from our Services segment during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year was primarily due to services related to the VERITAS acquisition, which contributed $29 million during each of the periods. In addition, the increase was due to an increase in our security consulting services of $7 million and $12 million during the three and six-month periods ended September 30, 2005, respectively, as compared to the comparable periods last year. We expect that our services revenue will continue to increase in the future.

Net Revenues from our Other Segment
      Revenues from our Other segment during the three and six-month periods ended September 30, 2005 and 2004 were insignificant.

Net Revenues by Geographic Region

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
North America (U.S. and Canada)	$558,386	$321,043	$931,875	$619,262
Percentage of total net revenues	53%	52%	53%	53%
Period over period increase	$237,343		$312,613
% increase	74%		50%
EMEA (Europe, Middle East, Africa)	$329,351	$201,046	$547,561	$370,867
Percentage of total net revenues	31%	32%	31%	32%
Period over period increase	$128,305		$176,694
% increase	64%		48%
Asia Pacific	$74,396	$34,672	$113,548	$65,093
Percentage of total net revenues	7%	6%	6%	5%
Period over period increase	$39,724		$48,455
% increase	*		74%
Japan	$75,525	$50,957	$132,272	$99,404
Percentage of total net revenues	7%	8%	8%	8%
Period over period increase	$24,568		$32,868
% increase	48%		33%
Latin America	$18,206	$10,595	$30,550	$20,321
Percentage of total net revenues	2%	2%	2%	2%
Period over period increase	$7,611		$10,229
% increase	72%		50%

*	Percentage not meaningful
      The increase in net revenues in international regions during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year was primarily due to sales of products acquired through the VERITAS acquisition, which contributed $183 million of international net revenues during each of the periods, and to a lesser extent, to increased sales of our Norton Internet Security products in our Consumer Products segment and our antivirus products in our Enterprise Security segment in those regions. We believe this increase in sales of our Norton Internet Security products is attributable to increased customer awareness related to information security threats. Foreign currency exchange rate fluctuations did not have a material impact on our international revenue growth during the three and six-month periods ended September 30, 2005. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
Cost of Revenue

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Cost of Revenue	$313,442	$109,219	$430,237	$209,480
Gross margin	70%	82%	75%	82%
Period over period increase	$204,223		$220,757
% increase	*		*

*	Percentage not meaningful

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
      Gross margin decreased during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year due primarily to increased amortization of acquired product rights as a result of certain identifiable intangibles acquired through the VERITAS acquisition. Costs for services and technical support also increased during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year.

Cost of Content, Subscriptions, and Maintenance

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Cost of content, subscriptions, and maintenance	$173,347	$83,492	$272,027	$159,781
As a % of related revenue	24%	19%	21%	20%
Period over period increase	$89,855		$112,246
% increase	*		70%

*	Percentage not meaningful
      Cost of content, subscriptions, and maintenance consists primarily of royalty expense, technical support costs, and distribution costs. Cost of content, subscriptions and maintenance increased as a percentage of the related revenue during the three and six-month periods ended September 30, 2005, due primarily to sales of products acquired through the VERITAS acquisition, which contributed $73 million in additional cost of content, subscriptions, and maintenance.

Cost of Licenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Cost of licenses	$10,623	$12,523	$17,725	$25,245
As a % of related revenue	3%	7%	4%	7%
Period over period decrease	$(1,900)		$(7,520)
% decrease	(15)%		(30)%

*	Percentage not meaningful
      Cost of licenses consists primarily of distribution costs and royalty expenses. Cost of licenses decreased as a percentage of the related revenue during the three and six-month periods ended September 30, 2005, as compared to the comparable periods last year, due primarily to a decrease in distribution costs resulting from a decrease in sales of consumer products, which was partially offset by an increase in cost of licenses from sales of products acquired through the VERITAS acquisition.

Amortization of Acquired Product Rights
      Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Acquired product rights are comprised of developed technologies, patents, and revenue-related order backlog and contracts from acquired companies. Amortization of acquired product rights was $129 million and $140 million during the three and six-month periods ended September 30, 2005, respectively, as compared to $13 million and $24 million during the comparable 2004 periods. The increased amortization is primarily associated with the VERITAS acquisition, for which amortization began in July 2005. In connection with the VERITAS acquisition, we recorded $1 billion in acquired product rights which will be amortized over their useful lives of three months to five years. For further discussion of acquired product rights and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
Operating Expenses

Sales and Marketing Expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Sales and marketing	$401,674	$201,886	$612,783	$389,818
Percentage of total net revenues	38%	33%	35%	33%
Period over period increase	$199,788		$225,965
% increase	99%		57%
      The increase in sales and marketing expenses during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year was due primarily to the VERITAS acquisition, which contributed $188 million in additional sales and marketing expenses during each of the periods. The remaining increase in sales and marketing expenses was due primarily to an increase in employee headcount from company growth, resulting in additional employee compensation cost.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Research and development	$187,313	$83,816	$278,546	$156,700
Percentage of total net revenues	18%	14%	16%	13%
Period over period increase	$103,497		$121,846
% increase	*		78%

*	Percentage not meaningful
      The increase in research and development expenses during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year was due primarily to the VERITAS acquisition, which contributed $104 million in additional research and development expenses during each of the periods.

General and Administrative Expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
General and administrative	$59,379	$27,578	$89,767	$51,863
Percentage of total net revenues	6%	4%	5%	4%
Period over period increase	$31,801		$37,904
% increase	*		73%

*	Percentage not meaningful
      The increase in general and administrative expenses during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year was due primarily to the VERITAS acquisition, which contributed $27 million in additional general and administrative expenses during each of the periods. The remaining increase in general and administrative expenses was due primarily to an increase in employee headcount from company growth, resulting in additional employee compensation cost.

Amortization of Other Intangible Assets from Acquisitions
      Other intangible assets from acquisitions are comprised of customer base and trade names. Amortization of other intangible assets was $48 million and $50 million during the three and six-month periods ended September 30, 2005, respectively, as compared to $1 million and $2 million during the comparable 2004 periods. The increased amortization is primarily associated with the VERITAS acquisition, for which amortization began in July 2005. In connection with the VERITAS acquisition, we recorded $2 billion in other intangible assets which will be amortized over their useful lives of 8 to 10 years. For further discussion of other intangible assets from acquisitions and related amortization, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Amortization of Deferred Stock-based Compensation

	Three Months
	Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Sales and marketing	4,457	246	5,263	246
Research and development	6,763	337	7,868	337
General and administrative	2,169	56	3,043	56

Total amortization of deferred stock-based compensation	$13,389	$639	$16,174	$639

      In connection with the acquisition of VERITAS in July 2005, we assumed VERITAS stock options and RSUs and converted them into options to purchase 66 million shares of Symantec common stock and 425,000 Symantec RSUs. The fair value of the assumed stock options was $688 million using the Black-Scholes valuation model with the following weighted average assumptions: volatility of 36%, risk-free interest rate of 3.4%, expected life of 3.5 years, and dividend yield of zero. The fair value of the RSUs was $11 million based on the intrinsic value of the underlying shares on the announcement date. The intrinsic value of the unvested options and RSUs was valued at $63 million and was recorded in deferred stock-based compensation within Stockholders’ equity in the Condensed Consolidated Balance Sheets during the September 2005 quarter. We recorded amortization of deferred stock-based compensation related to the assumed VERITAS stock options and RSUs of $11 million during the three-month period ended September 30, 2005.
      In connection with the acquisition of Brightmail in June 2004, we assumed Brightmail stock options and converted them into options to purchase Symantec common stock. The intrinsic value of the assumed unvested stock options was $21 million and was recorded in deferred stock-based compensation within Stockholders’ Equity in the Condensed Consolidated Balance Sheet during fiscal 2005. We recorded amortization of deferred stock-based compensation related to the assumed Brightmail stock options of $2 million and $4 million during the three and six-month periods ended September 30, 2005, respectively.

Patent Settlement
      On May 12, 2005, we resolved the Altiris patent litigation matters with a cross-licensing agreement that resolved all legal claims between the companies. As part of the settlement, we paid Altiris $10 million for use of the disputed technology. Under the transaction, we expensed $2 million of patent settlement costs in the June 2005 quarter that was related to benefits we received in and prior to the June 2005 quarter. The remaining $8 million was capitalized and is being amortized to Cost of revenues in the Condensed Consolidated Statements of Operations over the remaining life of the primary patent, which expires in May 2017.

Acquired In-process Research and Development (IPR&D)
      During the three-month period ended September 30, 2005, we wrote off $284 million of IPR&D in connection with our acquisition of VERITAS, completed in July 2005. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. At the time of the acquisition, VERITAS was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0 and various other projects. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, it was estimated that these IPR&D development efforts would be completed over the next 12 to 18 months at an estimated total cost of $120 million. At September 30, 2005, the development efforts were continuing on schedule with no significant additional costs.
      The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by VERITAS and its competitors.
      The rate utilized to discount the net cash flows to their present value was based on VERITAS’ weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 13.5% was deemed appropriate for valuing the IPR&D.
      The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
      During the six-month period ended September 2004 we wrote-off $2 million of IPR&D in connection with our acquisition of Brightmail, completed in June 2004. The Brightmail IPR&D related to the third generation of Brightmail’s anti spam product offering. The efforts required to develop the acquired IPR&D principally related to the completion of all planning, design, development, and testing activities that were necessary to establish that the product could be produced to meet its design specifications, including features, functions, and performance. We determined the fair value of the acquired IPR&D by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Restructuring
      As of September 30, 2005, we had a restructuring reserve of $54 million, of which $25 million was included in Other accrued expenses in the Condensed Consolidated Balance Sheet and $29 million was included in Other long-term liabilities in the Condensed Consolidated Balance Sheet. The restructuring reserve consists of $50 million related to a restructuring reserve assumed from VERITAS in connection with the acquisition, $2 million related to restructuring costs as a result of the VERITAS acquisition, and $2 million related to our fiscal 2002 restructuring plan.

      In connection with the VERITAS acquisition, we assumed a restructuring reserve for $53 million related to the 2002 VERITAS facility restructuring plan. During the quarter ended September 30, 2005, we paid $3 million related to this reserve. The remaining reserve amount of $50 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of costs are currently scheduled to be paid by the year ending December 31, 2010.
      The estimates related to the 2002 VERITAS restructuring reserve may vary significantly depending, in part, on the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates and the outcome of negotiations with lessors regarding terminations of some of the leases. Some of these factors are beyond our control. Adjustments to the 2002 VERITAS restructuring reserve will be made if actual lease exit costs or sublease income differ materially from amounts currently expected.
      During the three months ended September 30, 2005, we recorded $1 million of restructuring costs, as a result of the VERITAS acquisition, which related to excess facilities costs, severance, associated benefits, and outplacement services. During the six months ended September 30, 2005, we recorded $5 million of restructuring costs, of which $1 million related to excess facilities costs and $4 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the VERITAS acquisition. During the three and six months ended September 30, 2005, payments of $1 million and $3 million, respectively, were made against the restructuring reserve. We expect the remaining balance to be paid by the end of fiscal 2006.
      The fiscal 2002 restructuring reserve consists of the costs of excess facilities in Europe and Eugene, Oregon, net of sublease income. During the three and six months ended September 30, 2005, no significant amounts were paid and we expect the remaining reserve balance to be utilized by the end of fiscal 2007.
      See Note 4 of the Notes to Condensed Consolidated Financial Statements for information on the acquisition related costs incurred in connection with the VERITAS acquisition.

Integration Planning
      In connection with our acquisition of VERITAS, we recorded integration planning costs of $5 million and $13 million during the three and six-month periods ended September 30, 2005, respectively, which consisted primarily of costs incurred for consulting services and other professional fees.

Non-operating Income and Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Interest and other income, net	$39,963	$10,723	$62,721	$21,161
Interest expense	(7,503)	(5,291)	(7,503)	(10,582)

Total	$32,460	$5,432	$55,218	$10,579

Percentage of total net revenues	3%	1%	3%	1%
Period over period increase	$27,028		$44,639
% increase	*		*

*	Percentage not meaningful
      The increase in interest and other income, net during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year was due primarily to a higher average investment balance, due to the cash acquired through the VERITAS acquisition, and higher average interest rates.
      Interest expense during the three and six months ended September 30, 2005 was due primarily to the interest and accretion related to the 0.25% convertible subordinated notes that were assumed in connection with the acquisition of VERITAS. In August 2003, VERITAS issued $520 million of 0.25% convertible subordinated notes due August 1, 2013. For further discussion of the 0.25% convertible subordinated notes, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
      Interest expense during the three and six-month periods ended September 2004 was related to the issuance of our $600 million 3% convertible subordinated notes in October 2001. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70 million shares of our common stock and the remainder was redeemed for cash. We have not incurred further interest expense with respect to these notes as a result of the conversion.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
Provision for income taxes	$25,441	$61,926	$81,884	$117,054
Effective income tax rate	(11)%	31%	281%	32%
      The effective tax rates for the three and six months ended September 30, 2005 reflect the impact of the IPR&D charge in the September 2005 quarter which is nondeductible for tax reporting purposes. Excluding the charge for IPR&D, and excluding a tax benefit attributable to a reversal of fiscal 2005 tax expense due to technical corrections to the American Jobs Creation Act of 2004, the effective tax rate for the six months ended September 30, 2005 is approximately 33%. This rate represents our current estimated annual effective tax rate and is lower than the U.S. Federal and state combined tax rate due to a lower statutory tax rate on income generated by our Irish operations.
      The rate for the three and six months ended September 30, 2004 is lower than the U.S. Federal and state combined tax rate due to a lower statutory tax rate on income generated by our Irish operations.
      Realization of our net deferred tax assets as of September 30, 2005 is dependent primarily upon future United States taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized, based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Risk Factors set forth in this report. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.
American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings
      During the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries which qualified for the 85% dividends received deduction under the provisions of the American Jobs Creation Act, or the Jobs Act, enacted in October 2004. We recorded a tax charge for this repatriation of $54 million in the March 2005 quarter.
      In May 2005, clarifying language was issued by the U.S. Department of Treasury and the Internal Revenue Service with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act. As a result of this clarifying language, we reduced the tax expense attributable to the repatriation by approximately $20 million in the June 2005 quarter, which reduced the cumulative tax charge on the repatriation to $34 million. During the September 2005 quarter, additional clarifying language was issued regarding the treatment of certain deductions attributable to the earnings repatriation. The result of this clarification was a further reduction of tax expense of approximately $2 million during the September 2005 quarter, thus reducing the cumulative charge on the repatriation to $32 million.

Liquidity and Capital Resources

	Six Months Ended
	September 30,

	2005	2004

	(In thousands)
Net cash provided by (used in):
Operating activities	$674,107	$469,297
Investing activities	2,301,376	(696,078)
Financing activities	(2,235,850)	(28,683)
Effect of exchange rate fluctuations on cash and cash equivalents	(24,660)	4,876

Increase (decrease) in cash and cash equivalents	$714,973	$(250,588)

      As of September 30, 2005, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $4 billion, of which $2 billion was held domestically.
      On July 2, 2005, we completed our acquisition of VERITAS and acquired its cash, cash equivalents, and short-term investments of approximately $2.9 billion and assumed contingently convertible debt with a principal amount of $520 million due August 1, 2013 and a short-term loan with a principal amount of EURO 411 million. The convertible debt may be converted by the holders at any time into 24.37288 shares of Symantec common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Upon conversion, we would be required to pay the holder the cash value of the applicable number of shares of Symantec common stock ($22.66 per share at September 30, 2005), up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at Symantec’s option. Interest payments of 0.25% per annum on the principal amount are payable semi-annually in arrears on February 1 and August 1 of each year. On or after August 5, 2006, we have the option to redeem all or a portion of the notes at a redemption price equal to the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon a fundamental change involving Symantec, holders have the right to require us to repurchase the notes at a repurchase price equal to the principal amount, plus accrued and unpaid interest. The entire balance of the short-term loan with a principal balance of EURO 411 million was paid off on July 7, 2005.
      On January 16, 2001, the Board of Directors approved a plan to repurchase up to $700 million of Symantec common stock. The plan had a repurchase limitation of 60 million shares, and did not have an expiration date. In January 2004, the Board increased the authorized amount for share repurchases by $240 million without a repurchase limitation, and increased that amount again by $300 million in October 2004. On March 28, 2005, the Board increased the authorized amount for share repurchases by $3 billion, effective upon completion of our acquisition of VERITAS on July 2, 2005. The repurchase plan does not include a repurchase limitation or an expiration date. We commenced repurchases using the $3 billion authorization on August 2, 2005 and anticipate completing all repurchases under this authorization by the end of November 2005. As of September 30, 2005, approximately $2 billion remained authorized for stock repurchases.
      During the September 2005 quarter, we reduced our income taxes payable liability by approximately $37 million due to a favorable development in a Tax Court case involving the allocation of the tax deductions from stock option compensation to a foreign subsidiary. The majority of this liability release was credited to capital in excess of par value as the underlying tax benefits realized are attributable to stock option compensation.
      We believe that our cash balances, including those assumed by the acquisition of VERITAS, as well as cash that we generate over time from our combined operations, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating Activities
      Net cash provided by operating activities during the six months ended September 30, 2005 resulted largely from a net loss of $53 million offset by non-cash depreciation and amortization charges of $272 million and the write off of IPR&D of $284 million related to the acquisition of VERITAS. Operating cash also resulted from strong cash collections reflected as a decrease in accounts receivable of $110 million as well as an increase in other accrued expenses primarily related to the repurchase of common stock which occurred at the end of September 2005 and was paid subsequent to quarter end. These factors were partially offset by cash payments related to taxes.
      Net cash provided by operating activities during the six months ended September 30, 2004 resulted largely from net income of $253 million, plus non-cash depreciation and amortization charges of $61 million and the income tax benefit from employee stock plans of $60 million. In addition, deferred revenue increased by $157 million, offset by an increase in accounts receivable of $57 million.

Investing Activities
      Net cash provided by investing activities during the six months ended September 30, 2005 was primarily the result of net sales of short-term investments of $1 billion and cash acquired through the acquisition of VERITAS, net of acquisition costs of $1 billion. These amounts were offset by capital expenditures of $82 million.
      Net cash used in investing activities during the six months ended September 30, 2004 was primarily the result of $298 million of cash payments made in connection with the acquisition of Brightmail and net purchases of short-term investments of $327 million.

Financing Activities
      We have operated a stock repurchase program since 2001. On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. We commenced repurchases under the $3 billion authorization on August 2, 2005 and anticipate completing the repurchases by the end of November 2005.
      During the six-month period ended September 30, 2005, we repurchased 84 million shares at prices ranging from $18.33 to $22.51 per share for an aggregate amount of $2 billion. During the six-month period ended September 30, 2004, we repurchased 5 million shares at prices ranging from $21.42 to $24.62 per share for an aggregate amount of $120 million. As of September 30, 2005, approximately $2 billion remained authorized for stock repurchases, without any specific limit on the number of shares to be repurchased, based on the $3 billion authorization described above and prior stock repurchase authorizations. For further information regarding stock repurchases, see Part II, Item 2, Unregistered Sales of Equity Securities and use of Proceeds in this report.
      In addition, during the six-month periods ended September 30, 2005 and 2004, we received $81 million and $91 million, respectively, from the sale of our common stock through employee benefit plans.

Contractual Obligations and Off-Balance Sheet Arrangements
      The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations, and cash flows. The following table summarizes our fixed contractual obligations and commitments as of September 30, 2005:

		Payments Due In
	Total
	Payments		Fiscal 2007	Fiscal 2009	Fiscal 2011
	Due	Fiscal 2006(1)	and 2008	and 2010	and thereafter

	(In thousands)
Convertible subordinated notes(2)	$520,000	$—	$520,000	$—	$—
Purchase obligations(3)	$204,105	$204,105	$—	$—	$—
Operating leases(4)	$413,040	$45,296	$142,216	$85,451	$140,077

Total contractual obligations	$1,137,145	$249,401	$662,216	$85,451	$140,077

(1)	Represents obligations for the last 2 quarters of fiscal year 2006.

(2)	Convertible subordinated notes, due August 1, 2013, assumed in connection with the VERITAS acquisition. On or after August 5, 2006, Symantec has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving Symantec, holders of the 0.25% Notes may require Symantec to repurchase their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are currently convertible at the option of the holder. If any holder elects to convert prior to August 1, 2006, Symantec would pay the holder the cash value of the applicable number of shares of Symantec common stock ($22.66 per share at September 30, 2005) up to the principal amount of the notes.

(3)	Purchase obligations are entered into in the normal course of our business. As of September 30, 2005, we had total purchase obligations of approximately $204 million, as compared with $79 million at March 31, 2005, as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The purchase obligations as of September 30, 2005 include certain commitments assumed in connection with the VERITAS acquisition and post-acquisition integration activities.

(4)	We lease office space in various places around the world. As of September 30, 2005, we had total operating lease commitments of $414 million, as compared with $119 million, as previously disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The operating lease commitments as of September 30, 2005 include operating leases assumed in connection with the VERITAS acquisition.

Development Agreements
      During the June 2005 quarter, we entered into agreements in connection with the construction of buildings in Springfield (Oregon) and Culver City (California). Payment is contingent upon the achievement of certain agreed-upon milestones. Certain milestones were met in the September 2005 quarter resulting in payments of $13 million. The remaining commitment is $37 million as of September 30, 2005.
      During the March 2005 quarter, we entered into a development agreement in connection with the refurbishment of a building in Dublin (Ireland). Payment of this amount is contingent upon the achievement of certain agreed-upon milestones. Certain milestones were met in the September 2005 quarter resulting in payments of $17 million. The remaining commitment is $8 million as of September 30, 2005.

Recent Acquisitions
      On October 2, 2005, we entered into an agreement to acquire BindView Development Corporation, a maker of computer-network management and security software, for an estimated purchase price of $209 million, excluding acquisition related costs. The acquisition is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of closing conditions.
      On October 5, 2005, we completed the acquisition of WholeSecurity, Inc., a leading provider of behavior-based security and anti-phishing technology, for $66 million in cash, including an insignificant amount for acquisition-related expenses.
      On October 10, 2005, we completed the acquisition of Sygate Technologies, a technology leader in endpoint compliance solutions for $163 million in cash, including an insignificant amount for acquisition-related expenses.

Royalties
      We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue and has not been included in the table above. Certain royalty commitments have minimum commitment obligations; however, as of September 30, 2005 all such obligations are immaterial.

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
Recent Accounting Pronouncements
      In June 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, FAS 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or the EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations. The effects will depend on the respective laws adopted by the EU member countries.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations. See Stock-Based Compensation in Note 1 of the Notes to Condensed Consolidated Financial Statements for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 will not have a material impact on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued FSP FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109. We do not expect FSP FAS 109-1 to have a material impact on our consolidated financial position, results of operations, or cash flows.
Risk Factors
      The acquisition of VERITAS may result in dilution of net income per share. We expect that the acquisition of VERITAS will result in a decrease in our overall revenue growth rate and gross margin. The acquisition could also fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. As a result of these or other factors, the acquisition may not result in improved net income per share.
      If we fail to successfully integrate the operations of VERITAS, the combined company may not realize the potential benefits of the acquisition. The integration of Symantec and VERITAS is a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. Following the completion of the acquisition, Symantec and VERITAS expect to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in the continued integration of these operations, any of which could negatively impact our business and harm our results of operations and financial condition:

•	Failure to successfully manage relationships with customers, partners, and vendors

•	Failure of customers to accept new products or services or to continue using the products and services of the combined company

•	Difficulties in successfully integrating the management, sales force, and employees of Symantec and VERITAS

•	Challenges encountered in managing larger, more geographically dispersed operations

•	Loss of key management personnel and employees

•	Diversion of the attention of management from other primary business matters

•	Potential incompatibility of technologies and business processes and systems

•	Potential impairment charges resulting from the write-down of the carrying value of acquired intangible assets

•	Potential incompatibility of business cultures and practices
      If the combined company’s operations do not meet the expectations of existing customers of Symantec or VERITAS, then these customers may cease doing business with the combined company altogether, which would harm our results of operations and financial condition.
      Fluctuations in our quarterly financial results have affected the price of our common stock in the past and could affect our stock price in the future. Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future. In addition, our acquisition of VERITAS makes it more difficult for us to predict, and securities analysts to develop expectations regarding, our future financial results due to the risks associated with the complexity of our combined business and the integration of our management teams and operations. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock or securities convertible into, or exercisable for, our common stock. You should not rely on the results of prior periods as predictors of our future performance.
      Factors associated with the conduct of our business may cause fluctuations in our quarterly financial results. A number of factors associated with the operation of our business may cause our quarterly financial results to fluctuate, including our ability to:

•	Effectively align sales resources to meet customer needs and address market opportunities

•	Timely release new or enhanced versions of our products

•	Effectively manage the integration of recent acquisitions

•	Effectively respond to competitive pressures

•	Effectively manage our operating expense levels
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
      Factors associated with our industry and the markets for our products may cause fluctuations in our quarterly financial results. A number of factors associated with our industry and the markets for our products, many of which are outside our control, may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Competitive pricing pressure across consumer channels and our enterprise security business

•	Timing and impact of threat outbreaks (e.g. worms and viruses)

•	Cancellation, deferral, or limitation of orders by customers

•	Fluctuations in foreign currency exchange rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions
      Any of the foregoing factors could cause the trading price of our common stock to fluctuate significantly.
      The timing of orders by customers and channel partners may cause fluctuations in our quarterly financial results. The timing and amount of orders by customers and channel partners and seasonality in their buying patterns may cause our quarterly results to fluctuate. The risk of quarterly fluctuations is increased by the fact that a significant portion of our quarterly net revenues has historically been generated during the last month of each fiscal quarter. Most resellers have made a majority of their purchases at the end of a fiscal quarter. In addition, many enterprise customers negotiate site licenses near the end of each quarter. License orders and renewals for our consumer security products have historically been higher in the December quarter due primarily to customer holiday spending patterns. License orders and renewals for our enterprise products have also historically been higher in the December quarter due to customer spending patterns and budget cycles and, in the case of VERITAS products, the impact of VERITAS’ compensation plans for its sales personnel. Due to the unpredictability of these buying patterns, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. If we do not achieve our forecasted results for a particular quarterly period, our stock price could decline significantly.
      Accounting charges may cause fluctuations in our quarterly financial results. Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired product rights

•	Impairment of goodwill

•	Stock-based compensation expense

•	Restructuring charges and reversals of those charges

•	Impairment of long-lived assets
      For example, in connection with our acquisition of VERITAS, we have recorded approximately $3 billion of intangible assets, including acquired product rights, and $9 billion of goodwill. We have recorded and will continue to record future amortization charges with respect to a portion of these intangible assets and stock-based compensation expense related to the stock options to purchase VERITAS common stock assumed by us. In addition, we will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year, regardless of events and circumstances. The foregoing types of accounting charges may also be incurred in connection with or as a result of other business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges.
      Our markets are competitive and our financial results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to competition or if existing or new competitors gain market share, our sales may decline or be impaired and we may experience a decline in the prices we can charge for our products, which could adversely affect our operating results. Our competitive position depends on several factors, including:

•	Our ability to respond to product price decreases implemented by our competitors

•	Our ability to adapt effectively to the continued development, acquisition, or licensing of technology or product rights by our competitors

•	Our ability to enhance our products or develop new products that are compatible with new hardware and operating systems

•	Our ability to adapt to changing technological demands

•	Our strategic decisions regarding the best allocation of our limited resources
      Our competitors include or may include the following:

•	Independent software vendors who may offer products that directly compete with our products or bundle their software products with software offered by another vendor either directly or as part of a hardware appliance

•	Large operating system providers and network equipment and computer hardware manufacturers who may include security, remote access, or storage tools in their product offerings

•	The internal development groups of storage hardware providers, many of whom are our strategic partners, who may develop their own Storage and Server Management software and utility computing infrastructure for their own storage and server hardware products

•	Internet service providers, or ISPs, that provide security functionality to their subscribers at no additional fee
      Microsoft has added security and remote access features to new versions of its operating system products. Microsoft has also recently announced the acquisition of companies that offer security products that compete more directly with our security products and its intent to acquire an e-mail security services company that competes with our services. In addition, Microsoft has recently announced an online subscription service that includes automated protection, maintenance, and performance tuning, which is expected to be available to the general public in the near future. Microsoft has also recently introduced a free beta version of an antispyware product for the consumer market, and has recently released a disk-based back-up and recovery product for its server based operating system. This disk-based back-up product interoperates with our Windows backup solutions, BackupExec and NetBackup. Some of the backup and recovery functionality of the Microsoft offering is competitive with our backup and recovery functionality. In the future, Microsoft may offer additional features or products that compete with our products.
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
      Several of our current and potential competitors have greater financial, technical, sales, marketing, or other resources than we do and consequently may have an ability to influence customers to purchase their products instead of ours. Our future and existing competitors could introduce products with superior features, scalability, and functionality at lower prices than our products, and could also bundle existing or new products with other more established products in order to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with our other competitors and ISPs such as AOL and Comcast. In addition, because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies in the software industry, we may face additional sources of competition in the future. If we do not adapt our business in the face of this competition, our business and operating results may be adversely affected.
      Because we derive a majority of our license revenues from sales of a few product lines, any decline in demand for these products could severely harm our ability to generate revenues. We derive a majority of our revenues from a limited number of software products, including our antivirus, Internet security, Data Protection, and Storage and Server Management products. In addition, our software products are concentrated within the markets for data security and data storage. As a result, we are particularly vulnerable to fluctuations in demand for these products, whether as a result of competition, product obsolescence, technological change, customer spending, or other factors. If our revenues derived from these software products were to decline significantly, our business and operating results would be adversely affected.
      We may not be able to achieve expected growth rates in sales of our products, particularly our consumer security products. Up until our most recent quarter, we had experienced a higher than expected rate of growth in sales of our consumer security protection products. We believe that historical growth rates for our consumer security protection products has been spurred by a number of factors, including increased broadband usage and increased awareness of security threats to consumer systems, including several well publicized viruses. The impact of these factors could diminish over time with greater market penetration, and the growth rates in sales of consumer security protection products may decline in the future.
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

•	Keeping pace with technological developments by competitors and customers

•	Extending the operation of our products to new platforms and operating systems

•	Entering into new and unproven markets with which we have limited experience, including security appliances, utility computing infrastructure, storage area networking, and storage resource management

•	Managing new product and service strategies, including integrating our various security and storage technologies, management, customer service, and support into a single enterprise security and storage solution

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards

•	Incorporating acquired products and technologies

•	Developing new sales channels

•	Obtaining source code licenses from operating system software vendors on reasonable terms
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
      VERITAS has reported a material weakness in its internal control over financial reporting, and we have not yet assessed the impact of this situation on our internal controls. As reported by VERITAS in its Form 10-Q for its fiscal quarter ended March 31, 2005, VERITAS concluded that its disclosure controls and procedures were not effective as of March 31, 2005 as a result of a material weakness in its internal control over financial reporting. VERITAS ceased to be a public reporting company prior to the filing of a quarterly report for its quarter ended June 30, 2005 and, therefore, did not express a conclusion as to the status of its disclosure controls and procedures as of that date. We have not assessed the impact that the material weakness referred to in the VERITAS’ quarterly report on Form 10-Q for the quarter ended March 31, 2005 will have on our internal control over financial reporting. We cannot assure you that such material weakness will not cause us to determine that our internal control over financial reporting is not effective as of the end of our current fiscal year.
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
      We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.
      If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired. Our future success depends upon the continued service of our key management, technical, sales, finance, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.
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
      If we fail to manage our distribution channels effectively, or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected. We sell our consumer products to individuals and small offices/home offices around the world through a multi-tiered distribution network. Our consumer products are available to customers through indirect channels that include distributors, retailers, direct marketers, Internet-based resellers, educational institutions, and ISPs, as well as through OEMs. We separately sell annual content update subscriptions directly to end users primarily via the Internet. We also sell some of our products and product upgrades through direct mail/email and over the Internet, in conjunction with channel partners. We sell our enterprise products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers, distributors, system integrators and OEMs.
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
      We are a party to several class action and derivative action lawsuits, which could require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows. We have been named as a party to several class action and derivative action lawsuits, and we may be named in additional litigation. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could negatively impact our business, results of operations, and cash flows.
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

      If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed. Our software and underlying technology are proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently, by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. In addition, any legal action to protect proprietary information that we may bring or be engaged in, alone or through our alliances with Business Software Alliance (BSA), or the Software & Information Industry Association (SIIA), could be expensive, may distract management from day-to-day operations and could lead to additional claims against us, which, if we are not successful in defending against, could have a negative impact on our operating results
      Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures. Because we offer very complex products, undetected errors, failures, or bugs may occur, especially when the products are first introduced or when new versions are released. Our products often are installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computer environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and by others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the period required to correct these errors.
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
      We have outsourced a substantial portion of our worldwide consumer support functions to third party service providers. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers.

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
      We are exposed to market risk related to fluctuations in market prices, interest rates, and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. All financial instruments used are in accordance with our global investment policy and global foreign exchange policy. We do not use derivative financial instruments for trading or speculative purposes.
      We also hold equity interests in several privately-held companies. These investments were recorded at cost, and are classified as Other long-term assets on the Condensed Consolidated Balance Sheets. These investments are inherently risky and we could lose our entire investment in these companies. As of September 30, 2005, these investments had an aggregate carrying value of $17 million.
Interest Rate Sensitivity
      We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments are classified as available-for-sale securities as of the balance sheet dates. Our available-for-sale securities are reported at fair market value and any unrealized gains and losses are included as a component of Stockholders’ equity in Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Our cash equivalents and short-term investments consist primarily of corporate securities, taxable auction rate securities, U.S. government and government-sponsored securities, and money market funds. The following table presents the fair value and hypothetical changes in fair market values of our significant financial instruments held as of September 30, 2005 that are sensitive to changes in interest rates (in thousands):

		Hypothetical Change in Fair Market Values Given an
		Interest Rate Increase (Decrease) of X Basis Points (bps)

Investment Portfolios	Fair Value	150 bps	100 bps	50 bps	(25 bps)	(75 bps)

Significant financial instruments	$3,163,004	$(21,656)	$(14,438)	$(7,219)	$3,609	$10,828
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
Exchange Rate Sensitivity
      We conduct business in 32 international currencies through our worldwide operations. We believe that the use of foreign exchange forward contracts should reduce the risks that arise from conducting business in international markets.
      We hedge risks associated with certain foreign currency cash, investments, receivables, and payables in order to minimize the impact of changes in foreign currency fluctuations on these assets and liabilities denominated in foreign currencies. Foreign exchange forward contracts as of September 30, 2005 were as follows (in millions):

		Resulting Increase (Decrease) in FV of
		Foreign Forward Exchange Contracts
		Given X% Appreciation (Devaluation)
		of Foreign Currency
	Notional
Foreign Forward Exchange Contracts	Amount	10%	5%	(5)%	(10)%

Purchased	$109	$10	$5	$(6)	$(12)
Sold	$435	$(39)	$(21)	$23	$48
      We believe that these foreign exchange forward contracts do not subject us to undue risk from the movement of foreign exchange rates because gains and losses on these contracts are offset by losses and gains on the underlying assets and liabilities. All contracts have a maturity of no more than 35 days. Gains and losses are included in Interest and other income, net, each period. We regularly review our hedging program and may make changes as a result of this review.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
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

(b)	Material Weakness in VERITAS’ Internal Controls
      On July 2, 2005, we completed the acquisition of VERITAS Software Corporation. As reported by VERITAS in its Form 10-K for its year ended December 31, 2004, VERITAS’ management made an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004. Based on this assessment, VERITAS’ management identified control deficiencies in VERITAS’ internal control over financial reporting that resulted in errors in accounting for software revenue recognition and concluded that, in the aggregate, these deficiencies constituted a material weakness in VERITAS’ internal control over financial reporting as of December 31, 2004.
      We have not completed our own assessment of these control deficiencies and their impact on our internal control over financial reporting. We expect to assess the effectiveness of our internal control over financial reporting, including the impact of the foregoing control deficiencies of VERITAS on our internal control over financial reporting, as of March 31, 2006. Accordingly, we cannot assure you that the material weakness described by VERITAS in its annual report on Form 10-K for the year ended December 31, 2004 will not cause us to determine that our internal control over financial reporting is not effective as of the end of our current fiscal year.

(c)	Changes in Internal Control over Financial Reporting.
      As a result of our acquisition of VERITAS, we have expanded our internal control over financial reporting to include some of VERITAS’ internal controls. We have consolidated many of the operations of VERITAS into our system of internal controls, but we have also added additional internal controls of VERITAS, including VERITAS’ enterprise resource planning system. In addition, we have developed new procedures to support VERITAS’ financial reporting and software revenue accounting processes. Except as described above, during our most recent quarter ended September 30, 2005, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Limitations on Effectiveness of Controls
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Stock repurchases during the three-month period ended September 30, 2005 were as follows:

				Dollar Value of
			Total Number of	Shares That
	Total		Shares Purchased	May yet be
	Number of	Average	Under Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs

				(In millions)
July 2, 2005 to July 29, 2005	136,500	$21.99	136,500	$3,467
July 30, 2005 to August 26, 2005	32,838,500	$21.71	32,838,500	$2,754
August 27, 2005 to September 30, 2005	51,194,500	$21.57	51,194,500	$1,650

TOTAL	84,169,500	$21.63	84,169,500

      On January 16, 2001, the Board of Directors approved a plan to repurchase up to $700 million of Symantec common stock. The plan had a repurchase limitation of 60 million shares, and did not have an expiration date. In January 2004, the Board increased the authorized amount for share repurchases by $240 million without a repurchase limitation, and increased that amount again by $300 million in October 2004. On March 28, 2005, the Board increased the authorized amount for share repurchases by $3 billion, effective upon completion of our acquisition of VERITAS on July 2, 2005. The repurchase plan does not include a repurchase limitation or an expiration date. We commenced repurchases using the $3 billion authorization on August 2, 2005 and anticipate completing all repurchases under this authorization by the end of November 2005. As of September 30, 2005, approximately $2 billion remained authorized for stock repurchases.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our Annual Meeting of Stockholders on September 16, 2005. At the meeting, our stockholders voted on the following two proposals, both of which were approved. Our stockholders cast their votes as follows:
Proposal 1: To elect the following nominees as directors:

Nominee	For	Withheld

Gary L. Bloom	1,028,956,227	16,561,522
Michael Brown	1,036,707,664	8,810,085
William T. Coleman	1,037,040,366	8,477,383
David L. Mahoney	1,037,016,694	8,501,055
Robert S. Miller	903,400,201	142,117,548
George Reyes	1,037,089,867	8,427,882
David Roux	1,034,442,593	11,075,156
Daniel H. Schulman	1,036,986,407	8,531,342
John W. Thompson	1,015,775,746	29,742,003
V. Paul Unruh	1,036,913,582	8,604,167
Proposal 2: To ratify the appointment of KPMG LLP as Symantec’s independent auditors for the 2006 fiscal year:

			Broker
For	Against	Abstain	Non-votes

1,035,375,419	4,240,425	5,901,867	—

Item 6.	Exhibits

Exhibit
Number		Exhibit Description

10	.01*	Form of FY06 Executive Annual Incentive Plan

10	.02*	Form of FY06 Executive Supplemental Annual Incentive Plan

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Gregory E. Myers
Chief Financial Officer and Senior Vice President of Finance
Date: November 8, 2005

Exhibit Index

Exhibit
Number		Exhibit Description

10	.01*	Form of FY06 Executive Annual Incentive Plan

10	.02*	Form of FY06 Executive Supplemental Annual Incentive Plan

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.