Form 10-Q/A
period 2005-09-30
SYMANTEC CORP
filed 2006-02-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

SYMANTEC CORPORATION
FORM 10-Q/A
Amendment No. 1
Quarterly Period Ended September 30, 2005
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Symantec Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 is to correct a misclassification in our Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2005 and to reclassify certain revenue items in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and 2004.
In the Condensed Consolidated Statement of Cash Flows, we have reclassified $145 million from Other accrued expenses within Net cash provided by operating activities to Repurchases of common stock within Net cash used in financing activities. This reclassification does not have an impact on Ending cash and cash equivalents, or on the Increase in cash and cash equivalents, for the impacted period. In the Condensed Consolidated Statements of Operations, we have reclassified revenue between Content, subscriptions, and maintenance revenue and Licenses revenue. This reclassification does not have an impact on Total net revenues, Net income (loss) or Net income (loss) per share for the impacted periods. The nature and impact of these adjustments are described more fully in Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/ A.
For ease of reference, this Form 10-Q/ A restates the Form 10-Q for the fiscal quarter ended September 30, 2005 in its entirety. This Form 10-Q/ A does not reflect events after the filing of the original Form 10-Q with the Securities and Exchange Commission on November 9, 2005 and does not modify or update disclosures as originally filed, except in Part I — Item 4, and as required to reflect the effects of the reclassifications described above. Specifically, the following items have been amended:

•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 4 — Controls and Procedures

•	Part II — Item 6 — Exhibits

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005

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

	(Unaudited)
	(In thousands, except per share data)
	(As restated)
Net revenues:
Content, subscriptions, and maintenance	$717,155	$466,339	$1,286,009	$877,196
Licenses	338,709	151,974	469,797	297,751

Total net revenues	1,055,864	618,313	1,755,806	1,174,947
Cost of revenues:
Content, subscriptions, and maintenance	173,347	83,492	272,027	159,781
Licenses	10,623	12,523	17,725	25,245
Amortization of acquired product rights	129,472	13,204	140,485	24,454

Total cost of revenues	313,442	109,219	430,237	209,480

Gross profit	742,422	509,094	1,325,569	965,467
Operating expenses:
Sales and marketing	401,674	201,886	612,783	389,818
Research and development	187,313	83,816	278,546	156,700
General and administrative	59,379	27,578	89,767	51,863
Amortization of other intangible assets from acquisitions	48,309	1,142	50,048	2,034
Amortization of deferred stock-based compensation(1)	13,389	639	16,174	639
Acquired in-process research and development	284,000	—	284,000	2,262
Restructuring	1,452	1,916	4,926	2,776
Integration planning	5,253	—	13,154	—
Patent settlement	—	—	2,200	—

Total operating expenses	1,000,769	316,977	1,351,598	606,092

Operating income (loss)	(258,347)	192,117	(26,029)	359,375
Interest and other income, net	39,963	10,723	62,721	21,161
Interest expense	(7,503)	(5,291)	(7,503)	(10,582)

Income (loss) before income taxes	(225,887)	197,549	29,189	369,954
Provision for income taxes	25,441	61,926	81,884	117,054

Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900

Net income (loss) per share — basic	$(0.21)	$0.22	$(0.06)	$0.40
Net income (loss) per share — diluted	$(0.21)	$0.19	$(0.06)	$0.35
Shares used to compute net income (loss) per share — basic	1,172,130	629,730	941,727	627,124
Shares used to compute net income (loss) per share — diluted	1,172,130	736,538	941,727	735,644

(1)	Amortization of deferred stock-based compensation is allocated as follows:

Sales and marketing	$4,457	$246	$5,263	$246
Research and development	6,763	337	7,868	337
General and administrative	2,169	56	3,043	56

	$13,389	$639	$16,174	$639

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
	(As restated)
OPERATING ACTIVITIES
Net income (loss)	$(52,695)	$252,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	80,830	43,438
Accretion of fair market value adjustment related to convertible subordinated notes	5,400	1,582
Amortization of investments, net	(20,485)	(14,053)
Amortization and write-off of acquired product rights	140,485	27,229
Amortization of other intangible assets from acquisitions	50,048	2,034
Impairment of equity investments	236	284
Write-off of property and equipment	1,332	2,477
Amortization of deferred stock-based compensation	16,174	639
Write-off of acquired in-process research and development	284,000	2,262
Deferred income taxes	(103,384)	(612)
Income tax benefit from stock options	61,621	59,996
Net changes in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	109,547	(56,866)
Inventories	4,632	(5,347)
Other current assets	(55,874)	(19,689)
Other long-term assets	4,600	1,669
Accounts payable	49,806	17,034
Accrued compensation and benefits	(44,296)	(14,859)
Deferred revenue	47,702	156,827
Other accrued expenses	(17,766)	319
Income taxes payable	(17,884)	12,591
Other long-term obligations	(14,760)	(558)

Net cash provided by operating activities	529,269	469,297
INVESTING ACTIVITIES:
Capital expenditures	(81,733)	(39,040)
Cash acquired in (payments for) business acquisitions, net	1,122,854	(328,602)
Purchase of equity investments	(6,483)	(1,100)
Purchases of marketable securities	(1,651,282)	(1,046,685)
Proceeds from sales of marketable securities	2,918,020	719,349

Net cash provided by (used in) investing activities	2,301,376	(696,078)
FINANCING ACTIVITIES:
Repurchases of common stock	(1,680,205)	(119,953)
Net proceeds from sales of common stock under employee stock benefit plans	80,655	91,270
Repayment of line of credit	(491,462)	—

Net cash used in financing activities	(2,091,012)	(28,683)
Effect of exchange rate fluctuations on cash and cash equivalents	(24,660)	4,876

Increase (decrease) in cash and cash equivalents	714,973	(250,588)
Beginning cash and cash equivalents	1,091,433	839,162

Ending cash and cash equivalents	$1,806,406	$588,574

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisitions	$13,196,850	$22,578

Payable for repurchases of common stock	$144,838	—

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(As restated)

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
      On July 2, 2005, we completed our acquisition of VERITAS Software Corporation, or VERITAS, a leading provider of software and services to enable utility computing. As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock as of July 2, 2005. In addition, we assumed each outstanding option to purchase VERITAS common stock with an exercise price equal to or less than $49.00 as well as each additional option required to be assumed by applicable law, and we also assumed each restricted stock unit, or RSU, to purchase VERITAS common stock based on the same exchange ratio. The results of operations of VERITAS have been included in our results of operations beginning on July 2, 2005. See Note 5 of the Condensed Consolidated Financial Statements for pro forma results of operations of Symantec and VERITAS.
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
      All Symantec share and per share amounts in this Form 10-Q/A retroactively reflect the two-for-one stock split, effected as a stock dividend, which occurred on November 30, 2004.
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
Stock-Based Compensation
      We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. As discussed in Note 5 of the Condensed Consolidated Financial Statements, in connection with the acquisition of VERITAS, we assumed outstanding options to purchase shares of VERITAS common stock and converted them into options to purchase 66 million shares of Symantec common stock.
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

Note 2.	Restatement of Condensed Consolidated Financial Statements
      Subsequent to the filing of our Form 10-Q for the quarter ended September 30, 2005, we identified a classification error in our Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2005 and determined to reclassify certain items within Net revenues in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and 2004. As a result, we have restated the accompanying Condensed Consolidated Financial Statements for the three and six months ended September 30, 2005 and 2004 to reflect the correction of this error and the reclassifications. The restatement has no impact on our previously reported Net income (loss), Net income (loss) per share, Cash and cash equivalents, or the Condensed Consolidated Balance Sheets.

Condensed Consolidated Statements of Operations
      We have reclassified certain components of Net revenues previously reported as Licenses to Content, subscriptions, and maintenance within Net revenues in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005. As a result, Licenses has decreased and Content, subscriptions, and maintenance has increased for the three and six months ended September 30, 2005 and 2004.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables present the impact of the reclassification adjustments on our previously reported Condensed Consolidated Statements of Operations.

	Three Months Ended

	September 30, 2005			September 30, 2004

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands)
Net revenues:
Content, subscriptions, and maintenance	$709,006	$8,149	$717,155	$445,531	$20,808	$466,339
Licenses	346,858	(8,149)	338,709	172,782	(20,808)	151,974

Total net revenues	$1,055,864	$—	$1,055,864	$618,313	$—	$618,313

	Six Months Ended

	September 30, 2005			September 30, 2004

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated

	(In thousands)
Net revenues:
Content, subscriptions, and maintenance	$1,267,059	$18,950	$1,286,009	$813,329	$63,867	$877,196
Licenses	488,747	(18,950)	469,797	361,618	(63,867)	297,751

Total net revenues	$1,755,806	$—	$1,755,806	$1,174,947	$—	$1,174,947

Condensed Consolidated Statement of Cash Flows
      For the six months ended September 30, 2005, the change in Other accrued expenses within Net cash provided by operating activities included amounts payable for repurchases of common stock of $145 million. This amount should have been reflected as a reduction to Repurchases of common stock within Net cash used in financing activities. In addition, we determined that a clerical error had occurred in reporting the Issuance of common stock and stock options for business combination included in the Supplemental schedule of non-cash transactions.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the impact of the adjustments on our previously reported Condensed Consolidated Statements of Cash Flows.

	Six Months Ended September 30, 2005

	As Previously
	Reported	Adjustments	As Restated

	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$(52,695)	$—	$(52,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	80,830	—	80,830
Accretion of fair market value adjustment related to convertible subordinated notes	5,400	—	5,400
Amortization of investments, net	(20,485)	—	(20,485)
Amortization and write-off of acquired product rights	140,485	—	140,485
Amortization of other intangible assets from acquisitions	50,048	—	50,048
Impairment of equity investments	236	—	236
Write-off of property and equipment	1,332	—	1,332
Amortization of deferred stock-based compensation	16,174	—	16,174
Write-off of acquired in-process research and development	284,000	—	284,000
Deferred income taxes	(103,384)	—	(103,384)
Income tax benefit from stock options	61,621	—	61,621
Net changes in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	109,547	—	109,547
Inventories	4,632	—	4,632
Other current assets	(55,874)	—	(55,874)
Other long-term assets	4,600	—	4,600
Accounts payable	49,806	—	49,806
Accrued compensation and benefits	(44,296)	—	(44,296)
Deferred revenue	47,702	—	47,702
Other accrued expenses	127,072	(144,838)	(17,766)
Income taxes payable	(17,884)	—	(17,884)
Other long-term obligations	(14,760)	—	(14,760)

Net cash provided by operating activities	674,107	(144,838)	529,269
INVESTING ACTIVITIES
Capital expenditures	(81,733)	—	(81,733)
Cash acquired in (payments for) business combinations	1,122,854	—	1,122,854
Purchase of equity investments	(6,483)	—	(6,483)
Purchases of marketable securities	(1,651,282)	—	(1,651,282)
Proceeds from sale of marketable securities	2,918,020	—	2,918,020

Net cash provided by investing activities	2,301,376	—	2,301,376
FINANCING ACTIVITIES
Repurchases of common stock	(1,825,043)	144,838	(1,680,205)
Net proceeds from sales of common stock under employee benefit plans	80,655	—	80,655
Repayment of line of credit	(491,462)	—	(491,462)

Net cash used in financing activities	(2,235,850)	144,838	(2,091,012)
Effect of exchange rate fluctuations on cash and cash equivalents	(24,660)	—	(24,660)
Increase in cash and cash equivalents	714,973	—	714,973
Beginning cash and cash equivalents	1,091,433	—	1,091,433

Ending cash and cash equivalents	$1,806,406	$—	$1,806,406

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business combination	$13,197	$13,183,653	$13,196,850

Payable for repurchases of common stock	$—	$144,838	$144,838

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Information

	September 30,	March 31,
	2005	2005

	(In thousands)
Trade accounts receivable, net:
Receivables	$450,101	$289,993
Less: allowance for doubtful accounts	(5,981)	(4,668)

	$444,120	$285,325

Property and equipment, net:
Computer hardware and software	$577,816	$419,127
Office furniture and equipment	138,292	82,310
Buildings	351,652	156,472
Leasehold improvements	178,271	100,881

	1,246,031	758,790
Less: accumulated depreciation and amortization	(508,387)	(433,265)

	737,644	325,525
Land	125,572	57,164

	$863,216	$382,689

Note 4.	Accumulated Other Comprehensive Income
      The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities, net of tax	(4,317)	(1,005)	(4,568)	(940)
Change in cumulative translation adjustment, net of tax	1,473	16,895	(27,006)	25,971

Total other comprehensive income (loss)	(2,844)	15,890	(31,574)	25,031

Comprehensive income (loss)	$(254,172)	$151,513	$(84,269)	$277,931

      Accumulated other comprehensive income as of September 30, 2005 and 2004 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on available-for-sale securities, net of taxes, are insignificant for all periods presented.

Note 5.	Business Combinations
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
      For additional acquisitions completed subsequent to September 30, 2005, see Note 13 to the Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill
      Goodwill by segment is as follows:

		Storage &
	Enterprise	Server	Data		Consumer		Total
	Security	Management	Protection	Services	Products	Unallocated	Company

	(In thousands)
Balance as of March 31, 2005	$1,017,622	$193,192	$—	$149,183	$5,216	$—	$1,365,213
Goodwill acquired through the VERITAS acquisition(c)						8,564,358	8,564,358
Goodwill acquired through other acquisitions	—	—	—	—	15,132	—	15,132
Operating segment reclassification(a)	116,543	—		(116,543)	—	—	—
Goodwill adjustments(b)	(8,928)	405	—	(2,404)	—	—	(10,927)

Balance as of September 30, 2005	$1,125,237	$193,597	$—	$30,236	$20,348	$8,564,358	$9,933,776

(a)	Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. During the June 2005 quarter, we reclassified our operating segments as described in Note 12 to the Condensed Consolidated Financial Statements, tested our goodwill for impairment under the new segment structure, and determined that there was no impairment of goodwill. We will continue to test for impairment during the March quarter of each year, or earlier if indicators of impairment exist.

(b)	During the June and September 2005 quarters, we adjusted the goodwill related to a number of prior acquisitions for individually insignificant amounts based on final income tax returns and continued post-closing review.

(c)	The allocation of goodwill acquired through the VERITAS acquisition has not yet been completed and is expected to be completed by the end of fiscal year 2006.

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

Fiscal period:
Last two quarters of 2006	$97 million
2007	$192 million
2008	$192 million
2009	$192 million
2010	$190 million
2011	$190 million
Thereafter	$444 million

Note 7.	Convertible Subordinated Notes
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

Note 8.	Net Income (Loss) Per Share
      The components of net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share data)
Basic Net Income (Loss) Per Share
Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900
Weighted average number of common shares outstanding during the period	1,172,130	629,730	941,727	627,124

Basic net income (loss) per share	$(0.21)	$0.22	$(0.06)	$0.40

Diluted Net Income (Loss) Per Share
Net income (loss)	$(251,328)	$135,623	$(52,695)	$252,900
Interest on convertible subordinated notes, net of income tax effect	—	3,598	—	7,196

Net income (loss), as adjusted	(251,328)	139,221	(52,695)	260,096

Weighted average number of common shares outstanding during the period	1,172,130	629,730	941,727	627,124
Shares issuable from assumed exercise of options using the treasury stock method	—	36,518	—	38,230
Shares issuable from assumed conversion of convertible subordinated notes	—	70,290	—	70,290

Total shares for purposes of calculating diluted net income (loss) per share	1,172,130	736,538	941,727	735,644

Diluted net income (loss) per share(1)	$(0.21)	$0.19	$(0.06)	$0.35

(1)	For the three and six months ended September 30, 2004, diluted net income per share is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated notes, net of income tax, of $3.6 million and $7.2 million for the three and six months ended September 30, 2004, respectively, and the denominator includes shares issuable from the assumed conversion of the 3% convertible subordinated notes.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Potential common shares consist of employee stock options and shares issuable upon conversion of the 0.25% Notes. The following table sets forth the potential common shares that were excluded from the diluted net income (loss) per share computations because their inclusion would have been antidilutive:

	Three Months Ended				Six Months Ended
	September 30,				September 30,

	2005		2004		2005		2004

	(In thousands)
Employee stock options outstanding	126,673	(2)	766	(1)	126,673	(2)	699	(1)
0.25% convertible subordinated notes	12,674	(3)	—		12,674	(3)	—

(1)	These employee stock options were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of our common stock during the period, and therefore the effect is antidilutive.

(2)	All employee stock options were excluded from the computation of diluted net loss per share because the effect is antidilutive.

(3)	Potential common shares related to 0.25% Notes were excluded from the computation of diluted net income (loss) per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect is antidilutive.

Note 9.	Stock Transactions

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Restructuring
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
      See Note 5 for information on the acquisition related costs incurred in connection with the VERITAS acquisition.
      The fiscal 2002 restructuring reserve consists of the costs of excess facilities in Europe and Eugene, Oregon, net of sublease income. During the three and six months ended September 30, 2005, no significant amounts were paid and we expect the remaining reserve balance to be utilized by the end of fiscal 2007.

Note 11.	Litigation
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
      Prior to our acquisition of VERITAS, VERITAS had been in discussions with the staff of the SEC regarding the SEC’s review of these matters and, based on communications with the staff, we expect these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC is subject to agreement on final terms and documentation, approval by Symantec’s board of directors, and approval by the SEC Commissioners. In the March quarter of 2005, VERITAS recorded a charge of $30 million classified as General and administrative expense in its Consolidated Statement of Operations, and a corresponding accrual in other current liabilities in its balance sheet. As of the filing of our quarterly report on Form 10-Q, filed on November 9, 2005, the terms of the final settlement are still under consideration by the SEC Commissioners, and have not been approved. As part of our accounting for the acquisition of VERITAS, we recorded the accrual of $30 million in Other current liabilities on our Condensed Consolidated Balance Sheet. We intend to cooperate with the SEC in its investigation and review of the foregoing matters.
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

Note 12.	Segment Information
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
Segment Information
      The following table presents a summary of our operating segments:

	Consumer	Enterprise	Data	Storage & Server			Total
	Products	Security	Protection	Management	Services	Other	Company

	(In thousands)
Three months ended September 30, 2005
Net revenues	$346,199	$259,257	$208,530	$201,991	$40,408	$(521)	$1,055,864
Operating income (loss)	236,265	100,211	115,865	85,469	(8,666)	(787,491)	(258,347)
Depreciation & amortization expense	389	5,464	2,868	5,388	1,215	226,807	242,131
Three months ended September 30, 2004
Net revenues(1)	$315,307	$232,932	$—	$64,629	$5,276	$169	$618,313
Operating income (loss)	205,084	49,844	—	28,182	(2,353)	(88,640)	192,117
Depreciation & amortization expense	926	5,624	—	497	4	25,964	33,015

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consumer	Enterprise	Data	Storage & Server			Total
	Products	Security	Protection	Management	Services	Other	Company

	(In thousands)
Six months ended September 30, 2005
Net revenues	$703,153	$525,349	$208,530	$269,044	$50,105	$(375)	$1,755,806
Operating income (loss)	478,976	170,581	115,865	115,873	(15,954)	(891,370)	(26,029)
Depreciation & amortization expense	793	10,709	2,868	5,564	1,369	251,149	272,452
Six months ended September 30, 2004
Net revenues(1)	$593,619	$444,873	$—	$125,890	$10,526	$39	$1,174,947
Operating income (loss)	381,187	93,662	—	55,513	(5,820)	(165,167)	359,375
Depreciation & amortization expense	1,809	10,388	—	919	126	47,627	60,869

(1)	Net revenues for the three and six months ended September 30, 2004 have been reclassified to conform to current presentation. Specifically, we reclassified $7 million and $14 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and $1 million and $3 million of services-related revenue from the Storage and Server Management segment to the Services segment during the three and six months ended September 30, 2004, respectively.

Note 13.	Subsequent Events
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

Forward-Looking Statements and Risk Factors
      The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impact of our acquisition of VERITAS Software Corporation and other acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Risk Factors beginning on page 53. We encourage you to read that section carefully.
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
     Restatement of Condensed Consolidated Financial Statements
      Subsequent to the filing of our Form 10-Q for the quarter ended September 30, 2005, we identified a classification error in our Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2005 and determined to reclassify certain items within Net revenues in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2005 and 2004. As a result, we have restated the accompanying Condensed Consolidated Financial Statements for the three and six months ended September 30, 2005 and 2004 to reflect the correction of this error and the reclassifications. The restatement has no impact on our previously reported Net income (loss), Net income (loss) per share, Cash and cash equivalents, or the Condensed Consolidated Balance Sheets.

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

      A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact the financial statements. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. We also refer you to our summary of “Significant Accounting Policies” beginning on page 8 in this report.

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

Reserves for Rebates
      We estimate and record reserves as an offset to revenue for channel and end-user rebates, related primarily to products within our Consumer Products, Enterprise Security, and Storage and Server Management segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

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

Legal Contingencies
      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in legal proceedings as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements.
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
      Prior to our acquisition of VERITAS, VERITAS had been in discussions with the staff of the SEC regarding the SEC’s review of certain matters, as set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements. Based on communications with the staff, we expect these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. As part of our accounting for the acquisition of VERITAS, we recorded an accrual related to this matter of $30 million in Other current liabilities on our Condensed Consolidated Balance Sheet. In addition, we are involved in other pending legal matters, for which our accrual for legal contingencies represented insignificant amounts related to external legal fees. However, even if we are successful in our pending legal matters, estimated costs for external legal fees could be more than anticipated. In addition, if we are unsuccessful, we could be forced to pay significant damages and licensing fees for which we have not accrued any amounts for loss contingencies, or to modify our business practices. Any such results could materially harm our business and could result in a material adverse impact on our financial position, results of operations, or cash flows.

Results of Operations

Total Net Revenues

	Three Months Ended		Six Months Ended
	September 30		September 30,

	2005	2004	2005	2004

	($ in thousands)
Net revenues	$1,055,864	$618,313	$1,755,806	$1,174,947
Period over period increase	$437,551		$580,859
	71%		49%
      Net revenues increased during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $378 million of net revenues during each period. In addition, increases of $31 million and $110 million in sales of our consumer products and increases of $26 million and $80 million in sales of our enterprise security products during the three and six-month periods ended September 30, 2005 and 2004, respectively, as compared to the same periods in 2004, contributed to the increase in net revenues. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions, as described further in the segment discussions that follow.

Content, Subscriptions, and Maintenance Revenue

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
	(As restated)
Content, subscriptions, and maintenance revenue	$717,155	$466,339	$1,286,009	$877,196
Percentage of total net revenues	68%	75%	73%	75%
Period over period increase	$250,816		$408,813
	54%		47%
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
      Content, subscriptions, and maintenance revenue increased during the three and six-month periods ended September 30, 2005, as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $142 million of net revenues during each of the periods. In addition, during the three and six-month periods ended September 30, 2005, we experienced increased revenue related to our consumer security products of $67 million and $165 million, respectively, and increased revenue related to our enterprise security products of $33 million and $84 million, respectively, primarily due to increased awareness of information security threats.

Licenses Revenue

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ in thousands)
	(As restated)
License revenue	$338,709	$151,974	$469,797	$297,751
Percentage of total net revenues	32%	25%	27%	25%
Period over period increase	$186,735		$172,046
	*		58%

*	Percentage not meaningful
      We market and distribute our software products both as standalone software products and as integrated product suites. License revenue is derived primarily from our various products and technology. License revenue increased during the three and six-month periods ended September 30, 2005 as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $235 million of net revenues during each of the periods. This increase was partially offset by a decrease in sales of our consumer security products of $36 million and $55 million during the three and six-month periods ended September 30, 2005, respectively, as compared to the comparable periods last year primarily due to the late release of our 2006 consumer products during the quarter, competitive pressures and a lack of recent high profile information security threat activity. To a lesser extent, the increase was offset by a decrease in sales of our enterprise security products due to weakness across the middle to high end security markets.

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

Amortization of Acquired Product Rights
      Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Acquired product rights are comprised of developed technologies, patents, and revenue-related order backlog and contracts from acquired companies. Amortization of acquired product rights was $129 million and $140 million during the three and six-month periods ended September 30, 2005, respectively, as compared to $13 million and $24 million during the comparable 2004 periods. The increased amortization is primarily associated with the VERITAS acquisition, for which amortization began in July 2005. In connection with the VERITAS acquisition, we recorded $1 billion in acquired product rights which will be amortized over their useful lives of three months to five years. For further discussion of acquired product rights and related amortization, see Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.
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

Amortization of Other Intangible Assets from Acquisitions
      Other intangible assets from acquisitions are comprised of customer base and trade names. Amortization of other intangible assets was $48 million and $50 million during the three and six-month periods ended September 30, 2005, respectively, as compared to $1 million and $2 million during the comparable 2004 periods. The increased amortization is primarily associated with the VERITAS acquisition, for which amortization began in July 2005. In connection with the VERITAS acquisition, we recorded $2 billion in other intangible assets which will be amortized over their useful lives of 8 to 10 years. For further discussion of other intangible assets from acquisitions and related amortization, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

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
      See Note 5 of the Notes to Condensed Consolidated Financial Statements for information on the acquisition related costs incurred in connection with the VERITAS acquisition.

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
      Interest expense during the three and six months ended September 30, 2005 was due primarily to the interest and accretion related to the 0.25% convertible subordinated notes that were assumed in connection with the acquisition of VERITAS. In August 2003, VERITAS issued $520 million of 0.25% convertible subordinated notes due August 1, 2013. For further discussion of the 0.25% convertible subordinated notes, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
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

Liquidity and Capital Resources

	Six Months Ended
	September 30,

	2005	2004

	(In thousands)
	(As restated)
Net cash provided by (used in):
Operating activities	$529,269	$469,297
Investing activities	2,301,376	(696,078)
Financing activities	(2,091,012)	(28,683)
Effect of exchange rate fluctuations on cash and cash equivalents	(24,660)	4,876

Increase (decrease) in cash and cash equivalents	$714,973	$(250,588)

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

Operating Activities
      Net cash provided by operating activities during the six months ended September 30, 2005 resulted largely from a net loss of $53 million offset by non-cash depreciation and amortization charges of $272 million and the write off of IPR&D of $284 million related to the acquisition of VERITAS. Operating cash also resulted from strong cash collections reflected as a decrease in accounts receivable of $110 million. These factors were partially offset by cash payments related to taxes.
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
      During the six-month period ended September 30, 2005, we repurchased 84 million shares at prices ranging from $18.33 to $22.51 per share for an aggregate amount of $2 billion. Of this amount, $1.7 billion had been paid in cash by September 30, 2005 and an additional $145 million remained unpaid at September 30, 2005. The $145 million was paid in October 2005. During the six-month period ended September 30, 2004, we repurchased 5 million shares at prices ranging from $21.42 to $24.62 per share for an aggregate amount of $120 million. As of September 30, 2005, approximately $2 billion remained authorized for stock repurchases, without any specific limit on the number of shares to be repurchased, based on the $3 billion authorization described above and prior stock repurchase authorizations.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
      The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer previously concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for this purpose as of September 30, 2005. However, subsequent to the filing of our quarterly report on Form 10-Q with the SEC for the quarter ended September 30, 2005, we identified a material weakness in our internal control over financial reporting, as described in Item (b) below. Solely because of this material weakness, our Chief Executive Officer and our acting Chief Financial Officer have now concluded that our disclosure controls and procedures were ineffective for the purpose set forth above as of September 30, 2005.
(b) Material Weakness in Our Internal Controls
      Subsequent to the filing of our quarterly report on Form 10-Q with the SEC for the quarter ended September 30, 2005, we identified a misclassification in our Condensed Consolidated Statement of Cash Flows for the six-month period ended September 30, 2005, as described more fully herein in Note 2 of the Notes to Condensed Consolidated Financial Statements. We have determined that this misclassification was the result of a material weakness in our internal control over financial reporting as of September 30, 2005, specifically with regard to our review procedures related to non-routine items in our Condensed Consolidated Statements of Cash Flows. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. During the quarter ended December 30, 2005, we implemented additional controls in our internal control over financial reporting, as described in Item (d) below, which we believe have remediated this material weakness.
(c) Material Weakness in VERITAS’ Internal Controls
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

(d) Changes in Internal Control over Financial Reporting.
      As a result of our acquisition of VERITAS, we have expanded our internal control over financial reporting to include some of VERITAS’ internal controls. We have consolidated many of the operations of VERITAS into our system of internal controls, but we have also added additional internal controls of VERITAS, including VERITAS’ enterprise resource planning system. In addition, we have developed new procedures to support VERITAS’ financial reporting and software revenue accounting processes. Except as described above, during the quarter ended September 30, 2005, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Since September 30, 2005, we have implemented additional controls in our internal control over financial reporting to remediate the material weakness described in Item (b) above. Specifically, we have developed a supplemental review checklist for the statement of cash flows which includes questions relating to non-routine transactions and specifically to accruals for investing or financing transactions. In addition, we have added a process to our review of the statement of cash flows in which a formal quarterly cash flow analytical is prepared to highlight variances in the statement of cash flows between reporting periods. We believe that these actions have fully remediated the material weakness described in Item (b) above.
(e) Limitations on Effectiveness of Controls
      Our management, including our Chief Executive Officer and our acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Symantec have been detected.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      Information with respect to this Item may be found in Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q/A, which information is incorporated into this Item 1 by reference.

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
      We held our Annual Meeting of Stockholders on September 16, 2005. At the meeting, our stockholders voted on the following two proposals, both of which were approved. Our stockholders cast their votes as follows:
Proposal 1: To elect the following nominees as directors:

Nominee	For	Withheld

Gary L. Bloom	1,028,956,227	16,561,522
Michael Brown	1,036,707,664	8,810,085
William T. Coleman	1,037,040,366	8,477,383
David L. Mahoney	1,037,016,694	8,501,055
Robert S. Miller	903,400,201	142,117,548
George Reyes	1,037,089,867	8,427,882
David Roux	1,034,442,593	11,075,156
Daniel H. Schulman	1,036,986,407	8,531,342
John W. Thompson	1,015,775,746	29,742,003
V. Paul Unruh	1,036,913,582	8,604,167
Proposal 2: To ratify the appointment of KPMG LLP as Symantec’s independent auditors for the 2006 fiscal year:

			Broker
For	Against	Abstain	Non-votes

1,035,375,419	4,240,425	5,901,867	—

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number		Exhibit Description

10	.01*†	Form of FY06 Executive Annual Incentive Plan

10	.02*†	Form of FY06 Executive Supplemental Annual Incentive Plan

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

†	Filed with initial filing of the Form 10-Q on November 9, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson

John W. Thompson
Chairman and Chief Executive Officer

By:	/s/ Stephen C. Markowski

Stephen C. Markowski
Vice President of Finance, Chief Accounting Officer and Acting Chief Financial Officer
Date: February 7, 2006

Exhibit Index

Exhibit
Number		Exhibit Description

10	.01*†	Form of FY06 Executive Annual Incentive Plan

10	.02*†	Form of FY06 Executive Supplemental Annual Incentive Plan

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.01**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.02**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

†	Filed with initial filing of the Form 10-Q on November 9, 2005.