Form 10-Q
period 2005-12-30
SYMANTEC CORP
filed 2006-02-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2005.

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
(408) 517-8000
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 27, 2006: 1,043,314,169 shares

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended December 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2005

	(Unaudited)
	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,839,245	$1,091,433
Short-term investments	1,000,295	2,115,154
Trade accounts receivable, net	697,067	285,325
Inventories	36,349	19,118
Current deferred income taxes	186,934	97,279
Other current assets	173,972	79,973

Total current assets	3,933,862	3,688,282
Property and equipment, net	925,812	382,689
Acquired product rights, net	1,234,093	127,619
Other intangible assets, net	1,451,106	30,739
Goodwill	10,094,821	1,365,213
Other long-term assets	37,177	19,679

	$17,676,871	$5,614,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes	$507,400	$—
Accounts payable	189,587	74,685
Accrued compensation and benefits	299,220	140,543
Current deferred revenue	1,666,067	1,215,537
Other accrued expenses	202,810	91,033
Income taxes payable	330,005	179,225

Total current liabilities	3,195,089	1,701,023
Long-term deferred revenue	202,593	114,724
Long-term deferred tax liabilities	640,932	88,613
Other long-term obligations	36,338	4,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, authorized: 1,000; issued and outstanding: none)	—	—
Common stock (par value: $0.01, authorized: 3,000,000; issued and outstanding: 1,042,292 and 710,522 shares, respectively)	10,422	7,105
Capital in excess of par value	12,437,744	2,412,947
Accumulated other comprehensive income	154,219	191,938
Deferred stock-based compensation	(49,652)	(21,070)
Retained earnings	1,049,186	1,114,533

Total stockholders’ equity	13,601,919	3,705,453

	$17,676,871	$5,614,221

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Net revenues:
Content, subscriptions, and maintenance	747,371	511,340	2,033,381	1,388,535
Licenses	401,655	183,884	871,451	481,636

Total net revenues	1,149,026	695,224	2,904,832	1,870,171
Cost of revenues:
Content, subscriptions, and maintenance	167,186	93,453	439,211	253,234
Licenses	16,256	14,710	33,983	39,955
Amortization of acquired product rights	85,036	13,335	225,521	37,789

Total cost of revenues	268,478	121,498	698,715	330,978

Gross profit	880,548	573,726	2,206,117	1,539,193
Operating expenses:
Sales and marketing	433,094	226,577	1,045,877	616,395
Research and development	187,533	85,289	466,079	241,989
General and administrative	61,753	29,910	151,520	81,773
Amortization of other intangible assets from acquisitions	48,427	1,622	98,475	3,656
Amortization of deferred stock-based compensation(1)	12,329	1,041	28,503	1,680
Acquired in-process research and development	—	1,218	284,000	3,480
Restructuring	15,566	—	20,492	2,776
Integration planning	2,185	—	15,339	—
Patent settlement	—	—	2,200	—

Total operating expenses	760,887	345,657	2,112,485	951,749

Operating income	119,661	228,069	93,632	587,444
Interest and other income, net	22,525	13,354	85,246	34,515
Interest expense	(6,843)	(1,741)	(14,346)	(12,323)

Income before income taxes	135,343	239,682	164,532	609,636
Provision for income taxes	44,609	76,105	126,493	193,159

Net income	$90,734	$163,577	$38,039	$416,477

Net income per share — basic	$0.08	$0.24	$0.04	$0.65
Net income per share — diluted	$0.08	$0.22	$0.04	$0.58
Shares used to compute net income per share — basic	1,069,123	679,032	984,192	644,428
Shares used to compute net income per share — diluted	1,096,609	742,446	1,012,956	738,053

(1) Amortization of deferred stock-based compensation is allocated as follows:
Sales and marketing	$4,089	$223	$9,352	$469
Research and development	5,658	306	13,526	643
General and administrative	2,582	512	5,625	568

	$12,329	$1,041	$28,503	$1,680

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31, 2005

	2005	2004

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES
Net income	$38,039	$416,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	135,156	64,949
Accretion of fair market value adjustment related to convertible subordinated notes	10,800	—
Amortization of debt issuance costs	—	1,846
Amortization of discounts and premiums on investments, net	(30,243)	(24,456)
Amortization and write-off of acquired product rights	225,521	40,784
Amortization of other intangible assets from acquisitions	98,475	3,656
Impairment of equity investments	3,074	284
Write-off of property and equipment	424	3,005
Amortization of deferred stock-based compensation	28,503	1,680
Write-off of acquired in-process research and development	284,000	3,480
Deferred income taxes	(180,764)	(3,824)
Income tax benefit from stock options	78,523	83,749
Net changes in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(141,823)	(34,671)
Inventories	(17,835)	(5,926)
Other current assets	(52)	(3,875)
Other long-term assets	6,697	(67)
Accounts payable	51,415	5,880
Accrued compensation and benefits	6,612	(6,230)
Deferred revenue	410,981	252,976
Other accrued expenses	28,843	(3,113)
Income taxes payable	32,795	57,699
Other long-term obligations	(19,289)	(1,022)

Net cash provided by operating activities	1,049,852	853,281
INVESTING ACTIVITIES:
Capital expenditures	(202,277)	(66,412)
Cash acquired in (payments for) business acquisitions, net	884,988	(423,270)
Purchase of equity investments	(7,367)	(3,600)
Purchases of marketable securities	(1,714,008)	(1,561,890)
Proceeds from sales of marketable securities	4,615,743	1,025,640

Net cash provided by (used in) investing activities	3,577,079	(1,029,532)
FINANCING ACTIVITIES:
Repurchases of common stock	(3,474,207)	(179,945)
Net proceeds from sales of common stock under employee stock benefit plans	130,064	140,974
Repayment of line of credit	(491,462)	—

Net cash used in financing activities	(3,835,605)	(38,971)
Effect of exchange rate fluctuations on cash and cash equivalents	(43,514)	33,350

Increase (decrease) in cash and cash equivalents	747,812	(181,872)
Beginning cash and cash equivalents	1,091,433	839,162

Ending cash and cash equivalents	$1,839,245	$657,290

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisitions	$13,196,850	$22,578

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      The condensed consolidated financial statements of Symantec Corporation, or Symantec, as of December 31, 2005 and for the three and nine-month periods ended December 31, 2005 and 2004 are unaudited and, in the opinion of management, contain all adjustments, consisting only of normal recurring items, except as otherwise indicated, necessary for the fair presentation of the financial position and results of operations for the interim periods. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation.
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
      The results of operations for the three and nine-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with (1) the audited Consolidated Financial Statements and Notes thereto included in the Symantec Annual Report on Form 10-K for the year ended March 31, 2005, (2) the audited Consolidated Financial Statements of VERITAS, including the Consolidated Balance Sheets at December 31, 2004 and 2003, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for each of the three years in the period ended December 31, 2004, included in Amendment No. 1 to Symantec’s Registration Statement on Form S-4, filed on May 18, 2005, and (3) the unaudited Condensed Consolidated Financial Statements of VERITAS, including the Condensed Consolidated Balance Sheet at March 31, 2005, and the Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended March 31, 2005 and 2004, included in Amendment No. 1 to Symantec’s Registration Statement on Form S-4, filed on May 18, 2005.
      We have a 52/53-week accounting fiscal year. Accordingly, all references as of and for the periods ended December 31, 2005, March 31, 2005, and December 31, 2004 reflect amounts as of and for the periods ended December 30, 2005, April 1, 2005, and December 31, 2004, respectively. The three-month periods ended December 31, 2005 and 2004 each comprised 13 weeks of activity. The nine-month periods ended December 31, 2005 and 2004 each comprised 39 weeks of activity.
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
Revenue Recognition
      We market and distribute our software products both as standalone software products and as integrated product suites. We recognize revenue when the following conditions have been met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	Collection of a fixed or determinable amount is considered probable

•	If appropriate, reasonable estimates of future product returns can be made
      We derive revenue primarily from sales of content, subscriptions, and maintenance and licenses.
      Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where vendor-specific objective evidence, or VSOE, of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period.
      Content, subscriptions, and maintenance revenue also includes professional services revenue, which consists primarily of the fees we earn related to consulting, education, and training services. We generally recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.
      License revenue is derived primarily from the licensing of our various products and technology. We generally recognize license revenue upon delivery of the product, assuming all other conditions for revenue recognition noted above have been met.
      We enter into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance agreements, for which the related revenue is included with Content, subscriptions, and maintenance and is deferred and recognized ratably over the period of the agreements.
      In arrangements that include multiple elements, including perpetual software licenses and maintenance and/ or services and packaged products with content updates, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, the entire arrangement fee is recognized ratably over the

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content update subscriptions.

Indirect Channel Sales
      For our Consumer Products segment, we sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. As a result of increases in future subscription pricing for the 2006 versions of our consumer products that include content updates, or 2006 consumer products, we recognize revenue for these products ratably over the term of the subscription upon sell-through to end users. For most other consumer products, we recognize package product revenue on distributor and reseller channel inventory that is not in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for end-user product returns as an offset to revenue. We fully reserve for obsolete products in the distribution channel as an offset to revenue.
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
      We offer channel and end-user rebates for products within our Enterprise Security, Storage and Server Management, Data Protection, and Consumer Products segments. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. For Enterprise Security, Storage and Server Management, and some Data Protection and Consumer products, we estimate and record reserves for channel and end-user rebates as an offset to revenue. For 2006 consumer products, rebates are recorded as a ratable offset to revenue over the term of the subscription.
Cash Equivalents and Short-Term Investments
      We classify all of our short-term investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our short-term investments do not include equity investments. We classify our short-term investments as available-for-sale, and all short-term investments consist of securities with original maturities in excess of 90 days. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity on the Condensed Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations. The cost of securities sold is based upon the specific identification method.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Trade Accounts Receivable
      Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. We offset deferred revenue against accounts receivable when channel inventories are in excess of specified levels and for transactions where collection of a receivable is not considered probable.
Equity Investments
      We have equity investments in privately held companies for business and strategic purposes. These investments are included in Other long-term assets on the Condensed Consolidated Balance Sheets and are accounted for under the cost method as we do not have significant influence over these investees. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No., or FIN, 46R, Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51, and any impairment issues. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investments are not subject to consolidation under FIN 46R as we do not have significant influence over these investees and we do not receive a majority of the returns. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in Interest and other income, net, in the Condensed Consolidated Statements of Operations. During the three and nine-month periods ended December 31, 2005, we recognized $3 million of impairment losses on our equity investments. During the three and nine months ended December 31, 2004, we recognized an insignificant amount of impairment losses on our equity investments.
Derivative Financial Instruments
      We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions denominated in foreign currencies. We do not utilize derivative instruments for trading or speculative purposes. Gains and losses on the contracts are included in Interest and other income, net, in the Condensed Consolidated Statements of Operations in the period that gains and losses on the underlying transactions are recognized. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. The fair value of forward foreign exchange contracts are adjusted through earnings. As of December 31, 2005, the notional amount of our forward exchange contracts was $587 million, which approximates fair value due to their short time to maturity. All of our forward exchange contracts mature in 35 days or less. We do not hedge our foreign currency translation risk.
Inventories
      Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis. Inventory consists of raw materials and finished goods as well as deferred costs of revenue. Deferred costs of revenue were $32 million at

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2005 and $15 million at December 31, 2004, of which $21 million and zero, respectively, are related to 2006 consumer products and will be recognized ratably over the term of the subscription.
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
Goodwill and Other Intangible Assets
      We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We test goodwill for impairment annually or more frequently if events and circumstances warrant.
Long-Lived Assets
      We account for long-lived assets in accordance with SFAS No. 144, which requires that long-lived and intangible assets, including Property and equipment, net, Acquired product rights, net, and Other intangible assets, net, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We would recognize an impairment loss when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
more likely than not that some portion or all of the deferred tax assets will not be realized. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.
Net Income Per Share
      Basic and diluted net income per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method and conversion of debt, if dilutive in the period. Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.
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
      Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, or ESPP, granted subsequent to March 31, 1995, under the fair value method of that statement. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employee compensation using the Black-Scholes option-pricing model for the three and nine-month periods ended December 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005		2004

	(in thousands, except per share amounts)
Net income, as reported	$90,734	$163,577	$38,039		$416,477
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	8,481	801	20,426		1,236
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(51,113)	(30,887)	(148,161	)(1)	(87,328)

Pro forma net income (loss)	$48,102	$133,491	$(89,696)		$330,385

Basic net income (loss) per share
As reported	$0.08	$0.24	$0.04		$0.65
Pro forma	$0.04	$0.20	$(0.09)		$0.51
Diluted net income (loss) per share
As reported	$0.08	$0.22	$0.04		$0.58
Pro forma	$0.04	$0.18	$(0.09)		$0.47

(1)	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.
      In light of new accounting guidance under SFAS No. 123R, Share-Based Payment, which addresses option valuation for employee awards, we have reevaluated our assumptions used in estimating the fair value of employee options granted in the quarter ended December 31, 2005. Based on this assessment, management has determined that historical volatility adjusted for the effect of implied volatility is a better indicator of expected volatility than historical volatility alone. Also, beginning with the quarter ended December 31, 2005, we decreased our estimate of the expected life of new options granted to our employees from five years to three years. We based this assumption on historical experience as well as the terms and vesting periods of the options granted. The reduction in the estimated expected life was a result of an analysis of our historical experience and a decrease in the contractual term of the options from ten to seven years. As a result of the change from solely historical volatility to historical volatility adjusted to reflect the effect of implied volatility and the reduction of the expected life, the pro forma expense will be reduced by an aggregate of $25 million over the four-year average vesting period beginning with options granted in the quarter ended December 31, 2005.
      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option grant under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Risk-free interest rate	4.29%	3.63%	4.08%	3.56%
Dividend yield	0%	0%	0%	0%
Weighted average expected life	3 years	5 years	3 years	5 years
Volatility of common stock	43%	64%	52%	65%

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
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and trade accounts receivable. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the Condensed Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
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
Accumulated Other Comprehensive Income
      We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of tax, and foreign currency translation adjustments, net of tax. Unrealized gains and losses on short-term investments, net of taxes, were $6 million and $14 million for the three and nine months ended December 31, 2005, and insignificant and $1 million for the three and nine months ended December 31, 2004, respectively.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations. The effects will depend on the respective laws adopted by the EU member countries.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. When adopted and if used, SFAS No. 154 would have a material impact on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. See Stock-Based Compensation above for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation. We will adopt SFAS No. 123R in the first quarter of fiscal 2007, using the modified prospective method.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	December 31,	March 31,
	2005	2005

	(In thousands)
Trade accounts receivable, net:
Receivables	$706,133	$289,993
Less: allowance for doubtful accounts	(9,066)	(4,668)

	$697,067	$285,325

Property and equipment, net:
Computer hardware and software	$610,654	$419,127
Office furniture and equipment	141,788	82,310
Buildings	406,376	156,472
Leasehold improvements	185,556	100,881

	1,344,374	758,790
Less: accumulated depreciation and amortization	(558,522)	(433,265)

	785,852	325,525
Land	139,960	57,164

	$925,812	$382,689

Note 3.	Accumulated Other Comprehensive Income
      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

		(In thousands)
Net income	$90,734	$163,577	$38,039	$416,477
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(22)	(313)	(4,589)	(1,253)
Change in cumulative translation adjustment, net of tax	(6,124)	106,045	(33,130)	132,016

Total other comprehensive income (loss)	(6,146)	105,732	(37,719)	130,763

Comprehensive income	$84,588	$269,309	$320	$547,240

      Accumulated other comprehensive income as of December 31, 2005 and 2004 consists primarily of foreign currency translation adjustments, net of taxes.

Note 4.	Business Combinations
Acquisition of VERITAS Software Corporation
      On July 2, 2005, we completed our acquisition of VERITAS, a leading provider of software and services to enable utility computing, whereby VERITAS became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method of accounting. The total estimated purchase price of $13.2 billion includes Symantec common stock valued at $12.5 billion, assumed stock options and RSUs with a fair value of $699 million, and estimated acquisition related expenses of $41 million. The acquisition of VERITAS will enable us to provide enterprise customers with a more effective way to secure and manage their most valuable asset, their information. The combined company offers customers a broad portfolio of

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
leading software and solutions across all tiers of the infrastructure. In addition, bringing together the market leading capabilities of Symantec and VERITAS improves our ability to continuously optimize performance and help companies recover from disruptions when they occur.
      As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock, net of treasury stock retained, based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock as of July 2, 2005. The common stock issued had a fair value of $12.5 billion and was valued using the average closing price of our common stock of $25.87 over a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the transaction.
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
      Acquisition related costs of $41 million consist of $32 million for accounting, legal, and other professional fees and $9 million of restructuring costs for severance, associated benefits, outplacement services, and excess facilities. As of December 31, 2005, substantially all costs for accounting, legal, and other professional fees have been paid. Total cash outlays as of December 31, 2005 for restructuring costs for severance, associated benefits, outplacement services, and excess facilities were approximately $1 million. Acquisition related costs are included in Other accrued expenses in the Condensed Consolidated Balance Sheet.
      The total purchase price of the acquisition is as follows (in thousands):

Value of Symantec stock issued	$12,498,336
Estimated fair value of options assumed and RSUs exchanged	698,514
Acquisition related expenses	41,053

Total purchase price	$13,237,903

      The acquisition was structured to qualify as a tax-free reorganization and we have accounted for the acquisition using the purchase method of accounting. The results of operations of VERITAS have been included in our results of operations beginning on July 2, 2005 and had a significant impact on our revenues, cost of revenues, and operating expenses.

Purchase Price Allocation
      In accordance with SFAS No. 141, Business Combinations, the total purchase price was allocated to VERITAS’ net tangible and intangible assets based upon their estimated fair values as of July 2, 2005. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on estimates and assumptions provided by management. The following represents the allocation of the purchase price to the acquired net assets of VERITAS and the associated estimated useful lives:

		Estimated
	Amount	Useful Life

	(In thousands)
Net tangible assets	$2,388,964	n/a
Identifiable intangible assets:
Acquired product rights	1,301,600	4 to 5 years(1)
Customer contracts and relationships	1,419,400	8 years
Tradename	96,800	10 years
Goodwill	8,526,839	n/a
In-process research and development	284,000	n/a
Deferred stock-based compensation	63,092	2.8 years(2)
Deferred tax liability	$(842,792)	n/a

Total purchase price	$13,237,903

(1)	The VERITAS backlog included in acquired product rights was amortized to Cost of revenues in the September 2005 quarter.

(2)	Estimated weighted-average remaining vesting period.
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

Goodwill
      Approximately $8.5 billion of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the addressable market and achieve greater long-term growth opportunities than either company had operating alone. Management believes that the combined company will be better positioned to deliver security and availability solutions across all platforms, from the desktop to the data center, to customers ranging from consumers and small businesses to large organizations and service providers. Goodwill recorded as a result of this acquisition is not deductible for tax purposes.
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

In-Process Research and Development (IPR&D)
      We wrote off acquired IPR&D totaling $284 million in connection with our acquisition of VERITAS. The IPR&D was written off because acquired technologies had not reached technological feasibility and had no alternative uses. At the time of the acquisition, VERITAS was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0, and various other projects. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, it was estimated that these IPR&D efforts would be completed over the following 12 to 18 months at an estimated total cost of $120 million. As of December 31, 2005, the development efforts were continuing on schedule with no significant additional costs.
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
      The deferred stock-based compensation is being amortized to operating expense over the remaining vesting periods of the underlying options or RSUs on a straight-line basis. During the period from the acquisition date through December 31, 2005, certain unvested options and RSUs were cancelled as a result of employee terminations, and deferred stock-based compensation was reduced by $6 million. We recorded amortization of deferred stock-based compensation from the VERITAS transaction of $9 million and $20 million during the three and nine months ended December 31, 2005, respectively.

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results
      The following table presents pro forma results of operations of Symantec and VERITAS, as though the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on April 1, 2004 or of results that may occur in the future. Net income includes amortization of intangible assets related to the acquisition of $119 million per quarter and amortization of deferred compensation of $6 million per quarter. Net income also includes amortization of backlog of $46 million for the nine months ended December 31, 2004. We excluded the effect of the purchase accounting adjustment to reduce the carrying value of deferred revenue and the write-off of acquired IPR&D of $284 million for all periods presented. The unaudited pro forma information is as follows:

		Nine Months Ended
	Three Months Ended	December 31,
	December 31,
	2004(a)	2005(b)	2004(c)

	(In thousands, except per share data)
Net revenues	$1,191,882	$3,464,090	$3,337,610
Net income	$179,450	$345,359	$402,371
Basic net income per share	$0.15	$0.35	$0.36
Diluted net income per share	$0.15	$0.34	$0.33

(a)	The results of operations include our results for the three months ended December 31, 2004 and VERITAS’ historical results for the three months ended September 30, 2004, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.

(b)	The results of operations include our results for the nine months ended December 31, 2005, including VERITAS beginning from July 2, 2005, and VERITAS’ historical results for the three months ended March 31, 2005, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.

(c)	The results of operations include our results for the nine months ended December 31, 2004 and VERITAS’ historical results for the nine months ended September 30, 2004, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.
Other acquisitions
      Since the beginning of fiscal 2006, we have completed acquisitions of three privately held companies for $263 million in cash, including $6 million for acquisition-related expenses. The aggregate purchase price was allocated to goodwill of $214 million, acquired product rights of $28 million, other intangible assets of $3 million, net deferred tax assets of $12 million, and net tangible assets of $6 million. This allocation is preliminary pending the finalization of various estimates and the analysis of income taxes. The amounts allocated to acquired product rights are being amortized to Cost of revenues in the Condensed Consolidated Statements of Operations over their useful lives of four to five years. The amounts allocated to Other intangible assets are being amortized to operating expenses in the Condensed Consolidated Statements of Operations over their useful lives of one to six years. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. The financial results of these acquisitions are considered insignificant for purposes of pro forma financial disclosure.
      For additional acquisitions completed subsequent to December 31, 2005, see Note 12 to the Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill, Acquired Product Rights, and Other Intangible Assets
Goodwill
      Goodwill by segment is as follows:

		Storage &
	Enterprise	Server	Data		Consumer		Total
	Security	Management	Protection	Services	Products	Unallocated(c)	Company

	(In thousands)
Balance as of March 31, 2005	$1,017,622	$193,192	$—	$149,183	$5,216	$—	$1,365,213
Goodwill acquired through the VERITAS acquisition	—	—	—	—	—	8,526,839	8,526,839
Goodwill acquired through other acquisitions	146,922	—	—	—	—	66,774	213,696
Operating segment reclassification(a)	116,543	—	—	(116,543)	—	—	—
Goodwill adjustments(b)	(8,928)	405	—	(2,404)	—	—	(10,927)

Balance as of December 31, 2005	$1,272,159	$193,597	$—	$30,236	$5,216	$8,593,613	$10,094,821

(a)	Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. During the June 2005 quarter, we reclassified our operating segments as described in Note 11 to the Condensed Consolidated Financial Statements, tested our goodwill for impairment under the new segment structure, and determined that there was no impairment of goodwill. We will continue to test for impairment during the March quarter of each year, or earlier if indicators of impairment exist.

(b)	During the June and September 2005 quarters, we adjusted the goodwill related to several prior acquisitions for individually insignificant amounts based on final income tax returns and continued post-closing review.

(c)	The allocation of goodwill acquired through certain acquisitions is expected to be completed by the end of fiscal year 2006.
Acquired Product Rights
      Acquired product rights subject to amortization are as follows:

	December 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$1,528,820	$(334,986)	$1,193,834
Patents	54,559	(17,304)	37,255
Backlog and other	60,661	(57,657)	3,004

	$1,644,040	$(409,947)	$1,234,093

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Statements of Operations over the remaining life of the primary patent, which expires in May 2017.

	March 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Acquired product rights, net:
Developed technology	$243,958	$(167,061)	$76,897
Patents	53,559	(11,030)	42,529
Backlog and other	14,761	(6,568)	8,193

	$312,278	$(184,659)	$127,619

      During the three-month periods ended December 31, 2005 and 2004, amortization expense for acquired product rights was $85 million and $13 million, respectively. During the nine-month periods ended December 31, 2005 and 2004, amortization expense for acquired product rights was $226 million and $38 million, respectively. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of December 31, 2005:

Fiscal period:
Last quarter of 2006	$84 million
2007	$326 million
2008	$318 million
2009	$312 million
2010	$161 million
2011	$32 million
Thereafter	$1 million

Other Intangible Assets
      Other intangible assets subject to amortization are as follows:

	December 31, 2005

	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount

	(In thousands)
Other intangible assets, net:
Customer base	$1,458,842	$(100,280)	$1,358,562
Trade name	104,502	(12,264)	92,238
Marketing-related assets	2,100	(1,794)	306

	$1,565,444	$(114,338)	$1,451,106

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2005

	Gross Carrying	Accumulated
	Amount	Amortization	Net Carrying Amount

	(In thousands)
Other intangible assets, net:
Customer base	$36,898	$(7,543)	$29,355
Trade name	7,606	(6,922)	684
Marketing-related assets	2,100	(1,400)	700

	$46,604	$(15,865)	$30,739

      During the three-month periods ended December 31, 2005 and 2004, amortization expense for other intangible assets was $48 million and $2 million, respectively. During the nine-month periods ended December 31, 2005 and 2004, amortization expense for other intangible assets was $98 million and $4 million, respectively. Amortization of other intangible assets was included in Operating expenses in the Condensed Consolidated Statements of Operations. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives, is estimated to be the following as of December 31, 2005:

Fiscal Period:
Last quarter of 2006	$48 million
2007	$193 million
2008	$193 million
2009	$192 million
2010	$191 million
20011	$190 million
Thereafter	$444 million

Note 6.	Convertible Subordinated Notes
      In connection with the acquisition of VERITAS, we assumed the VERITAS 0.25% convertible subordinated notes. In August 2003, VERITAS issued $520 million of 0.25% convertible subordinated notes due August 1, 2013, or 0.25% Notes, to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of an insignificant amount each February 1 and August 1, beginning February 1, 2004. On July 2, 2005, in connection with the acquisition, VERITAS, Symantec, and U.S. Bank National Association, as Trustee, entered into a Second Supplemental Indenture. As a result of the Second Supplemental Indenture, the 0.25% Notes became convertible, under specified circumstances, into shares of common stock of Symantec at a conversion rate of 24.37288 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Symantec agreed to fully and unconditionally guarantee all of VERITAS’ obligations under the 0.25% Notes and the indenture, including all payments of principal and interest.
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
      Standard & Poor’s withdrew its corporate credit rating for VERITAS on July 6, 2005 and, as a result, the notes are currently convertible into shares of Symantec common stock at the option of the holder. If any

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
holder elected to convert, Symantec would pay the holder the cash value of the applicable number of shares of Symantec common stock ($17.50 per share at December 31, 2005), up to the principal amount of the note in accordance with the terms of a supplemental indenture dated as of October 25, 2004. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at Symantec’s option. As of the acquisition of VERITAS, the fair value of the 0.25% Notes was $496 million. We will accrete the value of the 0.25% Notes to their face value by the first date that holders may require us to repurchase the 0.25% Notes. The book value of the 0.25% Notes was $507 million as of December 31, 2005.

Note 7.	Net Income Per Share
      The components of net income per share were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(In thousands, except per share data)
Basic Net Income Per Share
Net income	$90,734	$163,577	$38,039	$416,477
Weighted average number of common shares outstanding during the period	1,069,123	679,032	984,192	644,428

Basic net income per share	$0.08	$0.24	$0.04	$0.65

Diluted Net Income Per Share
Net income	$90,734	$163,577	$38,039	$416,477
Interest on convertible subordinated notes, net of income tax effect	—	1,184	—	8,380

Net income, as adjusted	90,734	164,761	38,039	424,857

Weighted average number of common shares outstanding during the period	1,069,123	679,032	984,192	644,428
Shares issuable from assumed exercise of options using the treasury stock method	27,486	37,158	28,764	38,023
Shares issuable from assumed conversion of convertible subordinated notes	—	26,256	—	55,602

Total shares for purposes of calculating diluted net income per share	1,096,609	742,446	1,012,956	738,053

Diluted net income per share(1)	$0.08	$0.22	$0.04	$0.58

(1)	For the three and nine months ended December 31, 2004, diluted net income per share is calculated using the if-converted method. Under this method, the numerator excludes the interest expense from the 3% convertible subordinated notes, net of income tax, of $1.2 million and $8.4 million for the three and nine months ended December 31, 2004, respectively, and the denominator includes shares issuable from the assumed conversion of the 3% convertible subordinated notes.
      Potential common shares consist of employee stock options and shares issuable upon conversion of the assumed VERITAS 0.25% Notes. The following table sets forth the potential common shares that were

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excluded from the diluted net income per share computations because their inclusion would have been antidilutive:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,

	2005		2004	2005		2004

	(In thousands)
Employee stock options outstanding(1)	61,399		194	59,095		2,256
0.25% convertible subordinated notes	12,674	(2)	—	12,674	(2)	—

(1)	These employee stock options were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of our common stock during the period, and therefore the effect is antidilutive.

(2)	Potential common shares related to 0.25% Notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect is antidilutive.
Note 8.     Stock Transactions
Stock Repurchases
      We have operated a stock repurchase program since 2001. On March 28, 2005, the Board increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. We commenced repurchases using the $3 billion authorization on August 2, 2005 and, as of December 31, 2005, all authorized repurchases were completed. On January 31, 2006, the Board, through one of its committees, approved a plan to repurchase $1 billion of Symantec common stock. In connection with the stock repurchase authorization, we expect to enter into Rule 10b5-1 trading plans to facilitate stock repurchases of $125 million per quarter during fiscal year 2007. We intend to use the remaining $500 million to make stock repurchases opportunistically starting in the March 2006 quarter.
      During the nine-month period ended December 31, 2005, we repurchased 165 million shares at prices ranging from $17.34 to $23.85 per share for an aggregate amount of $3.5 billion. During the nine-month period ended December 31, 2004, we repurchased 7 million shares at prices ranging from $21.42 to $30.77 per share for an aggregate amount of $180 million. In connection with stock repurchases, we incurred reductions of $2 million, $3.4 billion, and $103 million in Common stock, Capital in excess of par value, and Retained earnings, respectively, for the nine months ended December 31, 2005.
Increase to Authorized Shares
      On June 24, 2005, our stockholders approved the adoption of our amended certificate of incorporation that increased the number of authorized shares of common stock from 1,600,000,000 to 3,000,000,000. The increase was sought in order to carry out our acquisition of VERITAS and provide us with the flexibility to meet business needs and opportunities.

Note 9.	Restructuring
      As of December 31, 2005, we had a restructuring reserve of $43 million, of which $19 million was included in Other accrued expenses in the Condensed Consolidated Balance Sheet and $24 million was included in Other long-term liabilities in the Condensed Consolidated Balance Sheet. The restructuring reserve consists of $32 million related to a restructuring reserve assumed from VERITAS in connection with the acquisition, $7 million related to a restructuring reserve established in the current quarter, $3 million

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to restructuring costs as a result of the VERITAS acquisition, and $1 million related to our fiscal 2002 restructuring plan.
      In connection with the VERITAS acquisition, we assumed a restructuring reserve for $53 million related to the 2002 VERITAS facility restructuring plan. During the three months ended December 31, 2005, we reduced this reserve by $7 million. During the three and nine months ended December 31, 2005, we paid $11 million and $14 million, respectively, related to this reserve. The remaining reserve amount of $32 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of costs are currently scheduled to be paid by the end of fiscal 2011.
      With regard to the 2002 VERITAS restructuring reserve, our actual costs could vary significantly from our current estimates, depending, in part, on the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates, and the outcome of negotiations with lessors regarding terminations of some of the leases. Some of these factors are beyond our control. Adjustments to the 2002 VERITAS restructuring reserve will be made if actual lease exit costs or sublease income differ materially from amounts currently expected.
      During the three months ended December 31, 2005, we recorded $14 million of restructuring costs for severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of 335 redundant employees located in the United States, Europe, and Asia Pacific. During the three months ended December 31, 2005, we paid $7 million related to this restructuring reserve.
      In connection with the VERITAS acquisition on July 2, 2005, we initially recorded $5 million of restructuring costs, of which $1 million related to excess facilities costs and $4 million related to severance, associated benefits, and outplacement services. During the three months ended December 31, 2005, we recorded an additional $1 million of restructuring costs, which related to excess facilities costs, severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the VERITAS acquisition. During the three months ended December 31, 2005, no significant amounts were paid. During the nine months ended December 31, 2005, we paid $3 million related to this reserve.
      See Note 4 for information on the acquisition related costs incurred in connection with the VERITAS acquisition.
      The fiscal 2002 restructuring reserve consists of the costs of excess facilities in Europe and Eugene, Oregon, net of sublease income. During the three and nine months ended December 31, 2005, no significant amounts were paid and we expect the remaining reserve balance to be utilized by the end of fiscal 2007.

Note 10.	Litigation
      Since the September quarter of 2002, VERITAS has received subpoenas issued by the Securities and Exchange Commission, or SEC, in the investigation entitled In the Matter of AOL/Time Warner. The SEC has requested information regarding transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. VERITAS’ transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50 million and the purchase by VERITAS of advertising services from AOL at a stated value of $20 million. In March 2003, VERITAS restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20 million, as well as an additional reduction in revenues and expenses of $1 million related to two other contemporaneous transactions with other parties in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appear to reference VERITAS’ transactions with AOL as described above, and alleged that

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.
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
      Prior to our acquisition of VERITAS, VERITAS had been in discussions with the staff of the SEC regarding the SEC’s review of these matters and, based on communications with the staff, we expect these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC is subject to agreement on final terms and documentation, approval by Symantec’s board of directors, and approval by the SEC Commissioners. In the March quarter of 2005, VERITAS recorded a charge of $30 million classified as General and administrative expense in its Condensed Consolidated Statement of Operations, and a corresponding accrual in other current liabilities in its balance sheet. As of the filing of this quarterly report on Form 10-Q, the terms of the final settlement are still under consideration by the SEC Commissioners, and have not been approved. As part of our accounting for the acquisition of VERITAS, we recorded the accrual of $30 million in Other accrued expenses on our Condensed Consolidated Balance Sheet. We intend to cooperate with the SEC in its investigation and review of the foregoing matters.
      On August 2, 2004, VERITAS received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which VERITAS was named as a defendant. The case was originally filed in the United States District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. The plaintiff alleges that VERITAS aided and abetted AOL in alleged common law fraud and also alleges that it engaged in common law fraud as part of a civil conspiracy. The plaintiff seeks an unspecified amount of compensatory and punitive damages. On November 22, 2004, VERITAS filed a motion to dismiss this action; the plaintiff filed its opposition on March 4, 2005; and VERITAS filed its reply on April 14, 2005. The motion remains pending.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
results of operations. We have accrued estimated legal fees and expenses related to certain of these matters; however, actual amounts may differ materially from those estimated amounts.

Note 11.	Segment Information
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have six operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Enterprise Security. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds.

•	Data Protection. Our Data Protection segment provides software products designed to protect, backup, archive, and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers.

•	Storage and Server Management. Our Storage and Server Management segment offers products for optimizing storage resource utilization, simplifying administration of heterogeneous storage and server environments, and providing continuous availability of mission-critical applications and data.

•	Services. Our Services segment provides a full range of services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of acquired product rights, other intangible assets, and other assets, and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring, that are not charged to the other operating segments. The expenses of the former VERITAS sales force that cannot be allocated to a specific operating segment are also reported in Other. We expect this treatment to continue until we have completed the realignment of our combined sales force.
      During the quarter ended September 2005, we renamed the Enterprise Administration segment to be the Storage and Server Management segment and added the Data Protection segment. During the quarter ended June 2005, we moved Managed Security Services from the Services segment to the Enterprise Security segment and moved the services-related revenue previously included in the Storage and Server Management segment to the Services segment. Net revenues for the three and nine months ended December 31, 2004 have been reclassified to conform to our current presentation. Specifically, we reclassified $9 million and $23 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and $1 million and $4 million of services-related revenue from the Storage and Server Management segment to the Services segment for the three and nine months ended December 31, 2004, respectively.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Information
      The following table presents a summary of our operating segments:

	Consumer	Enterprise	Data	Storage & Server			Total
	Products	Security	Protection	Management	Services	Other	Company

	(In thousands)
Three months ended December 31, 2005
Net revenues	$322,874	$267,588	$266,488	$249,660	$42,328	$88	$1,149,026
Operating income (loss)	208,160	106,245	168,885	109,281	(10,463)	(462,447)	119,661
Depreciation & amortization expense	283	5,409	2,421	4,640	1,092	176,620	190,465
Three months ended December 31, 2004
Net revenues(1)	$360,591	$249,952	$—	$76,407	$8,227	$47	$695,224
Operating income (loss)	237,099	45,652	—	35,986	(6,255)	(84,413)	228,069
Depreciation & amortization expense	823	4,872	—	357	161	21,377	27,590
Nine months ended December 31, 2005
Net revenues	$1,026,027	$792,937	$475,018	$518,704	$92,433	$(287)	$2,904,832
Operating income (loss)	687,136	276,826	284,750	225,154	(26,417)	(1,353,817)	93,632
Depreciation & amortization expense	1,076	16,118	5,289	10,204	2,461	427,769	462,917
Nine months ended December 31, 2004
Net revenues(1)	$954,210	$694,825	$—	$202,297	$18,753	$86	$1,870,171
Operating income (loss)	618,286	139,314	—	91,499	(12,075)	(249,580)	587,444
Depreciation & amortization expense	2,632	15,260	—	1,276	287	69,004	88,459

(1)	Net revenues for the three and nine months ended December 31, 2004 have been reclassified to conform to current presentation. Specifically, we reclassified $9 million and $23 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and $1 million and $4 million of services-related revenue from the Storage and Server Management segment to the Services segment for the three and nine months ended December 31, 2004, respectively.

Note 12.	Subsequent Events
      On January 6, 2006, we completed the acquisition of Bindview Development Corporation, a global provider of agent-less IT security compliance software for $210 million in cash, excluding acquisition related costs.
      On December 23, 2005, we entered into an agreement to acquire IMlogic, Inc., a developer of enterprise software for instant messaging, for an estimated purchase price of $90 million, excluding acquisition related costs. Management believes that the acquisition of IMlogic, Inc. will allow us to offer a complete security and archiving solution to help customers manage their messaging requirements. The acquisition is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of closing conditions.
      On February 7, 2006, we entered into an agreement to acquire Relicore, Inc., a leading provider of data center change and configuration management solutions, for an estimated purchase price of $52 million, excluding acquisition related costs. The acquisition is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements and Risk Factors
      The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impact of our acquisition of VERITAS Software Corporation and other acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Risk Factors beginning on page 51. We encourage you to read that section carefully.
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

VERITAS Acquisition
      On July 2, 2005, we completed the acquisition of VERITAS Software Corporation, or VERITAS, a leading provider of software and services to enable utility computing, whereby VERITAS became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method. The total estimated purchase price of $13.2 billion includes Symantec common stock valued at $12.5 billion, assumed stock options and restricted stock units, or RSUs, with a fair value of $699 million and estimated acquisition related expenses of $41 million. The acquisition of VERITAS will enable us to provide enterprise customers with a more effective way to secure and manage their most valuable asset, their information. The combined company offers customers one of the broadest portfolios of leading software and solutions, on the most complete set of operating platforms, and across all tiers of the infrastructure. We believe that this acquisition better positions us to help enable our customers to build a resilient information technology, or IT, infrastructure, manage a complex heterogeneous IT environment, and reduce overall IT risk. In addition, bringing together the market leading capabilities of Symantec and VERITAS improves our ability to continuously optimize performance and help companies recover from disruptions when they occur.
      As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock, net of treasury stock retained, options to purchase 66 million shares of Symantec common stock and 425,000 RSUs based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of VERITAS common stock as of July 2, 2005. The common stock issued had a fair value of $12 billion and was valued using the average closing price of our common stock of $25.87 over a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the transaction. Under the terms of the agreement, we assumed each outstanding option to purchase VERITAS common stock with an exercise price equal to or less than $49.00, as well as each additional option required to be assumed by applicable law. Each option assumed was converted into an option to purchase Symantec common stock based upon the exchange ratio. All other options to purchase shares of VERITAS common stock not exercised prior to the acquisition were cancelled immediately prior to the acquisition and were not converted or assumed by Symantec. In addition, we exchanged 425,000 RSUs for all of the

VERITAS outstanding RSUs, after applying the exchange ratio. The assumed options and RSUs had a fair value of $699 million.
      In connection with the acquisition, we have recorded $8.5 billion of goodwill, $1.3 billion of acquired product rights, and $1.5 billion of other intangible assets from acquisitions, deferred compensation of $63 million and net tangible assets of $2.4 billion. In addition, we wrote off acquired in-process research and development, or IPR&D, of $284 million because the acquired technologies had not reached technological feasibility and had no alternative uses. We also incurred acquisition related expenses of $41 million, which consisted of $32 million for legal and other professional fees and $9 million of restructuring costs for severance, associated benefits, outplacement services, and excess facilities. The acquisition is structured to qualify as a tax-free reorganization and we have accounted for the acquisition using the purchase method of accounting. The results of VERITAS’ operations have been included in our results of operations beginning on July 2, 2005, and had a significant impact on our revenues, cost of revenues, and operating expenses during the nine months ended December 31, 2005.
      In connection with the acquisition of VERITAS, we assumed VERITAS’ contractual obligations related to its deferred revenue. VERITAS’ deferred revenue was derived from maintenance, consulting, education, and other services. We estimated our obligation related to the VERITAS’ deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $359 million to $173 million, which represents our estimate of the fair value of the contractual obligations assumed.

Our Business
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. We have six operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Enterprise Security. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds.

•	Data Protection. Our Data Protection segment provides software products designed to protect, backup, archive, and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers.

•	Storage and Server Management. Our Storage and Server Management segment offers products for optimizing storage resource utilization, simplifying administration of heterogeneous storage and server environments, and providing continuous availability of mission-critical applications and data.

•	Services. Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Also included in the Other segment are all indirect costs, general and administrative expenses, amortization of acquired product rights, other intangible assets, and other assets, and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring, that are not charged to the other operating segments. The expenses of the former VERITAS sales force that cannot be allocated to a specific operating segment are also reported in Other. We expect this treatment to continue until we have completed the realignment of our combined sales force.

      During the quarter ended September 2005, we renamed the Enterprise Administration segment to be the Storage and Server Management segment and added the Data Protection segment. During the quarter ended June 2005, we moved Managed Security Services from the Services segment to the Enterprise Security segment and moved the services-related revenue previously included in the Storage and Server Management segment to the Services segment. Net revenues for the three and nine months ended December 31, 2004 have been reclassified to conform to our current presentation. Specifically, we reclassified $9 million and $23 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment, and $1 million and $4 million of services-related revenue from the Storage and Server Management segment to the Services segment for the three and nine months ended December 31, 2004, respectively.

Financial Results
      Our net income was $91 million for the three months ended December 31, 2005, as compared to net income of $164 million for the three months ended December 31, 2004 and our net income was $38 million for the nine months ended December 31, 2005, as compared to net income of $416 million for the nine months ended December 31, 2004. The decreased profitability during the nine months ended December 31, 2005 is primarily due to the write-off of acquired IPR&D totaling $284 million during the September 2005 quarter as a result of the VERITAS acquisition, in addition to other merger-related acquisition and restructuring charges. In addition, we experienced an increase in operating expenses primarily attributable to the VERITAS acquisition, and specifically an increase in employee headcount and related compensation. As of December 31, 2005, employee headcount increased by approximately 137% from the December 2004 quarter end. Approximately 81% of this increase was due to the VERITAS acquisition.
      The three and nine-month periods ended December 31, 2005 delivered global revenue growth across all of our geographic regions, as compared to the comparable periods last year. The overall growth is primarily due to the VERITAS acquisition and partly attributable to a growing level of awareness of Internet related threats around the world. A weakness in major foreign currencies negatively impacted our international revenue growth by $15 million and $34 million during the December 2005 quarter, as compared to the September 2005 quarter and the December 2004 quarter, respectively, and negatively impacted our international revenue growth by $18 million during the nine month period ended December 2005, as compared to the nine month period ended December 31, 2004. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
      As a result of increases in future subscription pricing for our 2006 consumer products that include content updates, or 2006 consumer products, which were released in the December 2005 quarter, revenue for the 2006 consumer products is recognized on a ratable basis over the term of the license. In addition, this revenue is now classified as Content, subscriptions, and maintenance revenue.
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
      A critical accounting estimate is based on judgments and assumptions about matters that are highly uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact the financial statements. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. We also refer you to our “Summary of Significant Accounting Policies” beginning on page 7 in this report.

Revenue Recognition
      We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and require us to make many estimates.
      In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates and totaled approximately $1.9 billion as of December 31, 2005, of which $203 million was represented as Long-term deferred revenue on the Condensed Consolidated Balance Sheet. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.
      For our 2006 consumer products, we recognize revenue ratably over the term of the subscription upon sell through to end users. Associated cost of revenues is also recorded ratably. We record as deferred revenue and inventory the respective revenue and cost of revenue amounts of unsold product held by our distributors and resellers.
      We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on their valid purchase orders. Our distributors and resellers base the quantity of their orders on their estimates to meet future customer demand, which may exceed our expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four or six week supply. We estimate future returns under these limited rights of return in accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset Deferred revenue against Accounts receivable for the amount of revenue in excess of the expected inventory levels. If we made different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.

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

Reserves for Rebates
      For Enterprise Security, Storage and Server Management, and some Data Protection and Consumer products, we estimate and record reserves for channel and end-user rebates as an offset to revenue. For 2006 consumer products, rebates are recorded as a ratable offset to revenue over the term of the subscription. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

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
      At December 31, 2005, goodwill was $10.1 billion, other identifiable intangible assets, net were $1.5 billion and acquired product rights, net were $1.2 billion. We assess the impairment of goodwill within our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model, or changes in operating performance. If we made different estimates, material differences may result in write-downs of net long-lived and intangible assets, which would be reflected by charges to our operating results for any period presented.

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

Income Taxes
      We are required to estimate our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Condensed Consolidated Balance Sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Condensed Consolidated Statements of Operations.

Legal Contingencies
      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in legal proceedings as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.
      When the likelihood of the incurrence of costs related to our legal proceedings is probable and management has the ability to estimate such costs, we provide for estimates of external legal fees and any probable losses through charges to our Condensed Consolidated Statements of Operations. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and intervening events.
      Prior to our acquisition of VERITAS, VERITAS had been in discussions with the staff of the SEC regarding the SEC’s review of certain matters, as set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, and based on communications with the staff, we expect these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. As part of our accounting for the acquisition of VERITAS, we recorded an accrual related to this matter of $30 million in Other accrued expenses on our Condensed Consolidated Balance Sheet as of December 31, 2005. In addition, we are involved in other pending legal matters, for which our accrual for legal contingencies represented insignificant amounts related to external legal fees. However, even if we are successful in our pending legal matters, estimated costs for external legal fees could be more than anticipated. In addition, if we are unsuccessful, we could be forced to pay significant damages and licensing fees for which we have not accrued any amounts for loss contingencies, or to modify our business practices. Any such results could materially harm our business and could result in a material adverse impact on our financial position, results of operations, or cash flows.

Results of Operations

Total Net Revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Net revenues	$1,149,026	$695,224	$2,904,832	$1,870,171
Period over period increase	$453,802		$1,034,661
	65%		55%
      Net revenues increased during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $482 million and $860 million of net revenues during each period, respectively. In addition, increases of $18 million and $98 million in sales of our enterprise security products during the three and nine-month periods ended December 31, 2005, respectively, as compared to the same periods last year, contributed to the increase in net revenues. Our consumer products also contributed $72 million to the increase in net revenues for the nine-month period ended December 31, 2005, as compared to the same period last year. The increased sales of these products were due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions, as described further in the segment discussions that follow. The increase in revenue during the three-month period ended December 31, 2005 was partially offset by a decrease of $38 million in net revenues from our consumer products, as compared to the same period last year. As a result of increases in future subscription pricing for our 2006 consumer products, revenue for the 2006 consumer products is recognized on a ratable basis over the term of the subscription.

Content, Subscriptions, and Maintenance Revenue

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Content, subscriptions, and maintenance revenue	$747,371	$511,340	$2,033,381	$1,388,535
Percentage of total net revenues	65%	74%	70%	74%
Period over period increase	$236,031		$644,846
	46%		46%
      Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period. Our 2006 consumer products were released in the quarter ended December 31, 2005. We recognize revenue related to our 2006 consumer products ratably. As a result, that revenue has been classified as Content, subscriptions, and maintenance beginning in the quarter ended December 31, 2005.
      Content, subscriptions, and maintenance revenue also includes professional services revenue, which consists primarily of the fees we earn related to consulting, education, and training services. We generally recognize revenue from our professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.
      Content, subscriptions, and maintenance revenue increased during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $172 million and $313 million of net revenue during each period, respectively. In addition, during the three and nine-month periods ended December 31, 2005 we experienced increased revenue related to our consumer security products of $30 million and $195 million, respectively, and increased revenue related to our enterprise security products of $27 million and $111 million, respectively, primarily due to increased awareness of information security threats.

Licenses Revenue

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
License revenues	$401,655	$183,884	$871,451	$481,636
Percentage of total net revenues	35%	26%	30%	26%
Period over period increase	$217,771		$389,815
	*		81%

*	Percentage not meaningful
      License revenue is derived primarily from our various products and technology. License revenue increased during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year due primarily to sales of products acquired through the VERITAS acquisition, which contributed $310 million and $547 million of net revenue during each of the respective periods. For the nine months ended December 31, 2005, our consumer products had a higher subscription component resulting in lower License revenue. In addition, our 2006 consumer products were released in the quarter ended December 31, 2005, and we recognize revenue related to these products ratably. As a result, the related consumer product revenue has been classified as Content, subscriptions, and maintenance revenue, which has resulted in a reduction in revenue being characterized as License revenue by $68 million and $123 million in the three and nine months ended December 31, 2005, respectively. Competitive pressures, a lack of recent high profile information security threat activity, and to a lesser extent, a decrease in licensing of our enterprise security products, also offset the overall increase in License revenue.

Net Revenues by Segment

Net Revenues from our Consumer Products Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Consumer products revenues	$322,874	$360,591	$1,026,027	$954,210
Percentage of total net revenues	28%	52%	35%	51%
Period over period increase (decrease)	$(37,717)		$71,817
	(10)%		8%
      As a result of increases in future subscription pricing for our 2006 consumer products, revenue for these products is recognized ratably over the term of the subscription upon sell through to end users. This change in our product revenue recognition model resulted in an 10% reduction in revenue for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. The increase in consumer product revenues during the nine-month period ended December 31, 2005 was due primarily to increased sales of our Norton Internet Security products of $111 million as compared to the comparable period last year. The majority of the increase in revenue was booked through our electronic distribution channel that includes original equipment manufacturer, or OEM, subscriptions, upgrades, online sales, and renewals. This increase was partially offset by the change in our consumer product revenue recognition model for the 2006 consumer products and a decrease in sales of our Norton AntiVirus products as our customers continue to migrate to the

Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment.

Net Revenues from our Enterprise Security Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Enterprise security revenues	$267,588	$249,952	$792,937	$694,825
Percentage of total net revenues	23%	36%	27%	37%
Period over period increase	$17,636		$98,112
	7%		14%
      The increase in our Enterprise Security revenue was due to increased growth from our anti-spam products offset by lower growth from our Enterprise AntiVirus products. Specifically, the increase in our Enterprise Security revenue was due primarily to an increase of $11 million and $54 million in sales of our Enterprise AntiVirus products, and an increase of $12 million and $43 million in sales of our antispam products during the three and nine-month periods ended December 31, 2005, respectively, as compared to the comparable periods last year.

Net Revenues from our Data Protection Segment
      The Data Protection segment is comprised of products acquired through the VERITAS acquisition. Revenue from our Data Protection segment was $266 million during the three months ended December 31, 2005 and was comprised primarily of revenue related to Backup Exec products and NetBackup products of $118 million and $119 million, respectively. Revenue from our Data Protection segment was $475 million during the nine month period ended December 31, 2005 and was comprised primarily of revenue related to Backup Exec products and NetBackup products of $221 million and $210 million, respectively. The remaining revenue was comprised of revenue related to Enterprise Vault products for each of the respective periods.

Net Revenues from our Storage and Server Management Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Storage and server management revenues	$249,660	$76,407	$518,704	$202,297
Percentage of total net revenues	22%	11%	18%	11%
Period over period increase	$173,253		$316,407
	*		*

*	Percentage not meaningful
      The increase in revenues from our Storage and Server Management segment was due primarily to sales of products acquired through the VERITAS acquisition, which contributed $183 million and $324 million of net revenues during the three and nine-month periods ended December 31, 2005, respectively. This amount was offset slightly by the continued decline in sales of our PcAnywhere product.

Net Revenues from our Services Segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Services revenues	$42,328	$8,227	$92,433	$18,753
Percentage of total net revenues	4%	1%	3%	1%
Period over period increase	$34,101		$73,680
% increase	*		*

*	Percentage not meaningful
      The increase in revenue from our Services segment during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year was primarily due to services related to the VERITAS acquisition, which contributed $32 million and $61 million during the respective periods. In addition, the increase was due to an increase in our security consulting services of $2 million and $13 million during the three and nine-month periods ended December 31, 2005, as compared to the comparable periods last year.

Net Revenues from our Other Segment
      Revenues from our Other segment during the three and nine-month periods ended December 31, 2005 and 2004 were insignificant.

Net Revenues by Geographic Region

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
North America (U.S. and Canada)	$602,075	$346,695	$1,533,949	$965,958
Percentage of total net revenues	52%	50%	53%	52%
Period over period increase	$255,380		$567,991
% increase	74%		59%
EMEA (Europe, Middle East, Africa)	$374,882	$241,287	$922,443	$612,154
Percentage of total net revenues	33%	35%	32%	33%
Period over period increase	$133,595		$310,289
% increase	55%		51%
Asia Pacific/Japan	$152,462	$95,143	$398,283	$259,639
Percentage of total net revenues	13%	14%	14%	14%
Period over period increase	$57,319		$138,644
% increase	60%		53%
Latin America	$19,607	$12,099	$50,157	$32,420
Percentage of total net revenues	2%	2%	2%	2%
Period over period increase	$7,508		$17,737
% increase	62%		55%

*	Percentage not meaningful
      The increase in net revenues in international regions during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year was primarily due to sales of products acquired through the VERITAS acquisition, which contributed $237 million and $420 million of net revenues during each of the periods, respectively. Increased sales of our Norton Internet Security products in our

Consumer Products segment and our antivirus and antispam products in our Enterprise Security segment contributed to the increase in net revenue in the international regions during the nine-month period ended December 31, 2005, while the change to ratable revenue recognition with the release of the 2006 consumer products partially offset the increase in net revenues for the three-month period ended December 31, 2005. A weakness in major foreign currencies negatively impacted our international revenue growth by $15 million and $34 million during the December 2005 quarter, as compared to the September 2005 quarter and December 2004 quarter, respectively, and negatively impacted our international revenue growth by $18 million during the nine-month period ended December 31, 2005 as compared to the nine-month period ended December 31, 2004. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
Cost of Revenue

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Cost of revenue	$268,478	$121,498	$698,715	$330,978
Gross margin	77%	83%	76%	82%
Period over period increase	$146,980		$367,737
% increase	*		*

*	Percentage not meaningful
      Gross profit represents net revenues less cost of revenues. Cost of revenues consists primarily of payments to OEMs under revenue sharing arrangements, costs for producing manuals and CDs, fee-based technical support costs, costs of billable services, royalties paid to third parties under technology licensing agreements, packaging costs, manufacturing expenses, and amortization of acquired product rights from business acquisitions.
      Gross margin decreased during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year due primarily to increased amortization of acquired product rights due to certain identifiable intangibles acquired through the VERITAS acquisition. Costs for services and technical support also increased during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year. These increases were partially offset by ratable recognition of material costs for 2006 consumer packaged products, royalties paid to third parties, and OEM royalties on our Consumer products as the costs for the 2006 consumer products are now recognized ratably over the term of the license.

Cost of Content, Subscriptions, and Maintenance

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Cost of content, subscriptions and maintenance	$167,186	$93,453	$439,211	$253,234
As a % of related revenue	22%	18%	22%	18%
Period over period increase	$73,733		$185,977
% increase	79%		73%

*	Percentage not meaningful
      Cost of content, subscriptions, and maintenance consists primarily of royalty expense, technical support costs, and distribution costs. Cost of content, subscriptions and maintenance increased as a percentage of the related revenue during the three and nine-month periods ended December 31, 2005, due primarily to sales of products acquired through the VERITAS acquisition, which contributed $77 million and $150 million in additional cost and was 45% and 49% of Content, subscriptions, and maintenance revenue for each period, respectively.

Cost of Licenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Cost of licenses	$16,256	$14,710	$33,983	$39,955
As a % of related revenue	4%	8%	4%	8%
Period over period increase (decrease)	$1,546		$(5,972)
% decrease	11%		(15)%

*	Percentage not meaningful
      Cost of licenses consists primarily of distribution costs and royalty expenses. Cost of licenses decreased as a percentage of the related revenue during the three and nine-month periods ended December 31, 2005, as compared to comparable periods last year, due primarily to sales of products acquired through the VERITAS acquisition, which contributed $6 million and $10 million in additional license cost for each period, respectively, and was 2% of the related license revenues during both periods. This increase in license costs for the three-month and nine-month periods ended December 31, 2005 was offset by $6 million and $15 million decreases, respectively, in the consumer products license costs as compared to the comparable periods last year. These costs and the associated revenue are reported as Content, subscriptions and maintenance beginning with the release of our 2006 consumer products as we now recognize the revenue ratably over the content update period.

Amortization of Acquired Product Rights
      Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Operations. Acquired product rights are comprised of developed technologies, patents, and revenue-related order backlog and contracts from acquired companies. Amortization of acquired product rights was $85 million and $226 million during the three and nine-month periods ended December 31, 2005, respectively, as compared to $13 million and $38 million during the comparable 2004 periods. The increased amortization is primarily associated with the VERITAS acquisition, for which amortization began in July 2005. In connection with the VERITAS acquisition, we recorded $1.3 billion in acquired product rights which will be amortized over their useful lives of three months to five years. For further discussion of acquired product rights and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.
Operating Expenses

Sales and Marketing Expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Sales and marketing	$433,094	$226,577	$1,045,877	$616,395
Percentage of total net revenues	38%	33%	36%	33%
Period over period increase	$206,517		$429,482
% increase	91%		70%
      The increase in sales and marketing expenses during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year was due primarily to the VERITAS acquisition, which contributed $197 million and $385 million, respectively, in additional sales and marketing expenses.

The remaining increase in sales and marketing expenses was due primarily to an increase in employee headcount from company growth, resulting in additional employee compensation cost.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Research and development	$187,533	$85,289	$466,079	$241,989
Percentage of total net revenues	16%	12%	16%	13%
Period over period increase	$102,244		$224,090
% increase	*		93%

*	Percentage not meaningful
      The increase in research and development expenses during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year was due primarily to the VERITAS acquisition, which contributed $97 million and $201 million, respectively, in additional research and development expenses.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
General and administrative	$61,753	$29,910	$151,520	$81,773
Percentage of total net revenues	5%	4%	5%	4%
Period over period increase	$31,843		$69,747
% increase	*		85%

*	Percentage not meaningful
      The increase in general and administrative expenses during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year was due primarily to the VERITAS acquisition, which contributed $24 million and $51 million, respectively, in additional general and administrative expenses. The remaining increase in general and administrative expenses was due primarily to an increase in employee headcount from company growth, resulting in additional employee compensation cost.

Amortization of Other Intangible Assets from Acquisitions
      Other intangible assets from acquisitions are comprised of customer base and trade names. Amortization of other intangible assets was $48 million and $98 million during the three and nine-month periods ended December 31, 2005, respectively, as compared to $2 million and $4 million during the comparable 2004 periods. The increased amortization is primarily associated with the VERITAS acquisition, for which amortization began in July 2005. In connection with the VERITAS acquisition, we recorded $1.5 billion in other intangible assets which will be amortized over their useful lives of 8 to 10 years. For further discussion of other intangible assets from acquisitions and related amortization, see Notes 4 and 5 of the Notes to Condensed Consolidated Financial Statements.

Amortization of Deferred Stock-based Compensation

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Sales and marketing	$4,089	$223	$9,352	$469
Research and development	5,658	306	13,526	643
General and administrative	2,582	512	5,625	568

Total amortization of deferred stock-based compensation	$12,329	$1,041	$28,503	$1,680

      In connection with the acquisition of VERITAS in July 2005, we assumed VERITAS stock options and RSUs and converted them into options to purchase 66 million shares of Symantec common stock and 425,000 Symantec RSUs. The fair value of the assumed stock options was $688 million using the Black-Scholes valuation model with the following weighted average assumptions: volatility of 36%, risk-free interest rate of 3.4%, expected life of 3.5 years, and dividend yield of zero. The fair value of the RSUs was $11 million based on the intrinsic value of the underlying shares on the announcement date. The intrinsic value of the unvested options and RSUs was valued at $63 million and was recorded in deferred stock-based compensation within Stockholders’ equity in the Condensed Consolidated Balance Sheets during the September 2005 quarter. We recorded amortization of deferred stock-based compensation related to the assumed VERITAS stock options and RSUs of $9 million and $20 million during the three and nine-month periods ended December 31, 2005, respectively.
      In connection with the acquisition of Brightmail in June 2004, we assumed Brightmail stock options and converted them into options to purchase Symantec common stock. The intrinsic value of the assumed unvested stock options was $21 million and was recorded in deferred stock-based compensation within Stockholders’ equity in the Condensed Consolidated Balance Sheet during fiscal 2005. We recorded amortization of deferred stock-based compensation related to the assumed Brightmail stock options of $2 million and $6 million during the three and nine-month periods ended December 31, 2005, respectively.

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

Acquired In-process Research and Development (IPR&D)
      During the nine-month period ended December 31, 2005 we wrote off $284 million of IPR&D in connection with our acquisition of VERITAS, completed in July 2005. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. At the time of the acquisition, VERITAS was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0 and various other projects. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, it was estimated that these IPR&D development efforts would be completed over the next 12 months at an estimated total cost of $120 million. At December 31, 2005, the development efforts were continuing on schedule and within expected costs.

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
      During the nine-month period ended December 2004 we wrote-off $3 million of IPR&D in connection with our acquisition of Brightmail, completed in June 2004. The Brightmail IPR&D related to the third generation of Brightmail’s antispam product offering. The efforts required to develop the acquired IPR&D principally related to the completion of all planning, design, development, and testing activities that were necessary to establish that the product could be produced to meet its design specifications, including features, functions, and performance. We determined the fair value of the acquired IPR&D by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting cash flows back to their net present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Restructuring
      As of December 31, 2005, we had a restructuring reserve of $43 million, of which $19 million was included in Other accrued expenses in the Condensed Consolidated Balance Sheet and $24 million was included in Other long-term liabilities in the Condensed Consolidated Balance Sheet. The restructuring reserve consists of $32 million related to a restructuring reserve assumed from VERITAS in connection with the acquisition, $7 million related to a restructuring reserve established in the current quarter, $3 million related to restructuring costs as a result of the VERITAS acquisition, and $1 million related to our fiscal 2002 restructuring plan.
      In connection with the VERITAS acquisition, we assumed a restructuring reserve for $53 million related to the 2002 VERITAS facility restructuring plan. During the three months ended December 31, 2005, we reduced this reserve by $7 million. During the three and nine months ended December 31, 2005, we paid $11 million and $14 million, respectively, related to this reserve. The remaining reserve amount of $32 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of costs are currently scheduled to be paid by the end of fiscal 2011.
      With regard to the 2002 VERITAS restructuring reserve, our actual costs could vary significantly from our current estimates, depending, in part, on the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates, and the outcome of negotiations with lessors regarding terminations of some of the leases. Some of these factors are beyond our control. Adjustments to the 2002 VERITAS restructuring reserve will be made if actual lease exit costs or sublease income differ materially from amounts currently expected.
      During the three months ended December 31, 2005, we recorded $14 million of restructuring costs for severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of 335 redundant employees located in the United States, Europe, and Asia Pacific. During the three months ended December 31, 2005, we paid $7 million related to this restructuring reserve.

      In connection with the VERITAS acquisition on July 2, 2005, we initially recorded $5 million of restructuring costs, of which $1 million related to excess facilities costs and $4 million related to severance, associated benefits, and outplacement services. During the three months ended December 31, 2005, we recorded an additional $1 million of restructuring costs which related to excess facilities costs, severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the VERITAS acquisition. During the three months ended December 31, 2005, no significant amounts were paid. During the nine months ended December 31, 2005, we paid $3 million related to this reserve.
      The fiscal 2002 restructuring reserve consists of the costs of excess facilities in Europe and Eugene, Oregon, net of sublease income. During the three and nine months ended December 31, 2005, no significant amounts were paid and we expect the remaining reserve balance to be utilized by the end of fiscal 2007.
      See Note 4 of the Notes to Condensed Consolidated Financial Statements for information on the acquisition related costs incurred in connection with the VERITAS acquisition.

Integration Planning
      In connection with our acquisition of VERITAS, we recorded integration planning costs of $2 million and $15 million during the three and nine-month periods ended December 31, 2005, respectively, which consisted primarily of costs incurred for consulting services and other professional fees.

Non-operating Income and Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Interest and other income, net	$22,525	$13,354	$85,246	$34,515
Interest expense	(6,843)	(1,741)	(14,346)	(12,323)

Total	$15,682	$11,613	$70,900	$22,192

Percentage of total net revenues	1%	2%	2%	1%
Period over period increase	$4,069		$48,708
% increase	35%		*

*	Percentage not meaningful
      The increase in Interest and other income, net during the three and nine-month periods ended December 31, 2005 as compared to the comparable periods last year was due primarily to a higher average investment balance, due to the cash acquired through the VERITAS acquisition, and higher average interest rates.
      Interest expense during the three and nine months ended December 31, 2005 was due primarily to the interest and accretion related to the 0.25% convertible subordinated notes that were assumed in connection with the acquisition of VERITAS. In August 2003, VERITAS issued $520 million of 0.25% convertible subordinated notes due August 1, 2013. For further discussion of the 0.25% convertible subordinated notes, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
      Interest expense during the three and nine-month periods ended December 2004 was related to the issuance of our $600 million 3% convertible subordinated notes in October 2001. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70 million shares of our common stock and the remainder was redeemed for cash. We have not incurred further interest expense with respect to these notes as a result of the conversion.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	($ in thousands)
Provision for income taxes	$44,609	$76,105	$126,493	$193,159
Effective income tax rate	33%	32%	77%	32%
      The effective tax rate for the nine months ended December 31, 2005 reflects the impact of the IPR&D charge in the September 2005 quarter which is nondeductible for tax reporting purposes. Excluding the charge for IPR&D, and excluding a tax benefit of $22 million attributable to a reversal of fiscal 2005 tax expense due to technical corrections to the American Jobs Creation Act of 2004, the effective tax rate for the nine months ended December 31, 2005 is approximately 33%. This rate represents our current estimated annual effective tax rate and is lower than the U.S. Federal and state combined tax rate due to a lower statutory tax rate on income generated by our Irish operations.
      The rate for the three and nine months ended December 31, 2004 is lower than the U.S. Federal and state combined tax rate due to a lower statutory tax rate on income generated by our Irish operations.
      Realization of our net deferred tax assets as of December 31, 2005 is dependent primarily upon future United States taxable income and our implementation of tax planning strategies. We believe it is more likely than not that the net deferred tax assets will be realized, based on historical earnings and expected levels of future taxable income as well as the implementation of tax planning strategies. Levels of future taxable income are subject to the various risks and uncertainties discussed in the Risk Factors set forth in this report. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.
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
      In May 2005, clarifying language was issued by the U.S. Department of Treasury and the Internal Revenue Service with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act. As a result of this clarifying language, we reduced the tax expense attributable to the repatriation by approximately $20 million in the June 2005 quarter, which reduced the cumulative tax charge on the repatriation to $34 million. During the September 2005 quarter, additional clarifying language was issued regarding the treatment of certain deductions attributable to the earnings repatriation. The result of this clarification was a reduction of tax expense of approximately $2 million during the September 2005 quarter, thus reducing the cumulative charge on the repatriation to $32 million.

Liquidity and Capital Resources

	Nine Months Ended
	December 31,

	2005	2004

	(In thousands)
Net cash provided by (used in):
Operating activities	$1,049,852	$853,281
Investing activities	3,577,079	(1,029,532)
Financing activities	(3,835,605)	(38,971)
Effect of exchange rate fluctuations on cash and cash equivalents	(43,514)	33,350

Increase (decrease) in cash and cash equivalents	$747,812	$(181,872)

      As of December 31, 2005, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $2.8 billion, of which 37% was held domestically and the remainder was held outside of the United States. The remittance back to the United States of cash, cash equivalents, and short-term investments held by legal entities domiciled outside of the United States may result in significant additional income tax expense. Accordingly, we may choose to satisfy a portion of our cash needs for domestic purposes through third-party financing arrangements.
      On July 2, 2005, we completed our acquisition of VERITAS and acquired its cash, cash equivalents, and short-term investments of approximately $2.9 billion and assumed contingently convertible debt with a principal amount of $520 million due August 1, 2013 and a short-term loan with a principal amount of EURO 411 million. The convertible debt may be converted by the holders at any time into 24.37288 shares of Symantec common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Upon conversion, we would be required to pay the holder the cash value of the applicable number of shares of Symantec common stock ($17.50 per share at December 31, 2005), up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at Symantec’s option. Interest payments of 0.25% per annum on the principal amount are payable semi-annually in arrears on February 1 and August 1 of each year. On or after August 5, 2006, we have the option to redeem all or a portion of the notes at a redemption price equal to the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon a fundamental change involving Symantec, holders have the right to require us to repurchase the notes at a repurchase price equal to the principal amount, plus accrued and unpaid interest. The entire balance of the short-term loan with a principal balance of EURO 411 million was paid off on July 7, 2005.
      On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. We commenced repurchases using the $3 billion authorization on August 2, 2005 and as of December 31, 2005 all authorized repurchases were completed. On January 31, 2006, the Board, through one of its committees, approved a plan to repurchase $1 billion of Symantec common stock. In connection with the stock repurchase authorization, we expect to enter into Rule 10b5-1 trading plans to facilitate stock repurchases of $125 million per quarter during fiscal year 2007. We intend to use the remaining $500 million to make stock repurchases opportunistically starting in the March 2006 quarter.
      We believe that our cash balances, including those assumed by the acquisition of VERITAS, as well as cash that we generate over time from our combined operations and our borrowing capacity, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating Activities
      Net cash provided by operating activities during the nine months ended December 31, 2005 resulted largely from net income of $38 million, plus non-cash depreciation and amortization charges of $472 million, the write off of IPR&D of $284 million related to the acquisition of VERITAS, and an increase in deferred revenue of $411 million. These factors were partially offset by a decrease in deferred taxes of $181 million and by an increase in accounts receivable of $142 million due to increased billings as a result of the late release of our 2006 consumer products.
      Net cash provided by operating activities during the nine months ended December 31, 2004 resulted largely from net income of $416 million, plus non-cash depreciation and amortization charges of $88 million and the income tax benefit from employee stock plans of $84 million. Deferred revenue increased by $253 million, offset by an increase in accounts receivable of $35 million. In addition, income taxes payable increased by $58 million.

Investing Activities
      Net cash provided by investing activities during the nine months ended December 31, 2005 was primarily the result of net sales of short-term investments of $2.9 billion and net cash totaling $885 million acquired through the acquisition of VERITAS, which was partially offset by the cash expenditures for our three other acquisitions in fiscal 2006. These amounts were partially offset by capital expenditures of $202 million, including $63 million for the purchase of two buildings in Mountain View, California.
      Net cash used in investing activities during the nine months ended December 31, 2004 was primarily the result of payments for business acquisitions of $423 million, of which $298 million related to the acquisition of Brightmail, and net purchases of short-term investments of $536 million.

Financing Activities
      We have operated a stock repurchase program since 2001. On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. We commenced repurchases under the $3 billion authorization on August 2, 2005 and as of December 31, 2005 all authorized repurchases were completed. On January 31, 2006, the Board, through one of its committees, approved a plan to repurchase $1 billion of Symantec common stock. In connection with the stock repurchase authorization, we expect to enter into Rule 10b5-1 trading plans to facilitate stock repurchases of $125 million per quarter during fiscal year 2007. We intend to use the remaining $500 million to make stock repurchases opportunistically starting in the March 2006 quarter.
      During the nine-month period ended December 31, 2005, we repurchased 165 million shares at prices ranging from $17.34 to $23.85 for an aggregate amount of $3.5 billion. During the nine-month period ended December 31, 2004, we repurchased 7 million shares at prices ranging from $21.42 to $30.77 for an aggregate amount of $180 million. As of December 31, 2005 all authorized repurchases were completed. For further information regarding stock repurchases, see Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds of this report.
      In addition, during the nine-month periods ended December 31, 2005 and 2004, we received $130 million and $141 million, respectively, from the sale of our common stock through employee benefit plans.
Contractual Obligations and Off-Balance Sheet Arrangements
      The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our information within the context of our consolidated financial position, results of operations, and cash flows. The following table summarizes our fixed contractual obligations and commitments as of December 31, 2005:

		Payments Due In
	Total
	Payments		Fiscal 2007	Fiscal 2009	Fiscal 2011
	Due	Fiscal 2006(1)	and 2008	and 2010	and Thereafter

	(In thousands)
Convertible subordinated notes(2)	$520,000	$—	$520,000	$—	$—
Purchase obligations(3)	394,133	394,133	—	—	—
Operating leases(4)	379,416	21,393	140,692	79,970	137,361

Total contractual obligations	$1,293,549	$415,526	$660,692	$79,970	$137,361

(1)	Represents obligations for the last quarter of fiscal year 2006.

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

(3)	Purchase obligations are entered into in the normal course of our business. As of December 31, 2005, we had total purchase obligations of approximately $394 million, as compared with $79 million at March 31, 2005, as previously reported in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The purchase obligations as of December 31, 2005 include certain commitments assumed in connection with the VERITAS acquisition and post-acquisition integration activities.

(4)	We lease office space in North America (principally in the United States), Latin America, Asia-Pacific, and EMEA. As of December 31, 2005, we had total operating lease commitments of $379 million, as compared with $119 million, as previously disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005. The operating lease commitments as of December 31, 2005 include operating leases assumed in connection with the VERITAS acquisition.

Development Agreements
      During the June 2005 quarter, we entered into agreements in connection with the construction of or refurbishments to buildings in Springfield (Oregon) and Culver City (California). Payment is contingent upon the achievement of certain agreed-upon milestones. Some of the milestones have been met, which resulted in payments of $25 million through the December 2005 quarter. The remaining commitment is $30 million as of December 31, 2005.

Recent Acquisitions
      On January 6, 2006, we completed the acquisition of Bindview Development Corporation, a global provider of agent-less IT security compliance software for $210 million in cash, excluding acquisition related costs.
      On December 23, 2005, we entered into an agreement to acquire IMlogic, Inc., a developer of enterprise software for instant messaging, for an estimated purchase price of $90 million, excluding acquisition related costs. The acquisition is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of closing conditions.
      On February 7, 2006, we entered into an agreement to acquire Relicore, Inc., a leading provider of data center change and configuration management solutions, for an estimated purchase price of $52 million, excluding acquisition related costs. The acquisition is expected to close in the fourth quarter of fiscal 2006, subject to the satisfaction of closing conditions.

Royalties
      We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue and has not been included in the table above. Certain royalty commitments have minimum commitment obligations; however, as of December 31, 2005 all such obligations are immaterial.

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
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. When adopted and if used, SFAS No. 154 would have a material impact on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment,which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. See Stock-Based Compensation above for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation. We will adopt SFAS No. 123R in the first quarter of fiscal 2007, using the modified prospective method.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial position, results of operations, or cash flow.
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

Risk Factors
      The acquisition of VERITAS may result in dilution of net income per share. We expect that the acquisition of VERITAS will result in a decrease in our overall revenue growth rate and gross margin. The acquisition could also fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the reasons for our acquisition of VERITAS, such as the achievement of operating synergies, may not be realized. As a result of these or other factors, the acquisition may not result in improved net income per share.
      If we fail to successfully integrate the operations of VERITAS, we may not realize the potential benefits of the acquisition. The integration of the operations of VERITAS into our operations is a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers, partners and vendors could choose not to do business with us. We expect to operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices. We may encounter the following difficulties, costs, and delays involved in the continued integration of these operations, any of which could negatively impact our business and harm our results of operations and financial condition:

•	Failure to successfully manage relationships with customers, partners, and vendors

•	Failure of customers to accept new products or services or to continue using the products and services of the combined company

•	Difficulties in successfully integrating the management, sales force, and employees of the combined company

•	Challenges encountered in managing larger, more geographically dispersed operations

•	Loss of key management personnel and employees

•	Diversion of the attention of management from other primary business matters

•	Potential incompatibility of technologies and business processes and systems

•	Potential incompatibility of business cultures and practices
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
      Our markets are competitive and our financial results and financial condition could be adversely affected if we are unable to anticipate or react to this competition. Our markets are competitive. If we are unable to anticipate or react to competition or if existing or new competitors gain market share, our sales may decline or be impaired and we may experience a decline in the prices we can charge for our products, which could adversely affect our operating results. Our competitive position depends on several factors, including:

•	Our ability to effectively respond to product price decreases implemented by our competitors

•	Our ability to effectively adapt to the continued development, acquisition, or licensing of technology or product rights by our competitors

•	Our ability to enhance our products or develop new products that are compatible with new hardware and operating systems

•	Our ability to effectively adapt to changing technological demands

•	Our strategic decisions regarding the best allocation of our limited resources
      Our competitors include or may include the following:

•	Independent software vendors who may offer products that directly compete with our products or bundle their software products with software offered by another vendor either directly or as part of a hardware appliance

•	Large operating system providers and network equipment and computer hardware manufacturers who may include security, remote access, or storage tools in their product offerings

•	The internal development groups of storage hardware providers, many of whom are our strategic partners, who may develop their own Storage and Server Management software and utility computing infrastructure for their own storage and server hardware products

•	Internet service providers, or ISPs, that provide security functionality to their subscribers at no additional fee
      Microsoft is in the process of adding security and remote access features to new versions of its operating system products. Microsoft has also announced the acquisition of companies that offer security products that compete more directly with our security products and the acquisition of an e-mail security services company that competes with our services. In addition, Microsoft has recently announced an online subscription service that includes automated protection, maintenance, and performance tuning, which is expected to be available to the general public in the near future. Microsoft has also recently introduced a free beta version of an antispyware product for the consumer market, and has recently released a disk-based back-up and recovery product for its server based operating system. This disk-based back-up product interoperates with our Windows backup solutions, BackupExec and NetBackup. Some of the backup and recovery functionality of the Microsoft offering is competitive with our backup and recovery functionality. In the future, Microsoft may offer additional features or products that compete with our products.
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
      We may not be able to achieve expected growth rates in sales of our products, particularly our consumer security products. Until recently, we had experienced a higher than expected rate of growth in sales of our consumer security protection products. We believe that historical growth rates for our consumer security protection products has been spurred by a number of factors, including increased broadband usage and increased awareness of security threats to consumer systems, including several well publicized viruses. The impact of these factors could diminish over time with greater market penetration, and the growth rates in sales of consumer security protection products may decline in the future.
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
      VERITAS has reported a material weakness in its internal control over financial reporting, and we have not yet assessed the impact of this situation on our internal controls. As reported by VERITAS in its Form 10-Q for its fiscal quarter ended March 31, 2005, VERITAS concluded that its disclosure controls and procedures were not effective as of March 31, 2005 as a result of a material weakness in its internal control over financial reporting. VERITAS ceased to be a public reporting company prior to the filing of a quarterly report for its quarter ended June 30, 2005 and, therefore, did not express a conclusion as to the status of its disclosure controls and procedures as of that date. While we believe we have remediated the control deficiencies related to the material weakness referred to in the VERITAS’ quarterly report on Form 10-Q for the quarter ended March 31, 2005, we have not evaluated the effectiveness of the related internal control over financial reporting and do not expect to complete this evaluation until the end of our current fiscal year. Accordingly, we cannot assure you that the material weakness reported by VERITAS will not cause us to determine that our internal control over financial reporting is not effective as of the end of our current fiscal year.
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

•	Potential loss of proprietary information due to piracy, misappropriation, or laws that may be less protective of our intellectual property rights

•	Requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations

•	Regulations or restrictions on the use, import, or export of encryption technologies, which could delay or prevent the acceptance and use of encryption products and public networks for secure communications

•	Fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation, which could reduce our customers’ ability to obtain financing for software products or which could make our products more expensive in those countries

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable

•	Difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations

•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries

•	Reduced sales due to the failure to obtain any required export approval of our technologies, particularly our encryption technologies

•	Costs and delays associated with developing software in multiple languages

•	Political unrest, war, or terrorism, particularly in areas in which we have facilities
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
      If we fail to manage our sales and distribution channels effectively, or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected. We sell our consumer products to individuals and small offices/home offices around the world through a multi-tiered sales and distribution networks. Our consumer products are available to customers through indirect channels that include distributors, retailers, direct marketers, Internet-based resellers, educational institutions, and ISPs, as well as through OEMs. We separately sell annual content update subscriptions directly to end users primarily via the Internet. We also sell some of our products and product upgrades through direct mail/email and over the Internet, in conjunction with channel partners. We sell our enterprise products and related services both directly to end-users and through a variety of indirect sales channels, which include value-added resellers, distributors, system integrators and OEMs. These sales and distribution channels involve special risks, including the following:
      Direct Sales. A significant portion of our revenues from enterprise products is derived from sales by our direct sales force to end-users. This sales channel involves special risks, including:

•	Longer sales cycles associated with direct sales efforts

•	Difficulty in managing and integrating the direct sales force following our acquisition of VERITAS

•	Difficulty in hiring, training, retaining, and motivating our direct sales forces

•	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products
      Indirect Sales Channels. A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of special risks, including:

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

      OEM Sales Channels. A significant portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

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
      If we fail to manage our sales and distribution channels successfully, these channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses, as well as weaken our competitive position. Some distribution partners have experienced financial difficulties in the past, and if our partners suffer financial difficulties in the future, we may have reduced sales or increased bad debt expense, which would adversely affect our operating results. In addition, reliance on multiple channels subjects us to events that cause unpredictability in demand. This increases the risk that we may not plan effectively for the future, which could result in adverse operating results in future periods.
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
      Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products. From time to time, we have received claims that we have infringed the intellectual property rights of others. As the number of products in the software industry increases and the functionality of these products further overlap, we believe that we may become increasingly subject to infringement claims, including patent, copyright, and trademark infringement claims. We have received several trademark claims in the past and may receive more claims in the future from third parties who may also be using our name or another name that may be similar to one of our trademarks or service marks. We have also received patent infringement claims in the past and may receive more claims in the future based on allegations that our products infringe upon patents held by third parties. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claim, we could be required to stop selling, delay shipments or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.
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
      If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed. Our software and underlying technology are proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently, by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the United States, and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, alone or through our alliances with Business Software Alliance (BSA), or the Software & Information Industry Association (SIIA), could be costly, may distract management from day-to-day operations and lead to additional claims against us, which could adversely affect our operating results.
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
      Our stock price may be volatile in the future, and you could lose the value of your investment. The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	Announcements of quarterly operating results and revenue and earnings forecasts by us, our competitors, or our customers

•	Failure to achieve financial forecasts because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us, or we are unable to effectively manage our operations

•	Rumors, announcements, or press articles regarding changes in our management, organization, operations, or prior financial statements

•	Changes in revenue and earnings estimates by securities analysts

•	Announcements of planned acquisitions by us or by our competitors

•	Announcements of new or planned products by us, our competitors, or our customers

•	Gain or loss of a significant customer

•	Inquiries by the SEC, Nasdaq, law enforcement, or other regulatory bodies

•	Acts of terrorism, the threat of war, and economic slowdowns in general
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

      We also hold equity interests in several privately-held companies. These investments were recorded at cost, and are classified as Other long-term assets on the Condensed Consolidated Balance Sheets. These investments are inherently risky and we could lose our entire investment in these companies. As of December 31, 2005, these investments had an aggregate carrying value of $8 million.
Interest Rate Sensitivity
      We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments are classified as available-for-sale securities as of the balance sheet dates. Our available-for-sale securities are reported at fair market value and any unrealized gains and losses are included as a component of Stockholders’ equity in Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Our cash equivalents and short-term investments consist primarily of corporate securities, taxable auction rate securities, U.S. government and government-sponsored securities, and money market funds. The following table presents the fair value and hypothetical changes in fair market values of our significant financial instruments held as of December 31, 2005 that are sensitive to changes in interest rates (in thousands):

		Hypothetical Change in Fair Market Values Given an Interest
		Rate Increase (Decrease) of X Basis Points (bps)

Investment Portfolios	Fair Value	150 bps	100 bps	50 bps	(25 bps)	(75 bps)

Significant financial instruments	$1,545,368	$(14,744)	$(9,829)	$(4,915)	$2,457	$7,372
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
Exchange Rate Sensitivity
      We conduct business in 33 international currencies through our worldwide operations. We believe that the use of foreign exchange forward contracts should reduce the risks that arise from conducting business in international markets.
      We hedge risks associated with certain foreign currency cash, investments, receivables, and payables in order to minimize the impact of changes in foreign currency fluctuations on these assets and liabilities denominated in foreign currencies. Foreign exchange forward contracts as of December 31, 2005 were as follows (in millions):

		Resulting Increase (Decrease) in
		FV of Foreign Forward Exchange
		Contracts Given X% Appreciation
		(Devaluation) of Foreign Currency
	Notional
Foreign Forward Exchange Contracts	Amount	10%	5%	(5)%	(10)%

Purchased	$135	$12	$6	$(7)	$(15)
Sold	$452	$(41)	$(22)	$24	$50
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

(a)	Evaluation of Disclosure Controls and Procedures
      The Securities and Exchange Commission, or SEC, defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and our acting Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our acting Chief Financial Officer, that our disclosure controls and procedures were effective for this purpose as of the end of the period covered by this report.

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
      Although we have adopted changes to our internal control over financial reporting to address these matters, as further discussed in Item (c) below, we have not completed our own assessment of these control deficiencies and their impact on our internal control over financial reporting. We expect to assess the effectiveness of our internal control over financial reporting, including the impact of the foregoing control deficiencies of VERITAS on our internal control over financial reporting, as of March 31, 2006. Accordingly, we cannot assure you that the material weakness described by VERITAS in its annual report on Form 10-K for the year ended December 31, 2004 will not cause us to determine that our internal control over financial reporting is not effective as of the end of our current fiscal year.

(c)	Changes in Internal Control over Financial Reporting.
      Subsequent to the filing of our quarterly report on Form 10-Q with the SEC for the quarter ended September 30, 2005, we identified a misclassification in our Condensed Consolidated Statement of Cash Flows for the six-month period ended September 30, 2005, which we determined was the result of a material weakness in our internal control over financial reporting, specifically with regard to our review procedures related to non-routine items in our Condensed Consolidated Statements of Cash Flows. During the quarter ended December 30, 2005, we implemented additional controls in our internal control over financial reporting, which we believe have remediated this material weakness. Specifically, we developed a supplemental review checklist for the statement of cash flows that includes questions relating to non-routine transactions and specifically to accruals for investing or financing transactions. In addition, we added a process to our review of the statement of cash flows in which a formal quarterly cash flow analytical is prepared to highlight variances in the statement of cash flows between reporting periods.
      In addition, during the quarter ended December 30, 2005, we completed the implementation of additional controls in our internal control over financial reporting, which we believe have remediated the control deficiencies comprising the material weakness of VERITAS described in Item (b) above. Specifically, we have consolidated the majority of our order services functions, as well as implemented additional compliance and quality review controls, with an emphasis on controls over manual orders. In addition, we have revised our contract administration processes; implemented an internal control evaluation group within our US order services function; and added additional personnel to our revenue accounting function.

      Except as described in this Item (c), during the quarter ended December 30, 2005, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      Information with respect to this Item may be found in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Stock repurchases during the three-month period ended December 31, 2005 were as follows:

				Dollar Value of
				Shares That
			Total Number of	May yet be
	Total		Shares Purchased	Purchased
	Number of	Average	Under Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
	Purchased	per Share	or Programs	Programs

				(In millions)
October 1, 2005 to October 28, 2005	37,020,062	$22.49	37,020,062	$833
October 29, 2005 to November 25, 2005	24,630,311	$19.71	24,630,311	$332
November 26, 2005 to December 30, 2005	18,472,900	$17.84	18,472,900	$—

TOTAL	80,123,273	$20.56	80,123,273

      We have operated a stock repurchase program since 2001. On March 28, 2005, the Board increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the VERITAS acquisition on July 2, 2005. We commenced repurchases using the $3 billion authorization on August 2, 2005 and as of December 31, 2005 all authorized repurchases were completed. On January 31, 2006, the Board, through one of its committees, approved a plan to repurchase $1 billion of Symantec common stock. In connection with the stock repurchase authorization, we expect to enter into Rule 10b5-1 trading plans to facilitate stock repurchases of $125 million per quarter during fiscal year 2007. We intend to use the remaining $500 million to make stock repurchases opportunistically starting in the March 2006 quarter.

Item 6.	Exhibits

Exhibit
Number		Exhibit Description

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Stephen C. Markowski
Vice President of Finance, Chief Accounting
Officer and Acting Chief Financial Officer
Date: February 7, 2006

Exhibit Index

Exhibit
Number		Exhibit Description

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.