Form 10-K
period 2006-03-31
SYMANTEC CORP
filed 2006-06-09
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to .
Commission File Number 000-17781

SYMANTEC CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20330 Stevens Creek Blvd., Cupertino, California	95014-2132 (zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(408) 517-8000

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share, and Related Preferred Stock Purchase Rights
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 30, 2005 as reported on the Nasdaq National Market: $25,312,889,204
      Number of shares outstanding of the registrant’s common stock as of May 26, 2006: 1,035,109,852
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2006 are incorporated by reference into Part III herein.

SYMANTEC CORPORATION
FORM 10-K
For the Fiscal Year Ended March 31, 2006
      “Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. This document contains references to trademarks and trade names of other companies.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
      The discussion following below and throughout this annual report on Form 10-K contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the impact of our acquisition of Veritas Software Corporation and other acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this annual report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Item 1A, Risk Factors, beginning on page 16. We encourage you to read that section carefully.

PART I

Item 1.	Business
Overview
      Symantec is the world leader in providing a wide range of solutions to help individuals and enterprises assure the security, availability, and integrity of their information technology, or IT, infrastructure as well as the information itself. We primarily operate in two growing, diversified markets within the software sector: the secure content management market and the storage software market. The secure content management market includes products that protect consumers and enterprises from threats to personal computers, or PCs, computer networks, and electronic information. The storage software market includes products that archive, protect, and recover business-critical data. We believe that these markets are converging as customers increasingly require both secure content management and storage solutions in order to safeguard their IT infrastructure, information, and interactions.
      Our mission is to provide solutions that help protect the connected experience of our enterprise and consumer customers. Our goal is to be the leading supplier of security and availability software to the enterprise and consumer markets, and to provide customers in both markets with greater confidence that their information is secure and readily available. We strive to help our customers manage compliance, complexity, and cost by protecting their IT infrastructure as they seek to maximize value from their IT investments.
      In the ever-changing threat landscape and increasingly complex IT environment for consumers and enterprises alike, we believe product differentiation will be the key to sustaining market leadership. Thus, we continually work to enhance the features and functionality of our existing products, extend our product leadership, and create innovative solutions for our customers. We focus on generating profitable and sustainable growth through internal research and development, licensing from third parties, and acquisitions of companies with leading technologies.
      On July 2, 2005, we completed our acquisition of Veritas Software Corporation, a leading provider of software and services to enable storage and backup, in a stock transaction valued at $13.2 billion. This acquisition has provided us with the opportunity to redefine protection beyond security to include comprehensive protection of information and applications and more effective management and control of computing and storage environments from the desktop to the data center for individuals and organizations of all sizes. As a result of this acquisition, we believe we are better positioned to help customers build a resilient IT infrastructure, cost effectively manage a complex IT environment, and reduce overall IT risk. During fiscal 2006, excluding Veritas, we completed acquisitions of five privately-held companies and one public company for an aggregate of $627 million in cash.
      With revenue of $4.1 billion in fiscal 2006, Symantec ranks among the top four independent software companies in the world. We have operations in 40 countries. Founded in 1982, we are incorporated in Delaware. Our principal executive offices are located at 20330 Stevens Creek Blvd, Cupertino, California 95014. Our telephone number at that location is (408) 517-8000. Our home page on the Internet is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.
Industry
      The secure content management market consists of antivirus, messaging security, web filtering, and anti-spyware products and services. Security threats continue to evolve from traditional viruses, worms, Trojan horses, and other vulnerabilities, to more recent threats such as phishing (attacks that use spoofed websites and emails designed to record keystrokes or to fool recipients into divulging personal financial data), email fraud, and identity theft. This evolution is a key driver of our research and development and acquisition strategies, as we continually differentiate our solutions from the competition and address our customers’ changing needs.

      As a result of the Veritas acquisition, we have gained market share in the storage software market and are now the leading supplier of hardware-independent storage software. The worldwide storage software market consists of storage management, server and application management, backup and archiving, and infrastructure software products and services. Demand in this market is driven by the ever-increasing quantity of data being collected, the need for data to be protected, recoverable, and accessible at all times, and the need for a growing number of critical applications to be continuously available and highly performing.
      Other factors driving demand in this market include the increase in the number of Internet users and companies conducting business online, the continuous automation of business processes, increased pressures on companies to lower storage and server management costs while simultaneously increasing the utilization and performance of their existing IT infrastructure, and the increasing importance of document retention and regulatory compliance solutions.
      For information regarding our revenue by segment, revenue by geographical area, and long-lived assets by geographical area, see Note 15 of the Notes to Consolidated Financial Statements. For information regarding the amount and percentage of our revenue contributed in each of our product categories and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.
Operating Segments and Products
      As of March 31, 2006, we viewed our business in six operating segments: Consumer Products, Enterprise Security, Data Protection, Storage and Server Management, Services, and Other. The Other segment is comprised of sunset products and products nearing the end of their life cycle and also includes all indirect costs; general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring, that are not charged to the other operating segments. We report the expenses of the former Veritas sales force that cannot be allocated to a specific operating segment in the Other segment.
      Beginning in the June 2006 quarter, we will consolidate our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment.

Consumer Products
      Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses. Our Norton brand of consumer security software solutions provides protection for Windows and Macintosh platforms as well as personal digital assistants, or PDAs, and smartphones. Nearly 90% of our sales within the Consumer Products segment consist of products providing protection from virus attacks.
      Many of Symantec’s consumer products include an ongoing commitment to provide product technology and feature updates throughout the typical 12-month term of the subscription, to help ensure up-to-the-minute protection against the latest threats. Most of the products that we are currently marketing or developing feature LiveUpdatetm functionality, which automatically updates these products with the latest technology, virus definitions, firewall rules, Uniform Resource Locator, or URL, databases, and uninstall scripts.
      The revenue base for our consumer products segment expanded significantly during fiscal 2003 through 2005. We believe comparable growth rates will be difficult to achieve in future periods. During fiscal 2006, the growth rate of our consumer business slowed considerably, impacted by a changing threat environment, a change in our revenue recognition model driven by increases in future subscription pricing for our 2006 consumer products that include content updates, and a strengthening dollar.

      Our primary consumer products are:

Norton Internet Securitytm	This product helps defend home and home office users against viruses, worms, and other security risks, including spyware, spam, phishing, and fraud. It combines antivirus, antispam, firewall, privacy protection, and parental control technologies. It automatically filters spam and phishing email and blocks intruders and identity thieves.

Norton AntiVirustm	This product automatically removes viruses, Trojan horses, and worms. It also checks incoming and outgoing email attachments for viruses. In addition, it scans incoming instant message attachments for threats and it detects and blocks high-risk spyware and adware programs before they are installed on the receiving system.

Norton SystemWorkstm	This family of PC health solutions provides consumers with essential tools to maintain and optimize their computers, solves common problems, and helps boost system performance. These solutions enable back-up of everything on the PC and will recover a user’s system and data — even if the operating system will not start. These solutions also include capabilities such as antivirus, system optimization diagnostics and utilities, backup and recovery, and one-button check up.
      For most of our consumer products, we translate the documentation, software, and packaging into the local language and prepare marketing programs tailored for each local market.

Enterprise Security
      Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop PCs, laptops, and handhelds. Our comprehensive software and appliance solutions include virus protection and content filtering, antispam, endpoint security, firewall and virtual private networking, or VPN, intrusion protection, policy compliance, security management, managed security services, and early warning services.
      Our technology offerings include integrated solutions at the gateway and client levels, including Symantec Client Security and Symantec Gateway Security, which combine several of our security and early warning solutions. At the gateway level, our products run on Windows NT, Solaris, and Linux platforms. At the server level, our products operate on Windows NT, UNIX, Linux, and other key server platforms. At the client level, our products run on the Windows platform.
      Our primary enterprise security solutions address the following areas:

Antivirus
      Nearly 75% of our sales within the Enterprise Security segment consist of solutions providing protection from virus attacks, including Symantec AntiVirus, Symantec Client Security, and Symantec Mail Security. Users of our virus protection and filtering products are able to protect their computer networks from both known and unknown risks associated with the use of Internet resources. Our enterprise antivirus products scan or monitor data that enters, leaves, or travels inside the organization, and can detect and eliminate malicious code that may be introduced into a company’s network.

Antispam
      Our antispam solutions protect more than 300 million email user accounts worldwide from unwanted email known as spam. They provide a multi-layered approach to combating spam, with solutions that sit outside the gateway, at the gateway, and at the desktop. The Symantec Mail Security software, appliance, and hosted solutions include technology that leverages more than 20 spam protection techniques, delivering antispam effectiveness rates of up to 95% and one of the industry’s highest accuracy rates against false positives, or legitimate email mistakenly categorized as spam.

Compliance
      We provide a number of solutions to help customers simplify and sustain compliance with various government regulations, industry standards, and internal policies. Our compliance solutions provide IT administrators a consolidated view of IT compliance across multiple mandates, proactive and reliable IT controls to retain and secure information, and actionable intelligence to provide ongoing compliance. Our solutions include Symantec Enterprise Security Manager, Symantec BindViewtm Policy Manager, and Symantec Sygatetm Network Access Control. These solutions help automate the management of deviations from security configurations and standards. In addition, they help customers lower the cost of compliance through automated assessment of policies against industry regulations and best practices and they help enforce IT security policies throughout the enterprise network.

Managed Security Services
      Symantec Managed Security Services are designed to allow enterprise IT organizations to cost-effectively outsource their security management, monitoring, and response needs. Our comprehensive service offerings leverage the knowledge of Internet security experts to protect the value of an organization’s networked assets and infrastructure. We provide remote monitoring and management of vendor neutral firewall and VPN solutions; real-time monitoring and analysis of intrusion detection alerts; coordinated event monitoring, analysis, and management of Symantec security appliances; and integrated global intelligence services from our early warning solutions.

Data Protection
      Our Data Protection segment provides software solutions designed to protect, backup, archive, and restore data across a broad range of computing environments, from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers. Approximately 90% of our sales in the Data Protection segment consist of backup and recovery products. At the gateway and server levels, our products monitor systems for patterns of misuse and abuse and can warn organizations before systems are misused or information is stolen.
      Email archiving is the fastest growing area in this segment. Our strength in the email archiving market is driven by robust customer demand for regulatory compliance solutions and technology that helps to better manage the email and broader messaging environment.
      Our primary data protection products are:

Backup Exectm	This product is designed for disk-based back-up, delivering reliable, fast, and efficient continuous data protection for Windows servers. The latest version of Backup Exec, Backup Exec 10d, eliminates the need for backup windows and introduces the industry’s first web-based file retrieval.

Veritas NetBackuptm	This product provides customers with a heterogeneous backup and recovery solution that supports all major server and storage platforms in the enterprise, mid-size organizations, workgroups, and remote offices. NetBackup software helps organizations take advantage of both tape and disk storage through advances in disk backups, off-site tape management, and automated server recovery. Symantec recently announced NetBackup PureDisk, a disk-based backup solution that protects remote office data without the need for tape drives, tape media, or skilled IT staff at the remote site.

Enterprise Vaulttm	This product provides a flexible, software-based message archiving framework to enable the discovery of content held within Microsoft Exchange, Microsoft SharePoint Portal Server, and Microsoft Windows file systems. In addition, this product reduces storage costs and simplifies management of email. Enterprise Vault software manages email and instant messaging content through automated, policy-controlled archiving to online stores for active retention and retrieval of information, and includes powerful search and discovery capabilities, complemented by specialized client applications for NASD (National Association of Securities Dealers) compliance and legal discovery.

Storage and Server Management
      Our Storage and Server Management segment provides solutions to simplify and automate the administration of heterogeneous storage and server environments and provide continuous availability of mission-critical applications. These solutions support all major server and storage hardware platforms, helping organizations reduce the complexity of their enterprise data centers, improve service levels, and reduce operation costs.
      Our storage management solutions allow customers to more easily manage the growing data volumes associated with enterprise applications, optimize the availability of data for such applications, discover and control storage hardware assets, and improve the utilization of storage hardware.
      Our server management solutions simplify and automate the administration and management of an organization’s server and application infrastructure. These solutions include configuration management to discover what software is running on data center servers and how those servers are inter-related, provisioning to deploy software onto servers in an automated fashion, and clustering software to help ensure that mission-critical applications are always available.
      Our client management solutions address enterprise needs for patch management, configuration management, and asset management at the client tier. They help protect networked systems from known vulnerabilities by testing and deploying software patches. They also simplify repetitive IT tasks such as configuring, partitioning, provisioning, managing, deploying, and migrating PCs across the enterprise. In addition, they help IT managers discover, inventory, and track hardware and software assets while ensuring license compliance and secure disposal.
      Our primary storage and server management products are:

Veritas Storage Foundationtm	This family of products combines the Veritastm Volume Manager and Veritas File System to provide a complete solution for online storage management. With Veritas Storage Foundation software, physical disks can be grouped into logical volumes to improve disk utilization and eliminate storage-related downtime.

Veritas Cluster Server	An enterprise high availability solution that provides for automated failover of servers running critical applications to maximize application availability, even in the event of an outage. Through central management tools, automation, automated disaster recovery testing tools, and intelligent workload management, Cluster Server allows IT managers to optimize the management and availability of mission-critical applications.

LiveStatetm Recovery	This family of solutions protects, restores, and recovers computer systems with non-intrusive, real-time backups, and rapid disaster recovery on workstations and servers.

Ghosttm	Symantec Ghost Solution Suite is an enterprise imaging and deployment solution. Its operating system deployment, software distribution, and PC migration and retirement features allow enterprise IT staff to manage the entire PC lifecycle while reducing support costs. With the Ghost Solution Suite, administrators can deploy or restore an operating system image or application onto a PC and migrate user settings, data and profiles, without having to physically touch the PC.

Services
      Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions. These services help our customers plan for the management and control of enterprise computing in their specific computing environments.
      The primary classes of service that we offer are:

Symantec Advisory Services	Advisory Services consultants combine technical expertise with a business focus to create comprehensive information security and availability solutions for industry-leading companies. These services include Business Continuity Management, Secure Application Services, Secure Infrastructure Services, Security Compliance Services, and Utility Computing Services.

Symantec Solutions Enablement	Solutions Enablement consultants provide organizations with the expertise to optimize and accelerate the benefits of IT infrastructure investments while maximizing value. These services are tailored to specific Symantec solutions.
Sales and Channel Strategy

Consumer Products
      We sell our consumer products to individuals and small offices/home offices globally through a multi-tiered network of distribution partners. Our strategy is to place our products in a variety of channels where consumers might consider purchasing security and problem-solving solutions.
      Our products are available to customers through channels that include distributors, retailers, direct marketers, Internet-based resellers, original equipment manufacturers, or OEMs, educational institutions, and Internet Service Providers, or ISPs. We separately sell annual content update subscriptions directly to end users primarily through the Internet. We also sell some of our products and product upgrades in conjunction with channel partners through direct mail/email and over the Internet.
      Sales in the Consumer Products business are trending more towards our electronic channels which are comprised of online stores, including our Symantec store, and OEM and ISP relationships. During fiscal 2006, nearly 65% of revenue in the Consumer Products segment came from our electronic channels. We also made infrastructure improvements in order to capture more direct renewal business from customers originally reached through these channels. In fiscal 2006, we partnered with more than 150 ISPs and 50 OEMs around the world.
      During fiscal 2006, we began offering multi-year consumer subscriptions in order to deliver new technology capability and functionality to our customers throughout the year, rather than only once a year. We believe these changes allow us to be more competitive and better protect our customers in the ever-changing computing environment.

Enterprise Solutions
      We sell and market our products and related services to enterprise customers both directly and through a variety of indirect sales channels, which include value-added resellers, or VARs, distributors, system integrators, or SIs, and OEMs. Our enterprise customers include many leading global corporations, small and medium-sized businesses, and many government agencies around the world. Many of our products involve a consultative, solution-oriented sales model. Thus, our sales efforts are targeted to senior executives and IT department personnel who are responsible for managing a company’s IT initiatives.
      Our primary method of demand generation for enterprise customers is through our direct sales force. We ended fiscal 2006 with approximately 4,000 individuals in our sales force, approximately half of whom joined us as a result of the Veritas acquisition. Account managers are responsible for customer relationships and opportunity management and are supported by product and services specialists. During the June 2006 quarter, we expect to further integrate the Symantec and Veritas sales forces as we move towards a single account manager per major account.
      We complement our direct sales efforts with indirect sales channels such as resellers, VARs, distributors, and SIs, primarily to address the small to medium-sized enterprise market. We sell our products through authorized distributors in more than 40 countries throughout the world. Our top distributors are Ingram Micro, Inc. and Tech Data Product Management, Inc.
      Another important element of our Enterprise Solutions strategy involves our relationships with OEM partners that incorporate our products into their products, bundle our products with their products, or serve as authorized resellers of our products.
      During fiscal 2006, our enterprise antivirus products experienced increased competition as negotiations for new and renewal business were consistently aggressive, especially in the small and medium business market.

Marketing and Advertising
      The majority of our marketing dollars is spent on advertising and promotion, which includes demand generation and brand recognition of our consumer products and enterprise solutions. Our advertising and promotion efforts include, but are not limited to, electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. To a lesser extent, we engage in cooperative marketing campaigns with distributors, resellers, and industry partners.
      We continually conduct market research to understand evolving customer needs and buying behaviors. We also communicate with customers through the Symantec website, regularly scheduled web-based seminars and online newsletters, as well as through direct mailings, both physical and electronic, to existing end-users and prospects.
      Other marketing activities include the production of brochures, sales tools, multi-media product demonstrations, packaging, and other collateral as well as participation in focused trade and computer shows, sponsorship of industry analyst conferences, and execution of Symantec road shows, seminars, and user group conferences.
      We typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to distributors and end-users. Distributors and resellers earn volume incentive rebates primarily based upon product sales to end-users. We also offer rebates to individual users that purchase various products through various resale channels.
      We regularly offer upgrade rebates to consumers purchasing a new version of a product. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue.

Support
      We maintain centralized support facilities throughout the world that provide rapid, around-the-clock responses to complex customer inquiries. We have support facilities with experts in technical areas associated with the products we produce and the operating environments in which these products are deployed by many of our customers. Our technical support experts provide customers with information on product implementation and usage, as well as countermeasures and identification tools for new threats. Support is available in multiple languages including Dutch, English, French, German, Italian, Japanese, Korean, Mandarin, Portuguese, and Spanish.
      Our Security Response Team consists of dedicated intrusion experts, security engineers, virus hunters, and members of the global technical support teams that work in tandem to provide extensive coverage for enterprises and consumers. Symantec Security Response provides customers with comprehensive and global Internet security expertise, 24 hours a day, seven days a week, to guard against today’s multi-faceted Internet threats. The Symantec Security Response Team issues a semi-annual Internet Security Threat report that provides an analysis and discussion of trends in Internet attacks, vulnerabilities, malicious code activity, and other security risks. We believe that this report is one of the most comprehensive sources of Internet threat data in the world, leveraging unparalleled sources to identify emerging trends in attacks and malicious code activity.
      Our enterprise security support program offers annual support contracts to enterprise customers worldwide, including content, upgrades, and technical support. Our standard technical support includes the following:

•	Unlimited hotline service delivered by telephone, fax, email, and over the Internet

•	Immediate patches for severe problems

•	Periodic software updates

•	Access to our technical knowledge base and frequently asked question, or FAQ, facility

•	An invitation to our annual user group meeting
      Our consumer product support program provides free self-help online services and free email support to all consumer customers worldwide. A team of product experts, editors, and language translators are dedicated to maintaining the robustness of the online knowledge base. Generally, telephone product support is provided for a fee by an outside vendor. Customers that subscribe to LiveUpdate receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products.
Customers
      Our solutions are used worldwide by individual and enterprise customers in a wide variety of industries, small and medium-sized enterprises, as well as various governmental entities. In fiscal 2006, 2005, and 2004, two distributors, Ingram Micro and Tech Data Product Management, including their subsidiaries, each accounted for more than 10% of our total net revenues. In fiscal 2006 and 2005, one reseller, Digital River, Inc., represented more than 10% of our total net revenues.
Research and Development
      We believe that technical leadership is essential to our success. Therefore, we expect to continue to commit substantial resources to research and development. Whether we maintain our technical leadership position will largely depend on our ability to enhance existing products, respond to changing customer requirements, and develop and introduce new products in a timely manner.
      The Symantec Security Response Team is responsible for a significant component of our research and development efforts. Our Security Response experts, located at research centers throughout the world, are focused on collecting and analyzing the latest malware threats, ranging from network security threats and vulnerabilities to viruses and worms. When a new threat or vulnerability is discovered, our Security Response experts provide a rapid emergency response that consists of communication with customers and delivery of security updates for our security products. To simplify and speed up the delivery of security updates for our product offerings at the server, gateway, and desktop levels, we use our LiveUpdate technology.
      Outside of our Security Response research centers, other major research and development initiatives for storage and availability products include:

•	Continued focus on operating system platform expansion

•	Development of new infrastructure products, including server provisioning, clustering, application performance management, and service level management

•	Initiatives to improve replication, storage resource management, and next generation virtualization technology

•	Development of new data protection technologies for disk-based data protection

•	Continued efforts to ensure regulatory compliance and enhanced disaster recovery
      Symantec Research Labs, or SRL, is a division within our company designed to foster new technologies and products to help us maintain leadership in existing markets. A key component of the SRL is our Advanced Concepts group, which is focused on identifying new markets and quickly transforming ideas into products for those markets.
      Independent contractors are used for various aspects of the product development process. In addition, elements of some of our products are licensed from third parties.
      We had research and development expenses, exclusive of in-process research and development associated with acquisitions, of $665 million in fiscal 2006, $332 million in fiscal 2005, and $252 million in fiscal 2004. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.
Acquisitions
      Our strategic technology acquisitions are designed to enhance the features and functionality of our existing products, as well as extend our product leadership. We use strategic acquisitions to provide certain technology, people, and products for our overall product and services strategy. We consider both time to market and potential market share gains when evaluating acquisitions of technologies, product lines, or companies. We have completed a number of acquisitions of technologies, companies, and products in the past, and we have also disposed of technologies and products. We may acquire and/or dispose of other technologies, companies, and products in the future.
      During fiscal 2006, we completed the acquisition of Veritas, as well as acquisitions of the following six other companies:

XtreamLok	XtreamLok Pty Limited, acquired in May 2005, gives Symantec strong anti-piracy and activation technology backed by an experienced and dedicated team that has successfully worked with Symantec for several years.

WholeSecurity	WholeSecurity, Inc., a leading provider of behavior-based security acquired in October 2005, provides a first line of defense against emerging threats without the need for traditional security signatures. WholeSecurity provides protection from phishing attacks, one of the fastest growing threats to online transactions, such as banking, e-commerce, and auctions. WholeSecurity’s behavior-based security technology is being integrated as a core component of Symantec’s consumer and enterprise desktop security solutions.

Sygate	Sygate Technologies, Inc., the market leader in network access control solutions for large enterprises, was acquired in October

2005. The Sygate acquisition allows Symantec to provide a comprehensive endpoint protection solution for both managed and unmanaged devices. Combining Sygate’s expertise in endpoint compliance and protection with Symantec’s leadership in client security helps ensure that only devices compliant with security policies have access to the network.

BindView	BindView Development Corporation, a global provider of agent-less IT security compliance software, was acquired in January 2006. This acquisition brought together two market leaders in policy compliance and vulnerability market solutions. BindView and Symantec have complementary strengths in product portfolio, route-to-market, and customer segments. The acquisition of BindView allows Symantec to provide customers a choice of agent-based or agent-less IT compliance technology, offering a broad and comprehensive end-to-end solution for policy compliance and vulnerability management from a single vendor.

IMlogic	IMlogic, Inc., a market leader in instant messaging security and management with demonstrated technology leadership and expertise in real-time based communications, was acquired in February 2006. The rapid adoption of instant messaging networks by consumers and corporate users, combined with evolving real-time communications functionality such as VoIP, makes instant messaging a viable vehicle for malicious threats that can leverage global messaging directories to find new targets. Traditional security and availability measures do not protect companies against threats that attack via instant messaging. We plan to offer a comprehensive set of solutions for message archiving as a whole — across both email and instant messaging, with the opportunity to include other forms of digital communications.

Relicore	Relicore, Inc., a leader in data center change and configuration management, was acquired in February 2006. Relicore’s Clarity is the industry’s only configuration management solution capable of automatically discovering, mapping, and tracking changes to application and server components in real-time. The combination of Relicore’s unique, real-time configuration management capability with Symantec’s existing server management and storage management capabilities allows IT managers to fully understand and actively manage their application and server environment.

      For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements.
Competition
      Our markets are highly competitive and are subject to rapid changes in technology. Our competitiveness depends on our ability to deliver products that meet our customers’ needs by enhancing our existing solutions and services and offering reliable, scalable, and standardized new solutions on a timely basis. We believe that the principal competitive factors necessary to be successful in our industry also include quality, integration of advanced technology, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.
      In addition to the competition we face from direct competitors, we face indirect or potential competition from operating system providers and network equipment and computer hardware manufacturers, who may provide various solutions and functions in their current and future products. We also compete for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. In addition, we compete with other software companies, operating system providers, and network equipment and computer hardware manufacturers to acquire products or companies and to publish software developed by third parties.
      The competitive environments in which each segment operates are described below:

Consumer Products
      Some of the channels in which our consumer products are offered are highly competitive. Our competitors are sometimes intensely focused on customer acquisition, which has led such competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. During fiscal 2006, pricing for subscriptions increased, while pricing in retail and online stores remained consistent or decreased.
      Our primary competitors in the Consumer Products segment are Microsoft Corporation, McAfee, Inc., and Trend Micro, Incorporated. During fiscal 2006, Microsoft launched the beta version of a security suite that will compete with our consumer products. This security suite includes anti-spyware and antivirus features, and a backup utility. In addition, Microsoft has recently added security features to new versions of its operating system products that provide some of the same functions offered in our products.

Enterprise Security
      In the Enterprise Security markets, we compete against many companies that offer competing products to our technology solutions and competing services to our response and support services. Our primary competitors in Enterprise Security are McAfee, Trend Micro, CA, Inc., Internet Security Systems, Inc., and Cisco Systems, Inc. In the managed security services segment, our primary competitors are VeriSign, Inc. and International Business Machines Corporation, or IBM. Recent acquisitions by Microsoft are indicators of its move into the Enterprise Security market and could lead to the inclusion of antivirus and antispyware functionality in future versions of its operating system products or to its release of stand-alone enterprise products.
      With core antivirus being a required solution for enterprises of all sizes, we believe that product differentiation is essential for us to maintain our leadership position. We are focused on integrating next generation technology capabilities into our solution set in order to differentiate ourselves from the competition.

Data Protection
      The market for Data Protection products is characterized by ongoing technological innovation. Many of our strategic partners offer software products that compete with our products or have announced their intention to focus on developing or acquiring their own backup, archive, and data restoration software products. Our primary competitors in the Data Protection segment are IBM, CA, and EMC Corporation.

Storage and Server Management
      The markets for Storage and Server Management are intensely competitive. In the areas of storage management solutions, application and server management, remote management, imaging provisioning, and asset management, our primary competitors are EMC, Sun Microsystems, Inc., Hewlett-Packard Company, IBM, Oracle Corporation, and Microsoft.

Services
      We believe that the principal competitive factors for our Services segment include technical capability, customer responsiveness, and our ability to hire and retain talented and experienced services personnel. Our primary competitors in the Services segment are IBM, Electronic Data Systems Corporation, and EMC.

Intellectual Property

Protective Measures
      We regard some of the features of our internal operations, software, and documentation as proprietary and rely on copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual arrangements, and other measures to protect our proprietary information. Our intellectual property is an important and valuable asset that enables us to gain recognition for our products, services, and technology and enhance our competitive position.
      As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and we enter into license agreements with respect to our software, documentation, and other proprietary information. These license agreements are generally non-transferable and have a perpetual term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Trademarks, Patents, Copyrights, and Licenses
      Symantec and the Symantec logo are trademarks or registered trademarks in the U.S. and other countries. In addition to Symantec and the Symantec logo, we have used, registered, and/or applied to register other specific trademarks and service marks to help distinguish our products, technologies, and services from those of our competitors in the U.S. and foreign countries and jurisdictions. We enforce our trademark, service mark, and trade name rights in the U.S. and abroad. The duration of our trademark registrations varies from country to country, and in the U.S., we generally are able to maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use.
      We have a number of U.S. and foreign issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. The duration of our patents is determined by the laws of the country of issuance and for the U.S. is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent, which we believe is adequate relative to the expected lives of our products.
      Our products are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. We take measures to label such products with the appropriate proprietary rights notices and we actively enforce such rights in the U.S. and abroad. However, these measures may not provide sufficient protection, and our intellectual property rights may be challenged. In addition, we license some intellectual property from third parties for use in our products, and generally must rely on the third party to protect the licensed intellectual property rights. While we believe that our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license, or other intellectual property right.
Seasonality
      As is typical for many large software companies, a part of our business is seasonal. Software license orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. A significant decline in license orders is typical in the first quarter of our fiscal year when compared to license orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of software license orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Software license revenue generally reflects similar seasonal patterns but to a lesser extent than license orders because license revenue is not recognized until an order is shipped and other revenue recognition criteria are met.

Employees
      As of March 31, 2006, we employed approximately 16,000 people worldwide, approximately 58% of whom reside in the U.S. Approximately 8,000 employees work in sales, marketing, and related activities; 5,000 in product development; 1,000 in services; and 2,000 in management, manufacturing, and administration.
Other Information
      Our Internet address is www.symantec.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.
      The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

Item 1A.	Risk Factors
     If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.
      Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers

•	Extending the operation of our products and services to new platforms and operating systems

•	Entering into new or unproven markets with which we have limited experience

•	Managing new product and service strategies, including integrating our various security and storage technologies, management solutions, customer service, and support into unified enterprise security and storage solutions

•	Incorporating acquired products and technologies

•	Developing or expanding efficient sales channels

•	Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems
      If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, we could have expended substantial resources and capital without realizing sufficient revenues in return, and our business and operating results could be adversely affected.

     Fluctuations in demand for our products and services are driven by many factors and a decrease in demand for our products could adversely affect our financial results.
      We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, level of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. For example, until recently we had experienced a higher than expected rate of growth in sales of our consumer security products that we believe was spurred, in part, by several well-publicized threats to computer security. As consumer attention to security threats fluctuates, the growth rates in sales of consumer security products have been impacted. If demand for our products declines, our revenues and gross margin could be adversely affected.
     We operate in a highly competitive environment, and our competitors may gain market share in the markets for our products that could adversely affect our business and cause our revenues to decline.
      We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a drop in revenues that could adversely affect our business and operating results. To compete successfully, we must maintain a successful research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategy, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.
      Our traditional competitors include independent software vendors which offer software products that directly compete with our product offerings. In addition to competing with these vendors directly for sales to end users of our products, we compete with them for the opportunity to have our products bundled with the product offerings of our strategic partners such as computer hardware OEMs and ISPs. Our competitors could gain market share from us if any of these strategic partners replace our products with the products of our competitors or if they more actively promote our competitors’ products than our products. In addition, software vendors who have bundled our products with theirs may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform.
      We face growing competition from network equipment and computer hardware manufacturers and large operating system providers. These firms are increasingly developing and incorporating into their products data protection and storage and server management software that competes at some levels with our product offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our products. Microsoft has added remote access features to its operating systems and has made announcements of actual and anticipated product features and new product offerings that compete with a number of our product offerings. In addition, we believe that Microsoft has recently made changes to its operating systems that make it more difficult for independent security vendors to provide effective solutions for their customers. We could be adversely affected if customers, particularly consumers, perceive that features incorporated into the Microsoft operating system reduce the need for our products or if they prefer to purchase other Microsoft products that are bundled with its operating systems and compete with our products.
      Many of our competitors have greater financial, technical, sales, marketing, or other resources than we do and consequently may have an ability to influence customers to purchase their products instead of ours. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
     If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected.
      We sell our consumer products to individuals and small offices/home offices around the world through multi-tiered sales and distribution networks. Sales through these different channels involve distinct risks, including the following:

Direct Sales. A significant portion of our revenues from enterprise products is derived from sales by our direct sales force to end-users. Special risks associated with this sales channel include:

•	Longer sales cycles associated with direct sales efforts

•	Difficulty in hiring, retaining, and motivating our direct sales forces

•	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products

Indirect Sales Channels. A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users

•	Our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause

•	Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors

OEM Sales Channels. A significant portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the shipping dates or volume of systems shipped

•	Our OEM partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due, among other things, to an increasingly competitive relationship with certain partners

•	Sales through our OEM partners are subject to changes in strategic direction, competitive risks, and other issues that could result in reduction of OEM sales

•	The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenues

•	The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market

•	Our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales

      If we fail to manage our sales and distribution channels successfully, these channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses as well as weaken our competitive position. Some of our distribution partners have experienced financial difficulties in the past, and if our partners suffer financial difficulties in the future, we may have reduced sales or increased bad debt expense that could adversely affect our operating results. In addition, reliance on multiple channels subjects us to events that could cause unpredictability in demand, which could increase the risk that we may be unable to plan effectively for the future, and could result in adverse operating results in future periods.
     We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results.
      We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, and technology

•	Diversion of management time and attention from our existing business and other business opportunities

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees

•	Assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements

•	Dilution of stock ownership of existing stockholders, or earnings per share

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act

•	Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense
      Integrating acquired businesses has been and will continue to be a complex, time consuming, and expensive process, and can impact the effectiveness of our internal control over financial reporting. For example, as disclosed in Item 9A in this annual report, our management has identified a material weakness in our internal control over financial reporting that was largely related to Symantec having insufficient personnel resources with adequate expertise to properly manage the increased volume and complexity of income tax matters arising from the acquisition of Veritas.
      If our ongoing integration of the Veritas business is not successful, we may not realize the potential benefits of the acquisition or could undergo other adverse effects that we currently do not foresee. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.
      Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. In addition, because acquisitions of high technology companies are inherently risky, no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition.

     Our international operations involve risks that could increase our expenses, adversely affect our operating results, and require increased time and attention of our management.
      We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights

•	Requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations

•	Regulations or restrictions on the use, import, or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications

•	Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the U.S.

•	Fluctuations in currency exchange rates and economic instability such as higher interest rates in the U.S. and inflation that could reduce our customers’ ability to obtain financing for software products or that could make our products more expensive in certain countries

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable

•	Difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations

•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries

•	Reduced sales due to the failure to obtain any required export approval of our technologies, particularly our encryption technologies

•	Costs and delays associated with developing software in multiple languages

•	Political unrest, war, or terrorism, particularly in areas in which we have facilities
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
      Because we offer very complex products, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the period required to correct these errors.
      Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.
     If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced products and services, effectively manage or expand our business, or increase our revenues.
      Our future success depends upon our ability to recruit and retain our key management, technical, sales, marketing, finance, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and recent changes in accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.
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
      We have been named as a party to several class action and derivative action lawsuits, and we may be named in additional litigation. The expense of defending such litigation may be costly and divert manage-

ment’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could negatively impact our business, results of operations, and cash flows.
     Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.
      From time to time, we receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.
      In addition, we license and use software from third parties in our business. These third party software licenses may not continue to be available to us on acceptable terms or at all, and may expose us to additional liability. This liability, or our inability to use any of this third party software, could result in shipment delays or other disruptions in our business that could materially and adversely affect our operating results.
     If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.
      Our software and underlying technology are proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently, by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, alone or through our alliances with the Business Software Alliance (BSA), or the Software & Information Industry Association (SIIA), could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.
     Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.
      Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, which may include, by way of example the GNU General Public License (GPL), GNU Lesser General Public License (LGPL), the Mozilla Public License, the BSD License, and the Apache License. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.
     Our software products and website may be subject to intentional disruption that could adversely impact our reputation and future sales.
      Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our activities could be adversely affected and our reputation and future sales harmed if these intentionally disruptive efforts are successful.
     Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.
      We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our customers. Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results.
      We have outsourced a substantial portion of our worldwide consumer support functions to third party service providers. If these companies experience financial difficulties, do not maintain sufficiently skilled workers and resources to satisfy our contracts, or otherwise fail to perform at a sufficient level under these contracts, the level of support services to our customers may be significantly disrupted, which could materially harm our relationships with these customers.
     Accounting charges may cause fluctuations in our quarterly financial results.
      Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired product rights

•	Impairment of goodwill

•	Stock-based compensation expense, including charges related to our adoption in the first quarter of fiscal 2007 of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which will materially increase the stock-based compensation expense included in our results of operations

•	Restructuring charges and reversals of those charges

•	Impairment of long-lived assets
      For example, in connection with our acquisition of Veritas, we have recorded approximately $2.8 billion of intangible assets, including acquired product rights, and $8.6 billion of goodwill. We have recorded and will continue to record future amortization charges with respect to a portion of these intangible assets and stock-based compensation expense related to the stock options to purchase Veritas common stock assumed by us. In addition, we will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year or more frequently if events and circumstances warrant. The foregoing types of accounting charges may also be incurred in connection with or as a result of other business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges.
     Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.
      Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings

•	Changes in accounting and tax treatment of stock-based compensation

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place
      The price of our common stock could decline to the extent that our financial results are materially affected by an adverse change in our effective tax rate.
      We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. From time to time, we receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have reported to such authority, and we are regularly engaged in discussions, and sometimes disputes, with these tax authorities. We are engaged in disputes of this nature at this time. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.
     Fluctuations in our quarterly financial results have affected the price of our common stock in the past and could affect our stock price in the future.
      Our quarterly financial results have fluctuated in the past and are likely to vary significantly in the future due to a number of factors, many of which are outside of our control and which could adversely affect our operations and operating results. In addition, our acquisition of Veritas makes it more difficult for us to predict, and securities analysts to develop expectations regarding, our future financial results due to the risks associated with the complexity of our combined business and the integration of our management teams and operations. If our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected. Any volatility in our quarterly financial results may make it more difficult for us to raise capital in the future or pursue acquisitions that involve issuances of our stock. Our operating results for prior periods may not be effective predictors of our future performance.
      Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Competitive pricing pressure for one or more of our classes of products

•	Our ability to timely complete the release of new or enhanced versions of our products

•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses)

•	Our resellers making a substantial portion of their purchases near the end of each quarter

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter

•	Cancellation, deferral, or limitation of orders by customers

•	Fluctuations in foreign currency exchange rates

•	Movement in interest rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

•	Disruptions in our highly automated business operations caused by, among other things,

•	Earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide

•	Acts of war or terrorism

•	Intentional disruptions by third parties
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
      The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	Announcements of quarterly operating results and revenue and earnings forecasts by us that fail to meet or be consistent with our earlier projections or the expectations of our investors or securities analysts

•	Announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts

•	Rumors, announcements, or press articles regarding our operations, management, organization, financial condition, or financial statements

•	Changes in revenue and earnings estimates by us, our investors, or securities analysts

•	Accounting charges, including charges relating to the impairment of goodwill

•	Announcements of planned acquisitions by us or by our competitors

•	Announcements of new or planned products by us, our competitors, or our customers

•	Gain or loss of a significant customer

•	Inquiries by the SEC, Nasdaq, law enforcement, or other regulatory bodies

•	Acts of terrorism, the threat of war, and other crises or emergency situations

•	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate

      The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our Dublin, Ireland facility also includes manufacturing operations. Our corporate headquarters is located in Cupertino, California in a 296,000 square foot facility that we own. We occupy an additional 1,303,000 square feet in the San Francisco Bay Area, of which 1,057,000 square feet is owned and 246,000 square feet is leased. Our leased facilities are occupied under leases that expire at various times through 2022. The table below shows the approximate square footage of our facilities as of March 31, 2006.

	Approximate Total Square
	Footage(1)

Location	Owned	Leased

North America	1,767,000	1,852,000
Europe, Middle East, and Africa	272,000	620,000
Asia Pacific/ Japan	5,000	913,000
Latin America	—	52,000

Total	2,044,000	3,437,000

(1)	Total square footage excludes approximately 99,000 square feet of leased space in the United States and 58,000 square feet in EMEA that we sublease to third parties. Also not included is 87,000 square feet of owned property that we lease to third parties in the United States.
      Our facilities include approximately 379,000 square feet of owned property and approximately 117,000 square feet of leased property that are currently vacant. In May 2006 we completed the construction of an approximately 200,000 square foot facility for our administrative, customer service, and technical support personnel as an expansion of our owned facility in Springfield, Oregon. We are currently building research and development facilities in Culver City, California that we expect to occupy in October 2007. Additionally, we purchased a facility of approximately 236,000 square feet in Cupertino, California during April 2006. This property is currently leased to a third party.
      We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.

Item 3.	Legal Proceedings
      Information with respect to this Item may be found in Note 14 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
      Our common stock is traded on the Nasdaq National Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq National Market. All sales prices have been adjusted to reflect the two-for-one stock split, effected as a stock dividend, that became effective November 30, 2004.

	Fiscal 2006				Fiscal 2005

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2006	2005	2005	2005	2005	2004	2004	2004

High	$19.94	$24.01	$24.38	$22.90	$26.60	$34.05	$27.68	$25.44
Low	$15.30	$16.32	$19.63	$18.01	$20.05	$23.53	$20.00	$19.71
      As of March 31, 2006, there were approximately 5,000 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock. We currently intend to retain future earnings for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Repurchases of Our Equity Securities
      Stock repurchases during the three-month period ended March 31, 2006 were as follows:

				Dollar Value of Shares
			Total Number of Shares	That May Yet Be
	Total Number of	Average Price	Purchased Under Publicly	Purchased Under the Plans
	Shares Purchased	Paid per Share	Announced Plans or Programs	or Programs

				(In millions)
December 31, 2005 to January 27, 2006	—	$—	—	$1,000
January 28, 2006 to February 24, 2006	5,225,000	$17.43	5,225,000	$909
February 25, 2006 to March 31, 2006	3,909,600	$16.09	3,909,600	$846
Total	9,134,600	$16.85	9,134,600

      We have operated a stock repurchase program since 2001. On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the Veritas acquisition on July 2, 2005. We commenced repurchases under the $3 billion authorization on August 2, 2005 and as of December 31, 2005 all authorized repurchases, including $474 million from prior authorizations, were completed.
      On January 31, 2006, the Board, through one of its committees, authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date. In connection with this stock repurchase authorization, we entered into Rule 10b5-1 trading plans intended to facilitate stock repurchases of $125 million per quarter during fiscal 2007. We used $154 million of the authorized amount to repurchase shares in the open market in the March 2006 quarter and we intend to use the remaining amount to make stock repurchases under Rule 10b5-1 trading plans and opportunistically in fiscal 2007.
      In fiscal 2006, we repurchased 174 million shares at prices ranging from $15.83 to $23.85 for an aggregate amount of $3.6 billion. In fiscal 2005, we repurchased eight million shares at prices ranging from $21.05 to $30.77 per share, for an aggregate amount of $192 million. In fiscal 2004, we repurchased three million shares at prices ranging from $19.52 to $20.82 per share, for an aggregate amount of $60 million. As of March 31, 2006, $846 million remained authorized for future repurchases.

Item 6.	Selected Financial Data
      The following selected consolidated financial data is derived from Symantec’s consolidated financial statements. This data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included in this annual report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.
      During the past five fiscal years, we have made the following acquisitions:

•	Veritas Software Corporation, XtreamLok Pty. Ltd., WholeSecurity, Inc., Sygate Technologies, Inc., BindView Development Corporation, IMlogic, Inc., and Relicore, Inc. during fiscal 2006

•	Brightmail, Inc., TurnTide, Inc., @stake, Inc., LIRIC Associates Ltd, and Platform Logic, Inc. during fiscal 2005

•	Nexland, Inc., PowerQuest, Inc., Safeweb, Inc., and ON Technology Corp. during fiscal 2004

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. during fiscal 2003

•	Lindner & Pelc Consult GmbH and Foster-Melliar Limited’s enterprise security management division during fiscal 2002
      Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition.
      In April 2003, we purchased certain assets related to Roxio Inc.’s GoBacktm computer recovery software business. In addition, in August 2003, we purchased a security technology patent as part of a legal settlement in Hilgraeve, Inc. v. Symantec Corporation and in May 2005, we resolved patent litigation matters with Altiris, Inc. by entering into a cross-licensing agreement that resolved all legal claims between the companies.
      On August 24, 2001, we divested our Web Access Management product line.

Five-Year Summary

	Year Ended March 31,(b)

	2006(a)	2005	2004	2003	2002

	(In thousands, except net income (loss) per share)
Consolidated Statements of Operations Data:
Net revenues	$4,143,392	$2,582,849	$1,870,129	$1,406,946	$1,071,438
Amortization of goodwill(c)	—	—	—	—	196,806
Stock-based compensation expense(d)	37,962	4,524	—	—	—
Acquired in-process research and development(e)	285,100	3,480	3,710	4,700	—
Restructuring	24,918	2,776	907	11,089	20,428
Integration planning(f)	15,926	3,494	—	—	—
Patent settlement(g)	2,200	375	13,917	—	—
Litigation judgment(h)	—	—	—	—	3,055
Operating income	273,965	819,266	513,585	341,512	8,041
Interest expense(i)	(17,996)	(12,323)	(21,164)	(21,166)	(9,169)
Income, net of expense, from sale of technologies and product lines(j)	—	—	9,547	6,878	15,536
Net income (loss)	$156,852	$536,159	$370,619	$248,438	$(28,151)
Net income (loss) per share — basic(k)	$0.16	$0.81	$0.61	$0.43	$(0.05)
Net income (loss) per share — diluted(k)	$0.15	$0.74	$0.54	$0.38	$(0.05)
Shares used to compute net income (loss) per share — basic(k)	998,733	660,631	611,970	581,580	574,416
Shares used to compute net income (loss) per share — diluted(k)	1,025,856	738,245	719,110	682,872	574,416

(a)	We acquired Veritas on July 2, 2005 and its results of operations are included from the date of acquisition.

(b)	We have a 52/53-week fiscal year. Fiscal 2006, 2005, 2003, and 2002 were each comprised of 52 weeks of operations. Fiscal 2004 was comprised of 53 weeks of operations.

(c)	Beginning in fiscal 2003, we no longer amortize goodwill due to the adoption of a new accounting standard.

(d)	In connection with our acquisition of Veritas in fiscal 2006, we assumed certain Veritas stock options and restricted stock units and converted them into options to purchase Symantec common stock and Symantec restricted stock units. In connection with the Brightmail acquisition in fiscal 2005, we assumed unvested Brightmail stock options and converted them into unvested options to purchase Symantec common stock. For more information, see Note 3 of the Notes to Consolidated Financial Statements. In addition, in fiscal 2006 and 2005, we issued restricted stock units and restricted stock to certain officers and employees. For more information, see Note 11 of the Notes to Consolidated Financial Statements.

(e)	In fiscal 2006, we wrote off $284 million and $1 million, respectively, of acquired in-process research and development in connection with our acquisitions of Veritas and BindView Development Corporation.

(f)	In connection with our acquisition of Veritas in fiscal 2006, we incurred integration planning costs.

(g)	In fiscal 2006, we recorded patent settlement costs and entered into a cross-licensing agreement with Altiris, Inc. In fiscal 2004, we recorded patent settlement costs and purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(h)	In fiscal 2002, we accrued litigation expenses for a copyright action assumed by us as a result of our acquisition of Delrina Corporation.

(i)	In fiscal 2006, in connection with our acquisition of Veritas, we assumed $520 million of 0.25% convertible subordinated notes. In October 2001, we issued $600 million of 3% convertible subordinated notes. In November 2004, substantially all of the outstanding 3% convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

(j)	Income, net of expense, from sale of technologies and product lines primarily related to royalty payments received in connection with the licensing of substantially all of the ACT!tm product line technology. In December 2003, Interact Commerce Corporation purchased this technology from us.

(k)	Share and per share amounts reflect the two-for-one stock splits effected as stock dividends, which occurred on November 30, 2004, November 19, 2003, and January 31, 2002.

	March 31,

	2006	2005	2004	2003	2002

	(In thousands)
Balance Sheet Data:
Working capital(l)	$430,365	$1,987,259	$1,555,094	$1,152,773	$988,044
Total assets	17,913,183	5,614,221	4,456,498	3,265,730	2,502,605
Convertible subordinated notes(m)	512,800	—	599,987	599,998	600,000
Long-term obligations, less current portion	24,916	4,408	6,032	6,729	7,954
Stockholders’ equity	13,668,471	3,705,453	2,426,208	1,764,379	1,319,876

(l)	A portion of deferred revenue as of March 31, 2003 was reclassified from current to long-term to conform to the current presentation. Amounts prior to fiscal 2003 are considered immaterial for reclassification.

(m)	In fiscal 2006, in connection with our acquisition of Veritas, we assumed $520 million of 0.25% convertible subordinated notes, which are classified as a current liability and are included in the calculation of working capital. In October 2001, we issued $600 million of 3% convertible subordinated notes. In November 2004, substantially all of the outstanding 3% convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
      We are the world leader in providing a wide range of solutions to help individuals and enterprises assure the security, availability, and integrity of their information technology, or IT, infrastructure as well as the information itself. With innovative technology solutions and services, we help individuals and enterprises protect and manage their digital assets. We provide a wide range of solutions including enterprise and consumer security, data protection, application and infrastructure management, security management, storage and server management, and response and managed security services. Founded in 1982, we have operations in 40 countries worldwide.
      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2006, 2005, and 2004 reflect amounts as of and for the periods ended March 31, 2006, April 1, 2005, and April 2, 2004, respectively. The fiscal accounting years ended March 31, 2006 and April 1, 2005 are each comprised of 52 weeks of operations, while the fiscal accounting year ended April 2, 2004 is comprised of 53 weeks of operations. The fiscal accounting year ending March 30, 2007 will comprise 52 weeks of operations.

Veritas Acquisition
      On July 2, 2005, we completed the acquisition of Veritas Software Corporation, or Veritas, a leading provider of software and services to enable storage and backup, whereby Veritas became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method. The total purchase price of $13.2 billion includes Symantec common stock valued at $12.5 billion, assumed stock options and restricted stock units, or RSUs, with a fair value of $699 million, and acquisition-related expenses of $39 million. The acquisition of Veritas will enable us to provide enterprise customers with a more effective way to secure and manage their most valuable asset, their information. The combined company offers customers a broad portfolio of leading software and solutions across all tiers of the infrastructure. We believe that this acquisition better positions us to help enable our customers to build a resilient IT infrastructure, manage a complex heterogeneous IT environment, and reduce overall IT risk. In addition, we believe that bringing together the market leading capabilities of Symantec and Veritas improves our ability to continuously optimize performance and help companies recover from disruptions when they occur.
      As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock, net of treasury stock retained, options to purchase 66 million shares of Symantec common stock, and 425,000 RSUs, based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of Veritas common stock as of July 2, 2005. The common stock issued had a fair value of $12.5 billion and was valued using the average closing price of our common stock of $25.87 over a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the transaction. Under the terms of the agreement, we assumed each outstanding option to purchase Veritas common stock with an exercise price equal to or less than $49.00, as well as each additional option required to be assumed by applicable law. Each option assumed was converted into an option to purchase Symantec common stock based upon the exchange ratio. All other options to purchase shares of Veritas common stock not exercised prior to the acquisition were cancelled immediately prior to the acquisition and were not converted or assumed by Symantec. In addition, we assumed all of the Veritas outstanding RSUs and converted them into 425,000 Symantec RSUs, after applying the exchange ratio. The assumed options and RSUs had a fair value of $699 million.
      In connection with the acquisition, we have recorded $8.6 billion of goodwill, $1.3 billion of acquired product rights, $1.5 billion of other intangible assets, $63 million of deferred stock-based compensation, and $2.3 billion of net tangible assets. In addition, we wrote off acquired in-process research and development, or IPR&D, of $284 million because the acquired technologies had not reached technological feasibility and had no alternative uses. We also incurred acquisition related expenses of $39 million, which consisted of $32 million for legal and other professional fees and $7 million of restructuring costs for severance, associated benefits, outplacement services, and excess facilities. The acquisition was structured to qualify as a tax-free reorganization and we have accounted for it using the purchase method of accounting. The results of Veritas’ operations have been included in our results of operations beginning on July 2, 2005, and had a significant impact on our revenues, cost of revenues, and operating expenses during fiscal 2006.
      In connection with the acquisition of Veritas, we assumed Veritas’ contractual obligations related to its deferred revenue. Veritas’ deferred revenue was derived from maintenance, consulting, education, and other services. We estimated our obligation related to Veritas’ deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support. As a result, we recorded an adjustment to reduce the carrying value of deferred revenue by $359 million to $173 million, which represents our estimate of the fair value of the contractual obligations assumed.
      The Veritas business is included in our Data Protection, Storage and Server Management, and Services segments.

Other fiscal 2006 acquisitions
      During fiscal 2006, in addition to Veritas, we completed acquisitions of five privately-held companies and one public company for $627 million in cash, including acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs. XtreamLok Pty. Ltd and substantially all of WholeSecurity, Inc. are included in our Consumer Products segment, Sygate Technologies, Inc., the remainder of WholeSecurity, BindView Development Corporation, and IMlogic, Inc. are included in our Enterprise Security Segment, and Relicore, Inc. is included in our Storage and Server Management segment.
Our Business
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of March 31, 2006, we had six operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Enterprise Security. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds.

•	Data Protection. Our Data Protection segment provides software products designed to protect, backup, archive, and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers.

•	Storage and Server Management. Our Storage and Server Management segment provides solutions to simplify and automate the administration of heterogeneous storage and server environments and provide continuous availability of mission-critical applications.

•	Services. Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle and also includes all indirect costs; general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring, that are not charged to the other operating segments. The expenses of the former Veritas sales force that cannot be allocated to a specific operating segment are also reported in the Other segment. We expect this treatment to continue until we have completed the realignment of our combined sales force.
      In the quarter ended September 2005, we renamed the Enterprise Administration segment to be the Storage and Server Management segment and added the Data Protection segment. In the quarter ended June 2005, we moved Managed Security Services from the Services segment to the Enterprise Security segment and moved the services-related revenue previously included in the Storage and Server Management segment to the Services segment. Net revenues for fiscal 2005 and 2004 have been reclassified to conform to our current presentation. Specifically, we reclassified $31 million and $27 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment, and $5 million and an insignificant amount of services-related revenue from the Storage and Server Management segment to the Services segment for fiscal 2005 and 2004, respectively.
      Beginning in the June 2006 quarter, we will consolidate our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment.

Financial Results
      Our net income was $157 million, $536 million, and $371 million for fiscal 2006, 2005, and 2004, respectively, representing diluted net income per share of $0.15, $0.74, and $0.54, respectively. The decreased profitability in fiscal 2006 is primarily due to the write-off of acquired IPR&D and increased amortization of acquired product rights and other intangible assets as a result of the Veritas acquisition, as well as non-merger related restructuring charges. In addition, we experienced an increase in operating expenses primarily attributable to the Veritas acquisition, and specifically an increase in employee headcount and related compensation. As of March 31, 2006, employee headcount increased by approximately 148% from March 31, 2005. Approximately 71% of the increase was due to the Veritas acquisition.
      Fiscal 2006 delivered global revenue growth across all of our geographic regions as compared to fiscal 2005 and 2004. The overall growth is due primarily to the Veritas acquisition and is also partly attributable to increased awareness of Internet related threats around the world. Weakness in most major foreign currencies negatively impacted our international revenue growth by $48 million in fiscal 2006 compared to fiscal 2005. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
      In the December 2005 quarter, we released our 2006 consumer products and increased subscription pricing for those 2006 consumer products that include content updates. As a result, revenue for the 2006 consumer products that include content updates is recognized on a ratable basis over the term of the license. In addition, beginning in the December 2005 quarter, this revenue is now classified as Content, subscriptions, and maintenance revenue.
      Cash flows were strong in fiscal 2006 as we delivered over $1.5 billion in operating cash flow. We ended fiscal 2006 with $2.9 billion in cash, cash equivalents, and short-term investments.
      On April 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. We expect the adoption of SFAS No. 123R to have a material impact on our consolidated financial position and results of operations.
CRITICAL ACCOUNTING ESTIMATES
      The preparation of our consolidated financial statements and related notes in accordance with generally accepted accounting principles requires us to make estimates, which include judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Historically, our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our Consolidated Statements of Income, and in certain situations, could have a material adverse effect on liquidity and our financial condition.
      A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact the financial statements. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. We also refer you to our Summary of Significant Accounting Policies beginning on page 74 of this annual report.

Revenue Recognition
      We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Revenue recognition requirements in the software industry are very complex and require us to make many estimates.
      In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor-specific objective evidence, or VSOE, of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content updates and totaled approximately $2.2 billion as of March 31, 2006, of which $248 million was presented as Long-term deferred revenue in the Consolidated Balance Sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of recognized and deferred revenue.
      For our 2006 consumer products that include content updates, we recognize revenue ratably over the term of the subscription upon sell through to end users. Associated cost of revenues is also recorded ratably. We record as deferred revenue and inventory the respective revenue and cost of revenue amounts of unsold product held by our distributors and resellers.
      We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on their valid purchase orders. Our distributors and resellers base the quantity of their orders on their estimates to meet future customer demand, which may exceed our expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four or six week supply. We estimate future returns under these limited rights of return in accordance with SFAS, No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset Deferred revenue against Trade accounts receivable for the amount of revenue in excess of the expected inventory levels. If we made different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.

Reserves for product returns
      We reserve for estimated product returns as an offset to revenue based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to revenue. If we made different estimates, material differences could result in the amount and timing of our net revenues for any period presented. More or less product may be returned than what was estimated and/or the amount of inventory in the channel could be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.

Reserves for rebates
      We estimate and record reserves for channel and end-user rebates as an offset to revenue. For 2006 consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented.
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
      At March 31, 2006, goodwill was $10.3 billion, other intangible assets, net were $1.4 billion, and acquired product rights, net were $1.2 billion. We assess the impairment of goodwill within our reporting units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate goodwill for impairment by comparing the fair value of each of our reporting units, which are the same as our operating segments, to its carrying value, including the goodwill allocated to that reporting unit. To determine the reporting units’ fair values in the current year evaluation, we used the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.
      We assess the impairment of acquired product rights and other identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our consolidated financial statements.
Accounting for Excess Facilities
      We have estimated expenses for excess facilities related to consolidating, moving, and relocating personnel or sites as a result of restructuring activities and business acquisitions. In determining our estimates, we obtain information from third party leasing agents to calculate anticipated third party sublease income and the vacancy period prior to finding a sub-lessee. Market conditions may affect our ability to sublease facilities on terms consistent with our estimates. Our ability to sublease facilities on schedule or to negotiate lease terms resulting in higher or lower sublease income than estimated may affect our accrual for site closures. In addition, differences between estimated and actual related broker commissions, tenant improvements, and related exit costs may increase or decrease our accrual upon final negotiation. If we made different estimates regarding these various components of our excess facilities costs, the amount recorded for any period presented could vary materially from those actually recorded.

Income Taxes
      We are required to estimate our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Income. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income.
      We failed to timely file the final pre-acquisition tax return for Veritas, and as a result, it is uncertain whether we can claim a lower tax rate on a dividend made from a Veritas foreign subsidiary under the American Jobs Creation Act of 2004. We are currently petitioning the IRS for relief to allow us to claim the lower rate of tax. Because we were unable to obtain this relief prior to filing the Veritas tax return in May 2006, we have paid $130 million of additional U.S. taxes. The potential outcomes with respect to our payment of this amount include:

•	If we ultimately obtain relief from the IRS on this matter, the $130 million that we paid in May will be refunded to us and we will use that amount to reestablish our income tax accrual for the Veritas transfer pricing disputes.

•	If we ultimately do not receive relief from the IRS on this matter, and we otherwise have an adjustment arising from the Veritas transfer pricing disputes, then we would only owe additional tax with regard to such disputes to the extent that such adjustment is in excess of $130 million.

•	If we ultimately do not receive relief from the IRS on this matter, and we otherwise do not have an adjustment arising from the Veritas transfer pricing disputes, then (1) we would be required to adjust the purchase price of Veritas to reflect a reduction in the amount of pre-acquisition tax liabilities assumed; and (2) we would be required to recognize an equal amount of income tax expense, up to $130 million.
Legal Contingencies
      From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in legal proceedings as discussed in Note 14 of the Notes to Consolidated Financial Statements, as well as other legal matters.
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
      Prior to our acquisition of Veritas, Veritas had been in discussions with the staff of the SEC regarding the SEC’s review of certain matters, as described in Note 14 of the Notes to Consolidated Financial Statements, and based on communications with the staff, Veritas expected these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. As part of our accounting for the acquisition of Veritas, we recorded an accrual related to this matter of $30 million which is included in Other accrued expenses in our Consolidated Balance Sheets as of March 31, 2006. In addition, we are involved in other pending legal matters, for which our accrual for legal contingencies represented insignificant amounts related to external legal fees. However, even if we are successful in our pending legal matters, estimated costs for external legal fees could be more than anticipated. In addition, if we are unsuccessful, we could be forced to pay significant damages and licensing fees for which we have not accrued any amounts for loss contingencies, or to modify our business practices. Any such results could materially harm our business and could result in a material adverse impact on our financial position, results of operations, or cash flows.
RESULTS OF OPERATIONS
Total Net Revenues

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Net revenues	$4,143,392	$2,582,849	$1,870,129
Period over period increase	1,560,543	712,720
	60%	38%
      Net revenues increased in fiscal 2006 as compared to fiscal 2005 due primarily to sales of products acquired through the Veritas acquisition, which contributed $1.4 billion of net revenues in fiscal 2006. In addition, revenues from our enterprise security products increased $122 million and revenues from our consumer products increased $73 million in fiscal 2006 compared to fiscal 2005. The increased revenues from these products were due primarily to continuing growth in demand for our enterprise virus protection and anti-spam solutions as well as our consumer security protection products, as described further in the segment discussions that follow. Beginning in the December 2005 quarter, as a result of increases in future subscription pricing for our 2006 consumer products that include content updates, revenue for these products is recognized on a ratable basis over the term of the subscription.
      Net revenues increased in fiscal 2005 as compared to fiscal 2004 due primarily to increases of $443 million and $195 million in revenue from our consumer and enterprise security products, respectively. The increased revenue from these products was due primarily to continuing growth in demand for our consumer security protection products and our enterprise virus protection products. We believe that a significant portion of the growth in demand was attributable to the continued increase in vulnerabilities, Internet attacks, and malicious code activity coupled with a growing level of awareness of these threats around the world.

Content, subscriptions, and maintenance revenues

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Content, subscriptions, and maintenance revenues	$2,873,211	$1,945,310	$1,191,257
Percentage of total net revenues	69%	75%	64%
Period over period increase	$927,901	$754,053
	48%	63%
      Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period. Beginning with the release of our 2006 consumer products that include content updates in the December 2005 quarter, we recognize revenue related to these products ratably. As a result, this revenue has been classified as Content, subscriptions, and maintenance beginning in the December 2005 quarter.
      Content, subscriptions, and maintenance revenue also includes professional services revenue, which consists primarily of the fees we earn related to consulting and educational services. We generally recognize revenue from our professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition have been met.
      Content, subscriptions, and maintenance revenue increased in fiscal 2006 as compared to fiscal 2005 due primarily to sales of products acquired through the Veritas acquisition, which contributed $534 million of Content, subscriptions, and maintenance revenue in fiscal 2006. In addition, in fiscal 2006, Content, subscriptions, and maintenance revenue related to our consumer security products increased $233 million as compared to fiscal 2005 due primarily to the classification of $160 million of consumer revenue as Content, subscriptions, and maintenance (rather than Licenses) in fiscal 2006. Revenue related to our enterprise security products increased $133 million, primarily due to increased awareness of information security threats.
      Content, subscriptions, and maintenance revenue increased in fiscal 2005 as compared to fiscal 2004 due primarily to increases of $494 million and $224 million in revenue from our consumer and enterprise security products, respectively. The increased sales of these products were due primarily due to increased awareness of information security threats and continuing growth in demand for our consumer security protection products and our enterprise virus protection solutions.

Licenses revenue

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Licenses revenue	$1,270,181	$637,539	$678,872
Percentage of total net revenues	31%	25%	36%
Period over period increase (decrease)	$632,642	$(41,333)
	99%	(6)%
      Licenses revenue increased in fiscal 2006 as compared to fiscal 2005 due primarily to sales of products acquired through the Veritas acquisition, which contributed $835 million of licenses revenue in fiscal 2006. Our 2006 consumer products that include content updates were released in the December 2005 quarter, and we recognize revenue related to these products ratably as Content, subscriptions, and maintenance revenues, which resulted in a decrease in Licenses revenue of $160 million in fiscal 2006. Competitive pressures, a lack of recent high profile information security threat activity, and to a lesser extent, a decrease in licensing of our enterprise security products, also partially offset the overall increase in Licenses revenue.
      Licenses revenue decreased in fiscal 2005 as compared to fiscal 2004 due primarily to a $51 million decrease in consumer products revenue. In fiscal 2005, our consumer products had a higher subscription component than in fiscal 2004, resulting in more revenue being classified as Content, subscriptions, and maintenance in fiscal 2005.

Net revenues by segment

Consumer Products segment

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Consumer products revenues	$1,388,632	$1,315,201	$871,980
Percentage of total net revenues	34%	51%	47%
Period over period increase	$73,431	$443,221
	6%	51%

      The increase in Consumer Products revenues in fiscal 2006 was due primarily to an increase of $156 million in revenue from our Norton Internet Security products as compared to fiscal 2005. The majority of the increase in revenue was booked through our electronic distribution channel that includes original equipment manufacturer, or OEM, subscriptions, upgrades, online sales, and renewals. This increase was partially offset by the change in our consumer product revenue recognition model for our 2006 consumer products that include content updates. Beginning in the December 2005 quarter, as a result of increases in future subscription pricing for our 2006 consumer products that include content updates, revenue for these products is recognized ratably over the term of the subscription upon sell through to end users. This change in our product revenue recognition model resulted in a 7% reduction in Consumer Products revenues for fiscal 2006. In addition, revenue from our Norton AntiVirus products decreased $67 million as our customers continue to migrate to the Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment. Revenue from our electronic distribution channel (which includes sales of our Norton Internet Security products and our Norton AntiVirus products) grew by $168 million in fiscal 2006 as compared to fiscal 2005. We believe that, in addition to the factors noted above, the lower growth rate in our Consumer Products segment was attributable to a changing threat environment and a strengthening U.S. dollar. In addition, during fiscal 2006, pricing for subscriptions increased, while pricing in retail and online stores remained consistent or decreased.
      We believe that a significant portion of the increase in Consumer Products revenues in fiscal 2005, as compared to fiscal 2004, was attributable to the continued increase in vulnerabilities, Internet attacks, and malicious code activity coupled with a growing level of awareness of these threats around the world. Specifically, the increase in our Consumer Products revenues in fiscal 2005 was due primarily to an increase of $231 million in revenue from our Norton Internet Security products and an increase of $185 million in revenue from our Norton AntiVirus products. Revenue from our electronic distribution channel grew by $297 million in fiscal 2005 as compared to fiscal 2004.

Enterprise Security segment

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Enterprise Security revenues	$1,080,431	$958,627	$763,862
Percentage of total net revenues	26%	37%	41%
Period over period increase	121,804	194,765
	13%	25%
      The increase in our Enterprise Security revenue in fiscal 2006 was due to increased growth from our anti-spam products and lower but continued growth from our Enterprise AntiVirus products. Specifically, the increase in our Enterprise Security revenue was due primarily to an increase of $57 million in revenue from our Enterprise AntiVirus products, and an increase of $55 million in revenue from our antispam products during fiscal 2006 as compared to fiscal 2005.
      Revenue from our Enterprise Security segment increased in fiscal 2005 as compared to fiscal 2004 due primarily to an increase of $148 million in revenue from our Enterprise AntiVirus products. In addition, revenue increased due to sales of antispam products formerly associated with Brightmail, which we acquired in June 2004.

Data Protection segment
      The Data Protection segment is comprised of products acquired through the Veritas acquisition. Fiscal 2006 revenue from this segment of $744 million was comprised primarily of revenue related to Backup Exec products and NetBackup products of $336 million and $333 million, respectively. The remaining revenue was comprised of revenue related to Enterprise Vault products.

Storage and Server Management segment

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Storage and Server Management revenues	$793,783	$279,024	$218,531
Percentage of total net revenues	19%	11%	12%
Period over period increase	$514,759	$60,493
	*	28%

*	Percentage not meaningful
      The increase in revenues from our Storage and Server Management segment was due primarily to sales of products acquired through the Veritas acquisition, which contributed $531 million of net revenues during fiscal 2006. This amount was offset slightly by the continued decline in sales of our pcAnywhere product, which we expect to continue to decline in the future.
      Revenue from our Storage and Server Management segment increased in fiscal 2005 as compared to fiscal 2004 due primarily to revenue from products formerly associated with PowerQuest of $52 million and ON Technology of $29 million, both of which we acquired in the second half of fiscal 2004. These increases were partially offset by a continued decline in sales of our pcAnywhere product.

Services segment

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Services revenues	$136,625	$29,849	$15,424
Percentage of total net revenues	3%	1%	1%
Period over period increase	$106,776	$14,425
	*	94%

*	Percentage not meaningful
      The increase in revenue from our Services segment in fiscal 2006 as compared to fiscal 2005 was primarily due to services related to the Veritas acquisition, which contributed $94 million of net revenues during fiscal 2006. In addition, the increase was due to an increase in our security consulting services of $13 million in fiscal 2006 as compared to fiscal 2005.
      The increase in revenue from our Services segment in fiscal 2005 as compared to fiscal 2004 was due primarily to an increase of $13 million in revenue from our consulting services. In addition, revenue from our Services segment increased due to our acquisitions in fiscal 2005 of @stake, Inc. and LIRIC Associates.

Other segment
      Our Other segment is comprised of sunset products and products nearing the end of their life cycle. Revenues from the Other segment in fiscal 2006, 2005, and 2004 were insignificant.

Net revenues by geographic region

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
North America (U.S. and Canada)	$2,185,945 *	$1,334,707 **	$967,170 ***
Percentage of total net revenues	53%	52%	52%
Period over period increase	$851,238	$367,537
	64%	38%
EMEA (Europe, Middle East, and Africa)	$1,321,968	$842,189	$616,504
Percentage of total net revenues	32%	33%	33%
Period over period increase	$479,779	$225,685
	57%	37%
Asia Pacific/ Japan	$563,487	$360,342	$247,550
Percentage of total net revenues	14%	14%	13%
Period over period increase	$203,145	$112,792
	56%	46%
Latin America	$71,992	$45,611	$38,905
Percentage of total net revenues	2%	2%	2%
Period over period increase	$26,381	$6,706
	58%	17%
Total net revenues	$4,143,392	$2,582,849	$1,870,129

*	North America includes net revenues from the United States of $2.0 billion and Canada of $140 million during fiscal 2006.

**	North America includes net revenues from the United States of $1.2 billion and Canada of $99 million during fiscal 2005.

***	North America includes net revenues from the United States of $896 million and Canada of $71 million during fiscal 2004.
      The increase in net revenues in international regions in fiscal 2006 as compared to fiscal 2005 was primarily due to revenue from products acquired through the Veritas acquisition, which contributed $661 million of net revenues in international regions. Increased sales of our Norton Internet Security products in our Consumer Products segment and our antivirus and antispam products in our Enterprise Security segment also contributed to the increase in net revenue in the international regions in fiscal 2006, while the change to ratable revenue recognition with the release of the 2006 consumer products that include content updates partially offset this increase. Weakness in most major foreign currencies negatively impacted our international revenue growth by $48 million in fiscal 2006 as compared to fiscal 2005. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.
      The increase in net revenues in international regions in fiscal 2005 was due to increased revenue from our Norton Internet Security and Norton AntiVirus products in our Consumer Products segment and our antivirus products in our Enterprise Security segment in those regions. We believe this increase in sales is attributable to increased customer awareness related to security threats. In addition, strength in major foreign currencies positively impacted our international revenue growth in fiscal 2005 by $74 million as compared to fiscal 2004. The strength in foreign currencies in fiscal 2005 was due primarily to the strength of the Euro.

Cost of Revenues

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Cost of revenues	$981,869	$452,109	$327,554
Gross margin	76%	82%	82%
Period over period increase	$529,760	$124,555
	*	38%

*	Percentage not meaningful
      Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.
      Gross margin decreased in fiscal 2006 as compared to fiscal 2005 due primarily to increased amortization of acquired product rights resulting from certain identifiable intangible assets acquired through the Veritas acquisition. Costs for services and technical support also increased in fiscal 2006 as compared to fiscal 2005. These increases were partially offset by ratable recognition of costs for 2006 consumer products that include content updates, which are recognized ratably over the term of the license beginning in the December 2005 quarter. We anticipate that our net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have higher cost of revenues than our software products.
      Gross margin remained flat at approximately 82% in fiscal 2005 and fiscal 2004.

Cost of content, subscriptions, and maintenance

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Cost of content, subscriptions, and maintenance	$621,636	$351,077	$220,795
As a % of related revenue	22%	18%	19%
Period over period increase	$270,559	$130,282
	77%	59%
      Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue sharing agreements.
      Cost of content, subscriptions, and maintenance increased as a percentage of the related revenue in fiscal 2006 as compared to fiscal 2005 due primarily to sales of products acquired through the Veritas acquisition, which contributed $228 million of additional costs and contributed 43% of the related Content, subscriptions, and maintenance revenue in fiscal 2006. In addition, costs related to our security services consulting segment and enterprise security products increased $21 million and $13 million, respectively.
      Cost of content, subscriptions, and maintenance increased in fiscal 2005 as compared to fiscal 2004 due primarily to revenue from our consumer products, which contributed $100 million of additional cost in fiscal 2005. In addition, in fiscal 2005, cost related to our security services consulting segment and our enterprise security products increased $15 million and $11 million, respectively.

Cost of licenses

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Cost of licenses	$45,943	$52,138	$65,769
As a % of related revenue	4%	8%	10%
Period over period decrease	$(6,195)	$(13,631)
	(12)%	(21)%
      Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses decreased as a percentage of the related revenue in fiscal 2006 as compared to fiscal 2005 due primarily to lower costs associated with products acquired through the Veritas acquisition. The Veritas acquisition added $13 million of costs, which was offset by a $17 million decrease in consumer products license costs as compared to fiscal 2005. These costs and the associated revenue are reported as Content, subscriptions, and maintenance beginning with the release of our 2006 consumer products that include content updates, as we now recognize the revenue and related costs ratably over the content update period.
      Cost of licenses decreased in fiscal 2005 as compared to fiscal 2004 due primarily to a $22 million decrease in consumer licenses costs as compared to fiscal 2004. In fiscal 2005, our consumer products had a higher subscription component. Therefore, these costs and the associated revenue are reported as Content, subscriptions, and maintenance. The decrease in licenses costs in fiscal 2005 was partially offset by a $6 million increase in cost related to our storage management products.

Amortization of acquired product rights

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Amortization of acquired product rights	$314,290	$48,894	$40,990
Percentage of total net revenues	8%	2%	2%
Period over period increase	$265,396	$7,904
	*	19%

*	Percentage not meaningful
      Acquired product rights are comprised of developed technologies, revenue-related order backlog and contracts, and patents from acquired companies.
      The increased amortization in fiscal 2006 is primarily associated with the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.3 billion in acquired product rights which are being amortized over their expected useful lives of three months to five years. We amortize the fair value of all other acquired product rights over their expected useful lives, generally one to eight years. For further discussion of acquired product rights and related amortization, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.
      The increased amortization in fiscal 2005, as compared to fiscal 2004, is primarily associated with the Brightmail acquisition in June 2004 and the PowerQuest acquisition in December 2003. This increase was partially offset by certain acquired product rights becoming fully amortized in fiscal 2005.

Operating Expenses

Sales and marketing expenses

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Sales and marketing	$1,486,590	$843,724	$660,573
Percentage of total net revenues	36%	33%	35%
Period over period increase	$642,866	$183,151
	76%	28%
      The increase in sales and marketing expenses in fiscal 2006 as compared to fiscal 2005 was due primarily to the Veritas acquisition, which contributed $579 million in additional sales and marketing expenses. The remaining increase in sales and marketing expenses was due primarily to an increase in employee headcount, resulting in additional employee compensation cost.
      The increase in sales and marketing expenses in fiscal 2005 as compared to fiscal 2004 was due primarily to an increase in employee headcount resulting in an additional $118 million of employee compensation cost. In addition, we spent $44 million more on advertising and promotion activities in fiscal 2005 as compared to the prior fiscal year.

Research and development expenses

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Research and development	$664,628	$332,266	$252,284
Percentage of total net revenues	16%	13%	13%
Period over period increase	$332,362	$79,982
	*	32%

*	Percentage not meaningful
      The increase in research and development expenses in fiscal 2006 as compared to fiscal 2005 was due primarily to the Veritas acquisition, which contributed $320 million in additional research and development expenses.
      The increase in research and development expenses in fiscal 2005 as compared to fiscal 2004 resulted primarily from a $34 million increase in employee compensation due to increased headcount. In addition, research and development expenses increased by $26 million due to additional overhead costs related to computer labs and IT infrastructure needed to support overall company growth. The remaining increase was primarily related to increased variable research and development costs due to growth of the company, including new product offerings from business acquisitions.

General and administrative expenses

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
General and administrative	$221,412	$115,419	$94,645
Percentage of total net revenues	5%	4%	5%
Period over period increase	$105,993	$20,774
	92%	22%
      The increase in general and administrative expenses in fiscal 2006 as compared to fiscal 2005 was due primarily to the Veritas acquisition, which contributed $81 million in additional general and administrative expenses. The remaining increase in general and administrative expenses was due primarily to an increase in employee headcount, resulting in additional employee compensation cost.
      The increase in general and administrative expenses in fiscal 2005 as compared to fiscal 2004 resulted primarily from an increase in employee compensation due to increased headcount. The increased headcount and related compensation was the direct result of company growth, including business acquisitions completed in the second half of fiscal 2004 and the first quarter of fiscal 2005.

Amortization of other intangible assets

		Year Ended
		March 31,

	2006	2005	2004

	($ in thousands)
Amortization of other intangible assets	$148,822	$5,416	$2,954
Percentage of total net revenues	4%	*	*
Period over period increase	$143,406	$2,462
	*	83%

*	Percentage not meaningful
      Other intangible assets are comprised of customer base, trade names, partnership agreements, and marketing-related assets. The increased amortization in fiscal 2006 is primarily associated with the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.5 billion in other intangible assets which will be amortized over their useful lives of eight to ten years. For further discussion of other intangible assets from acquisitions and related amortization, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.
      The increase in amortization of other intangibles in fiscal 2005 as compared to fiscal 2004 was primarily associated with the Brightmail acquisition in June 2004, the ON Technology acquisition in February 2004, the PowerQuest acquisition in December 2003, and the @stake, Inc. acquisition in October 2004.

Stock-based compensation expense

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Stock-based compensation expense:
Included in Cost of revenues	$439	$—	$—

Sales and marketing	$13,314	$1,298	$—
Research and development	17,497	1,780	—
General and administrative	7,151	1,446	—

	$37,962	$4,524	$—

      In connection with the acquisition of Veritas in July 2005, we assumed Veritas stock options and RSUs and converted them into options to purchase 66 million shares of Symantec common stock and 425,000 Symantec RSUs. The fair value of the assumed stock options was $688 million using the Black-Scholes valuation model with the following weighted average assumptions: volatility of 36%, risk-free interest rate of 3.4%, expected life of 3.5 years, and dividend yield of zero. The fair value of the RSUs was $11 million based on fair value of the underlying shares on the announcement date. The intrinsic value of the unvested options and RSUs was valued at $63 million and was recorded in Deferred stock-based compensation within Stockholders’ equity in the Consolidated Balance Sheets in the September 2005 quarter. We recorded amortization of Deferred stock-based compensation related to the assumed Veritas stock options and RSUs of $27 million in fiscal 2006.

      In connection with the acquisition of Brightmail in June 2004, we assumed Brightmail stock options and converted them into options to purchase Symantec common stock. The intrinsic value of the assumed unvested stock options was $21 million and was recorded in Deferred stock-based compensation within Stockholders’ equity in the Consolidated Balance Sheets during fiscal 2005. During the September 2004 quarter, we reduced Deferred stock-based compensation by an insignificant amount as a result of the cancellation of a portion of those options upon employee terminations. We recorded amortization of deferred stock-based compensation related to the assumed Brightmail stock options of $8 million in fiscal 2006 and $3 million in fiscal 2005.
      On October 20, 2004, we issued 200,000 restricted shares of common stock to our then-current Chief Financial Officer, at a purchase price of $1,000 (representing the aggregate par value at the time of issuance), vesting 50% at each anniversary date. The market value of the common stock on the date of grant, less the purchase price, was $6 million and was recorded in Deferred stock-based compensation within Stockholders’ equity in the Consolidated Balance Sheets in fiscal 2005. Upon the retirement of our former Chief Financial Officer in December 2005, 100,000 shares were forfeited and we reversed the related Deferred stock-based compensation. We recorded amortization of deferred stock-based compensation related to the restricted shares of $2 million in fiscal 2006 and $1 million in fiscal 2005.

Acquired in-process research and development (IPR&D)

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Acquired in-process research and development	$285,100	$3,480	$3,710
      During fiscal 2006, we wrote off IPR&D totaling $285 million, of which $284 million was in connection with our acquisition of Veritas. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition in July 2005, Veritas was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0, and various other projects. At the time of the acquisition, it was estimated that these IPR&D development efforts would be completed over the following 12 to 18 months at an estimated total cost of $120 million. At March 31, 2006, the development efforts were continuing on schedule and within expected costs.
      The value assigned to the Veritas IPR&D was determined by estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present values. The revenue estimates used in the net cash flow forecasts were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Veritas and its competitors.
      The rate utilized to discount the net cash flows to their present values was based on Veritas’ weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 13.5% was deemed appropriate for valuing the IPR&D.
      The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
      In fiscal 2005, we wrote off $3 million of IPR&D in connection with our acquisition of Brightmail. The Brightmail IPR&D related to the third generation of Brightmail’s antispam product offering. The efforts required to develop the acquired IPR&D principally related to the completion of all planning, design, development, and testing activities that were necessary to establish that the product could be produced to meet its design specifications, including features, functions, and performance. We determined the fair value of the acquired IPR&D by estimating the projected cash flows related to the projects and future revenues to be earned upon commercialization of the products. We discounted the resulting net cash flows to their present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.
      In fiscal 2004, we wrote off $4 million of IPR&D in connection with our acquisitions of ON Technology, PowerQuest, and Nexland. The in-process technology acquired in the ON Technology acquisition consisted primarily of research and development related to its next generation CCM/iCommand and iPatchtm products, which enable organizations and service providers to manage the full lifecycle of their computing systems over corporate networks. We are using this technology in order to construct a common platform for our Storage and Server Management segment products. The in-process technology acquired in the PowerQuest acquisition consisted primarily of research and development related to its Virtual Volume Imaging technology, which provides the capability to recover from server or desktop failures and minimize system downtime. We have integrated this technology into our Storage and Server Management segment product offerings. The in-process technology acquired in the Nexland acquisition consisted primarily of research and development related to a next generation firewall product. We integrated this technology into our firewall and appliance series of products within our Enterprise Security segment.
      The efforts required to develop the ON Technology, PowerQuest, and Nexland acquired in-process technology principally related to the completion of all planning, design, development, and test activities that were necessary to establish that the product or service can be produced to meet its design specifications including features, functions, and performance. We determined the fair value of the acquired in-process technology by estimating the projected cash flows related to these projects and future revenues to be earned upon commercialization of the products. We discounted the resulting net cash flows to their present values. We based the net cash flows from such projects on our analysis of the respective markets and estimates of revenues and operating profits related to these projects.

Restructuring

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Restructuring	$24,918	$2,776	$907
      As of March 31, 2006, we had a restructuring reserve of $30 million, of which $20 million was included in Other accrued expenses in the Consolidated Balance Sheets and $10 million was included in Other long-term liabilities in the Consolidated Balance Sheets. The restructuring reserve consists of $9 million related to a restructuring reserve assumed from Veritas in connection with the acquisition, $21 million related to restructuring reserves established in fiscal 2006, and an insignificant amount related to our fiscal 2002 restructuring plan. Restructuring reserves established in fiscal 2006 include $9 million related to our 2006 restructuring plan, $3 million related to restructuring costs as a result of the Veritas acquisition, and $9 million related to restructuring costs as a result of our other acquisitions.

Restructuring expense
      In fiscal 2006, we recorded $25 million of restructuring costs, of which $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. These restructuring costs reflect the termination of 446 redundant employees located in the United States, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. In fiscal 2006, we paid $16 million related to this restructuring reserve. We expect the remainder of the costs to be paid by the end of fiscal 2018.
      In fiscal 2005, we recorded $3 million of restructuring charges, of which $2 million was for costs of severance, related benefits, and outplacement services related to the termination of 51 employees located in the U.S. and Europe due to the consolidation and relocation of engineering and development functions. In addition we recorded an increase to the accrual relating to the fiscal 2002 restructuring plan of $1 million due to the termination of a sublease agreement for facilities in Eugene, Oregon. Substantially all of the costs had been paid by March 31, 2005.
      In fiscal 2004, we recorded $1 million of restructuring charges for costs of severance, related benefits, and outplacement services for a member of our senior management team, as well as an increase to the accrual for excess facilities in Eugene, Oregon in connection with our fiscal 2002 restructuring plan. Substantially all of the costs had been paid by March 31, 2005.
      The fiscal 2002 restructuring reserve consisted of the costs of excess facilities in Europe and Eugene, Oregon, net of sublease income. In fiscal 2006, we paid $2 million upon termination of the remaining leases. Substantially all of the costs had been paid by March 31, 2006.
      Amounts related to restructuring expense are included in Restructuring in the Consolidated Statements of Income.

Acquisition-related restructuring
      In connection with the Veritas acquisition on July 2, 2005, we assumed a restructuring reserve of $53 million related to the 2002 Veritas facilities restructuring plan. From the date of the acquisition through March 31, 2006, we paid $25 million related to this reserve. Also during this period, we reduced this reserve by $19 million as we returned some facilities to use and negotiated early lease terminations on others for amounts less than originally accrued. The remaining reserve amount of $9 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of the costs are currently scheduled to be paid by the end of fiscal 2011.
      With regard to the 2002 Veritas facilities restructuring plan, our actual costs have varied and could continue to vary significantly from our current estimates, depending, in part, on the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates, and the outcome of negotiations with lessors regarding terminations of some of the leases. Some of these factors are beyond our control. Adjustments to the 2002 Veritas facilities restructuring plan will be made if actual lease exit costs or sublease income differ materially from amounts currently expected.
      In connection with the Veritas acquisition on July 2, 2005, we recorded $7 million of restructuring costs, of which $2 million related to excess facilities costs and $5 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the Veritas acquisition. In fiscal 2006, we paid $4 million related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2012.
      For information on the acquisition related costs incurred in connection with the Veritas acquisition, see Note 3 of the Notes to Consolidated Financial Statements.
      In connection with our other acquisitions in fiscal 2006, we recorded $12 million of restructuring costs, of which $8 million related to severance, associated benefits, and outplacement services and $4 million related to excess facilities costs. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of our other acquisitions. In fiscal 2006, we paid $3 million in connection with this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2012.
      Amounts related to acquisition-related restructuring are reflected in the purchase price allocation of the applicable acquisition.

Integration planning
      In connection with our acquisition of Veritas, we recorded integration planning costs of $16 million in fiscal 2006 and $3 million in fiscal 2005, which consisted primarily of costs incurred for consulting services and other professional fees.

Patent settlement
      On May 12, 2005, we resolved patent litigation matters with Altiris, Inc. by entering into a cross-licensing agreement that resolved all legal claims between the companies. As part of the settlement, we paid Altiris $10 million for use of the disputed technology. Under the transaction, we expensed $2 million of patent settlement costs in the June 2005 quarter that was related to benefits received in and prior to the June 2005 quarter. The remaining $8 million was recorded as Acquired product rights in the Consolidated Balance Sheets and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the primary patent, which expires in May 2017.
      On August 6, 2003, we purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation. As part of the settlement, we also received licenses to the remaining patents in Hilgraeve’s portfolio. The total cost of purchasing the patent and licensing additional patents was $63 million, which was paid in cash in August 2003. Under the transaction, we recorded $14 million of patent settlement costs in the June 2003 quarter that was related to benefits received by us in and prior to the June 2003 quarter. The remaining $49 million was recorded as Acquired product rights in the Consolidated Balance Sheets and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the primary patent, which expires in June 2011.
Non-operating Income and Expense

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Interest and other income, net	$106,754	$51,185	$40,254
Interest expense	(17,996)	(12,323)	(21,164)
Income, net of expense, from sale of technologies and product lines	—	—	9,547

Total	$88,758	$38,862	$28,637
Percentage of total net revenues	2%	2%	2%
Period over period increase	$49,896	$10,225
	*	36%

*	Percentage not meaningful
      The increase in Interest and other income, net in fiscal 2006 as compared to fiscal 2005 was due primarily to a higher average investment balance, due to the cash acquired through the Veritas acquisition, and higher average interest rates. The increase in Interest and other income, net in fiscal 2005 as compared to fiscal 2004 was due to a higher average investment balance and higher average interest rates.
      Interest expense in fiscal 2006 was due primarily to the interest and accretion related to the 0.25% convertible subordinated notes that were assumed in connection with the acquisition of Veritas. In August 2003, Veritas issued $520 million of 0.25% convertible subordinated notes due August 1, 2013. For further discussion of the 0.25% convertible subordinated notes, see Note 6 of the Notes to Consolidated Financial Statements.
      Interest expense in fiscal 2005 and 2004 was primarily related to our $600 million 3% convertible subordinated notes issued in October 2001. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash.
      Income, net of expense, from sale of technologies and product lines during fiscal 2004 primarily related to royalty payments received in connection with the licensing of substantially all of the ACT! product line technology. In December 2003, Interact Commerce Corporation purchased this technology from us.

Provision for Income Taxes

	Year Ended March 31,

	2006	2005	2004

	($ in thousands)
Tax provision on earnings	$227,068	$267,720	$171,603
Effective tax rate on earnings	63%	31%	32%
Tax provision on repatriation	$(21,197)	$54,249	$—
Total tax provision	$205,871	$321,969	$171,603
Total effective tax rate	57%	38%	32%
      Our effective tax rate on income before taxes was approximately 57%, 38%, and 32% in fiscal 2006, 2005, and 2004, respectively. The effective tax rate for fiscal 2006 reflects the impact of the IPR&D charges and other acquisition-related charges that are nondeductible for tax reporting purposes, partially offset by foreign earnings taxed at a lower rate than the U.S. tax rate, and the effect of the true-up of taxes on repatriated earnings. The effective tax rate in fiscal 2005 reflects the additional tax expense attributable to the $500 million of foreign earnings that we repatriated under the American Jobs Creation Act.
      We believe realization of substantially all of our deferred tax assets as of March 31, 2006 of $467 million, after application of the valuation allowance, is more likely than not based on the future reversal of temporary tax differences. Realization of approximately $27 million of our deferred tax assets as of March 31, 2006 is dependent upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Item 1A, Risk Factors, set forth in this annual report. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis. The valuation allowance on our deferred tax assets increased by $59 million in fiscal 2006, of which approximately $58 million is attributable to acquisition-related assets, the benefit of which will reduce goodwill when and if realized. The valuation allowance on our deferred tax assets increased by an immaterial amount in fiscal 2005.

American Jobs Creation Act of 2004 — Repatriation of foreign earnings
      In the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries that qualified for the 85% dividends received deduction under the provisions of the American Jobs Creation Act of 2004, or the Jobs Act, enacted in October 2004. We recorded a tax charge for this repatriation of $54 million in the March 2005 quarter.
      In May 2005, clarifying language was issued by the U.S. Department of Treasury and the IRS with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act and in September 2005, additional clarifying language was issued regarding the treatment of certain deductions attributable to the earnings repatriation. As a result of this clarifying language, we reduced the tax expense attributable to the repatriation by approximately $21 million in fiscal 2006, which reduced the cumulative tax charge on the repatriation to $33 million.
      The $500 million repatriation under the Jobs Act was deemed to be distributed entirely from foreign earnings that had been previously treated as indefinitely reinvested. However, this distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.

Other tax matters
      On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas, which we acquired in July 2005. The incremental tax liability asserted by the IRS with regard to the Veritas claim is $867 million, excluding penalties and interest. The Notice of Deficiency primarily relates to transfer pricing in connection with a technology license agreement between Veritas and a foreign subsidiary. We do not agree with the IRS position and we intend to file a timely petition to the Tax Court to protest the assessment. No payments will be made on the assessment until the issue is definitively resolved. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, the incremental amounts due would be accounted for principally as additions to the Veritas purchase price as an increase to goodwill. Any incremental interest accrued subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.
      In the fourth quarter of fiscal 2006, we made $90 million of tax-related adjustments to the purchase accounting for Veritas, consisting of $120 million of additional pre-acquisition tax reserve-related adjustments, partially offset by a $30 million reduction in other pre-acquisition taxes payable. While we strongly disagree with the IRS over both its transfer pricing methodologies and the amount of the assessment, we have established additional tax reserves for all Veritas pre-acquisition years to account for both contingent tax and interest risk.
      On March 30, 2006, we received notices of proposed adjustment from the IRS with regard to an unrelated audit of Symantec for fiscal years 2003 and 2004. The IRS claimed that we owed an incremental tax liability with regard to this audit of $110 million, excluding penalties and interest. The incremental tax liability primarily relates to transfer pricing matters between Symantec and a foreign subsidiary. On June 2, 2006, we reached an agreement in principle with the IRS to settle the IRS claims relating to this audit for $36 million, excluding interest. The consolidated financial statements presented in this annual report reflect adequate accruals to address this settlement amount. We anticipate that we will finalize this settlement with the IRS before the end of June 2006.
      In the fourth quarter of fiscal 2006, we increased our tax reserves by an additional $64 million in connection with all open Symantec tax years (fiscal 2003 to 2006). Since these reserves relate to licensing arising from acquired technology, the additional accruals are primarily offset by deferred taxes.
      We are as yet unable to confirm our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the acquisition. The distribution was intended to be made pursuant to the Jobs Act, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. We are seeking a ruling from the IRS on the matter. Because we were unable to obtain this ruling prior to filing the Veritas tax return in May 2006, we have paid $130 million of additional U.S. taxes. Since this payment relates to the taxability of foreign earnings that are otherwise the subject of the IRS assessment, this additional payment reduced the amount of taxes payable accrued as part of the purchase accounting for pre-acquisition contingent tax risks. For further information, see Note 13 of the Notes to Consolidated Financial Statements and Critical Accounting Estimates — Income Taxes above.
LIQUIDITY AND CAPITAL RESOURCES

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net cash provided by (used for):
Operating activities	$1,536,896	$1,207,459	$902,605
Investing activities	3,619,605	(663,159)	(795,598)
Financing activities	(3,910,064)	(31,990)	129,154
Effect of exchange rate fluctuations on cash and cash equivalents	(22,248)	18,261	30,095
Net change in cash and cash equivalents	1,224,189	530,571	266,256
      As of March 31, 2006, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $2.9 billion, of which 28% was held domestically and the remainder was held outside of the U.S. The remittance back to the U.S. of cash, cash equivalents, and short-term investments held by legal entities domiciled outside of the U.S. may result in significant additional income tax expense. Accordingly, we may choose to enhance our domestic cash position through third-party financing arrangements. We recently completed the reorganization of certain international subsidiaries acquired as part of the Veritas acquisition. This reorganization is expected to result in a rebalancing of our cash between the U.S. and foreign operations over the next several years.
      On July 2, 2005, we completed our acquisition of Veritas and acquired its cash, cash equivalents, and short-term investments of approximately $2.9 billion and assumed contingently convertible debt with a principal amount of $520 million due August 1, 2013 and a short-term loan with a principal amount of EURO 411 million, which was paid in its entirety on July 7, 2005. The convertible debt may be converted by the holders at any time into 24.37288 shares of Symantec common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Upon conversion, we would be required to pay the holder the cash value of the applicable number of shares of Symantec common stock ($16.83 per share at March 31, 2006), up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at Symantec’s option. Interest payments of 0.25% per annum on the principal amount are payable semi-annually in arrears on February 1 and August 1 of each year. On or after August 5, 2006, we have the option to redeem all or a portion of the notes at a redemption price equal to the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon a fundamental change involving Symantec, holders have the right to require us to repurchase the notes at a repurchase price equal to the principal amount, plus accrued and unpaid interest. The notes are classified as a current liability in our Consolidated Balance Sheets at March 31, 2006.
      During fiscal 2006, in addition to Veritas, we completed acquisitions of five privately-held companies and one public company for $627 million in cash, including acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs.
      During April 2006, we purchased an office building of approximately 236,000 square feet in Cupertino, California for $81 million. This property is currently leased to a third party.
      We believe that our cash balances, including those assumed in the acquisition of Veritas, as well as cash that we generate over time from our combined operations and our borrowing capacity, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Operating Activities
      Net cash provided by operating activities in fiscal 2006 resulted largely from net income of $157 million, plus an increase in deferred revenue of $683 million, non-cash charges, primarily for depreciation and amortization, of $678 million, and the write off of IPR&D of $285 million related to the acquisitions of Veritas and BindView. These factors were partially offset by a decrease in deferred income taxes of $203 million and by an increase in trade accounts receivable of $87 million. We expect operating cash flow to continue to be positive in the future.
      Net cash provided by operating activities in fiscal 2005 resulted largely from net income of $536 million, plus non-cash depreciation and amortization charges of $132 million, the income tax benefit from employee stock plans of $109 million, and deferred income taxes of $61 million. In addition, our deferred revenue increased by $319 million and income taxes payable increased by $56 million.
      Net cash provided by operating activities in fiscal 2004 resulted largely from net income of $371 million, plus non-cash depreciation and amortization charges of $117 million and the income tax benefit from employee stock plans of $67 million. Deferred revenue increased by $345 million, partially offset by an increase in accounts receivable of $83 million. In addition, income taxes payable increased by $54 million.
Investing Activities
      Net cash provided by investing activities in fiscal 2006 was primarily the result of net sales of available-for-sale securities of $3.4 billion and cash of $541 million acquired through the acquisition of Veritas, net of cash expenditures for our other acquisitions in fiscal 2006. These amounts were partially offset by capital expenditures of $267 million, including $63 million for the purchase of two buildings in Mountain View, California.

      Net cash used for investing activities in fiscal 2005 was primarily the result of payments for business acquisitions of $424 million and net purchases of available-for-sale securities of $143 million.
      Net cash used for investing activities in fiscal 2004 was primarily the result of net purchases of available-for-sale securities of $332 million, payments for business acquisitions of $287 million, and capital expenditures of $111 million.
      We expect to continue our investing activities, including investments in available-for-sale securities. Furthermore, cash reserves may be used for strategic acquisitions of software companies or technologies that are complementary to our business.
Financing Activities
      We have operated a stock repurchase program since 2001. On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the Veritas acquisition on July 2, 2005. We commenced repurchases under the $3 billion authorization on August 2, 2005 and as of December 31, 2005 all authorized repurchases, including $474 million from prior authorizations, were completed.
      On January 31, 2006, the Board, through one of its committees, authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date. In connection with this stock repurchase authorization, we entered into Rule 10b5-1 trading plans intended to facilitate stock repurchases of $125 million per quarter during fiscal 2007. We used $154 million of the authorized amount to repurchase shares in the open market in the March 2006 quarter and we intend to use the remaining amount to make stock repurchases under Rule 10b5-1 trading plans and opportunistically in fiscal 2007.
      In fiscal 2006, we repurchased 174 million shares at prices ranging from $15.83 to $23.85 per share for an aggregate amount of $3.6 billion. In fiscal 2005, we repurchased eight million shares at prices ranging from $21.05 to $30.77 per share for an aggregate amount of $192 million. In fiscal 2004, we repurchased three million shares at prices ranging from $19.52 to $20.82 per share for an aggregate amount of $60 million. As of March 31, 2006, $846 million remained authorized for future repurchases. For further information regarding stock repurchases, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this annual report.
      In fiscal 2006, 2005, and 2004, we received net proceeds of $210 million, $160 million, and $189 million, respectively, from the sale of our common stock through employee benefit plans.
      In fiscal 2006, we repaid the entire balance of a short-term loan with a principal amount of EURO 411 million that we assumed in connection with our acquisition of Veritas.
Contractual Obligations
      The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, interest rates, and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments related to the contractual obligations set forth in the table below. The following table summarizes our fixed contractual obligations and commitments as of March 31, 2006:

		Payments Due In
	Total
	Payments		Fiscal 2008	Fiscal 2010	Fiscal 2012
	Due	Fiscal 2007	and 2009	and 2011	and thereafter

	(In thousands)
Convertible subordinated notes[1]	$520,000	$520,000	$—	$—	$—
Purchase obligations[2]	32,850	32,850	—	—	—
Operating leases[3]	386,121	91,339	117,100	66,334	111,348

Total contractual obligations	$938,971	$644,189	$117,100	$66,334	$111,348

[1]	Convertible subordinated notes, due August 1, 2013, assumed in connection with the Veritas acquisition. On or after August 5, 2006, Symantec has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006 and August 1, 2008, or upon the occurrence of a fundamental change involving Symantec, holders of the 0.25% Notes may require Symantec to repurchase their notes at a purchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

[2]	Represents amounts associated with agreements that are enforceable, legally binding, and specify terms.

[3]	Includes $22 million related to facilities included in our restructuring reserve.

Development agreements
      In the June 2005 quarter, we entered into agreements in connection with the construction of, or refurbishments to, buildings in Springfield, Oregon and Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. The remaining commitment is $147 million as of March 31, 2006 which mainly relates to the construction of the Culver City, California facility.

Royalties
      We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue and has not been included in the table above. Certain royalty commitments have minimum commitment obligations; however, as of March 31, 2006, all such obligations are immaterial.

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
Newly Adopted And Recently Issued Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.
      In June 2005, the FASB issued FASB Staff Position, or FSP, FAS 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or the EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations. The effects will depend on the respective laws adopted by the EU member countries.
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
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the Consolidated Statements of Income based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. See Stock-Based Compensation in Summary of Significant Accounting Policies for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation. On April 1, 2006, we adopted SFAS No. 123R using the modified prospective method. We expect the adoption of SFAS No. 123R to have a material impact on our consolidated financial position and results of operations.
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
      In December 2004, the FASB issued FSP FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109. FSP FAS 109-1 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to market risk related to fluctuations in market prices, interest rates, and foreign currency exchange rates. We use certain derivative financial instruments to manage these risks. All financial instruments used are in accordance with our global investment policy and global foreign exchange policy. We do not use derivative financial instruments for trading purposes. We do not anticipate any material changes in our primary market risk exposures in fiscal 2007.
      We also hold equity interests in several privately-held companies. These investments were recorded at cost, and are classified as Other long-term assets in the Consolidated Balance Sheets. These investments are inherently risky and we could lose our entire investment in these companies. As of March 31, 2006, these investments had an aggregate carrying value of $11 million.
Interest Rate Sensitivity
      We consider investments in highly liquid instruments purchased with an original maturity of 90 days or less to be cash equivalents. All of our cash equivalents and short-term investments are classified as available-for-sale securities as of the balance sheet dates. Our available-for-sale securities are reported at fair market value and any unrealized gains and losses are included as a component of Stockholders’ equity in Accumulated other comprehensive income in our Consolidated Balance Sheets. Our cash equivalents and short-term investments consist primarily of corporate securities, corporate bonds, asset-backed securities, U.S. government and government-sponsored securities, and money market funds. The following table presents the fair value and hypothetical changes in fair market values of our significant financial instruments, which primarily consist of commercial paper, corporate debt securities, and government and government backed securities, held as of March 31, 2006 that are sensitive to changes in interest rates (in millions):

		Hypothetical Fair Market Values Given an
		Interest Rate Increase (Decrease) of X Basis Points (bps)
	Fair
	Value	150 bps	100 bps	50 bps	(25 bps)	(75 bps)

Significant financial instruments	$1,517,037	$(11,087)	$(7,392)	$(3,696)	$1,848	$5,544
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
Exchange Rate Sensitivity
      We conduct business in 36 currencies through our worldwide operations. We believe that the use of foreign exchange forward contracts should reduce the risks that arise from conducting business in international markets.
      We hedge certain risks associated with certain foreign currency cash and cash equivalents, investments, receivables, and payables in order to minimize the impact of changes in foreign currency fluctuations on these assets and liabilities denominated in foreign currencies. Foreign exchange forward contracts as of March 31, 2006 were as follows (in millions):

		Hypothetical Increase (Decrease) in
		FV of Foreign Forward Exchange
		Contracts Given X% Appreciation
		(Devaluation) of Foreign Currency
	Notional
Foreign Forward Exchange Contracts	Amount	10%	5%	(5)%	(10)%

Purchased	$228	$21	$11	$(12)	$(25)
Sold	$446	$(41)	$(21)	$23	$50

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

Item 8.	Financial Statements and Supplementary Data
Annual Financial Statements
      The consolidated financial statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.
Selected Quarterly Financial Data
      We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods, each comprised of 13 weeks, as follows:

	Fiscal 2006				Fiscal 2005

	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2006	2005	2005	2005	2005	2004	2004	2004

	(In thousands, except net income (loss) per share)
Net revenues	$1,238,560	$1,149,026	$1,055,864	$699,942	$712,678	$695,224	$618,313	$556,634
Gross profit	955,406	880,548	742,422	583,147	591,547	573,726	509,094	456,373
Stock-based compensation expense(a)	9,459	12,329	13,389	2,785	2,844	1,041	639	—
Acquired in-process research and development(b)	1,100	—	284,000	—	—	1,218	—	2,262
Restructuring	4,426	15,566	1,452	3,474	—	—	1,916	860
Patent settlement(c)	—	—	—	2,200	375	—	—	—
Integration planning(d)	587	2,185	5,253	7,901	3,494	—	—	—
Operating income (loss)	180,333	119,661	(258,347)	232,318	231,822	228,069	192,117	167,258
Net income (loss)	118,813	90,734	(251,328)	198,633	119,682	163,577	135,623	117,277
Net income (loss) per share — basic(e)	$0.11	$0.08	$(0.21)	$0.28	$0.17	$0.24	$0.22	$0.19
Net income (loss) per share — diluted(e)	$0.11	$0.08	$(0.21)	$0.27	$0.16	$0.22	$0.19	$0.16

(a)	In connection with our acquisition of Veritas in fiscal 2006, we assumed Veritas stock options and restricted stock units and converted them into options to purchase Symantec common stock and Symantec restricted stock units. In connection with the Brightmail acquisition during fiscal 2005, we assumed unvested Brightmail stock options and converted them into unvested options to purchase Symantec common stock. For more information, see Note 3 of the Notes to Consolidated Financial Statements. In addition, in fiscal 2006 and 2005, we issued restricted stock and restricted stock units to certain officers and employees. For more information, see Note 11 of the Notes to Consolidated Financial Statements.

(b)	In fiscal 2006, we wrote off $284 million and $1 million of IPR&D in connection with our acquisitions of Veritas and BindView, respectively. In fiscal 2005, we wrote off $3 million of IPR&D in connection with our acquisition of Brightmail.

(c)	During fiscal 2006, we recorded patent settlement costs and entered into a cross-licensing agreement with Altiris, Inc. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(d)	During fiscal 2006, we acquired Veritas. In connection with this acquisition, we recorded integration planning costs. For more information, see Note 3 of the Notes to Consolidated Financial Statements.

(e)	Per share amounts reflect the two-for-one stock split effected as a stock dividend, which occurred on November 30, 2004.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that, as a result of the material weakness described below, such disclosure controls and procedures were not effective as of the end of the period covered by this report.

(b)	Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on its evaluation, our management has identified a material weakness in internal control over financial reporting related to accounting for income taxes as of March 31, 2006. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.
      Management has determined that we had insufficient personnel resources with adequate expertise to properly manage the increased volume and complexity of income tax matters associated with the acquisition of Veritas Software Corporation. This lack of resources resulted in inadequate levels of supervision and review related to the our IRS filings and our accounting for income taxes. This material weakness resulted in our failure to follow established policies and procedures designed to ensure timely income tax filings. Specifically, we did not complete the timely filing of an extension request with the IRS for the final pre-acquisition income tax return for Veritas and, accordingly, did not secure certain income tax related elections. In addition, this material weakness resulted in errors in our annual accounting for income taxes. These errors in accounting were corrected prior to the issuance of our 2006 consolidated financial statements. The aforementioned material weakness results in more than a remote likelihood that a material misstatement of our annual or interim financial statements, due to a failure to complete income tax filings consistent with management’s intentions, and due to errors in accounting for income taxes, would not be prevented or detected.
      Because of this material weakness, management has concluded Symantec did not maintain effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
      Our independent registered public accounting firm, KPMG LLP, has audited management’s assessment of the effectiveness of Symantec’s internal control over financial reporting and has issued an audit report thereon, which is included in Part IV, Item 15 of this annual report.

(c)	Changes in Internal Control over Financial Reporting.
      At the end of February 2006, we hired a new Vice President of Tax and Treasury to help manage the increased complexity of our income tax matters. During the quarter ended March 31, 2006, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      Since April 1, 2006, we have implemented additional controls in our internal control over financial reporting that serve to remediate the material weakness described above, including the addition of resources dedicated to financial reporting for income taxes and the implementation of processes to identify and calendar all incremental tax compliance and financial accounting for income tax requirements arising from acquisitions. In addition, we intend to automate key elements of our processes to enhance the analysis and calculation of the income tax provision and the reconciliation of the tax accounts.

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
Item 9B.     Other Information
      None.
PART III
Item 10.     Directors and Executive Officers of the Registrant
      Information with respect to this Item may be found in the definitive Proxy Statement that we will deliver to stockholders in connection with our Annual Meeting of Stockholders for 2006, referred to as our 2006 Proxy Statement, including in the sections captioned “Directors and Management — Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.
      We have adopted a code of business conduct that applies to all Symantec employees. We have also adopted a code of ethics for our Chief Executive Officer and senior financial officers, including our principal financial officer and principal accounting officer. Our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers are posted on our Web site at http://www.symantec.com, and may be found as follows:

1. From our main Web page, first click on “About Symantec”

2. Then click on “Investor Relations”

3. Next, under “Corporate Governance,” click on “Company Charters”
      We will post any amendments to or waivers from our Code of Conduct and Code of Ethics for Chief Executive Officer and Senior Financial Officers at that location.

Item 11.	Executive Compensation
      Information with respect to this Item may be found in our 2006 Proxy Statement, including in the sections captioned “Summary of Cash and Certain Other Compensation,” “Stock Options,” “Option Exercises and Holdings,” “Proposal No. 1 — Election of Symantec Directors — Director Compensation,”

“Employment, Severance, and Change of Control Agreements,” and “Compensation Committee Interlocks and Insider Participation.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information with respect to this Item may be found in our 2006 Proxy Statement, including in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.” Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to this Item may be found in our 2006 Proxy Statement, including in the section captioned “Related Party Transactions.” Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information with respect to this Item may be found in our 2006 Proxy Statement, including in the sections captioned “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.” Such information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Upon written request, we will provide, without charge, a copy of this annual report, including the consolidated financial statements and financial statement schedule. All requests should be sent to:
          Symantec Corporation
          Attn: Investor Relations
          20330 Stevens Creek Boulevard
          Cupertino, California 95014
          408-517-8000

      (a) The following documents are filed as part of this report:

		Page
		Number

1.	Consolidated Financial Statements:
	Reports of Independent Registered Public Accounting Firm	67
	Consolidated Balance Sheets as of March 31, 2006 and 2005	70
	Consolidated Statements of Income for the years ended March 31, 2006, 2005, and 2004	71
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2006, 2005, and 2004	72
	Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004	73
	Summary of Significant Accounting Policies	74
	Notes to Consolidated Financial Statements	83
2.
Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended March 31, 2006, 2005, and 2004 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation

	Schedule:
	II Valuation and Qualifying Accounts	114
	Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

      3. Exhibits: The following exhibits are filed as part of or furnished with this Form 10-K, as applicable:

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.01§	Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, Carmel Acquisition Corp., and Veritas Software Corporation	8-K	000-17781	2.01	12/20/04
3.01	Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03	Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04	Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01	Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A, the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares	8-A	000-17781	4.1	08/19/98
4.02	Indenture dated as of August 1, 2003 between Veritas Software Corporation & U.S. Bank National Association, as Trustee	8-K	000-17781	10.04	07/08/05
4.03	First Supplemental Indenture dated as of October 25, 2004 between Veritas Software Corporation and U.S. Bank National Association, as Trustee	8-K	000-17781	10.05	07/08/05
4.04	Second Supplemental Indenture dated as of July 2, 2005 by and between Veritas Software Corporation, Symantec Corporation and U.S. Bank National Association, as Trustee	8-K	000-17781	10.03	07/08/05
10.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement					X
10.04*	Veritas Software Corporation 1993 Directors Stock Option Plan, including form of Stock Option Agreement					X
10.05*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement					X
10.06*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10.07*	Symantec Corporation 1998 Employee Stock Purchase Plan, as amended					X
10.08*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption					X
10.09*	Symantec Corporation Acquisition Plan, as adopted July 15, 1999	S-8	333-31526	4.03	03/02/00
10.10*	Symantec Corporation Stock Option Grant dated January 1, 2000 to John W. Thompson	S-8	333-102096	99.3	12/20/02
10.11*	Symantec Corporation 2000 Directors Equity Incentive Plan, as amended	S-8	333-119872	99.02	10/21/04
10.12*	Symantec Corporation 2001 Non- Qualified Equity Incentive Plan					X
10.13*	Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan, as amended	10-K	000-17781	10.12	06/15/05
10.14*	Veritas Software Corporation 2002 Directors Stock Option Plan, including form of Stock Option Agreement and forms of Notice of Stock Option Grant					X
10.15*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executive Officers and form of Notice of Stock Option Assumption					X

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.16*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including form of Stock Option Agreement, and form of Restricted Stock Unit Award Agreement					X
10.17*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer					X
10.18*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Gary Bloom, as amended	S-4/A	333-122724	10.01	05/18/05
10.19*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Jeremy Burton, as amended	S-4/A	333-122724	10.06	05/18/05
10.20*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Kris Hagerman, as amended	S-4/A	333-122724	10.07	05/18/05
10.21*	Offer Letter, dated January 12, 2004, from Symantec Corporation to Thomas W. Kendra	10-Q	000-17781	10.01	02/04/05
10.22*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10.23*	Form of FY06 Executive Incentive Plan	10-Q	000-17781	10.01	11/09/05
10.24*	Form of FY06 Executive Supplemental Incentive Plan	10-Q	000-17781	10.02	11/09/05
10.25*	Symantec Senior Executive Incentive Plan	10-K	000-17781	10.18	06/14/04
10.26*	Symantec Corporation Executive Retention Plan, as amended	8-K	000-17781	10.01	04/27/06
10.27‡	Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement dated as of July 1, 2003 by and among Symantec Corporation, Symantec Limited and Digital River, Inc., as amended	10-K	000-17781	10.35	06/15/05
10.28‡	Amendment Eleven to the Amended and Restated Authorized Symantec Electronic Reseller For Shop Symantec Agreement	10-Q	000-17781	10.01	08/10/05

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.29	Amended Agreement Respecting Certain Rights of Publicity, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.04	06/13/90
10.30	Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.31	Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01	Subsidiaries of Symantec Corporation					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (see Signature page to this annual report)					X
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

*	Indicates a management contract or compensatory plan or arrangement.

‡	Confidential treatment has been received for certain portions of this documents.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
      (c) Financial Statement Schedules: We hereby file as part of this Annual Report on Form 10-K the schedule listed in Item 15(a)2, as set forth above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Symantec Corporation:
      We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the Company) as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed in the Index at Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Symantec Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 8, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
June 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Symantec Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Symantec Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of March 31, 2006 because of the effect of a material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Symantec Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness related to accounting for income taxes has been identified and included in management’s assessment as of March 31, 2006.
      The Company had insufficient personnel resources with adequate expertise to properly manage the increased volume and complexity of income tax matters associated with the acquisition of Veritas Software Corporation. This lack of resources resulted in inadequate levels of supervision and review related to the Company’s Internal Revenue Service (IRS) filings and the Company’s accounting for income taxes. This material weakness resulted in the Company’s failure to follow established policies and procedures designed to ensure timely income tax filings. Specifically, the Company did not complete the timely filing of an extension request with the IRS for the final pre-acquisition income tax return for Veritas and, accordingly, did not secure certain income tax related elections. In addition, this material weakness resulted in errors in the Company’s annual accounting for income taxes. The aforementioned material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements due to a failure to complete income tax filings consistent with management’s intentions, and due to errors in accounting for income taxes, would not be prevented or detected.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symantec Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended March 31, 2006. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended March 31, 2006, and this report does not affect our report dated June 8, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Symantec Corporation did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the material weakness described above on the achievement of the objectives of the control criteria, Symantec Corporation has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP
Mountain View, California
June 8, 2006

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,

	2006	2005

	(In thousands, except
	par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,315,622	$1,091,433
Short-term investments	550,180	2,115,154
Trade accounts receivable, net	670,937	285,325
Inventories	48,687	19,118
Current deferred income taxes	131,833	97,279
Other current assets	190,673	79,973

Total current assets	3,907,932	3,688,282
Property and equipment, net	946,217	382,689
Acquired product rights, net	1,238,511	127,619
Other intangible assets, net	1,440,873	30,739
Goodwill	10,331,045	1,365,213
Other long-term assets	48,605	19,679

	$17,913,183	$5,614,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes	$512,800	$—
Accounts payable	167,135	74,685
Accrued compensation and benefits	277,170	140,543
Current deferred revenue	1,915,179	1,215,537
Other accrued expenses	185,882	91,033
Income taxes payable	419,401	179,225

Total current liabilities	3,477,567	1,701,023
Long-term deferred revenue	248,273	114,724
Long-term deferred tax liabilities	493,956	88,613
Other long-term obligations	24,916	4,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,210,660 and 710,522 shares issued at March 31, 2006 and 2005; 1,040,885 and 710,522 shares outstanding at March 31, 2006 and 2005)	10,409	7,105
Capital in excess of par value	12,426,690	2,412,947
Accumulated other comprehensive income	146,810	191,938
Deferred stock-based compensation	(43,595)	(21,070)
Retained earnings	1,128,157	1,114,533

Total stockholders’ equity	13,668,471	3,705,453

	$17,913,183	$5,614,221

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,

	2006	2005	2004

	(In thousands, except net income per share)
Net revenues:
Content, subscriptions, and maintenance	$2,873,211	$1,945,310	$1,191,257
Licenses	1,270,181	637,539	678,872

Total net revenues	4,143,392	2,582,849	1,870,129
Cost of revenues[1]:
Content, subscriptions, and maintenance	621,636	351,077	220,795
Licenses	45,943	52,138	65,769
Amortization of acquired product rights	314,290	48,894	40,990

Total cost of revenues	981,869	452,109	327,554

Gross profit	3,161,523	2,130,740	1,542,575
Operating expenses:
Sales and marketing	1,486,590	843,724	660,573
Research and development	664,628	332,266	252,284
General and administrative	221,412	115,419	94,645
Amortization of other intangible assets	148,822	5,416	2,954
Stock-based compensation expense[1]	37,962	4,524	—
Acquired in-process research and development	285,100	3,480	3,710
Restructuring	24,918	2,776	907
Integration planning	15,926	3,494	—
Patent settlement	2,200	375	13,917

Total operating expenses	2,887,558	1,311,474	1,028,990
Operating income	273,965	819,266	513,585
Interest and other income, net	106,754	51,185	40,254
Interest expense	(17,996)	(12,323)	(21,164)
Income, net of expense, from sale of technologies and product lines	—	—	9,547

Income before income taxes	362,723	858,128	542,222
Provision for income taxes	205,871	321,969	171,603

Net income	$156,852	$536,159	$370,619

Net income per share — basic	$0.16	$0.81	$0.61

Net income per share — diluted	$0.15	$0.74	$0.54

Shares used to compute net income per share — basic	998,733	660,631	611,970

Shares used to compute net income per share — diluted	1,025,856	738,245	719,110

[1] Stock-based compensation expense is allocated as follows:
Included in Cost of revenues — Content, subscriptions, and maintenance	$439	$—

Sales and marketing	$13,314	$1,298
Research and development	17,497	1,780
General and administrative	7,151	1,446

	$37,962	$4,524

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
				Other
	Common Stock		Capital in	Comprehensive	Deferred		Total
			Excess of	Income	Stock-Based	Retained	Stockholders’
	Shares	Amount	Par Value	(Loss)	Compensation	Earnings	Equity

	(In thousands)
Balances, March 31, 2003	148,785	$1,488	$1,335,028	$30,121	$—	$397,742	$1,764,379
Components of comprehensive income:
Net income	—	—	—	—	—	370,619	370,619
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,420)	—	—	(1,420)
Translation adjustment, net of tax of $13,657	—	—	—	96,783	—	—	96,783

Total comprehensive income							465,982
Issuance of common stock under employee stock benefit plans	10,383	103	189,051	—	—	—	189,154
Stock dividend	154,179	1,542	—	—	—	(1,542)	—
Repurchases of common stock	(1,493)	(15)	(17,305)	—	—	(42,680)	(60,000)
Conversion of convertible debt	—	1	10	—	—	—	11
Income tax benefit from employee stock transactions	—	—	66,682	—	—	—	66,682

Balances, March 31, 2004	311,854	3,119	1,573,466	125,484	—	724,139	2,426,208
Components of comprehensive income:
Net income	—	—	—	—	—	536,159	536,159
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,776)	—	—	(1,776)
Translation adjustment, net of tax of $18,014	—	—	—	68,230	—	—	68,230

Total comprehensive income							602,613
Issuance of common stock under employee stock benefit plans	14,951	149	159,778	—	—	—	159,927
Stock dividend	352,623	3,526	—	—	—	(3,526)	—
Repurchases of common stock	(4,148)	(41)	(49,636)	—	—	(142,239)	(191,916)
Conversion of convertible debt	35,142	352	593,182	—	—	—	593,534
Restricted stock grant	100	—	5,535	—	(5,535)	—	—
Assumed Brightmail stock options, net of forfeitures	—	—	21,298	—	(20,059)	—	1,239
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	4,524	—	4,524
Income tax benefit from employee stock transactions	—	—	109,324	—	—	—	109,324

Balances, March 31, 2005	710,522	7,105	2,412,947	191,938	(21,070)	1,114,533	3,705,453
Components of comprehensive income:
Net income	—	—	—	—	—	156,852	156,852
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(4,264)	—	—	(4,264)
Translation adjustment, net of tax of $16,641	—	—	—	(40,864)	—	—	(40,864)

Total comprehensive income							111,724
Issuance of common stock under employee stock benefit plans	21,010	210	217,248	—	—	—	217,458
Repurchases of common stock	(173,666)	(1,737)	(3,483,200)	—	—	(143,228)	(3,628,165)
Issuance of restricted stock units	—	—	3,388	—	(3,388)	—	—
Stock issued for acquisition of Veritas	483,119	4,831	12,493,505	—	—	—	12,498,336
Fair value of assumed Veritas stock options and restricted stock units	—	—	698,514	—	(63,092)	—	635,422
Amortization of deferred stock-based compensation, net of forfeitures	—	—	—	—	37,712	—	37,712
Reduction of deferred stock-based compensation due to stock option and restricted stock unit cancellations...	(100)	—	(6,243)	—	6,243	—	—
Other stock transactions...	—	—	386	—	—	—	386
Income tax benefit from employee stock transactions	—	—	90,145	—	—	—	90,145

Balances, March 31, 2006	1,040,885	$10,409	$12,426,690	$146,810	$(43,595)	$1,128,157	$13,668,471

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
OPERATING ACTIVITIES:
Net income	$156,852	$536,159	$370,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	191,204	90,838	75,886
Accretion of fair market value adjustment related to convertible subordinated notes	16,200	—	—
Amortization of debt issuance costs	—	1,846	3,165
Amortization of discounts and premiums on investments, net	(30,700)	(22,645)	(7,142)
Amortization and write-off of acquired product rights	314,290	51,979	42,363
Amortization of other intangible assets	148,822	5,416	2,954
Impairment of equity investments	4,273	696	3,047
Stock-based compensation expense	38,401	4,524	—
Write-off of acquired in-process research and development	285,100	3,480	3,710
Deferred income taxes	(202,677)	60,861	27,181
Income tax benefit from employee stock transactions	90,145	109,324	66,682
Other	120	3,748	2,052
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(87,434)	(3,636)	(82,687)
Inventories	(29,828)	(3,621)	(8,303)
Other current assets	(24,791)	(18,106)	(19,840)
Other long-term assets	6,320	(5,817)	(1,591)
Accounts payable	40,168	(960)	(7,846)
Accrued compensation and benefits	(22,229)	19,380	17,836
Deferred revenue	683,226	318,928	345,394
Other accrued expenses	16,174	1,287	16,221
Income taxes payable	(25,997)	55,526	53,602
Other long-term obligations	(30,743)	(1,748)	(698)

Net cash provided by operating activities	1,536,896	1,207,459	902,605

INVESTING ACTIVITIES:
Capital expenditures	(267,217)	(91,536)	(111,210)
Purchased intangible assets	(7,204)	(800)	(61,166)
Proceeds from sales of intangible assets	1,000	—	—
Cash acquired in (payments for) business acquisitions, net	540,604	(424,212)	(286,862)
Purchase of equity investments	(2,694)	(3,600)	(3,972)
Proceeds from sales of equity investments	1,500	—	—
Purchases of available-for-sale securities	(1,729,922)	(3,856,833)	(5,007,549)
Proceeds from sales of available-for-sale securities	5,083,538	3,713,822	4,675,161

Net cash provided by (used for) investing activities	3,619,605	(663,159)	(795,598)

FINANCING ACTIVITIES:
Repurchases of common stock	(3,628,165)	(191,916)	(60,000)
Net proceeds from sale of common stock	209,563	159,926	189,154
Repayment of line of credit	(491,462)	—	—

Net cash (used for) provided by financing activities	(3,910,064)	(31,990)	129,154

Effect of exchange rate fluctuations on cash and cash equivalents	(22,248)	18,261	30,095

Increase in cash and cash equivalents	1,224,189	530,571	266,256
Beginning cash and cash equivalents	1,091,433	560,862	294,606

Ending cash and cash equivalents	$2,315,622	$1,091,433	$560,862

Supplemental schedule of non-cash transactions:
Issuance of common stock, stock options, and restricted stock units for business acquisitions	$13,196,850	$22,578	$—
Supplemental cash flow disclosures:
Income taxes paid (net of refunds) during the year	$339,081	$$97,151	$34,955
Interest expense paid during the year	$1,748	$18,000	$18,000
The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
Summary of Significant Accounting Policies
Business
      Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) is the world leader in providing a wide range of solutions to help individuals and enterprises assure the security, availability, and integrity of their information technology, or IT, infrastructure as well as the information itself. With innovative technology solutions and services, we help individuals and enterprises protect and manage their digital assets. We provide a wide range of solutions including enterprise and consumer security, data protection, application and infrastructure management, security management, storage and server management, and response and managed security services. Founded in 1982, we have operations in 40 countries worldwide.
Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Reclassifications
      Certain previously reported amounts have been reclassified to conform to the current presentation. In particular, we have reclassified certain amounts related to auction-rate securities for the fiscal year ended March 31, 2004 from cash equivalents to short-term investments to comply with Statement of Financial Accounting Standards, or SFAS, No. 95, Statement of Cash Flows. As a result, our Consolidated Statement of Cash Flows for the year ended March 31, 2004 reflects an increase of $278 million in Net cash used for investing activities and corresponding decreases in Increase in cash and cash equivalents and Ending cash and cash equivalents when compared to amounts previously reported in our Form 10-K for the year ended March 31, 2004.
Acquisitions and Divestitures
      On July 2, 2005, we completed our acquisition of Veritas Software Corporation, or Veritas, a leading provider of software and services to enable storage and backup. The results of operations of Veritas have been included in our results of operations beginning on July 2, 2005. For pro forma results of operations of Symantec and Veritas, see Note 3. In addition, in fiscal 2006, we acquired five privately-held companies and one public company. In fiscal 2005, we acquired five privately-held companies and in fiscal 2004, we acquired two privately-held companies and two public companies. Each of these acquisitions was accounted for as a purchase and, accordingly, each acquired company’s operating results has been included in our consolidated financial statements since its respective date of acquisition.
Fiscal years
      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended March 31, 2006, 2005, and 2004 reflect amounts as of and for the periods ended March 31, 2006, April 1, 2005, and April 2, 2004, respectively. The fiscal accounting years ended March 31, 2006 and April 1, 2005 are each comprised of 52 weeks of operations, while the fiscal accounting year ended April 2, 2004 is comprised of 53 weeks of operations. The fiscal accounting year ending March 30, 2007 will comprise 52 weeks of operations.
      Symantec share and per share amounts in the Consolidated Statements of Income and the Notes to Consolidated Financial Statements retroactively reflect the two-for-one stock splits effected as stock dividends, which occurred on November 30, 2004 and November 19, 2003.
Use of Estimates
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation
      The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are included as a component of Stockholders’ equity in Accumulated other comprehensive income. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included Interest and other income, net in the Consolidated Statements of Income. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.
Revenue Recognition
      We market and distribute our software products both as stand-alone software products and as integrated product suites. We recognize revenue when the following conditions have been met:

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
      Content, subscriptions, and maintenance revenue also includes professional services revenue, which consists primarily of the fees we earn related to consulting and educational services. We generally recognize revenue from professional services as the services are performed or upon written acceptance from customers, if applicable, assuming all other conditions for revenue recognition noted above have been met.
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

Indirect channel sales
      For our Consumer Products segment, we sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. As a result of increases in future subscription pricing for the 2006 versions of our consumer products that include content updates, we recognize revenue for these products ratably over the term of the subscription upon sell-through to end users. For most other consumer products, we recognize package product revenue on distributor and reseller channel inventory that is not in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for product returns as an offset to revenue. We fully reserve for obsolete products in the distribution channel as an offset to revenue.
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
      We offer channel and end-user rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue. For 2006 consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription.
Cash Equivalents and Short-Term Investments
      We classify our cash equivalents and short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. We classify our short-term investments as available-for-sale, and short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Interest and other income, net in the Consolidated Statements of Income. We use the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.
Trade Accounts Receivable
      Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as operating expenses. We review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. We also offset deferred revenue against accounts receivable when channel inventories are in excess of specified levels and for transactions where collection of a receivable is not considered probable.
Equity Investments
      We have equity investments in privately held companies for business and strategic purposes. These investments are included in Other long-term assets in the Consolidated Balance Sheets and are accounted for under the cost method as we do not have significant influence over these investees. Under the cost method, the investment is recorded at its initial cost and is periodically evaluated for impairment. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in Interest and other income, net in the Consolidated Statements of Income. In fiscal 2006, 2005, and 2004, we recognized impairment losses on our equity investments of $4 million, $1 million, and $3 million, respectively.
      Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No., or FIN, 46R, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, and any impairment issues. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investments are not subject to consolidation under FIN 46R as we do not have significant influence over these investees and we do not receive a majority of the returns.
Derivative Financial Instruments
      We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions denominated in foreign currencies. We do not utilize derivative instruments for trading or speculative purposes. Gains and losses on the contracts are included in Interest and other income, net in the Consolidated Statements of Income in the period that gains and losses on the underlying maturing forward transactions are recognized. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. Changes in the fair value of forward foreign exchange contracts are included in earnings. As of March 31, 2006, the notional amount of our forward exchange contracts was $674 million, which approximates fair value due to their short time to maturity. All of our forward exchange contracts mature in 35 days or less. We do not hedge our foreign currency translation risk.
Inventories
      Inventories are valued at the lower of cost or market. Cost is principally determined using currently adjusted standards, which approximate actual cost on a first-in, first-out basis. Inventory consists of raw materials and finished goods as well as deferred costs of revenue. Deferred costs of revenue were $41 million at March 31, 2006 and $14 million at March 31, 2005, of which $29 million and zero, respectively, are related to 2006 consumer products that include content updates and will be recognized ratably over the term of the subscription.
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
Capitalized Software Development Costs
      Costs incurred in connection with the development of software products are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. Our software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no software development costs have been capitalized in fiscal 2006, 2005, and 2004.
Acquired Product Rights
      Acquired product rights are comprised of purchased product rights, technologies, databases and revenue-related order backlog, and contracts from acquired companies. Acquired product rights are stated at cost less accumulated amortization. Amortization of acquired product rights is provided on a straight-line basis over the estimated useful lives of the respective assets, generally one to eight years, and is included in Cost of revenues in the Consolidated Statements of Income.
Goodwill and Other Intangible Assets
      We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually, or more frequently if events and circumstances warrant. We evaluate goodwill for impairment by comparing the fair value of each of our reporting units, which are the same as our operating segments, to its carrying value, including the goodwill allocated to that reporting unit. To determine the reporting units’ fair values in the current year evaluation, we used the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Long-Lived Assets
      We account for long-lived assets in accordance with SFAS No. 144, which requires that long-lived and intangible assets, including Property and equipment, net, Acquired product rights, net, and Other intangible assets, net be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We would recognize an impairment loss when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Assets to be disposed of would be separately presented in the Consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.
Income Taxes
      We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards in each jurisdiction in which we operate. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.
Net Income Per Share
      Basic and diluted net income per share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method, the dilutive impact of restricted stock and restricted stock units using the treasury stock method, and conversion of debt, if dilutive in the period. Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.
Stock-Based Compensation
      We account for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we apply applicable provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. As discussed in Note 3, in connection with the acquisition of Veritas, we assumed outstanding options to purchase shares of Veritas common stock and converted them into options to purchase 66 million shares of Symantec common stock.
      Pro forma information regarding net income and net income per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our employee stock options, including shares issued under the Employee Stock Purchase Plan, or ESPP, granted subsequent to March 31, 1995, under the fair value method of that statement. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three years ended March 31, 2006, 2005, and 2004:

	Year Ended March 31,

	2006		2005	2004

	(In thousands, except per share data)
Net income, as reported	$156,852		$536,159	$370,619
Add: Employee stock-based compensation expense included in reported net income, net of tax	26,996		3,087	—
Less: Stock-based employee compensation expense determined using the fair value method for all awards, net of tax	(239,071	) [1]	(116,957)	(97,711)

Pro forma net income (loss)	$(55,223)		$422,289	$272,908

Basic net income (loss) per share:
As reported	$0.16		$0.81	$0.61

Pro forma	$(0.06)		$0.64	$0.45

Diluted net income (loss) per share:
As reported	$0.15		$0.74	$0.54

Pro forma	$(0.06)		$0.59	$0.41

[1]	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005. Also includes a charge resulting from the acceleration of certain stock options with exercise prices equal to or greater than $27 per share outstanding on March 30, 2006.
      In light of new accounting guidance under SFAS No. 123R, Share-Based Payment, which addresses option valuation for employee awards, we have reevaluated our assumptions used in estimating the fair value of employee options granted beginning in the December 2005 quarter. Based on this assessment, management has determined that historical volatility adjusted for the effect of implied volatility is a better indicator of expected volatility than historical volatility alone. Also, beginning with the December 2005 quarter, we decreased our estimate of the expected life of new options granted to our employees from five years to three years. The reduction in the estimated expected life was a result of an analysis of our historical experience and a decrease in the contractual term of the options from ten to seven years. As a result of the change from solely historical volatility to historical volatility adjusted to reflect the effect of implied volatility and the reduction of the expected life, the pro forma expense will be reduced by an aggregate of approximately $32 million over the four-year average vesting period beginning with options granted in the quarter ended December 31, 2005.
      For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each stock option granted under the stock option plans or assumed in a business combination is estimated on the date of grant or assumption using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee			Employee Stock
	Stock Options			Purchase Plans

	2006	2005	2004	2006	2005	2004

Expected life (years)	3	5	5	0.5	1.25	1.25
Expected volatility	0.45	0.64	0.69	0.33	0.36	0.46
Risk free interest rate	3.55%	3.71%	3.00%	4.26%	2.33%	1.00%
      The weighted average estimated fair value of employee stock options granted in fiscal 2006, 2005, and 2004 was $7.81, $15.46, and $8.73 per share, respectively. The weighted average estimated fair value of employee stock purchase rights granted under the ESPP in fiscal 2006, 2005, and 2004 was $3.16, $8.19, and $4.36, respectively.
      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense using the straight-line method over the options’ vesting period for employee stock options and over the six-month purchase period for stock purchases under the ESPP.
      On March 30, 2006, we accelerated the vesting of certain stock options with exercise prices equal to or greater than $27.00 per share that were outstanding on that date. We did not accelerate the vesting of any stock options held by our executive officers or directors. The vesting of options to purchase approximately 6.7 million shares of common stock, or approximately 14% of our outstanding unvested options, was accelerated. The weighted average exercise price of the stock options for which vesting was accelerated was $28.73. We accelerated the vesting of the options to reduce future stock-based compensation expense that we would otherwise be required to recognize in our results of operations after adoption of SFAS No. 123R. We adopted SFAS No. 123R on April 1, 2006, which is the beginning of our 2007 fiscal year. Because of system constraints, it is not practicable for us to estimate the amount by which the acceleration of vesting will reduce our future stock-based compensation expense. The acceleration of the vesting of these options did not result in a charge to expense in fiscal 2006.
Concentrations of Credit Risk
      A significant portion of our revenues and net income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.
      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade accounts receivable, and forward foreign exchange contracts. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in the Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations.
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
Accumulated Other Comprehensive Income
      We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities, net of tax, and foreign currency translation adjustments, net of tax. Unrealized gains and losses on our available-for-sale securities were $6 million in fiscal 2006 and insignificant in fiscal 2005 and 2004. Comprehensive income is presented in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income.
Newly Adopted and Recently Issued Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.
      In June 2005, the FASB issued FASB Staff Position, or FSP, FAS 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or the EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations. The effects will depend on the respective laws adopted by the EU member countries.
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
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for annual periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the first quarter of fiscal 2007. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the Consolidated Statements of Income based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. See Stock-Based Compensation above for information related to the pro forma effects on our reported net income and net income per share when applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based employee compensation. On April 1, 2006, we adopted SFAS No. 123R using the modified prospective method. We expect the adoption of SFAS No. 123R to have a material impact on our consolidated financial position and results of operations.
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
      In December 2004, the FASB issued FSP FAS 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act introduces a special tax deduction on qualified production activities. FSP FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109. FSP FAS 109-1 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements

Note 1.	Consolidated Balance Sheet Information

	March 31,

	2006	2005

	(In thousands)
Trade accounts receivable, net:
Receivables	$679,731	$289,993
Less: allowance for doubtful accounts	(8,794)	(4,668)

	$670,937	$285,325

Property and equipment, net:
Computer hardware and software	$654,946	$419,127
Office furniture and equipment	149,591	82,310
Buildings	434,548	156,472
Leasehold improvements	190,385	100,881

	1,429,470	758,790
Less: accumulated depreciation and amortization	(612,072)	(433,265)

	817,398	325,525
Land	128,819	57,164

	$946,217	$382,689

Note 2.	Sales and Marketing Expense Information

Technical Support Costs
      Technical support costs relate to the cost of providing free support and are accrued at the time of product sale. Technical support costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2006, 2005, and 2004 were $24 million, $21 million, and $20 million, respectively.

Advertising Costs
      Advertising costs are charged to operations as incurred. Advertising costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2006, 2005, and 2004 were $253 million, $172 million, and $128 million, respectively.

Note 3.	Acquisitions

Fiscal 2006 acquisitions

Acquisition of Veritas Software Corporation
      On July 2, 2005, we completed our acquisition of Veritas, a leading provider of software and services to enable storage and backup, whereby Veritas became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method of accounting. The total purchase price of $13.2 billion includes Symantec common stock valued at $12.5 billion, assumed stock options and restricted stock units, or RSUs, with a fair value of $699 million, and acquisition-related expenses of $39 million. The combined company offers customers a broad portfolio of leading software and solutions across all tiers of the infrastructure. In addition, we believe that bringing together the market leading capabilities of Symantec and Veritas improves our ability to continuously optimize performance and help companies recover from disruptions when they occur.
      As a result of the acquisition, we issued approximately 483 million shares of Symantec common stock, net of treasury stock retained, based on an exchange ratio of 1.1242 shares of Symantec common stock for each outstanding share of Veritas common stock as of July 2, 2005. The common stock issued had a fair value

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
of $12.5 billion and was valued using the average closing price of our common stock of $25.87 over a range of trading days (December 14, 2004 through December 20, 2004, inclusive) around the announcement date (December 16, 2004) of the transaction.
      Under the terms of the agreement, we also assumed each outstanding option to purchase Veritas common stock with an exercise price equal to or less than $49.00 as well as each additional option required to be assumed by applicable law. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio. All other options to purchase shares of Veritas common stock not exercised prior to the acquisition were cancelled immediately prior to the acquisition and were not converted or assumed by Symantec. In total, we assumed and converted Veritas options into options to purchase 66 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Veritas RSUs into approximately 425,000 Symantec RSUs, based on the exchange ratio.
      Acquisition-related costs of $39 million consist of $32 million for accounting, legal, and other professional fees and $7 million of restructuring costs for severance, associated benefits, outplacement services, and excess facilities. As of March 31, 2006, substantially all costs for accounting, legal, and other professional fees have been paid. Total cash expenditures as of March 31, 2006 for restructuring costs for severance, associated benefits, outplacement services, and excess facilities were approximately $4 million. Acquisition-related costs are included in Other accrued expenses in the Consolidated Balance Sheets.
      The total purchase price of the acquisition is as follows (in thousands):

Value of Symantec stock issued	$12,498,336
Estimated fair value of options assumed and RSUs exchanged	698,514
Acquisition related expenses	38,791

Total purchase price	$13,235,641

      The acquisition was structured to qualify as a tax-free reorganization and we have accounted for the acquisition using the purchase method of accounting. The results of operations of Veritas have been included in the Consolidated Statements of Income beginning on July 2, 2005 and had a significant impact on our revenues, cost of revenues, and operating expenses.
      The Veritas business is included in our Data Protection, Storage and Server Management, and Services segments.
Purchase price allocation
      In accordance with SFAS No. 141, Business Combinations, the total purchase price was allocated to Veritas’ net tangible and intangible assets based on their estimated fair values as of July 2, 2005. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
estimates and assumptions provided by management. The following represents the allocation of the purchase price to the acquired net assets of Veritas and the associated estimated useful lives:

		Estimated
	Amount	Useful Life

	(In thousands)
Net tangible assets	$2,300,199	n/a
Identifiable intangible assets:
Acquired product rights	1,301,600	4 to 5 years[1]
Customer contracts and relationships	1,419,400	8 years
Trade name	96,800	10 years
Goodwill	8,597,768	n/a
In-process research and development	284,000	n/a
Deferred stock-based compensation	63,092	2.8 years[2]
Deferred tax liability	(827,218)	n/a

Total purchase price	$13,235,641

[1]	The Veritas backlog included in Acquired product rights was charged to Cost of revenues in the September 2005 quarter.

[2]	Estimated weighted-average remaining vesting period.
      The purchase price allocation may be adjusted in future periods pending resolution of the Veritas pre-acquisition income tax matters discussed in Note 13.
Net tangible assets
      Veritas’ tangible assets and liabilities as of July 2, 2005 were reviewed and adjusted to their fair value as necessary, including a write down in the amount of $113 million relating to land owned in various locations. Net tangible assets include net deferred tax assets of $223 million and income taxes payable of $269 million.
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
Identifiable intangible assets
      Acquired product rights include developed and core technology, patents, and backlog. Developed technology relates to Veritas’ products across all of their product lines that have reached technological feasibility. Core technology and patents represent a combination of Veritas processes, patents, and trade secrets developed through years of experience in design and development of their products. Backlog relates to firm customer orders that generally are scheduled for delivery within the next quarter, as well as OEM revenues that are reported in the next quarter. We amortized the fair value of the backlog to Cost of revenues in the September 2005 quarter. We are amortizing the fair values of all other Acquired product rights to Cost of revenues on a straight-line basis over their estimated lives of four to five years.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Customer contracts and relationships represent existing contracts that relate primarily to underlying customer relationships. We are amortizing the fair values of these assets to Operating expenses in the Consolidated Statements of Income on a straight-line basis over an average estimated life of eight years.
      Trade names relate to the Veritas product names that will continue in use. We are amortizing the fair values of these assets to Operating expenses in the Consolidated Statements of Income on a straight-line basis over an estimated life of ten years.
Goodwill
      Approximately $8.6 billion of the purchase price has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to expand and better serve the addressable market and achieve greater long-term growth opportunities than either company had operating alone. Management believes that the combined company will be better positioned to deliver security and availability solutions across all platforms, from the desktop to the data center, to customers ranging from consumers and small businesses to large organizations and service providers. Goodwill recorded as a result of this acquisition is not deductible for tax purposes.
      In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we would incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.
In-process research and development (IPR&D)
      We wrote off acquired IPR&D totaling $284 million in connection with our acquisition of Veritas. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, Veritas was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0, and various other projects. At the time of the acquisition, it was estimated that these IPR&D efforts would be completed over the following 12 to 18 months at an estimated total cost of $120 million. As of March 31, 2006, the development efforts were continuing on schedule and within expected costs.
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Deferred stock-based compensation
      We assumed Veritas’ stock options and RSUs, and converted them into stock options to purchase 66 million shares of Symantec common stock and 425,000 Symantec RSUs. The fair value of the assumed stock options was $688 million using the Black-Scholes valuation model with the following weighted average assumptions: volatility of 36%, risk-free interest rate of 3.4%, expected life of 3.5 years, and dividend yield of zero. The fair value of the RSUs was $11 million based on the fair value of the underlying shares on the announcement date. The intrinsic value of the unvested options and RSUs was valued at $63 million and was recorded in Deferred stock-based compensation within Stockholders’ equity in the Consolidated Balance Sheets in the September 2005 quarter. The difference between the fair value and the intrinsic value of the unvested portion of the options and RSUs was $636 million and was included in the purchase price consideration.
      The deferred stock-based compensation is being amortized to operating expense over the remaining vesting periods of the underlying options or RSUs on a straight-line basis. During the period from the acquisition date through March 31, 2006, certain unvested options and RSUs were cancelled as a result of employee terminations, and deferred stock-based compensation was reduced by $6 million. We recorded amortization of deferred stock-based compensation from the Veritas transaction of $27 million in fiscal 2006.
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
Short-term loan
      In connection with the acquisition of Veritas, we assumed a short-term loan with a principal amount of EURO 411 million. We paid the entire balance of the short-term loan on July 7, 2005.
Pro forma results
      The following table presents pro forma results of operations of Symantec and Veritas, as though the companies had been combined as of the beginning of the earliest period presented. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place on April 1, 2004 or of results that may occur in the future. Pro forma net income includes amortization of intangible assets related to the acquisition of $119 million per quarter and amortization of deferred stock-based compensation of $6 million per quarter. Pro forma net income also includes amortization of backlog of $46 million for fiscal 2005. We excluded the effect of the purchase accounting adjustment to

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
reduce the carrying value of deferred revenue and the write-off of acquired IPR&D of $284 million for all periods presented. The unaudited pro forma information is as follows:

	Year Ended March 31,

	2006(a)	2005(b)

	(In thousands, except
	per share data)
Net revenues	$4,702,650	$4,624,723
Net income	$464,172	$563,151
Basic net income per share	$0.42	$0.49
Diluted net income per share	$0.40	$0.46

(a)	The results of operations include our results for the year ended March 31, 2006, including Veritas beginning from July 2, 2005, and Veritas’ historical results for the three months ended March 31, 2005, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.

(b)	The results of operations include our results for the year ended March 31, 2005 and Veritas’ historical results for the year ended December 31, 2004, including amortization related to fair value adjustments based on the fair values of assets acquired and liabilities assumed as of the acquisition date of July 2, 2005.

Other fiscal 2006 acquisitions
      During fiscal 2006, in addition to Veritas, we completed acquisitions of five privately-held companies and one public company for an aggregate of $627 million in cash, including acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs of approximately $18 million, of which approximately $7 million remains as an accrual as of March 31, 2006. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. XtreamLok Pty. Ltd and substantially all of WholeSecurity, Inc. are included in our Consumer Products segment, Sygate Technologies, Inc., the remainder of WholeSecurity, BindView Development Corporation, and IMlogic, Inc. are included in our Enterprise Security segment, and Relicore, Inc. is included in our Storage Management segment. Details of the purchase price allocations related to these other fiscal 2006 acquisitions are included in the table below. The financial results of these other fiscal 2006 acquisitions were considered insignificant for pro forma financial disclosure, both individually and in the aggregate.

			Sygate
	XtreamLok	WholeSecurity	Technologies	BindView	IMlogic	Relicore	Total

	(In thousands)
Acquisition date	May 16, 2005	Oct 4, 2005	Oct 7, 2005	Jan 6, 2006	Feb 13, 2006	Feb 17, 2006
Net tangible assets (liabilities)	$(59)	$632	$10,764	$37,691	$8,019	$(987)	$56,060
Acquired product rights	4,000	11,600	23,712	38,100	10,300	9,600	97,312
Other intangible assets	—	200	2,496	27,200	10,100	2,800	42,796
IPR&D	—	—	—	1,100	—	—	1,100
Goodwill	15,132	50,111	130,184	93,078	61,512	31,748	381,765
Deferred tax asset (liability), net	(1,200)	5,727	9,815	23,547	769	8,910	47,568

Total purchase price	$17,873	$68,270	$176,971	$220,716	$90,700	$52,071	$626,601

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      These allocations are preliminary pending the finalization of various estimates and the analysis of income taxes. The amounts allocated to Acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their useful lives of four to five years. The amounts allocated to Other intangible assets are being amortized to Operating expenses in the Consolidated Statements of Income over their useful lives of one to eight years. The IPR&D was written off on the acquisition date.

Fiscal 2005 Acquisitions
      During fiscal 2005, we acquired five privately-held companies for a total purchase price of $461 million, including acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs. The purchase price consisted of $439 million in cash and assumed stock options valued at $22 million. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations from the dates of acquisition. Brightmail Incorporated, TurnTide, Inc., and Platform Logic, Inc. are included in our Enterprise Security segment and @stake, Inc. and LIRIC Associates are included in our Services segment. Details of the purchase price allocations related to our fiscal 2005 acquisitions are included in the table below. Our fiscal 2005 acquisitions were considered insignificant for pro forma financial disclosure, both individually and in the aggregate.

					Platform
	Brightmail	TurnTide	@stake	LIRIC	Logic	Total

	(In thousands)
Acquisition date	June 21, 2004	July 7, 2004	Oct 7, 2004	Oct 11, 2004	Dec 9, 2004
Net tangible assets (liabilities)	$23,999	$(305)	$4,201	$617	$(221)	$28,291
Acquired product rights	40,020	4,200	9,200	540	3,900	57,860
Other intangible assets	8,439	60	11,100	6,475	50	26,124
IPR&D	3,480	—	—	—	—	3,480
Goodwill	226,959	25,933	21,082	9,300	27,206	310,480
Deferred tax asset (liability), net	14,805	(1,704)	3,454	(2,105)	(599)	13,851
Deferred stock-based compensation	21,339	—	—	—	—	21,339

Total purchase price	$339,041	$28,184	$49,037	$14,827	$30,336	$461,425

      The amounts allocated to Acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their estimated lives of one to five years. The amounts allocated to Other intangible assets are being amortized to Operating expenses in the Consolidated Statements of Income over their estimated lives of one to eight years. The Deferred stock-based compensation is being amortized to Operating expenses over the remaining service periods of one to four years. The IPR&D was written off on the acquisition date.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Fiscal 2004 Acquisitions
      During fiscal 2004, we acquired two public and two privately-held companies for a total of $311 million in cash, including acquisition-related expenses resulting from financial advisory, legal, and accounting services, duplicate sites, and severance costs. An insignificant amount of acquisition-related expenses remains as an accrual as of March 31, 2006. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations from the dates of acquisition. ON Technology Corp. and PowerQuest, Inc. are included in our Storage and Server Management segment, and SafeWeb, Inc. and Nexland, Inc. are included in our Enterprise Security segment. Details of the purchase price allocations related to our fiscal 2004 acquisitions are included in the table below. Our fiscal 2004 acquisitions were considered insignificant for pro forma financial disclosure, both individually and in the aggregate.

	Nexland	SafeWeb	PowerQuest	ON Technology	Total

	(In thousands)
Acquisition date	July 17, 2003	Oct 15, 2003	Dec 5, 2003	Feb 13, 2004
Net tangible assets (liabilities)	$(2,507)	$366	$16,125	$14,420	$28,404
Acquired product rights	1,000	1,000	19,600	7,410	29,010
Other intangible assets	60	—	2,400	5,660	8,120
IPR&D	1,000	—	1,600	1,110	3,710
Goodwill	20,791	21,603	114,352	70,463	227,209
Deferred tax asset, net	547	3,600	270	10,293	14,710

Total purchase price	$20,891	$26,569	$154,347	$109,356	$311,163

      The amounts allocated to Acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their estimated lives of four to five years. The amounts allocated to Other intangible assets are being amortized to Operating expenses in the Consolidated Statements of Income over their estimated lives of two to seven years. The IPR&D was written off on the acquisition date.

Note 4.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill
      In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

		Storage &
	Enterprise	Server	Data		Consumer
	Security	Management	Protection	Services	Products	Total

	(In thousands)
Balance as of March 31, 2005	$1,017,622	$193,192	$—	$149,183	$5,216	$1,365,213
Goodwill acquired through the Veritas acquisition	—	3,439,107	4,986,706	171,955	—	8,597,768
Goodwill acquired through other acquisitions	287,280	31,748	—	—	62,737	381,765
Operating segment reclassification(a)	116,543	—	—	(116,543)	—	—
Goodwill adjustments(b)	(10,584)	405	—	(3,522)	—	(13,701)

Balance as of March 31, 2006	$1,410,861	$3,664,452	$4,986,706	$201,073	$67,953	$10,331,045

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(a)	During the June 2005 quarter, we reclassified our operating segments as described in Note 15, tested our goodwill for impairment under the new segment structure, and determined that there was no impairment of goodwill.

(b)	During fiscal 2006, we adjusted the goodwill related to several prior acquisitions for individually insignificant amounts based on final income tax returns and continued post-closing review.
      Goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist. We completed our annual goodwill impairment test required by SFAS No. 142 during the March 2006 quarter and determined that there was no impairment of goodwill.

Acquired product rights, net
      Acquired product rights subject to amortization are as follows:

	March 31, 2006

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$1,597,567	$(420,887)	$1,176,680
Patents	78,713	(18,416)	60,297
Backlog and other	60,661	(59,127)	1,534

	$1,736,941	$(498,430)	$1,238,511

	March 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$243,958	$(167,061)	$76,897
Patents	53,559	(11,030)	42,529
Backlog and other	14,761	(6,568)	8,193

	$312,278	$(184,659)	$127,619

      In addition to the business combinations discussed in Note 3, we acquired Acquired product rights in the following transactions:
      On October 7, 2005, in connection with the acquisition of Sygate, we obtained certain acquired product rights related to patent licenses held by Sygate valued at approximately $18 million. The Acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their estimated life of twelve years.
      On May 12, 2005, we resolved patent litigation matters with Altiris, Inc. by entering into a cross-licensing agreement that resolved all legal claims between the companies. As part of the settlement, we paid Altiris $10 million for use of the disputed technology. Under the transaction, we expensed $2 million of patent settlement costs in the June 2005 quarter that was related to benefits received by us in and prior to the June 2005 quarter. The remaining $8 million was recorded as Acquired product rights and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the primary patent, which expires in May 2017.
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      On April 17, 2003, we purchased acquired product rights related to Roxio Inc.’s GoBack computer recovery software business for $13 million in cash. The acquired product rights are being amortized to Cost of revenues in the Consolidated Statements of Income over their estimated life of three years.
      In fiscal 2006, 2005, and 2004, amortization expense for acquired product rights was $314 million, $49 million, and $41 million, respectively. Amortization of acquired product rights was included in Cost of revenues in the Consolidated Statements of Income. The weighted average remaining estimated lives of acquired product rights are approximately four years for developed technology, approximately seven years for patents, and less than one year for backlog and other. The weighted average remaining estimated life of acquired product rights in total is approximately four years. Annual amortization of acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of March 31, 2006:

2007	$343 million
2008	$335 million
2009	$329 million
2010	$176 million
2011	$41 million
Thereafter	$15 million

Other intangible assets, net
      Other intangible assets subject to amortization are as follows:

	March 31, 2006

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Customer base	$1,493,982	$(147,168)	$1,346,814
Trade name	107,202	(15,426)	91,776
Marketing-related assets	2,100	(1,925)	175
Partnership agreements	2,300	(192)	2,108

	$1,605,584	$(164,711)	$1,440,873

	March 31, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Customer base	$36,898	$(7,543)	$29,355
Trade name	7,606	(6,922)	684
Marketing-related assets	2,100	(1,400)	700

	$46,604	$(15,865)	$30,739

      In fiscal 2006, 2005, and 2004, amortization expense for other intangible assets was $149 million, $5 million, and $3 million, respectively. Amortization of other intangible assets was included in Operating expenses in the Consolidated Statements of Income. The weighted average remaining estimated lives for other intangible assets are approximately seven years for customer base, approximately nine years for trade name, less than one year for marketing-related assets, and approximately two years for partnership agreements. The weighted average remaining estimated life of other intangible assets in total is approximately seven years.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Annual amortization of other intangible assets, based upon our existing intangible assets and their current estimated lives, is estimated to be the following as of March 31, 2006:

2007	$201 million
2008	$199 million
2009	$197 million
2010	$196 million
2011	$195 million
Thereafter	$453 million

Note 5.	Investments

Cash, cash equivalents, and short-term investments
      Cash, cash equivalents, and short-term investments are as follows:

	March 31, 2006

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$558,361	$—	$—	$558,361
Money market funds	736,174	—	—	736,174
Commercial paper	632,447	—	—	632,447
Corporate debt securities	16,261	—	—	16,261
Bank debt securities and deposits	67,108	—	—	67,108
Government and government-sponsored debt securities	305,271	—	—	305,271

Total cash and cash equivalents	$2,315,622	$—	$—	$2,315,622

Short-term investments:
Asset-backed debt securities	$96,397	$14	$(451)	$95,960
Corporate debt securities	221,423	—	(2,449)	218,974
Government and government-sponsored debt securities	214,703	—	(2,973)	211,730
Other investments	23,516	—	—	23,516

Total short-term investments	$556,039	$14	$(5,873)	$550,180

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	March 31, 2005

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(In thousands)
Cash and cash equivalents:
Cash	$243,305	$—	$—	$243,305
Money market funds	337,056	—	—	337,056
Commercial paper	319,094	—	—	319,094
Bank debt securities and deposits	31,186	—	—	31,186
Government and government-sponsored debt securities	160,792	—	—	160,792

Total cash and cash equivalents	$1,091,433	$—	$—	$1,091,433

Short-term investments:
Corporate debt securities	$1,517,688	$88	$(1,563)	$1,516,213
Government and government-sponsored debt securities	592,112	—	(634)	591,478
Other investments	7,463	—	—	7,463

Total short-term investments	$2,117,263	$88	$(2,197)	$2,115,154

      As of March 31, 2006, the unrealized losses in the above table relate to short-term investment securities for which the fair value is less than the cost basis. In all cases, this condition has existed for less than one year. We expect to receive the full principal and interest on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The changes in the values in the above securities are considered to be temporary in nature and, accordingly, we do not believe that the values of these securities are impaired as of March 31, 2006. Unrealized gains and losses on available-for-sale securities are reported as a component of Stockholders’ equity in the Consolidated Balance Sheets.
      The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 31, 2006 is as follows:

(In thousands)
Due in one year or less	$2,068,891
Due after one year and through 5 years	238,550

$2,307,441

Equity investments in privately held companies
      As of March 31, 2006 and 2005, we held equity investments with a carrying value of $11 million, in several privately-held companies. These investments are recorded at cost as we do not have significant influence over the investees and are included in Other long-term assets in the Consolidated Balance Sheets. In fiscal 2006, 2005 and 2004, we recognized declines in value of these investments that were determined to be other-than-temporary of $4 million, $1 million, and $3 million, respectively. The other-than-temporary declines in fair value were recorded as Interest and other income, net in the Consolidated Statements of Income.

Note 6.	Convertible Subordinated Notes
      In connection with the acquisition of Veritas, we assumed the Veritas 0.25% convertible subordinated notes. In August 2003, Veritas issued $520 million of 0.25% convertible subordinated notes due August 1,

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      Standard & Poor’s withdrew its corporate credit rating for Veritas on July 6, 2005 and, as a result, the 0.25% Notes are currently convertible into shares of Symantec common stock at the option of the holder. If any holder elected to convert, Symantec would pay the holder the cash value of the applicable number of shares of Symantec common stock ($16.83 per share at March 31, 2006), up to the principal amount of the note in accordance with the terms of a supplemental indenture dated as of October 25, 2004. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at Symantec’s option. As of the acquisition of Veritas, the fair value of the 0.25% Notes was $496 million. We will accrete the value of the 0.25% Notes to their face value by August 1, 2006, the first date that holders may require us to repurchase the 0.25% Notes. The book value of the 0.25% Notes was $513 million as of March 31, 2006.
      On October 24, 2001, we completed a private offering of $600 million 3% convertible subordinated notes due November 1, 2006, the net proceeds of which were $585 million. The notes were convertible into shares of our common stock by the holders at any time before maturity at a conversion price of $8.54 per share, subject to certain adjustments. We had the right to redeem the remaining notes on or after November 5, 2004, at a redemption price of 100.75% of stated principal during the period November 5, 2004 through October 31, 2005. Interest was paid semi-annually and we commenced making these payments on May 1, 2002. Debt issuance costs of $16 million related to the notes were being amortized on a straight-line basis through November 1, 2006. We had reserved 70.3 million shares of common stock for issuance upon conversion of the notes. On July 20, 2004, our Board of Directors approved the redemption of all of the outstanding convertible subordinated notes. As of November 4, 2004 (the day prior to the redemption date), substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock. The remainder was redeemed for cash. Unamortized debt issuance costs of $6 million relative to the converted notes were charged to Capital in excess of par value in the Consolidated Balance Sheets during fiscal 2005.

Note 7.	Commitments

Leases
      We lease certain of our facilities and equipment under operating leases that expire at various dates through 2026. We currently sublease some space under various operating leases that will expire on various dates through 2012.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The future fiscal year minimum operating lease commitments and existing sublease information were as follows as of March 31, 2006:

	Lease	Sublease	Net Lease
	Commitment	Income	Commitment

	(In thousands)
2007	$91,339	$(10,218)	$81,121
2008	68,609	(4,558)	64,051
2009	48,491	(3,196)	45,295
2010	38,791	(2,803)	35,988
2011	27,543	(2,270)	25,273
Thereafter	111,348	(3,108)	108,240

	$386,121	$(26,153)	$359,968

      The net lease commitment amount includes $22 million related to facilities that are included in our restructuring reserve. For more information, see Note 12.
      Rent expense charged to operations totaled $70 million, $35 million, and $27 million in fiscal 2006, 2005, and 2004, respectively.

Development agreements
      In the June 2005 quarter, we entered into agreements in connection with the construction of or refurbishments to buildings in Springfield, Oregon and Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. The remaining commitment is $147 million as of March 31, 2006 which mainly relates to the construction of the Culver City, California facility.

Royalties
      We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of March 31, 2006 all such obligations are immaterial.

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
Note 8.     Stock Transactions

Stock repurchases
      We have operated a stock repurchase program since 2001. On March 28, 2005, the Board of Directors increased the dollar amount of authorized stock repurchases by $3 billion, which became effective upon completion of the Veritas acquisition on July 2, 2005. We commenced repurchases under the $3 billion authorization on August 2, 2005 and as of December 31, 2005 all authorized repurchases, including $474 million from prior authorizations, were completed.
      On January 31, 2006, the Board, through one of its committees, authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date. In connection with this stock repurchase authorization, we entered into Rule 10b5-1 trading plans intended to facilitate stock repurchases of

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
$125 million per quarter during fiscal 2007. We used $154 million of the authorized amount to repurchase shares in the open market in the March 2006 quarter and we intend to use the remaining amount to make stock repurchases under Rule 10b5-1 trading plans and opportunistically in fiscal 2007.
      In fiscal 2006, we repurchased 174 million shares at prices ranging from $15.83 to $23.85 for an aggregate amount of $3.6 billion. In fiscal 2005, we repurchased eight million shares at prices ranging from $21.05 to $30.77 per share, for an aggregate amount of $192 million. In fiscal 2004, we repurchased three million shares at prices ranging from $19.52 to $20.82 per share, for an aggregate amount of $60 million. As of March 31, 2006, $846 million remained authorized for future repurchases.

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

Increase to authorized shares
      On June 24, 2005, our stockholders approved the adoption of our amended and restated certificate of incorporation, which increased the number of authorized shares of common stock to 3,000,000,000 from 1,600,000,000. The increase was sought in order to carry out our acquisition of Veritas. On September 15, 2004, our stockholders approved the adoption of our amended and restated certificate of incorporation, which increased the number of authorized shares of common stock to 1,600,000,000 from 900,000,000.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 9.	Net Income Per Share
      The components of net income per share are as follows:

	Year Ended March 31,

	2006	2005	2004

	(In thousands, except per share data)
Basic net income per share
Net income	$156,852	$536,159	$370,619
Weighted average number of common shares outstanding during the period	998,733	660,631	611,970

Basic net income per share	$0.16	$0.81	$0.61

Diluted net income per share
Net income	$156,852	$536,159	$370,619
Interest on convertible subordinated notes, net of income tax effect	—	8,380	14,392

Net income, as adjusted	$156,852	$544,539	$385,011

Weighted average number of common shares outstanding during the period	998,733	660,631	611,970
Shares issuable from assumed exercise of options using the treasury stock method	27,081	35,745	36,842
Shares issuable from assumed conversion of 3% convertible subordinated notes	—	41,780	70,298
Dilutive impact of restricted stock and restricted stock units using the treasury stock method	42	89	—

Total shares for purpose of calculating diluted net income per share	1,025,856	738,245	719,110

Diluted net income per share	$0.15	$0.74	$0.54

      The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Stock options[1]	56,348	4,225	1,665
Restricted stock units[1]	146	—	—
Veritas 0.25% Notes[2]	12,674	—	—

	69,168	4,225	1,665

[1]	These employee stock options and restricted stock units were excluded from the computation of diluted net income per share because their impact is antidilutive.

[2]	Potential common shares related to 0.25% Notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was antidilutive.

Note 10.	Adoption of Stockholder Rights Plan
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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

401(k) plan
      We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution. The maximum match in any given plan year is the lower of 3% of the employees’ eligible compensation or $6,000. Our contributions under the plan were $14 million, $8 million, and $7 million in fiscal 2006, 2005, and 2004, respectively.

Stock purchase plans

2002 Executive Officers’ Stock Purchase Plan
      In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, of which no shares are subject to adjustment pursuant to changes in capital. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. Each executive officer may purchase up to 10,000 shares in any fiscal year. As of March 31, 2006, 25,413 shares have been issued under the plan and 224,587 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividends.

1998 Employee Stock Purchase Plan
      In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan, or ESPP, and reserved 4.0 million shares of common stock for issuance thereunder. In September 1999, the ESPP was amended by our stockholders to increase the shares available for issuance by 6.1 million and to add an “evergreen” provision whereby the number of shares available for issuance increased automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan. In July 2004, the Board of Directors eliminated this provision. As of March 31, 2006, 18.4 million shares remain available for issuance under the plan.
      Subject to certain limitations, our employees may elect to have 2% to 10% of their compensation withheld through payroll deductions to purchase shares of common stock under the ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period. For purchases prior to July 1, 2005, employees purchased shares at a price

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
equal to the lesser of 85% of the fair market value as of the beginning of the two-year offering period or the end of the six-month purchase period. The Board of Directors eliminated the two-year offering period in March 2005, effective July 1, 2005. Under the ESPP, 3.9 million, 3.2 million, and 2.9 million shares were issued during fiscal 2006, 2005, and 2004, respectively, representing $59 million, $32 million, and $23 million in contributions, respectively. As of March 31, 2006, a total of 20.2 million shares had been issued under this plan.

Stock award plan

2000 Director Equity Incentive Plan
      In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. In September 2004, stockholders increased the number of shares of stock that may be issued by 50,000. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of March 31, 2006, a total of 58,468 shares had been issued under this plan and 41,532 shares remained available for future issuance.

Stock option plans
      We maintain stock option plans pursuant to which the Board of Directors, or a committee of the Board of Directors, may grant incentive and nonqualified stock options to employees, officers, directors, consultants, independent contractors, and advisors to us, or of any parent, subsidiary, or affiliate of Symantec. The purpose of these plans is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through awards of stock options and stock bonuses. Under the terms of these plans, the option exercise price may not be less than 100% of the fair market value on the date of grant and options generally vest over a four-year period. Options granted prior to October 2005 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years.

2004 and 1996 Equity Incentive Plans
      In September 2004, stockholders approved the terms of the 2004 Equity Incentive Plan and reserved 18.0 million shares for issuance thereunder. An additional 9.5 million shares were transferred to this plan from the 1996 Equity Incentive Plan upon that plan’s expiration in March 2006. Under the 2004 Equity Incentive Plan, we may grant options, stock appreciation rights, RSUs, or restricted stock awards to employees, officers, directors, consultants, independent contractors, and advisors to us, or of any parent, subsidiary, or affiliate of Symantec as the Board of Directors or committee may determine. A maximum of 10% of the shares reserved under the plan may be granted in the form of restricted stock awards. Under the terms of this plan, the Compensation Committee determines whether an option will be an incentive stock option or a non-qualified stock option. This plan superseded the 1996 Equity Incentive Plan upon its expiration. As of March 31, 2006, 25.8 million shares remain available for future grant.
      During fiscal 2006, we granted an aggregate of 200,000 RSUs to two officers. The market value of the underlying common stock on the dates of grant was $3 million, which was recorded in Deferred stock-based compensation within Stockholders’ equity in the Consolidated Balance Sheets in fiscal 2006. The deferred stock-based compensation is being amortized over the three to four-year vesting periods.
      On October 20, 2004, we issued 200,000 restricted shares of common stock to our then-current Chief Financial Officer, at a purchase price of $1,000 (representing the aggregate par value at the time of issuance), vesting 50% at each anniversary date. The market value of the common stock on the date of grant, less the purchase price, was $6 million and was recorded in Deferred stock-based compensation within Stockholders’ equity in the Consolidated Balance Sheets in fiscal 2005. Upon the retirement of the former Chief Financial

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
Officer in December 2005, 100,000 shares were forfeited and we reversed the related deferred stock-based compensation.
      We recorded amortization of deferred stock-based compensation related to restricted stock and restricted stock units issued under the 2004 and 1996 Equity Incentive Plans of $2 million and $1 million during fiscal 2006 and 2005, respectively.

Assumed Veritas stock options
      In connection with our acquisition of Veritas, we assumed each outstanding option to purchase Veritas common stock with an exercise price equal to or less than $49.00 as well as each additional option required to be assumed by applicable law. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.1242 shares of Symantec common stock for each share of Veritas common stock. In total, we assumed and converted Veritas options into options to purchase 66 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Veritas RSUs into approximately 425,000 Symantec RSUs, based on the exchange ratio.
      The assumed options and RSUs retained all applicable terms and vesting periods. In general, the assumed options vest over a four-year period from the original date of grant. Options granted prior to May 2004 generally have a maximum term of 10 years and options granted thereafter generally have a maximum term of seven years. The assumed RSUs generally vest over a three or four year period from the original date of grant.

Other stock option plans
      Options remain outstanding under several other stock option plans, including the 2001 Non-Qualified Equity Incentive Plan, the 1999 Acquisition Plan, the 1996 Equity Incentive Plan, the 1988 Employee Stock Option Plan, and various plans assumed in connection with acquisitions. No further options may be granted under any of these plans.

Acceleration of stock option vesting
      On March 30, 2006, we accelerated the vesting of certain stock options with exercise prices equal to or greater than $27.00 per share that were outstanding on that date. We did not accelerate the vesting of any stock options held by our executive officers or directors. The vesting of options to purchase approximately 6.7 million shares of common stock, or approximately 14% of our outstanding unvested options, was accelerated. The weighted average exercise price of the stock options for which vesting was accelerated was $28.73. We accelerated the vesting of the options to reduce future stock-based compensation expense that we would otherwise be required to recognize in our results of operations after adoption of SFAS No. 123R. We adopted SFAS No. 123R on April 1, 2006, which is the beginning of our 2007 fiscal year. Because of system constraints, it is not practicable for us to estimate the amount by which the acceleration of vesting will reduce our future stock-based compensation expense. The acceleration of the vesting of these options did not result in a charge to expense in fiscal 2006.
      In January and March 2006, we accelerated the vesting of options held by three former officers of Veritas upon their resignation from Symantec. We accelerated the vesting of options to purchase an aggregate of 728,106 shares and recorded a charge to Stock-based compensation expense of $441,000 in connection with the modification of these stock options.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Stock option activity
      The following table summarizes our stock option plans as of March 31, 2006, 2005, and 2004 and the activity for the years ended on those dates.

	Year Ended March 31,

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(In thousands, except per share amounts)
Outstanding, beginning of year	68,773	$12.08	79,542	$8.36	94,476	$6.36
Granted and assumed in acquisitions	85,858	$21.27	14,496	24.06	18,996	14.49
Exercised	(17,152)	$9.50	(21,132)	6.13	(28,708)	5.83
Cancelled	(14,456)	$22.51	(4,133)	12.92	(5,222)	8.26

Outstanding, end of year	123,023	$17.72	68,773	12.08	79,542	8.36

Exercisable, end of year	83,213	$17.04	35,663	7.48	35,648	5.95

      The following table summarizes information about options outstanding as of March 31, 2006:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Contractual	Average		Average
	Number of	Life (In	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Years)	Price	Shares	Price

	(In thousands)			(In thousands)
$ 0.52 - $ 5.00	11,521	4.39	$3.72	10,888	$3.81
$ 5.01 - $ 10.00	20,422	5.18	$7.86	18,278	$7.80
$10.01 - $ 15.00	19,254	6.66	$13.48	13,763	$13.59
$15.01 - $ 20.00	15,513	6.33	$17.30	7,378	$17.22
$20.01 - $ 26.99	35,600	6.59	$22.72	12,899	$23.27
$27.00 - $ 35.00	15,195	7.84	$29.00	14,519	$29.04
$35.01 - $118.70	5,518	5.24	$36.01	5,488	$36.01

	123,023	6.22	$17.72	83,213	$17.04

      These options will expire if not exercised by specific dates through October 2015. During the three years ended March 31, 2006, options were exercised at prices ranging from $0.17 to $23.63.

Share reserves
      As of March 31, 2006, we had reserved the following shares of authorized but unissued common stock:

Stock purchase plans	18,608,000
Stock award plans	42,000
Employee stock option plans	149,201,000

Total	167,851,000

Note 12.	Restructuring
      As of March 31, 2006, we had a restructuring reserve of $30 million, of which $20 million was included in Other accrued expenses in the Consolidated Balance Sheets and $10 million was included in Other long-term liabilities in the Consolidated Balance Sheets. The restructuring reserve consists of $9 million related to a

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
restructuring reserve assumed from Veritas in connection with the acquisition, $21 million related to restructuring reserves established in fiscal 2006, and an insignificant amount related to our fiscal 2002 restructuring plan. Restructuring reserves established in fiscal 2006 include $9 million related to our 2006 restructuring plan, $3 million related to restructuring costs as a result of the Veritas acquisition, and $9 million related to restructuring costs as a result of our other acquisitions.

Restructuring expense
      In fiscal 2006, we recorded $25 million of restructuring costs, of which $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. These restructuring costs reflect the termination of 446 redundant employees located in the United States, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. In fiscal 2006, we paid $16 million related to this restructuring reserve. We expect the remainder of the costs to be paid by the end of fiscal 2018.
      In fiscal 2005, we recorded $3 million of restructuring charges, of which $2 million was for costs of severance, related benefits, and outplacement services related to the termination of 51 employees located in the U.S. and Europe due to the consolidation and relocation of engineering and development functions. In addition we recorded an increase to the accrual relating to the fiscal 2002 restructuring plan of $1 million due to the termination of a sublease agreement for facilities in Eugene, Oregon. Substantially all of the costs had been paid by March 31, 2005.
      In fiscal 2004, we recorded $1 million of restructuring charges for costs of severance, related benefits, and outplacement services for a member of our senior management team, as well as an increase to the accrual for excess facilities in Eugene, Oregon in connection with our fiscal 2002 restructuring plan. Substantially all of the costs had been paid by March 31, 2005.
      The fiscal 2002 restructuring reserve consisted of the costs of excess facilities in Europe and Eugene, Oregon, net of sublease income. In fiscal 2006, we paid $2 million upon termination of the remaining leases. Substantially all of the costs had been paid by March 31, 2006.
      Amounts related to restructuring expense are included in Restructuring in the Consolidated Statements of Income.

Acquisition-related restructuring
      In connection with the Veritas acquisition on July 2, 2005, we assumed a restructuring reserve of $53 million related to the 2002 Veritas facilities restructuring plan. From the date of the acquisition through March 31, 2006, we paid $25 million related to this reserve. Also during this period, we reduced this reserve by $19 million as we returned some facilities to use and negotiated early lease terminations on others for amounts less than originally accrued. The remaining reserve amount of $9 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of costs are currently scheduled to be paid by the end of fiscal 2011.
      With regard to the 2002 Veritas facilities restructuring plan, our actual costs have varied and could continue to vary significantly from our current estimates, depending, in part, on the commercial real estate market in the applicable metropolitan areas, our ability to obtain subleases related to these facilities and the time period to do so, the sublease rental market rates, and the outcome of negotiations with lessors regarding terminations of some of the leases. Some of these factors are beyond our control. Adjustments to the 2002 Veritas facilities restructuring plan will be made if actual lease exit costs or sublease income differ materially from amounts currently expected.
      In connection with the Veritas acquisition on July 2, 2005, we recorded $7 million of restructuring costs, of which $2 million related to excess facilities costs and $5 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
consolidation of certain facilities as a result of the Veritas acquisition. In fiscal 2006, we paid $4 million related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2012.
      For information on the acquisition related costs incurred in connection with the Veritas acquisition, see Note 3.
      In connection with our other acquisitions in fiscal 2006, we recorded $12 million of restructuring costs, of which $8 million related to severance, associated benefits, and outplacement services and $4 million related to excess facilities costs. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of our other acquisitions. In fiscal 2006, we paid $3 million in connection with this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2012.
      Amounts related to acquisition-related restructuring are reflected in the purchase price allocation of the applicable acquisition.

Note 13.	Income Taxes
      The components of the provision for income taxes are as follows:

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Current:
Federal	$269,825	$128,025	$60,528
State	49,656	36,460	18,084
International	89,067	96,623	65,810

	408,548	261,108	144,422

Deferred:
Federal	(152,041)	66,234	24,248
State	(26,799)	(804)	4,401
International	(23,837)	(4,569)	(1,468)

	(202,677)	60,861	27,181

	$205,871	$321,969	$171,603

      Pretax income from international operations was $451 million, $499 million, and $354 million for fiscal 2006, 2005, and 2004, respectively.
      The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes is as follows:

	Year Ended March 31,

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	2.0	2.6
Foreign earnings taxed at less than the federal rate	(3.5)	(6.5)	(7.0)
American Jobs Creation Act — tax expense on repatriation of foreign earnings	(5.8)	6.3	—
Non-deductible IPR&D	27.5	—	—
Domestic production activities deduction	(2.0)	—	—
Penalties	1.9	—	—
Other, net	1.6	0.7	1.0

	56.8%	37.5%	31.6%

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The principal components of deferred tax assets are as follows:

	March 31,

	2006	2005

	(In thousands)
Deferred tax assets:
Tax credit carryforwards	$45,911	$8,497
Net operating loss carryforwards of acquired companies	274,103	73,313
Other accruals and reserves not currently tax deductible	75,905	46,233
Deferred revenue	18,503	16,336
Loss on investments not currently tax deductible	18,313	2,582
Book over tax depreciation	48,021	—
State income taxes	13,738	—
Other	38,488	5,326

	532,982	152,287
Valuation allowance	(66,324)	(7,125)

Deferred tax assets	466,658	145,162
Deferred tax liabilities:
Acquired intangible assets	(688,857)	(27,001)
Tax over book depreciation	—	(12,086)
Unremitted earnings of foreign subsidiaries	(125,996)	(95,033)
Other	(2,376)	(2,376)

Net deferred tax (liabilities) assets	$(350,571)	$8,666

      The valuation allowance on our deferred tax assets increased by $59 million in fiscal 2006, of which approximately $58 million is attributable to acquisition-related assets, the benefit of which will reduce goodwill when and if realized. The valuation allowance on our deferred tax assets increased by an immaterial amount in fiscal 2005.
      As of March 31, 2006, we have net operating loss carryforwards attributable to various acquired companies of approximately $485 million, which, if not used, will expire between fiscal 2007 and 2025. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $561 million, which, under current applicable foreign tax law, can be carried forward indefinitely.
      No provision has been made for federal or state income taxes on $821 million of cumulative unremitted earnings of certain of our foreign subsidiaries as of March 31, 2006, since we plan to indefinitely reinvest these earnings. As of March 31, 2006, the unrecognized deferred tax liability for these earnings was $234 million.
      In the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries under provisions of the American Jobs Creation Act of 2004, or the Jobs Act, enacted in October 2004. We recorded a tax charge for this repatriation of $54 million in the March 2005 quarter.
      In May 2005, clarifying language was issued by the U.S. Department of Treasury and the IRS with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act and in September 2005, additional clarifying language was issued regarding the treatment of certain deductions attributable to the earnings repatriation. As a result of this clarifying language, we reduced the tax expense attributable to the repatriation by approximately $21 million in fiscal 2006, which reduced the cumulative tax charge on the repatriation to $33 million.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      The $500 million repatriation under the Jobs Act was deemed to be distributed entirely from foreign earnings that had been previously treated as indefinitely reinvested. However, this distribution from previously indefinitely reinvested earnings does not change our position going forward that future earnings of certain of our foreign subsidiaries will be indefinitely reinvested.
      On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas, which we acquired in July 2005. The incremental tax liability asserted by the IRS with regard to the Veritas claim is $867 million, excluding penalties and interest. The Notice of Deficiency primarily relates to transfer pricing in connection with a technology license agreement between Veritas and a foreign subsidiary. We do not agree with the IRS position and we intend to file a timely petition to the Tax Court to protest the assessment. No payments will be made on the assessment until the issue is definitively resolved. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, the incremental amounts due would be accounted for principally as additions to the cost of Veritas purchase price. Any incremental interest accrued subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.
      In the fourth quarter of fiscal 2006, we made $90 million of tax-related adjustments to the purchase accounting for Veritas, consisting of $120 million of additional pre-acquisition tax reserve-related adjustments, partially offset by a $30 million reduction in other pre-acquisition taxes payable. While we strongly disagree with the IRS over both its transfer pricing methodologies and the amount of the assessment, we have established additional tax reserves for all Veritas pre-acquisition years to account for both contingent tax and interest risk.
      On March 30, 2006, we received notices of proposed adjustment from the IRS with regard to an unrelated audit of Symantec for fiscal years 2003 and 2004. The IRS claimed that we owed an incremental tax liability with regard to this audit of $110 million, excluding penalties and interest. The incremental tax liability primarily relates to transfer pricing matters between Symantec and a foreign subsidiary. For information related to a proposed settlement of this IRS claim, see Note 17.
      In the fourth quarter of fiscal 2006, we increased our tax reserves by an additional $64 million in connection with all open Symantec tax years (fiscal 2003 to 2006). Since these reserves relate to licensing arising from acquired technology, the additional accruals are primarily offset by deferred taxes.
      We are as yet unable to confirm our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the acquisition. The distribution was intended to be made pursuant to the Jobs Act, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. We are seeking a ruling from the IRS on the matter. Because we were unable to obtain this ruling prior to filing the Veritas tax return in May 2006, we have paid $130 million of additional U.S. taxes. Since this payment relates to the taxability of foreign earnings that are otherwise the subject of the IRS assessment, this additional payment reduced the amount of taxes payable accrued as part of the purchase accounting for pre-acquisition contingent tax risks.

Note 14.	Litigation
      As described more fully in Note 13 above, we intend to file a petition with the U.S. Tax Court prior to the end of June 2006, protesting an IRS claim for incremental taxes of $867 million relating to transfer pricing in connection with a technology license agreement between Veritas and a foreign subsidiary.
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

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
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
      Prior to our acquisition of Veritas, Veritas had been in discussions with the staff of the SEC regarding the SEC’s review of these matters and, based on communications with the staff, Veritas expected these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC is subject to agreement on final terms and documentation, approval by Symantec’s board of directors, and approval by the SEC Commissioners. In the March quarter of 2005, Veritas recorded a charge of $30 million in its consolidated statement of operations, and a corresponding accrual in its balance sheet. As of the filing of this annual report, the terms of the final settlement are still under consideration by the SEC Commissioners, and have not been approved. As part of our accounting for the acquisition of Veritas, we recorded the accrual of $30 million in Other accrued expenses in the Consolidated Balance Sheets. We intend to cooperate with the SEC in its investigation and review of the foregoing matters.
      On August 2, 2004, Veritas received a copy of an amended complaint in Stichting Pensioenfonds ABP v. AOL Time Warner, et. al. in which Veritas was named as a defendant. The case was originally filed in the United States District Court for the Southern District of New York in July 2003 against Time Warner (formerly, AOL Time Warner), current and former officers and directors of Time Warner and AOL, and Time Warner’s outside auditor, Ernst & Young LLP. The plaintiff alleges that Veritas aided and abetted AOL in alleged common law fraud and also alleges that it engaged in common law fraud as part of a civil conspiracy. The plaintiff seeks an unspecified amount of compensatory and punitive damages. On March 17, 2006, the parties entered into a Settlement Agreement and Mutual Release resolving all claims in the lawsuit. This action was dismissed by the Court with prejudice on May 31, 2006.
      On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint, or CAC, was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in the company’s press releases and SEC filings regarding the company’s

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. The defendants to this matter intend to defend this case vigorously.
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
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of March 31, 2006, we operated in six operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Enterprise Security. Our Enterprise Security segment provides security solutions for all tiers of a network: at the server tier behind the gateway and at the client tier, including desktop personal computers, or PCs, laptops, and handhelds.

•	Data Protection. Our Data Protection segment provides software products designed to protect, backup, archive, and restore data across a broad range of computing environments from large corporate data centers to remote groups and PC clients, such as desktop and laptop computers.

•	Storage and Server Management. Our Storage and Server Management segment provides solutions to simplify and automate the administration of heterogeneous storage and server environments and provide continuous availability of mission-critical applications.

•	Services. Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle and also includes all indirect costs; general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; and charges, such as acquired in-process research and development, patent settlement, amortization of deferred compensation, and restructuring, that are not charged to the other operating segments. The expenses of the former Veritas sales force that cannot be allocated to a specific operating segment are also reported in the Other segment. We expect this treatment to continue until we have completed the realignment of our combined sales force.
      In the quarter ended September 2005, we renamed the Enterprise Administration segment to be the Storage and Server Management segment and added the Data Protection segment. In the quarter ended June 2005, we moved Managed Security Services from the Services segment to the Enterprise Security segment and moved the services-related revenue previously included in the Storage and Server Management segment to the Services segment. Net revenues for fiscal 2005 and 2004 have been reclassified to conform to our current presentation. Specifically, we reclassified $31 million and $27 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and $5 million and an insignificant amount of services-related revenue from the Storage and Server Management segment to the Services segment for fiscal 2005 and 2004, respectively.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)
      Beginning in the June 2006 quarter, we will consolidate our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment.
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

Segment information
      The following table presents a summary of our operating segments:

	Consumer	Enterprise	Data	Storage & Server			Total
	Products	Security	Protection	Management	Services	Other	Company

	(In thousands)
Fiscal 2006
Net revenues	$1,388,632	$1,080,431	$744,324	$793,783	$136,625	$(403)	$4,143,392
Operating income (loss)	925,148	384,085	444,966	352,339	(38,272)	(1,794,301)	273,965
Depreciation & amortization expense	1,560	21,234	7,840	16,319	3,384	627,439	677,776
Fiscal 2005
Net revenues[1]	$1,315,201	$958,627	$—	$279,024	$29,849	$148	$2,582,849
Operating income (loss)	858,088	198,719	—	129,465	(18,178)	(348,828)	819,266
Depreciation & amortization expense	3,469	21,346	—	1,610	481	105,052	131,958
Fiscal 2004
Net revenues[1]	$871,980	$763,862	$—	$218,531	$15,424	$332	$1,870,129
Operating income (loss)	530,473	126,785	—	143,586	(3,232)	(284,027)	513,585
Depreciation & amortization expense	3,617	19,543	—	615	596	92,855	117,226

[1]	Net revenues for fiscal 2005 and 2004 have been reclassified to conform to current presentation. Specifically, we reclassified $31 million and $27 million of Managed Security Services revenue from the Services segment to the Enterprise Security segment and $5 million and an insignificant amount of services-related revenue from the Storage and Server Management segment to the Services segment for fiscal 2005 and 2004, respectively.

Product revenue information
      Net revenues from sales of our antivirus products within our Consumer Products and Enterprise Security segments represented 34%, 55%, and 58% of our total net revenues for fiscal 2006, 2005, and 2004, respectively. Net revenues from sales of our Norton Internet security product within our Consumer Products segment represented 15%, 18%, and 12% of our total net revenues during fiscal 2006, 2005, and 2004, respectively. Net revenues from sales of our storage and server management products within our Storage and Server Management segment represented 12% of our total revenues during fiscal 2006.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Geographical information
      The following table represents revenue amounts reported for products shipped to customers in the corresponding regions.

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Net revenues from external customers:
United States	$2,046,226	$1,235,536	$896,452
United Kingdom	425,717	184,295	125,346
Other foreign countries*	1,671,449	1,163,018	848,331

	$4,143,392	$2,582,849	$1,870,129

*	No individual country represented more than 10% of the respective totals.

	March 31,

	2006	2005

	(In thousands)
Long-lived assets:
United States	$13,069,204	$1,790,773
Foreign countries*	936,047	135,166

	$14,005,251	$1,925,939

*	No individual country represented more than 10% of the respective totals.

Significant customers
      In fiscal 2006, 2005, and 2004, two distributors each accounted for more than 10% of our total net revenues. In fiscal 2006 and 2005, one reseller accounted for more than 10% of our total net revenues.

Note 16.	Cumulative Adjustment to Net Revenues and Deferred Revenue
      In August 2004, during a review of our revenue maintenance application used to calculate the amount of deferred revenue for our consumer products, we discovered an error in the unit renewal prices manually entered into the application. The unit renewal prices used to calculate the deferred revenue did not reflect the correct subscription renewal prices for foreign currency sales, which serves as the basis for our deferral. As a result, the deferred revenue from these consumer products was understated and the portion of revenue from these products that was recognized at the time of sale was overstated. The cumulative overstatement of revenue for periods prior to the three months ended June 30, 2004 totaled approximately $20 million. The effect of the error was not material to any prior period. To correct this error, we recorded the cumulative $20 million as a reduction in Net revenues in the Consolidated Statements of Income and a corresponding $20 million increase in Current deferred revenue in the Consolidated Balance Sheets during the three-month period ended June 2004. Substantially all of the $20 million of current deferred revenue was recognized as revenue during fiscal 2005.

SYMANTEC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 17.	Subsequent Events
      In April 2006, we purchased two buildings in Cupertino, California, for a total purchase price of $81 million. These buildings are currently leased to a third party.
      From April 1 through May 31, 2006, we repurchased 8.2 million shares at prices ranging from $15.93 to $17.74 per share for an aggregate amount of $136 million. As of May 31, 2006, $710 million remained authorized for future repurchases.
      On March 30, 2006, we received notices of proposed adjustment from the IRS with regard to an audit of Symantec for fiscal years 2003 and 2004. The IRS claimed that we owed an incremental tax liability with regard to this audit of $110 million, excluding penalties and interest. The incremental tax liability primarily relates to transfer pricing matters between Symantec and a foreign subsidiary. On June 2, 2006, we reached an agreement in principle with the IRS to settle the IRS claims relating to this audit for $36 million, excluding interest. The consolidated financial statements presented in this annual report reflect adequate accruals to address this settlement amount. We anticipate that we will finalize this settlement with the IRS before the end of June 2006. For further discussion, see Note 13.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on the 8th day of June, 2006.

SYMANTEC CORPORATION

By	/s/ John W. Thompson

John W. Thompson,
Chairman and Chief Executive Officer
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W. Thompson, James A. Beer and Arthur F. Courville, and each or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ John W. Thompson John W. Thompson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 8, 2006

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 8, 2006

/s/ Stephen C. Markowski Stephen C. Markowski	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	June 8, 2006

/s/ Michael Brown Michael Brown	Director	June 8, 2006

/s/ William T. Coleman III William T. Coleman III	Director	June 8, 2006

/s/ David L. Mahoney David L. Mahoney	Director	June 8, 2006

/s/ Robert S. Miller Robert S. Miller	Director	June 8, 2006

/s/ George Reyes George Reyes	Director	June 8, 2006

Signature	Title	Date

/s/ David J. Roux David J. Roux	Director	June 8, 2006

/s/ Daniel H. Schulman Daniel H. Schulman	Director	June 8, 2006

/s/ V. Paul Unruh V. Paul Unruh	Director	June 8, 2006

Schedule II
SYMANTEC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Amount	Balance at
	Beginning	Costs and		Written Off	End of
	of Period	Expenses		or Used	Period

	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2006	$4,668	$6,786	[1]	$(2,660)	$8,794
Year ended March 31, 2005	5,674	(687)		(319)	4,668
Year ended March 31, 2004	9,753	61		(4,140)	5,674
Reserve for product returns:
Year ended March 31, 2006	$4,755	$98,282	[1]	$(90,197)	$12,840
Year ended March 31, 2005	6,613	67,604		(69,462)	4,755
Year ended March 31, 2004	5,393	45,895		(44,675)	6,613
Reserve for rebates:
Year ended March 31, 2006	$50,804	$245,026	[1]	$(231,240)	$64,590
Year ended March 31, 2005	46,232	208,461		(203,889)	50,804
Year ended March 31, 2004	33,926	162,448		(150,142)	46,232

[1]	Includes balances assumed in connection with our acquisition of Veritas.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2	.01§	Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, Carmel Acquisition Corp., and Veritas Software Corporation	8-K	000-17781	2.01	12/20/04
3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04		Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A, the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares	8-A	000-17781	4.1	08/19/98
4.02		Indenture dated as of August 1, 2003 between Veritas Software Corporation & U.S. Bank National Association, as Trustee	8-K	000-17781	10.04	07/08/05
4.03		First Supplemental Indenture dated as of October 25, 2004 between Veritas Software Corporation and U.S. Bank National Association, as Trustee	8-K	000-17781	10.05	07/08/05
4.04		Second Supplemental Indenture dated as of July 2, 2005 by and between Veritas Software Corporation, Symantec Corporation and U.S. Bank National Association, as Trustee	8-K	000-17781	10.03	07/08/05
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement					X
10	.04*	Veritas Software Corporation 1993 Directors Stock Option Plan, including form of Stock Option Agreement (form for agreements entered into prior to January 17, 2006)					X

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.05*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement					X
10	.06*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10	.07*	Symantec Corporation 1998 Employee Stock Purchase Plan, as amended					X
10	.08*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption					X
10	.09*	Symantec Corporation Acquisition Plan, as adopted July 15, 1999	S-8	333-31526	4.03	03/02/00
10	.10*	Symantec Corporation Stock Option Grant dated January 1, 2000 to John W. Thompson	S-8	333-102096	99.3	12/20/02
10	.11*	Symantec Corporation 2000 Directors Equity Incentive Plan, as amended	S-8	333-119872	99.02	10/21/04
10	.12*	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan					X
10	.13*	Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan, as amended	10-K	000-17781	10.12	06/15/05
10	.14*	Veritas Software Corporation 2002 Directors Stock Option Plan, including form of Stock Option Agreement and forms of Notice of Stock Option Grant					X
10	.15*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executive Officers and form of Notice of Stock Option Assumption					X
10	.16*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including form of Stock Option Agreement, and form of Restricted Stock Unit Award Agreement					X
10	.17*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer					X
10	.18*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Gary Bloom, as amended	S-4/A	333-122724	10.01	05/18/05
10	.19*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Jeremy Burton, as amended	S-4/A	333-122724	10.06	05/18/05
10	.20*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Kris Hagerman, as amended	S-4/A	333-122724	10.07	05/18/05

			Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.21*	Offer Letter, dated January 12, 2004, from Symantec Corporation to Thomas W. Kendra	10-Q	000-17781	10.01	02/04/05
10	.22*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10	.23*	Form of FY06 Executive Incentive Plan	10-Q	000-17781	10.01	11/09/05
10	.24*	Form of FY06 Executive Supplemental Incentive Plan	10-Q	000-17781	10.02	11/09/05
10	.25*	Symantec Senior Executive Incentive Plan	10-K	000-17781	10.18	06/14/04
10	.26*	Symantec Corporation Executive Retention Plan, as amended	8-K	000-17781	10.01	04/27/06
10	.27‡	Amended and Restated Authorized Symantec Electronic Reseller for Shop Symantec Agreement dated as of July 1, 2003 by and among Symantec Corporation, Symantec Limited and Digital River, Inc., as amended	10-K	000-17781	10.35	06/15/05
10	.28‡	Amendment Eleven to the Amended and Restated Authorized Symantec Electronic Reseller For Shop Symantec Agreement	10-Q	000-17781	10.01	08/10/05
10.29		Amended Agreement Respecting Certain Rights of Publicity, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.04	06/13/90
10.30		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.31		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

*	Indicates a management contract or compensatory plan or arrangement.

‡	Confidential treatment has been received for certain portions of this documents.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.