Form 10-Q
period 2006-06-30
SYMANTEC CORP
filed 2006-08-09
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 28, 2006: 989,189,060 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements, Unaudited
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006

	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$3,685,517	$2,315,622
Short-term investments	413,880	550,180
Trade accounts receivable, net	538,775	670,937
Inventories	40,919	48,687
Current deferred income taxes	136,337	131,833
Other current assets	188,368	190,673

Total current assets	5,003,796	3,907,932
Property and equipment, net	1,035,238	946,217
Acquired product rights, net	1,150,352	1,238,511
Other intangible assets, net	1,390,258	1,440,873
Goodwill	10,338,263	10,331,045
Other long-term assets	70,824	48,605

	$18,988,731	$17,913,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes	$518,200	$512,800
Accounts payable	161,938	167,135
Accrued compensation and benefits	261,528	277,170
Current deferred revenue	1,938,407	1,915,179
Other accrued expenses	174,005	185,882
Income taxes payable	362,061	419,401

Total current liabilities	3,416,139	3,477,567
Convertible senior notes	2,100,000	—
Long-term deferred revenue	270,898	248,273
Long-term deferred tax liabilities	237,606	493,956
Other long-term obligations	26,320	24,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,371,200 and 1,210,660 shares issued at June 30, 2006 and March 31, 2006; 987,549 and 1,040,885 shares outstanding at June 30, 2006 and March 31, 2006)	9,875	10,409
Capital in excess of par value	11,552,840	12,426,690
Accumulated other comprehensive income	175,057	146,810
Deferred stock-based compensation	—	(43,595)
Retained earnings	1,199,996	1,128,157

Total stockholders’ equity	12,937,768	13,668,471

	$18,988,731	$17,913,183

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

	2006	2005

	(Unaudited)
	(In thousands, except net
	income per share)
Net revenues:
Content, subscriptions, and maintenance	$905,331	$568,854
Licenses	353,755	131,088

Total net revenues	1,259,086	699,942
Cost of revenues:
Content, subscriptions, and maintenance	196,970	98,679
Licenses	16,192	7,103
Amortization of acquired product rights	87,611	11,013

Total cost of revenues	300,773	116,795

Gross profit	958,313	583,147
Operating expenses:
Sales and marketing	464,437	211,915
Research and development	216,262	92,338
General and administrative	79,481	31,262
Amortization of other intangible assets	50,614	1,739
Restructuring	13,258	3,474
Patent settlement	—	2,200
Integration planning	—	7,901

Total operating expenses	824,052	350,829

Operating income	134,261	232,318
Interest and other income, net	27,634	22,758
Interest expense	(6,678)	—

Income before income taxes	155,217	255,076
Provision for income taxes	60,426	56,443

Net income	$94,791	$198,633

Net income per share — basic	$0.09	$0.28
Net income per share — diluted	$0.09	$0.27
Shares used to compute net income per share — basic	1,028,820	711,324
Shares used to compute net income per share — diluted	1,048,833	737,211
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended June 30,

	2006	2005

	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES
Net income	$94,791	$198,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	55,290	22,583
Amortization of acquired product rights	87,611	11,072
Amortization of other intangible assets	50,614	1,739
Stock-based compensation expense	36,859	2,785
Accretion of fair market value adjustment related to convertible subordinated notes	5,400	—
Amortization of debt issuance costs	209	—
Amortization of discounts and premiums on investments, net	(480)	(7,799)
Impairment of equity investments	2,841	—
Deferred income taxes	(42,781)	(8,620)
Income tax benefit from stock options	5,138	6,800
Excess income tax benefit from stock options	(1,893)	—
Other	(500)	35
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	144,066	36,564
Inventories	8,979	3,267
Other current assets	6,721	(5,101)
Other long-term assets	6,176	(593)
Accounts payable	(16,751)	14,911
Accrued compensation and benefits	(22,839)	(40,230)
Deferred revenue	2,741	(18,672)
Other accrued expenses	(10,763)	(5,020)
Income taxes payable	(58,705)	326
Other long-term obligations	1,049	(956)

Net cash provided by operating activities	353,773	211,724
INVESTING ACTIVITIES:
Capital expenditures	(132,640)	(27,576)
Payments for business acquisitions, net of cash acquired	(1,646)	(17,957)
Purchase of equity investments	—	(1,983)
Purchases of available-for-sale securities	(12,683)	(1,095,733)
Proceeds from sales of available-for-sale securities	147,265	786,113

Net cash provided by (used in) investing activities	296	(357,136)
FINANCING ACTIVITIES:
Issuance of convertible senior notes	2,067,762	—
Purchase of hedge on convertible senior notes	(592,490)	—
Sale of common stock warrants	326,102	—
Repurchase of common stock	(891,361)	(4,672)
Net proceeds from sales of common stock under employee stock benefit plans	40,481	38,416
Excess tax benefit from stock options	1,893	—

Net cash provided by financing activities	952,387	33,744
Effect of exchange rate fluctuations on cash and cash equivalents	63,439	(31,381)

Increase (decrease) in cash and cash equivalents	1,369,895	(143,049)
Beginning cash and cash equivalents	2,315,622	1,091,433

Ending cash and cash equivalents	$3,685,517	$948,384

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation
      The condensed consolidated financial statements of Symantec Corporation as of June 30, 2006 and March 31, 2006 and for the three-month periods ended June 30, 2006 and 2005 are unaudited and have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation.
      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2006, March 31, 2006, and June 30, 2005 reflect amounts as of and for the periods ended June 30, 2006, March 31, 2006, and July 1, 2005, respectively. The three-month periods ended June 30, 2006 and 2005 each comprised 13 weeks of activity.

Significant accounting policies
      On April 1, 2006, we adopted a new policy related to stock-based compensation, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the three months ended June 30, 2006 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended March 31, 2006.

Stock-based compensation
      Prior to April 1, 2006, we accounted for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. In addition, we applied applicable provisions of FASB Interpretation No., or FIN, 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.
      Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB No. 25 and related interpretations. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, and employee stock purchase plan purchase rights on the date of grant and amortize the fair value of the award to compensation expense over the service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the effective date that are subsequently modified. For stock-based awards granted on or after April 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Estimated compensation expense for stock-based awards that were outstanding and unvested as of the effective date will be recognized over the remaining service period under the pro forma provisions of SFAS No. 123.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The adoption of SFAS No. 123R had a material effect on our consolidated financial position and results of operations. See Note 7 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Recent accounting pronouncements
      In July 2006, the Financial Accounting Standards Board, or FASB, issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.
      In June 2005, the FASB issued FASB Staff Position, or FSP, FAS 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or the EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations, which will depend on the respective laws adopted by the EU member countries.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	June 30,	March 31,
	2006	2006

	(In thousands)
Trade accounts receivable, net:
Receivables	$548,249	$679,731
Less: allowance for doubtful accounts	(9,474)	(8,794)

	$538,775	$670,937

Property and equipment, net:
Computer hardware and software	$687,678	$654,946
Office furniture and equipment	152,498	149,591
Buildings	520,447	434,548
Leasehold improvements	200,170	190,385

	1,560,793	1,429,470
Less: accumulated depreciation and amortization	(667,800)	(612,072)

	892,993	817,398
Land	142,245	128,819

	$1,035,238	$946,217

Note 3.	Comprehensive Income
      The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
	June 30,

	2006	2005

	(In thousands)
Net income	$94,791	$198,633
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,777	(251)
Change in cumulative translation adjustment, net of tax	26,470	(28,479)

Total other comprehensive income (loss)	28,247	(28,730)

Comprehensive income	$123,038	$169,903

      Accumulated other comprehensive income as of June 30, 2006 and 2005 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on short-term investments, net of taxes, as of June 30, 2006 and 2005 were $4 million and an immaterial amount, respectively.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill
      Goodwill by segment is as follows:

		Security and
		Data	Data Center		Total
	Consumer Products	Management	Management	Services	Company

	(In thousands)
Balance as of March 31, 2006	$102,810	$4,597,889	$5,396,985	$233,361	$10,331,045
Goodwill adjustments	—	2,319	4,760	139	7,218

Balance as of June 30, 2006	$102,810	$4,600,208	$5,401,745	$233,500	$10,338,263

      During the June 2006 quarter, we adjusted the goodwill from certain acquisitions for individually immaterial amounts primarily related to deferred taxes based on post-closing review.
      Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. During the June 2006 quarter, we reclassified our operating segments and the related goodwill as described in Note 12, and determined that there were no indicators of impairment of goodwill. We will continue to test for impairment during the March quarter of each year, or earlier if indicators of impairment exist.

Acquired product rights
      Acquired product rights subject to amortization are as follows:

	June 30, 2006

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$1,597,567	$(505,167)	$1,092,400
Patents	78,165	(20,278)	57,887
Backlog and other	60,661	(60,596)	65

	$1,736,393	$(586,041)	$1,150,352

	March 31, 2006

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Developed technology	$1,597,567	$(420,887)	$1,176,680
Patents	78,713	(18,416)	60,297
Backlog and other	60,661	(59,127)	1,534

	$1,736,941	$(498,430)	$1,238,511

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the three-month periods ended June 30, 2006 and 2005, amortization expense for acquired product rights was $88 million and $11 million, respectively. Amortization of acquired product rights was included in Cost of revenues in the Condensed Consolidated Statements of Income. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives, as of June 30, 2006 is estimated to be as follows:

Last three quarters of 2007	$254 million
2008	$335 million
2009	$329 million
2010	$176 million
2011	$41 million
Thereafter	$15 million

Other intangible assets
      Other intangible assets subject to amortization are as follows.

	June 30, 2006

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Customer base	$1,493,981	$(194,203)	$1,299,778
Trade name	107,202	(18,587)	88,615
Marketing-related assets	2,100	(2,056)	44
Partnership agreements	2,300	(479)	1,821

	$1,605,583	$(215,325)	$1,390,258

	March 31, 2006

	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

	(In thousands)
Customer base	$1,493,982	$(147,168)	$1,346,814
Trade name	107,202	(15,426)	91,776
Marketing-related assets	2,100	(1,925)	175
Partnership agreements	2,300	(192)	2,108

	$1,605,584	$(164,711)	$1,440,873

      During the three-month periods ended June 30, 2006 and 2005, amortization expense for other intangible assets was $51 million and an immaterial amount, respectively. Amortization of other intangible assets was included in Operating expenses in the Condensed Consolidated Statements of Income. Amortization expense

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for other intangible assets, based upon our existing other intangible assets and their current useful lives, as of June 30, 2006 is estimated to be as follows:

Last three quarters of 2007	$150 million
2008	$199 million
2009	$197 million
2010	$196 million
2011	$195 million
Thereafter	$453 million

Note 5.	Convertible Notes

Convertible senior notes
      In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, or the 0.75% Notes, and $1.0 billion principal amount of 1.00% Convertible Senior Notes due June 15, 2013, or the 1.00% Notes, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We refer to the 0.75% Notes and the 1.00% Notes collectively as the Senior Notes. We received proceeds of $2.1 billion from the Senior Notes and incurred net transaction costs of approximately $32 million, which were allocated proportionately to the 0.75% Notes and the 1.00% Notes. The transaction costs were primarily recorded in Other long-term assets and are being amortized to interest expense using the effective interest method over five years for the 0.75% Notes and seven years for the 1.00% Notes. The 0.75% Notes and 1.00% Notes were each issued at par and bear interest at 0.75% and 1.00% per annum, respectively. Interest is payable semiannually in arrears on June 15 and December 15, beginning December 15, 2006.
      Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the Senior Notes may convert their Senior Notes prior to maturity during specified periods as follows: (1) during any calendar quarter beginning after June 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) with respect to the 0.75% Notes, at any time on or after April 5, 2011, and with respect to the 1.00% Notes, at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the Senior Notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of June 30, 2006, none of the conditions allowing holders of the Senior Notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount.
      Concurrently with the issuance of the Senior Notes, we entered into note hedge transactions with affiliates of certain of the initial purchasers whereby we have the option to purchase up to 110 million shares of our common stock at a price of $19.12 per share. The options as to 58 million shares expire on June 15, 2011 and the options as to 52 million shares expire on June 15, 2013. The options must be settled in net shares. The cost of the note hedge transactions to us was approximately $592 million. In addition, we sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to 110 million shares of our common stock at a price of $27.3175 per share. The warrants expire on various dates from July 2011

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through August 2013 and must be settled in net shares. We received approximately $326 million in cash proceeds from the sale of these warrants.
      The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2006, in accordance with the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
      In accordance with SFAS No. 128, Earnings per Share, the Senior Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the Senior Notes will be settled in cash upon conversion.
      Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share. As a result, for the first $1.00 by which the price of our stock exceeds $19.12 there would be dilution of approximately 5.4 million shares. As the share price continues to increase, additional dilution would occur at a declining rate such that a price of $27.3175 per share would yield cumulative dilution of approximately 32.9 million shares. If our common stock exceeds $27.3175 per share we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method.
      The Senior Notes along with the warrants have a combined dilutive effect such that for the first $1.00 by which the price exceeds $27.3175 per share there would be cumulative dilution of approximately 39.5 million shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.
      Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation as their effect would be anti-dilutive. Upon conversion, the note hedge will serve to neutralize the dilutive effect of the Senior Notes when the stock price is above $19.12 per share. For example, if upon conversion the price of our common stock was $28.3175 per share, the cumulative effect of approximately 39.5 million shares in the example above would be reduced to approximately 3.9 million shares.
      The preceding calculations exclude any potential adjustments to the conversion ratio provided under the terms of the Senior Notes.

Convertible subordinated notes
      In connection with the acquisition of Veritas, we assumed the Veritas 0.25% convertible subordinated notes, or the 0.25% Notes. In August 2003, Veritas issued $520 million of 0.25% Notes to several initial purchasers in a private offering. The 0.25% Notes were issued at their face value and provide for semi-annual interest payments of an immaterial amount each February 1 and August 1, beginning February 1, 2004. On July 2, 2005, in connection with the acquisition, Veritas, Symantec, and U.S. Bank National Association, as Trustee, entered into a Second Supplemental Indenture. As a result of the Second Supplemental Indenture, the 0.25% Notes became convertible, under specified circumstances, into shares of common stock of Symantec at a conversion rate of 24.37288 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Symantec agreed to fully and unconditionally guarantee all of Veritas’ obligations under the 0.25% Notes and the indenture, including all payments of principal and interest.
      The conversion rate of the 0.25% Notes is subject to adjustment upon the occurrence of specified events. On or after August 5, 2006, Symantec has the option to redeem all or a portion of the 0.25% Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On August 1, 2006

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and August 1, 2008, or upon the occurrence of a fundamental change involving Symantec, holders of the 0.25% Notes may require Symantec to repurchase their notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. See Note 13 for information on the 0.25% Notes repurchased on August 1, 2006.
      Standard & Poor’s withdrew its corporate credit rating for Veritas on July 6, 2005 and, as a result, the 0.25% Notes are currently convertible into shares of Symantec common stock at the option of the holder. If any holder elected to convert, Symantec would pay the holder the cash value of the applicable number of shares of Symantec common stock ($15.54 per share at June 30, 2006), up to the principal amount of the note in accordance with the terms of a supplemental indenture dated as of October 25, 2004. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at Symantec’s option. As of the acquisition of Veritas, the fair value of the 0.25% Notes was $496 million. We are accreting the value of the 0.25% Notes to their face value by August 1, 2006, the first date that holders could require us to repurchase the 0.25% Notes. The book value of the 0.25% Notes was $518 million as of June 30, 2006.

Note 6.	Stock Transactions

Stock repurchases
      We have operated stock repurchase programs since 2001. On January 31, 2006, the Board, through one of its committees, authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date. At the beginning of fiscal 2007, $846 million of this authorization remained available for future repurchases. In addition to the January authorization, on June 5, 2006, the Board of Directors authorized the repurchase of $1.5 billion of Symantec common stock. During the three-month period ended June 30, 2006, we repurchased 57 million shares at prices ranging from $15.61 to $17.74 per share for an aggregate amount of $891 million. During the three-month period ended June 30, 2005, we repurchased 238,500 shares at prices ranging from $18.33 to $22.05 per share for an aggregate amount of $5 million. As of June 30, 2006, an aggregate of $1.5 billion remained authorized for future repurchases under our authorized stock repurchase programs. We have entered into Rule 10b5-1 trading plans intended to facilitate stock repurchases of $1.2 billion through the end of fiscal 2007, and we intend to use the remaining amount of the authorizations to make stock repurchases opportunistically.

Increase to authorized shares
      On June 24, 2005, our stockholders approved the adoption of our amended certificate of incorporation that increased the number of authorized shares of common stock from 1,600,000,000 to 3,000,000,000. The increase was sought in order to carry out our acquisition of Veritas.

Note 7.	Stock-Based Compensation
      Effective April 1, 2006, we adopted the provisions of SFAS No. 123R. See Note 1 for a description of our adoption of SFAS No. 123R.

Stock purchase plans

2002 Executive Officers’ Stock Purchase Plan
      In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, of which no shares are subject to adjustment pursuant to changes in capital. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. Each executive officer may purchase up to 10,000 shares in any fiscal year. As of June 30, 2006, 40,401 shares have been issued under the plan and

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
209,599 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividends.

1998 Employee Stock Purchase Plan
      In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan, or ESPP, and reserved 4.0 million shares of common stock for issuance thereunder. In September 1999, the ESPP was amended by our stockholders to increase the shares available for issuance by 6.1 million and to add an “evergreen” provision whereby the number of shares available for issuance increased automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the plan. In July 2004, the Board of Directors eliminated this provision. As of June 30, 2006, 18.4 million shares remain available for issuance under the plan.
      Subject to certain limitations, our employees may elect to have 2% to 10% of their compensation withheld through payroll deductions to purchase shares of common stock under the ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period. For purchases prior to July 1, 2005, employees purchased shares at a price equal to the lesser of 85% of the fair market value as of the beginning of the two-year offering period or the end of the six-month purchase period. The Board of Directors eliminated the two-year offering period in March 2005, effective July 1, 2005. Under the ESPP, no shares were issued during the three months ended June 30, 2006 and 1.4 million shares were issued during the three months ended June 30, 2005, representing $22 million in contributions. As of June 30, 2006, a total of 20.2 million shares had been issued under this plan.

Stock award plan

2000 Director Equity Incentive Plan
      In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. In September 2004, stockholders increased the number of shares of stock that may be issued by 50,000. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of June 30, 2006, a total of 58,468 shares had been issued under this plan and 41,532 shares remained available for future issuance.

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

2004 and 1996 Equity Incentive Plans
      In September 2004, stockholders approved the terms of the 2004 Equity Incentive Plan and reserved 18.0 million shares for issuance thereunder. An additional 9.5 million shares were transferred to this plan from

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the 1996 Equity Incentive Plan upon that plan’s expiration in March 2006. Any shares reacquired by us from options outstanding under the 1996 Equity Incentive Plan upon its expiration are also added to the 2004 Equity Incentive Plan reserve. Under the 2004 Equity Incentive Plan, we may grant options, stock appreciation rights, restricted stock units (RSUs), or restricted stock awards to employees, officers, directors, consultants, independent contractors, and advisors to us, or of any parent, subsidiary, or affiliate of Symantec as the Board of Directors or committee may determine. A maximum of 10% of the shares reserved under the plan may be granted in the form of restricted stock awards. Under the terms of this plan, the Compensation Committee determines whether an option will be an incentive stock option or a non-qualified stock option. This plan superseded the 1996 Equity Incentive Plan upon its expiration. As of June 30, 2006, 11.7 million shares remain available for future grant.

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
      The assumed options and RSUs retained all applicable terms and vesting periods. In general, the assumed options vest over a four-year period from the original date of grant. Options granted prior to May 2004 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years. The assumed RSUs generally vest over a three or four year period from the original date of grant.

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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of stock-based awards
      The fair value of each stock option granted under the stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	June 30,

	2006	2005

Expected life	3 years	5 years
Expected volatility	0.34	0.61
Risk free interest rate	4.9%	3.8%
      The expected life of options is based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of the historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each RSU is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each ESPP purchase right is equal to the 15% discount on shares purchased. We estimate forfeitures of options, RSUs, and ESPP purchase rights at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest.

Stock-based compensation expense
      Stock-based compensation is classified in the Condensed Consolidated Statements of Income in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three-month periods ended June 30, 2006 and 2005.

	Three Months Ended
	June 30,

	2006	2005

	(In thousands)
Cost of revenues — Content, subscriptions, and maintenance	$2,862	$—
Cost of revenues — Licenses	1,119	—
Sales and marketing	14,186	806
Research and development	14,098	1,105
General and administrative	4,594	874

Total stock-based compensation	36,859	2,785
Tax benefit associated with stock-based compensation expense	7,402	556

Net effect of stock-based compensation expense on net income	$29,457	$2,229

      As a result of adopting SFAS No. 123R, Net income per share — basic and Net income per share — diluted are each $0.03 lower than if we had continued to account for stock-based compensation in accordance with APB No. 25.
      As of June 30, 2006, total unrecognized compensation cost related to unvested stock options and RSUs was $243 million and $35 million, respectively, which is expected to be recognized over the remaining weighted average vesting periods of 2.9 years for stock options and 3.4 years for RSUs.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to the adoption of SFAS No. 123R, we provided the pro forma information regarding net income and net income per share required by SFAS No. 123. This information was required to be determined as if we had accounted for our employee stock options, including shares issued under our ESPP, granted subsequent to March 31, 1995 under the fair value method of SFAS No. 123. We generally did not recognize stock-based compensation expense in our Condensed Consolidated Statements of Income for option grants to our employees for the periods prior to our adoption of SFAS No. 123R because the exercise price of options granted was generally equal to the fair market value of the underlying common stock on the date of grant. Prior to April 1, 2006, stock-based compensation expense resulted primarily from stock options and RSUs assumed in acquisitions and restricted stock granted to executives. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three-month period ended June 30, 2005:

Three Months Ended
June 30, 2005

(In thousands, except
per share amounts)
Net income, as reported	$198,633
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	2,229
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(49,351)[1]

Pro forma net income	$151,511

Net income per share — basic
As reported	$0.28
Pro forma	$0.21
Net income per share — diluted
As reported	$0.27
Pro forma	$0.21

[1]	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.
      Prior to the adoption of SFAS No. 123R, we presented Deferred stock-based compensation as a separate component of Stockholders’ Equity. In accordance with the provisions of SFAS No. 123R, on April 1, 2006, we reversed the balance in Deferred stock-based compensation to Capital in excess of par value in the Condensed Consolidated Balance Sheet.
      Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions related to stock options as operating cash flows in our Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for exercised options to be classified as financing cash flows. Accordingly, we classified an immaterial amount of such excess tax benefits as financing cash flows rather than operating cash flows in our Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006.
      We have calculated the tax benefit related to stock options in accordance with the guidance provided in SFAS No. 123R. However, we are continuing to evaluate the “short-cut” method allowed by FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We will make a final determination of the method that we will use no later than March 31, 2007. If we

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ultimately determine that we will use the “short-cut” method, all post-adoption amounts related to income tax benefits from stock options would be reclassified in our Condensed Consolidated Statements of Cash Flows from operating activities to financing activities.

Award activity
      The following table summarizes stock option activity for the three months ended June 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value[1]

	(In thousands)			(In thousands)
Outstanding at April 1, 2006	123,023	$17.72
Granted	11,395	16.19
Exercised	(3,164)	9.99
Forfeited[2]	(1,979)	19.50
Expired[3]	(3,349)	26.10

Outstanding at June 30, 2006	125,926	$17.52	6.1 years	$313,536

Exercisable at June 30, 2006	81,623	$16.82	6.0 years	$292,757

[1]	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of June 30, 2006 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $15.54, the closing price of our common stock on June 30, 2006, as reported by the NASDAQ National Market.

[2]	Refers to options cancelled before their vest dates.

[3]	Refers to options cancelled on or after their vest dates.
      The weighted-average fair value per share of options granted during the three months ended June 30, 2006 and 2005 was $4.77 and $11.38, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $21 million and $29 million, respectively.
      The following table summarizes RSU activity for the three months ended June 30, 2006.

		Weighted-
		Average
	Number	Purchase	Aggregate
	of Shares	Price	Intrinsic Value

	(In thousands)		(In thousands)
Outstanding at April 1, 2006	346	$—
Granted	2,917	—
Vested	(28)	—
Forfeited	(25)	—

Outstanding at June 30, 2006	3,210	$—	$49,884

Exercisable at June 30, 2006	—	$—	$—

      The weighted-average fair value per share of RSUs granted during the three months ended June 30, 2006 was $16.31. There were no RSUs granted during the three months ended June 30, 2005. The total fair value of RSUs that vested during the three months ended June 30, 2006 and 2005 was $470,000 and zero, respectively.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Restructuring
      As of June 30, 2006, we had a restructuring reserve of $36 million, of which $25 million was included in Other accrued expenses in the Condensed Consolidated Balance Sheets and $11 million was included in Other long-term liabilities in the Condensed Consolidated Balance Sheets. The restructuring reserve consists of $8 million related to a restructuring reserve assumed from Veritas in connection with the acquisition, $11 million related to restructuring reserves established in the June 2006 quarter, and $17 million related to restructuring reserves established in fiscal 2006. Restructuring reserves established in fiscal 2006 include $8 million related to our 2006 restructuring plan, an immaterial amount related to restructuring costs as a result of the Veritas acquisition, and $7 million related to restructuring costs as a result of our other acquisitions.

Restructuring expense
      In the June 2006 quarter, we recorded $13 million of restructuring costs. These restructuring costs related to executive severance and to severance, associated benefits, and outplacement services for the termination of 184 redundant employees located in the United States, Europe, and Asia Pacific. The restructuring costs also included an immaterial amount related to excess facilities that we vacated in the United States, Europe, and Asia Pacific. In the June 2006 quarter, we paid an immaterial amount related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2008.
      In fiscal 2006, we recorded $25 million of restructuring costs, of which $3 million was recorded in the June 2005 quarter. The fiscal 2006 restructuring costs included $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. These restructuring costs reflect the termination of 446 redundant employees located in the United States, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. At March 31, 2006, $9 million remained related to this reserve. In the June 2006 quarter, we paid an immaterial amount related to this reserve. We expect the remainder of the costs, the majority of which relate to restructured facilities, to be paid by the end of fiscal 2018.
      Amounts related to restructuring expense are included in Restructuring in the Condensed Consolidated Statements of Income.

Acquisition-related restructuring
      In connection with the Veritas acquisition on July 2, 2005, we assumed a restructuring reserve of $53 million related to the 2002 Veritas facilities restructuring plan. At March 31, 2006, $9 million remained related to this reserve. In the June 2006 quarter, we paid an immaterial amount related to this reserve and increased this reserve by an immaterial amount as we determined that the costs related to certain facilities would be greater than originally accrued. The remaining reserve amount of $8 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of costs are currently scheduled to be paid by the end of fiscal 2011.
      With regard to the 2002 Veritas facilities restructuring plan, our actual costs have varied and could continue to vary significantly from our current estimates, depending, in part, on the commercial real estate market, our ability to obtain subleases related to these facilities, the sublease rental market rates, and the outcome of negotiations with lessors regarding terminations of some of the leases. Some of these factors are beyond our control. Adjustments to the 2002 Veritas facilities restructuring plan will be made if actual lease exit costs or sublease income differ materially from amounts currently expected.
      In connection with the Veritas acquisition on July 2, 2005, we recorded $7 million of restructuring costs, of which an immaterial amount related to excess facilities costs and $5 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the consolidation of certain facilities as a result of the Veritas acquisition. At March 31, 2006, $3 million remained related to this reserve. In the June 2006 quarter, we paid an immaterial amount related to this reserve and reduced this reserve by an immaterial amount as we determined that the costs related to certain facilities would be less than originally accrued. We expect the remainder of the costs to be paid by the end of fiscal 2012.
      In connection with our other acquisitions in fiscal 2006, we recorded $12 million of restructuring costs, of which $8 million related to severance, associated benefits, and outplacement services and $4 million related to excess facilities costs. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of our other acquisitions. At March 31, 2006, $9 million remained related to this reserve. In the June 2006 quarter, we paid an immaterial amount related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2012.
      Amounts related to acquisition-related restructuring are reflected in the purchase price allocation of the applicable acquisition.

Note 9.	Net Income Per Share
      The components of net income per share were as follows:

	Three Months Ended
	June 30,

	2006	2005

	(In thousands, except per
	share data)
Net income per share — basic:
Net income	$94,791	$198,633
Weighted average number of common shares outstanding during the period	1,028,820	711,324

Net income per share — basic	$0.09	$0.28

Net income per share — diluted:
Net income	$94,791	$198,633

Weighted average number of common shares outstanding during the period	1,028,820	711,324
Shares issuable from assumed exercise of options using the treasury stock method	19,978	25,887
Dilutive impact of restricted stock units using the treasury stock method	35	—

Total shares for purposes of calculating diluted net income per share — diluted	1,048,833	737,211

Net income per share — diluted	$0.09	$0.27

      For the three-month periods ended June 30, 2006 and 2005, 76 million and 13 million shares, respectively, issuable from the assumed exercise of options and issuance of RSUs were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive. For the three-month period ended June 30, 2006, 13 million shares related to the 0.25% Notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was antidilutive. For the three-month period ended June 30, 2006, the effect of the convertible Senior Notes and the warrants were excluded

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
because, as discussed in Note 5, they have no impact on diluted net income per share until our stock price reaches $19.12 per share and $27.3175 per share, respectively.

Note 10.	Income Taxes
      The effective tax rate was approximately 39% and 22% for the three-month periods ended June 30, 2006 and June 30, 2005, respectively. The effective tax rate for the June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition tax return. Absent the impact of this accrual, the resulting 35% effective tax rate for the June 2006 quarter is impacted by the benefit of low taxed foreign earnings, offset by state income taxes and non-deductible stock-based compensation resulting from SFAS No. 123R. The effective tax rate for the June 2005 quarter is lower than the U.S. federal statutory tax rate due primarily to a reduction of tax expense related to dividends we repatriated during the March 2005 quarter from certain Symantec foreign subsidiaries under the American Jobs Creation Act of 2004.
      On June 26, 2006, we filed a petition with the Tax Court to protest a Notice of Deficiency from the Internal Revenue Service, or IRS, claiming that we owe $867 million, excluding penalties and interest, for the 2000 and 2001 tax years based on an audit of Veritas, which we acquired in July 2005. No payments will be made on the assessment until the issue is definitively resolved.
      In connection with the note hedge transactions discussed in Note 5, we established a deferred tax asset of approximately $232 million to account for the book-tax basis difference in the convertible notes resulting from note hedge transactions. The deferred tax asset has been accounted for as an increase to Capital in excess of par value.

Note 11.	Litigation
      On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas Software Corporation, which we acquired in July 2005. The incremental tax liability asserted by the IRS is $867 million, excluding penalties and interest. We do not agree with the IRS position and on June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. We strongly believe the IRS position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate.
      Since the September quarter of 2002, Veritas has received subpoenas issued by the SEC in the investigation entitled In the Matter of AOL/ Time Warner. The SEC has requested information regarding transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. Veritas’ transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50 million and the purchase by Veritas of advertising services from AOL at a stated value of $20 million. In March 2003, Veritas restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20 million, as well as an additional reduction in revenues and expenses of $1 million related to two other contemporaneous transactions with other parties in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appear to reference Veritas’ transactions with AOL as described above, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Prior to our acquisition of Veritas, Veritas had been in discussions with the staff of the SEC regarding the SEC’s review of these matters and, based on communications with the staff, Veritas expected these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC is subject to agreement on final terms and documentation, approval by Symantec’s board of directors, and approval by the SEC Commissioners. In the March quarter of 2005, Veritas recorded a charge of $30 million in its consolidated statement of operations, and a corresponding accrual in its balance sheet. As of the filing of this quarterly report, the terms of the final settlement are still under consideration by the SEC Commissioners, and have not been approved. As part of our accounting for the acquisition of Veritas, we recorded the accrual of $30 million in Other accrued expenses in the Condensed Consolidated Balance Sheets. We intend to cooperate with the SEC in its investigation and review of the foregoing matters.
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

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Segment Information
      In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. Amounts for the June 2005 quarter have been reclassified to conform to our current presentation.
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of June 30, 2006, we had five operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Security and Data Management. Our Security and Data Management segment focuses on providing enterprise customers with endpoint security, messaging management, compliance, and Windows back-up solutions along with security response and managed security services.

•	Data Center Management. Our Data Center Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions.

•	Services. Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, patent settlement, stock-based compensation, and restructuring; and certain indirect costs, that are not charged to the other operating segments.
      The accounting policies of the segments are the same as those described in our Annual Report on Form 10-K for the year ended March 31, 2006. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. The majority of our assets and liabilities are not discretely identified by segment. The depreciation

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

		Security and
	Consumer	Data	Data Center			Total
	Products	Management	Management	Services	Other	Company

	(In thousands)
Three months ended June 30, 2006:
Net revenues	$384,814	$480,643	$335,714	$57,915	$—	$1,259,086
Operating income (loss)	236,454	168,771	101,320	(7,508)	(364,776)	134,261
Depreciation and amortization expense	483	6,217	11,300	853	179,791	198,644
Three months ended June 30, 2005:
Net revenues	$361,884	$325,531	$—	$12,382	$145	$699,942
Operating income (loss)	242,125	98,467	—	(5,870)	(102,404)	232,318
Depreciation and amortization expense	417	5,677	—	161	24,125	30,380

Note 13.	Subsequent Events
      In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. We have made no borrowings under the credit facility through the date of filing of this quarterly report.
      On August 1, 2006, at the option of the holders, we repurchased $510 million of the Veritas 0.25% Notes at a price equal to the principal amount, plus accrued and unpaid interest. On August 7, 2006, we notified the Trustee of our election to redeem for cash the remaining $10 million of the Veritas 0.25% Notes at 100% of the principal amount plus accrued and unpaid interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results
      The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Part II, Item 1A, Risk Factors beginning on page 41. We encourage you to read that section carefully.
OVERVIEW
      We are the world leader in providing a wide range of solutions to help individuals and enterprises assure the security, availability, and integrity of their digital assets. We provide individual users, home offices, and small businesses with Internet security and problem-solving products. For global enterprise customers, we provide endpoint security, messaging management, compliance, archiving, and Windows back-up solutions along with security response and managed security services. We provide enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions. Additionally, we provide a full range of consulting and educational services to enterprises of all sizes. Founded in 1982, we have operations in 40 countries worldwide.
      We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2006, March 31, 2006, and June 30, 2005 reflect amounts as of and for the periods ended June 30, 2006, March 31, 2006, and July 1, 2005, respectively. The three-month periods ended June 30, 2006 and 2005 each comprised 13 weeks of activity.
      On July 2, 2005, we completed the acquisition of Veritas Software Corporation, or Veritas, a leading provider of software and services to enable storage and backup, whereby Veritas became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method. The results of Veritas’ operations have been included in our results of operations beginning on July 2, 2005, and have had a significant impact on our revenues, cost of revenues, and operating expenses since the date of acquisition.
Our Business
      In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. Amounts for the June 2005 quarter have been reclassified to conform to our current presentation.
      Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of June 30, 2006, we had five operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Security and Data Management. Our Security and Data Management segment focuses on providing enterprise customers with endpoint security, messaging management, compliance, archiving, and Windows back-up solutions along with security response and managed security services.

•	Data Center Management. Our Data Center Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions.

•	Services. Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, patent settlement, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.
      Our net income was $95 million for the three months ended June 2006 as compared to $199 million for the three months ended June 2005. This decrease is primarily a result of increased amortization of acquired product rights and other intangible assets largely attributable to our acquisition of Veritas in July 2005 and of stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment effective April 1, 2006. These additional expenses were partially offset by revenue growth of approximately 80% year over year primarily as a result of our acquisition of Veritas. As of June 30, 2006, employee headcount had increased by approximately 147% from the June 2005 quarter end. The majority of this increase was due to our acquisition of Veritas which increased employee headcount by approximately 96%.
      The three-month period ended June 2006 delivered global revenue growth across all of our operating segments and geographic regions, as compared to the prior year. The overall growth is primarily attributable to our acquisition of Veritas and is also due, in part, to the continued increase in awareness of Internet-related threats around the world. Weakness in most major foreign currencies negatively impacted our international revenue growth by an immaterial amount during the June 2006 quarter as compared to the June 2005 quarter.
Critical Accounting Estimates
      On April 1, 2006, we adopted a new policy related to stock-based compensation pursuant to our adoption of SFAS No. 123R, as more fully described below. Other than this change, there have been no significant changes in our critical accounting estimates during the three months ended June 30, 2006 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2006.

Stock-based compensation
      Effective April 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, or RSUs, and purchase rights under our employee stock purchase plan, or ESPP, on the date of grant and amortize the fair value of the award over the service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after April 1, 2006, we will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Estimated compensation expense for awards that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.
      We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.

These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.
      We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures of options, RSUs, and ESPP purchase rights at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
      If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the amount of such expense recorded in future periods may differ significantly from what we have recorded in the current period.
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination, or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.
      The guidance in SFAS No. 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
      Stock-based compensation expense related to employee stock options, restricted stock units, and employee stock purchases recognized under SFAS No. 123R for the three months ended June 30, 2006 was $37 million.
      See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information regarding SFAS No. 123R disclosures.
RESULTS OF OPERATIONS
Total Net Revenues

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Net revenues	$1,259,086	$699,942
Period over period increase	$559,144
	80%

      Net revenues increased during the three-month period ended June 30, 2006 as compared to the comparable period last year due primarily to sales of products acquired through the Veritas acquisition, which contributed $513 million of net revenues in the June 2006 quarter. In addition, revenues from our consumer products increased $23 million and revenues from our security related services business increased $18 million in the June 2006 quarter as compared to the June 2005 quarter. The increased revenues from these sources were due primarily to continuing growth in demand for our consumer security products and enterprise consulting and education services, as described further in the segment discussions that follow.

Content, subscriptions, and maintenance revenues

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Content, subscriptions, and maintenance revenues	$905,331	$568,854
Percentage of total net revenues	72%	81%
Period over period increase	$336,477
	59%
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
      Content, subscriptions, and maintenance revenue increased in the three-month period ended June 30, 2006 as compared to the comparable period last year due primarily to sales of products acquired through the Veritas acquisition, which contributed $246 million of Content, subscriptions, and maintenance revenue in the June 2006 quarter. In addition, in the June 2006 quarter, Content, subscriptions, and maintenance revenue related to our consumer security products increased $46 million as compared to the June 2005 quarter due primarily to the classification of $23 million of consumer revenue as Content, subscriptions, and maintenance (rather than Licenses) in the June 2006 quarter. Revenue related to our security and data management products increased $27 million, primarily due to increased awareness of information security threats.

Licenses revenues

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Licenses revenues	$353,755	$131,088
Percentage of total net revenues	28%	19%
Period over period increase	$222,667
	*

*	Percentage not meaningful

      Licenses revenue increased in the three-month period ended June 2006 as compared to the comparable period last year due primarily to sales of products acquired through the Veritas acquisition, which contributed $268 million of licenses revenue in the June 2006 quarter. Our 2006 consumer products that include content updates were released in the December 2005 quarter, and we recognize revenue related to these products ratably as Content, subscriptions, and maintenance revenues, which resulted in a decrease in Licenses revenue of $23 million in the June 2006 quarter as compared to the comparable period last year. In addition, a $21 million decrease in licensing of our security and data management products partially offset the overall increase in Licenses revenue.

Net revenues by segment

Consumer Products segment

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Consumer Products revenues	$384,814	$361,884
Percentage of total net revenues	31%	52%
Period over period increase	$22,930
	6%
      The increase in Consumer Products revenues in the three-month period ended June 2006 was due primarily to an increase of $66 million in revenue from our Norton Internet Security products as compared to the three-month period ended June 2005. The majority of the increase in revenue was booked through our electronic distribution channel that includes original equipment manufacturer, or OEM, subscriptions, upgrades, online sales, and renewals. This increase was partially offset by an aggregate decrease in revenue from our Norton AntiVirus and Norton System Works products of $40 million as our customers continue to migrate to the Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment. Revenue from our electronic distribution channel (which includes sales of our Norton Internet Security products and our Norton AntiVirus products) grew by $41 million in the June 2006 quarter as compared to the June 2005 quarter. We believe that, in addition to the factors noted above, the growth rate in our Consumer Products segment has slowed due to a changing threat environment.

Security and Data Management segment

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Security and Data Management revenues	$480,643	$325,531
Percentage of total net revenues	38%	47%
Period over period increase	$155,112
	48%
      The increase in revenues from our Security and Data Management segment was due primarily to sales of products acquired through the Veritas acquisition, which contributed $150 million of net revenues during the June 2006 quarter.

Data Center Management segment

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Data Center Management revenues	$335,714	$—
Percentage of total net revenues	27%	—
Period over period increase	$335,714
	*

*	Percentage not meaningful
      The Data Center Management segment is comprised of products acquired through the Veritas acquisition. Revenue from our Data Center Management segment was $336 million during the June 2006 quarter and was comprised primarily of revenue related to Storage and Server Foundation products and NetBackup products of $194 million and $127 million, respectively.

Services segment

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Services revenues	$57,915	$12,382
Percentage of total net revenues	5%	2%
Period over period increase	$45,533
	*

*	Percentage not meaningful
      The increase in revenue from our Services segment in the three-month period ended June 30, 2006 as compared to the comparable period last year was primarily due to services related to the Veritas acquisition, which contributed $28 million of net revenues during the June 2006 quarter. In addition, our security consulting services revenue increased $11 million in the June 2006 quarter as compared to the June 2005 quarter.

Other segment
      Our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three-month periods ended June 30, 2006 and 2005 were immaterial.

Net revenues by geographic region

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
North America (U.S. and Canada)	$661,553	$373,488
Percentage of total net revenues	53%	53%
Period over period increase	$288,065
	77%
EMEA (Europe, Middle East, Africa)	$398,293	$218,210
Percentage of total net revenues	32%	31%
Period over period increase	$180,083
	83%
Asia Pacific/ Japan	$174,042	$95,899
Percentage of total net revenues	14%	14%
Period over period increase	$78,143
	81%
Latin America	$25,198	$12,345
Percentage of total net revenues	2%	2%
Period over period increase	$12,853
	*

*	Percentage not meaningful
      The increase in net revenues in international regions in the three-month period ended June 30, 2006 as compared to the comparable period last year was primarily due to revenue from products acquired through the Veritas acquisition, which contributed $240 million of net revenues in international regions. Increased sales of our Norton Internet Security products in our Consumer Products segment also contributed to the increase in net revenue in the international regions in the June 2006 quarter. Weakness in most major foreign currencies had an immaterial impact in the June 2006 quarter compared to the June 2005 quarter. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.
Cost of Revenues

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Cost of revenues	$300,773	$116,795
Gross margin	76%	83%
Period over period increase	$183,978
	*

*	Percentage not meaningful
      Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.
      Gross margin decreased in the three-month period ended June 2006 as compared to the comparable period last year due primarily to increased amortization of acquired product rights resulting from certain identifiable intangible assets acquired through the Veritas acquisition. In addition, costs for services and technical support increased in the quarter ended June 30, 2006 as compared to the same quarter last year. We anticipate that our net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have higher cost of revenues than our software products.

Cost of content, subscriptions, and maintenance

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Cost of content, subscriptions, and maintenance	$196,970	$98,679
As percentage of related revenue	22%	17%
Period over period increase	$98,291
	*

*	Percentage not meaningful
      Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue sharing agreements. Cost of content, subscriptions, and maintenance increased as a percentage of the related revenue in the three-month period ended June 30, 2006 as compared to the comparable period last year due primarily to sales of products acquired through the Veritas acquisition, which contributed $76 million of additional costs in the June 2006 quarter. In addition, costs related to our security services consulting and consumer security products increased $8 million and $7 million, respectively.

Cost of licenses revenue

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Cost of licenses	$16,192	$7,103
As percentage of related revenue	5%	5%
Period over period increase	$9,089
	*

*	Percentage not meaningful
      Cost of licenses revenue consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses was flat as a percentage of the related revenue in the three-month period ended June 30, 2006 as compared to the comparable period last year. Excess inventory related to our appliance products added $4 million in license costs and the Veritas acquisition added $3 million in license costs as compared to the three-month period ended June 2005.

Amortization of acquired product rights

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Amortization of acquired product rights	$87,611	$11,013
Percentage of total net revenues	7%	2%
Period over period increase	$76,598
	*

*	Percentage not meaningful
      Acquired product rights are comprised of developed technologies, revenue-related order backlog and contracts, and patents from acquired companies.

      The increased amortization in the three-month period ended June 30, 2006 is primarily associated with the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.3 billion in acquired product rights which will be amortized over their useful lives of three months to five years. We amortize the fair value of other acquired product rights over their expected useful lives, generally one to eight years. For further discussion of acquired product rights and related amortization, see Note 4 of the Notes to Condensed Consolidated Financial Statements.
Operating Expenses

Sales and marketing expenses

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Sales and marketing	$464,437	$211,915
Percentage of total net revenues	37%	30%
Period over period increase	$252,522
	*

*	Percentage not meaningful
      The increase in sales and marketing expenses in the three-month period ended June 2006 as compared to the comparable period last year was due primarily to the Veritas acquisition, which contributed $171 million in additional sales and marketing expenses. The remaining increase in sales and marketing expenses was due primarily to an increase in employee headcount and the adoption of SFAS No. 123R as of April 1, 2006, resulting in additional employee compensation expense.

Research and development expenses

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Research and development	$216,262	$92,338
Percentage of total net revenues	17%	13%
Period over period increase	$123,924
	*

*	Percentage not meaningful
      The increase in research and development expenses in the three-month period ended June 2006 as compared to the comparable period last year was due primarily to the Veritas acquisition, which contributed $96 million in additional research and development expenses. The remaining increase in research and development expense was due primarily to an increase in employee headcount and the adoption of SFAS No. 123R as of April 1, 2006, resulting in additional employee compensation expense.

General and administrative expenses

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
General and administrative	$79,481	$31,262
Percentage of total net revenues	6%	4%
Period over period increase	$48,219
	*

*	Percentage not meaningful

      The increase in general and administrative expenses in the three-month period ended June 2006 as compared to the comparable period last year was due primarily to the Veritas acquisition, which contributed $20 million in additional general and administrative expenses. The remaining increase in general and administrative expenses was due primarily to an increase in employee headcount and the adoption of SFAS No. 123R as of April 1, 2006, resulting in additional employee compensation expense.

Amortization of other intangible assets

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Amortization of other intangible assets	$50,614	$1,739
Percentage of total net revenues	4%	*
Period over period increase	$48,875
	*

*	Percentage not meaningful
      Other intangible assets are comprised of customer base, trade names, partnership agreements, and marketing-related assets. The increased amortization in the three-month period ended June 30, 2006 is primarily associated with assets acquired in the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.5 billion in other intangible assets which will be amortized over their useful lives of eight to ten years. For further discussion of other intangible assets and related amortization, see Note 4 of the Notes to Condensed Consolidated Financial Statements.

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

Restructuring

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Restructuring	$13,258	$3,474
Percentage of total net revenues	1%	*
Period over period increase	$9,784
	*

*	Percentage not meaningful

Restructuring expense
      In the June 2006 quarter, we recorded $13 million of restructuring costs. These restructuring costs related to executive severance and to severance, associated benefits, and outplacement services for the termination of 184 redundant employees located in the United States, Europe, and Asia Pacific. The restructuring costs also included an immaterial amount related to excess facilities that we vacated in the United States, Europe, and Asia Pacific. In the June 2006 quarter, we paid an immaterial amount related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2008.

      In the June 2005 quarter, we recorded $3 million of restructuring costs for severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of 45 redundant employees located in the United States, Europe, and Asia Pacific as a result of the Veritas acquisition.

Integration planning
      In anticipation of our acquisition of Veritas, we recorded integration planning costs of $8 million during the three months ended June 30, 2005, which consisted primarily of costs incurred for consulting services and other professional fees.
Non-operating Income and Expense

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Interest and other income, net	$27,634	$22,758
Interest expense	(6,678)	—

Total	$20,956	$22,758

Percentage of total net revenues	2%	3%
Period over period decrease	$(1,802)
	(8)%
      The increase in Interest and other income, net, in the three-month period ended June 30, 2006 as compared to the comparable period last year was due primarily to a higher average investment balance due to the cash acquired through the Veritas acquisition, and higher average interest rates.
      Interest expense in the June 2006 quarter was due primarily to the interest and accretion related to the 0.25% Convertible Subordinated Notes that were assumed in connection with the acquisition of Veritas and the interest and amortization of issuance costs related to our 0.75% and 1.00% Convertible Senior Notes issued in June 2006. For further discussion of the convertible notes, see Note 5 of the Notes to Condensed Consolidated Financial Statements.
Provision for Income Taxes

	Three Months Ended
	June 30,

	2006	2005

	($ in thousands)
Provision for income taxes	$60,426	$56,443
Effective income tax rate	39%	22%
      The effective tax rate was approximately 39% and 22% for the three-month periods ended June 30, 2006 and 2005, respectively. The effective tax rate for the June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition tax return. Absent the impact of this accrual, the resulting 35% effective tax rate for the June 2006 quarter is impacted by the benefit of low taxed foreign earnings, offset by state income taxes and non-deductible stock-based compensation resulting from SFAS No. 123R. The effective tax rate for the June 2005 quarter is lower than the U.S. federal statutory tax rate due primarily to a reduction of tax expense related to dividends we repatriated during the March 2005 quarter from certain Symantec foreign subsidiaries under the American Jobs Creation Act of 2004.
      We believe realization of substantially all of our net deferred tax assets as of June 30, 2006, is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Risk Factors, set forth in this quarterly report. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis.
LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	June 30,

	2006	2005

	(In thousands)
Net cash provided by (used for):
Operating activities	$353,773	$211,724
Investing activities	296	(357,136)
Financing activities	952,387	33,744
Effect of exchange rate fluctuations on cash and cash equivalents	63,439	(31,381)

Net change in cash and cash equivalents	$1,369,895	$(143,049)

      As of June 30, 2006, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $4.1 billion, of which 61% was held domestically and the remainder was held outside of the U.S. The remittance back to the U.S. of cash, cash equivalents, and short-term investments held by legal entities domiciled outside of the U.S. may result in significant additional income tax expense. We recently completed the reorganization of certain international subsidiaries acquired as part of the Veritas acquisition. This reorganization is expected to result in a rebalancing of our cash between the U.S. and foreign operations over the next several years.
      In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We refer to these Notes collectively as the Senior Notes. Concurrently with the issuance of the Senior Notes, we entered into note hedge transactions with affiliates of certain of the initial purchasers whereby we have the option to purchase up to 110 million shares of our common stock at a price of $19.12 per share. In addition, concurrently with the issuance of the Senior Notes, we also sold warrants to affiliates of certain of the initial purchasers whereby they have the option to purchase up to 110 million shares of our common stock at a price of $27.3175 per share. The warrants expire on various dates from July 2011 through August 2013 and must be settled in net shares.
      For additional information regarding the Senior Notes and related transactions, see Note 5 of the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference. For information regarding the deferred tax asset established in connection with the note hedge transactions, see Note 10 of the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
      The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2006, in accordance with the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
      On August 1, 2006, at the option of the holders, we repurchased for cash $510 million of the Veritas 0.25% convertible subordinated notes, or the 0.25% Notes, that we had assumed in connection with the acquisition of Veritas at a price equal to the principal amount, plus accrued and unpaid interest. The 0.25% Notes were convertible by the holders at any time into 24.37288 shares of Symantec common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $41.03 per share of Symantec common stock. Upon conversion, we would have been required to pay the holders the cash value of the applicable number of shares of Symantec common stock ($15.54 per share at June 30, 2006), up to the principal amount of the note. Amounts in excess of the principal amount, if any, could have been paid in cash or in stock at Symantec’s option. Interest payments of 0.25% per annum on the remaining outstanding principal amount are payable semi-annually in arrears on February 1 and August 1 of each year. On August 7, 2006, we notified the Trustee of our election to redeem for cash the remaining $10 million of the Veritas 0.25% Notes at 100% of the principal amount plus accrued and unpaid interest.
      In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. We have made no borrowings under the credit facility through the date of filing of this quarterly report.
      During April 2006, we purchased two office buildings totaling approximately 236,000 square feet in Cupertino, California for $81 million. We expect to occupy 172,000 square feet by December 2006. The remaining 64,000 square feet is leased to a third party.
      We believe that our cash balances, cash that we generate over time from operations, and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Operating activities
      Net cash provided by operating activities during the June 2006 quarter resulted largely from net income of $95 million, plus non-cash depreciation and amortization charges of $199 million and non-cash stock-based compensation expense of $37 million. Trade accounts receivable decreased $144 million due to strong cash collections. Conversely, accounts payable and accrued compensation and benefits decreased an aggregate of $40 million reflecting payments, income taxes payable decreased $59 million primarily due to the payment of Veritas pre-acquisition tax liabilities on foreign subsidiary distributions, and deferred income taxes decreased $43 million primarily due to the tax effect of the amortization of the related purchased intangibles.
      Net cash provided by operating activities during the June 2005 quarter resulted largely from net income of $199 million, plus non-cash depreciation and amortization charges of $30 million. Operating cash also resulted from cash collections reflected as a decrease in accounts receivable of $37 million. Conversely, accrued compensation and benefits decreased by $40 million primarily due to payment of year-end commissions and bonuses, and deferred revenue decreased by $19 million due to an expected slow-down in sell-through as we entered the summer season.
Investing Activities
      Net cash provided by investing activities during the June 2006 quarter was primarily the result of $147 million proceeds from sales of available-for-sale securities substantially offset by purchases of available-for-sale securities of $13 million and capital expenditures of $133 million, which included $81 million for the purchase of two office buildings in Cupertino, California.
      Net cash used in investing activities during the June 2005 quarter was primarily the result of net purchases of available-for-sale securities of $310 million and capital expenditures of $28 million. In addition, we made cash payments of $18 million, during the June 2005 quarter, in connection with our acquisition of XtreamLok Pty, Ltd.
Financing Activities
      In the June 2006 quarter, we issued the Senior Notes for net proceeds of approximately $2.1 billion. We intend to use $1.5 billion of the proceeds to repurchase shares of our common stock, as discussed below. We used $510 million of the proceeds to redeem the Veritas 0.25% Notes in August 2006. We also purchased hedges related to the Senior Notes for $592 million and received proceeds of $326 million from the sale of common stock warrants.
      During the three-month period ended June 30, 2006, we repurchased 57 million shares of our common stock at prices ranging from $15.61 to $17.74 per share for an aggregate amount of $891 million. During the three-month period ended June 30, 2005, we repurchased 238,500 shares of our common stock at prices ranging from $18.33 to $22.05 per share for an aggregate amount of $5 million. For further information regarding stock repurchase activity see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this quarterly report and Note 6 of the Notes to Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.
      In the June 2006 and 2005 quarters, we received net proceeds of $40 million and $38 million, respectively, from the issuance of our common stock through employee benefit plans.
Contractual Obligations

Senior notes and convertible subordinated notes
      In June 2006, we issued $1.1 billion principal amount of 0.75% Notes due June 15, 2011 and $1.0 billion principal amount of 1.00% Notes due June 15, 2013 to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. In August 2006, we repurchased $510 million of the Veritas 0.25% Notes. See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for more information.

Purchase obligations
      We enter into purchase obligations in the normal course of our business. There were no significant changes in our purchase obligations during the three months ended June 30, 2006 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Development agreements
      During the June 2005 quarter, we entered into agreements in connection with the construction of, or refurbishments to, buildings in Springfield, Oregon and Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. The remaining commitment under these agreements is $136 million as of June 30, 2006, which mainly relates to the construction of the Culver City, California facility.

Leases
      We lease office space in North America (principally in the United States) and various locations throughout the world. There were no significant changes in our operating lease commitments during the three months ended June 30, 2006 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Recent Accounting Pronouncements
      In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.
      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position, results of operations, or cash flows.
      In June 2005, the FASB issued FASB Staff Position, or FSP, FAS 143-1, Accounting for Electronic Equipment Waste Obligations, which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment, or the Directive, which was adopted by the European Union, or the EU. Under the Directive, the waste management obligation for historical equipment, defined as products put on the market on or prior to August 13, 2005, remains with the commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first fiscal period ending after June 8, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the impact of FSP FAS 143-1 on our financial position and results of operations, which will depend on the respective laws adopted by the EU member countries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006.

Item 4.	Controls and Procedures

(a)	Material Weakness in Internal Control Over Financial Reporting
      As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2006, and based on this evaluation, identified a material weakness in our internal control over financial reporting related to accounting for income taxes. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions.
      Management has determined that, as of March 31, 2006, we had insufficient personnel resources with adequate expertise to properly manage the increased volume and complexity of income tax matters associated with the acquisition of Veritas Software Corporation. This lack of resources resulted in inadequate levels of supervision and review related to our IRS filings and our accounting for income taxes. This material weakness resulted in our failure to follow established policies and procedures designed to ensure timely income tax filings. Specifically, we did not complete the timely filing of an extension request with the IRS for the final pre-acquisition income tax return for Veritas and, accordingly, did not secure certain income tax related elections. In addition, this material weakness resulted in errors in our annual accounting for income taxes. These errors in accounting were corrected prior to the issuance of our 2006 consolidated financial statements.
      Because of the material weakness described above, management concluded that Symantec did not maintain effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Our independent registered public accounting firm, KPMG LLP, audited management’s assessment of the effectiveness of our internal control over financial reporting. KPMG LLP issued an audit report thereon, which is included in Part IV, Item 15 of our Form 10-K for the year ended March 31, 2006.

(b)	Changes in Internal Control over Financial Reporting.
      During the quarter ended June 30, 2006, we implemented the following additional controls in our internal control over financial reporting that serve to help remediate the material weakness described above:

•	Adding resources dedicated to financial reporting for income taxes

•	Implementing processes to identify and calendar all incremental tax compliance and financial accounting for income tax requirements arising from acquisitions

•	Initiating a comprehensive review of our processes and controls relating to our financial reporting for income taxes to identify additional improvements that can be made, such as the automation of key elements of our processes to enhance the analysis and calculation of the income tax provision and the reconciliation of the tax accounts
      Notwithstanding the foregoing efforts, we are continuing to undertake steps to resolve this material weakness. We expect to complete our evaluation of the effectiveness of our internal controls over financial reporting, including with regard to the remediation of this material weakness, as of the end of fiscal year 2007. During the quarter ended June 30, 2006, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Evaluation of Disclosure Controls and Procedures
      Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that, as a result of the material weakness described above, such disclosure controls and procedures were not effective as of the end of the period covered by this report.

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
      Information with respect to this Item may be found in Note 11 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 1A.	Risk Factors
      A description of the risk factors associated with our business is set forth below. There have been no material changes in such risk factors from the description previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, other than our addition of the risk factor marked with an asterisk (*) below.

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
      Integrating acquired businesses has been and will continue to be a complex, time consuming, and expensive process, and can impact the effectiveness of our internal control over financial reporting. For example, as disclosed in Item 4 in this quarterly report, our management has identified a material weakness in our internal control over financial reporting that was largely related to Symantec having insufficient personnel resources with adequate expertise to properly manage the increased volume and complexity of income tax matters arising from the acquisition of Veritas.
      If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or undergo other adverse effects that we currently do not foresee. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.
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

Our effective tax rate may increase, which could increase our income tax expense and reduce our net income.
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

*We have not historically maintained substantial levels of indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities
      In June 2006, we sold $2.1 billion in aggregate principal amount of convertible senior notes. As a result of the sale of the notes we have a substantially greater amount of long term debt than we have maintained in the past. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. While we have no current plan to borrow funds under such a credit facility, its availability would allow us immediate access to domestic funds if we identify opportunities for its use. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Stock repurchases during the three month period ended June 30, 2006 were as follows:

			Total Number of	Dollar Value of
	Total		Shares Purchased	Shares That May
	Number of	Average	Under Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs

April 1, 2006 to April 28, 2006	2,654,600	$16.44	2,654,600	$802 million
April 29, 2006 to May 26, 2006	5,562,709	$16.64	5,562,709	$709 million
May 27, 2006 to June 30, 2006	48,375,300	$15.61	48,375,300	$1,454 million

Total	56,592,609	$15.75	56,592,609

      For information with regard to our stock repurchase programs, see Note 6 of the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6.	Exhibits

Exhibit
Number	Exhibit Description

4.01	Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011) (incorporated by reference to Exhibit 4.01 of Form 8-K (File No. 000-17781) filed June 16, 2006).
4.02	Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013) (incorporated by reference to Exhibit 4.02 of Form 8-K (File No. 000-17781) filed June 16, 2006).
4.03	Registration Rights Agreement, dated as of June 16, 2006, among Symantec Corporation and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers (incorporated by reference to Exhibit 4.03 of Form 8-K (File No. 000-17781) filed June 16, 2006).
10.01	Symantec Executive Retention Plan, as amended (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-17781) filed April 27, 2006).
10.02	Form of FY07 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-17781) filed June 15, 2006).

Exhibit
Number		Exhibit Description

10.03		Purchase Agreement, dated June 12, 2006, among Symantec Corporation and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-17781) filed June 16, 2006).

10.04		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto

10.05		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson

John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer

James A. Beer
Executive Vice President and
Chief Financial Officer
Date: August 9, 2006

Exhibit Index

Exhibit
Number		Exhibit Description

4.01		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011) (incorporated by reference to Exhibit 4.01 of Form 8-K (File No. 000-17781) filed June 16, 2006).

4.02		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013) (incorporated by reference to Exhibit 4.02 of Form 8-K (File No. 000-17781) filed June 16, 2006).

4.03		Registration Rights Agreement, dated as of June 16, 2006, among Symantec Corporation and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers (incorporated by reference to Exhibit 4.03 of Form 8-K (File No. 000-17781) filed June 16, 2006).

10.01		Symantec Executive Retention Plan, as amended (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-17781) filed April 27, 2006).

10.02		Form of FY07 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-17781) filed June 15, 2006).

10.03		Purchase Agreement, dated June 12, 2006, among Symantec Corporation and Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers (incorporated by reference to Exhibit 10.01 of Form 8-K (File No. 000-17781) filed June 16, 2006).

10.04		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto

10.05		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.