Form 10-Q
period 2006-09-29
SYMANTEC CORP
filed 2006-11-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2006
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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 27, 2006: 938,017,595 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended September 29, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$2,607,786	$2,315,622
Short-term investments	346,437	550,180
Trade accounts receivable, net	561,831	670,937
Inventories	40,451	48,687
Current deferred income taxes	125,763	131,833
Other current assets	190,077	190,673

Total current assets	3,872,345	3,907,932
Property and equipment, net	991,818	946,217
Acquired product rights, net	1,067,766	1,238,511
Other intangible assets, net	1,339,779	1,440,873
Goodwill	10,335,004	10,331,045
Other long-term assets	81,331	48,605

	$17,688,043	$17,913,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes	$—	$512,800
Accounts payable	166,844	167,135
Accrued compensation and benefits	266,240	277,170
Current deferred revenue	1,906,148	1,915,179
Other accrued expenses	172,947	185,882
Income taxes payable	262,523	419,401

Total current liabilities	2,774,702	3,477,567
Convertible senior notes	2,100,000	—
Long-term deferred revenue	321,870	248,273
Long-term deferred tax liabilities	248,700	493,956
Other long-term obligations	21,471	24,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,324,959 and 1,210,660 shares issued at September 30, 2006 and March 31, 2006; 941,308 and 1,040,885 shares outstanding at September 30, 2006 and March 31, 2006)	9,413	10,409
Capital in excess of par value	10,759,857	12,426,690
Accumulated other comprehensive income	176,981	146,810
Deferred stock-based compensation	—	(43,595)
Retained earnings	1,275,049	1,128,157

Total stockholders’ equity	12,221,300	13,668,471

	$17,688,043	$17,913,183

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
Content, subscriptions, and maintenance	$948,786	$717,155	$1,854,117	$1,286,009
Licenses	313,287	338,709	667,042	469,797

Total net revenues	1,262,073	1,055,864	2,521,159	1,755,806
Cost of revenues:
Content, subscriptions, and maintenance	207,073	173,347	404,043	272,027
Licenses	11,824	10,623	28,016	17,725
Amortization of acquired product rights	85,338	129,472	172,949	140,485

Total cost of revenues	304,235	313,442	605,008	430,237

Gross profit	957,838	742,422	1,916,151	1,325,569
Operating expenses:
Sales and marketing	462,551	406,131	926,988	618,046
Research and development	221,906	194,076	438,168	286,414
General and administrative	80,366	61,548	159,847	92,810
Amortization of other intangible assets	50,479	48,309	101,093	50,048
Acquired in-process research and development	—	284,000	—	284,000
Restructuring	6,220	1,452	19,478	4,926
Patent settlement	—	—	—	2,200
Integration	—	5,253	—	13,154

Total operating expenses	821,522	1,000,769	1,645,574	1,351,598

Operating income (loss)	136,316	(258,347)	270,577	(26,029)
Interest and other income, net	50,566	39,963	78,200	62,721
Interest expense	(8,053)	(7,503)	(14,731)	(7,503)

Income (loss) before income taxes	178,829	(225,887)	334,046	29,189
Provision for income taxes	55,395	25,441	115,821	81,884

Net income (loss)	$123,434	$(251,328)	$218,225	$(52,695)

Net income (loss) per share — basic	$0.13	$(0.21)	$0.22	$(0.06)
Net income (loss) per share — diluted	$0.12	$(0.21)	$0.21	$(0.06)
Shares used to compute net income (loss) per share — basic	966,757	1,172,130	997,789	941,727
Shares used to compute net income (loss) per share — diluted	987,916	1,172,130	1,018,427	941,727

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$218,225	$(52,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	108,928	80,830
Amortization	282,114	175,448
Stock-based compensation expense	82,629	16,174
Write-off of acquired in-process research and development	—	284,000
Deferred income taxes	(24,857)	(103,384)
Income tax benefit from stock options	10,843	61,621
Excess income tax benefit from stock options	(5,894)	—
Gain on sale of property and equipment	(16,716)	—
Other	2,697	1,568
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	119,617	109,547
Inventories	9,325	4,632
Accounts payable	(14,015)	49,806
Accrued compensation and benefits	(16,743)	(44,296)
Deferred revenue	27,714	47,702
Income taxes payable	(155,107)	(17,884)
Other operating assets and liabilities	(14,717)	(83,800)

Net cash provided by operating activities	614,043	529,269
INVESTING ACTIVITIES:
Capital expenditures	(205,688)	(81,733)
Proceeds from sale of property and equipment	86,904	—
Cash acquired in (payments for) business acquisitions, net	(4,590)	1,122,854
Purchase of equity investments	—	(6,483)
Purchases of available-for-sale securities	(42,492)	(1,651,282)
Proceeds from sales of available-for-sale securities	245,968	2,918,020

Net cash provided by investing activities	80,102	2,301,376
FINANCING ACTIVITIES:
Issuance of convertible senior notes	2,067,762	—
Purchase of hedge on convertible senior notes	(592,490)	—
Sale of common stock warrants	326,102	—
Repurchase of common stock	(1,866,318)	(1,680,205)
Net proceeds from issuance of common stock under employee stock benefit plans	117,982	80,655
Repayment of debt	(520,000)	(491,462)
Excess income tax benefit from stock options	5,894	—

Net cash used in financing activities	(461,068)	(2,091,012)
Effect of exchange rate fluctuations on cash and cash equivalents	59,087	(24,660)

Increase in cash and cash equivalents	292,164	714,973
Beginning cash and cash equivalents	2,315,622	1,091,433

Ending cash and cash equivalents	$2,607,786	$1,806,406

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisitions	$—	$13,196,850

Payable for repurchases of common stock	$—	$144,838

The accompanying Notes to Condensed Consolidated Financial Statements are
an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of September 30, 2006 and March 31, 2006 and for the three-month and six-month periods ended September 30, 2006 and 2005 are unaudited and have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three-month and six-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2006, March 31, 2006, and September 30, 2005 reflect amounts as of and for the periods ended September 29, 2006, March 31, 2006, and September 30, 2005, respectively. The three-month periods ended September 30, 2006 and 2005 each comprised 13 weeks of activity. The six-month periods ended September 30, 2006 and 2005 each comprised 26 weeks of activity.

Significant accounting policies

On April 1, 2006, we adopted a new policy related to stock-based compensation, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the six months ended September 30, 2006 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB No. 25 and related interpretations. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, and employee stock purchase plan purchase rights on the date of grant and amortize the fair value of the award to compensation expense over the service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the effective date that are subsequently modified. For stock-based awards granted on or after April 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Estimated compensation expense for stock-based awards that were outstanding and unvested as of the effective date will be recognized over the remaining service period under the pro forma provisions of SFAS No. 123.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS No. 123R had a material effect on our consolidated financial position and results of operations. See Note 7 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Recent accounting pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

In addition, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, in February 2006 and FASB Staff Position FAS 143-1, Accounting for Electronic Equipment Waste Obligations, in June 2005. The potential effects of these pronouncements on our financial position and results of operations is discussed in Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	September 30,	March 31,
	2006	2006
	(In thousands)

Trade accounts receivable, net:
Receivables	$571,946	$679,731
Less: allowance for doubtful accounts	(10,115)	(8,794)

	$561,831	$670,937

Property and equipment, net:
Computer hardware and software	$719,749	$654,946
Office furniture and equipment	155,034	149,591
Buildings	495,850	434,548
Leasehold improvements	219,616	190,385

	1,590,249	1,429,470
Less: accumulated depreciation and amortization	(718,910)	(612,072)

	871,339	817,398
Land	120,479	128,819

	$991,818	$946,217

Note 3.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)

Net income (loss)	$123,434	$(251,328)	$218,225	$(52,695)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(165)	(4,317)	1,612	(4,568)
Change in cumulative translation adjustment, net of tax	2,089	1,473	28,559	(27,006)

Total other comprehensive income (loss)	1,924	(2,844)	30,171	(31,574)

Comprehensive income (loss)	$125,358	$(254,172)	$248,396	$(84,269)

Accumulated other comprehensive income as of September 30, 2006 and 2005 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on available-for-sale investments, net of taxes, were immaterial for all periods presented.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

Goodwill by segment is as follows:

		Security and
	Consumer	Data	Data Center		Total
	Products	Management	Management	Services	Company
	(In thousands)

Balance as of March 31, 2006	$102,810	$4,597,889	$5,396,985	$233,361	$10,331,045
Goodwill adjustments	—	1,063	2,821	75	3,959

Balance as of September 30, 2006	$102,810	$4,598,952	$5,399,806	$233,436	$10,335,004

During the six months ended September 30, 2006, we adjusted the goodwill from certain acquisitions for individually immaterial amounts primarily related to deferred taxes based on post-closing reviews.

Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. During the June 2006 quarter, we reclassified our operating segments and the related goodwill as described in Note 12, and determined that there were no indicators of impairment of goodwill. We will also continue to test for impairment during the March quarter of each year, or earlier if indicators of impairment exist.

Acquired product rights

Acquired product rights subject to amortization are as follows:

	September 30, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,597,567	$(588,640)	$1,008,927
Patents	80,917	(22,078)	58,839
Backlog and other	60,661	(60,661)	—

	$1,739,145	$(671,379)	$1,067,766

	March 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,597,567	$(420,887)	$1,176,680
Patents	78,713	(18,416)	60,297
Backlog and other	60,661	(59,127)	1,534

	$1,736,941	$(498,430)	$1,238,511

During the three-month periods ended September 30, 2006 and 2005, amortization expense for acquired product rights was $85 million and $129 million, respectively. During the six-month periods ended September 30, 2006 and 2005, amortization expense for acquired product rights was $173 million and $140 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Operations. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of September 30, 2006, is estimated to be as follows:

Last two quarters of fiscal 2007	$169 million
2008	$335 million
2009	$329 million
2010	$176 million
2011	$42 million
Thereafter	$17 million

Other intangible assets

Other intangible assets subject to amortization are as follows:

	September 30, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,493,982	$(241,189)	$1,252,793
Trade name	107,202	(21,749)	85,453
Marketing-related assets	2,100	(2,100)	—
Partnership agreements	2,300	(767)	1,533

	$1,605,584	$(265,805)	$1,339,779

	March 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,493,982	$(147,168)	$1,346,814
Trade name	107,202	(15,426)	91,776
Marketing-related assets	2,100	(1,925)	175
Partnership agreements	2,300	(192)	2,108

	$1,605,584	$(164,711)	$1,440,873

During the three-month periods ended September 30, 2006 and 2005, amortization expense for other intangible assets was $50 million and $48 million, respectively. During the six-month periods ended September 30, 2006 and 2005, amortization expense for other intangible assets was $101 million and $50 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Operations. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of September 30, 2006, is estimated to be as follows:

Last two quarters of fiscal 2007	$100 million
2008	$199 million
2009	$197 million
2010	$196 million
2011	$195 million
Thereafter	$453 million

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Debt

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

Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Senior Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control of Symantec may be entitled to a “make whole” premium in the form of an increase in the conversion rate. In addition, upon a change in control, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount. As of September 30, 2006, none of the conditions allowing holders of the Senior Notes to convert had been met.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2006, in accordance with the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128, Earnings per Share, the Senior Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the Senior Notes will be settled in cash upon conversion. Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share, using the treasury stock method. As a result, for the first $1.00 by which the price of our common stock exceeds $19.12 per share there would be dilution of approximately 5.4 million shares. As the share price continues to increase, additional dilution would occur at a declining rate such that a price of $27.3175 per share would yield cumulative dilution of approximately 32.9 million shares. If our common stock exceeds $27.3175 per share we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The Senior Notes along with the warrants have a combined dilutive effect such that for the first $1.00 by which the price exceeds $27.3175 per share there would be cumulative dilution of approximately 39.5 million

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.

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

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the Senior Notes.

Convertible subordinated notes

In connection with the acquisition of Veritas Software Corporation on July 2, 2005, we assumed the Veritas 0.25% convertible subordinated notes, or the 0.25% Notes. On August 1, 2006, at the option of the holders, we repurchased $510 million of the 0.25% Notes at a price equal to the principal amount, plus accrued and unpaid interest. On August 28, 2006, at our election, we repurchased the remaining $10 million of the 0.25% Notes at a price equal to the principal amount plus accrued and unpaid interest.

Line of credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. At September 30, 2006, we were in compliance with all covenants. We have made no borrowings under the credit facility through September 30, 2006.

Note 6.	Stock Transactions

Stock repurchases

We have operated stock repurchase programs since 2001. On January 31, 2006, we announced that the Board, through one of its committees, authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date. At the beginning of fiscal 2007, $846 million of this authorization remained available for future repurchases. In addition to the January authorization, on June 5, 2006, the Board of Directors authorized the repurchase of $1.5 billion of Symantec common stock, which was announced on June 12, 2006 in connection with the announcement of our offering of the Senior Notes.

During the six-month period ended September 30, 2006, we repurchased 110 million shares of our common stock at prices ranging from $15.61 to $21.09 per share for an aggregate amount of $1.9 billion. During the six-month period ended September 30, 2005, we repurchased 84 million shares at prices ranging from $18.33 to $22.51 per share for an aggregate amount of $1.8 billion. As of September 30, 2006, an aggregate of $479 million remained authorized for future repurchases under our authorized stock repurchase programs. We have entered into Rule 10b5-1 trading plans intended to facilitate stock repurchases of $195 million through the end of fiscal 2007, and we intend to use the remaining amount of the authorizations to make stock repurchases opportunistically.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stock-Based Compensation

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R. See Note 1 for a description of our adoption of SFAS No. 123R. We currently have in effect certain stock purchase plans, stock award plans, and equity incentive plans, as described in detail in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. There have been no material changes to any such plans, except with regard to our 2004 Equity Incentive Plan, or 2004 Plan, which was amended and restated by our stockholders on September 13, 2006, as described below.

2004 Equity Incentive Plan

Under the 2004 Plan, our Board of Directors, or a committee of the Board of Directors, may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock units (RSUs), or restricted stock awards to employees, officers, directors, consultants, independent contractors, and advisors to us, or to any parent, subsidiary, or affiliate of ours. The purpose of the 2004 Plan is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards of stock options and stock bonuses. Under the terms of the 2004 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant. Options generally vest over a four-year period and have a maximum term of seven years.

We have reserved 70.3 million shares for issuance under the 2004 Plan. These shares include 18.0 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 9.5 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, or 1996 Plan, upon the expiration of the 1996 Plan in March 2006, and 40.0 million shares that were approved for issuance on the amendment and restatement of the 2004 Plan at our 2006 annual meeting of stockholders. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon its expiration will also be added to the 2004 Plan reserve. As of September 30, 2006, 53.1 million shares remain available for future grant under the 2004 Plan.

At our 2006 annual meeting of stockholders, our stockholders approved the amendment and restatement of the 2004 Plan, which included the following key changes: 1) an increase of 40.0 million in the number of shares reserved for issuance under the 2004 Plan; 2) modification of the share pool available under the 2004 Plan to reflect a ratio-based pool, where the grant of each full-value award, such as a share of restricted stock or an RSU decreases the pool by two shares; and 3) a change in the form of equity grants to our non-employee directors from stock options to a fixed dollar amount of RSUs.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected life	3.1 years	3.5 years	3.1 years	3.5 years
Expected volatility	0.34	0.45	0.34	0.45
Risk free interest rate	5.1%	3.4%	4.9%	3.4%

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

Stock-based compensation expense

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)

Cost of revenues — Content, subscriptions, and maintenance	$3,897	$—	$6,761	$—
Cost of revenues — Licenses	1,285	—	2,403	—
Sales and marketing	17,106	4,457	31,250	5,263
Research and development	16,906	6,763	31,004	7,868
General and administrative	6,616	2,169	11,211	3,043

Total stock-based compensation	45,810	13,389	82,629	16,174
Tax benefit associated with stock-based compensation expense	10,478	3,673	17,880	4,229

Net effect of stock-based compensation expense on net income	$35,332	$9,716	$64,749	$11,945

As a result of adopting SFAS No. 123R, Net income per share — basic and Net income per share — diluted are each $0.04 lower for the three months ended September 30, 2006 and are each $0.06 lower for the six months ended September 30, 2006 than if we had continued to account for stock-based compensation in accordance with APB No. 25.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, total unrecognized compensation cost related to unvested stock options and RSUs was $210 million and $33 million, respectively, which is expected to be recognized over the remaining weighted average vesting periods of 2.9 years for stock options and 3.1 years for RSUs.

Prior to the adoption of SFAS No. 123R, we provided the pro forma information regarding net income and net income per share required by SFAS No. 123. This information was required to be determined as if we had accounted for our employee stock options, including shares issued under our ESPP, granted subsequent to March 31, 1995 under the fair value method of SFAS No. 123. We generally did not recognize stock-based compensation expense in our Condensed Consolidated Statements of Operations for option grants to our employees for the periods prior to our adoption of SFAS No. 123R because the exercise price of options granted was equal to the fair market value of the underlying common stock on the date of grant. Prior to April 1, 2006, stock-based compensation expense resulted primarily from stock options and RSUs assumed in acquisitions and restricted stock granted to executives. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three- and six-month periods ended September 30, 2005:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per
	share amounts)

Net loss, as reported	$(251,328)	$(52,695)
Add: Amortization of deferred stock-based compensation included in reported net loss, net of tax	9,716	11,945
Less: Stock-based employee compensation expense excluded from reported net loss, net of tax	(49,242)	(98,593)[1]

Pro forma net loss	$(290,854)	$(139,343)

Net loss per share — basic and diluted
As reported	$(0.21)	$(0.06)
Pro forma	$(0.25)	$(0.15)

[1]	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.

Prior to the adoption of SFAS No. 123R, we presented Deferred stock-based compensation as a separate component of Stockholders’ Equity. In accordance with the provisions of SFAS No. 123R, on April 1, 2006, we reversed the balance in Deferred stock-based compensation to Capital in excess of par value in the Condensed Consolidated Balance Sheet.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions related to stock options as operating cash flows in our Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for exercised options to be classified as financing cash flows. Accordingly, we classified $6 million of such excess tax benefits as financing cash flows rather than operating cash flows in our Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2006.

We have calculated the tax benefit related to stock options in accordance with the guidance provided in SFAS No. 123R. However, we are continuing to evaluate the “short-cut” method allowed by FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We will make a final determination of the method that we will use no later than March 31, 2007. If we ultimately determine that we will

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use the “short-cut” method, all post-adoption amounts related to income tax benefits from stock options would be reclassified in our Condensed Consolidated Statements of Cash Flows from operating activities to financing activities.

Award activity

The following table summarizes stock option activity for the six months ended September 30, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value[1]
	(In thousands)			(In thousands)

Outstanding at April 1, 2006	123,023	$17.72
Granted	13,330	16.32
Exercised	(8,264)	10.09
Forfeited[2]	(4,371)	19.42
Expired[3]	(6,162)	25.96

Outstanding at September 30, 2006	117,556	$17.60	5.9 years	$646,031

Exercisable at September 30, 2006	77,080	$16.95	5.8 years	$523,785

[1]	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of September 30, 2006 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $21.28, the closing price of our common stock on September 30, 2006, as reported by the NASDAQ Global Select Market.

[2]	Refers to options cancelled before their vest dates.

[3]	Refers to options cancelled on or after their vest dates.

The weighted-average fair value per share of options granted during the six months ended September 30, 2006 and 2005 was $4.81 and $8.49, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2006 and 2005 was $62 million and $77 million, respectively.

The following table summarizes RSU activity for the six months ended September 30, 2006.

		Weighted-
		Average
	Number	Purchase	Aggregate
	of Shares	Price	Intrinsic Value
	(In thousands)		(In thousands)

Outstanding at April 1, 2006	346	$—
Granted	3,023	—
Vested	(28)	—
Forfeited	(182)	—

Outstanding at September 30, 2006	3,159	$—	$67,237

Exercisable at September 30, 2006	—	$—	$—

The weighted-average fair value per share of RSUs granted during the six months ended September 30, 2006 was $16.41. There were no RSUs granted during the six months ended September 30, 2005. The total fair value of RSUs that vested during the six months ended September 30, 2006 and 2005 was $470,000 and $4 million, respectively.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Restructuring

As of September 30, 2006, we had a restructuring reserve of $27 million, of which $19 million was included in Other accrued expenses in the Condensed Consolidated Balance Sheets and $8 million was included in Other long-term liabilities in the Condensed Consolidated Balance Sheets. The restructuring reserve consists of $6 million related to a restructuring reserve assumed from Veritas in connection with the acquisition, $10 million related to restructuring reserves established in the six months ended September 30, 2006, and $11 million related to restructuring reserves established in fiscal 2006. Restructuring reserves established in fiscal 2006 include $6 million related to our 2006 restructuring plan, an immaterial amount related to restructuring costs as a result of the Veritas acquisition, and $5 million related to restructuring costs as a result of our other acquisitions.

Restructuring expense

During the six months ended September 30, 2006, we recorded $19 million of restructuring costs. These restructuring costs are related to executive severance and to severance, associated benefits, and outplacement services for the termination of 323 redundant employees located in the United States, Europe, and Asia Pacific. The restructuring costs also included an immaterial amount related to excess facilities that we vacated in the United States, Europe, and Asia Pacific. During the six months ended September 30, 2006, we paid $9 million related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2008.

In fiscal 2006, we recorded $25 million of restructuring costs, of which $5 million was recorded in the six months ended September 30, 2005. The fiscal 2006 restructuring costs included $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. These restructuring costs reflect the termination of 446 redundant employees located in the United States, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. At March 31, 2006, $9 million remained related to this reserve. During the six months ended September 30, 2006, we paid $3 million related to this reserve. We expect the remainder of the costs, the majority of which relate to restructured facilities, to be paid by the end of fiscal 2018.

Amounts related to restructuring expense are included in Restructuring in the Condensed Consolidated Statements of Operations.

Acquisition-related restructuring

In connection with the Veritas acquisition, we assumed a restructuring reserve of $53 million related to the 2002 Veritas facilities restructuring plan. At March 31, 2006, $9 million remained related to this reserve. During the six months ended September 30, 2006, we paid $4 million related to this reserve and increased this reserve by an immaterial amount as we determined that the costs related to certain facilities would be greater than originally accrued. The remaining reserve amount of $6 million will be paid over the remaining lease terms, ending at various dates through 2022. The majority of costs are currently scheduled to be paid by the end of fiscal 2011.

In connection with the Veritas acquisition, we recorded $7 million of restructuring costs, of which $2 million related to excess facilities costs and $5 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the Veritas acquisition. At March 31, 2006, $3 million remained related to this reserve. During the six months ended September 30, 2006, we paid an immaterial amount related to this reserve and reduced this reserve by an immaterial amount as we determined that the costs related to certain facilities would be less than originally accrued. We expect the remainder of the costs to be paid by the end of fiscal 2007.

In connection with our other acquisitions in fiscal 2006, we recorded $12 million of restructuring costs, of which $8 million related to severance, associated benefits, and outplacement services and $4 million related to excess facilities costs. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of our other acquisitions. At March 31, 2006, $9 million remained related to

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this reserve. During the six months ended September 30, 2006, we paid $4 million related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2012.

Amounts related to acquisition-related restructuring are reflected in the purchase price allocation of the applicable acquisition.

Note 9.	Net Income (Loss) Per Share

The components of net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net income (loss) per share — basic:
Net income (loss)	$123,434	$(251,328)	$218,225	$(52,695)
Weighted average number of common shares outstanding during the period	966,757	1,172,130	997,789	941,727

Net income (loss) per share — basic	$0.13	$(0.21)	$0.22	$(0.06)

Net income (loss) per share — diluted:
Net income (loss)	$123,434	$(251,328)	$218,225	$(52,695)
Weighted average number of common shares outstanding during the period	966,757	1,172,130	997,789	941,727
Shares issuable from assumed exercise of options using the treasury stock method	20,762	—	20,439	—
Dilutive impact of restricted stock units using the treasury stock method	397	—	199	—

Total shares for purposes of calculating diluted net income (loss) per share — diluted	987,916	1,172,130	1,018,427	941,727

Net income (loss) per share — diluted	$0.12	$(0.21)	$0.21	$(0.06)

The following potential common shares were excluded from the computation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)

Stock options[1]	71,775	126,673	73,180	126,673
Restricted stock units[1]	51	—	25	—
Veritas 0.25% Notes[2]	—	12,674	—	12,674

	71,826	139,347	73,205	139,347

[1]	These employee stock options and RSUs were excluded from the computation of diluted net income per share because their impact is anti-dilutive.

[2]	Potential common shares related to 0.25% Notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three- and six-month periods ended September 30, 2006, the effect of the convertible Senior Notes and the warrants were excluded because, as discussed in Note 5, they have no impact on diluted net income per share until our average stock price for the applicable period reaches $19.12 per share and $27.3175 per share, respectively.

Note 10.	Income Taxes

The effective tax rate was approximately 31% and 35% for the three- and six-month periods ended September 30, 2006, respectively, compared to (11)% and 281% for the comparable periods in 2005. Absent the tax effect of non-recurring items, we have provided for income taxes at an estimated annualized effective tax rate of 35% for the fiscal year 2006, compared to a 33% rate for fiscal year 2005. Both periods’ tax rates are favorably impacted by the benefit of low-taxed foreign earnings, offset by state income taxes. In addition, the fiscal 2006 tax rate reflects non-deductible stock based compensation resulting from the adoption of SFAS No. 123R. The tax rates for the 2005 periods reflect the non-deductibility of the IPR&D charge of $284 million recorded in the quarter ended September 30, 2005.

In the September 2006 quarter, an $8 million tax benefit was recorded for the final Internal Revenue Service, or IRS, audit settlement of Symantec’s fiscal years 2003 and 2004. The tax expense for the June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition tax return. The June 2005 quarter’s tax expense has been reduced by a $20 million tax benefit related to technical corrections to the American Jobs Creation Act of 2004 with respect to the treatment of foreign taxes paid on the earnings repatriated under the Act.

On September 5, 2006, we executed a closing agreement with the IRS with respect to the audit of Symantec’s fiscal years 2003 and 2004 federal income tax returns. The closing agreement represents the final assessment by the IRS of additional tax for these fiscal years of approximately $35 million including interest. Based on the final settlement, a tax benefit of $8 million is reflected in the current quarter.

On June 26, 2006, we filed a petition with the U.S. Tax Court to protest a Notice of Deficiency from the IRS claiming that we owe $867 million, excluding penalties and interest, for the 2000 and 2001 tax years based on an audit of Veritas, which we acquired in July, 2005. On August 30, 2006, the IRS answered our petition and the case has been docketed for trial in U.S. Tax Court. See Note 11 for further discussion.

In connection with the note hedge transactions discussed in Note 5, we established a deferred tax asset of approximately $232 million to account for the book-tax basis difference in the convertible notes resulting from note hedge transactions. The deferred tax asset has been accounted for as an increase to Capital in excess of par value.

Note 11.	Litigation

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS is $867 million, excluding penalties and interest. We do not agree with the IRS position and on June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. On August 30, 2006, the IRS answered our petition and this matter has been docketed for trial in U.S. Tax Court. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate.

Prior to our acquisition of Veritas, Veritas had been in discussions with the staff of the SEC regarding the SEC’s review of the matters discussed in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and, based on communications with the staff, Veritas expected these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC is subject

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to agreement on final terms and documentation, approval by our board of directors, and approval by the SEC Commissioners. In the March quarter of 2005, Veritas recorded a charge of $30 million in its consolidated statement of operations, and a corresponding accrual in its balance sheet. As of the filing of this Quarterly Report, the terms of the final settlement are still under consideration by the SEC Commissioners, and have not been approved. As part of our accounting for the acquisition of Veritas, we recorded the accrual of $30 million in Other accrued expenses in the Condensed Consolidated Balance Sheets. We intend to cooperate with the SEC in its investigation and review of the foregoing matters.

We are also involved in a number of other judicial and administrative proceedings, including those described in Note 14 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and others that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse affect on our financial condition or results of operations.

Note 12.	Segment Information

In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. Amounts for the three and six months ended September 30, 2005 have been reclassified to conform to our current presentation.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of September 30, 2006, we had five operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security and problem-solving products to individual users, home offices, and small businesses.

•	Security and Data Management. Our Security and Data Management segment focuses on providing enterprise and large enterprise customers with endpoint security, information security, and security management software, as well as providing small and medium-sized businesses with software to provision, backup, secure, and remotely access their personal computers and servers.

•	Data Center Management. Our Data Center Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions.

•	Services. Our Services segment provides a full range of consulting and educational services to assist our customers in assessing, architecting, implementing, supporting, and maintaining their security, storage, and infrastructure software solutions.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, patent settlement, stock-based compensation, and restructuring; and certain indirect costs, that are not charged to the other operating segments.

The accounting policies of the segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. The majority of our assets and liabilities are not discretely identified by segment. The depreciation and amortization of our property,

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

		Security and
	Consumer	Data	Data Center			Total
	Products	Management	Management	Services	Other	Company
	(In thousands)

Three months ended September 30, 2006:
Net revenues	$394,702	$479,734	$332,945	$54,626	$66	$1,262,073
Operating income (loss)	234,847	183,513	90,697	(11,551)	(361,190)	136,316
Depreciation and amortization expense	492	6,179	10,623	825	174,279	192,398
Three months ended September 30, 2005:
Net revenues	$350,933	$430,969	$229,498	$44,470	$(6)	$1,055,864
Operating income (loss)	233,557	185,658	(22,937)	(8,899)	(645,726)	(258,347)
Depreciation and amortization expense	417	7,014	13,730	1,243	219,727	242,131
Six months ended September 30, 2006:
Net revenues	$779,516	$960,377	$668,659	$112,541	$66	$2,521,159
Operating income (loss)	471,301	352,284	192,017	(19,059)	(725,966)	270,577
Depreciation and amortization expense	975	12,396	21,923	1,678	354,070	391,042
Six months ended September 30, 2005:
Net revenues	$712,966	$756,474	$229,498	$56,852	$16	$1,755,806
Operating income (loss)	475,831	283,957	(22,937)	(14,627)	(748,253)	(26,029)
Depreciation and amortization expense	835	12,096	14,325	1,404	243,792	272,452

Note 13.	Subsequent Events

On November 3, 2006, we entered into an agreement to acquire Company-i Limited, a UK-based professional services firm that specializes in addressing key challenges associated with operating and managing a data center in the financial services industry, for an estimated purchase price, excluding acquisition related costs, of $25 million plus potential additional payments of up to $11 million if certain conditions are met. We believe this acquisition will further our capability to help clients manage their information technology risk and cost, particularly in the data center. The acquisition is expected to close in the third quarter of fiscal 2007, subject to the satisfaction of closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. The words “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions identify forward-looking statements. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. We encourage you to read these sections carefully.

OVERVIEW

We are the world leader in providing infrastructure software to protect individuals and enterprises from a variety of risks. We provide consumers, home offices, and small businesses with Internet security and personal computer, or PC, problem-solving products; we provide small and medium-sized businesses with software to provision, backup, secure, and remotely access their PCs and servers; we provide enterprise and large enterprise customers with security, storage and server management, data protection, and application performance management solutions; and we provide a full range of consulting and educational services to enterprises of all sizes. In addition, we continually work to enhance the features and functionality of our existing products, extend our product leadership, and create innovative solutions for our customers to address the rapidly changing threat environment. Founded in 1982, we have operations in over 40 countries worldwide.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2006, March 31, 2006, and September 30, 2005 reflect amounts as of and for the periods ended September 29, 2006, March 31, 2006, and September 30, 2005, respectively. The three-month periods ended September 30, 2006 and 2005 each comprised 13 weeks of activity. The six-month periods ended September 30, 2006 and 2005 each comprised 26 weeks of activity.

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

Our Business

In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. Amounts for the three- and six-month periods ended September 30, 2005 have been reclassified to conform to our current presentation.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of September 30, 2006, we had five operating segments, descriptions of which are provided in Note 12 of Notes to Condensed Consolidated Financial Statements.

Our net income was $123 million and $218 million, respectively, for the three and six months ended September 30, 2006 as compared to our net loss of $251 million and $53 million, respectively, for the three and six months ended September 30, 2005. The net loss in the 2005 periods was driven largely by the write-off of

$284 million of acquired in-process research and development, or IPR&D, as a result of the Veritas acquisition, for which there is no comparable charge in the 2006 periods. The increased profitability in the 2006 periods is also the result of revenue growth partially offset by stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, effective April 1, 2006. In addition, the six months ended September 30, 2006 includes amortization of acquired product rights and other intangible assets resulting from our acquisition of Veritas for the full period while the comparable 2005 period includes this amortization only for the three months subsequent to the acquisition date of July 2, 2005. As of September 30, 2006, employee headcount had increased by approximately 14% from the September 2005 quarter end.

The three- and six-month periods ended September 30, 2006 delivered global revenue growth across all of our operating segments and geographic regions, as compared to the comparable prior year periods. For the six-month period, the overall growth is primarily attributable to our acquisition of Veritas. In both periods, growth is due to the continued growth in the use of the Internet and an increase in awareness and sophistication of threats around the world to the safety and integrity of a company’s data, both from Internet-related sources and from other factors such as systems failures. Strength in most major foreign currencies favorably impacted our international revenue growth by $21 million and $19 million, respectively, during the three- and six-month periods ended September 30, 2006 as compared to the same periods in 2005.

Critical Accounting Estimates

On April 1, 2006, we adopted a new policy related to stock-based compensation pursuant to our adoption of SFAS No. 123R, as more fully described below. Other than this change, there have been no significant changes in our critical accounting estimates during the six months ended September 30, 2006 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Stock-based compensation

Effective April 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, or RSUs, and purchase rights under our employee stock purchase plan, or ESPP, on the date of grant and amortize the fair value of the award over the requisite service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after April 1, 2006, we will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Estimated compensation expense for awards that were outstanding as of the effective date will be recognized over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

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

The guidance in SFAS No. 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods, and assumptions.

Stock-based compensation expense related to employee stock options, RSUs, and employee stock purchases recognized under SFAS No. 123R for the three and six months ended September 30, 2006 was $46 million and $83 million, respectively.

See Note 7 of Notes to Condensed Consolidated Financial Statements for further information regarding SFAS No. 123R disclosures.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Net revenues	$1,262,073	$1,055,864	$2,521,159	$1,755,806
Period over period increase	$206,209		$765,353
	20%		44%

We were required under purchase accounting rules to reduce the amount of Veritas’ deferred revenue that we recorded in connection with our acquisition of Veritas to an amount equal to the fair value of our contractual obligation related to that deferred revenue. A majority of the increase in revenue related to storage and availability products and services in the three months ended September 30, 2006 and a portion of the increase in such revenue in the six months ended September 30, 2006 is due to the fact that the amount of revenue recognized in the comparable 2005 periods was lower as a result of the purchase accounting adjustment relating to deferred revenue for those storage and availability products and services that were obtained through our acquisition of Veritas. Unless otherwise specified, “storage and availability products and services” include products and services obtained through our acquisition of Veritas, and complementary products and services obtained or developed subsequent to such acquisition.

Net revenues increased during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 due to increased revenues from our enterprise products and consumer products of $162 million and $44 million, respectively. The enterprise product increases were due substantially to the effect of the purchase accounting adjustment discussed above. In addition, our focus on security and availability functionality and services and the continuing growth in demand for our consumer products also contributed to the increase. The segment discussions that follow further describe the revenue increases.

During the six-month period ended September 30, 2006, net revenues increased as compared to the comparable period last year primarily due to the inclusion of the storage and availability products and services that were obtained through our acquisition of Veritas for the full six months in the 2006 period compared to three months in the 2005 period. These products and services contributed $513 million of net revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. The remainder of the revenue increase in the six months ended September 30, 2006 as compared to the comparable period of the prior year is due to increases in our enterprise products revenue and consumer products revenue of $185 million and $67 million, respectively, including the impact of the purchase accounting adjustment discussed above.

We plan to combine the buying programs for all of our enterprise offerings in the December 2006 quarter. Prior to this time, our storage and availability products and services have been sold under Veritas’ pre-merger buying programs. Due to this combination, our vendor-specific objective evidence, or VSOE, methodology will change for these products and services to conform to the VSOE methodology we use for our security products. We expect that this will result in increased revenue deferrals. In addition, the combination of the buying programs will also cause certain amounts of revenue that would otherwise be classified as Licenses revenue to be classified as Content, subscriptions, and maintenance revenue.

Content, subscriptions, and maintenance revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Content, subscriptions, and maintenance revenues	$948,786	$717,155	$1,854,117	$1,286,009
Percentage of total net revenues	75%	68%	74%	73%
Period over period increase	$231,631		$568,108
	32%		44%

Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period. Beginning with the release of our 2006 consumer products that include content updates in the December 2005 quarter, we recognize revenue related to these products ratably. As a result, this revenue has been classified as Content, subscriptions, and maintenance beginning in the December 2005 quarter. In addition, as noted above, we plan to combine the buying programs for all of our enterprise offerings in the December 2006 quarter, which will impact VSOE methodology and classification of license revenue, as discussed above under “Total Net Revenues.”

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

Content, subscriptions, and maintenance revenue related to sales of storage and availability products and services acquired through the Veritas acquisition contributed $139 million in increased revenues in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The majority of the increase was due to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. In addition, Content, subscriptions, and maintenance revenue increased in the September 2006 quarter as compared to the comparable period last year due to increases of $53 million and $32 million in revenue related to our consumer products and enterprise products, respectively, due to growth in the use of the Internet, and an increased awareness and sophistication of security threats.

During the six-month period ended September 30, 2006, Content, subscriptions, and maintenance revenues increased as compared to the comparable period last year primarily due to the inclusion of the storage and availability products and services that were obtained through our acquisition of Veritas for the full six months in the 2006 period compared to three months in the 2005 period. These products and services contributed $246 million of Content, subscriptions, and maintenance revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, in the six months ended September 30, 2006, Content, subscriptions, and maintenance revenue related to our enterprise products increased $223 million, primarily due to increased awareness of information security threats. Revenue related to our consumer products increased $99 million as compared to the 2005 period due primarily to growth in Norton Internet Security products and online revenues.

Licenses revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Licenses revenues	$313,287	$338,709	$667,042	$469,797
Percentage of total net revenues	25%	32%	26%	27%
Period over period increase(decrease)	$(25,422)		$197,245
	(8)%		42%

As a result of increases in pricing for our 2006 consumer products that include content updates, which were released in the December 2005 quarter, we recognize revenue related to these products ratably as Content, subscriptions, and maintenance revenues. Because of these increases in pricing, Licenses revenue decreased in the September 2006 quarter as compared to the comparable period last year.

During the six-month period ended September 30, 2006, Licenses revenues increased as compared to the comparable period last year primarily due to the inclusion of the storage and availability products that were obtained through our acquisition of Veritas for the full six months in the 2006 period compared to three months in the 2005 period. These products contributed $268 million of Licenses revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. The ratable recognition of revenue related to our 2006 consumer products that include content updates resulted in a decrease in Licenses revenue of $32 million in the six months ended September 30, 2006 as compared to the comparable period last year. In addition, a $38 million decrease in license revenue from our enterprise products partially offset the overall increase in Licenses revenue.

Net revenues by segment

Consumer Products segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Consumer Products revenues	$394,702	$350,933	$779,516	$712,966
Percentage of total net revenues	31%	33%	31%	41%
Period over period increase	$43,769		$66,550
	12%		9%

The increase in Consumer Products revenues in the three- and six-month periods ended September 30, 2006 was due primarily to increases of $73 million and $138 million, respectively, in revenue from our Norton Internet Security products as compared to the comparable 2005 periods. These increases were partially offset by aggregate decreases in revenue from our Norton AntiVirus and Norton System Works products in the three- and six-month periods ended September 30, 2006 of $26 million and $66 million, respectively. These decreases resulted from our customers’ continued migration to the Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment. Our electronic distribution channel includes original equipment manufacturer, or OEM, subscriptions, upgrades, online sales, and renewals. Revenue from this channel (which includes sales of our Norton Internet Security products and our Norton AntiVirus products) grew by $48 million and $88 million, respectively, in the three- and six-month periods ended September 30, 2006 as compared to the comparable 2005 periods.

Security and Data Management segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Security and Data Management revenues	$479,734	$430,969	$960,377	$756,474
Percentage of total net revenues	38%	41%	38%	43%
Period over period increase	$48,765		$203,903
	11%		27%

The increase in revenues from our Security and Data Management segment in the September 2006 quarter as compared to the September 2005 quarter was due primarily to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above.

During the six-month period ended September 30, 2006, revenue from our Security and Data Management segment increased as compared to the comparable period last year primarily due to the inclusion of the storage and availability products that were obtained through our acquisition of Veritas for the full six months in the 2006 period compared to three months in the 2005 period. These products contributed $150 million of Security and Data Management revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, in the six months ended September 30, 2006, Security and Data Management revenue related to our Enterprise Messaging products increased $23 million, primarily due to increased awareness of threats. A portion of the revenue increase in the six-month period ended September 30, 2006 as compared to the comparable 2005 period is due to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above.

Data Center Management segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Data Center Management revenues	$332,945	$229,498	$668,659	$229,498
Percentage of total net revenues	26%	22%	27%	13%
Period over period increase	$103,447		$439,161
	45%		*

*	Percent not meaningful

The Data Center Management segment is comprised of storage and availability products. The increase in revenue in the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was substantially due to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. The revenue increase in the six-month period ended September 30, 2006 as compared to the comparable period last year was due primarily to the inclusion of sales of storage and availability products acquired through the Veritas acquisition for the full six-month period compared to three months in 2005. These products contributed $336 million of Data Center Management revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. The effect of the purchase accounting adjustment also contributed to the increase in revenue in the six months ended September 30, 2006.

Services segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Services revenues	$54,626	$44,470	$112,541	$56,852
Percentage of total net revenues	4%	4%	4%	3%
Period over period increase	$10,156		$55,689
	23%		98%

The increase in revenue from our Services segment in the September 2006 quarter as compared to the comparable period last year was primarily due to an increase in security consulting services revenue in the September 2006 quarter. During the six-month period ended September 30, 2006, approximately half of the revenue increase in our Services segment as compared to the comparable period last year was due to the inclusion of the storage and availability services that were obtained through our acquisition of Veritas for the full six months in the 2006 period compared to three months in the 2005 period. These services contributed $28 million of Services revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, security consulting services grew $26 million as compared to the comparable period last year.

Other segment

Our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three- and six-month periods ended September 30, 2006 and 2005 were immaterial.

Net revenues by geographic region

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

North America (U.S. and Canada)	$674,669	$558,353	$1,336,221	$931,840
Percentage of total net revenues	53%	53%	53%	53%
Period over period increase	$116,316		$404,381
	21%		43%
EMEA (Europe, Middle East, Africa)	$387,254	$329,157	$785,547	$547,367
Percentage of total net revenues	31%	31%	31%	31%
Period over period increase	$58,097		$238,180
	18%		44%
Asia Pacific/Japan	$177,691	$150,148	$351,734	$246,049
Percentage of total net revenues	14%	14%	14%	14%
Period over period increase	$27,543		$105,685
	18%		43%
Latin America	$22,459	$18,206	$47,657	$30,550
Percentage of total net revenues	2%	2%	2%	2%
Period over period increase	$4,253		$17,107
	23%		56%

The increase in net revenues in international regions in the September 2006 quarter as compared to the comparable period last year was primarily due to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. In addition, international revenues related to our Consumer Products segment increased $30 million, driven by growth in Norton Internet Security.

During the six-month period ended September 30, 2006, international revenues increased as compared to the comparable period last year primarily due to the inclusion of the storage and availability products and services that were obtained through our acquisition of Veritas for the full six months in the 2006 period compared to three months in the 2005 period. These products and services contributed $240 million of international revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, a portion of the revenue increase in the six-month period ended September 30, 2006 as compared to the comparable 2005 period is due to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. In the six months ended September 30, 2006, our Consumer Products segment also contributed an additional $52 million of international revenue driven by Norton Internet Security.

Foreign currencies had a favorable impact on net revenues of $21 million and $19 million in the three- and six-month periods ended September 30, 2006 compared to the 2005 periods. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Cost of revenues	$304,235	$313,442	$605,008	$430,237
Gross margin	76%	70%	76%	75%
Period over period increase (decrease)	$(9,207)		$174,771
	(3)%		41%

Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased in the September 2006 quarter as compared to the September 2005 quarter due primarily to lower amortization of acquired product rights as a percentage of revenue. Gross margin increased in the six months ended September 30, 2006 as compared to the comparable period last year due to lower amortization of acquired products rights as a percentage of revenue offset in part by higher costs for services and technical support. We anticipate that net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have higher cost of revenues than our software products.

Cost of content, subscriptions, and maintenance

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Cost of content, subscriptions, and maintenance	$207,073	$173,347	$404,043	$272,027
As a percentage of related revenue	22%	24%	22%	21%
Period over period increase	$33,726		$132,016
	19%		49%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue sharing agreements. Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue in the three-month period ended September 30, 2006 as compared to the comparable period last year due to decreases in costs of billable services and technical support relative to revenue, which was higher in the 2006 period as a result of the purchase accounting adjustment discussed in “Total Net Revenues” above.

During the six-month period ended September 30, 2006, Cost of content, subscriptions, and maintenance increased as a percentage of the related revenue as compared to the comparable period last year due primarily to increased costs of billable services and technical support as a percentage of related revenue offset in part by royalty payments to OEMs under revenue sharing agreements that were a lower percentage of the related revenue for the 2006 period.

The six-month period ended September 30, 2006, included Cost of content, subscriptions, and maintenance related to the storage and availability products and services that were obtained through our acquisition of Veritas for the full six months compared to the inclusion of these costs for three months in the 2005 period. These products and services contributed $76 million of additional costs in the June 2006 quarter for which there were no comparable costs in the June 2005 quarter. In addition, costs related to our security services consulting and consumer products increased $7 million and $11 million, respectively, in the three-month period and $15 million and $18 million, respectively, in the six-month period on a year over year basis.

Cost of licenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Cost of licenses	$11,824	$10,623	$28,016	$17,725
As a percentage of related revenue	4%	3%	4%	4%
Period over period increase	$1,201		$10,291
	11%		58%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses was relatively flat as a percentage of the related revenue in the three- and six-month periods ended September 30, 2006 as compared to the comparable periods last year. In the six months ended September 30, 2006, excess inventory related to our appliance products added $5 million in license costs. In addition, costs related to the storage and availability products obtained from the Veritas acquisition are included for the full six months in 2006 as compared to three months for the 2005 period. The storage and availability products added $3 million in additional license costs in the June 2006 quarter for which there were no comparable costs in the June 2005 quarter.

Amortization of acquired product rights

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Amortization of acquired product rights	$85,338	$129,472	$172,949	$140,485
Percentage of total net revenues	7%	12%	7%	8%
Period over period increase (decrease)	$(44,134)		$32,464
	(34)%		23%

Acquired product rights are comprised of developed technologies, revenue-related order backlog and contracts, and patents from acquired companies. The decreased amortization in the September 2006 quarter as compared to the September 2005 quarter is primarily associated with amortization of revenue-related order backlog from the Veritas acquisition in the September 2005 quarter for which there is no comparable amortization in the September 2006 quarter offset in part by higher amortization associated with our acquisitions in the second half of fiscal 2006. The increase in amortization in the six months ended September 30, 2006 as compared to the comparable period of 2005 is due primarily to the inclusion of the amortization of acquired product rights acquired through the Veritas acquisition for the full six-month period compared to three months in 2005. We amortize the fair value of acquired product rights over their expected useful lives, generally one to eight years. For further discussion of acquired product rights and related amortization, see Note 4 of Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Sales and marketing expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Sales and marketing	$462,551	$406,131	$926,988	$618,046
Percentage of total net revenues	37%	38%	37%	35%
Period over period increase	$56,420		$308,942
	14%		50%

The increase in sales and marketing expenses in the September 2006 quarter as compared to the comparable period last year was due primarily to higher employee compensation expense resulting from an increase in employee headcount. In addition, the adoption of SFAS No. 123R as of April 1, 2006, added $13 million of stock-based compensation expense in the September 2006 quarter as compared to the comparable period last year. The increase in sales and marketing expenses in the six months ended September 30, 2006 as compared to the same period in 2005 is due primarily to sales and marketing expenses from the Veritas acquisition, which are included for the full six months in the 2006 period as compared to three months in the 2005 period and which contributed $171 million of additional expenses in the June 2006 quarter for which there were no comparable expenses in the June 2005 quarter. Higher employee compensation expense resulting from increased employee headcount and the adoption of SFAS No. 123R as of April 1, 2006, which added $26 million of stock-based compensation expense in the six months ended September 30, 2006, also contributed to the increase in expense for the six months ended September 30, 2006 as compared to the comparable prior year period.

Research and development expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Research and development	$221,906	$194,076	$438,168	$286,414
Percentage of total net revenues	18%	18%	17%	16%
Period over period increase	$27,830		$151,754
	14%		53%

The increase in research and development expenses in the September 2006 quarter as compared to the comparable period last year was due primarily to higher employee compensation expense resulting from an increase in employee headcount. In addition, the adoption of SFAS No. 123R as of April 1, 2006, added $10 million in stock-based compensation expense in the September 2006 quarter as compared to the comparable period last year. The increase in research and development expenses in the six months ended September 30, 2006 as compared to the same period in 2005 is due primarily to research and development expenses from the Veritas acquisition, which are included for the full six months in the 2006 period as compared to three months in the 2005 period and which contributed $96 million of additional expenses in the June 2006 quarter for which there were no comparable expenses in the June 2005 quarter. The increase in the six-months ended September 30, 2006 as compared to the comparable period in 2005 is also due to higher employee compensation expense resulting from increased employee headcount and the adoption of SFAS No. 123R as of April 1, 2006, which added $23 million of stock-based compensation expense for the six months ended September 30, 2006 as compared to the comparable prior year period.

General and administrative expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

General and administrative	$80,366	$61,548	$159,847	$92,810
Percentage of total net revenues	6%	6%	6%	5%
Period over period increase	$18,818		$67,037
	31%		72%

The increase in general and administrative expenses in the September 2006 quarter as compared to the comparable period last year was due primarily to higher employee compensation expense resulting from an increase in employee headcount. In addition, the adoption of SFAS No. 123R as of April 1, 2006, added $4 million in stock-based compensation expense in the September 2006 quarter as compared to the comparable period last year. The increase in general and administrative expenses in the six months ended September 30, 2006 as compared to the same period in 2005 is due primarily to general and administrative expenses from the Veritas acquisition, which are included for the full six months in the 2006 period as compared to three months in the 2005 period and which contributed $20 million in additional expenses in the June 2006 quarter for which there were no comparable expenses in the June 2005 quarter. Higher employee compensation expense resulting from increased employee headcount and the adoption of SFAS No. 123R as of April 1, 2006, which added $8 million of stock-based compensation expense in the 2006 period, also contributed to the increase in expense for the six month ended September 30, 2006 as compared to the comparable prior year period.

Amortization of other intangible assets

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Amortization of other intangible assets	$50,479	$48,309	$101,093	$50,048
Percentage of total net revenues	4%	5%	4%	3%
Period over period increase	$2,170		$51,045
	4%		*

*	Percentage not meaningful

Other intangible assets are comprised of customer base, trade names, partnership agreements, and marketing-related assets. The increased amortization in the September 2006 quarter as compared to the September 2005 quarter is primarily associated with our acquisitions in the second half of fiscal 2006. The increase in amortization in the six months ended September 30, 2006 as compared to the comparable period of 2005 is due primarily to the inclusion of the amortization of other intangible assets acquired through the Veritas acquisition for the full six-month period compared to three months in 2005. For further discussion of other intangible assets and related amortization, see Note 4 of Notes to Condensed Consolidated Financial Statements.

Acquired in-process research and development (IPR&D)

In the three- and six-month periods ended September 30, 2005, we wrote off IPR&D of $284 million in connection with our acquisition of Veritas. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, Veritas was developing new products in multiple product areas that qualified as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0 and various other projects.

Restructuring

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Restructuring	$6,220	$1,452	$19,478	$4,926
Percentage of total net revenues	*	*	1%	*
Period over period increase	$4,768		$14,552
	*		*

*	Percentage not meaningful

In the three and six months ended September 30, 2006, we recorded $6 million and $19 million, respectively, of restructuring costs. These restructuring costs related to executive severance and to severance, associated benefits, and outplacement services for the termination of 323 redundant employees located in the United States, Europe, and Asia Pacific. The restructuring costs also included an immaterial amount related to excess facilities that we vacated in the United States, Europe, and Asia Pacific. In the six months ended September 30, 2006, we paid $9 million related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2008.

In the three and six months ended September 30, 2005, we recorded an immaterial amount and $5 million, respectively, of restructuring costs primarily for severance, associated benefits, and outplacement services. These restructuring costs also reflect the termination of redundant employees located in the United States, Europe, and Asia Pacific as a result of the Veritas acquisition, as well as an immaterial amount related to excess facilities that we vacated.

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

Integration

In conjunction with our acquisition of Veritas, we recorded integration costs of $5 million and $13 million during the three and six months ended September 30, 2005, respectively, which consisted primarily of costs incurred for consulting services and other professional fees.

Non-operating Income and Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Interest and other income, net	$50,566	$39,963	$78,200	$62,721
Interest expense	(8,053)	(7,503)	(14,731)	(7,503)

Total	$42,513	$32,460	$63,469	$55,218

Percentage of total net revenues	3%	3%	3%	3%
Period over period increase	$10,053		$8,251
	31%		15%

The increase in Interest and other income, net, in the three- and six-month periods ended September 30, 2006 as compared to the comparable periods last year was due primarily to a gain of $17 million on the sale of property and equipment, primarily related to a building in Milpitas, California.

Interest expense in the three and six months ended September 30, 2006 was due primarily to the interest and amortization of issuance costs related to our 0.75% and 1.00% Convertible Senior Notes issued in June 2006 and the interest and accretion related to the 0.25% Convertible Subordinated Notes that we assumed in connection with our acquisition of Veritas. Interest expense in the three and six months ended September 30, 2005 was due primarily to the interest and accretion related to the 0.25% Convertible Subordinated Notes. The 0.25% Convertible Subordinated Notes were paid in full during August 2006. For further discussion of the convertible notes, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Provision for income taxes	$55,395	$25,441	$115,821	$81,884
Effective income tax rate	31%	(11)%	35%	281%

The effective tax rate was approximately 31% and 35% for the three- and six-month periods ended September 30, 2006, respectively, compared to (11)% and 281% for the comparable periods in 2005. Absent the tax effect of non-recurring items, we have provided for income taxes at an estimated annualized effective tax rate of 35% for the fiscal year 2006, compared to a 33% rate for fiscal year 2005. Both periods’ tax rates are favorably impacted by the benefit of low-taxed foreign earnings, offset by state income taxes. In addition, the fiscal 2006 tax rate reflects non-deductible stock based compensation resulting from the adoption of SFAS No. 123R. The tax rates for the 2005 periods reflect the non-deductibility of the IPR&D charge of $284 million recorded in the quarter ended September 30, 2005.

In the September 2006 quarter, an $8 million tax benefit was recorded for the final IRS audit settlement of Symantec’s fiscal years 2003 and 2004. The tax expense for the June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition tax return. The June 2005 quarter’s tax expense has been reduced by a $20 million tax benefit related to technical corrections to the American Jobs Creation Act of 2004 with respect to the treatment of foreign taxes paid on the earnings repatriated under the Act.

We believe realization of substantially all of our net deferred tax assets as of September 30, 2006 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Risk Factors, set forth in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We assess the need for an additional valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	September 30,
	2006	2005
	($ in thousands)

Net cash provided by (used for):
Operating activities	$614,043	$529,269
Investing activities	80,102	2,301,376
Financing activities	(461,068)	(2,091,012)
Effect of exchange rate fluctuations on cash and cash equivalents	59,087	(24,660)

Net change in cash and cash equivalents	$292,164	$714,973

As of September 30, 2006, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $3.0 billion, of which 38% was held domestically and the remainder was held outside of the U.S. The remittance back to the U.S. of cash, cash equivalents, and short-term investments held by legal entities domiciled outside of the U.S. may result in significant additional income tax expense. We recently completed the reorganization of certain international subsidiaries acquired as part of the Veritas acquisition. This reorganization is expected to result in a rebalancing of our cash between the U.S. and foreign operations over the next several years.

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

For additional information regarding the Senior Notes and related transactions, see Note 5 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference. For information regarding the deferred tax asset established in connection with the note hedge transactions, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

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

On August 1, 2006, at the option of the holders, we repurchased for cash $510 million of the Veritas 0.25% Convertible Subordinated Notes, or the 0.25% Notes, that we had assumed in connection with the acquisition of Veritas at a price equal to the principal amount, plus accrued and unpaid interest. On August 28, 2006, at our election, we repurchased the remaining $10 million of the Veritas 0.25% Notes at a price equal to the principal amount plus accrued and unpaid interest. For additional information regarding the 0.25% Notes, see Note 5 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. At September 30, 2006, we were in compliance with all covenants. We have made no borrowings under the credit facility through the date of filing of this Quarterly Report.

During April 2006, we purchased two office buildings totaling approximately 236,000 square feet in Cupertino, California for $81 million. We expect to occupy 172,000 square feet by December 2006. The remaining 64,000 square feet is leased to a third party. In September 2006, we sold a building in Milpitas, California for net proceeds of $83 million.

We believe that our cash balances, cash that we generate over time from operations, and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating activities

Net cash provided by operating activities during the six months ended September 30, 2006 resulted largely from net income of $218 million, plus non-cash depreciation and amortization charges of $391 million and non-cash stock-based compensation expense of $83 million. Trade accounts receivable decreased $120 million due to strong cash collections. Conversely, accounts payable and accrued compensation and benefits decreased an aggregate of $31 million reflecting payments and income taxes payable decreased $158 million primarily due to payments, including amounts related to Veritas pre-acquisition tax liabilities on foreign subsidiary distributions.

Net cash provided by operating activities during the six months ended September 30, 2005 resulted largely from a net loss of $53 million offset by non-cash depreciation and amortization charges of $272 million and the write off of IPR&D of $284 million related to our acquisition of Veritas. Operating cash also resulted from strong cash collections reflected as a decrease in accounts receivable of $110 million. These factors were partially offset by cash payments related to taxes.

Investing Activities

Net cash provided by investing activities during the six months ended September 30, 2006 was primarily the result of net proceeds from the sale of property and equipment, primarily a building in Milpitas, California, of $87 million and proceeds of $246 million from sales of available-for-sale securities. These items were offset by purchases of available-for-sale securities of $42 million and capital expenditures of $206 million, which included $81 million for the purchase of two office buildings in Cupertino, California.

Net cash provided by investing activities during the six months ended September 30, 2005 was primarily the result of net sales of short-term investments of $1 billion and cash acquired through the acquisition of Veritas, net of acquisition costs of $1 billion. These amounts were offset by capital expenditures of $82 million.

Financing Activities

In the June 2006 quarter, we issued the Senior Notes for net proceeds of approximately $2.1 billion. We used $1.5 billion of the proceeds to repurchase shares of our common stock, as discussed below. We also purchased hedges related to the Senior Notes for $592 million and received proceeds of $326 million from the sale of common stock warrants. In addition, we applied the remainder of the proceeds from the Senior Notes to the $520 million used to redeem the Veritas 0.25% Notes in August 2006.

During the six-month period ended September 30, 2006, we repurchased 110 million shares of our common stock at prices ranging from $15.61 to $21.09 per share for an aggregate amount of $1.9 billion. During the six-month period ended September 30, 2005, we repurchased 84 million shares at prices ranging from $18.33 to $22.51 per share for an aggregate amount of $1.8 billion. Of this amount, $1.7 billion had been paid in cash by September 30, 2005 and an additional $145 million remained unpaid at September 30, 2005. The $145 million was paid in October 2005. For further information regarding stock repurchase activity see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report and Note 6 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report, which information is incorporated herein by reference.

In the six months ended September 30, 2006 and 2005, we received net proceeds of $118 million and $81 million, respectively, from the issuance of our common stock through employee benefit plans.

Contractual Obligations

Senior notes and convertible subordinated notes

In June 2006, we issued $1.1 billion principal amount of 0.75% Notes due June 15, 2011 and $1.0 billion principal amount of 1.00% Notes due June 15, 2013 to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. In August 2006, we repurchased $520 million of the Veritas 0.25% Notes. See Note 5 of Notes to Condensed Consolidated Financial Statements for more information.

Purchase obligations

We enter into purchase obligations in the normal course of our business. There were no significant changes in our purchase obligations during the six months ended September 30, 2006 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Development agreements

During fiscal 2006, we entered into agreements in connection with the construction of, or refurbishments to, buildings in Springfield, Oregon, and Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. During the six months ended September 30, 2006, we increased our commitments under these agreements by $43 million. The remaining commitment under these agreements is $148 million as of September 30, 2006, which mainly relates to the construction of the Culver City, California, facility.

Leases

We lease office space in North America (principally in the United States) and various locations throughout the world. There were no significant changes in our operating lease commitments during the six months ended September 30, 2006 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the six months ended September 30, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Because of the material weakness described above, management concluded that Symantec did not maintain effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Our independent registered public accounting firm, KPMG LLP, audited management’s assessment of the effectiveness of our internal control over financial reporting. KPMG LLP issued an audit report thereon, which is included in Part IV, Item 15 of our Form 10-K for the fiscal year ended March 31, 2006. We are continuing to undertake steps to resolve this material weakness and expect to complete our evaluation of the effectiveness of our internal controls over financial reporting, including with regard to the remediation of this material weakness, as of the end of fiscal year 2007.

(b)	Changes in Internal Control over Financial Reporting

During the quarter ended September 29, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. There have been no material changes in our risks from such description, other than the addition of the following risk factors:

We are currently implementing information systems enhancements, and problems with the design or implementation of these enhancements could interfere with our business and operations.

We are currently in the process of significantly enhancing our information systems. The implementation of significant enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our ability to process customer orders, ship products, provide services and support to our customers, bill and track our customers, fulfill contractual obligations, and otherwise run our business. Even if we do not encounter these adverse effects, the implementation may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

We have not historically maintained substantial levels of indebtedness, and our financial condition and results of operations could be adversely affected if we do not effectively manage our liabilities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three-month period ended September 30, 2006 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased	That May yet be
	Number of	Average	Under Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
	Purchased	per Share	or Programs	Programs

July 1, 2006 to July 28, 2006	—	$—	—	$1,454 million
July 29, 2006 to August 25, 2006	42,475,681	$17.82	42,475,681	$697 million
August 26, 2006 to September 29, 2006	10,738,520	$20.31	10,738,520	$479 million

Total	53,214,201	$18.32	53,214,201

For information with regard to our stock repurchase programs, see Note 6 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 13, 2006. At the meeting, our stockholders voted on the following three proposals, all of which were approved. Our stockholders cast their votes as follows:

Proposal 1:  To elect the following nominees as directors to hold office until the next annual meeting of stockholders or until his successor has been duly elected and qualified:

Nominee	For	Withheld

John W. Thompson	829,387,342	27,988,291
Michael Brown	816,121,581	41,254,052
William T. Coleman	816,299,024	41,076,609
David L. Mahoney	811,875,044	45,500,589
Robert S. Miller	537,156,708	320,218,925
George Reyes	812,196,697	45,178,936
David J. Roux	832,793,008	24,582,625
Daniel H. Schulman	813,413,414	43,962,219
V. Paul Unruh	832,621,333	24,754,300

Proposal 2:  To approve the amendment and restatement of the 2004 Equity Incentive Plan (the “2004 Plan”), which includes the following key changes: (i) an increase of 40,000,000 in the number of shares reserved for issuance under the 2004 Plan to 67,470,000 shares; (ii) the modification of the share pool available under the 2004 Plan to reflect a ratio-based pool; and (iii) a change in the form of equity grants to our non-employee directors from stock options to a fixed dollar amount of restricted stock units:

			Broker
For	Against	Abstain	Non-Votes

519,205,518	172,163,350	6,535,603	159,471,162

Proposal 3:  To ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2007:

			Broker
For	Against	Abstain	Non-Votes

825,474,305	25,815,468	6,085,860	—

Item 6.	Exhibits

Exhibit
Number		Exhibit Description

10.01		Symantec Corporation Amended and Restated 2004 Equity Incentive Plan, including form of RSU Award Agreement for Non-Employee Directors
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: November 8, 2006

Exhibit Index

Exhibit
Number		Exhibit Description

10.01		Symantec Corporation Amended and Restated 2004 Equity Incentive Plan, including form of RSU Award Agreement for Non-Employee Directors
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.