Form 10-Q
period 2006-12-29
SYMANTEC CORP
filed 2007-02-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2006
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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 26, 2007: 924,575,651 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended December 29, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$2,592,003	$2,315,622
Short-term investments	385,607	550,180
Trade accounts receivable, net	742,989	670,937
Inventories	41,240	48,687
Current deferred income taxes	154,673	131,833
Other current assets	210,017	190,673

Total current assets	4,126,529	3,907,932
Property and equipment, net	1,038,526	946,217
Acquired product rights, net	992,638	1,238,511
Other intangible assets, net	1,295,445	1,440,873
Goodwill	10,352,430	10,331,045
Other long-term assets	94,148	48,605

	$17,899,716	$17,913,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes	$—	$512,800
Accounts payable	198,622	167,135
Accrued compensation and benefits	301,142	277,170
Current deferred revenue	2,113,056	1,915,179
Other accrued expenses	186,193	185,882
Income taxes payable	343,148	419,401

Total current liabilities	3,142,161	3,477,567
Convertible senior notes	2,100,000	—
Long-term deferred revenue	349,466	248,273
Long-term deferred tax liabilities	231,240	493,956
Other long-term obligations	22,118	24,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,311,155 and 1,210,660 shares issued at December 31, 2006 and March 31, 2006; 927,504 and 1,040,885 shares outstanding at December 31, 2006 and March 31, 2006)	9,275	10,409
Capital in excess of par value	10,511,659	12,426,690
Accumulated other comprehensive income	188,574	146,810
Deferred stock-based compensation	—	(43,595)
Retained earnings	1,345,223	1,128,157

Total stockholders’ equity	12,054,731	13,668,471

	$17,899,716	$17,913,183

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Unaudited)
	(In thousands, except per share data)

Net revenues:
Content, subscriptions, and maintenance	$989,384	$747,371	$2,843,501	$2,033,381
Licenses	323,656	401,655	990,698	871,451

Total net revenues	1,313,040	1,149,026	3,834,199	2,904,832
Cost of revenues:
Content, subscriptions, and maintenance	218,035	167,186	622,078	439,211
Licenses	12,177	16,256	40,193	33,983
Amortization of acquired product rights	84,511	85,036	257,460	225,521

Total cost of revenues	314,723	268,478	919,731	698,715

Gross profit	998,317	880,548	2,914,468	2,206,117
Operating expenses:
Sales and marketing	493,378	437,183	1,420,366	1,055,229
Research and development	219,578	193,191	657,746	479,605
General and administrative	79,040	64,335	238,887	157,145
Amortization of other intangible assets	50,476	48,427	151,569	98,475
Acquired in-process research and development	—	—	—	284,000
Restructuring	—	15,566	19,478	20,492
Patent settlement	—	—	—	2,200
Integration	—	2,185	—	15,339

Total operating expenses	842,472	760,887	2,488,046	2,112,485

Operating income	155,845	119,661	426,422	93,632
Interest and other income, net	24,845	22,525	103,045	85,246
Interest expense	(6,257)	(6,843)	(20,988)	(14,346)

Income before income taxes	174,433	135,343	508,479	164,532
Provision for income taxes	60,711	44,609	176,532	126,493

Net income	$113,722	$90,734	$331,947	$38,039

Net income per share — basic	$0.12	$0.08	$0.34	$0.04
Net income per share — diluted	$0.12	$0.08	$0.33	$0.04
Shares used to compute net income per share — basic	932,122	1,069,123	975,900	984,192
Shares used to compute net income per share — diluted	963,309	1,096,609	1,000,020	1,012,956

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2006	2005
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$331,947	$38,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163,544	135,156
Amortization	418,361	304,553
Stock-based compensation expense	118,746	28,503
Write-off of acquired in-process research and development	—	284,000
Deferred income taxes	(89,708)	(180,764)
Income tax benefit from stock options	25,641	78,523
Excess income tax benefit from stock options	(19,588)	—
Gain on sale of property and equipment	(16,716)	—
Other	4,055	3,498
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(47,455)	(141,823)
Inventories	9,484	(17,835)
Accounts payable	25,072	51,415
Accrued compensation and benefits	12,078	6,612
Deferred revenue	229,409	410,981
Income taxes payable	(82,124)	32,795
Other operating assets and liabilities	(29,415)	16,199

Net cash provided by operating activities	1,053,331	1,049,852
INVESTING ACTIVITIES:
Capital expenditures	(303,722)	(202,277)
Proceeds from sale of property and equipment	86,904	—
Cash acquired in (payments for) business acquisitions, net	(25,015)	884,988
Purchases of technology	(13,300)	—
Purchases of equity investments	—	(7,367)
Purchases of available-for-sale securities	(129,566)	(1,714,008)
Proceeds from sales of available-for-sale securities	295,458	4,615,743

Net cash (used in) provided by investing activities	(89,241)	3,577,079
FINANCING ACTIVITIES:
Issuance of convertible senior notes	2,067,762	—
Purchase of hedge on convertible senior notes	(592,490)	—
Sale of common stock warrants	326,102	—
Repurchase of common stock	(2,251,314)	(3,474,207)
Net proceeds from issuance of common stock under employee stock benefit plans	169,256	130,064
Repayment of debt	(520,000)	(491,462)
Excess income tax benefit from stock options	19,588	—

Net cash used in financing activities	(781,096)	(3,835,605)
Effect of exchange rate fluctuations on cash and cash equivalents	93,387	(43,514)

Increase in cash and cash equivalents	276,381	747,812
Beginning cash and cash equivalents	2,315,622	1,091,433

Ending cash and cash equivalents	$2,592,003	$1,839,245

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options for business acquisitions	$—	$13,196,850

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation as of December 31, 2006 and March 31, 2006 and for the three-month and nine-month periods ended December 31, 2006 and 2005 are unaudited and have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the three-month and nine-month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation, primarily relating to the consolidation of our segments as discussed in Note 13.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2006, March 31, 2006, and December 31, 2005 reflect amounts as of and for the periods ended December 29, 2006, March 31, 2006, and December 30, 2005, respectively. The three-month periods ended December 31, 2006 and 2005 each comprised 13 weeks of activity. The nine-month periods ended December 31, 2006 and 2005 each comprised 39 weeks of activity.

Significant accounting policies

On April 1, 2006, we adopted a new policy related to stock-based compensation and on October 1, 2006, we adopted a new policy related to legal expenses, as discussed more fully below. Other than these changes, there have been no significant changes in our significant accounting policies during the nine months ended December 31, 2006 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB No. 25 and related interpretations. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, and employee stock purchase plan purchase rights, on the date of grant and amortize the fair value of the award to compensation expense over the service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the effective date that are subsequently modified. For stock-based awards granted on or after April 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. We recognize estimated compensation expense for stock-based awards that were outstanding and unvested as of the effective date on a straight-line basis over the remaining service period under the pro forma provisions of SFAS No. 123.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS No. 123R had a material effect on our consolidated financial position and results of operations. See Note 8 for further information regarding stock-based compensation expense and the assumptions used in estimating that expense.

Legal expenses

Prior to October 1, 2006, we recognized a liability for cases where we are the defendant for estimated external legal costs to be incurred during the next fiscal quarter. Effective October 1, 2006, we changed our policy related to legal costs from one generally accepted method of accounting to another generally accepted method of accounting. Under our new policy, we will no longer recognize a liability for external legal costs related to future periods. Instead, we will expense such amounts in the period incurred. We believe that this new policy is preferable in the circumstances because the costs and administrative burden involved in estimating future legal expenses outweigh the benefits. Further, we believe that this new method more accurately aligns the expense with the accounting period in which it is incurred. We will continue to accrue amounts related to external legal costs that are incurred during the quarter and to accrue probable losses in the period in which the loss is identified. The impact of this change in accounting method is inconsequential for all prior periods presented, and, therefore, prior periods have not been revised to reflect this change.

Recent accounting pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years (i.e., it ignores the “carryover effects” of prior year misstatements). Although we believe that our assessment of uncorrected differences in prior periods and the conclusions reached regarding the qualitative and quantitative effects of such uncorrected differences were appropriate, we expect that, due to the analysis required by SAB No. 108, we will correct certain historical uncorrected differences as a cumulative effect adjustment to the opening Retained earnings balance as of April 1, 2006, as allowed by SAB No. 108. We have not yet completed our analysis of the impact of SAB No. 108. However, we currently estimate that the adoption of SAB No. 108 will result in a net reduction to Retained earnings as of April 1, 2006 of approximately $80 million to $110 million, excluding the tax effect. We also estimate that the impact to current period earnings associated with the items underlying the uncorrected differences is immaterial and will not have a material impact on our revenue or earnings trends. The cumulative adjustment which we have identified to date is primarily attributable to the following:

1)	Changes in our accounting conventions related to amortization of deferred revenue and capitalized inventory: Amortization refers to the process of recognizing an amount of revenue or cost over a period of time. We have used different amortization conventions for different product lines. Upon adoption of SAB No. 108 in the March 2007 quarter, we will implement amortization conventions for both deferred revenue and capitalized inventory that are the same for all product lines.

2)	Deferral of revenue on our low dollar population of transactions: Prior to the December 2006 quarter, we recorded our low dollar security product transactions by allocating revenue to all elements in the transaction according to the allocation defined in the contractual arrangement. Low dollar transactions are generally those deals with standard terms and conditions that are below a specified deal value threshold. Upon implementing new buying programs and a new enterprise resource planning tool in the December

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 quarter, we commenced deferring revenue based upon vendor-specific objective evidence, or VSOE, for the entire enterprise deal population.

We are continuing to evaluate the impact of adopting SAB No. 108, and the actual reduction to Retained earnings as of April 1, 2006 could be different from the amount currently estimated.

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

In June 2006, the FASB ratified Emerging Issues Task Force Issue, or EITF, No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF No. 06-3 requires that, for interim and annual reporting periods beginning after December 15, 2006, we disclose our policy related to the presentation of sales taxes and similar assessments related to our revenue transactions. Early adoption is permitted. Symantec presents revenue net of sales taxes and any similar assessments. EITF No. 06-3 had no effect on our financial position and results of operations.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	December 31,	March 31,
	2006	2006
	(In thousands)

Trade accounts receivable, net:
Receivables	$752,198	$679,731
Less: allowance for doubtful accounts	(9,209)	(8,794)

	$742,989	$670,937

Property and equipment, net:
Computer hardware and software	$767,621	$654,946
Office furniture and equipment	160,816	149,591
Buildings	528,535	434,548
Leasehold improvements	237,494	190,385

	1,694,466	1,429,470
Less: accumulated depreciation and amortization	(777,192)	(612,072)

	917,274	817,398
Land	121,252	128,819

	$1,038,526	$946,217

Note 3.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(In thousands)

Net income	$113,722	$90,734	$331,947	$38,039
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	196	(22)	1,808	(4,589)
Change in cumulative translation adjustment, net of tax	11,397	(6,124)	39,956	(33,130)

Total other comprehensive income (loss)	11,593	(6,146)	41,764	(37,719)

Comprehensive income	$125,315	$84,588	$373,711	$320

Accumulated other comprehensive income as of December 31, 2006 and 2005 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on available-for-sale investments, net of taxes, were immaterial for all periods presented.

Note 4.	Business Combinations

On December 1, 2006, we completed our acquisition of Company-i Limited, a UK-based professional services firm that specializes in addressing key challenges associated with operating and managing a data center in the financial services industry, for $26 million in cash, including an immaterial amount for acquisition related expenses. The aggregate purchase price was allocated as follows, based on the currency exchange rate on the date of acquisition: goodwill, $22 million; other intangible assets, $6 million; net deferred tax liabilities, $2 million; and an immaterial amount to net tangible assets. This allocation is preliminary pending the finalization of various estimates

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the analysis of income taxes. In addition, the purchase price may be increased by up to $11 million in cash if Company-i meets certain billings targets by September 30, 2008. Payment of the additional consideration may be accelerated if certain billings targets are met by March 31, 2007 or September 30, 2007. Any increase in the purchase consideration would result in a corresponding increase in goodwill. Goodwill resulted primarily from our expectation of synergies from the integration of Company-i’s service offerings with our service offerings. The amount allocated to Other intangible assets is being amortized to operating expenses in the Condensed Consolidated Statements of Income over its estimated useful life of eight years. The results of operations of Company-i have been included in our results of operations since its acquisition date. The financial results of this acquisition are considered insignificant for purposes of pro forma financial disclosures.

Note 5.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

Goodwill by segment is as follows:

		Security and
	Consumer	Data	Data Center		Total
	Products	Management	Management	Services	Company
			(In thousands)

Balance as of March 31, 2006	$102,810	$4,597,889	$5,396,985	$233,361	$10,331,045
Goodwill acquired through business combination	—	—	—	21,820	21,820
Goodwill adjustments	—	(4,224)	2,822	75	(1,327)
Effect of exchange rates	—	—	—	892	892

Balance as of December 31, 2006	$102,810	$4,593,665	$5,399,807	$256,148	$10,352,430

During the nine months ended December 31, 2006, we adjusted the goodwill from certain acquisitions for individually immaterial amounts primarily related to purchase consideration adjustments for cash received and deferred taxes based on post-closing reviews.

Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. During the June 2006 quarter, we reclassified our operating segments and the related goodwill as described in Note 13, and determined that there were no indicators of impairment of goodwill. In addition, we review various factors including our operating results to determine if any indicators of impairment exist. Based on our review at December 31, 2006, we determined there were no indicators of impairment. We will also continue to test for impairment during the March quarter of each year, or earlier if indicators of impairment exist.

Acquired product rights, net

Acquired product rights, net, subject to amortization are as follows:

	December 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
		(In thousands)

Developed technology	$1,607,566	$(671,352)	$936,214
Patents	80,301	(23,877)	56,424
Backlog and other	60,661	(60,661)	—

	$1,748,528	$(755,890)	$992,638

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,597,567	$(420,887)	$1,176,680
Patents	78,713	(18,416)	60,297
Backlog and other	60,661	(59,127)	1,534

	$1,736,941	$(498,430)	$1,238,511

Amortization expense for acquired product rights was $85 million for each of the three-month periods ended December 31, 2006 and 2005. Amortization expense for acquired product rights was $257 million and $226 million for the nine-month periods ended December 31, 2006 and 2005, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of December 31, 2006, is estimated to be as follows:

Last quarter of fiscal 2007	$85 million
2008	$338 million
2009	$331 million
2010	$179 million
2011	$43 million
2012	$17 million

Other intangible assets, net

Other intangible assets, net subject to amortization are as follows:

	December 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,500,123	$(288,240)	$1,211,883
Trade name	107,202	(24,886)	82,316
Marketing-related assets	2,100	(2,100)	—
Partnership agreements	2,300	(1,054)	1,246

	$1,611,725	$(316,280)	$1,295,445

	March 31, 2006
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,493,982	$(147,168)	$1,346,814
Trade name	107,202	(15,426)	91,776
Marketing-related assets	2,100	(1,925)	175
Partnership agreements	2,300	(192)	2,108

	$1,605,584	$(164,711)	$1,440,873

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for other intangible assets was $50 million and $48 million for the three-month periods ended December 31, 2006 and 2005, respectively. Amortization expense for other intangible assets was $152 million and $98 million for the nine-month periods ended December 31, 2006 and 2005, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of December 31, 2006, is estimated to be as follows:

Last quarter of fiscal 2007	$50 million
2008	$199 million
2009	$198 million
2010	$196 million
2011	$196 million
2012	$194 million
Thereafter	$262 million

Note 6.	Debt

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

Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events set forth under the terms of the Senior Notes. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control of Symantec may be entitled to a “make whole” premium in the form of an increase in the conversion rate. In addition, upon a change in control, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount. As of December 31, 2006, none of the conditions allowing holders of the Senior Notes to convert had been met.

Under the terms of the Senior Notes, we are required to use reasonable efforts to file a shelf registration statement regarding the Senior Notes with the SEC and cause the shelf registration statement to be declared effective within 180 days of the closing of the offering of the Senior Notes. In addition, we must maintain the effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the Senior Notes. If we fail to meet these terms, we will be required to pay additional interest on the Senior Notes in the amount of 0.25% per annum. We have filed the shelf registration statement with the SEC and it became effective on December 11, 2006.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2006, in accordance with the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128, Earnings per Share, the Senior Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the Senior Notes will be settled in cash upon conversion. Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share using the treasury stock method. As a result, for the first $1.00 by which the price of our common stock exceeds $19.12 per share there would be dilution of approximately 5.4 million shares. As the share price continues to increase, additional dilution would occur at a declining rate such that a price of $27.3175 per share would yield cumulative dilution of approximately 32.9 million shares. If our common stock exceeds $27.3175 per share we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The Senior Notes along with the warrants have a combined dilutive effect such that for the first $1.00 by which the price exceeds $27.3175 per share there would be cumulative dilution of approximately 39.5 million shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.

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

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the Senior Notes. See Note 10 for information regarding the impact on EPS of the Senior Notes and warrants in the current periods.

Convertible subordinated notes

In connection with the acquisition of Veritas Software Corporation on July 2, 2005, we assumed the Veritas 0.25% convertible subordinated notes, or the 0.25% Notes. On August 1, 2006, at the option of certain of the holders, we repurchased $510 million of the 0.25% Notes at a price equal to the principal amount, plus accrued and unpaid interest. On August 28, 2006, at our election, we repurchased the remaining $10 million of the 0.25% Notes at a price equal to the principal amount plus accrued and unpaid interest.

Line of credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. At December 31, 2006, we were in compliance with all covenants. We have made no borrowings under the credit facility through December 31, 2006.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stock Transactions

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

During the nine-month period ended December 31, 2006, we repurchased 129 million shares of our common stock at prices ranging from $15.61 to $21.23 per share for an aggregate amount of $2.3 billion. During the nine-month period ended December 31, 2005, we repurchased 165 million shares at prices ranging from $17.34 to $23.85 per share for an aggregate amount of $3.5 billion. As of December 31, 2006, an aggregate of $95 million remained authorized for future repurchases under our authorized stock repurchase programs. In January 2007, we repurchased 4 million shares at prices ranging from $21.41 to $21.66 for a total of $95 million and completed the repurchase program.

On January 24, 2007, we announced that the Board authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date.

Note 8.	Stock-Based Compensation

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

We have reserved 71.4 million shares for issuance under the 2004 Plan. These shares include 18.0 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 13.4 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, or 1996 Plan, and 40.0 million shares that were approved for issuance on the amendment and restatement of the 2004 Plan at our 2006 annual meeting of stockholders. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon their expiration will also be added to the 2004 Plan reserve. As of December 31, 2006, 52.1 million shares remain available for future grant under the 2004 Plan.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Expected life	3 years	3 years	3 years	3 years
Expected volatility	0.33	0.43	0.34	0.45
Risk free interest rate	4.71%	4.29%	4.88%	3.51%

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense

Stock-based compensation is classified in the Condensed Consolidated Statements of Income in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three- and nine-month periods ended December 31, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)

Cost of revenues — Content, subscriptions, and maintenance	$2,878	$—	$9,639	$—
Cost of revenues — Licenses	941	—	3,344	—
Sales and marketing	12,520	4,089	43,770	9,352
Research and development	13,803	5,658	44,807	13,526
General and administrative	5,975	2,582	17,186	5,625

Total stock-based compensation	36,117	12,329	118,746	28,503
Tax benefit associated with stock-based compensation expense	(9,772)	(3,848)	(27,652)	(8,077)

Net effect of stock-based compensation expense on net income	$26,345	$8,481	$91,094	$20,426

As a result of adopting SFAS No. 123R, Net income per share — basic and Net income per share — diluted are each $0.02 lower for the three months ended December 31, 2006 and are $0.09 and $0.08 lower, respectively, for the nine months ended December 31, 2006 than if we had continued to account for stock-based compensation in accordance with APB No. 25.

As of December 31, 2006, total unrecognized compensation cost related to unvested stock options and RSUs was $199 million and $31 million, respectively, which is expected to be recognized over the remaining weighted average vesting periods of 2.8 years for stock options and 2.9 years for RSUs.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS No. 123R, we provided the pro forma information regarding net income and net income per share required by SFAS No. 123. This information was required to be determined as if we had accounted for our employee stock options, including shares issued under our ESPP, granted subsequent to March 31, 1995 under the fair value method of SFAS No. 123. We generally did not recognize stock-based compensation expense in our Condensed Consolidated Statements of Income for option grants to our employees for the periods prior to our adoption of SFAS No. 123R because the exercise price of options granted was equal to the fair market value of the underlying common stock on the date of grant. Prior to April 1, 2006, stock-based compensation expense resulted primarily from stock options and RSUs assumed in acquisitions and restricted stock granted to executives. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the three- and nine-month periods ended December 31, 2005:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
	(In thousands, except per share amounts)

Net income, as reported	$90,734	$38,039
Add: Amortization of deferred stock-based compensation included in reported net loss, net of tax	8,481	20,426
Less: Stock-based employee compensation expense excluded from reported net loss, net of tax	(51,113)	(148,161)[1]

Pro forma net income (loss)	$48,102	$(89,696)

Net income (loss) per share — basic
As reported	$0.08	$0.04
Pro forma	$0.04	$(0.09)
Net income (loss) per share — diluted
As reported	$0.08	$0.04
Pro forma	$0.04	$(0.09)

[1]	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.

Prior to the adoption of SFAS No. 123R, we presented Deferred stock-based compensation as a separate component of Stockholders’ Equity. In accordance with the provisions of SFAS No. 123R, on April 1, 2006, we reversed the balance in Deferred stock-based compensation to Capital in excess of par value in the Condensed Consolidated Balance Sheet.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions related to stock options as operating cash flows in our Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for exercised options to be classified as financing cash flows. Accordingly, we classified $20 million of such excess tax benefits as financing cash flows rather than operating cash flows in our Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2006.

We have calculated the tax benefit related to stock options in accordance with the guidance provided in SFAS No. 123R. However, we are continuing to evaluate the “short-cut” method allowed by FSP FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We will make a final determination of the method that we will use no later than March 31, 2007. If we ultimately determine that we will

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use the “short-cut” method, all post-adoption amounts related to the entire income tax benefit from fully vested stock options on the date of adoption would be reclassified in our Condensed Consolidated Statements of Cash Flows from operating activities to financing activities.

Award activity

The following table summarizes stock option activity for the nine months ended December 31, 2006.

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value[1]
	(In thousands)			(In thousands)

Outstanding at April 1, 2006	123,023	$17.72
Granted	15,826	16.96
Exercised	(13,220)	10.00
Forfeited[2]	(5,381)	19.33
Expired[3]	(8,071)	26.17

Outstanding at December 31, 2006	112,177	$17.83	5.7 years	$559,791

Exercisable at December 31, 2006	75,196	$17.38	5.3 years	$458,128

Vested and expected to vest at December 31, 2006	105,576	$17.78	5.6 years	$542,304

[1]	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of December 31, 2006 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $20.85, the closing price of our common stock on December 31, 2006, as reported by the NASDAQ Global Select Market.

[2]	Refers to options cancelled before their vest dates.

[3]	Refers to options cancelled on or after their vest dates.

The weighted-average fair value per share of options granted during the nine months ended December 31, 2006 and 2005 was $5.00 and $8.35, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2006 and 2005 was $116 million and $133 million, respectively.

The following table summarizes RSU activity for the nine months ended December 31, 2006.

		Weighted-
		Average
	Number	Purchase	Aggregate
	of Shares	Price	Intrinsic Value
	(In thousands)		(In thousands)

Outstanding at April 1, 2006	346	$—
Granted	3,100	—
Vested	(44)	—
Forfeited	(224)	—

Outstanding at December 31, 2006	3,178	$—	$66,267

Exercisable at December 31, 2006	—	$—	$—

Vested and expected to vest at December 31, 2006	2,482	$—	$51,757

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value per share of RSUs granted during the nine months ended December 31, 2006 was $16.50. There were no RSUs granted during the nine months ended December 31, 2005. The total fair value of RSUs that vested during the nine months ended December 31, 2006 and 2005 was $790,000 and $4 million, respectively.

Note 9.	Restructuring

As of December 31, 2006, we had a restructuring reserve of $19 million, of which $12 million was included in Other accrued expenses in the Condensed Consolidated Balance Sheets and $7 million was included in Other long-term liabilities in the Condensed Consolidated Balance Sheets. The restructuring reserve consists of $5 million related to a restructuring reserve assumed from Veritas in connection with the acquisition, $7 million related to restructuring reserves established in the nine months ended December 31, 2006, and $7 million related to restructuring reserves established in fiscal 2006. Restructuring reserves established in fiscal 2006 include $4 million related to our 2006 restructuring plan, an immaterial amount related to restructuring costs as a result of the Veritas acquisition, and $3 million related to restructuring costs as a result of our other acquisitions.

Restructuring expense

During the nine months ended December 31, 2006, we recorded $19 million of restructuring costs. These restructuring costs are related to executive severance and to severance, associated benefits, and outplacement services for the termination of 323 redundant employees located in the United States, Europe, and Asia Pacific. The restructuring costs also included an immaterial amount related to excess facilities that we vacated in the United States, Europe, and Asia Pacific. During the nine months ended December 31, 2006, we paid $12 million related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2008.

In fiscal 2006, we recorded $25 million of restructuring costs, of which $20 million was recorded in the nine months ended December 31, 2005. The fiscal 2006 restructuring costs included $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. These restructuring costs reflect the termination of 446 redundant employees located in the United States, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. At March 31, 2006, $9 million remained related to this reserve. During the nine months ended December 31, 2006, we paid $4 million related to this reserve and further reduced this reserve by an immaterial amount as we determined that the costs related to certain facilities would be less than originally accrued. We expect the remainder of the costs, the majority of which relate to restructured facilities, to be paid by the end of fiscal 2018.

Amounts related to restructuring expense are included in Restructuring in the Condensed Consolidated Statements of Income.

Acquisition-related restructuring

In connection with the Veritas acquisition, we assumed a restructuring reserve of $53 million related to the 2002 Veritas facilities restructuring plan. At March 31, 2006, $9 million remained related to this reserve. During the nine months ended December 31, 2006, we paid $5 million related to this reserve and increased this reserve by an immaterial amount as we determined that the costs related to certain facilities would be greater than originally accrued. The remaining reserve amount of $5 million will be paid over the remaining lease terms, ending at various dates through 2013. The majority of costs are currently scheduled to be paid by the end of fiscal 2011.

In connection with the Veritas acquisition, we recorded $7 million of restructuring costs, of which $2 million related to excess facilities costs and $5 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the Veritas acquisition. At March 31, 2006, $3 million remained related to this reserve. During the nine months ended December 31, 2006, we paid an immaterial amount related to this reserve and reduced this reserve by

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2 million as we determined that the costs related to certain facilities would be less than originally accrued. We expect the remainder of the costs to be paid by the end of fiscal 2007.

In connection with our other acquisitions in fiscal 2006, we recorded $12 million of restructuring costs, of which $8 million related to severance, associated benefits, and outplacement services and $4 million related to excess facilities costs. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of our other acquisitions. At March 31, 2006, $9 million remained related to this reserve. During the nine months ended December 31, 2006, we paid $5 million related to this reserve and reduced this reserve by an immaterial amount as we determined that the costs related to certain facilities would be less than originally accrued. We expect the remainder of the costs to be paid by the end of fiscal 2012.

Amounts related to acquisition-related restructuring are reflected in the purchase price allocation of the applicable acquisition.

Note 10.	Net Income Per Share

The components of net income per share are as follows:

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2006		2005	2006	2005
	(In thousands, except per share data)

Net income per share — basic:
Net income	$113,722		$90,734	$331,947	$38,039
Weighted average number of common shares outstanding during the period	932,122		1,069,123	975,900	984,192

Net income per share — basic	$0.12		$0.08	$0.34	$0.04

Net income per share — diluted:
Net income	$113,722		$90,734	$331,947	$38,039
Weighted average number of common shares outstanding during the period	932,122		1,069,123	975,900	984,192
Shares issuable from assumed exercise of options using the treasury stock method	21,891		27,486	20,877	28,764
Dilutive impact of restricted stock units using the treasury stock method	828		—	420	—
Dilutive impact of assumed conversion of Senior Notes using the treasury stock method	8,468	[1]	—	2,823	—

Total shares for purposes of calculating diluted net income per share — diluted	963,309		1,096,609	1,000,020	1,012,956

Net income per share — diluted	$0.12		$0.08	$0.33	$0.04

[1]	See Note 6 for explanation of the impact of the Senior Notes on Net income per share — diluted.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

			Nine Months
	Three Months Ended		Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(In thousands)

Stock options[1]	57,955	61,399	57,955	59,095
Restricted stock units[1]	28	—	28	—
Veritas 0.25% Notes[2]	—	12,674	—	12,674

	57,983	74,073	57,983	71,769

[1]	These employee stock options and RSUs were excluded from the computation of diluted net income per share because their impact is anti-dilutive.

[2]	Potential common shares related to 0.25% Notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was anti-dilutive.

For the three- and nine-month periods ended December 31, 2006, the effect of the warrants was excluded because, as discussed in Note 6, they have no impact on diluted net income per share until our average stock price for the applicable period reaches $27.3175 per share.

Note 11.	Income Taxes

The effective tax rate was approximately 35% for the three- and nine-month periods ended December 31, 2006 compared to 33% and 77% for the comparable periods in 2005. Absent the tax effect of non-recurring items, we have provided for income taxes at an estimated annualized effective tax rate of 36.5% for fiscal 2007, compared to a 33% rate for fiscal 2006. The higher rate in fiscal 2007 reflects non-deductible stock-based compensation resulting from the adoption of SFAS No. 123R as well as reduced benefits from low-taxed foreign earnings.

In the December 2006 quarter, we revised the estimated annualized effective tax rate from 35% to 36.5% to take into consideration changes in our forecast for fiscal 2007. As a result, we recorded $5 million of additional tax expense to true-up taxes provided on pre-tax income generated in the June and September quarters. Additionally, we recorded a $6 million tax benefit which relates to favorable prior year items, including the retroactive reinstatement of the U.S. federal research credit.

In the September 2006 quarter, we recorded an $8 million tax benefit for the final Internal Revenue Service, or IRS, audit settlement of Symantec’s fiscal years 2003 and 2004. The tax expense for the June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition tax return.

The tax rate for the nine months ended December 31, 2005 reflects the non-deductibility of the IPR&D charge of $284 million recorded in the quarter ended September 30, 2005. The June 2005 quarter’s tax expense reflects a $20 million tax benefit related to technical corrections to the American Jobs Creation Act of 2004 with respect to the treatment of foreign taxes paid on the earnings repatriated under the Act.

On September 5, 2006, we executed a closing agreement with the IRS with respect to the audit of Symantec’s fiscal 2003 and 2004 federal income tax returns. The closing agreement represents the final assessment by the IRS of additional tax for these fiscal years of approximately $35 million, including interest. Based on the final settlement, a tax benefit of $8 million is reflected in the September 2006 quarter.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 26, 2006, we filed a petition with the U.S. Tax Court to protest a Notice of Deficiency from the IRS claiming that we owe $867 million, excluding penalties and interest, for the 2000 and 2001 tax years based on an audit of Veritas, which we acquired in July, 2005. On August 30, 2006, the IRS answered our petition and the case has been docketed for trial in U.S. Tax Court. See Note 12 for further discussion.

In connection with the note hedge transactions discussed in Note 6, we established a deferred tax asset of approximately $232 million to account for the book-tax basis difference in the convertible notes resulting from note hedge transactions. The deferred tax asset has been accounted for as an increase to Capital in excess of par value.

Note 12.	Litigation

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

Since the September quarter of 2002, Veritas has received subpoenas issued by the SEC in the investigation entitled In the Matter of AOL/Time Warner. The SEC has requested information regarding transactions with AOL Time Warner, or AOL, and related accounting and disclosure matters. Veritas’ transactions with AOL, entered into in September 2000, involved a software and services purchase by AOL at a stated value of $50 million and the purchase by Veritas of advertising services from AOL at a stated value of $20 million. In March 2003, Veritas restated its financial statements for 2001 and 2000 to reflect a reduction in revenues and expenses of $20 million, as well as an additional reduction in revenues and expenses of $1 million related to two other contemporaneous transactions with other parties in 2000 that involved software licenses and the purchase of online advertising services. In March 2005, the SEC charged AOL with securities fraud pursuant to a complaint entitled Securities and Exchange Commission v. Time Warner, Inc. In its complaint, the SEC described certain transactions between AOL and a “California-based software company that creates and licenses data storage software” that appear to reference Veritas’ transactions with AOL as described above, and alleged that AOL aided and abetted that California-based software company in violating Section 10(b) of the Securities Exchange Act of 1934 and Exchange Act Rule 10b-5.

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

Prior to our acquisition of Veritas, Veritas had been in discussions with the staff of the SEC regarding the SEC’s review of these matters, and, based on communications with the staff, Veritas expected these discussions to result in a settlement with the SEC in which we would be required to pay a $30 million penalty. We would be unable to deduct the $30 million penalty for income tax purposes, be reimbursed or indemnified for such payment through insurance or any other source, or use the payment to setoff or reduce any award of compensatory damages to plaintiffs in related securities litigation. Final settlement with the SEC is subject to agreement on final terms and documentation, approval by our board of directors, and approval by the SEC Commissioners. In the March quarter of 2005, Veritas recorded a charge of $30 million in its consolidated statement of operations, and a corresponding accrual in its balance sheet. As of the filing of this Quarterly Report, the terms of the final settlement are still under consideration by the SEC Commissioners, and have not been approved. As part of our accounting for the acquisition of Veritas, we recorded the accrual of $30 million in Other accrued expenses in the Condensed Consolidated Balance Sheets. We intend to cooperate with the SEC in its investigation and review of the foregoing matters.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 13.	Segment Information

In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. Amounts for the three and nine months ended December 31, 2005 have been reclassified to conform to our current presentation.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of December 31, 2006, we had five operating segments:

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounting policies of the segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. Except for goodwill, as disclosed in Note 5, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

		Security and
	Consumer	Data	Data Center			Total
	Products	Management	Management	Services	Other	Company
	(In thousands)

Three months ended December 31, 2006:
Net revenues	$408,789	$515,213	$336,194	$52,844	$—	$1,313,040
Operating income (loss)	238,297	195,541	94,245	(19,873)	(352,365)	155,845
Depreciation and amortization expense	598	6,107	10,477	845	172,836	190,863
Three months ended December 31, 2005:
Net revenues	$329,036	$470,713	$303,272	$45,998	$7	$1,149,026
Operating income (loss)	205,489	205,188	7,167	(11,296)	(286,887)	119,661
Depreciation and amortization expense	318	6,710	12,011	1,121	163,271	183,431
Nine months ended December 31, 2006:
Net revenues	$1,188,305	$1,475,592	$1,004,853	$165,385	$64	$3,834,199
Operating income (loss)	709,598	547,825	286,262	(38,932)	(1,078,331)	426,422
Depreciation and amortization expense	1,573	18,503	32,400	2,523	526,906	581,905
Nine months ended December 31, 2005:
Net revenues	$1,042,002	$1,227,187	$532,770	$102,850	$23	$2,904,832
Operating income (loss)	681,320	489,145	(15,769)	(25,923)	(1,035,141)	93,632
Depreciation and amortization expense	1,153	18,806	26,336	2,525	390,889	439,709

Note 14.	Subsequent Events

On January 26, 2007, we signed a definitive agreement to acquire Altiris, Inc., a leading provider of information technology, or IT, management software that enables businesses to easily manage and service network-based endpoints, for a cash purchase price of $33 per share. The aggregate purchase price, excluding acquisition related costs, will be approximately $830 million, which amount is net of Altiris’ estimated cash balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. The acquisition is expected to close in the first quarter of fiscal 2008, subject to the satisfaction of customary closing conditions, including regulatory review and Altiris stockholder approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements include references to the expected results of the cost reduction program that was announced in January 2007 and statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. We encourage you to read these sections carefully.

OVERVIEW

Our Business

We are a world leader in providing infrastructure software to protect individuals and enterprises from a variety of risks. We provide consumers, home offices, and small businesses with Internet security and personal computer, or PC, problem-solving products; we provide small and medium-sized businesses with software to provision, backup, secure, and remotely access their PCs and servers; we provide enterprise and large enterprise customers with security, storage and server management, data protection, and application performance management solutions; and we provide a full range of consulting and educational services to enterprises of all sizes. In addition, we continually work to enhance the features and functionality of our existing products, extend our product leadership, and create innovative solutions for our customers to address the rapidly changing threat environment. Founded in 1982, we have operations in 40 countries worldwide.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2006, March 31, 2006, and December 31, 2005 reflect amounts as of and for the periods ended December 29, 2006, March 31, 2006, and December 30, 2005, respectively. The three-month periods ended December 31, 2006 and 2005 each comprised 13 weeks of activity. The nine-month periods ended December 31, 2006 and 2005 each comprised 39 weeks of activity.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. Amounts for the three- and nine-month periods ended December 31, 2005 have been reclassified to conform to our current presentation. As of December 31, 2006, we had five operating segments, descriptions of which are provided in Note 13 of Notes to Condensed Consolidated Financial Statements.

On July 2, 2005, we completed the acquisition of Veritas Software Corporation, or Veritas, a leading provider of software and services to enable storage and availability, whereby Veritas became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method. The results of Veritas’ operations have been included in our results of operations beginning on July 2, 2005, and have had a significant impact on our revenues, cost of revenues, and operating expenses since the date of acquisition.

On January 26, 2007, we signed a definitive agreement to acquire Altiris, Inc., a leading provider of information technology, or IT, management software that enables businesses to easily manage and service network-based endpoints, for a cash purchase price of $33 per share. The aggregate purchase price, excluding acquisition related costs, will be approximately $830 million, which amount is net of Altiris’ estimated cash balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. The acquisition is expected to close in the first quarter of fiscal 2008, subject to the satisfaction of customary closing conditions, including regulatory review and Altiris stockholder approval.

Financial Results and Trends

Our net income was $114 million and $332 million, respectively, for the three and nine months ended December 31, 2006 as compared to our net income of $91 million and $38 million, respectively, for the three and nine months ended December 31, 2005. The higher net income in the December 2006 quarter as compared to the December 2005 quarter was due to higher revenue, which was partially offset by stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, effective April 1, 2006 and higher employee compensation costs resulting from increased employee headcount. As of December 31, 2006, employee headcount had increased by approximately 16% from December 31, 2005. The higher net income in the nine months ended December 31, 2006 as compared to the comparable prior year period was primarily due to the write-off of $284 million of acquired in-process research and development, or IPR&D, as a result of the Veritas acquisition in the nine months ended December 31, 2005 for which there is no comparable charge in the 2006 period. In addition, revenue increased from the inclusion of Veritas for the full nine-month period in 2006 as compared to only the six months subsequent to the acquisition date of July 2, 2005 in the comparable 2005 period. These factors were partially offset by the inclusion of amortization of acquired product rights and other intangible assets resulting from our acquisition of Veritas for the full nine-month period in 2006 while the comparable 2005 period includes this amortization only for the six months subsequent to the acquisition date, as well as the impact of stock-based compensation expense and higher employee compensation costs, as discussed above.

For the three months ended December 31, 2006, revenue growth was primarily attributable to the reduced effect of the purchase accounting adjustments to Veritas’ deferred revenue, as discussed under “Total Net Revenues” below, relative to the comparable 2005 period and to growth in our Consumer Products segment across all of our geographic regions. For the nine-month period ended December 31, 2006, the overall revenue growth is primarily attributable to our acquisition of Veritas. In both periods, growth is due to the continued growth in the use of the Internet and an increase in awareness of threats around the world to the safety and integrity of a company’s data, both from Internet-related sources and from other factors such as systems failures. Strength in most major foreign currencies favorably impacted our international revenue growth by $44 million and $63 million, respectively, during the three- and nine-month periods ended December 31, 2006 as compared to the same periods in 2005.

Although revenue for the three months ended December 31, 2006 was higher than revenue for the comparable 2005 period, it did not meet our expectations, largely because of the following key factors which impacted revenue from our enterprise customers: the impact of increased flexibility in our contract terms, the combination of our buying programs, and a large number of maintenance renewals, each of which resulted in a greater percentage of revenue being deferred and recognized over an extended period of time. Specifically, in the December 2006 quarter, we provided more flexibility in our contract terms and in product deployments and more services in combination with licenses and we experienced an increase in the value of multi-year arrangements compared to prior periods, particularly within our Data Center Management segment. These changes resulted in a greater percentage of revenue being deferred and recognized over an extended period of time. In addition, we combined the legacy buying programs of Symantec and Veritas into one buying program for all of our enterprise offerings, which resulted in a change in the vendor-specific objective evidence, or VSOE, of pricing for our storage and availability offerings. Additional information regarding factors that we believe impacted net revenue during the December 2006 quarter are discussed under “Total Net Revenues” below. We expect the key factors discussed above, and our increasing focus on total contract value rather than license revenue, to result in revenue growth rates that are lower than our historic experience. As a result, we anticipate that our deferred revenue will increase and the amortization of such deferred revenue will comprise a greater portion of our revenue in future periods.

In the three- and nine-month periods ended December 31, 2006, we incurred higher enterprise technical support costs as we added resources to address the business process changes associated with our IT systems consolidation. The implementation is not yet complete and we will continue to incur costs and expenses associated with the systems implementation. In addition, foreign currency exchange rates had a negative impact on our expenses in the 2006 periods as compared to the 2005 periods.

In light of the foregoing factors, we will implement cost reduction programs beginning in the fourth quarter of fiscal 2007 to better align our expenses with our new revenue expectations. We believe that these cost reductions, combined with our ongoing business re-engineering and cost-improvement initiatives, will result in annual cost savings of approximately $200 million. Only a modest amount of these savings is expected to impact the results of our March 2007 quarter; however, the cost reduction programs could result in a restructuring charge in such period.

Critical Accounting Estimates

On April 1, 2006, we adopted a new policy related to stock-based compensation pursuant to our adoption of SFAS No. 123R, as more fully described below. During the quarter ended December 31, 2006, we modified the discussion of goodwill included in our critical accounting estimate titled “Business Combinations” in our Annual Report on Form 10-K for the year ended March 31, 2006, as set forth below. Other than these changes, there have been no significant changes in our critical accounting estimates during the nine months ended December 31, 2006 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Stock-based compensation

Effective April 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, or RSUs, and purchase rights under our employee stock purchase plan, or ESPP, on the date of grant and amortize the fair value of the award over the requisite service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after April 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. We recognize estimated compensation expense for awards that were outstanding as of the effective date on a straight-line basis over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.

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

Stock-based compensation expense related to employee stock options, RSUs, and employee stock purchases recognized under SFAS No. 123R for the three and nine months ended December 31, 2006 was $36 million and $119 million, respectively.

See Note 8 of Notes to Condensed Consolidated Financial Statements for further information regarding SFAS No. 123R disclosures.

Goodwill

We test goodwill for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. We reviewed the factors discussed in “Financial Results and Trends” above and the fact that our management has recently revised its estimates of operating results for the fourth quarter of fiscal 2007 to determine if these factors constituted an indication of impairment. Based on our review, we determined that there were no indicators of impairment at December 31, 2006. During the March 2007 quarter, we will perform our annual evaluation of goodwill for impairment by comparing the fair value of each of our reporting units, which are the same as our operating segments, to its carrying value, including the goodwill allocated to that reporting unit. If the full evaluation results in a lower than expected estimate of the fair value of certain of our reporting units, we may be required to record goodwill impairment charges.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Net revenues	$1,313,040	$1,149,026	$3,834,199	$2,904,832
Period over period increase	$164,014		$929,367
	14%		32%

In connection with our acquisition of Veritas on July 2, 2005, we were required under purchase accounting rules to reduce the amount of Veritas’ deferred revenue to an amount equal to the fair value of our contractual obligation related to that deferred revenue. As a result, a portion of the increase in revenue related to storage and availability products and services in the three- and nine-month periods ended December 31, 2006 is due to the fact that the amount of revenue recognized in the comparable 2005 periods was lower as a result of the purchase accounting adjustment. Unless otherwise specified, “storage and availability products and services” include products and services obtained through our acquisition of Veritas, and complementary products and services obtained or developed subsequent to such acquisition.

Several factors have contributed to increased deferred revenue and lower current period revenue. In recent periods, we began negotiating more deals that commit customers to multi-year periods, offer more flexibility in contractual terms and in product deployments, and provide more services in combination with license and maintenance sales. In the December 2006 quarter, we combined our buying programs for all of our enterprise offerings to provide our customers and partners a single vendor relationship and simplify the way that we do business. Previously, our storage and availability products and services were sold under Veritas’ pre-merger buying programs, while our security products and services were sold under our historical buying programs. These factors have resulted in, and will continue to result in, lower near-term recognized revenue growth rates. For example, an increase in multi-year contracts results in a higher level of revenue attributable to content and/or maintenance included in those deals, which results in a larger portion of our revenues being recognized ratably over the term of the arrangement and a smaller portion being recognized in the current period. More flexibility in contractual terms, such as installment payments, increases our deferred revenue as such flexibility may result in ratable recognition, recognition on a due and payable basis, or deferral until the contractual term expires.

Our customers have also requested increased flexibility in product deployments in site license arrangements. This may result in an increase in deferred revenue and classification of all revenues associated with the specific contract as Content, subscriptions, and maintenance, which is recognized over time, as VSOE may not exist in certain types of flexible deployment contracts. As a result of our initiative to offer customers a more comprehensive solution to protect and manage a global IT infrastructure, we expect to see an increasing amount of services sold in conjunction with license and maintenance contracts. Inclusion of such services often results in increased deferred revenue and increased classification of revenues as Content, subscriptions, and maintenance, as VSOE may not exist for some of the services provided. The combination of buying programs resulted in a change in the VSOE for some of our acquired storage and availability products and services. This change, coupled with increased maintenance renewals sold with a license component, resulted in a larger portion of contracts being classified as Content, subscriptions, and maintenance, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately.

Net revenues increased during the three months ended December 31, 2006 as compared to the comparable prior year period due to increased revenues from our enterprise products and consumer products of $84 million and $80 million, respectively. The enterprise product increase was due to the effect of the purchase accounting adjustment discussed above, which accounted for an increase in revenue from enterprise products of $94 million in the December 2006 quarter as compared to the December 2005 quarter. This increase was offset by decreases in recognized revenue resulting from the increased flexibility in contract terms and the combination of the buying programs for all of our enterprise offerings in the December 2006 quarter as discussed above.

During the nine-month period ended December 31, 2006, a substantial portion of the net revenues increase as compared to the comparable prior year period was due to the inclusion of the storage and availability products and services that were obtained through our acquisition of Veritas for the full nine months in the 2006 period compared to six months in the 2005 period. These products and services contributed $513 million of net revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, the purchase accounting adjustment related to deferred revenue accounted for an aggregate increase of $217 million in the September 2006 and December 2006 quarters as compared to the comparable prior year periods. Our consumer products revenue increased $146 million resulting from continuing growth in demand for our consumer products due to growth in the use of the Internet and an increased awareness of security threats. Our enterprise products and services revenue increased $85 million from growth in our maintenance renewals due to an increasing installed base, partially offset by the effects of the increased flexibility in contract terms and the combination of our buying programs discussed above.

Content, subscriptions, and maintenance revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Content, subscriptions, and maintenance revenues	$989,384	$747,371	$2,843,501	$2,033,381
Percentage of total net revenues	75%	65%	74%	70%
Period over period increase	$242,013		$810,120
	32%		40%

Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period. Beginning with the release of our 2006 consumer products that include content updates in the December 2005 quarter, we recognize revenue related to these products ratably. As a result, this revenue has been classified as Content, subscriptions, and maintenance beginning in the December 2005 quarter. In addition, as noted above, increased flexibility in contract terms and the combination of our buying programs have impacted revenue recognition. These changes caused a larger portion of contracts to be classified as Content, subscriptions, and maintenance, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately, as discussed above in “Total Net Revenues.”

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

Content, subscriptions, and maintenance revenue related to sales of storage and availability products and services acquired through the Veritas acquisition accounted for $113 million in increased revenues in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. The majority of the increase was due to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment, partially offset by the effects of the increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter, all of which are discussed under “Total Net Revenues” above. In addition, Content, subscriptions, and maintenance revenue increased in the December 2006 quarter as compared to the comparable prior year period due to an increase of $73 million in revenue related to our consumer products, particularly Norton Internet Security, due to growth in the use of the Internet and an increased awareness of security threats. Enterprise products, excluding storage and availability products and services, increased $56 million as a result of growth in our maintenance renewals due to an increasing installed base.

During the nine-month period ended December 31, 2006, Content, subscriptions, and maintenance revenue increased as compared to the comparable prior year period partially due to the inclusion of the storage and availability products and services that were obtained through our acquisition of Veritas for the full nine months in the 2006 period compared to six months in the 2005 period. These products and services contributed $246 million of Content, subscriptions, and maintenance revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, in the nine months ended December 31, 2006, Content, subscriptions, and maintenance revenue related to our storage and availability products increased $217 million due to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment. This increase was partially offset by the effects of the increased flexibility in our contract terms and the combination of our buying programs. All of these factors are discussed in “Total Net Revenues” above. Enterprise products, excluding storage and availability products and services, increased $190 million due in large part to growth in our maintenance renewals due to an increasing installed base. Revenue related to our consumer products increased $141 million as compared to the 2005 period due primarily to growth in Norton Internet Security products and online revenues as a result of growth in the use of the Internet and an increased awareness of security threats.

Licenses revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Licenses revenues	$323,656	$401,655	$990,698	$871,451
Percentage of total net revenues	25%	35%	26%	30%
Period over period increase (decrease)	$(77,999)		$119,247
	(19)%		14%

As a result of the combination of our buying programs in the December 2006 quarter, which increased revenue deferrals and classification of Licenses revenue to Content, subscriptions, and maintenance revenue, as discussed above under “Total Net Revenues,” Licenses revenue decreased in the December 2006 quarter as compared to the comparable prior year period.

During the nine-month period ended December 31, 2006, Licenses revenues increased as compared to the comparable prior year period primarily due to the inclusion of the storage and availability products that were obtained through our acquisition of Veritas for the full nine months in the 2006 period compared to six months in the 2005 period. These products contributed $268 million of Licenses revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. Excluding this June 2006 contribution, Licenses revenues from our enterprise products decreased significantly primarily as a result of the increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter, both of which caused a larger portion of contracts to be classified as Content, subscriptions, and maintenance, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately, as discussed above in “Total Net Revenues.”

Net revenues by segment

Consumer Products segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Consumer Products revenues	$408,789	$329,036	$1,188,305	$1,042,002
Percentage of total net revenues	31%	29%	31%	36%
Period over period increase	$79,753		$146,303
	24%		14%

The increase in Consumer Products revenues in the three- and nine-month periods ended December 31, 2006 was due primarily to increases of $89 million and $228 million, respectively, in revenue from our Norton Internet Security products as compared to the comparable 2005 periods. These increases were partially offset by aggregate decreases in revenue from our Norton AntiVirus and Norton System Works products in the three- and nine-month periods ended December 31, 2006 of $7 million and $73 million, respectively. These decreases resulted from our customers’ continued migration to the Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment. Our electronic distribution channel includes original equipment manufacturer, or OEM, subscriptions, upgrades, online sales, and renewals. Revenue from this channel (which includes sales of our Norton Internet Security products and our Norton AntiVirus products) grew by $68 million and $156 million, respectively, in the three- and nine-month periods ended December 31, 2006 as compared to the comparable 2005 periods.

Security and Data Management segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Security and Data Management revenues	$515,215	$470,713	$1,475,592	$1,227,187
Percentage of total net revenues	39%	41%	38%	42%
Period over period increase	$44,502		$248,405
	9%		20%

The increase in revenues from our Security and Data Management segment in the December 2006 quarter as compared to the December 2005 quarter was due primarily to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed in “Total Net Revenues” above. The purchase accounting adjustment accounted for $30 million of the $45 million increase. Of the remaining amount, $10 million was due to increased revenues in the December 2006 quarter associated with products obtained from companies acquired since December 31, 2005 for which there is no comparable revenue in the December 2005 quarter.

During the nine-month period ended December 31, 2006, revenue from our Security and Data Management segment increased as compared to the comparable prior year period partially due to the inclusion of the storage and availability products that were obtained through our acquisition of Veritas for the full nine months in the 2006 period compared to six months in the 2005 period. These products contributed $150 million of Security and Data Management revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, the purchase accounting adjustment related to deferred revenue discussed in “Total Net Revenues” above accounted for an aggregate revenue increase of $72 million in the September 2006 and December 2006 quarters as compared to the comparable prior year periods. Products obtained from companies acquired within the last year contributed $32 million in increased revenues in the nine months ended December 31, 2006 compared to the 2005 period.

Data Center Management segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Data Center Management revenues	$336,194	$303,272	$1,004,853	$532,770
Percentage of total net revenues	26%	26%	26%	18%
Period over period increase	$32,922		$472,083
	11%		89%

The Data Center Management segment is comprised of storage and availability products. The purchase accounting adjustment discussed in “Total Net Revenues” above accounted for a $61 million increase in revenues in the December 2006 quarter as compared to the December 2005 quarter. Excluding the purchase accounting adjustment, Data Center Management revenue decreased $28 million compared to the December 2005 quarter. Revenue in the December 2006 quarter was negatively impacted by the higher value of multi-year maintenance contracts signed in the December 2006 quarter as compared to prior periods, which resulted in a larger portion of contracts being subject to deferral and a correspondingly lower amount of revenue recognized in the current period, as discussed in “Total Net Revenues” above.

The revenue increase in the nine-month period ended December 31, 2006 as compared to the comparable prior year period was due primarily to the inclusion of sales of storage and availability products acquired through the Veritas acquisition for the full nine-month period compared to six months in 2005. These products contributed $336 million of Data Center Management revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, the purchase accounting adjustment related to deferred revenue discussed in “Total Net Revenues” above accounted for an aggregate revenue increase of $139 million in the September 2006 and December 2006 quarters as compared to the comparable prior year periods.

Services segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Services revenues	$52,844	$45,998	$165,385	$102,850
Percentage of total net revenues	4%	4%	4%	4%
Period over period increase	$6,846		$62,535
	15%		61%

The increase in revenue from our Services segment in the December 2006 quarter as compared to the comparable prior year period was due to an increase in consulting services and business critical services revenue in the December 2006 quarter. During the nine-month period ended December 31, 2006, $40 million of the revenue increase in our Services segment as compared to the comparable period last year was due to an increase in consulting services, partially related to the inclusion of the storage and availability services that were obtained through our acquisition of Veritas for the full nine months in the 2006 period compared to six months in the 2005 period. These services contributed $28 million of Services revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter.

Other segment

Our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three- and nine-month periods ended December 31, 2006 and 2005 were immaterial.

Net revenues by geographic region

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

North America (U.S. and Canada)	$695,319	$602,074	$2,031,540	$1,533,914
Percentage of total net revenues	53%	52%	53%	53%
Period over period increase	$93,245		$497,626
	15%		32%
EMEA (Europe, Middle East, Africa)	$413,377	$374,882	$1,198,924	$922,249
Percentage of total net revenues	31%	33%	31%	32%
Period over period increase	$38,495		$276,675
	10%		30%
Asia Pacific/Japan	$178,175	$152,463	$529,909	$398,512
Percentage of total net revenues	14%	13%	14%	14%
Period over period increase	$25,712		$131,397
	17%		33%
Latin America	$26,169	$19,607	$73,826	$50,157
Percentage of total net revenues	2%	2%	2%	2%
Period over period increase	$6,562		$23,669
	33%		47%

The increase in revenue in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 was due primarily to the fact that the amount of revenue recognized in the comparable 2005 period was lower as a result of the purchase accounting adjustment discussed in “Total Net Revenues” above. The purchase accounting adjustment accounted for $65 million in North America and $29 million in international regions in increased revenues compared to the comparable December 2005 period. In addition, foreign currency had a positive impact on international revenue of $44 million in the December 2006 quarter as compared to the comparable prior year period. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results. Consumer revenue experienced strong growth across all regions, driven by growth in Norton Internet Security, while enterprise offerings were negatively impacted primarily due to the increased flexibility in our contract terms and the combination of our buying programs. These changes resulted in a larger portion of contracts being subject to deferral and a correspondingly lower amount of revenue recognized in the current period, as discussed in “Total Net Revenues” above.

During the nine-month period ended December 31, 2006, international revenues increased as compared to the comparable period last year substantially due to the inclusion of the storage and availability products and services that were obtained through our acquisition of Veritas for the full nine months in the 2006 period compared to six months in the 2005 period. These products and services contributed $240 million of international revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, the purchase accounting adjustment related to deferred revenue discussed in “Total Net Revenues” above accounted for an aggregate revenue increase of $150 million North America and an aggregate revenue increase of $67 million in international regions in the September 2006 and December 2006 quarters as compared to the comparable prior year periods. In the nine months ended December 31, 2006, our Consumer Products segment also contributed an additional $109 million of international revenue, driven by Norton Internet Security. Foreign currencies had a favorable impact on net revenues of $63 million in the nine-month period ended December 31, 2006 compared to the 2005 period. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results. Revenue in the nine months ended December 31, 2006 was negatively impacted by the increased flexibility in our contract terms and the combination of our buying programs. These changes resulted in a larger portion of contracts being subject to deferral and correspondingly lower amount of revenue recognized in the current period, as discussed in “Total Net Revenues” above.

Cost of Revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Cost of revenues	$314,723	$268,478	$919,731	$698,715
Gross margin	76%	77%	76%	76%
Period over period increase	$46,245		$221,016
	17%		32%

Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin decreased in the December 2006 quarter as compared to the December 2005 quarter due to higher enterprise technical support costs as we added resources to address the business process changes associated with our IT systems consolidation. Gross margin remained constant in the nine months ended December 31, 2006 as compared to the comparable prior year period. The impact of increased revenues for the nine months ended December 31, 2006 was offset by a combination of higher technical support and billable services costs, higher OEM royalties, and amortization of acquired product rights from our acquisition of Veritas for the full nine month period. A significant portion of our Cost of revenues is fixed and, therefore, any change in revenue will directly impact our gross margin. We anticipate that net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have higher cost of revenues than our software products. We also expect that our gross margins may be negatively impacted by increases in OEM royalties in the Consumer Products segment.

Cost of content, subscriptions, and maintenance

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Cost of content, subscriptions, and maintenance	$218,035	$167,186	$622,078	$439,211
As a percentage of related revenue	22%	22%	22%	22%
Period over period increase	$50,849		$182,867
	30%		42%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue sharing agreements. Cost of content, subscriptions, and maintenance remained constant as a percentage of the related revenue in the three-month period ended December 31, 2006 as compared to the comparable prior year period. The effect of increased revenues in the December 2006 quarter was offset primarily by the impact of higher enterprise technical support costs as we added resources to address the business process changes associated with our IT systems consolidation. In addition, Cost of content, subscriptions, and maintenance related to our security services consulting and consumer products increased $8 million and $24 million, respectively, in the three-month period ended December 31, 2006 as compared to the comparable prior year period.

During the nine-month period ended December 31, 2006, Cost of content, subscriptions, and maintenance remained constant as a percentage of the related revenue as compared to the comparable prior year period. The impact of increased revenues for the nine months ended December 31, 2006 was offset by higher technical support and billable services costs, higher OEM royalties, and the inclusion of costs related to the storage and availability products and services that were obtained through our acquisition of Veritas for the full nine months compared to the inclusion of these costs for six months in the 2005 period. These products and services contributed $76 million of additional costs in the June 2006 quarter for which there were no comparable costs in the June 2005 quarter. In addition, Cost of content, subscriptions, and maintenance related to our security services consulting and consumer products increased $23 million and $42 million, respectively, in the nine-month period ended December 31, 2006 as compared to the comparable prior year period.

Cost of licenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Cost of licenses	$12,177	$16,256	$40,193	$33,983
As a percentage of related revenue	4%	4%	4%	4%
Period over period increase (decrease)	$(4,079)		$6,210
	(25)%		18%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses was constant as a percentage of the related revenue in the three- and nine-month periods ended December 31, 2006 as compared to the comparable prior year periods. In the nine months ended December 31, 2006, excess inventory related to our appliance products added $5 million in license costs. In addition, costs related to the storage and availability products obtained from the Veritas acquisition are included for the full nine months in 2006 as compared to six months for the 2005 period. The storage and availability products added $3 million in additional license costs in the June 2006 quarter for which there were no comparable costs in the June 2005 quarter.

Amortization of acquired product rights

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Amortization of acquired product rights	$84,511	$85,036	$257,460	$225,521
Percentage of total net revenues	6%	7%	7%	8%
Period over period increase (decrease)	$(525)		$31,939
	(1)%		14%

Acquired product rights are comprised of developed technologies, revenue-related order backlog and contracts, and patents from acquired companies. Amortization in the December 2006 quarter was relatively flat as compared to the December 2005 quarter as higher amortization associated with our acquisitions in the second half of fiscal 2006 was offset by certain acquired product rights becoming fully amortized. The increase in amortization in the nine months ended December 31, 2006 as compared to the comparable period of 2005 is due primarily to the inclusion of the amortization of acquired product rights acquired through the Veritas acquisition for the full nine-month period compared to six months in 2005. We amortize the fair value of acquired product rights over their expected useful lives, generally one to eight years. For further discussion of acquired product rights and related amortization, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Sales and marketing expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Sales and marketing	$493,378	$437,183	$1,420,366	$1,055,229
Percentage of total net revenues	38%	38%	37%	36%
Period over period increase	$56,195		$365,137
	13%		35%

Sales and marketing expenses as a percentage of total revenues were relatively constant for all periods. The increase in absolute dollars in sales and marketing expenses in the December 2006 quarter as compared to the comparable prior year period was due primarily to higher employee compensation expense resulting from an increase in employee headcount. In addition, the adoption of SFAS No. 123R as of April 1, 2006 added $8 million of stock-based compensation expense in the December 2006 quarter as compared to the comparable prior year period. For the nine months ended December 31, 2006, almost half of the dollar increase in sales and marketing expenses as compared to the same period in 2005 is due to sales and marketing expenses from the Veritas acquisition, which are included for the full nine months in the 2006 period as compared to six months in the 2005 period and which contributed $171 million of additional expenses in the June 2006 quarter for which there were no comparable expenses in the June 2005 quarter. Higher employee compensation expense resulting from increased employee headcount and the adoption of SFAS No. 123R, which added $34 million of stock-based compensation expense in the nine months ended December 31, 2006, also contributed to the increase in expense for the nine months ended December 31, 2006 as compared to the comparable prior year period.

Research and development expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Research and development	$219,578	$193,191	$657,746	$479,605
Percentage of total net revenues	17%	17%	17%	17%
Period over period increase	$26,387		$178,141
	14%		37%

Research and development expenses as a percentage of total revenues were constant for all periods. The increase in absolute dollars in research and development expenses in the December 2006 quarter as compared to the comparable prior year period was due primarily to higher employee compensation expense resulting from an increase in employee headcount. In addition, the adoption of SFAS No. 123R as of April 1, 2006 added $8 million in stock-based compensation expense in the December 2006 quarter as compared to the comparable prior year period. The dollar increase in research and development expenses in the nine months ended December 31, 2006 as compared to the same period in 2005 is due substantially to research and development expenses from the Veritas acquisition, which are included for the full nine months in the 2006 period as compared to six months in the 2005 period and which contributed $96 million of additional expenses in the June 2006 quarter for which there were no comparable expenses in the June 2005 quarter. The increase in the nine-months ended December 31, 2006 as compared to the comparable period in 2005 is also due to higher employee compensation expense resulting from increased employee headcount and the adoption of SFAS No. 123R, which added $31 million of stock-based compensation expense for the nine months ended December 31, 2006 as compared to the comparable prior year period.

General and administrative expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

General and administrative	$79,040	$64,335	$238,887	$157,145
Percentage of total net revenues	6%	6%	6%	5%
Period over period increase	$14,705		$81,742
	23%		52%

General and administrative expenses as a percentage of total revenues were relatively constant for all periods. The increase in absolute dollars in general and administrative expenses in both the three- and nine-month periods ended December 31, 2006 as compared to the comparable prior year periods was due primarily to higher employee compensation expense resulting from an increase in employee headcount. In addition, the adoption of SFAS No. 123R as of April 1, 2006 added $3 million and $12 million, respectively, in stock-based compensation expense in the 2006 periods as compared to the comparable prior year periods. For the nine months ended December 31, 2006 general and administrative expenses from the Veritas acquisition are included for the full nine months as compared to six months in the 2005 period and contributed $20 million in additional expenses in the June 2006 quarter for which there were no comparable expenses in the June 2005 quarter.

Amortization of other intangible assets

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Amortization of other intangible assets	$50,476	$48,427	$151,569	$98,475
Percentage of total net revenues	4%	4%	4%	3%
Period over period increase	$2,049		$53,094
	4%		54%

Other intangible assets are comprised of customer base, trade names, partnership agreements, and marketing-related assets. The increased amortization in the December 2006 quarter as compared to the December 2005 quarter is primarily associated with our acquisitions in the second half of fiscal 2006. The increase in amortization in the nine months ended December 31, 2006 as compared to the comparable period of 2005 is due primarily to the inclusion of the amortization of other intangible assets acquired through the Veritas acquisition for the full nine-month period compared to six months in 2005. For further discussion of other intangible assets and related amortization, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Acquired in-process research and development (IPR&D)

In the nine-month period ended December 31, 2005, we wrote off IPR&D of $284 million in connection with our acquisition of Veritas. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, Veritas was developing new products in multiple product areas that qualified as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0 and various other projects.

Restructuring

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Restructuring	$—	$15,566	$19,478	$20,492
Percentage of total net revenues	—	1%	1%	1%
Period over period decrease	$(15,566)		$(1,014)
	(100)%		(5)%

In the nine months ended December 31, 2006, we recorded $19 million of restructuring costs. These restructuring costs related to executive severance and to severance, associated benefits, and outplacement services for the termination of 323 redundant employees located in the United States, Europe, and Asia Pacific. The restructuring costs also included an immaterial amount related to excess facilities that we vacated in the United States, Europe, and Asia Pacific. In the nine months ended December 31, 2006, we paid $12 million related to this reserve. We expect the remainder of the costs to be paid by the end of fiscal 2008.

In the three and nine months ended December 31, 2005, we recorded $16 million and $20 million, respectively, of restructuring costs primarily for severance, associated benefits, and outplacement services. These restructuring costs also reflect the termination of redundant employees located in the United States, Europe, and Asia Pacific as a result of the Veritas acquisition, as well as an immaterial amount related to excess facilities that we vacated.

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

Integration

In conjunction with our acquisition of Veritas, we recorded integration costs of $2 million and $15 million during the three and nine months ended December 31, 2005, respectively, which consisted primarily of costs incurred for consulting services and other professional fees.

Non-operating Income and Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Interest and other income, net	$24,845	$22,525	$103,045	$85,246
Interest expense	(6,257)	(6,843)	(20,988)	(14,346)

Total	$18,588	$15,682	$82,057	$70,900

Percentage of total net revenues	1%	1%	2%	2%
Period over period increase	$2,906		$11,157
	19%		16%

The increase in Interest and other income, net, in the three-month period ended December 31, 2006 was primarily related to higher average interest rates realized on our invested cash and available-for-sale securities. The increase in Interest and other income, net, in the nine-month period ended December 31, 2006 as compared to the comparable prior year period was due primarily to a gain of $17 million on the sale of property and equipment, primarily related to a building in Milpitas, California.

Interest expense in the three and nine months ended December 31, 2006 was due primarily to the interest and amortization of issuance costs related to our 0.75% and 1.00% Convertible Senior Notes issued in June 2006. In addition, the nine-month period includes the interest and accretion related to the 0.25% Convertible Subordinated Notes that we assumed in connection with our acquisition of Veritas. Interest expense in the three and nine months ended December 31, 2005 was due primarily to the interest and accretion related to the 0.25% Convertible Subordinated Notes. The 0.25% Convertible Subordinated Notes were paid in full during August 2006. For further discussion of the convertible notes, see Note 6 of Notes to Condensed Consolidated Financial Statements.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	($ in thousands)

Provision for income taxes	$60,711	$44,609	$176,532	$126,493
Effective income tax rate	35%	33%	35%	77%

The effective tax rate was approximately 35% for the three- and nine-month periods ended December 31, 2006 compared to 33% and 77% for the comparable periods in 2005. Absent the tax effect of non-recurring items, we have provided for income taxes at an estimated annualized effective tax rate of 36.5% for fiscal year 2007, compared to a 33% rate for fiscal year 2006. The higher fiscal 2007 tax rate reflects non-deductible stock-based compensation resulting from the adoption of SFAS No. 123R as well as reduced benefits from low-taxed foreign earnings.

In the December 2006 quarter, we revised the estimated annualized effective tax rate from 35% to 36.5% to take into consideration changes in our forecast for fiscal 2007. As a result, we recorded $5 million of additional tax expense to true-up taxes provided on pre-tax income generated in the June and September quarters. Additionally, we recorded a $6 million tax benefit which relates to favorable prior year items, including the retroactive reinstatement of the U.S. federal research credit.

In the September 2006 quarter, we recorded an $8 million tax benefit for the final Internal Revenue Service, or IRS, audit settlement of Symantec’s fiscal years 2003 and 2004. The tax expense for the June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition tax return.

The tax rate for the nine months ended December 31, 2005 reflects the non-deductibility of the IPR&D charge of $284 million recorded in the quarter ended September 30, 2005. The June 2005 quarter’s tax expense reflects a $20 million tax benefit related to technical corrections to the American Jobs Creation Act of 2004 with respect to the treatment of foreign taxes paid on the earnings repatriated under the Act.

We believe realization of substantially all of our net deferred tax assets as of December 31, 2006 is more likely than not based on the future reversal of temporary tax differences, refundable taxes in the statutory carryback period, and future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Risk Factors, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We assess the need for an additional valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	December 31,
	2006	2005
	($ in thousands)

Net cash provided by (used for):
Operating activities	$1,053,331	$1,049,852
Investing activities	(89,241)	3,577,079
Financing activities	(781,096)	(3,835,605)
Effect of exchange rate fluctuations on cash and cash equivalents	93,387	(43,514)

Net change in cash and cash equivalents	$276,381	$747,812

As of December 31, 2006, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $3.0 billion, of which 46% was held domestically and the remainder was held outside of the U.S. At the beginning of fiscal 2007, we completed the reorganization of certain international subsidiaries acquired as part of the Veritas acquisition. This reorganization is expected to result in a rebalancing of our cash between the U.S. and foreign operations over the next several years.

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

For additional information regarding the Senior Notes and related transactions, see Note 6 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference. For information regarding the deferred tax asset established in connection with the note hedge transactions, see

Note 11 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006, in accordance with the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

On August 1, 2006, at the option of certain of the holders, we repurchased for cash $510 million of the Veritas 0.25% Convertible Subordinated Notes, or the 0.25% Notes, that we had assumed in connection with the acquisition of Veritas at a price equal to the principal amount, plus accrued and unpaid interest. On August 28, 2006, at our election, we repurchased the remaining $10 million of the Veritas 0.25% Notes at a price equal to the principal amount plus accrued and unpaid interest. For additional information regarding the 0.25% Notes, see Note 6 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. At December 31, 2006, we were in compliance with all covenants. We have made no borrowings under the credit facility through the date of filing of this Quarterly Report.

During April 2006, we purchased two office buildings totaling approximately 236,000 square feet in Cupertino, California for $81 million. Approximately 64,000 square feet is leased to a third party. In September 2006, we sold a building in Milpitas, California for net proceeds of $83 million. In January 2007, we sold a building in Maidenhead, UK for net proceeds of $35 million.

On January 24, 2007, we announced that the Board of Directors authorized the repurchase of $1 billion of Symantec common stock without a scheduled expiration date.

On January 26, 2007, we signed a definitive agreement to acquire Altiris, Inc., a leading provider of IT management software that enables businesses to easily manage and service network-based endpoints, for a cash purchase price of $33 per share. The aggregate purchase price, excluding acquisition related costs, will be approximately $830 million, which amount is net of Altiris’ estimated cash balance. The acquisition is expected to close in the first quarter of fiscal 2008, subject to the satisfaction of customary closing conditions, including regulatory review and Altiris stockholder approval.

We believe that our cash balances, cash that we generate over time from operations, and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating activities

Net cash provided by operating activities during the nine months ended December 31, 2006 resulted from net income of $332 million, plus non-cash depreciation and amortization charges of $582 million, non-cash stock-based compensation expense of $119 million, and an increase in deferred revenue of $229 million. These amounts were offset by an increase in trade accounts receivable of $47 million and decreases in income taxes payable and deferred taxes of $82 million and $90 million, respectively, primarily due to payments, including amounts related to Veritas pre-acquisition tax liabilities on foreign subsidiary distributions.

Net cash provided by operating activities during the nine months ended December 31, 2005 resulted largely from net income of $38 million plus non-cash depreciation and amortization charges of $440 million, the write off of IPR&D of $284 million related to our acquisition of Veritas, and an increase in deferred revenue of $411 million. These increases were partially offset by a decrease in deferred taxes of $181 million and by an increase in accounts receivable of $142 million.

Investing Activities

Net cash provided by investing activities during the nine months ended December 31, 2006 was primarily the result of proceeds of $295 million from sales of available-for-sale securities and net proceeds from the sale of property and equipment, primarily a building in Milpitas, California, of $87 million. These items were offset by capital expenditures of $304 million, including $81 million for the purchase of two office buildings in Cupertino, California, and purchases of available-for-sale securities of $130 million.

Net cash provided by investing activities during the nine months ended December 31, 2005 was primarily the result of net sales of available-for-sale investments of $2.9 billion and cash acquired through the acquisition of Veritas, net of acquisition costs and cash expenditures for our other three acquisitions, of $885 million. These amounts were offset by capital expenditures of $202 million, including $63 million for the purchase of two buildings in Mountain View, California.

Financing Activities

In the June 2006 quarter, we issued the Senior Notes for net proceeds of approximately $2.1 billion. We used $1.5 billion of the proceeds to repurchase shares of our common stock, as discussed below. We also purchased hedges related to the Senior Notes for $592 million and received proceeds of $326 million from the sale of common stock warrants. In addition, we applied the remainder of the proceeds from the Senior Notes to the $520 million used to repurchase the Veritas 0.25% Notes in August 2006.

During the nine-month period ended December 31, 2006, we repurchased 129 million shares of our common stock at prices ranging from $15.61 to $21.23 per share for an aggregate amount of $2.3 billion. During the nine-month period ended December 31, 2005, we repurchased 165 million shares at prices ranging from $17.34 to $23.85 per share for an aggregate amount of $3.5 billion. For further information regarding stock repurchase activity see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report and Note 7 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report, which information is incorporated herein by reference. In January 2007, we repurchased 4 million shares at prices ranging from $21.41 to $21.66 for a total of $95 million and completed the repurchase program.

In the nine months ended December 31, 2006 and 2005, we received net proceeds from the issuance of our common stock through employee stock plans of $169 million and $130 million, respectively, and we repaid debt of $520 million and $491 million, respectively.

Contractual Obligations

Senior notes and convertible subordinated notes

In June 2006, we issued $1.1 billion principal amount of 0.75% Notes due June 15, 2011 and $1.0 billion principal amount of 1.00% Notes due June 15, 2013 to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. In August 2006, we repurchased $520 million of the Veritas 0.25% Notes. See Note 6 of Notes to Condensed Consolidated Financial Statements for more information.

Purchase obligations

We enter into purchase obligations in the normal course of our business. There were no significant changes in our purchase obligations during the nine months ended December 31, 2006 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Development agreements

During fiscal 2006, we entered into agreements in connection with the construction of, or refurbishments to, buildings in Springfield, Oregon, and Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. During the nine months ended December 31, 2006, we increased our commitments under these agreements by $44 million. The remaining commitment under these agreements is $114 million as of

December 31, 2006, which relates to the construction of the Culver City, California, facility. At December 31, 2006, the Springfield, Oregon project had been completed and there were no remaining commitments under that agreement.

Leases

We lease office space in North America (principally in the United States) and various locations throughout the world. There were no significant changes in our operating lease commitments during the nine months ended December 31, 2006 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the nine months ended December 31, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

(b)  Changes in Internal Control over Financial Reporting

During the quarter ended December 29, 2006, we completed a comprehensive review of our pre-existing processes and controls relating to our interim accounting for income taxes. As a result of such review, we have implemented several changes, which we believe, in the aggregate, are reasonably likely to materially affect our internal control over financial reporting. In particular, we have implemented the following improvements:

•	We have completed our restructuring of personnel dedicated to financial reporting for income taxes

•	We have more specifically defined existing key controls, and developed additional controls, applicable to our interim accounting for income taxes

•	We have automated certain elements of our processes to enhance the analysis and calculation of the income tax provision and the reconciliation of the tax accounts

•	We have enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles

•	We have added additional levels of review by qualified personnel of the application of each key control

Notwithstanding the foregoing efforts, we are continuing to undertake steps to resolve the material weakness described above. We expect to complete our evaluation of the effectiveness of our internal control over financial reporting, including with regard to the remediation of this material weakness, as of the end of fiscal year 2007.

During the quarter ended December 29, 2006, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information with respect to this Item may be found in Note 12 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

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

In June 2006, we sold $2.1 billion in aggregate principal amount of convertible senior notes. As a result of the sale of the notes we have a substantially greater amount of long term debt than we have maintained in the past. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. Our credit facility would allow us immediate access to domestic funds if we identify opportunities for its use. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three-month period ended December 31, 2006 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Dollar
			Total Number of	Value of Shares
	Total		Shares Purchased	That May yet be
	Number of	Average	Under Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
	Purchased	per Share	or Programs	Programs

September 30, 2006 to October 27, 2006	4,769,085	$20.97	4,769,085	$380 million
October 28, 2006 to November 24, 2006	11,114,700	$20.22	11,114,700	$155 million
November 25, 2006 to December 29, 2006	2,878,300	$20.94	2,878,300	$95 million

Total	18,762,085	$20.52	18,762,085

In January 2007, our board of directors authorized an additional $1 billion share repurchase program, with no scheduled expiration date. For information with regard to our stock repurchase programs, see Note 7 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 5.  Other Information

We permit our directors, officers, and employees to enter into stock trading plans adopted pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 allows insiders to sell and diversify their holdings in our stock over a designated period by adopting pre-arranged stock trading plans at a time when they are not aware of material nonpublic information about us, and thereafter sell shares of our common stock in accordance with the terms of their stock trading plans. We have recently amended our Rule 10b5-1 Trading Policy to require that our Chief Executive Officer, Chief Financial Officer, and each of our directors only conduct open market transactions in our securities through use of a Rule 10b5-1 trading plan.

Item 6.  Exhibits

Incorporated by Reference
Filed
with
this
Exhibit Number		Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
10	.01+	Employment Agreement, dated April 10, 2006, between Symantec Corporation and George W. Harrington	8-K	000-17781	10.01	01/22/07
10	.02++	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006					X
18.01		Letter re: Change in Accounting Principles					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates a management contract or compensatory plan or arrangement.

++	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: February 5, 2007

Exhibit Index

Incorporated by Reference
Filed
with
this
Exhibit Number		Exhibit Description	Form	File Number	Exhibit	File Date	10-Q

4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
10	.01+	Employment Agreement, dated April 10, 2006, between Symantec Corporation and George W. Harrington	8-K	000-17781	10.01	01/22/07
10	.02++	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006					X
18.01		Letter re: Change in Accounting Principles					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

+	Indicates a management contract or compensatory plan or arrangement.

++	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.