Form 10-K
period 2007-03-30
SYMANTEC CORP
filed 2007-05-24
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 30, 2007
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
Registrant’s telephone number, including area code:
(408) 517-8000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share, and Related Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC (Name of each exchange on which registered)
(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:
None
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

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 29, 2006 as reported on the Nasdaq Global Select Market: $19,987,197,653.

Number of shares outstanding of the registrant’s common stock as of April 27, 2007: 901,018,438

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2007 are incorporated by reference into Part III herein.

SYMANTEC CORPORATION

FORM 10-K
For the Fiscal Year Ended March 30, 2007

“Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo, Norton, and Veritas are trademarks or registered trademarks of Symantec Corporation in the U.S. and other countries. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include references to the expected results of the cost savings initiative that was announced in January 2007 and our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Item 1A, Risk Factors, beginning on page 15. We encourage you to read that section carefully.

PART I

Item 1.	Business

Symantec is a global leader in infrastructure software, enabling businesses and consumers to have confidence in a connected world. We help our customers protect their infrastructure, information, and interactions by delivering software and services that address risks to information security, availability, compliance, and information technology, or IT, systems performance. We strive to help our customers manage compliance, complexity, and cost by protecting their IT infrastructure as they seek to maximize value from their IT investments.

We deliver a comprehensive and diverse set of security and availability products and services to large enterprises, governments, small and medium-sized businesses, and consumers on a worldwide basis. Our delivery network includes direct, inside, and channel sales resources that support our ecosystem of more than 50,000 partners worldwide, as well as various relationships with original equipment manufacturers, or OEMs, Internet service providers, or ISPs, and retail and online stores. We operate in three geographic regions: Americas, which includes North America, Canada, and Latin America; EMEA, which includes Europe, Middle East and Africa; and Asia Pacific Japan.

We operate primarily in two growing, diversified markets within the software sector: the security market and the storage software market. The security market includes products that protect consumers and enterprises from threats to personal computers, or PCs, computer networks, and electronic information. The storage software market includes products that manage, archive, protect, and recover business-critical data. We believe that these markets are converging as customers increasingly require our help in mitigating their risk profiles and managing their storage solutions in order to safeguard their IT infrastructure, information, and interactions.

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

During fiscal 2007, we took the following actions to support our business:

•	We developed and launched several new products and integrated new feature functionality into new versions of products, some of which include: Norton 360tm, Norton Internet Securitytm 2007, Norton Confidentialtm, Veritas Storage Foundationtm 5.0, Veritas Cluster Servertm 5.0, NetBackuptm 6.0, Symantec Information Foundationtm 2007, Backup Exectm 11d, and Symantectm Security Information Manager. Customers are leveraging our broader product portfolio to help them solve the cost, complexity, and compliance issues for their IT environments.

•	We expanded our services offerings to provide enterprise customers with an extended range of infrastructure management options that incorporates best practice and improves IT risk management.

•	We merged the Symantec and Veritas enterprise sales forces into one integrated sales team. This structure allows better account and opportunity coverage, while leveraging our broad product portfolio.

•	We consolidated two enterprise resource planning, or ERP, systems into a single enhanced system and implemented a new buying program in order to drive operational efficiencies and create a platform from which we can work to improve the ease of transacting business with our customers.

•	We consolidated three of our enterprise business segments into two segments and now operate in five operating segments. During fiscal 2008, we will also operate in a new segment consisting of our Altiris business, which was acquired in April 2007, and we will realign some of our existing segments. See Note 15 of the Notes to Consolidated Financial Statements for more information.

•	In January 2007, we announced plans to reduce our cost structure in order to better align expenses with revenue expectations, which included a workforce reduction of approximately five percent worldwide. Once the reductions are fully implemented, the plan is expected to save approximately $200 million in costs on an annualized basis.

•	We completed two small acquisitions during fiscal 2007, Company-i Limited and 4FrontSecurity, Inc. In addition, in a more significant transaction announced during fiscal 2007, and completed in April 2007, we acquired Altiris, Inc., a leading provider of IT management software. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service their IT assets.

•	We expanded our operations in India and China as we look to broaden our access to engineering talent, primarily in product support and development, on a worldwide basis. This has increased the efficiency of our support and development activities.

•	We repurchased 162 million shares of our common stock for an aggregate amount of $2.8 billion.

Founded in 1982, Symantec has grown to approximately $5.2 billion in revenue in fiscal 2007, positioning Symantec as the fourth largest independent software company in the world based on revenue. We have operations in 40 countries and our principal executive offices are located at 20330 Stevens Creek Blvd, Cupertino, California 95014. Our telephone number at that location is (408) 517-8000. Our home page on the Internet is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

Industry

The security market consists of endpoint security; the protection and compliance of end-user devices such as desktop computers, laptops, and handhelds; data and messaging security; network security; and security services. Over the past several years, we have seen security threats continue to evolve from traditional viruses, worms, Trojan horses, and other vulnerabilities, and more recently from threats such as phishing (attacks that use spoofed websites and emails designed to record keystrokes or to fool recipients into divulging personal financial data), email fraud, and identity theft. We have also seen security rise to a top priority for enterprises as information security is increasingly linked to regulatory compliance. This evolution is a key driver of our research and development and acquisition strategies, as we strive to differentiate our solutions from the competition and address our customers’ changing needs.

As a result of our acquisition of Veritas in July 2005, we are now the leading supplier of hardware-independent storage software. The worldwide storage software market consists of storage management, server and application management, backup and archiving, and infrastructure software products and services. Key drivers of demand in this market include the ever-increasing quantity of data being collected, the need for data to be protected, recoverable, and accessible at all times, and the need for a growing number of critical applications to be continuously available and highly performing.

Other factors driving demand in this market include the increase in the number of Internet users, computing devices, companies conducting business online, the continuous automation of business processes, the on-going desire of organizations to manage their overall IT risk, the increasing pressure on companies to lower storage and server management costs while simultaneously increasing the utilization, availability levels, and performance of their existing IT infrastructure, and the increasing importance of document retention and regulatory compliance solutions.

For information regarding our revenue by segment, revenue by geographical area, and long-lived assets by geographical area, see Note 15 of the Notes to Consolidated Financial Statements. For information regarding the amount and percentage of our revenue contributed in each of our product categories and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 of the Notes to Consolidated Financial Statements. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Operating Segments and Products

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. During fiscal 2007, we operated in five operating segments: Consumer Products, Security and Data Management, Data Center Management, Services, and Other. The Other segment is comprised of sunset products and products nearing the end of their life cycle and also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, patent settlement, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.

During the June 2007 quarter, we will add an additional segment which will consist of the Altiris products. We will also move our Ghosttm, pcAnywheretm, and LiveStatetm Delivery products from the Security and Data Management segment to the Altiris segment. In addition, we will move our Managed Security Services, DeepSight, and Software-As-A-Service products and services from the Security and Data Management segment to the Services segment.

Consumer Products

Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices. Our Nortontm brand of consumer security software products provides protection for Windows® and Macintosh® platforms. More than 95 percent of our sales within the Consumer Products segment consist of products providing protection from malicious attacks.

During fiscal 2007, the growth in our consumer business was driven in part by the evolving threat landscape, including malicious threats and crimeware, and increased demand for products that secure sensitive online consumer interactions, such as financial transactions, and in part by the shift to recognizing consumer revenue on a ratable basis.

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

Our primary consumer products are:

Norton Internet Security	This PC and transaction security suite helps defend home and home office users against the latest online threats by blocking online identity theft, detecting and eliminating spyware, removing viruses and worms, and protecting against hackers from entering a user’s system. The 2007 solution delivers essential protection — antivirus, antispyware, antiphishing, two-way firewall, rootkit detection, and intrusion prevention — as well as significantly improved performance. Customers can also receive antispam and parental controls through an optional add-on pack.
Norton AntiVirustm	This product safeguards against viruses, spyware, and other security risks. The 2007 version optimizes performance while providing enhanced Internet worm protection that blocks attacks from entire worm and virus families without requiring individual virus and worm signatures; enhanced kernel level rootkit protection, which protects against known and emerging hidden threats located at the deepest level of the operating system; enhanced pre-install scan to help ensure a successful installation process; and cookie tracking support, which provides customers with the ability to remove tracking items known as “cookies.”
Norton 360	This new, all-in-one comprehensive security service for mainstream computer users, introduced in February 2007, delivers protection across four categories: PC security, transaction security, online backup and restore, and PC tuneup. It also includes embedded support. Customers can also receive antispam and parental controls through an optional add-on pack.

For most of our consumer products, we translate the documentation, software, and packaging into the local language and prepare marketing programs tailored for each local market.

Security and Data Management

Our Security and Data Management segment focuses on providing large to small and medium-sized businesses with solutions for compliance and security management, endpoint security, messaging management, and data protection management software solutions that allow our customers to secure, provision, backup, and remotely access their laptops, PCs, mobile devices, and servers. Our comprehensive solutions include virus protection and content filtering, antispam, endpoint security, firewall and virtual private networking, or VPN, intrusion protection, policy compliance, security management, managed security services, and early warning services. At the gateway level, our products run on Windows NT®, Solaristm, and Linux® platforms. At the server level, our products operate on Windows NT, UNIX®, Linux, and other key server platforms. At the client level, our products run on the Windows platform.

During fiscal 2007, our enterprise antivirus and backup products continued to experience increased competition as negotiations for new and renewal business were aggressive.

Our primary enterprise security solutions address the following areas:

Endpoint Security

Our security solutions enable organizations to evaluate, protect, and remediate both managed and unmanaged systems as they connect to corporate assets. Integrated solutions, such as Symantec AntiVirustm and Symantec Client Security, include antivirus, anti-spyware, firewall, intrusion prevention, and network access control technologies. Client machines, servers, and mobile devices are all protected by Symantec’s technologies.

Data Protection and Systems Management

Through solutions such as Backup Exec, pcAnywhere, and Ghost, Symantec enables customers to manage their computing systems and devices, including backup, recovery, deployment, migration, data archiving, and help-desk remote control.

Enterprise Messaging Management

Our Enterprise Messaging Solutions provide a common framework for customers to consistently enforce content control policies across the enterprise, from email and instant messaging security to archiving. These solutions are built on market-leading antispam, content filtering, policy management, and archiving and retention technologies, allowing IT professionals to proactively prevent the risks of data leakage and policy violations while rapidly and cost-effectively responding to e-Discovery requests. Products include Symantec Information Foundationtm 2007, Symantec Mail Security, and Symantec Enterprise Vaulttm.

Compliance and Security Management

We provide solutions to help customers define, control, and govern their IT policies from a central location. These solutions help organizations protect critical assets and reduce business risk by probing for network vulnerabilities, monitoring threats in real-time, retaining logs for analysis, managing security incidents, and demonstrating compliance with internal mandates and external regulations. Our solutions include Symantec Control Compliance Suite, Symantec BindViewtm Policy Manager, Symantec Security Information Manager, and Symantec Enterprise Security Manager.

Managed Security Services

Symantec Managed Security Services are designed to allow enterprise IT organizations to cost-effectively outsource their security management, monitoring, and response needs. Our comprehensive service offerings leverage the knowledge of Internet security experts to protect the value of an organization’s networked assets and infrastructure. We provide remote monitoring and management of vendor neutral firewall and VPN solutions; real-

time monitoring and analysis of intrusion detection alerts; coordinated event monitoring, analysis, and management of Symantec security appliances; and integrated global intelligence services from our early warning solutions. Symantec Managed Security Services uses global intelligence to offer fast and accurate analysis of security data to protect customers against emerging threats and reduce overall security risk.

Threat and Early Warning Systems

Our customized and comprehensive alerts of impending Internet-based attacks worldwide — with countermeasures to prevent attacks before they occur — enable companies to mitigate risk, manage threats, and help ensure business continuity.

Data Center Management

Our Data Center Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions across heterogeneous storage and server platforms. These solutions enable companies to standardize on a single layer of infrastructure software that works on every major distributed operating system and supports every major storage device, database, and application.

Our primary data center management solutions address the following areas:

Storage Management

These solutions provide storage management, storage resource management, storage utilization management, Storage Area Network, or SAN, management, storage virtualization and replication solutions. Storage Foundation 5.0, announced in May 2006, provides IT organizations with visibility and control of storage assets in their heterogeneous data centers with recent enhancements including centralized management and enhanced storage virtualization, and includes Storage Foundation Basic designed for edge-tier workloads. Veritas Command Centraltm Storage, a storage resource management and SAN management solution, enables administrators to gain visibility into all the physical devices on their SAN, and provide capacity and utilization management and reporting.

Server Management

These solutions allow enterprises to ensure the availability of critical applications, and to understand and manage their server and application infrastructure in a more effective and automated fashion. Veritas Cluster Server allows critical applications to remain operational, even when the underlying physical servers running those applications experience outages. Through solutions such as Server Foundation, Symantec provides enterprise customers the ability to discover in detail what is running on all the servers in their data center, and to actively manage and administer those servers. The Server Foundation suite of products provides application virtualization, patch management, configuration management, server provisioning, and server management across heterogeneous storage and server platforms and virtual machines. In November 2006, we further expanded Server Foundation with the addition of Veritas Application Director. Application Director helps companies share server resources across applications to maximize server utilization and application availability.

Data Protection

The NetBackup solutions are designed to protect, backup, archive, and restore data across a broad range of enterprise computing environments — from large corporate data centers to remote offices and desktop and laptop computers. Veritas NetBackup PureDisktm, announced in April 2006, combines disk-based data protection and advanced data de-duplication technology to enable companies to centrally manage and administer data protection for hundreds or even thousands of remote offices.

Application Performance Management

These products provide monitoring and reporting of performance management across business production environments, enabling organizations to meet stringent Service Level Agreements set for important applications.

The Application Service Dashboard, announced in January 2007, allows IT organizations to easily customize Symantec i3tm performance and service-level metrics via a single dashboard, enabling IT staff members to maximize their efficiency in supporting today’s multi-tier business applications.

Services

Our Services segment consists of consultants with extensive technical knowledge, business expertise, and global insight across multi-vendor environments who assist organizations in managing IT risk on an ongoing basis. Services addresses the primary areas of IT risk — security, availability, performance, and compliance. We provide customers with maintenance and technical support, consulting, education, and business critical services.

The primary classes of consulting service that we offer are:

Symantec Advisory Services	Advisory Services consultants combine technical expertise with a business focus to create comprehensive plans and strategies. Each area of our expertise has a portfolio of defined services and deliverables, as well as custom offerings.
Symantec Solutions Enablement	Solutions Enablement consultants provide organizations with the expertise to optimize and accelerate the benefits of IT infrastructure investments by designing, implementing, and rolling out solutions.
Symantec Residency and Operational Services	In December 2006, we expanded our services to include support for customers’ long-term programs. These consultants offer deployment and migration assistance and management, support IT staffs, and provide continuous on-site technology and business expertise.

Sales and Channel Strategy

Consumer Products

We sell our consumer products to individuals and home offices globally through a multi-tiered network of distribution partners. Our strategy is to place our products in a variety of channels where consumers might consider purchasing security and backup products.

Our products are available to customers through channels that include distributors, retailers, direct marketers, Internet-based resellers, OEMs, system builders, educational institutions, and ISPs. We separately sell annual content update subscriptions directly to end-users primarily through the Internet. We also sell some of our products and product upgrades in conjunction with channel partners through direct mail/email and over the Internet.

Sales in the Consumer Products business through our electronic distribution channel, which includes OEM subscriptions, upgrades, online sales, and renewals, grew by $221 million in fiscal 2007 over fiscal 2006. During fiscal 2007, nearly 70 percent of revenue in the Consumer Products segment came from our electronic channels. We also made infrastructure improvements in order to capture more direct renewal business from customers originally reached through these channels.

Enterprise Solutions

We sell and market our products and related services to enterprise customers both directly and through a variety of indirect sales channels, which include value-added resellers, or VARs, large account resellers, or LARs, distributors, system integrators, or SIs, and OEMs. Our enterprise customers include many leading global corporations, small and medium-sized businesses, and many government agencies around the world. Many of our products involve a consultative, solution-oriented sales model. Thus, our sales efforts are targeted to senior executives and IT department personnel who are responsible for managing a company’s IT initiatives.

Our primary method of demand generation for enterprise customers is through our direct sales force. We ended fiscal 2007 with approximately 7,800 individuals in our sales and services groups. Account managers are responsible for customer relationships and opportunity management and are supported by product and services specialists. In the June 2006 quarter, we integrated the Symantec and Veritas sales forces and moved to a single account manager per major account model in order to provide customers with more relationship oriented service.

We complement our direct sales efforts with indirect sales channels such as resellers, VARs, LARs, distributors, and SIs, primarily to address the small to medium-sized enterprise market. We sell our products through authorized distributors in more than 40 countries throughout the world. Our top distributors are Ingram Micro, Inc. and Tech Data Product Management, Inc.

Another important element of our Enterprise Solutions strategy involves our relationships with OEM partners that incorporate our products into their products, bundle our products with their products, or serve as authorized resellers of our products.

Marketing and Advertising

Our marketing expenditure is primarily spent on advertising and promotion, which includes demand generation and brand recognition of our consumer and enterprise products. Our advertising and promotion efforts include, but are not limited to, electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. We also invest in cooperative marketing campaigns with distributors, resellers, retailers, OEMs, and industry partners.

We continually conduct market research to understand evolving customer needs and buying behaviors to identify the latest consumer and enterprise trends, as well as overall customer satisfaction with our products and services. We also communicate with customers through the Symantec website, regularly scheduled Web-based seminars and online newsletters, as well as through direct mailings, both physical and electronic, to existing end-users and prospects.

Other marketing activities include the production of brochures, sales tools, multi-media product demonstrations, packaging, and other collateral materials. We help drive awareness and acquisition through search engine marketing, online content syndication, various online and entertainment sponsorships, and word-of-mouth marketing, as well as participation in focused trade and computer shows, sponsorship of industry analyst conferences, and execution of Symantec road shows, seminars, and user group conferences. In addition, we invest in various retention marketing and customer loyalty programs to help drive renewals and encourage customer advocacy and referrals. We also provide focused vertical marketing programs in targeted industries and countries.

We typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to distributors and end-users. Distributors and resellers earn volume incentive rebates primarily based upon product sales to end-users. We also offer rebates to individual users who purchase products through various resale channels.

We regularly offer upgrade rebates to consumers purchasing a new version of a product. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue.

Support

We maintain centralized support facilities throughout the world that provide rapid, around-the-clock responses to complex customer inquiries. We have support facilities with experts in technical areas associated with the products we produce and the operating environments in which these products are deployed by many of our customers. During fiscal 2007, we made investments in technology to link our global support centers together, which has increased our capacity to deliver technical support to our customers 24 hours a day, seven days a week. Additionally, our technology investments improved our ability to deliver online solutions to our customers. Our technical support experts provide customers with information on product implementation and usage, issue resolution, and countermeasures and identification tools for new threats. Support is available in multiple languages including Cantonese, Dutch, English, French, German, Italian, Japanese, Korean, Mandarin, Portuguese, and Spanish. We believe that enhanced language support is an important element of our success and plan to continue our investments in the delivery of non-English technical support.

Our Security Response Team consists of dedicated intrusion experts, security engineers, virus hunters, and members of the global technical support teams that work in tandem to provide extensive coverage for enterprises and consumers. Symantec Security Response provides customers with comprehensive and global Internet security expertise, 24 hours a day, seven days a week, to guard against today’s multi-faceted Internet threats. The Symantec Security Response Team issues a semi-annual Internet Security Threat report that provides an analysis and discussion of trends in Internet attacks, vulnerabilities, malicious code activity, and other security risks. We believe that this report is one of the most comprehensive sources of Internet threat data in the world, identifying emerging trends in attacks and malicious code activity. When a new threat or vulnerability is discovered, our Security Response experts provide a rapid emergency response that consists of communication with customers and delivery of security updates for our security products.

Our enterprise security support program offers annual maintenance support contracts to enterprise customers worldwide, including content, upgrades, and technical support. Our standard technical support includes the following:

•	Unlimited hotline service delivered by telephone, fax, email, and over the Internet

•	Immediate patches for severe problems

•	Periodic software updates

•	Access to our technical knowledge base and frequently asked questions, or FAQ, facility

•	An invitation to our annual user group meeting

Our consumer product support program provides self-help online services, chat, and email support to consumer customers worldwide. A team of product experts, editors, and language translators are dedicated to maintaining the robustness of the online knowledge base. Generally, telephone product support is provided for a fee by an outside vendor. Customers that subscribe to LiveUpdate receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products.

Customers

Our solutions are used worldwide by individual and enterprise customers in a wide variety of industries, small and medium-sized enterprises, as well as various governmental entities. In fiscal 2007, one distributor, Ingram Micro, accounted for more than 10 percent of total net revenues. In fiscal 2006 and 2005, two distributors, Ingram Micro and Tech Data Product Management, each accounted for more than 10 percent of our total net revenues. In fiscal 2007, 2006, and 2005, one reseller, Digital River, Inc., accounted for more than 10 percent of our total net revenues.

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

The Symantec Security Response Team is responsible for a significant component of our research and development efforts. Our Security Response experts, located at research centers throughout the world, are focused on collecting and analyzing the latest malware threats, ranging from network security threats and vulnerabilities to viruses and worms. To simplify and speed up the delivery of security updates for our product offerings at the server, gateway, and desktop levels, we use our LiveUpdatetm technology.

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

Symantec Research Labs, or SRL, is a group designed to foster new technologies and products to help us maintain leadership in existing markets. A key component of the SRL is our Advanced Concepts group, which is focused on identifying new markets and quickly transforming ideas into products for those markets.

Independent contractors are used for various aspects of the product development process. In addition, elements of some of our products are licensed from third parties.

We had research and development expenses, exclusive of in-process research and development associated with acquisitions, of $867 million in fiscal 2007, $682 million in fiscal 2006, and $334 million in fiscal 2005. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

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

During fiscal 2007, we completed the following acquisitions:

4FrontSecurity	4FrontSecurity was acquired in February 2007 and develops proprietary risk software, assessment software, and content-rich assessment tools that improve customers’ insight of risk, regulatory, compliance, and security control criteria for organizational information and business objectives.

Company-i	Company-i is a United Kingdom-based professional services firm that we acquired in December 2006. The firm specializes in addressing key challenges associated with operating and managing a data center in the financial services industry. Company-i expands the capability of Symantec’s global consulting services group to help clients manage IT risk and cost, particularly in the data center.

For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements.

Competition

Our markets are consolidating, are highly competitive, and are subject to rapid changes in technology. Our competitiveness depends on our ability to deliver products that meet our customers’ needs by enhancing our existing solutions and services and offering reliable, scalable, and standardized new solutions on a timely basis. We believe that the principal competitive factors necessary to be successful in our industry also include integration of advanced technology, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

In addition to the competition we face from direct competitors, we face indirect or potential competition from application providers, operating system providers, network equipment manufacturers, and other OEMs, who may provide various solutions and functions in their current and future products. We also compete for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. In addition, we compete with other software companies, operating system providers, network equipment manufacturers and other OEMs to acquire technologies, products, or companies and to publish software developed by third parties. We also compete with other software companies in our effort to place our products on the computer equipment sold to consumers by OEMs.

The competitive environments in which each segment operates are described below

Consumer Products

Some of the channels in which our consumer products are offered are highly competitive. Our competitors are sometimes intensely focused on customer acquisition, which has led such competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships.

Our primary competitors in the Consumer Products segment are McAfee, Inc., Microsoft Corporation, and Trend Micro, Inc. There are also several smaller regional security companies that we compete against primarily in the EMEA and Asia Pacific Japan regions. During fiscal 2007, Microsoft launched a security suite that competes with our consumer products. This security suite includes antispyware and antivirus features, PC tuneup, a managed two-way firewall, and a backup utility. In addition, Microsoft has recently added security features to new versions of its operating system products that provide some of the same functions offered in our products.

Security and Data Management

In the security and data management markets, we compete against many companies that offer competing products to our technology solutions and competing services to our response and support services. Our primary competitors in the security market are McAfee, Trend Micro, Cisco Systems, Inc, and Microsoft. There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions. The market for data protection products is characterized by ongoing technological innovation. Many of our strategic partners offer software products that compete with our products or have announced their intention to focus on developing or acquiring their own backup, archive, and data restoration software products. Our primary competitors in the data protection business are International Business Machines Corporation, or IBM, CA, Inc., EMC Corporation, CommVault Systems, Inc., and Microsoft. In the managed security services business, our primary competitors are VeriSign, Inc. and IBM.

Recent security acquisitions and offerings by EMC, IBM and Microsoft are indicators of the move into the security market which could lead to the release of stand-alone enterprise products or to the inclusion of security functionality in future versions of the operating system products. With security being a required solution for enterprises of all sizes, we believe that product differentiation is essential for us to maintain our leadership position. We are focused on integrating next generation technology capabilities into our solution set in order to differentiate ourselves from the competition.

Data Center Management

The markets for data center management are intensely competitive. In the areas of storage management, application management and server management, our primary competitors are EMC, IBM, Hewlett-Packard Company, or HP, Sun Microsystems, Inc., Oracle Corporation, and Microsoft.

Services

We believe that the principal competitive factors for our services segment include technical capability, customer responsiveness, and our ability to hire and retain talented and experienced services personnel. Our primary competitors in the services segment are EMC, HP, IBM, and regional specialized consulting firms.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners, and we enter into license agreements with respect to our software, documentation, and other proprietary information. These license agreements are generally non-transferable and have a perpetual term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Trademarks, Patents, Copyrights, and Licenses

Symantec and the Symantec logo are trademarks or registered trademarks in the U.S. and other countries. In addition to Symantec and the Symantec logo, we have used, registered, and/or applied to register other specific trademarks and service marks to help distinguish our products, technologies, and services from those of our competitors in the U.S. and foreign countries and jurisdictions. We enforce our trademark, service mark, and trade name rights in the U.S. and abroad. The duration of our trademark registrations varies from country to country, and in the U.S. we generally are able to maintain our trademark rights and renew any trademark registrations for as long as the trademarks are in use.

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

Our products are protected under U.S. and international copyright laws and laws related to the protection of intellectual property and proprietary information. We take measures to label such products with the appropriate proprietary rights notices, and we actively enforce such rights in the U.S. and abroad. However, these measures may not provide sufficient protection, and our intellectual property rights may be challenged. In addition, we license some intellectual property from third parties for use in our products, and generally must rely on the third party to protect the licensed intellectual property rights. While we believe that our ability to maintain and protect our intellectual property rights is important to our success, we also believe that our business as a whole is not materially dependent on any particular patent, trademark, license, or other intellectual property right.

Seasonality

As is typical for many large software companies, our business is seasonal. Software license and maintenance orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. A significant decline in license and maintenance orders is typical in the first quarter of our fiscal year as compared to license and maintenance orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of software license and maintenance orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because revenue is not recognized until an order is shipped or services are performed and other revenue recognition criteria are met.

Employees

As of March 31, 2007, we employed approximately 17,100 people worldwide, approximately 54 percent of whom reside in the U.S. Approximately 6,000 employees work in sales, marketing, and related activities; 5,000 in product development; 3,600 in support and services; and 2,500 in management, manufacturing, and administration.

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

A description of the risk factors associated with our business is set forth below. The list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock.

If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services or adapt our business model to keep pace with industry trends, our business and operating results could be adversely affected.

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers

•	Extending the operation of our products and services to new platforms and operating systems

•	Entering into new or unproven markets with which we have limited experience

•	Managing new product and service strategies, including integrating our various security and storage technologies, management solutions, customer service, and support into unified enterprise security and storage solutions

•	Incorporating acquired products and technologies

•	Trade compliance issues affecting our ability to ship new products

•	Developing or expanding efficient sales channels

•	Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. In connection with our enterprise software offerings, we license our applications on a variety of bases, such as per server, per processor, or based on performance criteria such as per amount of data processed or stored. If enterprises migrate towards solutions, such as virtualization, which allow enterprises to run multiple applications and operating systems on a single server and thereby reduce the number of servers they are required to own and operate, we may experience lower license revenues unless we are able to successfully change our enterprise licensing model to take into account the impact of these new solutions.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, our business and operating results could be adversely affected.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, levels of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. As attention to security threats fluctuates, the growth rates in sales of security products have been impacted, particularly in our Consumer Products segment. If demand for our products declines, our revenues and gross margin could be adversely affected.

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

Our traditional competitors include independent software vendors that offer software products that directly compete with our product offerings. In addition to competing with these vendors directly for sales to end-users of our products, we compete with them for the opportunity to have our products bundled with the product offerings of our strategic partners such as computer hardware OEMs and ISPs. Our competitors could gain market share from us if any of these strategic partners replace our products with the products of our competitors or if they more actively promote our competitors’ products than our products. In addition, software vendors who have bundled our products with theirs may choose to bundle their software with their own or other vendors’ software or may limit our access to standard product interfaces and inhibit our ability to develop products for their platform.

We face growing competition from network equipment and computer hardware manufacturers and large operating system providers. These firms are increasingly developing and incorporating into their products data protection and storage and server management software that competes at some levels with our product offerings. Our competitive position could be adversely affected to the extent that our customers perceive the functionality incorporated into these products as replacing the need for our products. Microsoft has added remote access features to its operating systems and has made announcements of actual and anticipated product features and new product offerings that compete with a number of our product offerings. In addition, we believe that Microsoft has recently made changes to its operating systems that make it more difficult for independent security vendors to provide solutions for their customers. We could be adversely affected if customers, particularly consumers, perceive that features incorporated into the Microsoft operating system reduce the need for our products or if they prefer to purchase other Microsoft products that are bundled with its operating systems and compete with our products.

Another growing industry trend is the software-as-a-service (SaaS) business model, whereby software vendors develop and host their applications for use by customers over the Internet. This allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up and operational costs. Advances in the SaaS business model could enable the growth of our competitors and could affect the success of our traditional software licensing models. We have recently released our own SaaS offerings; however, it is uncertain whether our SaaS strategy will prove successful or whether we will be able to successfully incorporate our SaaS offering into our current licensing models. Our inability to successfully develop and market SaaS product offerings could cause us to lose business to competitors.

Many of our competitors have greater financial, technical, sales, marketing, or other resources than we do and consequently may have the ability to influence customers to purchase their products instead of ours. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.

If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected.

We sell our products to customers around the world through multi-tiered sales and distribution networks. Sales through these different channels involve distinct risks, including the following:

Direct Sales.  A significant portion of our revenues from enterprise products is derived from sales by our direct sales force to end-users. Special risks associated with this sales channel include:

•	Longer sales cycles associated with direct sales efforts

•	Difficulty in hiring, retaining, and motivating our direct sales force

•	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products

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

We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions can involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, and technology

•	Diversion of management time and attention from our existing business and other business opportunities

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees

•	Assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements

•	Dilution of stock ownership of existing stockholders

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act

•	Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense

Integrating acquired businesses has been and will continue to be a complex, time consuming, and expensive process, and can impact the effectiveness of our internal control over financial reporting. For example, as disclosed in Item 9A in this annual report, we have remediated a material weakness in our internal control over financial reporting that was largely related to Symantec having insufficient personnel resources with adequate expertise to properly manage the increased volume and complexity of income tax matters arising from the acquisition of Veritas.

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

In June 2006, we sold $2.1 billion in aggregate principal amount of convertible senior notes. As a result of the sale of the notes, we have a substantially greater amount of long term debt than we have maintained in the past. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. Our credit facility allows us immediate access to domestic funds if we identify opportunities for its use. We may also incur additional indebtedness in the future. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations.

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

We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws

•	Requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations

•	Regulations or restrictions on the use, import, or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications

•	Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the U.S.

•	Fluctuations in currency exchange rates and economic instability such as higher interest rates in the U.S. and inflation that could reduce our customers’ ability to obtain financing for software products or that could make our products more expensive or could increase our costs of doing business in certain countries

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable

•	Difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations

•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries

•	Reduced sales due to the failure to obtain any required export approval of our technologies, particularly our encryption technologies

•	Costs and delays associated with developing software in multiple languages

•	Political unrest, war, or terrorism, particularly in areas in which we have facilities

A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. Accordingly, our future operating results will continue to be subject to fluctuations in foreign currency rates. We may be negatively affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales.

The level of corporate tax from sales to our non-U.S. customers is less than the level of tax from sales to our U.S. customers. This benefit is contingent upon existing tax regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax regulations could adversely affect our ability to continue to realize these tax benefits.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Because we offer very complex products, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and, in some cases, may have experienced delayed or lost revenues as a result of these errors.

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

We are a party to several class action lawsuits, which could require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.

We have been named as a party to class action lawsuits, and we may be named in additional litigation. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, and cash flows. In addition, an unfavorable outcome in such litigation could negatively impact our business, results of operations, and cash flows.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products.

From time to time, we receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers.

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

Most of our software and underlying technology are proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, alone or through our alliances with the Business Software Alliance (BSA), or the Software & Information Industry Association (SIIA), could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.

Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, which may include, by way of example, the GNU General Public License (GPL), GNU Lesser General Public License (LGPL), the Mozilla Public License, the BSD License, and the Apache License. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.

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

For example, in connection with our acquisition of Veritas, we have recorded approximately $2.8 billion of acquired product rights and other intangible assets and $8.6 billion of goodwill. We have recorded and will continue to record future amortization charges with respect to a portion of these intangible assets and stock-based compensation expense related to the stock options to purchase Veritas common stock assumed by us. In addition, we will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired.

Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year or more frequently if events and circumstances warrant, and our evaluation depends to a large degree on estimates and assumptions made by our management. Our assessment of any impairment of goodwill is based on a comparison of the fair value of each of our reporting units to the carrying value of that reporting unit. Our determination of fair value relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions such as the discount rate applied to future operating results, the estimate of the fair value of our reporting units could change significantly, which could result in a goodwill impairment charge.

The foregoing types of accounting charges may also be incurred in connection with or as a result of other business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges.

Our effective tax rate may increase, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•	Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates

•	Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate as well as the requirements of certain tax rulings

•	The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods

•	Tax assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place.

The price of our common stock could decline if our financial results are materially affected by an adverse change in our effective tax rate.

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

The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	Announcements of quarterly operating results and revenue and earnings forecasts by us that fail to meet or be consistent with our earlier projections or the expectations of our investors or securities analysts

•	Announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts

•	Rumors, announcements, or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements

•	Changes in revenue and earnings estimates by us, our investors, or securities analysts

•	Accounting charges, including charges relating to the impairment of goodwill

•	Announcements of planned acquisitions by us or by our competitors

•	Announcements of new or planned products by us, our competitors, or our customers

•	Gain or loss of a significant customer

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies

•	Acts of terrorism, the threat of war, and other crises or emergency situations

•	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate

The stock market in general, and the market prices of stocks of technology companies in particular, have experienced extreme price volatility that has adversely affected, and may continue to adversely affect, the market price of our common stock for reasons unrelated to our business or operating results.

Problems with our information systems could interfere with our business and operations.

We rely on our information systems and those of third parties for processing customer orders, shipping of products, providing services and support to our customers, billing and tracking our customers, fulfilling contractual obligations, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business. In addition, we are in the process of enhancing our information systems. The implementation of these types of enhancements is frequently disruptive to the underlying business of an enterprise, which may especially be the case for us due to the size and complexity of our businesses. Any disruptions relating to our systems enhancements, particularly any disruptions impacting our operations during the implementation period, could adversely affect our business in a number of respects. Even if we do not encounter these adverse effects, the implementation of these enhancements may be much more costly than we anticipated. If we are unable to successfully implement the information systems enhancements as planned, our financial position, results of operations, and cash flows could be negatively impacted.

Item 1B.	Unresolved Staff Comments

There are currently no unresolved issues with respect to any Commission staff’s written comments that were received at least 180 days before the end of our fiscal year to which this report relates and that relate to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our Dublin, Ireland facility also includes manufacturing operations. Our corporate headquarters is located in Cupertino, California in a 532,000 square foot facility that we own. We occupy an additional 772,000 square feet in the San Francisco Bay Area, of which 592,000 square feet is owned and 180,000 square feet is leased. Our leased facilities are occupied under leases that expire at various times through 2026. The table below shows the approximate square footage of our facilities as of March 31, 2007, excluding executive suites.

	Approximate Total Square Footage(1)
Location	Owned	Leased

North America	1,680,000	1,697,000
Europe, Middle East, and Africa	285,000	680,000
Asia Pacific/Japan	5,000	1,105,000
Latin America	—	42,000

Total	1,970,000	3,524,000

(1)	Total square footage excludes approximately 82,000 square feet of space in the United States and 74,000 square feet in EMEA that we sublease to third parties. Also not included is 149,000 square feet of owned property that we lease to third parties.

We also lease additional properties throughout the world, totaling approximately 89,000 square feet that are currently vacant. We are currently building a facility in Culver City, California that we expect to occupy in October 2007.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.

Item 3.	Legal Proceedings

Information with respect to this Item may be found in Note 14 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference. In addition to the information included in Note 14 referred to above, the matter described below was resolved during fiscal 2007.

In February 2007, the SEC filed a complaint in the United States District Court for the District of Columbia against Veritas asserting Securities Act and Exchange Act violations related to Veritas’ previously disclosed transactions with AOL Time Warner and to matters underlying Veritas’ restatement of its financial statements announced in March 2004. At the same time, without admitting or denying the allegations in the SEC’s complaint, Veritas consented to the entry of a final judgment permanently enjoining it from violating Section 17(a) of the Securities Act of 1933, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act, and Exchange Act rules 10b-5, 12b-20,13a-1,13a-11, 13a-13, and 13b2-1 and from aiding and abetting violations of Section 10(b) of the Exchange Act and Exchange Act rule 10b-5, and paid a civil penalty of $30 million.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq Global Select Market (formerly the Nasdaq National Market).

	Fiscal 2007				Fiscal 2006
	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2007	2006	2006	2006	2006	2005	2005	2005

High	$21.86	$22.19	$21.42	$17.90	$19.94	$24.01	$24.38	$22.90
Low	$16.20	$18.59	$14.78	$14.98	$15.30	$16.32	$19.63	$18.01

As of March 31, 2007, there were approximately 4,000 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock. We currently intend to retain future earnings for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Repurchases of Our Equity Securities

Stock repurchases during the three-month period ended March 31, 2007 were as follows:

				Dollar Value
				of Shares
				That May Yet be
			Total Number of Shares	Purchased Under
	Total Number of	Average Price	Purchased Under Publicly	the Plans
	Shares Purchased	Paid per Share	Announced Plans or Programs	or Programs
				(In millions)

December 30, 2006 to January 26, 2007	4,417,074	$21.51	4,417,074	$1,000
January 27, 2007 to February 23, 2007	13,910,500	$17.97	13,910,500	$750
February 24, 2007 to March 30, 2007	14,808,368	$16.88	14,808,368	$500

Total	33,135,942	$17.96	33,135,942

We have operated stock repurchase programs since 2001. As of January 2007, we completed the $1 billion share repurchase program announced in January 2006 as well as the $1.5 billion share repurchase program announced in June 2006. On January 24, 2007, we announced that the Board authorized the repurchase of an additional $1 billion of Symantec common stock, without a scheduled expiration date.

During fiscal 2007, we repurchased 162 million shares of our common stock at prices ranging from $15.61 to $21.66 per share for an aggregate amount of $2.8 billion. During fiscal 2006, we repurchased 174 million shares at prices ranging from $15.83 to $23.85 per share for an aggregate amount of $3.6 billion. During fiscal 2005, we repurchased eight million shares at prices ranging from $21.05 to $30.77 per share for an aggregate amount of $192 million. As of March 31, 2007, $500 million remained authorized for future repurchases. See Note 8 of the Notes to Consolidated Financial Statements section for more information.

Stock Performance Graphs

These performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

Comparison of cumulative total return — March 31, 2002 to March 31, 2007

The graph below compares the cumulative total stockholder return on Symantec common stock from March 31, 2002 to March 31, 2007 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on March 31, 2002, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

*$100 invested on 3/31/02 in stock or index — including reinvestment of dividends. Fiscal years ending March 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	3/02	3/03	3/04	3/05	3/06	3/07
Symantec Corporation	100.00	95.07	224.70	207.04	163.36	167.92
S & P 500	100.00	75.24	101.66	108.47	121.19	135.52
S & P Information Technology	100.00	67.34	97.01	94.60	107.39	110.72

Comparison of cumulative total return — June 23, 1989(1) to March 31, 2007

The graph below compares the cumulative total stockholder return on Symantec common stock from June 23, 1989 (the date of Symantec’s initial public offering) to March 31, 2007 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on June 30, 1989, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). Symantec has provided this additional data to provide the perspective of a longer time period which is consistent with Symantec’s history as a public company. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 18 YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

* $100 invested on 6/23/89 in stock or on 5/31/89 in index — including reinvestment of dividends. Fiscal years ending March 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	6/89	3/90	3/91	3/92	3/93	3/94	3/95	3/96	3/97	3/98
Symantec Corporation	100.00	173.91	419.57	743.48	223.91	271.74	400.00	223.91	247.83	468.48
S & P 500	100.00	108.97	124.68	138.45	159.53	161.88	187.08	247.13	296.13	438.26
S & P Information Technology	100.00	100.09	120.61	134.62	149.21	168.16	235.25	327.47	464.37	721.02

	3/99	3/00	3/01	3/02	3/03	3/04	3/05	3/06	3/07
Symantec Corporation	294.57	1306.52	727.17	1433.39	1362.78	3220.87	2967.65	2341.57	2406.96
S & P 500	519.16	612.32	479.59	480.75	361.71	488.74	521.45	582.60	651.53
S & P Information Technology	1230.76	2471.26	1062.30	1011.07	703.44	1005.80	989.28	1128.76	1175.70

(1)	Symantec’s initial public offering was on June 23, 1989. Data is shown beginning June 30, 1989 because data for cumulative returns on the S&P 500 and the S&P Information Technology indices are available only at month end.

Item 6.	Selected Financial Data

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

During the past five fiscal years, we have made the following acquisitions:

•	Company-i Limited and 4FrontSecurity, Inc. during fiscal 2007

•	Veritas Software Corporation, XtreamLok Pty. Ltd., WholeSecurity, Inc., Sygate Technologies, Inc., BindView Development Corporation, IMlogic, Inc., and Relicore, Inc. during fiscal 2006

•	Brightmail, Inc., TurnTide, Inc., @stake, Inc., LIRIC Associates Ltd, and Platform Logic, Inc. during fiscal 2005

•	Nexland, Inc., PowerQuest, Inc., Safeweb, Inc., and ON Technology Corp. during fiscal 2004

•	Riptech, Inc., Recourse Technologies, Inc., SecurityFocus, Inc., and Mountain Wave, Inc. during fiscal 2003

Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in our consolidated financial statements since their respective dates of acquisition.

In April 2003, we purchased certain assets related to Roxio Inc.’s GoBacktmcomputer recovery software business. In addition, in August 2003, we purchased a security technology patent as part of a legal settlement in Hilgraeve, Inc. v. Symantec Corporation and in May 2005, we resolved patent litigation matters with Altiris, Inc. by entering into a cross-licensing agreement that resolved all legal claims between the companies. We subsequently acquired Altiris in April 2007. See Note 17 of the Notes to Consolidated Financial Statements.

Five-Year Summary

	Year Ended March 31,(c)
	2007(a)	2006(b)	2005	2004	2003
	(In thousands, except net income per share)

Consolidated Statements of Income Data:
Net revenues	$5,199,366	$4,143,392	$2,582,849	$1,870,129	$1,406,946
Acquired in-process research and development(d)	—	285,100	3,480	3,710	4,700
Restructuring	70,236	24,918	2,776	907	11,089
Integration	744	15,926	3,494	—	—
Patent settlement(e)	—	2,200	375	13,917	—
Operating income	519,742	273,965	819,266	513,585	341,512
Interest expense(f)	(27,233)	(17,996)	(12,323)	(21,164)	(21,166)
Income, net of expense, from sale of technologies and product lines(g)	—	—	—	9,547	6,878
Net income	$404,380	$156,852	$536,159	$370,619	$248,438
Net income per share — basic(h)	$0.42	$0.16	$0.81	$0.61	$0.43
Net income per share — diluted(h)	$0.41	$0.15	$0.74	$0.54	$0.38
Shares used to compute net income per share — basic(h)	960,575	998,733	660,631	611,970	581,580
Shares used to compute net income per share — diluted(h)	983,261	1,025,856	738,245	719,110	682,872

(a)	In fiscal 2007, we adopted SFAS No. 123R, which resulted in stock-based compensation charges of $154 million.

(b)	We acquired Veritas on July 2, 2005 and its results of operations are included from the date of acquisition.

(c)	We have a 52/53-week fiscal year. Fiscal 2007, 2006, 2005, and 2003 were each comprised of 52 weeks of operations. Fiscal 2004 was comprised of 53 weeks of operations.

(d)	In fiscal 2006, we wrote off $284 million and $1 million, respectively, of acquired in-process research and development in connection with our acquisitions of Veritas and BindView Development Corporation.

(e)	In fiscal 2006, we recorded patent settlement costs and entered into a cross-licensing agreement with Altiris, Inc. For more information, see Note 4 of the Notes to Consolidated Financial Statements. In fiscal 2004, we recorded patent settlement costs and purchased a security technology patent as part of a settlement in Hilgraeve, Inc. v. Symantec Corporation.

(f)	In fiscal 2007, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes and $1.0 billion principal amount of 1.00% Convertible Senior Notes. In fiscal 2006, in connection with our acquisition of Veritas, we assumed $520 million of 0.25% convertible subordinated notes which we paid off in their entirety in August 2006. In October 2001, we issued $600 million of 3% convertible subordinated notes. In November 2004, substantially all of the outstanding 3% convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

(g)	Income, net of expense, from sale of technologies and product lines primarily related to royalty payments received in connection with the licensing of substantially all of the ACT!tm product line technology. In December 2003, Interact Commerce Corporation purchased this technology from us.

(h)	Share and per share amounts reflect the two-for-one stock splits effected as stock dividends, which occurred on November 30, 2004, and November 19, 2003.

	March 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Working capital(i)	$752,958	$430,365	$1,987,259	$1,555,094	$1,152,773
Total assets	17,750,870	17,913,183	5,614,221	4,456,498	3,265,730
Convertible subordinated notes(j)	—	512,800	—	599,987	599,998
Convertible senior notes(k)	2,100,000	—	—	—	—
Long-term obligations, less current portion	21,370	24,916	4,408	6,032	6,729
Stockholders’ equity	11,601,513	13,668,471	3,705,453	2,426,208	1,764,379

(i)	A portion of deferred revenue as of March 31, 2003 was reclassified from current to long-term to conform to the current presentation.

(j)	In fiscal 2006, in connection with our acquisition of Veritas, we assumed $520 million of 0.25% convertible subordinated notes, which are classified as a current liability and are included in the calculation of working capital. These notes were paid off in their entirety in August 2006. For more information, see Note 6 of the Notes to Consolidated Financial Statements. In October 2001, we issued $600 million of 3% convertible subordinated notes. In November 2004, substantially all of the outstanding 3% convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash.

(k)	In fiscal 2007, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes and $1.0 billion principal amount of 1.00% Convertible Senior Notes. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Symantec is a global leader in infrastructure software, enabling businesses and consumers to have confidence in a connected world. We help our customers protect their infrastructure, information, and interactions by delivering software and services that address risks to information security, availability, compliance, and information technology, or IT, systems performance. We strive to help our customers manage compliance, complexity, and cost by protecting their IT infrastructure as they seek to maximize value from their IT investments. We deliver a comprehensive and diverse set of security and availability products and services to a wide range of customers, including large enterprises, governments, small and medium-sized businesses, and consumers. Our delivery network includes direct, inside, and channel sales resources which support our ecosystem of more than 50,000 partners across the world, as well as various relationships with original equipment manufacturers, or OEMs, Internet service providers, or ISPs, and retail and online stores. Founded in 1982, we have operations in 40 countries.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the fiscal years ended March 31, 2007, 2006, and 2005 reflect amounts as of and for the periods ended March 30, 2007, March 31, 2006, and April 1, 2005, respectively, each of which consisted of 52 weeks.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. Amounts for the years ended March 31, 2006 and 2005 have been reclassified to conform to our current presentation. As of March 31, 2007, we had five operating segments, descriptions of which are provided in Note 15 of the Notes to Consolidated Financial Statements.

On July 2, 2005, we completed the acquisition of Veritas, whereby Veritas became a wholly owned subsidiary of Symantec in a transaction accounted for using the purchase method. The results of Veritas’ operations have been included in our results of operations beginning on July 2, 2005, and have had a significant impact on our revenues, cost of revenues, and operating expenses since the date of acquisition.

On April 6, 2007, we completed our acquisition of Altiris, Inc., a leading provider of IT management software that enables businesses to easily manage and service network-based endpoints. The aggregate purchase price, excluding acquisition related costs, was approximately $815 million in cash, which amount was net of Altiris’ cash balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. The Altiris business will constitute a new business segment in fiscal 2008. We will also move our Ghost, pcAnywhere, and LiveState Delivery products from the Security and Data Management segment to the Altiris segment. In addition, we will move our Managed Security Services, DeepSight, and Software-As-A-Service products and services from the Security and Data Management segment to the Services segment.

Financial Results and Trends

Our net income was $404 million for fiscal 2007 as compared to $157 million and $536 million for fiscal 2006 and 2005, respectively. The higher net income for fiscal 2007 as compared to fiscal 2006 was primarily due to the write-off in fiscal 2006 of $284 million of acquired in-process research and development, or IPR&D, as a result of the Veritas acquisition for which there is no comparable charge in fiscal 2007. This increase was partially offset by $154 million of stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, effective April 1, 2006, higher employee compensation costs resulting from increased employee headcount, and $70 million of restructuring charges. As of March 31, 2007, employee headcount had increased by approximately 8% from March 31, 2006.

During fiscal 2007, we delivered revenue growth across all of our geographic regions as compared to fiscal 2006 and 2005. The overall growth is due primarily to the Veritas acquisition, which was included in our results for the full year in fiscal 2007 as compared to only the nine months subsequent to the acquisition date of July 2, 2005 in fiscal 2006. We believe our revenue growth is also partly attributable to increased awareness of Internet-related threats around the world and demand for storage solutions. Weakness in the U.S. dollar compared to foreign currencies positively impacted our international revenue growth by $105 million in fiscal 2007 compared to fiscal 2006. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Although revenue for fiscal 2007 was higher than revenue for fiscal 2006 and 2005, certain portions of our business are maturing and our rate of revenue growth is slowing for several reasons. During fiscal 2007, particularly in the December 2006 and March 2007 quarters, we provided more flexibility in our contract terms and in product deployments and provided more services in combination with licenses, we experienced an increase in the value of multi-year arrangements compared to prior periods, particularly within our Data Center Management segment, and we had a large number of maintenance renewals. These changes resulted in a greater percentage of revenue being deferred and recognized over an extended period of time. In addition, in the December 2006 quarter we combined the legacy buying programs of Symantec and Veritas into one buying program for all of our enterprise offerings, which resulted in a change in the vendor-specific objective evidence, or VSOE, of pricing for our storage and availability offerings. Additional information regarding factors that we believe impacted net revenue during fiscal 2007 is discussed under “Total Net Revenues” below.

In light of the foregoing factors and our slowing rate of revenue growth, we implemented a cost savings initiative in the fourth quarter of fiscal 2007 to better align our expenses with our new revenue expectations. The cost savings initiative included a workforce reduction of approximately five percent worldwide. Once these cost reductions are fully implemented, we expect to save approximately $200 million in costs on an annualized basis and to have a lower rate of operating expense growth than in recent periods. The cost savings initiative resulted in a restructuring charge of $51 million in the fourth quarter of fiscal 2007. We expect that the cost savings initiative will result in an additional restructuring charge in the first quarter of fiscal 2008 and potentially in other future periods.

We expect our gross margins and operating expenses to be affected in future periods as a result of recent changes in the terms of some of our key OEM relationships. We have negotiated new contract terms with some of our OEM partners, which will result in payments to OEM partners being included as Operating expenses rather than Cost of revenues. In general, payments to OEMs made on a placement fee per unit basis will be treated as Operating expenses, while payments based on a revenue-sharing model will be amortized as Cost of revenues. As a result, we expect Cost of revenues to decrease and we expect Operating expenses to increase. The increase in Operating expenses will more than offset the decrease in Cost of revenues because placement fee arrangements are expensed on an estimated average cost basis, while revenue-sharing arrangements are amortized ratably over a one-year period, and because payments to OEMs have increased.

Cash flows were strong in fiscal 2007 as we achieved $1.7 billion in operating cash flow. We ended fiscal 2007 with $3.0 billion in cash, cash equivalents, and short-term investments. In addition, during fiscal 2007 we repurchased 162 million shares of our common stock at prices ranging from $15.61 to $21.66 per share for an aggregate amount of $2.8 billion.

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

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact the financial statements. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. We also refer you to our Summary of Significant Accounting Policies included in the Consolidated Financial Statements in this annual report.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. Primarily, we recognize revenue pursuant to the requirements of Statement of Position, or SOP 97-2, Software Revenue Recognition,, issued by the American Institute of Certified Public Accountants, and any applicable amendments or modifications. Revenue recognition requirements in the software industry are very complex and require us to make many estimates.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on VSOE of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $2.8 billion as of March 31, 2007, of which $366 million was presented as Long-term deferred revenue in the Consolidated Balance Sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, changes to a product’s estimated life cycle, and increasing flexibility in contractual arrangements could materially impact the amount of recognized and deferred revenue.

For our consumer products that include content updates, we recognize revenue ratably over the term of the subscription upon sell through to end-users. Associated cost of revenues is also recorded ratably. We record as deferred revenue and inventory the respective revenue and cost of revenue amounts of unsold product held by our distributors and resellers.

We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on their valid purchase orders. Our distributors and resellers base the quantity of their orders on their estimates to meet future customer demand, which may exceed our expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four or six week supply. We estimate future returns under these limited rights of return in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset Deferred revenue against Trade accounts receivable for the amount of revenue in excess of the expected inventory levels. If we made different estimates, material differences may result in the amount and timing of our net revenues and cost of revenues for any period presented.

Reserves for product returns

We reserve for estimated product returns as an offset to revenue based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to deferred revenue. If we made different estimates, material differences could result in the amount and timing of our net revenues for any period presented. More or less product may be returned than what was estimated and/or the amount of inventory in the channel could be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.

Reserves for rebates

We estimate and record reserves for channel and end-user rebates as an offset to revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Business Combinations

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

At March 31, 2007, Goodwill was $10.3 billion, Other intangible assets, net were $1.2 billion, and Acquired product rights, net were $910 million. We assess goodwill for impairment within our reporting units annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate goodwill for impairment by comparing the fair value of each of our reporting units, which are the same as our operating segments, to its carrying value, including the goodwill allocated to that reporting unit. To determine the reporting units’ fair value in the current year evaluation, we used the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

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

Stock-based Compensation

Effective April 1, 2006, we adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, or RSUs, and purchase rights under our employee stock purchase plan, or ESPP, on the date of grant and amortize the fair value of the award over the requisite service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that were outstanding as of the effective date and are subsequently modified. For stock-based awards granted on or after April 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. We also recognize estimated compensation expense for the unvested portion of awards that were outstanding as of the effective date on a straight-line basis over the remaining service period using the compensation costs estimated for the SFAS No. 123 pro forma disclosures.

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

Stock-based compensation expense related to employee stock options, RSUs, and employee stock purchases recognized under SFAS No. 123R for the year ended March 31, 2007 was $154 million.

See Note 11 of the Notes to Consolidated Financial Statements for further information regarding SFAS No. 123R disclosures.

Income Taxes

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Income. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income, or to goodwill to the extent that the valuation allowance related to tax attributes of the acquired entities.

We failed to file in a timely fashion the final pre-acquisition tax return for Veritas, and as a result, it is uncertain whether we can claim a lower tax rate on a dividend made from a Veritas foreign subsidiary under the American Jobs Creation Act of 2004. We are currently petitioning the IRS for relief to allow us to claim the lower rate of tax. Because we were unable to obtain this relief prior to filing the Veritas tax return in May 2006, we have paid $130 million of additional U.S. taxes. The potential outcomes with respect to our payment of this amount include:

•	If we ultimately obtain relief from the IRS on this matter, the $130 million that we paid in May 2006 will be refunded to us and we will use that amount to increase our income tax accrual for the Veritas transfer pricing disputes. For more information see Note 13 of the Notes to Consolidated Financial Statements.

•	If we ultimately do not receive relief from the IRS on this matter, and we otherwise have an adjustment arising from the Veritas transfer pricing disputes, then we would only owe additional tax with regard to such disputes to the extent that such adjustment is in excess of $130 million.

•	If we ultimately do not receive relief from the IRS on this matter, and we otherwise do not have an adjustment arising from the Veritas transfer pricing disputes, then (1) we would be required to adjust the purchase price of Veritas to reflect a reduction in the amount of pre-acquisition tax liabilities assumed; and (2) we would be required to recognize an equal amount of income tax expense, up to $130 million.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. The provisions of FIN 48 are effective beginning in the first quarter of fiscal 2008. See “Newly Adopted and Recently Issued Accounting Pronouncements” under Summary of Significant Accounting Policies included in the Consolidated Financial Statements in this annual report for further discussion.

RESULTS OF OPERATIONS

Total Net Revenues

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Net revenues	$5,199,366	$4,143,392	$2,582,849
Period over period increase	1,055,974	1,560,543
	25%	60%

We were required under purchase accounting rules to reduce the amount of Veritas’ deferred revenue that we recorded in connection with our July 2005 acquisition of Veritas to an amount equal to the fair value of our contractual obligation related to that deferred revenue. A portion of the increase in revenue related to storage and availability products and services in fiscal 2007 is due to the fact that the amount of revenue recognized in fiscal 2006 was lower as a result of the purchase accounting adjustment relating to deferred revenue. A majority of the increase in such revenue in fiscal 2006 is due to the fact that we had no such comparable revenue in fiscal 2005 for those storage and availability products and services obtained through our acquisition of Veritas. Unless otherwise specified, “storage and availability products and services” include products and services obtained through our acquisition of Veritas, and complementary products and services obtained or developed subsequent to such acquisition.

Several factors have contributed to increased deferred revenue and lower current period revenue in fiscal 2007. In fiscal 2007, we began negotiating more transactions that commit customers to multi-year periods, offer more flexibility in contractual terms and in product deployments, and provide more services in combination with license and maintenance sales. In the December 2006 quarter, we combined our buying programs for all of our enterprise offerings to provide our customers and partners a single vendor relationship and simplify the way we do business. Previously, our storage and availability products and services were sold under Veritas’ pre-merger buying programs, while our security products and services were sold under our historical buying programs. These factors have resulted in, and will continue to result in, lower near-term recognized revenue growth rates. For example, an increase in multi-year contracts results in a higher level of revenue attributable to content and/or maintenance included in those transactions, which resulted in a larger portion of our revenues being recognized ratably over the term of the arrangement and a smaller portion being recognized in the current period. More flexibility in contractual terms, such as installment payments, increases our deferred revenue as such flexibility may result in ratable recognition or recognition on a due and payable basis.

Our customers have also requested increased flexibility in product deployments in site license arrangements. This may result in an increase in deferred revenue and classification of all revenues associated with the specific contract as Content, subscriptions, and maintenance revenue, which is recognized over time, as VSOE may not exist in certain types of flexible deployment contracts. As a result of our initiative to offer customers a more comprehensive solution to protect and manage a global IT infrastructure, we expect to see an increasing amount of services sold in conjunction with license and maintenance contracts. Inclusion of such services often results in increased deferred revenue and increased classification of revenues as Content, subscriptions, and maintenance revenue, as VSOE may not exist for some of the services provided. The combination of buying programs resulted in a change in the VSOE for some of our storage and availability products and services. This change, coupled with increased maintenance renewals sold with a license component, resulted in a larger portion of revenues associated with contracts being classified as Content, subscriptions, and maintenance revenue, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately.

Net revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to the inclusion of the storage and availability products and services that were obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products and services contributed $518 million of net revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, the purchase accounting adjustment contributed $271 million (cumulatively) in the September 2006, December 2006, and March 2007 quarters as compared to the comparable quarters of the prior year. The remainder of the revenue increase is due to increases in our consumer products revenue and services offerings of $181 million and $83 million, respectively, due to continued growth in demand. The segment discussions that follow further describe the revenue increases. These increases are partially offset by the effects of the increased flexibility in contract terms and the combination of our buying programs discussed above.

Net revenues increased in fiscal 2006 as compared to fiscal 2005 primarily due to the inclusion of the storage and availability products and services obtained through our acquisition of Veritas. These products and services contributed $1.4 billion of net revenues in fiscal 2006 for which there was no comparable revenue in fiscal 2005. In addition, revenues from our enterprise security products increased $122 million and revenues from our consumer products increased $67 million in fiscal 2006 compared to fiscal 2005. The increased revenues from these products were due primarily to continued growth in demand for our enterprise virus protection and anti-spam solutions as well as our consumer security protection products, as described further in the segment discussions that follow. Beginning in the December 2005 quarter, as a result of increases in future subscription pricing for our 2006 consumer products that include content updates, revenue for these products is recognized on a ratable basis over the term of the subscription.

Content, subscriptions, and maintenance revenues

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Content, subscriptions, and maintenance revenues	$3,917,572	$2,873,211	$1,945,310
Percentage of total net revenues	75%	69%	75%
Period over period increase	$1,044,361	$927,901
	36%	48%

Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period. Beginning with the release of our 2006 consumer products that include content updates in the December 2005 quarter, we recognize revenue related to these products ratably. As a result, this revenue has been classified as Content, subscriptions, and maintenance beginning in the December 2005 quarter. In addition, as noted above, increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter have impacted revenue recognition. These changes caused a larger portion of revenue associated with contracts to be classified as Content, subscriptions, and maintenance revenue, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately, as discussed above in “Total Net Revenues.”

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

Content, subscriptions, and maintenance revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to the inclusion of the storage and availability products and services obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products and services contributed $250 million of Content, subscriptions, and maintenance revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, in fiscal 2007, Content, subscriptions, and maintenance revenue related to our enterprise products increased $271 million due to the fact that the amount of revenue recognized in the comparable 2006 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. Revenue related to our consumer products increased $179 million as compared to the 2006 period due primarily to growth in Norton Internet Security products and online revenues due to growth in the use of the Internet, and increased awareness and sophistication of security threats. Enterprise products and services, excluding Veritas-related products and services, increased $309 million as a result of growth in our maintenance renewals due to an increasing installed base, increased demand for our service offerings, other acquisitions, and the combination of our buying programs implemented in the December 2006 quarter, which impacted VSOE methodology and classification of Licenses revenue and Content, subscriptions, and maintenance revenue, as discussed above under “Total Net Revenues.”

Content, subscriptions, and maintenance revenues increased in fiscal 2006 as compared to fiscal 2005 primarily due to the inclusion of the storage and availability products and services obtained through our acquisition of Veritas. These product and services contributed $534 million of Content, subscriptions, and maintenance revenues in fiscal 2006 for which there was no comparable revenue in fiscal 2005. In addition, in fiscal 2006, Content, subscriptions, and maintenance revenues related to our consumer security products increased $233 million as compared to fiscal 2005 due primarily to the classification of $160 million of consumer revenue as Content, subscriptions, and maintenance (rather than Licenses) in fiscal 2006 as a result of recognizing revenue from sales of consumer products that include content updates ratably beginning in the December 2005 quarter as discussed above. Revenue related to our enterprise security products increased $133 million, primarily due to increased awareness of information security threats.

Licenses revenue

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Licenses revenue	$1,281,794	$1,270,181	$637,539
Percentage of total net revenues	25%	31%	25%
Period over period increase (decrease)	$11,613	$632,642
	1%	99%

Licenses revenue increased in fiscal 2007 as compared to fiscal 2006 primarily due to the inclusion of the storage and availability products obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products contributed $268 million of Licenses revenues in the June 2006 quarter for which there was no comparable revenue in the June 2006 quarter. Excluding this June 2006 contribution, License revenues were down significantly in both Security and Data Management and Data Center Management segments as a result of the increased flexibility in contract terms and the combination of our buying programs implemented in the December 2006 quarter, both of which caused a larger portion of contracts to be classified as Content, subscriptions, and maintenance, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately, as discussed above in “Total Net Revenues.”

Licenses revenue increased in fiscal 2006 as compared to fiscal 2005 primarily due to the inclusion of the storage and availability products obtained through our acquisition of Veritas. These products contributed $835 million of Licenses revenue in fiscal 2006 for which there was no comparable revenue in fiscal 2005. Our 2006 consumer products that include content updates were released in the December 2005 quarter, and we recognize revenue related to these products ratably as Content, subscriptions, and maintenance revenues, which resulted in a decrease in Licenses revenue of $160 million in fiscal 2006. Competitive pressures, a lack of high profile information security threat activity during fiscal 2006, and to a lesser extent, a decrease in licensing of our enterprise security products, also partially offset the overall increase in Licenses revenue.

Net revenues by segment

Consumer Products segment

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Consumer products revenues	$1,590,529	$1,409,582	$1,343,059
Percentage of total net revenues	30%	34%	52%
Period over period increase	$180,947	$66,523
	13%	5%

Consumer Products revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to an increase of $293 million in revenue from our Norton Internet Security products. This increase was partially offset by aggregate decreases in revenue from our Norton AntiVirus and Norton System Workstm products of $100 million. These decreases resulted from our customers’ continued migration to the Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment. Our electronic orders include OEM subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of our Norton Internet Security products and our Norton AntiVirus products) grew by $221 million in fiscal 2007 as compared to fiscal 2006.

Consumer Products revenues increased in fiscal 2006 as compared to fiscal 2005 primarily due to an increase of $156 million in revenue from our Norton Internet Security products. The majority of the increase in revenue was booked through electronic orders. This increase was partially offset by the change in our consumer product revenue recognition model for our 2006 consumer products that include content updates. Beginning in the December 2005 quarter, as a result of increases in future subscription pricing for our 2006 consumer products that include content updates, revenue for these products is recognized ratably over the term of the subscription upon sell through to end-users. This change in our product revenue recognition model resulted in a 7% reduction in Consumer Products revenues for fiscal 2006. In addition, revenue from our Norton AntiVirus products decreased $67 million as our customers migrated to the Norton Internet Security products. Revenue from our electronic distribution channel grew by $168 million in fiscal 2006 as compared to fiscal 2005. We believe that, in addition to the factors noted above, the lower growth rate in our Consumer Products segment was attributable to a reduced threat environment in fiscal 2006 compared to fiscal 2005. In addition, during fiscal 2006, pricing for subscriptions increased while pricing in retail and online stores remained consistent or decreased.

Security and Data Management Segment

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Security and Data Management revenues	$2,004,690	$1,720,646	$1,199,406
Percentage of total net revenues	39%	41%	46%
Period over period increase	284,044	521,240
	17%	43%

Security and Data Management revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to the inclusion of the storage and availability products obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products contributed $151 million of Security and Data Management revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition the purchase accounting adjustment, discussed under “Total Net Revenues” above, contributed $88 million (cumulatively) in the September 2006, December 2006, and March 2007 quarters as compared to the comparable quarters of the prior year. In addition, revenues increased $40 million in fiscal 2007 as a result of acquisitions, excluding Veritas, for which there was not a full twelve months of revenue or no comparable revenue in fiscal 2006.

Security and Data Management revenues increased in fiscal 2006 as compared to fiscal 2005 primarily due to the inclusion of the storage and availability products obtained through our acquisition of Veritas. These products contributed $410 million of Security and Data Management revenues during fiscal 2006 for which there was no comparable revenue in fiscal 2005. In addition, revenue increased $110 million as a result of growth from our enterprise security products.

Data Center Management Segment

	Year Ended March 31,
	2007	2006		2005
	($ in thousands)

Data Center Management revenues	$1,369,287	$861,046		$—
Percentage of total net revenues	26%	21%		*	%
Period over period increase	$508,241	$861,046
	59%	*	%

*	Percentage not meaningful

The Data Center Management segment is comprised of storage and availability products. The increase in Data Center Management revenue in fiscal 2007 as compared to fiscal 2006 was primarily due to the inclusion of storage and availability products obtained through our acquisition of Veritas for the full twelve month period compared to nine months in the fiscal 2006 period. These products contributed $339 million of Data Center Management revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. The effect of the purchase accounting adjustment discussed under “Total Net Revenues” above also contributed $173 million to the increase in revenue in fiscal 2007. Excluding the effects of the aforementioned items, revenue in fiscal 2007 as compared to fiscal 2006 was relatively flat due to the combination of the buying programs for all of our enterprise offerings in the December 2006 quarter. This combination resulted in lower recognized revenue and increased deferred revenue as discussed under “Total Net Revenues” above.

In fiscal 2006, the Data Center Management segment was solely comprised of the storage and availability products obtained through our acquisition of Veritas. Revenue from our Data Center Management segment was $861 million in fiscal 2006 and was comprised primarily of revenue related to Storage Foundation and Server Foundation product families and NetBackup products of $501 million and $332 million, respectively.

Services Segment

	Year Ended March 31,
	2007	2006		2005
	($ in thousands)

Services revenues	$234,738	$152,091		$40,261
Percentage of total net revenues	5%	4%		2%
Period over period increase	$82,647	$111,830
	54%	*	%

*	Percentage not meaningful

Revenue from our Services segment increased in fiscal 2007 as compared to fiscal 2006 due to a $58 million increase in security consulting services and the inclusion of the storage and availability services obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These acquired services offerings contributed $28 million of Services revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter.

The increase in revenue from our Services segment in fiscal 2006 as compared to fiscal 2005 was primarily due to the inclusion of the storage and availability services obtained through our acquisition of Veritas. These services contributed $94 million of services revenues during fiscal 2006 for which there was no comparable revenue in fiscal 2005. In addition, the increase was due to an increase in our security consulting services of $13 million in fiscal 2006 as compared to fiscal 2005.

Other segment

Our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during fiscal 2007, 2006, and 2005 were insignificant.

Net revenues by geographic region

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

North America (U.S. and Canada)	$2,736,558 *	$2,185,945 **	$1,334,707 ***
Percentage of total net revenues	53%	53%	52%
Period over period increase	$550,613	$851,238
	25%	64%
EMEA (Europe, Middle East, and Africa)	$1,644,177	$1,321,968	$842,189
Percentage of total net revenues	31%	32%	33%
Period over period increase	$322,209	$479,779
	24%	57%
Asia Pacific/Japan	$714,617	$563,487	$360,342
Percentage of total net revenues	14%	13%	14%
Period over period increase	$151,130	$203,145
	27%	56%
Latin America	$104,014	$71,992	$45,611
Percentage of total net revenues	2%	2%	2%
Period over period increase	$32,022	$26,381
	44%	58%
Total net revenues	$5,199,366	$4,143,392	$2,582,849

*	North America includes net revenues from the United States of $2.6 billion and Canada of $176 million during fiscal 2007.

**	North America includes net revenues from the United States of $2.0 billion and Canada of $140 million during fiscal 2006.

***	North America includes net revenues from the United States of $1.2 billion and Canada of $99 million during fiscal 2005.

International revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to the inclusion of the storage and availability products and services obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products and services contributed $240 million of international revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In North America, these products contributed $277 million in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, a portion of the revenue increase in fiscal 2007 is due to the fact that the amount of revenue recognized in the comparable 2006 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. The purchase accounting adjustment increased fiscal 2007 revenues by $186 million in North America and $85 million in the international regions compared to fiscal 2006. Growth in our Consumer Products segment, driven by Norton Internet Security, resulted in a $137 million increase in the international regions and a $44 million increase in North America in fiscal 2007 revenues versus fiscal 2006. Both domestic and international revenue from enterprise offerings were negatively impacted primarily due to the increased flexibility in our contract terms and the combination of our buying programs. These changes resulted in a larger portion of contracts being subject to deferral and a correspondingly lower amount of revenue recognized in the current period, as discussed in “Total Net Revenues” above. Foreign currencies had a favorable impact on net revenues of $105 million in fiscal 2007 compared to fiscal 2006.

International revenues increased in fiscal 2006 as compared to fiscal 2005 primarily due to the inclusion of the storage and availability products and services obtained through our acquisition of Veritas. These product and services contributed $661 million of international revenues for which there was no comparable revenue in fiscal 2005. Increased sales of our Norton Internet Security products in our Consumer Products segment and our antivirus and antispam products in our Security and Data Management segment also contributed to the increase in net revenue in the international regions in fiscal 2006, while the change to ratable revenue recognition with the release of the 2006 consumer products that include content updates partially offset this increase. Weakness in most major foreign currencies negatively impacted our international revenue growth by $48 million in fiscal 2006 as compared to fiscal 2005.

We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Cost of revenues	1,215,826	$981,869	$452,109
Gross margin	77%	76%	82%
Period over period increase	233,957	$529,760
	24%	*

*	Percentage not meaningful

Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased in fiscal 2007 as compared to fiscal 2006 due primarily to higher revenues more than offsetting year over year increases in services and technical support costs. We anticipate that our net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have a higher cost of revenues than our software products. Gross margin was also impacted as the terms of several of our OEM arrangements changed from revenue-sharing arrangements to placement fee arrangements during fiscal 2007. Placement fee arrangements are expensed on an estimated average cost basis, while revenue-sharing arrangements are amortized ratably over a one-year period.

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

Cost of content, subscriptions, and maintenance

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Cost of content, subscriptions, and maintenance	$823,525	$621,636	$351,077
As a % of related revenue	21%	22%	18%
Period over period increase	$201,889	$270,559
	32%	77%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements.

Cost of content, subscriptions, and maintenance remained relatively constant as a percentage of the related revenue in fiscal 2007 as compared to fiscal 2006. The year over year increase in costs is primarily driven by sales of products acquired through the Veritas acquisition, which contributed $98 million of incremental costs in fiscal 2007 relative to fiscal 2006 and contributed 28% of the related Content, subscriptions, and maintenance revenue in fiscal 2007. In addition, costs related to our security services consulting and consumer products increased $34 million and $37 million, respectively.

We expect our gross margin and operating expenses to be affected in future periods as a result of recent changes in the terms of some of our key OEM relationships. We have negotiated new contract terms with some of our OEM partners which will have the effect of moving our OEM payments from Cost of revenues to Operating expenses. Our past OEM payments were primarily revenue-sharing arrangements, which were amortized to Cost of revenues over a one-year period. Several of the arrangements negotiated in late fiscal 2007 are placement fee arrangements, for which the costs are expensed on an estimated average cost basis.

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

Cost of licenses

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Cost of licenses	$49,968	$45,943	$52,138
As a % of related revenue	4%	4%	8%
Period over period increase (decrease)	$4,025	$(6,195)
	9%	(12)%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses remained constant as a percentage of the related revenue in fiscal 2007 as compared to fiscal 2006. The year over year increase in absolute dollars is primarily due to amortization of stock-based compensation expense, offset in part by lower costs associated with products acquired through the Veritas acquisition, which added $9 million of costs in fiscal 2007 and $13 million in fiscal 2006.

Cost of licenses decreased as a percentage of the related revenue in fiscal 2006 as compared to fiscal 2005 due primarily to lower costs associated with products acquired through the Veritas acquisition. The Veritas acquisition added $13 million of costs in fiscal 2006, which was offset by a $17 million decrease in consumer products license costs as compared to fiscal 2005. These costs and the associated revenue are reported as Content, subscriptions, and maintenance beginning with the release of our 2006 consumer products in the December 2005 quarter that include content updates, as we now recognize the revenue and related costs ratably over the content update period.

Amortization of acquired product rights

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Amortization of acquired product rights	$342,333	$314,290	$48,894
Percentage of total net revenues	7%	8%	2%
Period over period increase	$28,043	$265,396
	9%	*

*	Percentage not meaningful

Acquired product rights are comprised of developed technologies, revenue-related order backlog and contracts, and patents from acquired companies.

The amortization in fiscal 2007 and 2006 is primarily associated with the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.3 billion in acquired product rights which are being amortized over their expected useful lives of three months to five years. We amortize the fair value of all other acquired product rights over their expected useful lives, generally one to eight years. For further discussion of acquired product rights and related amortization, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.

Operating Expenses

Sales and marketing expense

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Sales and marketing	$2,007,651	$1,499,904	$845,022
Percentage of total net revenues	39%	36%	33%
Period over period increase	$507,747	$654,882
	34%	77%

Sales and marketing expense as a percentage of total revenues increased to 39% in fiscal 2007 as compared to 36% in fiscal 2006. The percentage increase and increase in absolute dollars in sales and marketing expenses in fiscal 2007 as compared to fiscal 2006 is primarily due to higher employee compensation expense of approximately $335 million resulting from an increase in employee headcount. Higher employee compensation expense includes the effect of adopting of SFAS No. 123R, which added $56 million of stock-based compensation expense in fiscal 2007 for which there is no comparable expense in fiscal 2006. In addition, approximately $171 million of the increase is due to an additional three months of sales and marketing expenses related to the Veritas acquisition, which is included for the full year of fiscal 2007 as compared to nine months in fiscal 2006. Advertising expense increased by approximately $129 million in fiscal 2007 as compared to fiscal 2006 primarily as a result of changes in our OEM arrangements discussed below.

Sales and marketing expense as a percentage of total revenues increased to 36% in fiscal 2006 as compared to 33% in fiscal 2005. The percentage increase and increase in absolute dollars in sales and marketing expenses in fiscal 2006 as compared to fiscal 2005 was due primarily to the Veritas acquisition, which contributed $579 million in additional sales and marketing expenses for which there were no comparable expenses in fiscal 2005. The remaining increase in sales and marketing expenses was due primarily to an increase in employee headcount, resulting in additional employee compensation expense.

We have negotiated new contract terms with some of our OEM partners which will have the effect of moving our OEM payments from Cost of revenues to Operating expenses, as discussed above under “Financial Results and Trends.” As a result, we expect our Sales and marketing expenses to increase.

Research and development expense

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Research and development	$866,882	$682,125	$334,046
Percentage of total net revenues	17%	16%	13%
Period over period increase	$184,757	$348,079
	27%	*

*	Percentage not meaningful

Research and development expense as a percentage of total revenues remained relatively constant in fiscal 2007 and fiscal 2006. The increase in absolute dollars in research and development expenses in fiscal 2007 as compared to fiscal 2006 was due primarily to higher employee compensation expense of approximately $108 million resulting from an increase in employee headcount. Higher employee compensation expense includes the effect of adopting of SFAS No. 123R, which added $57 million of stock-based compensation expense in fiscal

2007 for which there is no comparable expense in fiscal 2006. In addition, approximately $96 million of the increase is due to an additional three months of research and development expenses related to the Veritas acquisition, which is included for the full year of fiscal 2007 as compared to nine months in fiscal 2006.

Research and development expense as a percentage of total revenues increased to 16% in fiscal 2006 as compared to 13% in fiscal 2005. The percentage increase and increase in absolute dollars in research and development expenses in fiscal 2006 as compared to fiscal 2005 was due primarily to the Veritas acquisition, which contributed $320 million in additional research and development expenses for which there were no comparable expenses in fiscal 2005.

General and administrative expense

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

General and administrative	$316,783	$228,563	$116,865
Percentage of total net revenues	6%	6%	5%
Period over period increase	$88,220	$111,698
	39%	96%

General and administrative expense as a percentage of total revenues was relatively constant in fiscal 2007 and fiscal 2006. The increase in absolute dollars in general and administrative expenses in fiscal 2007 as compared to fiscal 2006 was due primarily to higher employee compensation expense of approximately $73 million resulting from an increase in employee headcount. Higher employee compensation includes the effect of adopting SFAS No. 123R, which added $24 million of stock-based compensation expense in fiscal 2007 for which there is no comparable expense in fiscal 2006. In addition, approximately $20 million of the increase is due to an additional three months of general and administrative expenses related to the Veritas acquisition, which are included for the full year in fiscal 2007 as compared to nine months in fiscal 2006.

General and administrative expense as a percentage of total revenues increased slightly in fiscal 2006 as compared to fiscal 2005. The increase in absolute dollars in general and administrative expenses in fiscal 2006 as compared to fiscal 2005 was due primarily to the Veritas acquisition, which contributed $81 million in additional general and administrative expenses for which there were no comparable expenses in fiscal 2005. The remaining increase in general and administrative expenses was due primarily to an increase in employee headcount, resulting in additional employee compensation expense.

Amortization of other intangible assets

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Amortization of other intangible assets	$201,502	$148,822	$5,416
Percentage of total net revenues	4%	4%	*
Period over period increase	$52,680	$143,406
	35%	*

*	Percentage not meaningful

Other intangible assets are comprised of customer base, trade names, partnership agreements, and marketing-related assets. The increased amortization in fiscal 2007 is primarily associated with a full year of amortization associated with the Veritas acquisition which occurred in July 2005 and the acquisitions of Company-i Limited and 4FrontSecurity, Inc. that occurred during fiscal 2007. We recorded $9 million of other intangible assets associated with the Company-i and 4FrontSecurity, acquisitions which will be amortized over their useful lives of one to eight years.

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

Acquired in-process research and development (IPR&D)

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Acquired in-process research and development	$—	$285,100	$3,480

During fiscal 2006, we wrote off IPR&D totaling $285 million, of which $284 million was in connection with our acquisition of Veritas. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition in July 2005, Veritas was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0, and various other projects. At the time of the acquisition, it was estimated that these IPR&D development efforts would be completed over the following 12 to 18 months at an estimated total cost of $120 million. As of March 31, 2007, the majority of all IPR&D projects had been completed on schedule and within expected costs, except for one small project which is expected to be completed within the next six months.

In fiscal 2005, we wrote off $3 million of IPR&D in connection with our acquisition of Brightmail. The Brightmail IPR&D related to the third generation of Brightmail’s antispam product offering.

Restructuring

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Restructuring	$70,236	$24,918	$2,776

In fiscal 2007, we recorded approximately $70 million of restructuring and employee termination benefit expenses which consist of $19 million related to severance, associated benefits, and outplacement services for the termination of approximately 323 employees located in the Americas, Europe and Asia Pacific and $51 million dollars related to the 2007 cost savings initiative announced in January 2007. We implemented the 2007 cost savings initiative to better align our expenses with our new revenue expectations. The costs included in our 2007 cost savings initiative reflect $51 million related to severance, associated benefits, and outplacement services and an insignificant amount related to excess facilities. The restructuring and employee termination benefit costs under the 2007 cost savings initiative reflect the termination of approximately 988 employees located in the Americas, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. We paid $24 million under the restructuring and employee termination benefit reserves established in fiscal 2007. We expect the remainder of the costs to be paid by the end of fiscal 2008. We expect that the 2007 cost savings initiative will result in an additional restructuring charge in the first quarter of fiscal 2008 and potentially in other future periods.

In fiscal 2006, we recorded $25 million of restructuring costs, of which $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. These restructuring costs reflect the termination of 446 redundant employees located in the Americas, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. At March 31, 2006, $9 million remained related to this reserve. In fiscal 2007, we paid $4 million related to this restructuring reserve. At March 31, 2007, $5 million remained related to this reserve, the majority of which relate to restructured facilities. We expect the remainder of the costs to be paid by the end of fiscal 2018.

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

Integration

In fiscal 2007, we recorded $1 million of integration charges in connection with our April 2007 acquisition of Altiris. These integration charges consisted of costs incurred for consulting services and other professional fees. We expect to incur additional integration costs related to Altiris in fiscal 2008. In connection with our acquisition of Veritas, we recorded integration costs of $16 million in fiscal 2006 and $3 million in fiscal 2005, which consisted primarily of costs incurred for consulting services and other professional fees.

Patent settlement

On May 12, 2005, we resolved patent litigation matters with Altiris, Inc. by entering into a cross-licensing agreement that resolved all legal claims between the companies. As part of the settlement, we paid Altiris $10 million for use of the disputed technology. Under the transaction, we expensed $2 million of patent settlement costs in the June 2005 quarter that was related to benefits received in and prior to the June 2005 quarter. The remaining $8 million was recorded as Acquired product rights in the Consolidated Balance Sheets and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the primary patent, which expires in May 2017. In April 2007, we acquired Altiris. See Note 17 of the Notes to Consolidated Financial Statements for more information.

Non-operating Income and Expense

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Interest income	$122,043	$108,404	$50,195
Interest expense	(27,233)	(17,996)	(12,323)
Other income (expense), net	17,070	(1,650)	990

Total	$111,880	$88,758	$38,862

Percentage of total net revenues	2%	2%	2%
Period over period increase	$23,122	$49,896
	26%	*

*	Percentage not meaningful

The increase in Interest income in fiscal 2007 as compared to fiscal 2006 was due primarily to a higher average investment balance and higher average interest rates realized on our invested cash and available-for-sale securities. The increase in Interest income in fiscal 2006 as compared to fiscal 2005 was due primarily to a higher average investment balance, due to the cash acquired through the Veritas acquisition, and higher average interest rates.

Interest expense in fiscal 2007 was due primarily to the interest and amortization of issuance costs related to our 0.75% and 1.00% Convertible Senior Notes issued in June 2006. In addition, the period includes interest and accretion related to the 0.25% Convertible Subordinated Notes that we assumed in connection with our acquisition of Veritas. The 0.25% Veritas Convertible Subordinated Notes were paid in full during August 2006. Interest expense in fiscal 2006 was due primarily to the Veritas 0.25% Convertible Subordinated Notes. Interest expense in fiscal 2005 was primarily related to our $600 million 3% convertible subordinated notes issued in October 2001. In November 2004, substantially all of the outstanding convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash.

In fiscal 2007, Other income (expense), net includes a gain of $20 million on the sale of our buildings in Milpitas, California, and Maidenhead, United Kingdom.

Provision for Income Taxes

	Year Ended March 31,
	2007	2006	2005
	($ in thousands)

Tax provision on earnings	$227,242	$227,068	$267,720
Effective tax rate on earnings	36%	63%	31%
Tax provision on repatriation	$—	$(21,197)	$54,249
Total tax provision	$227,242	$205,871	$321,969
Total effective tax rate	36%	57%	38%

Our effective tax rate on Income before income taxes was approximately 36%, 57%, and 38% in fiscal 2007, 2006, and 2005, respectively. The effective tax rate for fiscal 2007 reflects the impact of non-deductible stock-based compensation and the fiscal 2003 and 2004 Internal Revenue Service, or IRS, audit settlement. The effective tax rate for fiscal 2006 reflects the impact of the IPR&D charges and other acquisition-related charges that are nondeductible for tax reporting purposes, partially offset by foreign earnings taxed at a lower rate than the U.S. tax rate, and the effect of the true-up of taxes on repatriated earnings. The effective tax rate in fiscal 2005 reflects the additional tax expense attributable to the $500 million of foreign earnings that we repatriated under the American Jobs Creation Act.

We believe realization of substantially all of our deferred tax assets as of March 31, 2007 of $578 million, after application of the valuation allowance, is more likely than not based on the future reversal of temporary tax differences. Realization of approximately $43 million of our deferred tax assets as of March 31, 2007 is dependent upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Item 1A, Risk Factors, set forth in this annual report. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis. Of the $60 million total valuation allowance provided against our deferred tax assets, approximately $54 million is attributable to acquisition-related assets, the benefit of which will reduce goodwill when and if realized. The valuation allowance decreased by $6 million in fiscal 2007, all of which was attributable to acquisition-related assets, the benefit of which reduced goodwill. The valuation allowance increased by $59 million in fiscal 2006, of which approximately $58 million was attributable to acquisition-related assets.

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

Other tax matters

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas, which we acquired in July 2005. The incremental tax liability asserted by the IRS with regard to the Veritas claim was $867 million, excluding penalties and interest. The Notice of Deficiency primarily relates to transfer pricing in connection with a technology license agreement between Veritas and a foreign subsidiary. We do not agree with the IRS position. On June 26, 2006, we filed a petition with the U.S. Tax Court to protest a Notice of Deficiency. On August 30, 2006, the IRS answered our petition and the case has been docketed for trial in U.S. Tax Court. In the March 2007 quarter, the IRS agreed to dismiss any penalty assessment, and we have otherwise agreed to settle several of the lesser issues (representing $35 million of the total assessment) for $7 million of tax. As a result, the outstanding issue represents $832 million of tax. No payments will be made on the assessment until the issue is definitively resolved. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, the incremental amounts due would be accounted for principally as additions to the Veritas purchase price as an increase to goodwill. Any incremental interest accrued subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.

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

On March 30, 2006, we received notices of proposed adjustment from the IRS with regard to an unrelated audit of Symantec for fiscal 2003 and 2004. The IRS claimed that we owed an incremental tax liability with regard to this audit of $110 million, excluding penalties and interest. The incremental tax liability primarily relates to transfer pricing matters between Symantec and a foreign subsidiary. On September 5, 2006, we executed a closing agreement with the IRS with respect to the audit of Symantec’s fiscal 2003 and 2004 federal income tax returns. The closing agreement represents the final assessment by the IRS of additional tax for these fiscal years of approximately $35 million, including interest. Based on the final settlement, a tax benefit of $8 million was recognized.

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

In connection with the note hedge transactions discussed in Note 6 of the Notes to the Consolidated Financial Statements, we established a deferred tax asset of approximately $232 million to account for the book-tax basis difference in the convertible notes resulting from note hedge transactions. The deferred tax asset has been accounted for as an increase to Capital in excess of par value.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net cash provided by (used for):
Operating activities	$1,666,235	$1,536,896	$1,207,459
Investing activities	(222,455)	3,619,605	(663,159)
Financing activities	(1,309,567)	(3,910,064)	(31,990)
Effect of exchange rate fluctuations on cash and cash equivalents	109,199	(22,248)	18,261
Net change in cash and cash equivalents	$243,412	$1,224,189	$530,571

As of March 31, 2007, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $3.0 billion, of which 53% was held domestically and the remainder was held outside of the U.S. In April 2007, we completed our acquisition of Altiris, Inc., a leading provider of IT management software that enables businesses to easily manage and service network-based endpoints. We used a portion of our domestic cash balance to fund the aggregate purchase price, excluding acquisition related costs, of approximately $815 million in cash, which amount is net of Altiris’ cash balance. As a result approximately two-thirds of our cash, cash equivalents, and short-term investments balance is currently held outside of the U.S. At the beginning of fiscal 2007, we completed the reorganization of certain international subsidiaries acquired as part of the Veritas acquisition.

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

For additional information regarding the Senior Notes and related transactions, see Note 6 of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference. For information regarding the deferred tax asset established in connection with the note hedge transactions, see Note 6 of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Consolidated Balance Sheets as of March 31, 2007, in accordance with the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

On August 1, 2006, at the option of certain of the holders, we repurchased for cash $510 million of the Veritas 0.25% Convertible Subordinated Notes, or the 0.25% Notes, that we had assumed in connection with the acquisition of Veritas at a price equal to the principal amount, plus accrued and unpaid interest. On August 28, 2006, at our election, we repurchased the remaining $10 million of the Veritas 0.25% Notes at a price equal to the principal amount plus accrued and unpaid interest. For additional information regarding the 0.25% Notes, see Note 6 of the Notes to Consolidated Financial Statements, which information is incorporated herein by reference.

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. At March 31, 2007, we were in compliance with all covenants. We have made no borrowings under the credit facility through the date of filing of this annual report.

During April 2006, we purchased two office buildings totaling approximately 236,000 square feet in Cupertino, California for $81 million. Approximately 64,000 square feet is leased to a third party. In September 2006, we sold a building in Milpitas, California for net proceeds of $83 million. In January 2007, we sold a building in Maidenhead, England for net proceeds of $35 million.

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

Operating Activities

Net cash provided by operating activities during fiscal 2007 resulted largely from net income of $404 million, plus non-cash depreciation and amortization charges of $811 million, non-cash stock-based compensation expense of $154 million, and an increase in deferred revenue of $400 million. These amounts were partially offset by a decrease in income taxes payable of $182 million, primarily due to the timing of tax payments. We expect operating cash flow to continue to be positive in the future.

Net cash provided by operating activities in fiscal 2006 resulted largely from net income of $157 million, plus an increase in deferred revenue of $683 million, non-cash charges, primarily for depreciation and amortization, of $640 million, and the write off of IPR&D of $285 million related to the acquisitions of Veritas and BindView. These factors were partially offset by a decrease in deferred income taxes of $203 million and by an increase in trade accounts receivable of $87 million.

Net cash provided by operating activities in fiscal 2005 resulted largely from net income of $536 million, plus non-cash depreciation and amortization charges of $127 million, the income tax benefit from employee stock plans of $109 million, and deferred income taxes of $61 million. In addition, our deferred revenue increased by $319 million and income taxes payable increased by $56 million.

Investing Activities

Net cash used in investing activities in fiscal 2007 was primarily the result of capital expenditures of $420 million, including $81 million for the purchase of two office buildings in Cupertino, California, and purchases of available-for-sale securities of $227 million. These amounts were partially offset by proceeds of $349 million from sales of available-for-sale securities and net proceeds from the sale of property and equipment, primarily buildings in Milpitas, California and Maidenhead, England, of $121 million.

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

We have operated stock repurchase programs since 2001. As of January 2007, we completed the $1 billion share repurchase program announced in January 2006 as well as the $1.5 billion share repurchase program announced in June 2006. On January 24, 2007, we announced that our Board of Directors authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date.

During fiscal 2007, we repurchased 162 million shares of our common stock at prices ranging from $15.61 to $21.66 per share for an aggregate amount of $2.8 billion. During fiscal 2006, we repurchased 174 million shares at prices ranging from $15.83 to $23.85 per share for an aggregate amount of $3.6 billion. During fiscal 2005, we repurchased eight million shares at prices ranging from $21.05 to $30.77 per share, for an aggregate amount of $192 million. As of March 31, 2007, $500 million remained authorized for future repurchases. For further information regarding our stock repurchases, see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this annual report.

In fiscal 2007, 2006, and 2005, we received net proceeds of $230 million, $210 million, and $160 million, respectively, from the issuance of our common stock through employee stock plans.

In fiscal 2007, we repaid the entire balance of $520 million related to the Veritas 0.25% Convertible Subordinated Notes and in fiscal 2006, we repaid the entire balance of a short-term loan with a principal amount of EURO 411 million that we assumed in connection with our acquisition of Veritas.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs, cancellation provisions, interest rates, and other factors may result in actual payments differing from these estimates. We cannot provide certainty regarding the timing and amounts of payments related to the contractual obligations set forth in the table below. The following table summarizes our fixed contractual obligations and commitments as of March 31, 2007:

		Payments Due by Period
			Fiscal 2009	Fiscal 2011	Fiscal 2013
	Total	Fiscal 2008	and 2010	and 2012	and thereafter
	(In thousands)

Convertible senior notes(1)	$2,100,000	$—	$—	$1,100,000	$1,000,000
Purchase obligations(2)	217,691	208,337	9,327	27	—
Operating leases(3)	415,234	85,481	118,085	73,097	138,571

Total contractual obligations	$2,732,925	$293,818	$127,412	$1,173,124	$1,138,571

(1)	Convertible senior notes, due June 15, 2011 and June 15, 2013 collectively referred to as the Senior Notes. Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of March 31, 2007, those circumstances had not occurred.

(2)	Represents amounts associated with agreements that are enforceable, legally binding, and specify terms.

(3)	Includes $12 million related to facilities included in our restructuring reserve.

Purchase price adjustment

On December 1, 2006, we completed our acquisition of Company-i Limited for $26 million in cash. The purchase price may be increased by up to $11 million in cash if Company-i meets certain billings targets by September 30, 2008. Payments of the additional consideration may be accelerated if certain billings targets are met by March 31, 2007 or September 30, 2007. Under the terms of the purchase agreement, Symantec has 90 days from the respective dates to determine whether the billings target for payment of the additional consideration has been met. Any increase in the purchase consideration would result in a corresponding increase in goodwill. We believe that it is not determinable beyond a reasonable doubt that the billing targets are met as of March 31, 2007 and therefore we have not booked an adjustment in accordance with SFAS No. 141, Business Combinations.

Development agreements

During fiscal 2006, we entered into agreements in connection with the construction of, or refurbishments to, buildings in Springfield, Oregon, and Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. The remaining commitment under the Culver City, California agreement is $91 million as of March 31, 2007. As of March 31, 2007, the Springfield, Oregon project had been completed and there were no remaining commitments under that agreement.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of March 31, 2007 all such obligations are insignificant.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors and officers insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

We provide limited product warranties and the majority of our software license agreements contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. Historically, payments made under these provisions have been insignificant. We monitor the conditions that are subject to indemnification to identify if a loss has occurred.

Newly Adopted and Recently Issued Accounting Pronouncements

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires that we provide disclosures regarding the nature of arrangements in which we provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from us, including the amounts recognized in the Consolidated Statements of Income. EITF 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect the adoption of EITF No. 06-1 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155

simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks related to fluctuations in interest rates, foreign currency exchange rates, and equity prices. We may use derivative financial instruments to mitigate certain risks in accordance with our investment and foreign exchange policies. We do not use derivatives or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio and the potential losses arising from changes in interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet the cash requirements of the company, maximizes yields consistent with approved credit risk, and limits inappropriate concentrations of investment by sector, credit, or issuer. We classify our cash equivalents and short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. We classify our short-term investments as available-for-sale, and short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days. Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, asset-backed debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income (expense), net in the Consolidated Statements of Income. We use the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

The following table presents the fair value and hypothetical changes in fair values on short-term investments sensitive to changes in interest rates (in millions):

					Value of Securities
	Value of Securities Given an				Given an Interest
	Interest Rate Increase of			Fair Value	Rate Decrease of X
	X Basis Points (bps)			As of	Basis Points (bps)
	150 bps	100 bps	50 bps	March 31,	(25 bps)	(75 bps)

March 31, 2007	$1,770	$1,772	$1,775	$1,778	$1,779	$1,782
March 31, 2006	$1,506	$1,510	$1,513	$1,517	$1,519	$1,523

The modeling technique used above measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus 150 bps, plus 100 bps, plus 50 bps, minus 25 bps, and minus 75 bps.

Foreign Currency Exchange Rate Risk

We conduct business in 38 currencies through our worldwide operations and, as such, we are exposed to foreign currency exposure risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in Other income (expense), net. Our objective in managing foreign exchange activity is to preserve stockholder value by minimizing the risk of foreign currency exchange rate changes. Our strategy is to primarily utilize forward contracts to hedge foreign currency exposures. Under our program, gains and losses in our foreign currency exposures are offset by losses and gains on our forward contracts. Our forward contracts generally have terms of 35 days or less. At the end of the reporting period, open contracts are marked-to-market with unrealized gains and losses included in Other income (expense), net.

The following table presents a sensitivity analysis on our foreign forward exchange contract portfolio using a statistical model to estimate the potential gain or loss in fair value that could arise from hypothetical appreciation or depreciation of foreign currency (in millions):

	Value of			Value of
	Contracts			Contracts
	Given X%			Given X%
	Appreciation of			Depreciation of
	Foreign			Foreign
	Currency		Notional	Currency
Foreign Forward Exchange Contracts	10%	5%	Amount	(5)%	(10)%

Purchased, March 31, 2007	$176	$169	$161	$153	$143
Sold, March 31, 2007	$258	$270	$284	$299	$316
Purchased, March 31, 2006	$249	$239	$228	$216	$203
Sold, March 31, 2006	$405	$425	$446	$469	$496

Equity Price Risk

In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due 2011 and $1.0 billion of 1.00% Convertible Senior Notes due 2013. Holders may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Concurrent with the issuance of the Senior Notes, we entered into convertible note hedge transactions and separately, warrant transactions, to reduce the potential dilution from the conversion of the Senior Notes and to mitigate any negative effect such conversion may have on the price of our common stock.

For business and strategic purposes, we also hold equity interests in several privately held companies, many of which can be considered to be in the start-up or development stages. These investments are inherently risky and we could lose a substantial part or our entire investment in these companies. These investments are recorded at cost and classified as Other long-term assets in the Consolidated Balance Sheets. As of March 31, 2007, these investments had an aggregate carrying value of $8 million.

Item 8.	Financial Statements and Supplementary Data

Annual Financial Statements

The consolidated financial statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected Quarterly Financial Data

We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods, each comprised of 13 weeks, as follows:

	Fiscal 2007				Fiscal 2006
	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sep. 30,	Jun. 30,
	2007	2006(e)	2006(e)	2006(e)	2006	2005	2005	2005
	(In thousands, except net income (loss) per share)

Net revenues	$1,357,217	$1,315,873	$1,260,408	$1,265,868	$1,238,560	$1,149,026	$1,055,864	$699,942
Gross profit	1,050,954	1,005,370	960,007	967,209	955,406	880,548	742,422	583,147
Acquired in-process research and development(a)	—	—	—	—	1,100	—	284,000	—
Restructuring(b)	50,758	—	6,220	13,258	4,426	15,566	1,452	3,474
Patent settlement(c)	—	—	—	—	—	—	—	2,200
Integration(d)	744	—	—	—	587	2,185	5,253	7,901
Operating income (loss)	76,241	159,038	140,391	144,072	180,333	119,661	(258,347)	232,318
Net income (loss)	60,895	116,769	126,181	100,535	118,813	90,734	(251,328)	198,633
Net income (loss) per share — basic	$0.07	$0.13	$0.13	$0.10	$0.11	$0.08	$(0.21)	$0.28
Net income (loss) per share — diluted	$0.07	$0.12	$0.13	$0.10	$0.11	$0.08	$(0.21)	$0.27

(a)	In fiscal 2006, we wrote off $284 million and $1 million of IPR&D in connection with our acquisitions of Veritas and BindView, respectively.

(b)	In fiscal 2007, we recorded $51 million of restructuring costs related to our 2007 cost savings initiative in conjunction with our $200 million annual cost savings plan announced in January 2007. The remaining $19 million of restructuring costs in fiscal 2007 are related to executive severance and to severance, associated benefits, and outplacement services for the termination of 323 redundant employees. In fiscal 2006, we recorded $25 million of restructuring costs, of which $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. See Note 12 of the Notes to Consolidated Financial Statements.

(c)	During fiscal 2006, we recorded patent settlement costs and entered into a cross-licensing agreement with Altiris, Inc. For more information, see Note 4 of the Notes to Consolidated Financial Statements.

(d)	We recorded integration costs in connection with our acquisition of Veritas in July 2005 and our pending acquisition of Altiris in April 2007. For more information, see Notes 3 and 17 of the Notes to Consolidated Financial Statements.

(e)	The amounts for the first three quarters of fiscal 2007 reflect adjustments as a result of the adoption of SAB 108 in the fourth quarter of fiscal 2007. For more information, see Summary of Significant Accounting Policies included in the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective for the purpose described above as of the end of the period covered by this report.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of the March 31, 2007, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued a report on our assessment of our internal control over financial reporting, which is included herein.

(c)	Changes in Internal Control over Financial Reporting.

Our annual report on Form 10-K for the fiscal year ended March 31, 2006 disclosed a material weakness relating to accounting for income taxes. In order to remediate this material weakness, during the first three quarters of fiscal 2007, we:

•	Completed our restructuring of personnel dedicated to financial reporting for income taxes;

•	More specifically defined existing key controls, and developed additional controls, applicable to our interim accounting for income taxes;

•	Automated certain elements of our processes to enhance the analysis and calculation of the income tax provision and the reconciliation of the tax accounts;

•	Enhanced the documentation regarding conclusions reached in the implementation of generally accepted accounting principles; and

•	Added additional levels of review by qualified personnel of the application of each key control.

As a result of these actions, management has concluded that Symantec has remediated the material weakness as of March 31, 2007. Although certain steps were taken in the fourth quarter of fiscal 2007 to address the material weakness relating to accounting for income taxes, there were no changes in Symantec’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Symantec’s internal control over financial reporting.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 30, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 30, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Upon written request, we will provide, without charge, a copy of this annual report, including the consolidated financial statements and financial statement schedule. All requests should be sent to:

Symantec Corporation
Attn: Investor Relations
20330 Stevens Creek Boulevard
Cupertino, California 95014
408-517-8000

a) The following documents are filed as part of this report:

Page
Number

1. Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of March 31, 2007 and 2006	69
Consolidated Statements of Income for the years ended March 31, 2007, 2006, and 2005	70
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2007, 2006, and 2005	71
Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006, and 2005	72
Summary of Significant Accounting Policies	73
Notes to Consolidated Financial Statements	83
2. Financial Statement Schedule: The following financial statement schedule of Symantec
Corporation for the years ended March 31, 2007, 2006, and 2005 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation
Schedule: II Valuation and Qualifying Accounts	116
Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibits:  The following exhibits are filed as part of or furnished with this annual report as applicable:

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2	.01§	Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, Carmel Acquisition Corp., and Veritas Software Corporation	8-K	000-17781	2.01	12/20/04
2	.02§	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007	8-K	000-17781	10.01	01/29/07
3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04		Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A, the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares	8-A	000-17781	4.1	08/19/98
4.03		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.04		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.05		Registration Rights Agreement, dated as of June 16, 2006, among Symantec Corporation and Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers	8-K	000-17781	4.03	06/16/06
4.06		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.07		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10	.04*	Veritas Software Corporation 1993 Directors Stock Option Plan, including form of Stock Option Agreement	10-K	000-17781	10.04	06/09/06
10	.05*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.06*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10	.07*	Symantec Corporation 1998 Employee Stock Purchase Plan, as amended	10-K	000-17781	10.07	06/09/06
10	.08*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.09*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.10*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.11*	Symantec Corporation 2000 Directors Equity Incentive Plan, as amended	S-8	333-119872	99.02	10/21/04
10	.12*	Symantec Corporation 2001 Non- Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.13*	Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan, as amended	10-K	000-17781	10.12	06/15/05
10	.14*	Veritas Software Corporation 2002 Directors Stock Option Plan, including form of Stock Option Agreement and forms of Notice of Stock Option Grant	10-K	000-17781	10.14	06/09/06
10	.15*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.16*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.17*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.18*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors					X
10	.19*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.20*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.21*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.22*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Jeremy Burton, as amended	S-4/A	333-122724	10.06	05/18/05
10	.23*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Kris Hagerman, as amended	S-4/A	333-122724	10.07	05/18/05
10	.24*	Offer Letter, dated January 12, 2004, from Symantec Corporation to Thomas W. Kendra	10-Q	000-17781	10.01	02/04/05
10	.25*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10	.26*	Form of FY07 Executive Annual Incentive Plan	8-K	000-17781	10.01	06/15/06
10	.27*	Form of FY08 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.01	05/07/07
10	.28*	Form of FY08 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.02	05/07/07
10	.29*	Symantec Senior Executive Incentive Plan	10-K	000-17781	10.18	06/14/04
10	.30*	Symantec Corporation Executive Retention Plan, as amended	8-K	000-17781	10.01	04/27/06
10	.31‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.32		Amended Agreement Respecting Certain Rights of Publicity, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.04	06/13/90
10.33		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.34		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request

*	Indicates a management contract or compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(c) Financial Statement Schedules: We hereby file as part of this annual report the schedule listed in Item 15(a)2, as set forth above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Summary of Significant Accounting Policies, immediately preceding note 1 to the consolidated financial statements, effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
May 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting appearing in Item 9A(b) that Symantec Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Symantec Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Symantec Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symantec Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007, and our report dated May 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
May 23, 2007

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	2006
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$2,559,034	$2,315,622
Short-term investments	428,619	550,180
Trade accounts receivable, net	666,968	670,937
Inventories	42,183	48,687
Current deferred income taxes	165,323	131,833
Other current assets	208,920	190,673

Total current assets	4,071,047	3,907,932
Property and equipment, net	1,092,240	946,217
Acquired product rights, net	909,878	1,238,511
Other intangible assets, net	1,245,638	1,440,873
Goodwill	10,340,348	10,331,045
Other long-term assets	91,719	48,605

Total assets	$17,750,870	$17,913,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes	$—	$512,800
Accounts payable	149,131	167,135
Accrued compensation and benefits	307,824	277,170
Current deferred revenue	2,387,733	1,915,179
Other accrued expenses	234,915	185,882
Income taxes payable	238,486	419,401

Total current liabilities	3,318,089	3,477,567
Convertible senior notes	2,100,000	—
Long-term deferred revenue	366,050	248,273
Long-term deferred tax liabilities	343,848	493,956
Other long-term obligations	21,370	24,916

Total liabilities	6,149,357	4,244,712
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,283,113 and 1,210,660 shares issued at March 31, 2007 and 2006; 899,417 and 1,040,885 shares outstanding at March 31, 2007 and 2006, respectively)	8,994	10,409
Capital in excess of par value	10,061,144	12,426,690
Accumulated other comprehensive income	182,933	146,810
Deferred stock-based compensation	—	(43,595)
Retained earnings	1,348,442	1,128,157

Total stockholders’ equity	11,601,513	13,668,471

Total liabilities and stockholders’ equity	$17,750,870	$17,913,183

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except net income per share)

Net revenues:
Content, subscriptions, and maintenance, net	$3,917,572	$2,873,211	$1,945,310
Licenses, net	1,281,794	1,270,181	637,539

Total net revenues	5,199,366	4,143,392	2,582,849
Cost of revenues:
Content, subscriptions, and maintenance	823,525	621,636	351,077
Licenses	49,968	45,943	52,138
Amortization of acquired product rights	342,333	314,290	48,894

Total cost of revenues	1,215,826	981,869	452,109

Gross profit	3,983,540	3,161,523	2,130,740
Operating expenses:
Sales and marketing	2,007,651	1,499,904	845,022
Research and development	866,882	682,125	334,046
General and administrative	316,783	228,563	116,865
Amortization of other intangible assets	201,502	148,822	5,416
Acquired in-process research and development	—	285,100	3,480
Restructuring	70,236	24,918	2,776
Integration	744	15,926	3,494
Patent settlement	—	2,200	375

Total operating expenses	3,463,798	2,887,558	1,311,474
Operating income	519,742	273,965	819,266
Interest income	122,043	108,404	50,195
Interest expense	(27,233)	(17,996)	(12,323)
Other income (expense), net	17,070	(1,650)	990

Income before income taxes	631,622	362,723	858,128
Provision for income taxes	227,242	205,871	321,969

Net income	$404,380	$156,852	$536,159

Net income per share — basic	$0.42	$0.16	$0.81

Net income per share — diluted	$0.41	$0.15	$0.74

Shares used to compute net income per share — basic	960,575	998,733	660,631

Shares used to compute net income per share — diluted	983,261	1,025,856	738,245

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
			Capital in	Other	Deferred		Total
	Common Stock		Excess of	Comprehensive	Stock-Based	Retained	Stockholders’
	Shares	Amount	Par Value	Income	Compensation	Earnings	Equity
	(In thousands)

Balances, March 31, 2004	311,854	$3,119	$1,573,466	$125,484	$—	$724,139	$2,426,208
Components of comprehensive income:
Net income	—	—	—	—	—	536,159	536,159
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,776)	—	—	(1,776)
Translation adjustment, net of tax of $18,014	—	—	—	68,230	—	—	68,230

Total comprehensive income							602,613

Issuance of common stock under employee stock plans	14,951	149	159,778	—	—	—	159,927
Stock dividend	352,623	3,526	—	—	—	(3,526)	—
Repurchases of common stock	(4,148)	(41)	(49,636)	—	—	(142,239)	(191,916)
Conversion of convertible debt	35,142	352	593,182	—	—	—	593,534
Restricted stock grant	100	—	5,535	—	(5,535)	—	—
Assumed Brightmail stock options	—	—	21,298	—	(20,059)	—	1,239
Amortization of deferred stock-based compensation, net of actual forfeitures	—	—	—	—	4,524	—	4,524
Income tax benefit from employee stock transactions	—	—	109,324	—	—	—	109,324

Balances, March 31, 2005	710,522	7,105	2,412,947	191,938	(21,070)	1,114,533	3,705,453
Components of comprehensive income:
Net income	—	—	—	—	—	156,852	156,852
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(4,264)	—	—	(4,264)
Translation adjustment, net of tax of $16,641	—	—	—	(40,864)	—	—	(40,864)

Total comprehensive income							111,724

Issuance of common stock under employee stock plans	21,010	210	217,248	—	—	—	217,458
Repurchases of common stock	(173,666)	(1,737)	(3,483,200)	—	—	(143,228)	(3,628,165)
Grant of restricted stock units	—	—	3,388	—	(3,388)	—	—
Stock issued for acquisition of Veritas	483,119	4,831	12,493,505	—	—	—	12,498,336
Fair value of assumed Veritas stock options and restricted stock units	—	—	698,514	—	(63,092)	—	635,422
Amortization of deferred stock-based compensation, net of actual forfeitures	—	—	—	—	37,712	—	37,712
Reduction of deferred stock-based compensation due to stock option and restricted stock unit cancellations	(100)	—	(6,243)	—	6,243	—	—
Other stock transactions	—	—	386	—	—	—	386
Income tax benefit from employee stock transactions	—	—	90,145	—	—	—	90,145

Balances, March 31, 2006	1,040,885	10,409	12,426,690	146,810	(43,595)	1,128,157	13,668,471
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	—	—	(33,788)	(33,788)

Adjusted balances, March 31, 2006	1,040,885	10,409	12,426,690	146,810	(43,595)	1,094,369	13,634,683
Components of comprehensive income:
Net income	—	—	—	—	—	404,380	404,380
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	4,093	—	—	4,093
Translation adjustment, net of tax of $14,783	—	—	—	32,030	—	—	32,030

Total comprehensive income							440,503

Reversal of deferred compensation due to SFAS No. 123R adoption	—	—	(43,595)	—	43,595	—	—
Issuance of common stock under employee stock plans	20,172	201	221,890	—	—	—	222,091
Repurchases of common stock	(161,704)	(1,617)	(2,694,388)	—	—	(150,307)	(2,846,312)
Restricted stock units released, net of taxes	64	1	(699)	—	—	—	(698)
Stock-based compensation, net of estimated forfeitures	—	—	152,272	—	—	—	152,272
Issuance of warrants	—	—	326,102	—	—	—	326,102
Purchase of bond hedge, net of tax	—	—	(359,546)	—	—	—	(359,546)
Income tax benefit from employee stock transactions	—	—	32,418	—	—	—	32,418

Balances, March 31, 2007	899,417	$8,994	$10,061,144	$182,933	$—	$1,348,442	$11,601,513

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

OPERATING ACTIVITIES:
Net income	$404,380	$156,852	$536,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	255,129	191,204	90,838
Amortization	556,314	448,612	36,596
Impairment of equity investments	2,841	4,273	696
Stock-based compensation expense	153,880	38,401	4,524
Write-off of acquired in-process research and development	—	285,100	3,480
Deferred income taxes	11,173	(202,677)	60,861
Income tax benefit from stock options	43,118	90,145	109,324
Excess income tax benefit from stock options	(25,539)	—	—
Gain on sale of property and equipment	(19,937)	—	—
Other	912	120	3,748
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	33,714	(87,434)	(3,636)
Inventories	10,324	(29,828)	(3,621)
Accounts payable	(25,623)	40,168	(960)
Accrued compensation and benefits	23,169	(22,229)	19,380
Deferred revenue	399,517	683,226	318,928
Income taxes payable	(181,926)	(25,997)	55,526
Other operating assets and liabilities	24,789	(33,040)	(24,384)

Net cash provided by operating activities	1,666,235	1,536,896	1,207,459

INVESTING ACTIVITIES:
Capital expenditures	(419,749)	(267,217)	(91,536)
Proceeds from sale of property and equipment	121,464	—	—
Purchased intangible assets	(13,300)	(7,204)	(800)
Proceeds from sales of intangible assets	—	1,000	—
Cash acquired in (payments for) business acquisitions, net	(33,373)	540,604	(424,212)
Purchases of equity investments	—	(2,694)	(3,600)
Proceeds from sales of equity investments	—	1,500	—
Purchases of available-for-sale securities	(226,905)	(1,729,922)	(3,856,833)
Proceeds from sales of available-for-sale securities	349,408	5,083,538	3,713,822

Net cash (used in) provided by investing activities	(222,455)	3,619,605	(663,159)

FINANCING ACTIVITIES:
Issuance of convertible senior notes	2,067,299	—	—
Purchase of hedge on convertible senior notes	(592,490)	—	—
Sale of common stock warrants	326,102	—	—
Repurchases of common stock	(2,846,312)	(3,628,165)	(191,916)
Net proceeds from issuance of common stock under employee stock plans	230,295	209,563	159,926
Repayment of debt	(520,000)	(491,462)	—
Excess income tax benefit from stock options	25,539	—	—

Net cash used in financing activities	(1,309,567)	(3,910,064)	(31,990)

Effect of exchange rate fluctuations on cash and cash equivalents	109,199	(22,248)	18,261

Increase in cash and cash equivalents	243,412	1,224,189	530,571
Beginning cash and cash equivalents	2,315,622	1,091,433	560,862

Ending cash and cash equivalents	$2,559,034	$2,315,622	$1,091,433

Supplemental schedule of non-cash transactions:
Issuance of common stock and stock options, and restricted stock units for business acquisitions	$—	$13,196,850	$22,578
Supplemental cash flow disclosures:
Income taxes paid (net of refunds) during the year	$384,771	$339,081	$97,151
Interest expense paid during the year	$10,108	$1,748	$18,000

The accompanying Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) is a global leader in infrastructure software, enabling businesses and consumers to have confidence in a connected world. We help our customers protect their infrastructure, information, and interactions by delivering software and services that address risks to information security, availability, compliance, and information technology, or IT, systems performance. We strive to help our customers manage compliance, complexity, and cost by protecting their IT infrastructure as they seek to maximize value from their IT investments. We deliver a comprehensive and diverse set of security and availability products and services to a wide range of customers, including large enterprises, governments, small and medium-sized businesses, and consumers. Our delivery network includes direct, inside, and channel sales resources which support our ecosystem of more than 50,000 partners across the world, as well as various relationships with original equipment manufacturers, or OEMs, Internet service providers, or ISPs, and retail and online stores. Founded in 1982, we have operations in 40 countries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Symantec Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Acquisitions and Divestitures

In fiscal 2007, we acquired two privately-held companies. Each of these was accounted for as a purchase and, accordingly, each acquired company’s operating results have been included in our consolidated financial statements since its respective date of acquisition. During fiscal 2006, we completed our acquisition of Veritas Software Corporation, or Veritas, a leading provider of software and services to enable storage and backup. The results of operations of Veritas have been included in our results of operations beginning on July 2, 2005, the acquisition date. In addition, in fiscal 2006, we acquired five privately-held companies and one public company. In fiscal 2005, we acquired five privately-held companies. Each of these acquisitions was accounted for as a purchase and, accordingly, each acquired company’s operating results have been included in our consolidated financial statements since its respective date of acquisition.

Fiscal Years

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the fiscal years ended March 31, 2007, 2006, and 2005 reflect amounts as of and for the periods ended March 30, 2007, March 31, 2006, and April 1, 2005, respectively, each of which consisted of 52 weeks. The fiscal accounting year ending March 28, 2008 will comprise 52 weeks of operations.

Symantec share and per share amounts in the Consolidated Statements of Income and the Notes to Consolidated Financial Statements reflect the two-for-one stock split effected as a stock dividend, which occurred on November 30, 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenues between recognized and deferred amounts, the carrying values of goodwill and intangible assets, the valuation of stock-based compensation, and the valuation allowance for deferred income taxes.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are included as a component of Stockholders’ equity in Accumulated other comprehensive income. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in Other income (expense), net in the Consolidated Statements of Income. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.

Revenue Recognition

We market and distribute our software products both as stand-alone software products and as integrated product suites. We recognize revenue when the following conditions have been met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	Collection of a fixed or determinable amount is considered probable

If we determine that any one of the three criteria is not met, we will defer recognition of revenue until all the criteria are met.

We derive revenue primarily from sales of content, subscriptions, and maintenance and licenses. We present revenue net of sales taxes and any similar assessments.

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

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services and packaged products with content updates, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance and consumer product content update subscriptions and arrangements where VSOE does not exist.

Indirect channel sales

For our Consumer Products segment, we sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. As a result of increases in subscription pricing for our consumer products that include content updates, we recognize revenue for these products ratably over the term of the subscription upon sell-through to end-users. For most other consumer products, we recognize package product revenue on distributor and reseller channel inventory that is not in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for product returns as an offset to revenue. We fully reserve for obsolete products in the distribution channel as an offset to deferred revenue.

For our Security and Data Management and Data Center Management segments, we generally recognize revenue from licensing of software products through our indirect sales channel upon sell-through or with evidence of an end-user. For licensing of our software to OEMs, royalty revenue is recognized when the OEM reports the sale of the software products to an end-user customer, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

We offer channel and end-user rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription.

Cash Equivalents and Short-Term Investments

We classify our cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. We classify our short-term investments as available-for-sale, and short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days. Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, asset-backed debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income (expense), net in the Consolidated Statements of Income. We use the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as General and administrative expenses. We review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. We also offset deferred revenue against accounts receivable when channel inventories are in excess of specified levels and for transactions where collection of a receivable is not considered probable.

Equity Investments

We have equity investments in privately held companies for business and strategic purposes. These investments are included in Other long-term assets in the Consolidated Balance Sheets and are accounted for under the cost method as we do not have significant influence over these investees. Under the cost method, the investment is recorded at its initial cost and is periodically evaluated for impairment. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in Other income (expense), net in the Consolidated Statements of Income. In fiscal 2007, 2006, and 2005, we recognized impairment losses on our equity investments of $3 million, $4 million, and an insignificant amount, respectively.

Each quarter we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No., or FIN, 46R, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investments are not subject to consolidation under FIN 46R.

Derivative Financial Instruments

We utilize some natural hedging to mitigate our foreign currency exposures and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions denominated in foreign currencies. We do not utilize derivative instruments for trading or speculative purposes. Gains and losses on the contracts are included in Other income (expense), net in the Consolidated Statements of Income in the period that gains and losses on the underlying maturing forward transactions are recognized. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. Changes in the fair value of forward foreign exchange contracts are included in earnings. We do not hedge our foreign currency translation risk.

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventory predominantly consists of finished goods as well as deferred costs of revenue. Deferred costs of revenue were $40 million at March 31, 2007 and $41 million at March 31, 2006, of which $27 million and $29 million, respectively, are related to consumer products that include content updates and will be recognized ratably over the term of the subscription.

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

Capitalized Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.  Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. Our software has been available for general release concurrent with the establishment of technological feasibility, and accordingly no software development costs have been capitalized in fiscal 2007, 2006, and 2005.

Acquired Product Rights

Acquired product rights are comprised of purchased product rights, technologies, databases, patents, and contracts from acquired companies. Acquired product rights are stated at cost less accumulated amortization. Amortization of acquired product rights is provided on a straight-line basis over the estimated useful lives of the respective assets, generally one to eight years, and is included in Cost of revenues in the Consolidated Statements of Income.

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

Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, which requires that long-lived and intangible assets, including Property and equipment, net, Acquired product rights, net, and Other intangible assets, net be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We would recognize an impairment loss when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value, which would be estimated based on the discounted cash flows expected to be generated by the asset. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the Consolidated Balance Sheets.

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

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Income. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. The valuation allowance provided significantly relates to acquired attributes and therefore any future benefit of the realization of the deferred tax assets subject to this valuation allowance will be credited to goodwill. To the extent we establish a valuation allowance or change the valuation allowance in a future period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income, or to goodwill to the extent that the valuation allowance related to tax attributes of the acquired entities.

Net Income Per Share

Net income per share — basic and diluted are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Net income per share — basic is computed using the weighted-average number of common shares outstanding during the periods. Net income per share — diluted is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method, the dilutive impact of restricted stock, restricted stock units, and warrants using the treasury stock method, and conversion of debt, if dilutive in the period. Potentially dilutive common shares are excluded in net loss periods, as their effect would be antidilutive.

Stock-Based Compensation

Prior to April 1, 2006, we accounted for stock-based compensation awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and to non-employees using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In addition, we applied applicable provisions of FIN 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25.

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB No. 25 and related interpretations. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, and employee stock purchase plan purchase rights, on the date of grant and amortize the fair value of the award to compensation expense over the requisite service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the effective date that are subsequently modified. For stock-based awards granted on or after April 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. We recognize estimated compensation expense for stock-based awards that were outstanding and unvested as of the effective date on a straight-line basis over the remaining service period under the pro forma provisions of SFAS No. 123.

As a result of adopting SFAS No. 123R, our Net income per share — basic and Net income per share — diluted are each $0.12 lower in fiscal 2007 than if we had continued to account for stock-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions related to stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for exercised options to be classified as financing cash flows. Accordingly, we classified $26 million of such excess tax benefits as financing cash flows rather than operating cash flows in our Consolidated Statement of Cash Flows for the fiscal year ended March 31, 2007.

Pursuant to the income tax guidance included in SFAS No. 123R, we have elected the regular method of computing the pool of excess tax benefits, or APIC pool.

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

Legal Expenses

Prior to October 1, 2006, we recognized a liability for cases where we are the defendant for estimated external legal costs to be incurred during the next fiscal quarter. Effective October 1, 2006, we changed our policy related to legal costs from one generally accepted method of accounting to another generally accepted method of accounting. Under our new policy, we will no longer recognize a liability for external legal costs related to future periods. Instead, we will expense such amounts in the period incurred. We believe that this new policy is preferable in the circumstances because the costs and administrative burden involved in estimating future legal expenses outweigh the benefits. Further, we believe that this new method more accurately aligns the expense with the accounting period in which it is incurred. We will continue to accrue amounts related to external legal costs that are incurred during the period and to accrue probable losses in the period in which the loss is identified. The impact of this change in accounting method is inconsequential for all prior periods presented, and, therefore, prior periods have not been revised to reflect this change.

Accumulated Other Comprehensive Income

We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of tax, and foreign currency translation adjustments, net of tax. Unrealized losses on our available-for-sale securities were $2 million and $6 million as of March 31, 2007 and 2006 respectively. Comprehensive income is presented in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. Thus, this approach ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years (i.e., it ignores the “carryover effects” of prior year misstatements). We believe that our assessment of uncorrected differences in prior periods and the conclusions reached regarding the qualitative and quantitative effects of such uncorrected differences were appropriate. We adopted SAB No. 108 in the fourth quarter of fiscal 2007 and elected to record the effects of applying SAB No. 108 using the cumulative effect transition method which resulted in the correction of the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The following table summarizes the SAB No. 108 cumulative effect adjustment as of April 1, 2006.

Retained Earnings
Adjustment
Recorded as of
April 1, 2006
(Increase) Decrease(1)
(In thousands)

Amortization of deferred revenue(2)	$70,671
Deferred revenue on low-dollar transactions(3)	23,118
Amortization of product returns(4)	18,472
Fixed assets capitalization(5)	(57,190)
Amortization of capitalized cost of revenues(6)	(3,861)
Free technical support accrual(7)	(3,433)
Distributed benefits accrual(8)	(2,789)
Allowance for doubtful accounts(9)	(1,777)
Deferred income taxes(10)	(9,423)

Retained earnings(11)	$33,788

(1)	We previously evaluated these misstatements utilizing the rollover approach and concluded that these errors were insignificant, individually and in the aggregate, to all periods prior to April 1, 2006.

(2)	Prior to April 1, 2006, we used different amortization conventions for different product lines. Amortization refers to the process of recognizing an amount of revenue over a period of time. For the Veritas acquired product lines, we recognized revenue on a monthly straight-line basis, commencing with the month subsequent to the month in which the subscription began. For all other product lines, we recognized revenue on a monthly straight-line basis, commencing with the month in which the subscription began. Effective April 1, 2006, we amortize and recognize revenue on a daily straight-line basis, commencing on the day the subscription begins.

(3)	Prior to April 1, 2006, we recorded our low-dollar security product transactions by allocating revenue to all elements in the transaction according to the allocation defined in the contractual arrangement as opposed to an allocation based on VSOE. Low-dollar transactions are generally those transactions with standard terms and conditions that are below a specified transaction value threshold. Effective April 1, 2006, we allocate revenue based upon VSOE, for all transactions.

(4)	Prior to April 1, 2006, for our Consumer product line, we recognized returns on a monthly straight-line basis, commencing with the month of the return over a default twelve-month subscription term. Effective April 1, 2006, we recognize returns on a daily straight-line basis, commencing on the day the original subscription begins and over the original subscription term.

(5)	Prior to April 1, 2006, computer hardware, office furniture, and equipment purchases below $5,000 were recognized as period expenses. Effective April 1, 2006, we capitalize all qualifying computer hardware, office furniture, and equipment purchases.

(6)	Prior to April 1, 2006, for our Consumer product line, we amortized capitalized cost of revenues on a monthly straight-line basis, commencing with the month in which the related subscription revenue term began. Effective April 1, 2006, we amortize capitalized cost of revenues on a daily straight-line basis, commencing on the day the related subscription revenue term begins.

(7)	Prior to April 1, 2006, we recorded an accrual related to a promotion that provided 90 days free technical support for customers purchasing our Consumer products. This program expired in July 2000. Upon expiration of the program, we erroneously maintained the accrual.

(8)	Prior to April 1, 2006, we recorded an accrual related to employee distributed benefits such as costs associated with bonuses, 401(k) matching, and other fringe benefits, utilizing an estimated overhead rate. Prior to fiscal 2004, it was determined that $3 million of our accrued expense was no longer required; however, we erroneously maintained the accrual.

(9)	Prior to April 1, 2006, we recorded a general reserve associated with accounts receivable balances. Prior to fiscal 2004, it was determined that this general reserve was not substantiated and we erroneously maintained the reserve.

(10)	As a result of the misstatements previously described, we recorded an increase to Deferred income tax in the amount of $9 million as of April 1, 2006 with a corresponding increase to Retained earnings to correct these misstatements.

(11)	Represents the net reduction to Retained earnings recorded as of April 1, 2006 to reflect the initial application of SAB No. 108.

Certain of the adjustments ((2) through (6) and (10)) included above also resulted in errors in the first three quarters of fiscal 2007. In conjunction with our adoption of SAB No. 108 in the fourth quarter, we noted certain other misstatements, the correction of which only impacted fiscal 2007. We previously evaluated these misstatements utilizing the rollover approach and concluded that these errors were insignificant, individually and in the aggregate, to each of the first three quarters of fiscal 2007. Our disclosure of selected quarterly information included in Item 8. Financial Statements and Supplementary Data has been adjusted to reflect our adoption of SAB No. 108 as of April 1, 2006.

Newly Adopted and Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires that we provide disclosures regarding the nature of arrangements in which we provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from us, including the amounts recognized in the Consolidated Statements of Income. EITF 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect the adoption of EITF No. 06-1 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Consolidated Balance Sheet Information

	March 31,
	2007	2006
	(In thousands)

Trade accounts receivable, net:
Receivables	$687,580	$692,571
Less: allowance for doubtful accounts	(8,391)	(8,794)
Less: reserve for product returns	(12,221)	(12,840)

	$666,968	$670,937

Property and equipment, net:
Computer hardware and software	$842,691	$654,946
Office furniture and equipment	282,838	149,591
Buildings	533,319	434,548
Leasehold improvements	237,843	190,385

	1,896,691	1,429,470
Less: accumulated depreciation and amortization	(917,357)	(612,072)

	979,334	817,398
Land	112,906	128,819

	$1,092,240	$946,217

Note 2.	Sales and Marketing Expense

Technical support costs

Technical support costs relate to the cost of providing self-help online services, chat, and email support. Technical support costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2007, 2006, and 2005 were $18 million, $24 million, and $21 million, respectively.

Advertising costs

Advertising costs are charged to operations as incurred and include electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. Certain advertising contracts contain placement fee arrangements with escalation clauses which are expensed on an estimated average cost basis over the term of the arrangement. Advertising costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2007, 2006, and 2005 were $382 million, $253 million, and $172 million, respectively.

Note 3.	Acquisitions

Fiscal 2007 acquisitions

On December 1, 2006, we completed our acquisition of Company-i Limited, a UK-based professional services firm that specialized in addressing key challenges associated with operating and managing a data center in the financial services industry, for $26 million in cash, including an insignificant amount for acquisition related expenses. The aggregate purchase price was allocated as follows, based on the currency exchange rate on the date of acquisition: goodwill, $22 million; other intangible assets, $6 million; net deferred tax liabilities, $2 million; and an insignificant amount to net tangible assets. Goodwill resulted primarily from our expectation of synergies from the integration of Company-i’s service offerings with our service offerings. The amount allocated to Other intangible assets is being amortized to Operating expenses in the Consolidated Statements of Income over its estimated useful

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

life of eight years. The results of operations of Company-i have been included in our results of operations since its acquisition date. The financial results of this acquisition are considered insignificant for purposes of pro forma financial disclosures. Company-i is included in our Services segment. No goodwill is deductible for tax purposes.

In addition, the purchase price may be increased by up to $11 million in cash if Company-i meets certain billings targets by September 30, 2008. Payments of the additional consideration may be accelerated if certain billings targets are met by March 31, 2007 or September 30, 2007. Under the terms of the purchase agreement, Symantec has 90 days from the respective dates to determine whether the billings target for payment of the additional consideration has been met. Any increase in the purchase consideration would result in a corresponding increase in goodwill. We believe that it is not determinable beyond a reasonable doubt that the billing target are met as of March 31, 2007 and therefore we have not booked an adjustment in accordance with SFAS No. 141, Business Combinations.

On February 23, 2007, we completed our acquisition of 4FrontSecurity, Inc, for approximately $7 million in cash. 4FrontSecurity developed and distributed governance, risk management, and regulatory compliance software that enabled companies to measure and manage business and security assessments of organizational information. The aggregate purchase price was allocated as follows: goodwill, $6 million; other intangible assets, $3 million; and insignificant amounts to income tax payable and net deferred tax liabilities. Goodwill resulted primarily from our expectation of synergies from the integration of 4FrontSecurity’s technology with our technology. The amount allocated to other intangible assets is being amortized to Operating expenses in the Consolidated Statements of Income over their estimated lives of one to seven years. The results of operations of 4FrontSecurity have been included in our results of operations since its acquisition date. The financial results of this acquisition are considered insignificant for purposes of pro forma financial disclosures. 4FrontSecurity is included in our Security and Data Management segment. No goodwill is deductible for tax purposes.

Fiscal 2006 acquisitions

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

The Veritas business is included in our Consumer Products, Security and Data Management, Data Center Management, and Services segments.

Purchase price allocation

In accordance with SFAS No. 141, the total purchase price was allocated to Veritas’ net tangible and intangible assets based on their estimated fair values as of July 2, 2005. The excess purchase price over the value of the net

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

tangible and identifiable intangible assets was recorded as goodwill. The following represents the allocation of the purchase price to the acquired net assets of Veritas and the associated estimated useful lives:

		Estimated
	Amount	Useful Life
	(In thousands)

Net tangible assets	$2,300,199	—
Identifiable intangible assets:
Acquired product rights	1,301,600	4 to 5 years(1)
Customer contracts and relationships	1,419,400	8 years
Trade name	96,800	10 years
Goodwill	8,597,768	—
In-process research and development	284,000	—
Deferred stock-based compensation	63,092	2.8 years(2)
Deferred tax liability	(827,218)	—

Total purchase price	$13,235,641

(1)	The Veritas backlog included in Acquired product rights was charged to Cost of revenues in the September 2005 quarter.

(2)	Estimated weighted-average remaining vesting period.

During fiscal 2007, we adjusted goodwill for amounts primarily related to tax adjustments, which consisted of adjustments to deferred taxes and income taxes payable related to pre-acquisition tax contingencies and actual tax benefits arising from employee exercises of assumed fully-vested stock options. The purchase price allocation may be further adjusted in future periods pending resolution of the Veritas pre-acquisition income tax matters discussed in Note 13.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Trade names relate to the Veritas product names that will continue in use. We are amortizing the fair values of these assets to Operating expenses in the Consolidated Statements of Income on a straight- line basis over an estimated life of ten years.

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

In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually or more frequently if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, we would incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

In-process research and development (IPR&D)

During fiscal 2006, we wrote off acquired IPR&D totaling $284 million in connection with our acquisition of Veritas. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition, Veritas was developing new products in multiple product areas that qualified as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0, and various other projects. At the time of the acquisition, it was estimated that these IPR&D efforts would be completed over the following 12 to 18 months at an estimated total cost of $120 million. As of March 31, 2007, the majority of all IPR&D projects had been completed on schedule and within expected costs, except for one small project which is expected to be completed within the next six months.

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

The rate utilized to discount the net cash flows to their present value was based on Veritas’ weighted-average cost of capital. The weighted-average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

potential changes in future target markets. Based on these factors, a discount rate of 13.5% was deemed appropriate for valuing the IPR&D.

The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Other fiscal 2006 acquisitions

During fiscal 2006, in addition to Veritas, we completed acquisitions of five privately-held companies and one public company for an aggregate of $627 million in cash, including acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs of approximately $18 million, of which an insignificant amount remains as an accrual as of March 31, 2007. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. XtreamLok Pty. Ltd and substantially all of WholeSecurity, Inc. are included in our Consumer Products segment, Sygate Technologies, Inc., the remainder of WholeSecurity, BindView Development Corporation, and IMlogic, Inc. are included in our Security and Data Management segment, and Relicore, Inc. is included in our Data Center Management segment. Details of the purchase price allocations related to these other fiscal 2006 acquisitions are included in the table below.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Fiscal 2005 acquisitions

During fiscal 2005, we acquired five privately-held companies for a total purchase price of $461 million, including acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs. The purchase price consisted of $439 million in cash and assumed stock options valued at $22 million. We recorded goodwill in connection with each of these acquisitions. In each acquisition, goodwill resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations of the acquired companies have been included in our operations from the dates of acquisition. Brightmail Incorporated, TurnTide, Inc., and Platform Logic, Inc. are included in our Security and Data Management segment and @stake, Inc. and LIRIC Associates are included in our Services segment. Details of the purchase price allocations related to our fiscal 2005 acquisitions are included in the table below. Our fiscal 2005 acquisitions were considered insignificant for pro forma financial disclosure, both individually and in the aggregate.

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

Goodwill

In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

		Security and
	Consumer	Data	Data Center		Total
	Products	Management	Management	Services	Company
			(In thousands)

Balance as of March 31, 2006(a)	$102,810	$4,597,889	$5,396,985	$233,361	$10,331,045
Goodwill acquired through business combinations	—	5,739	—	21,820	27,559
Goodwill adjustments(b)		(21,558)	3,733	(1,323)	(19,148)
Effect of exchange rates	—	—	—	892	892

Balance as of March 31, 2007	$102,810	$4,582,070	$5,400,718	$254,750	$10,340,348

(a)	In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments — the Security and Data Management segment and the Data Center Management segment. We changed our reportable segments to the following: Consumer Products, Security and Data Management, Data Center Management, Services and Other. As a result, we reallocated goodwill as of March 31, 2006. In conjunction with the reallocation of our segments, we determined that there were no indicators of impairment.

(b)	During fiscal 2007, we adjusted the goodwill related to several prior acquisitions for individually insignificant amounts primarily related to purchase consideration adjustments for cash received and adjustments related to taxes. The tax adjustments consist of adjustments to increase deferred tax liabilities by approximately $12 million and decrease income taxes payable by approximately $12 million related to pre-acquisition tax contingencies and actual tax benefits arising from employee exercises of assumed fully-vested stock options.

Goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist. We completed our annual goodwill impairment test required by SFAS No. 142 during the March 2007 quarter and determined that there was no impairment of goodwill.

Acquired product rights, net

Acquired product rights subject to amortization are as follows:

	March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,610,199	$(754,328)	$855,871
Patents	79,684	(25,677)	54,007
Backlog and other	60, 661	(60,661)	—

	$1,750,544	$(840,666)	$909,878

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	March 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,597,567	$(420,887)	$1,176,680
Patents	78,713	(18,416)	60,297
Backlog and other	60,661	(59,127)	1,534

	$1,736,941	$(498,430)	$1,238,511

On May 12, 2005, we resolved patent litigation matters with Altiris, Inc. by entering into a cross-licensing agreement that resolved all legal claims between the companies. As part of the settlement, we paid Altiris $10 million for use of the disputed technology. Under the transaction, we expensed $2 million of patent settlement costs in the June 2005 quarter that was related to benefits received by us in and prior to the June 2005 quarter. The remaining $8 million was recorded as Acquired product rights and is being amortized to Cost of revenues in the Consolidated Statements of Income over the remaining life of the primary patent, which expires in May 2017. In April 2007, we acquired Altiris. See Note 17 for more information.

In fiscal 2007, 2006, and 2005, amortization expense for acquired product rights was $342 million, $314 million, and $49 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Consolidated Statements of Income. The weighted-average remaining estimated lives of acquired product rights are approximately three years for developed technology and approximately four years for patents. The weighted-average remaining estimated life of acquired product rights in total is approximately four years. Annual amortization of acquired product rights, based upon our existing acquired product rights and their current useful lives, is estimated to be the following as of March 31, 2007:

2008	$338 million
2009	332 million
2010	179 million
2011	43 million
2012	18 million

Other intangible assets, net

Other intangible assets subject to amortization are as follows:

	March 31, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,500,201	$(335,393)	$1,164,808
Trade name	107,207	(27,335)	79,872
Marketing-related assets	2,100	(2,100)	—
Partnership agreements	2,300	(1,342)	958

	$1,611,808	$(366,170)	$1,245,638

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

	March 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,493,982	$(147,168)	$1,346,814
Trade name	107,202	(15,426)	91,776
Marketing-related assets	2,100	(1,925)	175
Partnership agreements	2,300	(192)	2,108

	$1,605,584	$(164,711)	$1,440,873

In fiscal 2007, 2006, and 2005, amortization expense for other intangible assets was $201 million, $149 million, and $5 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Consolidated Statements of Income. The weighted-average remaining estimated lives for other intangible assets are approximately six years for customer base, approximately eight years for trade name, and approximately one year for partnership agreements. The weighted-average remaining estimated life of other intangible assets in total is approximately eight years. Annual amortization of other intangible assets, based upon our existing intangible assets and their current estimated lives, is estimated to be the following as of March 31, 2007:

2008	$199 million
2009	198 million
2010	197 million
2011	196 million
2012	194 million
Thereafter	262 million

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 5.	Investments

Cash, cash equivalents, and short-term investments

Cash, cash equivalents, and short-term investments are as follows:

	March 31, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash and cash equivalents:
Cash	$587,675	$—	$—	$587,675
Money market funds	561,240	—	—	561,240
Commercial paper	1,354,302	—	—	1,354,302
Corporate debt securities	10,709	—	—	10,709
Bank debt securities and deposits	45,108	—	—	45,108
Government and government-sponsored debt securities	—	—	—	—

Total cash and cash equivalents	$2,559,034	$—	$—	$2,559,034

Short-term investments:
Asset-backed debt securities	$133,314	$149	$(101)	$133,362
Corporate debt securities	121,666	119	(875)	120,910
Commercial paper	10,300	—	—	10,300
Government and government-sponsored debt securities	145,185	87	(1,137)	144,135
Other investments	19,912	—	—	19,912

Total short-term investments	$430,377	$355	$(2,113)	$428,619

	March 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash and cash equivalents:
Cash	$558,361	$—	$—	$558,361
Money market funds	736,174	—	—	736,174
Commercial paper	632,447	—	—	632,447
Corporate debt securities	16,261	—	—	16,261
Bank debt securities and deposits	67,108	—	—	67,108
Government and government-sponsored debt securities	305,271	—	—	305,271

Total cash and cash equivalents	$2,315,622	$—	$—	$2,315,622

Short-term investments:
Asset-backed debt securities	$96,397	$14	$(451)	$95,960
Corporate debt securities	221,423	—	(2,449)	218,974
Government and government-sponsored debt securities	214,703	—	(2,973)	211,730
Other investments	23,516	—	—	23,516

Total short-term investments	$556,039	$14	$(5,873)	$550,180

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As of March 31, 2007, the unrealized losses in the above table relate to short-term investment securities for which the fair value is less than the cost basis. We expect to receive the full principal and interest on these securities. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, credit quality, the financial condition of the investee, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The gross unrealized losses related to investments are primarily due to a decrease in the fair market value of fixed-rate debt securities as a result of increases in interest rates. The changes in the values in the above securities are considered to be temporary in nature and, accordingly, we do not believe that the values of these securities are impaired as of March 31, 2007. Unrealized gains and losses on available-for-sale securities are reported as a component of Stockholders’ equity in the Consolidated Balance Sheets. We recognized net realized losses of an insignificant amount in fiscal 2007, $5 million in fiscal 2006, and an insignificant amount in fiscal 2005. These net realized losses were included in Interest income.

The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 31, 2007 is as follows:

(In thousands)

Due in one year or less	$2,146,069
Due after one year and through 5 years	253,909

$2,399,978

The following table provides the gross unrealized losses and the fair market value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007:

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Asset-backed debt securities	$55,131	$54	$18,823	$47	$73,954	$101
Corporate debt securities	22,048	32	75,692	843	97,740	875
Government and government-sponsored debt securities	17,374	21	111,865	1,116	129,239	1,137

	$94,553	$107	$206,380	$2,006	$300,933	$2,113

Equity investments in privately-held companies

As of March 31, 2007 and 2006, we held equity investments with a carrying value of $8 million and $11 million, respectively, in several privately-held companies. These investments are recorded at cost as we do not have significant influence over the investees and are included in Other long-term assets in the Consolidated Balance Sheets. We regularly review our equity investment portfolio according to EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. We identify and evaluate equity investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. In fiscal 2007, 2006 and 2005, we recognized declines in value of these investments that were determined to be other-than-temporary of

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

$3 million, $4 million, and $1 million, respectively. The other-than-temporary declines in fair value were recorded as Other income (expense), net in the Consolidated Statements of Income.

Note 6.	Debt

Convertible senior notes

In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, or the 0.75% Notes, and $1.0 billion principal amount of 1.00% Convertible Senior Notes due June 15, 2013, or the 1.00% Notes, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We refer to the 0.75% Notes and the 1.00% Notes collectively as the Senior Notes. We received proceeds of $2.1 billion from the Senior Notes and incurred net transaction costs of approximately $33 million, which were allocated proportionately to the 0.75% Notes and the 1.00% Notes. The transaction costs were primarily recorded in Other long-term assets and are being amortized to interest expense using the effective interest method over five years for the 0.75% Notes and seven years for the 1.00% Notes. The 0.75% Notes and 1.00% Notes were each issued at par and bear interest at 0.75% and 1.00% per annum, respectively. Interest is payable semiannually in arrears on June 15 and December 15, beginning December 15, 2006.

Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the Senior Notes may convert their Senior Notes prior to maturity during specified periods as follows: (1) during any calendar quarter beginning after June 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) with respect to the 0.75% Notes, at any time on or after April 5, 2011, and with respect to the 1.00% Notes, at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the Senior Notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of March 31, 2007, none of the conditions allowing holders of the Senior Notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount.

Under the terms of the Senior Notes, we were required to use reasonable efforts to file a shelf registration statement regarding the Senior Notes with the SEC and cause the shelf registration statement to be declared effective within 180 days of the closing of the offering of the Senior Notes. In addition, we must maintain the effectiveness of the shelf registration statement for a period of two years after the closing of the offering of the Senior Notes. If we fail to meet these terms, we will be required to pay additional interest on the Senior Notes in the amount of 0.25% per annum. We have filed the shelf registration statement with the SEC and it became effective on December 11, 2006.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Consolidated Balance Sheet as of March 31, 2007, in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation as their effect would be anti-dilutive. Upon conversion, the note hedge will automatically serve to neutralize the dilutive effect of the Senior Notes when the stock price is above $19.12 per share. For example, if upon conversion the price of our common stock was $28.3175 per share, the cumulative effect of approximately 39.5 million shares in the example above would be reduced to approximately 3.9 million shares.

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the Senior Notes. See Note 9 for information regarding the impact on EPS of the Senior Notes and warrants in the current period.

Convertible subordinated notes

In connection with the acquisition of Veritas Software Corporation on July 2, 2005, we assumed the Veritas 0.25% convertible subordinated notes, or the 0.25% Notes. On August 1, 2006, at the option of certain of the holders, we repurchased $510 million of the 0.25% Notes at a price equal to the principal amount, plus accrued and unpaid interest. On August 28, 2006, at our election, we repurchased the remaining $10 million of the 0.25% Notes at a price equal to the principal amount plus accrued and unpaid interest and fully paid off our convertible subordinated notes debt obligation.

Line of credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility will bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation, and amortization), as well as various other non-financial covenants. At March 31, 2007, we were in compliance with all covenants. We have made no borrowings under the credit facility at March 31, 2007.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Commitments

Leases

We lease certain of our facilities and equipment under operating leases that expire at various dates through 2026. We currently sublease some space under various operating leases that will expire on various dates through 2018. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The future fiscal year minimum operating lease commitments and existing sublease information were as follows as of March 31, 2007:

	Lease	Sublease	Net Lease
	Commitment	Income	Commitment
	(In thousands)

2008	$85,481	$(3,811)	$81,670
2009	64,781	(3,523)	61,258
2010	53,304	(3,084)	50,220
2011	41,450	(2,606)	38,844
2012	31,647	(1,753)	29,894
Thereafter	138,571	(1,727)	136,844

	$415,234	$(16,504)	$398,730

The net lease commitment amount includes $12 million related to facilities that are included in our restructuring reserve. For more information, see Note 12.

Rent expense charged to operations totaled $83 million, $70 million, and $35 million in fiscal 2007, 2006, and 2005, respectively.

Development agreements

During fiscal 2006, we entered into agreements in connection with the construction of, or refurbishments to, buildings in Springfield, Oregon, and Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. The remaining commitment under the Culver City, California agreement is $91 million as of March 31, 2007. At March 31, 2007, the Springfield, Oregon project had been completed and there were no remaining commitments under that agreement.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of March 31, 2007 all such obligations are insignificant.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have director and officer insurance coverage that reduces our exposure and may enable us to recover a portion or all of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

We provide limited product warranties and the majority of our software license agreements contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. Historically, payments made under these provisions have been insignificant. We monitor the conditions that are subject to indemnification to identify if a loss has occurred.

Note 8.	Stock Transactions

Stock repurchases

We have operated stock repurchase programs since 2001. As of January 2007, we completed the $1 billion share repurchase program announced in January 2006 as well as the $1.5 billion share repurchase program announced in June 2006. On January 24, 2007, we announced that our Board of Directors authorized the repurchase of $1 billion of Symantec common stock, without a scheduled expiration date.

During fiscal 2007, we repurchased 162 million shares of our common stock at prices ranging from $15.61 to $21.66 per share for an aggregate amount of $2.8 billion. During fiscal 2006, we repurchased 174 million shares at prices ranging from $15.83 to $23.85 per share for an aggregate amount of $3.6 billion. During fiscal 2005, we repurchased eight million shares at prices ranging from $21.05 to $30.77 per share, for an aggregate amount of $192 million. As of March 31, 2007, $500 million remained authorized for future repurchases.

Stock dividend

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Net Income Per Share

The components of net income per share are as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share data)

Basic net income per share
Net income	$404,380	$156,852	$536,159
Weighted-average number of common shares outstanding during the period	960,575	998,733	660,631

Basic net income per share	$0.42	$0.16	$0.81

Diluted net income per share
Net income	$404,380	$156,852	$536,159
Interest on convertible subordinated notes, net of income tax effect	—	—	8,380

Net income, as adjusted	$404,380	$156,852	$544,539

Weighted-average number of common shares outstanding during the period	960,575	998,733	660,631
Shares issuable from assumed exercise of options using the treasury stock method	20,047	27,081	35,745
Shares issuable from assumed conversion of 3% convertible subordinated notes	—	—	41,780
Dilutive impact of restricted stock and restricted stock units using the treasury stock method	522	42	89
Dilutive impact of assumed conversion of Senior Notes using the treasury stock method	2,117	—	—

Total shares for purpose of calculating diluted net income per share	983,261	1,025,856	738,245

Diluted net income per share	$0.41	$0.15	$0.74

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Stock options	69,186	56,348	4,225
Restricted stock units	108,862	146	—
Veritas 0.25% Notes(1)	—	12,674	—

	178,048	69,168	4,225

(1)	Potential common shares related to 0.25% Notes were excluded from the computation of diluted net income per share because the effective conversion price was higher than the average market price of our common stock during the period, and therefore the effect was antidilutive.

For fiscal 2007, the effect of the warrants was excluded because, as discussed in Note 6, they have no impact on diluted net income per share until our average stock price for the applicable period reaches $27.3175 per share.

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

Note 11.	Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution. The maximum match in any given plan year is the lower of 3% of the employees’ eligible compensation or $6,000. Our contributions under the plan were $24 million, $12 million, and $9 million, in fiscal 2007, 2006, and 2005, respectively.

Stock purchase plans

2002 Executive Officers’ Stock Purchase Plan

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, of which no shares are subject to adjustment pursuant to changes in capital. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. Each executive officer may purchase up to 10,000 shares in any fiscal year. As of March 31, 2007, 40,401 shares have been issued under the plan and 209,599 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividends.

1998 Employee Stock Purchase Plan

In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan, or ESPP, and reserved 4 million shares of common stock for issuance thereunder. In September 1999, the ESPP was amended by our stockholders to increase the shares available for issuance by 6 million and to add an “evergreen” provision whereby the number of shares available for issuance increased automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

ESPP. In July 2004, the Board of Directors eliminated this provision. As of March 31, 2007, 14.2 million shares remain available for issuance under the ESPP.

Subject to certain limitations, our employees may elect to have 2% to 10% of their compensation withheld through payroll deductions to purchase shares of common stock under the ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period. For purchases prior to July 1, 2005, employees purchased shares at a price equal to the lesser of 85% of the fair market value as of the beginning of the two-year offering period or the end of the six-month purchase period. The Board of Directors eliminated the two-year offering period in March 2005, effective July 1, 2005. Under the ESPP, 4 million, 4 million, and 3 million shares were issued during fiscal 2007, 2006, and 2005, respectively, representing $65 million, $59 million, and $32 million in contributions, respectively. As of March 31, 2007, a total of 24.4 million shares had been issued under this plan.

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. In September 2004, stockholders increased the number of shares of stock that may be issued by 50,000. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect to receive 50% to 100% of the retainer to be paid in the form of stock. As of March 31, 2007, a total of 78,727 shares had been issued under this plan and 21,273 shares remained available for future issuance.

2004 Equity Incentive Plan

Under the 2004 Equity Incentive Plan, or the 2004 Plan, our Board of Directors, or a committee of the Board of Directors, may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock units, RSUs, or restricted stock awards to employees, officers, directors, consultants, independent contractors, and advisors to us, or to any parent, subsidiary, or affiliate of ours. The purpose of the 2004 Plan is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards of stock options and stock bonuses. Under the terms of the 2004 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant. Options generally vest over a four-year period. Options granted prior to October 2005 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years.

As of March 31, 2007, we have reserved 73 million shares for issuance under the 2004 Plan. These shares include 18 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 15 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, or 1996 Plan, and 40 million shares that were approved for issuance on the amendment and restatement of the 2004 Plan at our 2006 annual meeting of stockholders. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon their expiration will also be added to the 2004 Plan reserve. As of March 31, 2007, 52 million shares remain available for future grant under the 2004 Plan.

At our 2006 annual meeting of stockholders, our stockholders approved the amendment and restatement of the 2004 Plan, which included the following key changes: 1) an increase of 40 million in the number of shares reserved for issuance under the 2004 Plan; 2) modification of the share pool available under the 2004 Plan to reflect a ratio-based pool, where the grant of each full-value award, such as a share of restricted stock or an RSU decreases the pool

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

by two shares; and 3) a change in the form of equity grants to our non-employee directors from stock options to a fixed dollar amount of RSUs.

Assumed Veritas stock options

In connection with our acquisition of Veritas, we assumed each outstanding option to purchase Veritas common stock with an exercise price equal to or less than $49.00 as well as each additional option required to be assumed by applicable law. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.1242 shares of Symantec common stock for each share of Veritas common stock. In total, we assumed and converted Veritas options into options to purchase 66 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Veritas RSUs into approximately 425,000 Symantec RSUs based on the exchange ratio.

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

Other stock option plans

Options remain outstanding under several other stock option plans, including the 2001 Non-Qualified Equity Incentive Plan, the 1999 Acquisition Plan, the 1996 Plan, and various plans assumed in connection with acquisitions. No further options may be granted under any of these plans.

Acceleration of stock option vesting

On March 30, 2006, we accelerated the vesting of certain stock options with exercise prices equal to or greater than $27.00 per share that were outstanding on that date. We did not accelerate the vesting of any stock options held by our executive officers or directors. The vesting of options to purchase approximately 7 million shares of common stock, or approximately 14% of our outstanding unvested options, was accelerated. The weighted-average exercise price of the stock options for which vesting was accelerated was $28.73. We accelerated the vesting of the options to reduce future stock-based compensation expense that we would otherwise be required to recognize in our results of operations after adoption of SFAS No. 123R. Because of system constraints, it is not practicable for us to estimate the amount by which the acceleration of vesting will reduce our future stock-based compensation expense. The acceleration of the vesting of these options did not result in a charge to expense in fiscal 2006.

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans and each ESPP purchase right granted prior to July 1, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee			Employee Stock
	Stock Options			Purchase Plan
	2007	2006	2005	2006	2005

Expected life (years)	3	3	5	0.5	1.25
Expected volatility	0.34	0.45	0.64	0.33	0.36
Risk free interest rate	4.86%	3.55%	3.71%	4.26%	2.33%

The expected life of options is based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of the historical volatility for the period commensurate with the expected life of the option and the

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each RSU is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each ESPP purchase right granted from July 1, 2005 onwards is equal to the 15% discount on shares purchased. We estimate forfeitures of options, RSUs, and ESPP purchase rights at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest.

Stock-based compensation expense

Stock-based compensation is classified in the Consolidated Statements of Income in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Income.

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Cost of revenues — Content, subscriptions, and maintenance	$12,373	$439	$—
Cost of revenues — Licenses	4,064	—	—
Sales and marketing	55,895	13,314	1,298
Research and development	57,132	17,497	1,780
General and administrative	24,416	7,151	1,446

Total stock-based compensation	153,880	38,401	4,524
Tax benefit associated with stock-based compensation expense	(35,415)	(11,405)	(1,437)

Net effect of stock-based compensation expense on net income	$118,465	$26,996	$3,087

As of March 31, 2007, total unrecognized compensation cost related to unvested stock options and RSUs was $179 million and $28 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.66 years for stock options and 2.68 years for RSUs.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Prior to the adoption of SFAS No. 123R, we provided the pro forma information regarding net income and net income per share required by SFAS No. 123. This information was required to be determined as if we had accounted for our employee stock options, including shares issued under our ESPP, granted subsequent to March 31, 1995 under the fair value method of SFAS No. 123. We generally did not recognize stock-based compensation expense in our Consolidated Statements of Income for option grants to our employees for the periods prior to our adoption of SFAS No. 123R because the exercise price of options granted was equal to the fair market value of the underlying common stock on the date of grant. Prior to April 1, 2006, stock-based compensation expense resulted primarily from stock options and RSUs assumed in acquisitions and restricted stock granted to executives. The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the fiscal years ended March 31, 2006, and March 31, 2005:

	Year Ended March 31,
	2006		2005
	(In thousands, except
	per share amounts)

Net income, as reported	$156,852		$536,159
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	26,996		3,087
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(239,071	)(1)	(116,957)

Pro forma net income (loss)	$(55,223)		$422,289

Net income (loss) per share — basic
As reported	$0.16		$0.81
Pro forma	$(0.06)		$0.64
Net income (loss) per share — diluted
As reported	$0.15		$0.74
Pro forma	$(0.06)		$0.59

(1)	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.

Prior to the adoption of SFAS No. 123R, we presented Deferred stock-based compensation as a separate component of Stockholders’ Equity. In accordance with the provisions of SFAS No. 123R, on April 1, 2006, we reversed the balance in Deferred stock-based compensation to Capital in excess of par value in the Consolidated Balance Sheet.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock option activity

The following table summarizes our stock option plans as of March 31, 2006 and 2005 and the activity for the years ended on those dates.

	Year Ended March 31,
	2006		2005
		Weighted-		Weighted-
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
	(In thousands, except per share amounts)

Outstanding, beginning of year	68,773	$12.08	79,542	$8.36
Granted and assumed in acquisitions	85,858	21.27	14,496	24.06
Exercised	(17,152)	9.50	(21,132)	6.13
Cancelled	(14,456)	22.51	(4,133)	12.92

Outstanding, end of year	123,023	17.72	68,773	12.08

Exercisable, end of year	83,213	$17.04	35,663	$7.48

The following table summarizes stock option activity for the year ended March 31, 2007.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(1)
	(In thousands)

Outstanding at April 1, 2006	123,023	$17.72
Granted	17,836	17.19
Exercised	(15,953)	9.86
Forfeited(2)	(7,471)	19.26
Expired(3)	(10,117)	26.14

Outstanding at March 31, 2007	107,318	$17.90	5.44	$317,544

Exercisable at March 31, 2007	73,763	$17.50	5.14	$292,000
Vested and expected to vest at March 31, 2007	101,627	$17.85	5.40	$314,011

(1)	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of March 31, 2007 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $17.30, the closing price of our common stock on March 31, 2007, as reported by the NASDAQ Global Select Market.

(2)	Refers to options cancelled before their vest dates.

(3)	Refers to options cancelled on or after their vest dates.

The weighted-average fair value per share of options granted during fiscal 2007, 2006 and 2005 was $5.06, $7.81 and $15.46, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $142 million, $175 million and $390 million, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes RSU activity for the year ended March 31, 2007.

		Weighted-
		Average
	Number of	Purchase	Aggregate
	Shares	Price	Intrinsic Value
	(In thousands)		(In thousands)

Outstanding at April 1, 2006	346	$—
Granted	3,143	—
Vested	(102)	—
Forfeited	(441)	—

Outstanding at March 31, 2007	2,946	$—	$50,977

Vested and expected to vest at March 31, 2007	2,371	$—	$41,015

The weighted-average grant date fair value per share of RSUs granted during fiscal 2007 and 2006 was $16.53 and $16.94, respectively. There were no RSUs granted in fiscal 2005. The total fair value of RSUs that vested in fiscal 2007 and 2006 was $2 million and $5 million, respectively.

Shares reserved

As of March 31, 2007, we had reserved the following shares of authorized but unissued common stock:

Stock purchase plans	14,385,370
Stock award plans	21,273
Employee stock option plans	162,463,854

Total	176,870,497

Note 12.	Restructuring

As of March 31, 2007, we had a restructuring and employee termination benefit reserve of $57 million, of which $52 million was included in Other accrued expenses in the Consolidated Balance Sheets and $5 million was included in Other long-term liabilities in the Consolidated Balance Sheets. The restructuring reserve consisted of $47 million related to restructuring reserves established in fiscal 2007, $4 million related to a restructuring reserve assumed from Veritas in connection with the acquisition, and $6 million related to restructuring reserves established in fiscal 2006.

Restructuring expense

In fiscal 2007, we recorded approximately $70 million of restructuring and employee termination benefit expenses which consist of $19 million related to severance, associated benefits, and outplacement services for the termination of approximately 323 employees located in the Americas, Europe, and Asia Pacific and $51 million related to the 2007 cost savings initiative announced in January 2007. We implemented the 2007 cost savings initiative to better align our expenses with our new revenue expectations. The costs included in our 2007 cost savings initiative reflect $50 million related to severance, associated benefits, and outplacement services and an insignificant amount related to excess facilities. These restructuring and employee termination benefit costs under the 2007 cost savings initiative reflect the termination of approximately 988 employees located in the Americas, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. We paid $24 million under the restructuring and employee termination benefit reserves established in fiscal 2007. We expect the remainder of the costs to be paid by the end of fiscal 2008.

In fiscal 2006, we recorded $25 million of restructuring costs, of which $18 million related to severance, associated benefits, and outplacement services and $7 million related to excess facilities. These restructuring costs

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

reflect the termination of 446 redundant employees located in the Americas, Europe, and Asia Pacific and the consolidation of certain facilities in Europe and Asia Pacific. At March 31, 2006, $9 million remained related to this reserve. In fiscal 2007, we paid $4 million related to this restructuring reserve and recorded an insignificant amount of adjustments. At March 31, 2007, $5 million remained related to this reserve, the majority of which relates to restructured facilities. We expect the remainder of the costs to be paid by the end of fiscal 2018.

Amounts related to restructuring expense are included in Restructuring in the Consolidated Statements of Income.

Acquisition-related restructuring

In connection with the Veritas acquisition, we assumed a restructuring reserve of $53 million related to the 2002 Veritas facilities restructuring plan. At March 31, 2006, $9 million remained related to this reserve. During fiscal 2007, we paid $6 million related to this reserve and increased this reserve by an insignificant amount as we determined that the costs related to certain facilities would be greater than originally accrued. The remaining reserve amount of $4 million will be paid over the remaining lease terms, ending at various dates through 2015. The majority of costs are currently scheduled to be paid by the end of fiscal 2012.

In connection with the Veritas acquisition, we recorded $7 million of restructuring costs, of which $2 million related to excess facilities costs and $5 million related to severance, associated benefits, and outplacement services. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of the Veritas acquisition. At March 31, 2007, an insignificant amount remained related to this reserve. At March 31, 2006, $3 million remained related to this reserve. During fiscal 2007, we paid an insignificant amount related to this reserve and reduced this reserve by $2 million as we determined that the costs related to certain facilities would be less than originally accrued. We expect the remainder of the costs to be paid by the end of fiscal 2008.

In connection with our other acquisitions in fiscal 2006, we recorded $12 million of restructuring costs, of which $8 million related to severance, associated benefits, and outplacement services and $4 million related to excess facilities costs. These restructuring costs reflect the termination of redundant employees and the consolidation of certain facilities as a result of our other acquisitions. At March 31, 2006, $9 million remained related to this reserve. At March 31, 2007, an insignificant amount remained related to this reserve. During fiscal 2007, we paid $5 million related to this reserve and reduced this reserve by an insignificant amount as we determined that the costs related to certain facilities would be less than originally accrued. We expect the remainder of the costs to be paid by the end of fiscal 2012.

Amounts related to acquisition-related restructuring are reflected in the purchase price allocation of the applicable acquisition.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Current:
Federal	$136,626	$269,825	$128,025
State	4,133	49,656	36,460
International	75,310	89,067	96,623

	216,069	408,548	261,108

Deferred:
Federal	11,410	(152,041)	66,234
State	7,482	(26,799)	(804)
International	(7,719)	(23,837)	(4,569)

	11,173	(202,677)	60,861

	$227,242	$205,871	$321,969

Pretax income from international operations was $362 million, $324 million, and $499 million for fiscal 2007, 2006, and 2005, respectively.

The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes is as follows:

	Year Ended March 31,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.2	2.1	2.0
Foreign earnings taxed at less than the federal rate	(2.3)	(3.5)	(6.5)
Non-deductible stock-based compensation	2.0	—	—
American Jobs Creation Act — tax expense on repatriation of foreign earnings	—	(5.8)	6.3
Non-deductible IPR&D	—	27.5	—
Domestic production activities deduction	(0.3)	(2.0)	—
Contingent penalty accrual	1.0	1.9	—
IRS audit settlement	(1.2)	—	—
Other, net	0.6	1.6	0.7

	36.0%	56.8%	37.5%

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The principal components of deferred tax assets are as follows:

	March 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Tax credit carryforwards	$50,929	$45,911
Net operating loss carryforwards of acquired companies	211,888	274,103
Other accruals and reserves not currently tax deductible	61,192	75,905
Deferred revenue	50,499	18,503
Loss on investments not currently tax deductible	16,177	18,313
Book over tax depreciation	1,331	48,021
State income taxes	523	13,738
Convertible Debt	201,730	—
Other	44,052	38,488

	638,321	532,982
Valuation allowance	(60,117)	(66,324)

Deferred tax assets	578,204	466,658
Deferred tax liabilities:
Acquired intangible assets	(565,893)	(688,857)
Unremitted earnings of foreign subsidiaries	(163,103)	(125,996)
Other	—	(2,376)

Net deferred tax (liabilities) assets	$(150,792)	$(350,571)

Of the $60 million total valuation allowance provided against our deferred tax assets, approximately $54 million is attributable to acquisition-related assets, the benefit of which will reduce goodwill when and if realized. The valuation allowance decreased by $6 million in fiscal 2007, all of which was attributable to acquisition-related assets, the benefit of which reduced goodwill. The valuation allowance increased by $59 million in fiscal 2006, of which approximately $58 million was attributable to acquisition-related assets.

As of March 31, 2007, we have net operating loss and credit carryforwards attributable to various acquired companies of approximately $302 million and $14 million, respectively, which, if not used, will expire between fiscal 2012 and 2025. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code §382, but are expected to be fully realized. Furthermore, we have state net loss and credit carryforwards attributable to various acquired companies of approximately $500 million and $34 million, respectively, which will expire in various fiscal years. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $659 million, which, under current applicable foreign tax law, can be carried forward indefinitely.

As of March 31, 2007, no provision has been made for federal or state income taxes on $1 billion of cumulative unremitted earnings of certain of our foreign subsidiaries, since we plan to indefinitely reinvest these earnings. As of March 31, 2007, the unrecognized deferred tax liability for these earnings was $290 million.

In the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries under provisions of the American Jobs Creation Act of 2004, or the Jobs Act, enacted in October 2004. We recorded a tax charge for this repatriation of $54 million in the March 2005 quarter.

In May 2005, clarifying language was issued by the U.S. Department of Treasury and the Internal Revenue Service, or IRS, with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act and

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

in September 2005, additional clarifying language was issued regarding the treatment of certain deductions attributable to the earnings repatriation. As a result of this clarifying language, we reduced the tax expense attributable to the repatriation by approximately $21 million in fiscal 2006, which reduced the cumulative tax charge on the repatriation to $33 million.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas, which we acquired in July 2005. The incremental tax liability asserted by the IRS with regard to the Veritas claim was $867 million, excluding penalties and interest. The Notice of Deficiency primarily relates to transfer pricing in connection with a technology license agreement between Veritas and a foreign subsidiary. We do not agree with the IRS position and we have petitioned the Tax Court to protest the assessment. In the March 2007 quarter, the IRS agreed to dismiss any penalty assessment, and we have otherwise agreed to settle several of the lesser issues (representing $35 million of the total assessment) for $7 million of tax. As a result, the outstanding issue represents $832 million of tax. No payments will be made on the assessment until the issue is definitively resolved. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, the incremental amounts due would be accounted for principally as additions to the cost of Veritas purchase price. Any incremental interest accrued subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.

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

On March 30, 2006, we received notices of proposed adjustment from the IRS with regard to an unrelated audit of Symantec for fiscal 2003 and 2004. The IRS claimed that we owed an incremental tax liability with regard to this audit of $110 million, excluding penalties and interest. The incremental tax liability primarily related to transfer pricing matters between Symantec and a foreign subsidiary. On September 5, 2006, we executed a closing agreement with the IRS with respect to the audit of Symantec’s fiscal 2003 and 2004 federal income tax returns. The closing agreement represents the final assessment by the IRS of additional tax for these fiscal years of approximately $35 million, including interest. Based on the final settlement, a tax benefit of $8 million is reflected in the September 2006 quarter.

In the fourth quarter of fiscal 2006, we increased our tax reserves by an additional $64 million in connection with all open Symantec tax years (fiscal 2003 to 2006). Since these reserves relate to licensing arising from acquired technology, the additional accruals are primarily offset by deferred taxes.

We are as yet unable to confirm our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the acquisition. The distribution was intended to be made pursuant to the Jobs Act, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. We are seeking a ruling from the IRS on the matter. Because we were unable to obtain this ruling prior to filing the Veritas tax return in May 2006, we paid $130 million of additional U.S. taxes. Since this payment relates to the taxability of foreign earnings that are otherwise the subject of the IRS assessment, this additional payment reduced the amount of taxes payable accrued as part of the purchase accounting for pre-acquisition contingent tax risks.

Note 14.	Litigation

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. On August 30, 2006, the IRS answered our petition and this matter has been docketed for trial in U.S. Tax Court. We have subsequently agreed to pay $7 million

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

out of $35 million originally assessed by the IRS in connection with one of the issues covered in the assessment. The IRS has also agreed to waive the assessment of penalties. We do not agree with IRS on the $832 million remaining at issue. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. See Note 13 for additional information on this matter.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint, or CAC, was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in the company’s press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. The defendants to this matter intend to defend this case vigorously. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse affect on our financial position and results of operations.

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

Note 15.	Segment Information

In the June 2006 quarter, we consolidated our Enterprise Security, Data Protection, and Storage and Server Management segments into two segments: the Security and Data Management segment and the Data Center Management segment. Amounts for fiscal 2006 and 2005 have been reclassified to conform to our current presentation.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of March 31, 2007, we operated in five operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Data Management. Our Security and Data Management segment focuses on providing large to small and medium-sized businesses with solutions for compliance and security management, endpoint security, messaging management, and data protection management software solutions that allow our customers to secure, provision, backup, and remotely access their laptops, PCs, mobile devices, and servers.

•	Data Center Management. Our Data Center Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment consists of consultants with extensive technical knowledge, business expertise, and global insight across multi-vendor environments who assist organizations in managing IT risk on an ongoing basis. We provide customers with maintenance and technical support, consulting, education, and business critical services.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, patent settlement, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, with the exception of the amortization of acquired product rights, which is included entirely in our Other segment. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. Except for goodwill, as disclosed in Note 4, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

Segment information

The following table presents a summary of our operating segments:

		Security and
	Consumer	Data	Data Center			Total
	Products	Management	Management	Services	Other	Company
	(In thousands)

Fiscal 2007
Net revenues	$1,590,529	$2,004,690	$1,369,287	$234,738	$122	$5,199,366
Operating income (loss)	892,670	732,303	411,821	(52,864)	(1,464,188)	519,742
Depreciation and amortization expense	5,547	41,527	49,928	4,685	709,756	811,443
Fiscal 2006
Net revenues	$1,409,582	$1,720,646	$861,046	$152,091	$27	$4,143,392
Operating income (loss)(1)	911,924	701,052	74,942	(29,221)	(1,384,732)	273,965
Depreciation and amortization expense	1,670	25,473	37,805	3,463	571,405	639,816
Fiscal 2005
Net revenues	$1,343,059	$1,199,406	$—	$40,261	$123	$2,582,849
Operating income (loss)	864,115	307,974	—	(12,429)	(340,394)	819,266
Depreciation and amortization expense	3,540	23,787	—	509	99,598	127,434

(1)	Amounts have been updated from those presented in our Form 8-K filed on December 11, 2006, to reflect an accurate recast of Operating income (loss) among the segments established in the June 2006 quarter as a result of an inconsistent allocation methodology used in fiscal 2006 as compared to fiscal 2007.

Product revenue information

Net revenues from sales of our antivirus products within our Consumer Products and Security and Data Management segments represented 24%, 32%, and 52% of our total net revenues for fiscal 2007, 2006, and 2005, respectively. Net revenues from sales of our Norton Internet Security product within our Consumer Products segment represented 18%, 15%, and 18% of our total net revenues during fiscal 2007, 2006, and 2005, respectively. Net revenues from sales of our storage and server management products within our Data Center Management segment represented 15% and 12% of our total revenues during fiscal 2007 and 2006.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Geographical information

The following table represents revenue amounts reported for products shipped to customers in the corresponding regions:

	Year Ended March 31,
	2007	2006	2005
	(In thousands)

Net revenues from external customers:
United States	$2,560,342	$2,046,226	$1,235,536
United Kingdom	542,244	425,717	184,295
Other foreign countries*	2,096,780	1,671,449	1,163,018

	$5,199,366	$4,143,392	$2,582,849

*	No individual country represented more than 10% of the respective totals.

	March 31,
	2007	2006*
	(In thousands)

Long-lived assets:**
United States	$13,365,036	$13,680,210
Foreign countries***	314,787	325,041

	$13,679,823	$14,005,251

*	Amounts at March 31, 2006 have been corrected to reflect an accurate allocation of long-lived assets to geographic locations.

**	Amounts include goodwill and intangible assets.

***	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2007, one distributor, Ingram Micro, accounted for more than 10% of our total net revenues. In fiscal 2006 and 2005, two distributors, Ingram Micro and Tech Data Product Management, each accounted for more than 10% of our total net revenues. In fiscal 2007, 2006, and 2005, one reseller, Digital River, Inc., accounted for more than 10% of our total net revenues.

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

On April 6, 2007, we completed the acquisition of Altiris, Inc., a leading provider of information technology management software that enables businesses to easily manage and service network-based endpoints. The aggregate purchase price, excluding acquisition related costs, was approximately $815 million in cash, which amount is net of Altiris’ cash balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. As of the date of the filing of this annual report, it is not practicable to disclose the condensed balance sheet and preliminary purchase price allocation for Altiris as of the date of acquisition.

From April 1 through May 23, 2007, we repurchased 14 million shares at prices ranging from $19.53 to $19.88 per share for an aggregate amount of $275 million. As of May 23, 2007, $225 million remained authorized for future repurchases.

In May 2007 we signed an agreement to form a joint venture with Huawei Technologies Co., LDT. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers. We will contribute storage and security software and $150 million in cash and will receive a 49% interest in the joint venture. The joint venture is expected to close late in calendar year 2007, pending required regulatory and governmental approvals.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on the 23rd day of May, 2007.

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

Signature	Title	Date

/s/ John W. Thompson John W. Thompson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 23, 2007

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 23, 2007

/s/ George W. Harrington George W. Harrington	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	May 23, 2007

/s/ Michael A. Brown Michael A. Brown	Director	May 23, 2007

/s/ William T. Coleman III William T. Coleman III	Director	May 23, 2007

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 23, 2007

/s/ David L. Mahoney David L. Mahoney	Director	May 23, 2007

Signature	Title	Date

/s/ Robert S. Miller Robert S. Miller	Director	May 23, 2007

/s/ George Reyes George Reyes	Director	May 23, 2007

/s/ David J. Roux David J. Roux	Director	May 23, 2007

/s/ Daniel H. Schulman Daniel H. Schulman	Director	May 23, 2007

/s/ V. Paul Unruh V. Paul Unruh	Director	May 23, 2007

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Charged to		Amount	Balance at
	Beginning	Costs and		Other		Written Off	End of
	of Period	Expenses(4)		Accounts		or Used	Period
		(In thousands)

Allowance for doubtful accounts:
Year ended March 31, 2007	$8,794	$4,644		$(1,777	)(1)	$(3,270)	$8,391
Year ended March 31, 2006	4,668	6,786	(2)	—		(2,660)	8,794
Year ended March 31, 2005	5,674	(687)		—		(319)	4,668
Reserve for product returns:
Year ended March 31, 2007	$12,840	$72,789		—		$(73,408)	$12,221
Year ended March 31, 2006	4,755	98,282		—		(90,197)	12,840
Year ended March 31, 2005	6,613	67,604		—		(69,462)	4,755
Reserve for rebates:
Year ended March 31, 2007	$64,590	$196,775		$105,993	(3)	$(267,501)	$99,857
Year ended March 31, 2006	50,804	177,897		67,129	(3)	(231,240)	64,590
Year ended March 31, 2005	46,232	208,461		—		(203,889)	50,804

(1)	SAB 108 adjustment to fiscal 2007 beginning balance, charged to Retained earnings.

(2)	Includes balances assumed in connection with out acquisition of Veritas.

(3)	Balances represent unrecognized customer rebates that will be amortized within 12 months and are charged to Deferred revenue.

(4)	Reserve for product returns and Reserve for rebates are charged against Revenue.

EXHIBIT INDEX

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2	.01§	Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, Carmel Acquisition Corp., and Veritas Software Corporation	8-K	000-17781	2.01	12/20/04
2	.02§	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007	8-K	000-17781	10.01	01/29/07
3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04		Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A, the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares	8-A	000-17781	4.1	08/19/98
4.03		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.04		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.05		Registration Rights Agreement, dated as of June 16, 2006, among Symantec Corporation and Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers	8-K	000-17781	4.03	06/16/06
4.06		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.07		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10	.04*	Veritas Software Corporation 1993 Directors Stock Option Plan, including form of Stock Option Agreement	10-K	000-17781	10.04	06/09/06
10	.05*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.06*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10	.07*	Symantec Corporation 1998 Employee Stock Purchase Plan, as amended	10-K	000-17781	10.07	06/09/06
10	.08*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.09*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.10*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.11*	Symantec Corporation 2000 Directors Equity Incentive Plan, as amended	S-8	333-119872	99.02	10/21/04
10	.12*	Symantec Corporation 2001 Non- Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.13*	Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan, as amended	10-K	000-17781	10.12	06/15/05
10	.14*	Veritas Software Corporation 2002 Directors Stock Option Plan, including form of Stock Option Agreement and forms of Notice of Stock Option Grant	10-K	000-17781	10.14	06/09/06
10	.15*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.16*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.17*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.18*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors					X
10	.19*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.20*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.21*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.22*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Jeremy Burton, as amended	S-4/A	333-122724	10.06	05/18/05
10	.23*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Kris Hagerman, as amended	S-4/A	333-122724	10.07	05/18/05
10	.24*	Offer Letter, dated January 12, 2004, from Symantec Corporation to Thomas W. Kendra	10-Q	000-17781	10.01	02/04/05
10	.25*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10	.26*	Form of FY07 Executive Annual Incentive Plan	8-K	000-17781	10.01	06/15/06
10	.27*	Form of FY08 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.01	05/07/07
10	.28*	Form of FY08 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.02	05/07/07
10	.29*	Symantec Senior Executive Incentive Plan	10-K	000-17781	10.18	06/14/04
10	.30*	Symantec Corporation Executive Retention Plan, as amended	8-K	000-17781	10.01	04/27/06
10	.31‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.32		Amended Agreement Respecting Certain Rights of Publicity, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.04	06/13/90
10.33		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.34		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

*	Indicates a management contract or compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(c) Financial Statement Schedules: We hereby file as part of this annual report the schedule listed in Item 15(a)2, as set forth above.