Form 10-Q
period 2007-06-29
SYMANTEC CORP
filed 2007-08-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2007
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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 27, 2007: 882,521,613 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$1,374,049	$2,559,034
Short-term investments	660,543	428,619
Trade accounts receivable, net	568,721	666,968
Inventories	34,666	42,183
Deferred income taxes	163,146	165,323
Other current assets	279,828	208,920

Total current assets	3,080,953	4,071,047
Property and equipment, net	1,113,315	1,092,240
Acquired product rights, net	925,595	909,878
Other intangible assets, net	1,411,713	1,245,638
Goodwill	10,969,774	10,340,348
Other long-term assets	62,959	63,987
Non-current deferred income taxes	57,300	27,732

Total assets	$17,621,609	$17,750,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,715	$149,131
Accrued compensation and benefits	307,202	307,824
Current deferred revenue	2,330,411	2,387,733
Income taxes payable	13,056	238,486
Other accrued expenses	224,416	234,915

Total current liabilities	3,040,800	3,318,089
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	334,364	366,050
Non-current deferred tax liabilities	358,010	343,848
Long-term income taxes payable	414,322	—
Other long-term obligations	38,647	21,370

Total liabilities	6,286,143	6,149,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,264,979 and 1,283,113 shares issued at June 30, 2007 and March 31, 2007; 881,328 and 899,417 shares outstanding at June 30, 2007 and March 31, 2007)	8,813	8,994
Capital in excess of par value	9,740,361	10,061,144
Accumulated other comprehensive income	189,725	182,933
Retained earnings	1,396,567	1,348,442

Total stockholders’ equity	11,335,466	11,601,513

Total liabilities and stockholders’ equity	$17,621,609	$17,750,870

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands, except net income per share data)

Net revenues:
Content, subscriptions, and maintenance	$1,086,518	$917,546
Licenses	313,820	348,322

Total net revenues	1,400,338	1,265,868
Cost of revenues:
Content, subscriptions, and maintenance	209,666	195,136
Licenses	11,238	15,912
Amortization of acquired product rights	89,360	87,611

Total cost of revenues	310,264	298,659

Gross profit	1,090,074	967,209
Operating expenses:
Sales and marketing	568,530	467,449
Research and development	225,578	213,195
General and administrative	85,845	78,621
Amortization of other purchased intangible assets	56,925	50,614
Restructuring	19,000	13,258

Total operating expenses	955,878	823,137

Operating income	134,196	144,072
Interest income	20,821	27,816
Interest expense	(6,291)	(6,678)
Other income (expense), net	1,266	(182)

Income before income taxes	149,992	165,028
Provision for income taxes	54,786	64,494

Net income	$95,206	$100,534

Net income per share — basic	0.11	0.10
Net income per share — diluted	0.10	0.10
Shares used to compute net income per share — basic	891,642	1,028,820
Shares used to compute net income per share — diluted	910,302	1,048,833

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months
	Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$95,206	$100,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	66,655	63,522
Amortization	146,790	143,354
Stock-based compensation expense	40,743	36,859
Impairment of equity investments	—	2,841
Deferred income taxes	(25,119)	(37,333)
Income tax benefit from stock options	9,863	5,138
Excess income tax benefit from stock options	(9,044)	(1,893)
Other	(260)	(500)
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	141,391	144,066
Inventories	7,706	8,470
Accounts payable	12,682	(16,751)
Accrued compensation and benefits	(16,480)	(22,840)
Deferred revenue	(110,004)	(4,006)
Income taxes payable	19,392	(60,085)
Other operating assets and liabilities	(28,212)	6,864

Net cash provided by operating activities	351,309	368,240
INVESTING ACTIVITIES:
Capital expenditures	(74,688)	(147,074)
Proceeds from sale of property and equipment	903	—
Cash payments for business acquisitions, net of cash and cash equivalents acquired	(840,568)	(1,646)
Purchases of available-for-sale securities	(300,531)	(12,683)
Proceeds from sales of available-for-sale securities	103,611	147,265

Net cash used in investing activities	(1,111,273)	(14,138)
FINANCING ACTIVITIES:
Issuance of convertible senior notes	—	2,067,762
Purchase of hedge on convertible senior notes	—	(592,490)
Sale of common stock warrants	—	326,102
Repurchase of common stock	(499,995)	(891,360)
Net proceeds from sales of common stock under employee stock benefit plans	62,163	40,481
Repayment of long term liability	(5,333)	—
Restricted stock issuance	(2,939)	—
Excess tax benefit from stock options	9,044	1,893

Net cash (used in) provided by financing activities	(437,060)	952,388
Effect of exchange rate fluctuations on cash and cash equivalents	12,039	63,405

Increase (decrease) in cash and cash equivalents	(1,184,985)	1,369,895
Beginning cash and cash equivalents	2,559,034	2,315,622

Ending cash and cash equivalents	$1,374,049	$3,685,517

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation (“we”, “us”, and “our” refer to Symantec Corporation and all of its subsidiaries) as of June 30, 2007 and March 31, 2007 and for the three-month periods ended June 30, 2007 and 2006 have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements, but it does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the three-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation, primarily relating to changes in our segments as discussed in Note 13.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended June 30, 2007, March 31, 2007, and June 30, 2006 reflect amounts as of and for the periods ended June 29, 2007, March 30, 2007, and June 30, 2006, respectively. The three-month periods ended June 30, 2007 and 2006 each comprised 13 weeks of activity.

Significant accounting policies

On April 1, 2007, we adopted Financial Accounting Standards Board, or FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the three months ended June 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Income Taxes

We adopted the provisions of FIN 48 effective April 1, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In February 2007, the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

In September 2006, the FASB issued Emerging Issues Task Force Issue, or EITF, No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF No. 06-1 requires that we provide disclosures regarding the nature of arrangements in which we provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from us, including the amounts recognized in the Consolidated Statements of Income. EITF No. 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect the adoption of EITF No. 06-1 to have a material impact on our consolidated financial statements.

In March 2006, the FASB issued Emerging Issues Task Force Issue 06-03 – How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-03”). Pursuant to this issue we elected to present taxes collected from customers and remitted to governmental authorities net in our financial statements. This treatment is consistent with our historical presentation. EITF 06-03 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. We do not expect the adoption of EITF 06-03 to have any impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole, if the holder elects to account for the entire instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Balance Sheet Information

	June 30,	March 31,
	2007	2007
	(In thousands)

Trade accounts receivable, net:
Receivables	$591,511	$687,580
Less: allowance for doubtful accounts	(12,044)	(8,391)
Less: reserve for product returns	(10,746)	(12,221)

Trade accounts receivable, net:	$568,721	$666,968

Property and equipment, net:
Computer hardware and software	$888,677	$842,691
Office furniture and equipment	290,480	282,838
Buildings	559,983	533,319
Leasehold improvements	246,998	237,843

	1,986,138	1,896,691
Less: accumulated depreciation and amortization	(985,844)	(917,357)

	1,000,294	979,334
Land	113,021	112,906

Property and equipment, net:	$1,113,315	$1,092,240

Note 3.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)

Net income	$95,206	$100,534
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(1,302)	1,777
Change in cumulative translation adjustment, net of tax	8,094	24,064

Total other comprehensive income	6,792	25,841

Comprehensive income	$101,998	$126,375

Accumulated other comprehensive income as of June 30, 2007 and 2006 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on available-for-sale investments, net of taxes, were immaterial for all periods presented.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Business Combinations

Company-i

On December 1, 2006, we completed our acquisition of Company-i Limited, or Company-i, a UK-based professional services firm that specialized in addressing key challenges associated with operating and managing a data center in the financial services industry, for $26 million in cash, including an immaterial amount for acquisition related expenses. The aggregate purchase price was allocated as follows, based on the currency exchange rate on the date of acquisition: goodwill, $22 million; other intangible assets, $6 million; net deferred tax liabilities, $2 million; and an immaterial amount to net tangible assets. Goodwill resulted primarily from our expectation of synergies from the integration of Company-i’s service offerings with our service offerings. The amount allocated to Other intangible assets is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over its estimated useful life of eight years. The results of operations of Company-i have been included in our results of operations since its acquisition date. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures. Company-i is included in our Services segment. Goodwill is not deductible for tax purposes.

In addition, the purchase price was subject to an adjustment of up to $11 million in cash if Company-i achieved certain billings targets by March 31 or September 30, 2007, or September 30, 2008. During the June quarter, we determined that the billing targets were met as of June 29, 2007 and therefore recorded a liability of approximately $12 million, including the effects of foreign exchange and booked an adjustment to goodwill, in accordance with SFAS No. 141, Business Combinations.

Altiris

On April 6, 2007, we completed our acquisition of 100% of the equity interest of Altiris Inc., or Altiris, a leading provider of information technology management software that enables businesses to easily manage and service network-based endpoints. The aggregate purchase price, including acquisition related costs, was approximately $1,045 million, of which approximately $841 million was paid in cash, which amount was net of Altiris’ cash and cash equivalents balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. The aggregate purchase price was preliminarily allocated as follows: goodwill, $633 million; other intangible assets, $223 million; net income tax liabilities, $139 million; developed technology, $90 million; and net tangible assets, $238 million. Goodwill resulted primarily from our expectation of synergies from the integration of Altiris’ service offerings with our service offerings. The amount allocated to Developed technology is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over its estimated useful life of one to six years. The amount allocated to Other intangible assets is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over its estimated useful life of three to eight years. The results of operations of Altiris have been included in our results of operations since its acquisition date. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures. Altiris is included in the new Altiris segment. Goodwill is not deductible for tax purposes.

Huawei Technologies Joint Venture

In May 2007, we signed an agreement to form a joint venture with Huawei Technologies Co., Ltd., or the joint venture. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers. We will contribute storage and security software and $150 million in cash in return for a 49% interest in the joint venture. The joint venture is expected to close late in calendar year 2007, pending required regulatory and governmental approvals.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

		Security and
	Consumer	Data	Data Center			Total
	Products	Management(a)	Management	Services(a)	Altiris(a)	Company
	(In thousands)

Balance as of March 31, 2007	$102,810	$4,169,684	$5,400,718	$346,391	$320,745	$10,340,348
Goodwill acquired through business combination(b)	—	—	—	11,705	633,233	644,938
Goodwill adjustments(c)	—	(10,940)	—	—	(4,572)	(15,512)

Balance as of June 30, 2007	$102,810	$4,158,744	$5,400,718	$358,096	$949,406	$10,969,774

(a)	In the June 2007 quarter, we revised our segment reporting structure, as discussed in Note 13. As a result of this revision, we have recast our prior year Goodwill balances for the Security and Data Management, Services, and Altiris segments to reflect the current reporting structure.

(b)	Reflects adjustments made to goodwill acquired through business combinations of approximately $12 million, including the effects of foreign exchange, for Company-i and approximately $633 million for Altiris. See Note 4 for further details.

(c)	On April 1, 2007, we adjusted the Security and Data Management Goodwill balance related to a prior acquisition as a result of the adoption of FIN 48. During the June 2007 quarter, we adjusted the Goodwill balance associated with the Altiris acquisition as a result of tax adjustments related to stock based compensation.

Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. Based on our review at June 30, 2007, no indicators of impairment existed.

Acquired product rights, net

Acquired product rights, net subject to amortization are as follows:

	June 30, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,722,216	$(841,821)	$880,395
Patents	72,676	(27,476)	45,200
Backlog and other	60,661	(60,661)	—

	$1,855,553	$(929,958)	$925,595

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,610,199	$(754,328)	$855,871
Patents	79,684	(25,677)	54,007
Backlog and other	60,661	(60,661)	—

	$1,750,544	$(840,666)	$909,878

Amortization expense for acquired product rights was $89 million and $88 million for the three-month periods ended June 30, 2007 and 2006, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. The weighted-average remaining estimated lives of acquired product rights are approximately three years for developed technology and approximately four years for patents. The weighted-average remaining estimated life of acquired product rights is approximately three years. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of June 30, 2007, is estimated to be as follows (in thousands):

Last three quarters of fiscal 2008	$287,575
2009	348,875
2010	196,194
2011	60,431
2012	21,072
Thereafter	11,448

Total	$925,595

On June 20, 2007, we and Peter Norton amended the Amended Agreement Respecting Certain Rights of Publicity dated August 31, 1990, concerning Symantec’s license to Peter Norton’s publicity rights. The amendment replaced the royalty payments previously paid to Mr. Norton, based on certain product sales, with fixed monthly payments totaling $33 million through 2016 and made other conforming changes. As a result of this amendment, we recorded a long-term liability for the net present value of the payments of $29 million, an indefinite-lived intangible asset of $22 million included in Developed technology above, and a reduction of accrued royalties of $7 million for accrued royalties forgiven as part of the amendment. The indefinite-lived intangible asset will not be amortized and will be tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (as amended).

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets, net

Other intangible assets, net subject to amortization are as follows:

	June 30, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,700,901	$(388,851)	$1,312,050
Trade name	129,507	(30,515)	98,992
Marketing-related assets	2,100	(2,100)	—
Partnership agreements	2,300	(1,629)	671

	$1,834,808	$(423,095)	$1,411,713

	March 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,500,201	$(335,393)	$1,164,808
Trade name	107,207	(27,335)	79,872
Marketing-related assets	2,100	(2,100)	—
Partnership agreements	2,300	(1,342)	958

	$1,611,808	$(366,170)	$1,245,638

Amortization expense for other intangible assets was $57 million and $51 million for the three-month periods ended June 30, 2007 and 2006, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income. The weighted-average remaining estimated lives for other intangible assets are approximately six years for customer base, approximately eight years for trade name, and approximately one year for partnership agreements. The weighted-average remaining estimated life of other intangible assets is approximately six years. Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of June 30, 2007, is estimated to be as follows (in thousands):

Last three quarters of fiscal 2008	$170,518
2009	226,256
2010	224,627
2011	223,888
2012	221,837
Thereafter	344,587

Total	$1,411,713

Note 6.	Debt

Convertible senior notes

In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, or the 0.75% Notes, and $1.0 billion principal amount of 1.00% Convertible Senior Notes due June 15, 2013, or the 1.00% Notes, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the Senior Notes may convert their Senior Notes prior to maturity during specified periods as follows: (1) during any calendar quarter beginning after June 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) with respect to the 0.75% Notes, at any time on or after April 5, 2011, and with respect to the 1.00% Notes, at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the Senior Notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of June 30, 2007, none of the conditions allowing holders of the Senior Notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Consolidated Balance Sheet as of June 30, 2007, in accordance with the guidance in Emerging Issues Task Force, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128, Earnings per Share, the Senior Notes will have no impact on diluted earnings per share until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the Senior Notes will be settled in cash upon conversion. Prior to conversion we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share using the

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

treasury stock method. As a result, for the first $1.00 by which the price of our common stock exceeds $19.12 per share there would be dilution of approximately 5.4 million shares. As the share price continues to increase, additional dilution would occur at a declining rate such that a price of $27.3175 per share would yield cumulative dilution of approximately 32.9 million shares. If our common stock exceeds $27.3175 per share we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The Senior Notes along with the warrants have a combined dilutive effect such that for the first $1.00 by which the price exceeds $27.3175 per share there would be cumulative dilution of approximately 39.5 million shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.

Prior to conversion, the note hedge transactions are not considered for purposes of the earnings per share, or EPS, calculation as their effect would be anti-dilutive. Upon conversion, the note hedge will automatically serve to neutralize the dilutive effect of the Senior Notes when the stock price is above $19.12 per share. For example, if upon conversion the price of our common stock was $28.3175 per share, the cumulative effect of approximately 39.5 million shares in the example above would be reduced to approximately 3.9 million shares.

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the Senior Notes. See Note 10 for information regarding the impact on EPS of the Senior Notes and warrants in the current period.

Line of credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings before interest, taxes, depreciation, and amortization as defined, or EBITDA, as well as various other non-financial covenants. No borrowings are outstanding at June 30, 2007.

Note 7.	Stock Transactions

Stock repurchases

During the quarter ended June 30, 2007, we completed the $1 billion share repurchase program announced in January 2007. In June 2007, we announced that our Board of Directors authorized the repurchase of an additional $2 billion of Symantec common stock. The repurchase authorization does not have a scheduled expiration date.

During the three-month period ended June 30, 2007, we repurchased 25 million shares of our common stock at prices ranging from $19.40 to $20.14 per share for an aggregate amount of $500 million. As of June 30, 2007, an aggregate of $2 billion remained authorized for future repurchases under our authorized stock repurchase programs.

Note 8.	Stock-Based Compensation

We currently have in effect certain stock purchase plans, stock award plans, and equity incentive plans, as described in detail in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	June 30,
	2007	2006

Expected life	3 years	3 years
Expected volatility	0.33	0.34
Risk free interest rate	4.6%	4.9%

The expected life of options is based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of the historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each Restricted Stock Unit, or RSU, is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each Employee stock purchase plan, or ESPP, purchase right granted from July 1, 2005 onwards is equal to the 15% discount on shares purchased. We estimate forfeitures of options, RSUs, and ESPP purchase rights at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest.

Stock-based compensation expense

Stock-based compensation is classified in the Condensed Consolidated Statements of Income in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three-month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
	(In thousands)

Cost of revenues — Content, subscriptions, and maintenance	$3,411	$2,862
Cost of revenues — Licenses	985	1,119
Sales and marketing	14,463	14,186
Research and development	14,166	14,098
General and administrative	7,718	4,594

Total stock-based compensation	40,743	36,859
Tax benefit associated with stock-based compensation expense	9,228	7,402

Net effect of stock-based compensation expense on net income	$31,515	$29,457

Net effect of stock-based compensation expense on net income per share — basic	$0.04	$0.03

Net effect of stock-based compensation expense on net income per share — diluted	$0.03	$0.03

As of June 30, 2007, total unrecognized compensation cost related to unvested stock options, RSUs, and Restricted Stock Agreements, or RSAs, was $201 million, $78 million, and $4 million, respectively, which is

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be recognized over the remaining weighted-average vesting periods of 2.8 years for stock options, 2.1 years for RSUs, and 1 year for RSAs.

The weighted-average fair value per share of options granted during the three months ended June 30, 2007 and 2006 was $5.72 and $4.77, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $61 million and $21 million, respectively.

The weighted-average fair value per share of RSUs granted during the three months ended June 30, 2007 and 2006 was $19.45 and $16.31, respectively. The total fair value of RSUs that vested during the three months ended June 30, 2007 and 2006 was $12 million and an immaterial amount respectively.

Assumed Altiris Stock Options and Awards

In connection with our acquisition of Altiris, we assumed all of the outstanding options to purchase Altiris common stock. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.9075 shares of Symantec common stock for each share of Altiris common stock. In total, we assumed and converted Altiris options into options to purchase approximately 3 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Altiris RSUs into approximately 320,000 Symantec RSUs, based on the same exchange ratio. Furthermore, we assumed all outstanding Altiris RSAs which were converted into the right to receive cash of $33.00 per share upon vesting. The total value of the assumed RSAs on the date of acquisition was approximately $9 million, assuming no RSAs are forfeited prior to vesting. The total unrecognized compensation cost as of June 30, 2007 related to the Altiris unvested stock options, RSUs and RSAs, was $5 million, $3 million, and $4 million, respectively.

The assumed options, RSUs, and RSAs retained all applicable terms and vesting periods, except for certain options, RSAs and RSUs that were accelerated according to the executive vesting plan and will generally vest over a four to twelve month period from the date of acquisition and certain other options that vested in full as of the acquisition date. In general, the assumed options typically vest over a period of three to four years from the original date of grant and have a maximum term of ten years. The assumed RSUs and RSAs typically vest over a period of two to three years from the original date of grant.

Note 9.	Restructuring

As of June 30, 2007, we had a restructuring and employee termination benefit reserve of $23 million, of which $17 million was included in Other accrued expenses and $6 million was included in Other long-term liabilities on the Condensed Consolidated Balance Sheet. The restructuring reserve consists of $16 million related to reserves established for the fiscal year 2007 plans, $4 million related to restructuring reserves established for the fiscal 2006 plan, and $3 million related to a restructuring reserve assumed from the Veritas acquisition.

Restructuring charges

In fiscal 2007, we implemented restructuring plans to better align our expenses with our revenue expectations. The costs included amounts for severance, associated benefits, outplacement services, and termination of excess facilities. As of March 31, 2007, $46 million remained related to this reserve. In the June 2007 quarter we increased this reserve by approximately $19 million and paid approximately $49 million related to this reserve. As of June 30, 2007, $16 million remained in this reserve, which we expect to be paid by the end of fiscal 2013.

In fiscal 2006, we recorded restructuring costs related to severance, associated benefits, and outplacement services, and related excess facilities. As of March 31, 2007, $5 million remained related to this reserve, the majority of which relates to excess facilities. During the June 2007 quarter, we paid an immaterial amount related to this reserve. As of June 30, 2007, $4 million remained in this reserve, which we expect to be paid by the end of fiscal 2018.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts related to restructuring expense are included in Restructuring on the Condensed Consolidated Statements of Income.

Acquisition-related restructuring

In connection with the Veritas acquisition, we assumed a restructuring reserve related to the 2002 Veritas facilities restructuring plan. As of March 31, 2007, $4 million remained related to this reserve. In the June 2007 quarter, we paid an immaterial amount related to this reserve and increased this reserve by an immaterial amount as we determined that the costs related to certain facilities would be greater than originally accrued. The remaining reserve amount of $3 million will be paid over the remaining lease terms, ending at various dates through 2015.

Note 10.	Net Income Per Share

The components of net income per share are as follows:

	Three Months Ended June 30,
	2007	2006
	(In thousands,
	except per share data)

Net income per share — basic:
Net income	$95,206	$100,534
Weighted average number of common shares outstanding during the period	891,642	1,028,820

Net income per share — basic	$0.11	$0.10

Net income per share — diluted:
Net income	$95,206	$100,534
Weighted average number of common shares outstanding during the period	891,642	1,028,820
Shares issuable from assumed exercise of options using the treasury stock method	17,644	19,978
Dilutive impact of restricted stock units using the treasury stock method	1,016	35

Total shares for purposes of calculating diluted net income per share — diluted	910,302	1,048,833

Net income per share — diluted	$0.10	$0.10

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,
	2007	2006

Stock options	61,055	82,565
Restricted stock units	19	2,406

For the three-month periods ended June 30, 2007 and 2006, the effect of the warrants and Convertible note was excluded because, as discussed in Note 6, they have no impact on diluted net income per share until our average stock price for the applicable period reaches $27.3175 per share.

Note 11.	Income Taxes

The effective tax rate was approximately 36.5% and 39% for the three-month periods ended June 30, 2007 and 2006. The effective tax rate for both periods is impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income taxes and non-deductible stock-based compensation

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from the adoption of SFAS No. 123R, Share-Based Payment. The higher effective tax rate for the June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition income tax return.

We adopted the provisions of FIN 48 effective April 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $18 million, resulting in a decrease to Veritas goodwill of $11 million, an increase of $6 million to the April 1, 2007 Retained earnings balance, and a $1 million increase in Capital in excess of par value. Upon adoption, the gross liability for unrecognized tax benefits at April 1, 2007 was $455 million, exclusive of interest and penalties. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, and state income taxes as well as payments made to date. Of the total unrecognized tax benefits, $89 million, if recognized would favorably affect our effective tax rate while the remaining amount would reduce goodwill. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $350 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision, to the extent that the interest expense had been provided through the tax provision, or as a reduction to goodwill to the extent it had been recognized through purchase accounting. At April 1, 2007, before any tax benefits, we had $91 million of accrued interest and $13 million of accrued penalties on unrecognized tax benefits. Interest included in our provision for income taxes was approximately $5 million for the three months ended June 30, 2007.

We recorded an increase of unrecognized tax benefits of approximately $64 million during the quarter-ended June 30, 2007, of which $57 million is related to the acquisition of Altiris and is reflected in the purchase accounting for the acquisition. Of the remaining $7 million, which was recorded through our income tax provision for the quarter, approximately $5 million relates to interest accrued during the period.

We file income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 1995 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California and Japan. As of April 1, 2007, we are under examination by the Internal Revenue Service, or IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years.

On June 26, 2006, we filed a petition with the U.S. Tax Court to protest a Notice of Deficiency from the IRS claiming that we owe $867 million, excluding penalties and interest, for the 2000 through 2001 tax years of Veritas. On August 30, 2006, the IRS answered our petition and the case has been docketed for trial in U.S. Tax Court and is scheduled to begin on June 30, 2008. In the March 2007 quarter, the IRS agreed to dismiss any penalty assessment, and we have otherwise agreed to settle several of the lesser issues (representing $35 million of the total assessment) for $7 million of tax. As a result, the outstanding issue represents $832 million of tax. No payments will be made on the assessment until the issue is definitively resolved. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, the incremental amounts due would be accounted for principally as additions to the

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Veritas purchase price as an increase to goodwill. Any incremental interest accrued related to periods subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.

The Company continues to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, the Company does not currently believe there is a reasonable possibility of any significant change to its total unrecognized tax benefits within the next twelve months.

Note 12.	Litigation

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. On August 30, 2006, the IRS answered our petition and this matter has been docketed for trial in U.S. Tax Court and is scheduled to begin on June 30, 2008. We have subsequently agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with one of the issues covered in the assessment. The IRS has also agreed to waive the assessment of penalties. We do not agree with the IRS on the $832 million remaining at issue. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. See Note 11 for additional information on this matter.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint, or CAC, was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in the our press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. The defendants to this matter intend to defend this case vigorously. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

After Veritas announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that Veritas and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that Veritas made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35 million settlement fund was established on March 25, 2005. Veritas’ insurance carriers funded the entire amount of the settlement fund. In July 2007, the Court of Appeals vacated the settlement, finding that the notice of settlement was inadequate. The matter has been returned to the District Court for further proceedings, including reissuance of the notice. If the settlement is not approved, an adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

Note 13.	Segment Information

During the June 2007 quarter, we added an additional segment which consists of the Altiris products. We also moved our Ghosttm, pcAnywheretm, and LiveStatetm Delivery products from the Security and Data Management segment to the Altiris segment. We also moved our Managed Security Services and DeepSight products and services from the Security and Data Management segment to the Services segment. In addition, following implementation of our new enterprise resource planning system completed during the December 2006 quarter, we refined the methodology of allocating maintenance revenues among our enterprise segments. The maintenance analysis largely impacts our Data Center Management segment, offset by the impact to our Security and Data Management segment. As a result of these revisions, we have recast segment information for fiscal 2007 to reflect the segment reporting structure described below.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of June 30, 2007, we operated in six operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Data Management. Our Security and Data Management segment focuses on providing large, medium, and small-sized business with solutions for compliance and security management, endpoint security, messaging management, and data protection management software solutions that allow our customers to secure, provision, backup, and remotely access their laptops, PCs, mobile devices, and servers.

•	Data Center Management. Our Data Center Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. In addition, our services, including maintenance and technical support, managed security services, consulting, education, and threat and early warning systems, help customers optimize and maximize their Symantec technology investments.

•	Altiris. Our Altiris segment provides information technology management software that enables businesses to easily manage and service network-based endpoints. This allows customers to better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, patent settlement, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.

The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and certain income and expenses. Except for goodwill, as disclosed in Note 5, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property,

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

		Security
	Consumer	and Data	Data Center				Total
	Products	Management	Management	Services	Altiris(a)	Other	Company
	(In thousands)

Three months ended June 30, 2007:
Net revenues	$423,750	$423,261	$399,225	$81,146	$72,715	$241	$1,400,338
Operating income (loss)	233,709	128,348	142,676	(23,322)	16,402	(363,617)	134,196
Depreciation and amortization expense	1,604	7,703	13,749	3,097	257	187,035	213,445
Three months ended June 30, 2006:
Net revenues	$381,778	$404,289	$368,054	$71,914	$39,829	$4	$1,265,868
Operating income (loss)	240,390	104,875	129,885	(10,997)	20,333	(340,414)	144,072
Depreciation and amortization expense	1,165	8,672	12,759	2,816	131	181,333	206,876

(a)	Included in the Altiris segment are the GhostTM, pcAnywhereTM, and LiveStateTM Delivery products which we moved from the Security and Data Management segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include references to the expected results of the cost savings initiative that was announced in January 2007 and our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We encourage you to read this section carefully.

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

On April 6, 2007, we completed our acquisition of Altiris, Inc., a leading provider of IT management software that enables businesses to easily manage and service network-based endpoints. We used approximately $841 million of our cash and cash equivalents to fund the acquisition, which amount was net of Altiris’ cash and cash equivalents balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. During the June 2007 quarter, we added an additional segment which consists of the Altiris products. We also moved our Ghosttm, pcAnywheretm, and LiveStatetm Delivery products from the Security and Data Management segment to the Altiris segment. We also moved our Managed Security Services and DeepSight products and services from the Security and Data Management segment to the Services segment. In addition, following implementation of our new enterprise resource planning system completed during the December 2006 quarter, we refined the methodology of allocating maintenance revenues among our enterprise segments. This change largely positively impacts our Data Center Management segment to the offsetting detriment of the Security and Data Management segment. These initiatives have resulted in us recasting our segment data for all periods presented.

As of June 30, 2007, we had six operating segments, descriptions of which are provided in Note 13 of Notes to Condensed Consolidated Financial Statements.

Financial Results and Trends

Our net income was $95 million for the three-months ended June 30, 2007 as compared to our net income of $101 million for the three-months ended June 30, 2006. The lower net income for the June 2007 quarter as compared to the June 2006 quarter was primarily due to higher sales and marketing expenses and a restructuring charge of $19 million incurred in the June 2007 quarter related to the 2007 cost savings initiative discussed below. During the June 2007 quarter, employee headcount increased by approximately 3% from March 31, 2007 and by approximately 10% from June 30, 2006, partially as a result of our acquisition of Altiris.

Revenue for the three months ended June 2007 was 11% higher than revenue for the three months ended June 2006. For the three months ended June 30, 2007, we delivered revenue growth across all of our geographic regions as compared to the three months ended June 2006 and experienced revenue growth in all of our segments. This growth was largely due to our having a higher deferred revenue balance at the beginning of the June 2007 quarter than at the beginning of the June 2006 quarter, which resulted in a larger amount of deferred revenue being converted into revenue in the fiscal 2008 period versus the fiscal 2007 period. The factors contributing to the growth in deferred revenue are discussed more fully in “Results of Operations” below. We believe our revenue growth is also attributable to increased awareness of Internet-related threats around the world and demand for storage solutions.

Weakness in the U.S. dollar compared to foreign currencies positively impacted our international revenue growth by approximately $38 million during the three months ended June 30, 2007 as compared to the June 2006 quarter. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

In the fourth quarter of fiscal 2007, we implemented a cost savings initiative, which included a workforce reduction of approximately five percent worldwide. Once these cost reductions are fully implemented, we expect to save approximately $200 million in costs on an annualized basis. The cost savings initiative resulted in a restructuring charge of $19 million in the first quarter of fiscal 2008. We expect that the cost savings initiative will result in an additional restructuring charge in other future periods.

Our gross margins and operating expenses were affected in the June 2007 quarter, and we expect them to be affected in future periods, as a result of recent changes in the terms of some of our relationships with key Original Equipment Manufacturers, or OEMs. We have negotiated new contract terms with some of our OEM partners, which have resulted in payments to OEM partners being included as Operating expenses rather than Cost of revenues. In general, payments to OEMs made on a placement fee per unit basis will be treated as Operating expenses, while payments based on a revenue-sharing model will be amortized as Cost of revenues. As a result of these recent changes, we expect Cost of revenues to decrease and we expect Operating expenses to increase. The increase in Operating expenses will more than offset the decrease in Cost of revenues because placement fee arrangements are expensed on an estimated average cost basis, while revenue-sharing arrangements are amortized ratably over a one-year period, and because payments to OEMs have increased.

Critical Accounting Estimates

On April 1, 2007, we adopted a new pronouncement related to income taxes, as discussed under the Significant Accounting Policies portion of Note 1. Other than this, there have been no significant changes in our critical accounting estimates during the three-months ended June 30, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Net revenues	$1,400,338	$1,265,868
Period over period increase	$134,470
	11%

The increase in revenue for the three months ended June 30, 2007 over the same prior year period is primarily due to higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of the June 2007 quarter than at the beginning of the June 2006 quarter. Our total deferred revenue was $2.163 billion and $2.754 billion at the beginning of the first quarter of fiscal 2007 and 2008, and was $2.209 billion and $2.664 billion at the end of each such quarter, respectively. The higher deferred revenue balance at the beginning of the June 30, 2007 quarter is due to a greater portion of the revenue from deals being subject to deferral in the Company’s fiscal year ended March 31, 2007 compared to the prior year. This increase in deferred revenue is the result of our doing more multi-year deals, selling more services along with our license and maintenance arrangements, and the combination of our buying programs for all of our enterprise offerings, which resulted in a change in the vendor-specific objective evidence, VSOE, of pricing for our storage and availability offerings. The increase in June 2007 quarter revenues was augmented by $42 million as a result of growth in demand for our Consumer products.

Furthermore, June 2007 quarter revenues increased $37 million due to the sales of products acquired through our April 6, 2007 acquisition of Altiris for which there is no comparable revenue in the June 2006 quarter. The segment discussions that follow further describe the revenue increases. Included in the total net revenues increase is a favorable foreign currencies impact of $38 million in the June 2007 quarter compared to the June 2006 quarter.

As a result of our initiative to offer customers a more comprehensive solution to protect and manage a global IT infrastructure, we expect to sell more services with our license and maintenance contracts. VSOE may not exist for some of these services, which will result in our recognizing an increased amount of deferred revenue, and increased classification of revenues as Content, subscriptions, and maintenance revenue, from these contracts. We also increased the amount of maintenance renewals sold with a license component, resulting in a larger portion of revenues associated with contracts being classified as Content, subscriptions, and maintenance revenue, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately.

Content, subscriptions, and maintenance revenues

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Content, subscriptions, and maintenance revenues	$1,086,518	$917,546
Percentage of total net revenues	78%	72%
Period over period increase	$168,972
	18%

Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period. Beginning with the release of our 2006 consumer products that include content updates in the December 2005 quarter, we recognize revenue related to these products ratably. As a result, this revenue has been classified as Content, subscriptions, and maintenance beginning in the December 2005 quarter. In addition, as noted above, increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter have impacted revenue recognition. These changes cause a larger portion of revenue associated with contracts to be classified as Content, subscriptions, and maintenance revenue instead of Licenses revenue.

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

Content, subscriptions, and maintenance revenues increased in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to a $109 million increase related to enterprise products and services, excluding acquired Altiris products, as a result of higher amortization of deferred revenue.

Revenue related to our Consumer Products increased $48 million in the June 2007 quarter as compared to the June 2006 quarter primarily due to growth in sales of Norton Internet Security products and in online revenues due to growth in the use of the Internet, and increased awareness and sophistication of security threats. Further, June 2007 quarter revenues increased $12 million due to the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the June 2006 quarter.

Licenses revenues

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Licenses revenues	$313,820	$348,322
Percentage of total net revenues	22%	28%
Period over period increase (decrease)	$(34,502)
	(10%)

Licenses revenues decreased in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to an aggregate decrease in revenues from the Security and Data Management and Data Center Management segments of $50 million as a result of a decreased volume of large transactions. The June 2007 quarter decrease is partially offset by an increase of $25 million due to the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the June 2006 quarter.

Net revenues by segment

Consumer Products segment

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Consumer Products revenues	$423,750	$381,778
Percentage of total net revenues	30%	30%
Period over period increase	$41,972
	11%

Consumer Products revenues increased in the three-month period ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to an aggregate increase of $76 million in revenue from our Norton Internet Security and Norton 360 products. This increase was partially offset by aggregate decreases in revenue from our Norton AntiVirus and Norton System Workstm products of $30 million. These decreases resulted from our customers’ continued migration to the Norton Internet Security products and to our new Norton 360 products, which offer broader protection to address the rapidly changing threat environment. Our electronic orders include Original Equipment Manufacturers, or OEM, subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of our Norton Internet Security products, Norton 360 products, and our Norton

AntiVirus products) grew by $51 million in the June 2007 quarter as compared to the June 2006 quarter. Included in the total Consumer Products increase is a favorable foreign currencies impact of $14 million in the June 2007 quarter compared to the June 2006 quarter.

Security and Data Management segment

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Security and Data Management revenues	$423,261	$404,289
Percentage of total net revenues	30%	32%
Period over period increase	$18,972
	5%

The increase in revenues from our Security and Data Management segment in the three-month period ended June 30, 2007 as compared to the three-months ended June 30, 2006 was primarily due to an aggregate increase in revenue from our Enterprise Messaging, Compliance, and Backup products of $14 million as a result of higher amortization of deferred revenue, driven by a higher amount of deferred revenue at the beginning of the quarter than at the beginning of the comparable period last year, for the reasons discussed above. Included in the total Security and Data Management increase is a favorable foreign currencies impact of $11 million in the June 2007 quarter compared to the June 2006 quarter.

Data Center Management segment

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Data Center Management revenues	$399,225	$368,054
Percentage of total net revenues	29%	29%
Period over period increase	$31,171
	8%

The increase in Data Center Management revenue in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to an aggregate increase in revenue from our NetBackup and Storage Foundation products of $26 million driven by increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of the quarter than at the beginning of the comparable period last year, for the reasons discussed above. Included in the total in Data Center Management increase is a favorable foreign currencies impact of $10 million in the June 2007 quarter compared to the June 2006 quarter

Services segment

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Services revenues	$81,146	$71,914
Percentage of total net revenues	6%	6%
Period over period increase	$9,232
	13%

Revenue from our Services segment increased in three-month period ended June 30, 2007 as compared to the three months ended June 30, 2006 due to increased demand in our service offerings and the contribution to Service revenues of service offerings acquired in our acquisition of Company-i.

Altiris segment

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Altiris revenues	$72,715	$39,829
Percentage of total net revenues	5%	3%
Period over period increase	$32,886
	*

*	Percentage not meaningful

The increase in Altiris revenue in the three-month period ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to $37 million in sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the June 2006 quarter. This amount was offset slightly by the continued decline in sales of our pcAnywhere product.

Other segment

Our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three-month period ended June 30, 2007 and 2006 were immaterial.

Net revenues by geographic region

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

North America (U.S. and Canada)	$725,005	$668,478
Percentage of total net revenues	52%	53%
Period over period increase	$56,527
EMEA (Europe, Middle East, Africa)	$457,804	$397,547
Percentage of total net revenues	33%	31%
Period over period increase	$60,257
Asia Pacific/Japan	$191,086	$174,476
Percentage of total net revenues	14%	14%
Period over period increase	$16,610
Latin America	$26,443	$25,367
Percentage of total net revenues	2%	2%
Period over period increase	$1,076

International revenues increased in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 primarily due to the growth in revenues from our Consumer Products of $31 million, driven by sales of Norton Internet Security Products, growth in revenues from our Data Center Management products of $22 million, increased demand for products related to the standardization and simplification of data center infrastructure, and sales of products acquired through our acquisition of Altiris of $13 million for which there is no comparable revenue in the June 2006 quarter. In North America, the increase from the June 2007 quarter compared to the June 2006 quarter was primarily due to sales of products acquired through our acquisition of Altiris of $24 million for which there is no comparable revenue in the June 2006 quarter, growth in revenues from our Security and Data Management products of $14 million, driven by increased sales in our channel-based business, and growth in revenues from our Consumer Products of $11 million, driven by Norton Internet Security. Both domestic and international revenue from enterprise offerings were positively impacted by higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of the quarter than at the beginning of the comparable period last year, for the reasons discussed above. Foreign currencies had a favorable impact on net revenues of $38 million in the June 2007 quarter compared to the June 2006 quarter.

We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Cost of revenues	$310,264	$298,659
Gross margin	78%	76%
Period over period increase	$11,605
	4%

Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due primarily to higher revenues more than offsetting year over year increases in services and technical support costs. We anticipate that our net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have a higher Cost of revenues than our software products. Gross margin was also impacted as the terms of several of our OEM arrangements changed from revenue-sharing arrangements to placement fee arrangements during fiscal 2007. Placement fee arrangements are expensed on an estimated average cost basis as sales and marketing expenses, while revenue-sharing arrangements are amortized as Cost of revenues ratably over a one-year period.

Cost of content, subscriptions, and maintenance

	Three Months Ended June 30,
	2007	2006
	($ in thousands)

Cost of content, subscriptions, and maintenance	$209,666	$195,136
As a percentage of related revenue	19%	21%
Period over period increase	$14,530
	7%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The quarter over quarter decrease in margin is primarily driven by higher revenues more than offsetting increases in Technical Support and Services expenses.

We expect our cost of content, subscriptions and maintenance to be affected in future periods as a result of recent changes in the terms of some of our key OEM relationships, as discussed above under “Financial Results and Trends”.

Cost of licenses

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Cost of licenses	$11,238	$15,912
As a percentage of related revenue	4%	5%
Period over period increase (decrease)	$(4,674)
	(29)%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses decreased as a percentage of the related revenue in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. The quarter over quarter decrease in absolute dollars is primarily due to high obsolete reserves in the June 30, 2006 quarter due to the Company’s decision to exit certain aspects of the appliance business.

Amortization of acquired product rights

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Amortization of acquired product rights	$89,360	$87,611
Percentage of total net revenues	6%	7%
Period over period increase (decrease)	$1,749
	2%

Acquired product rights are comprised of developed technologies, revenue-related order backlog and contracts, and patents from acquired companies. The amortization in June 2007 and June 2006 quarter is primarily associated with the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.3 billion in acquired product rights which are being amortized over their expected useful lives of three months to five years. We amortize the fair value of all other acquired product rights over their expected useful lives, generally one to eight years. Amortization in the June 2007 quarter was higher than the June 2006 quarter primarily resulting from amortization associated with the Altiris acquisition, which was offset in part by certain acquired product rights becoming fully amortized. For further discussion of acquired product rights and related amortization, see Notes 4 and 5 of the Notes to Consolidated Financial Statements.

Operating Expenses

Sales and marketing expenses

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Sales and marketing	$568,530	$467,449
Percentage of total net revenues	41%	37%
Period over period increase	$101,081
	22%

The increase in sales and marketing expense in the three month period ended June 30, 2007 as compared to the comparable period last year was primarily due to an increase in headcount and the change in our OEM expense model. The increase in headcount contributed approximately $65 million in employee compensation expense. The remaining increase is a result of changes in our OEM arrangements discussed above under “Financial Results and Trends”, which accounted for $42 million of the increase from the June 2006 quarter. We expect sales and marketing expenses to continue to increase for the remainder of fiscal 2008 compared to the comparable fiscal 2007 periods due to recent changes in the terms of some of our key OEM relationships, as discussed above.

Research and development expenses

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Research and development	$225,578	$213,195
Percentage of total net revenues	16%	17%
Period over period increase	$12,383
	6%

The increase in research and development expenses in the three-month period ended June 2007 as compared to the comparable period last year was due primarily to an increase in employee headcount, resulting in additional employee compensation expense.

General and administrative expenses

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

General and administrative	$85,845	$78,621
Percentage of total net revenues	6%	6%
Period over period increase	$7,224
	9%

General and administrative expense remained relatively consistent as a percentage of revenues for the three-month period ended June 30, 2007 as compared to the comparable period last year.

Amortization of other intangible assets

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Amortization of other intangible assets	$56,925	$50,614
Percentage of total net revenues	4%	4%
Period over period increase	$6,311
	12%

Other intangible assets are comprised of customer base, trade names, partnership agreements, and marketing-related assets. The increased amortization in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is primarily associated with the acquisitions of Company-i Limited, and 4FrontSecurity, Inc. that occurred during fiscal 2007, and the acquisition of Altiris, which occurred during the three months ended June 30, 2007. We recorded $223 million of intangible assets related to the Altiris acquisition, which will be amortized over their useful lives of one to eight years. For further discussion of other intangible assets and related amortization, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Restructuring

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Restructuring	$19,000	$13,258
Percentage of total net revenues	1%	1%
Period over period increase	$5,742
	43%

In the three months ended June 30, 2007, we recorded approximately $19 million of restructuring expenses related to the 2007 cost savings initiative announced in January 2007. The costs recorded during the three months ended June 30, 2007 were related primarily to employee severance payments. For further discussion on restructuring, see Note 9 of Notes to the Condensed Consolidated Financial Statements.

In the June 2006 quarter, we recorded $13 million of restructuring costs. These restructuring costs related to executive severance and to severance, associated benefits, and outplacement services for the termination of 184 redundant employees located in the United States, Europe, and Asia Pacific.

Non-operating Income and Expense

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Interest income	$20,821	$27,816
Interest expense	(6,291)	(6,678)
Other income (expense), net	1,266	(182)

Total	$15,796	$20,956

Percentage of total net revenues	1%	2%
Period over period decrease	$(5,160)
	(25)%

The decrease in interest income in the three months ended June 30, 2007 as compared to the comparable period last year was due primarily to a lower average balance of our invested cash and available-for-sale securities due to our use of cash for the repurchase of our stock on the open market and the purchase of Altiris.

Interest expense in the three months ended June 30, 2007 as compared to the comparable period last year remained relatively consistent.

Provision for Income Taxes

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Provision for income taxes	$54,786	$64,494
Effective income tax rate	36.5%	39%
Period over period decrease	$(9,708)
	(15)%

The effective tax rate was approximately 36.5% and 39% for the three-month periods ended June 30, 2007 and 2006. The effective tax rate for both periods is impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income taxes and non-deductible stock-based compensation resulting from the adoption of SFAS No. 123R, Share-Based Payment. The higher effective tax rate for the

June 2006 quarter includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition income tax return.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective April 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions, by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $18 million, resulting in a decrease to Veritas goodwill of $11 million, an increase of $6 million to the April 1, 2007 Retained earnings balance, and a $1 million increase in Paid in Capital. Upon adoption, the gross liability for unrecognized tax benefits at April 1, 2007 was $455 million, exclusive of interest and penalties. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments and state income taxes as well as payments made to date. Of the total unrecognized tax benefits, $89 million, if recognized, would favorably affect the company’s effective tax rate while the remaining amount would affect goodwill. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $350 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

We believe realization of substantially all of our net deferred tax assets as of June 30, 2007 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Risk Factors, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We assess the need for an additional valuation allowance on a quarterly basis.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties relating to these uncertain tax positions. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. As a United States company with significant international activities and operations, we make transfer pricing determinations with respect to transfers of intellectual property, goods and services between and among us and our foreign subsidiaries. These pricing determinations can be complex and are subject to challenge by taxing authorities in the various tax jurisdictions in which we and our subsidiaries operate. From time to time, we receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have reported to such authority, and we are regularly engaged in discussions, and sometimes disputes, with these tax authorities. Our current disputes with the U.S. Internal Revenue Service, which relate in large part to transfer pricing matters, are an example of this type of matter. If our transfer pricing methodologies are successfully challenged in the matters currently in dispute, it is likely that subsequent inter-company transfers that have been valued using similar methodologies will also be challenged.

If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended
	June 30,
	2007	2006
	($ in thousands)

Net cash provided by (used for)
Operating activities	$351,309	$368,240
Investing activities	(1,111,273)	(14,138)
Financing activities	(437,060)	952,388
Effect of exchange rate fluctuations on cash and cash equivalents	12,039	63,405

Net change in cash and cash equivalents	$(1,184,985)	$1,369,895

As of June 30, 2007, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $2.0 billion, of which 27% was held domestically and the remainder was held outside of the U.S. In April 2007, we completed our acquisition of Altiris, Inc. We used approximately $841 million of our domestic cash and cash equivalents balance to fund the purchase price of Altiris, which amount is net of Altiris’ cash and cash equivalents balances.

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

For additional information regarding the Senior Notes and related transactions, see Note 6 of the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference. For information regarding the deferred tax asset established in connection with the note hedge transactions, see Note 6 of the Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007, in accordance with the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

During April 2006, we purchased two office buildings totaling approximately 236,000 square feet in Cupertino, California for $81 million. Approximately 64,000 square feet is leased to a third party.

On January 24, 2007, we announced that the Board of Directors authorized the repurchase of $1 billion of Symantec common stock without a scheduled expiration date. As of June 30, 2007, we have completed the $1 billion share repurchase program. On June 14, 2007, we announced that our Board of Directors authorized the repurchase of an additional $2 billion of Symantec common stock, without a scheduled expiration date. As of June 30, 2007 we have not made any repurchases under this plan.

We believe that our cash balances, cash that we generate over time from operations, and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Operating activities

Net cash provided by operating activities during the three-months ended June 30, 2007 resulted largely from net income of $95 million, plus non-cash depreciation and amortization charges of $213 million and non-cash stock-based compensation expense of $41 million. Trade accounts receivable decreased $141 million due to strong cash collections. This was substantially offset by decreases in deferred revenue, of $110 million, reflecting amortization of deferred revenue into revenue during the quarter.

Net cash provided by operating activities during the June 2006 quarter resulted largely from net income of $101 million, plus non-cash depreciation and amortization charges of $207 million and non-cash stock-based compensation expense of $37 million. Trade accounts receivable decreased $144 million due to strong cash collections. This was substantially offset by decreases in current liabilities, reflecting payments of accounts payable, accrued compensation and benefits, and income taxes.

Investing Activities

Net cash used by investing activities during the three-months ended June 30, 2007 was primarily the result of the use of $841 million to fund the purchase price of Altiris, which amount is net of Altiris’ cash and cash equivalents balances, capital expenditures of $75 million and purchases of short term investments of $301 million. This was offset by proceeds from sales of short term investments of $104 million.

Net cash provided by investing activities during the June 2006 quarter was primarily the result of $147 million of proceeds from sales of available-for-sale securities substantially offset by purchases of available-for-sale securities of $13 million and capital expenditures of $147 million, which included $81 million for the purchase of two office buildings in Cupertino, California.

Financing Activities

During the three-month period ended June 30, 2007, we repurchased 25 million shares of our common stock, under the plan announced in January 2007, at prices ranging from $19.40 to $20.14 per share for an aggregate amount of $500 million. During the three-month period ended June 30, 2006, we repurchased 57 million shares at prices ranging from $15.61 to $17.74 per share for an aggregate amount of $891 million. As of June 30, 2007, $2.0 billion remained authorized for future repurchases. For further information regarding stock repurchase activity see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this quarterly report and Note 6 of the Notes to Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.

In the three-months ended June 30, 2007 and 2006, we received net proceeds of $62 million and $40 million, respectively, from the issuance of our common stock through employee stock plans.

In the June 2006 quarter, we issued the Senior Notes for net proceeds of approximately $2.1 billion. We used $891 million of the proceeds to repurchase shares of our common stock. We also purchased hedges related to the Senior Notes for $592 million and received proceeds of $326 million from the sale of common stock warrants.

Contractual Obligations

Convertible senior notes

Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of June 30, 2007, the conditions to convertibility of the Senior Notes had not been met.

Purchase obligations

We enter into purchase obligations in the normal course of our business. There were no significant changes in our purchase obligations during the three months ended June 30, 2007 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Development agreement

During fiscal 2006, we entered into an agreement in connection with the construction of, or refurbishments to, a building in Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. The remaining commitment under the agreement is $70 million as of June 30, 2007.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of June 30, 2007, all such obligations are immaterial.

Leases

We lease office space in North America (principally in the United States) and various locations throughout the world. There were no significant changes in our operating lease commitments during the three-months ended June 30, 2007 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

We provide limited product warranties and the majority of our software license agreements contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. Historically, payments made under these provisions have been immaterial. We monitor the conditions that are subject to indemnification to identify if a loss has occurred.

Uncertain tax positions

Upon adoption of FIN 48 on April 1, 2007, we reflected $6 million in current taxes payable and $350 million in long-term taxes payable related to unrecognized tax benefits. We also recorded additional long-term taxes payable of $64 million in the three months ended June 30, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

Norton agreement

On June 20, 2007, the Company and Peter Norton amended the Amended Agreement Respecting Certain Rights of Publicity dated August 31, 1990, concerning Symantec’s license to Peter Norton’s publicity rights. As a result of this amendment the Company has recorded a long-term liability for the net present value of the payments of $29 million with $7 million due in the last three quarters of fiscal 2008, $8 million in 2009, $6 million in 2010, $4 million in 2011, $2 million in 2012, and an immaterial amount thereafter.

Purchase price adjustment

On December 1, 2006, we completed our acquisition of Company-i Limited for $26 million in cash. The purchase price was subject to an adjustment of up to $11 million in cash if Company-i achieved certain billings targets by March 31 or September 30, 2007 or September 30, 2008. During the June quarter, we determined that the billing target was met as of June 29, 2007 and therefore recorded a liability of approximately $12 million including the effects of foreign exchange and booked an adjustment to goodwill, in accordance with SFAS No. 141, Business Combinations. We expect to make this payment during the second quarter of fiscal 2008.

Huawei Technologies Joint Venture

In May 2007, we signed an agreement to form a joint venture with Huawei Technologies Co., Ltd. Upon the closing of the joint venture, we will contribute storage and security software and $150 million in cash in return for a 49% interest in the entity. The joint venture is expected to close late in calendar year 2007, pending required regulatory and governmental approvals.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the three months ended June 30, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to this Item may be found in Note 12 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Item 1 by reference.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. There have been no material changes in our risks from such description.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three-month period ended June 30, 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
			As part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
				(In millions)

March 31, 2007 to April 27, 2007	—	—	—	$500
April 28, 2007 to May 25, 2007	16,512,505	$19.68	16,512,505	$175
May 25, 2007 to June 29, 2007	8,787,644	$19.91	8,787,644	$2,000

Total	25,300,149	$19.76	25,300,149

On June 14, 2007, we announced that our board of directors authorized an additional $2 billion share repurchase program, with no scheduled expiration date. As of the date of filing this quarterly report, we have not effected any repurchases under this program. For information with regard to our stock repurchase programs, including programs completed during the period covered by this Report, see Note 7 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6.	Exhibits

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.01		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation					X
10.02	*	Form of FY08 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.02	05/07/07
10.03	*	Form of FY08 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments					X
10.04	*	FY08 Long Term Incentive Plan					X
10.05	*	Symantec Executive Retention Plan					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: August 7, 2007

EXHIBIT INDEX

Incorporated by Reference
Exhibit				File		Filing	Filed
Number		Exhibit Description	Form	No.	Exhibit	Date	Herewith

10.01		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation					X
10.02	*	Form of FY08 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.02	05/07/07
10.03	*	Form of FY08 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments					X
10.04	*	FY08 Long Term Incentive Plan					X
10.05	*	Symantec Executive Retention Plan					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.
††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.