Form 10-Q
period 2007-09-28
SYMANTEC CORP
filed 2007-11-05
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2007
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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 26, 2007: 867,277,815 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$1,388,364	$2,559,034
Short-term investments	627,478	428,619
Trade accounts receivable, net	601,837	666,968
Inventories	32,735	42,183
Deferred income taxes	172,422	165,323
Other current assets	206,840	208,920

Total current assets	3,029,676	4,071,047
Property and equipment, net	1,125,560	1,092,240
Acquired product rights, net	788,884	909,878
Other intangible assets, net	1,315,003	1,245,638
Goodwill	10,948,364	10,340,348
Other long-term assets	59,264	63,987
Non-current deferred income taxes	49,998	27,732

Total assets	$17,316,749	$17,750,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,422	$149,131
Accrued compensation and benefits	324,236	307,824
Current deferred revenue	2,265,575	2,387,733
Income taxes payable	40,520	238,486
Other current liabilities	191,500	234,915

Total current liabilities	2,991,253	3,318,089
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	333,022	366,050
Non-current deferred tax liabilities	277,041	343,848
Long-term income taxes payable	424,595	—
Other long-term obligations	85,419	21,370

Total liabilities	6,211,330	6,149,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,248,600 and 1,283,113 shares issued at September 30, 2007 and March 31, 2007; 864,949 and 899,417 shares outstanding at September 30, 2007 and March 31, 2007)	8,650	8,994
Capital in excess of par value	9,495,987	10,061,144
Accumulated other comprehensive income	195,814	182,933
Retained earnings	1,404,968	1,348,442

Total stockholders’ equity	11,105,419	11,601,513

Total liabilities and stockholders’ equity	$17,316,749	$17,750,870

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except net income per share data)

Net revenues:
Content, subscriptions, and maintenance	$1,117,165	$955,025	$2,203,683	$1,872,571
Licenses	301,924	305,383	615,744	653,705

Total net revenues	1,419,089	1,260,408	2,819,427	2,526,276
Cost of revenues:
Content, subscriptions, and maintenance	205,572	203,524	415,238	398,660
Licenses	9,892	11,539	21,130	27,451
Amortization of acquired product rights	89,062	85,338	178,422	172,949

Total cost of revenues	304,526	300,401	614,790	599,060

Gross profit	1,114,563	960,007	2,204,637	1,927,216
Operating expenses:
Sales and marketing	595,162	464,589	1,163,692	932,038
Research and development	221,057	218,250	446,635	431,445
General and administrative	86,405	80,076	172,250	158,697
Amortization of other purchased intangible assets	56,926	50,480	113,851	101,094
Restructuring	9,578	6,220	28,578	19,478
Write-down of intangible assets	86,546	—	86,546	—

Total operating expenses	1,055,674	819,615	2,011,552	1,642,752

Operating income	58,889	140,392	193,085	284,464
Interest income	19,179	34,983	40,000	62,799
Interest expense	(6,617)	(8,052)	(12,908)	(14,730)
Other income, net	1,965	15,581	3,231	15,399

Income before income taxes	73,416	182,904	223,408	347,932
Provision for income taxes	23,048	56,722	77,834	121,216

Net income	$50,368	$126,182	$145,574	$226,716

Net income per share — basic	0.06	0.13	0.16	0.23
Net income per share — diluted	0.06	0.13	0.16	0.22
Shares used to compute net income per share — basic	875,662	966,757	883,652	997,789
Shares used to compute net income per share — diluted	892,759	987,916	901,683	1,018,427

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$145,574	$226,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	127,689	126,381
Amortization	289,804	282,113
Stock-based compensation expense	81,734	82,629
Impairment of equity investments	—	2,841
Write-down of intangible assets	86,546	—
Deferred income taxes	(103,900)	(17,122)
Income tax benefit from stock options	17,268	10,843
Excess income tax benefit from stock options	(13,529)	(5,894)
(Gain) loss on sale of property and equipment	3,076	(16,716)
Other	—	(144)
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	118,986	119,617
Inventories	10,497	8,157
Accounts payable	7,647	(14,015)
Accrued compensation and benefits	(418)	(16,743)
Deferred revenue	(229,013)	22,628
Income taxes payable	131,436	(157,447)
Other operating assets and liabilities	8,881	(8,964)

Net cash provided by operating activities	682,278	644,880
INVESTING ACTIVITIES:
Capital expenditures	(138,029)	(236,487)
Proceeds from sale of property and equipment	—	86,904
Purchase of intangible assets	(14)	—
Cash payments for business acquisitions, net of cash and cash equivalents acquired	(852,272)	(4,590)
Purchases of available-for-sale securities	(640,570)	(42,492)
Proceeds from sales of available-for-sale securities	498,386	245,968

Net cash (used in) provided by investing activities	(1,132,499)	49,303
FINANCING ACTIVITIES:
Issuance of convertible senior notes	—	2,067,762
Purchase of hedge on convertible senior notes	—	(592,490)
Sale of common stock warrants	—	326,102
Repurchase of common stock	(899,984)	(1,866,318)
Net proceeds from sales of common stock under employee stock benefit plans	130,220	117,982
Repayment of long term liability	(7,604)	(520,000)
Taxes paid on vested restricted stock issuances	(3,050)	—
Excess tax benefit from stock options	13,529	5,894

Net cash used in financing activities	(766,889)	(461,068)
Effect of exchange rate fluctuations on cash and cash equivalents	46,440	59,049

Increase (decrease) in cash and cash equivalents	(1,170,670)	292,164
Beginning cash and cash equivalents	2,559,034	2,315,622

Ending cash and cash equivalents	$1,388,364	$2,607,786

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation (“we”, “us”, and “our” refer to Symantec Corporation and all of its subsidiaries) as of September 30, 2007 and March 31, 2007 and for the three and six month periods ended September 30, 2007 and 2006 have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements, but it does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation, primarily relating to changes in our segments as discussed in Note 13.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended September 30, 2007, March 31, 2007, and September 30, 2006 reflect amounts as of and for the periods ended September 28, 2007, March 30, 2007, and September 29, 2006, respectively. The three month periods ended September 30, 2007 and 2006 each comprised 13 weeks of activity. The six month periods ended September 30, 2007 and 2006 each comprised of 26 weeks of activity.

Significant accounting policies

On April 1, 2007, we adopted Financial Accounting Standards Board, or FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the six months ended September 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In August 2007, the Financial Accounting Standards Board (“FASB”) issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The proposed FSP would be effective for us on April 1, 2008. If the FSP is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant.

In February 2007, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.  Balance Sheet Information

	September 30,	March 31,
	2007	2007
	(In thousands)

Trade accounts receivable, net:
Receivables	$625,168	$687,580
Less: allowance for doubtful accounts	(9,062)	(8,391)
Less: reserve for product returns	(14,269)	(12,221)

Trade accounts receivable, net:	$601,837	$666,968

Property and equipment, net:
Computer hardware and software	$932,690	$842,691
Office furniture and equipment	243,932	282,838
Buildings	574,653	533,319
Leasehold improvements	249,206	237,843

	2,000,481	1,896,691
Less: accumulated depreciation and amortization	(988,507)	(917,357)

	1,011,974	979,334
Land	113,586	112,906

Property and equipment, net:	$1,125,560	$1,092,240

Note 3.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Net income	$50,368	$126,182	$145,574	$226,716
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	1,882	2,089	580	3,866
Change in cumulative translation adjustment, net of tax	4,207	160	12,301	24,224

Total other comprehensive income	6,089	2,249	12,881	28,090

Comprehensive income	$56,457	$128,431	$158,455	$254,806

Accumulated other comprehensive income as of September 30, 2007 and March 31, 2007 consists primarily of foreign currency translation adjustments, net of taxes. Unrealized gains and losses on available-for-sale investments, net of taxes, were immaterial for all periods presented.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Business Combinations

Company-i

On December 1, 2006, we completed our acquisition of Company-i Limited, or Company-i, a UK-based professional services firm that specialized in addressing key challenges associated with operating and managing a data center in the financial services industry, for $26 million in cash, including an immaterial amount for acquisition related expenses. The purchase price was subject to an adjustment of up to $11 million in cash if Company-i achieved certain billings targets by March 31 or September 30, 2007, or September 30, 2008. During the June 2007 quarter, we determined that the billing targets were met as of June 29, 2007 and therefore recorded a liability of approximately $12 million, including the effects of foreign exchange, and booked an adjustment to goodwill in accordance with SFAS No. 141, Business Combinations. The liability of $12 million was paid during the quarter ended September 30, 2007.

Altiris

On April 6, 2007, we completed our acquisition of 100% of the equity interest of Altiris Inc., or Altiris, a leading provider of information technology management software that enables businesses to easily manage and service network-based endpoints. The aggregate purchase price, including acquisition related costs, was approximately $1,045 million, of which approximately $841 million was paid in cash, which amount was net of Altiris’ cash and cash equivalents balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. The aggregate purchase price was allocated as of the date of acquisition as follows: goodwill, $633 million; other intangible assets, $223 million; net income tax liabilities, $139 million; developed technology, $90 million; and net tangible assets, $238 million. Goodwill resulted primarily from our expectation of synergies from the integration of Altiris’ service offerings with our service offerings. The amount allocated to Developed technology is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over its estimated useful life of one to six years. The amount allocated to Other intangible assets is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over its estimated useful life of three to eight years. The results of operations of Altiris have been included in our results of operations since its acquisition date. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures. Altiris is included in the new Altiris segment.

Huawei Technologies Joint Venture

In May 2007, we signed an agreement to invest in a joint venture with Huawei Technologies Co., Ltd., or the joint venture. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers. We will contribute storage and security software and $150 million in cash in return for a 49% interest in the joint venture. The joint venture is expected to close by early calendar year 2008, pending required regulatory and governmental approvals.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

		Security and
	Consumer	Data	Data Center			Total
	Products	Management(a)	Management	Services(a)	Altiris(a)	Company
	(In thousands)

Balance as of March 31, 2007	$102,810	$4,169,684	$5,400,718	$346,391	$320,745	$10,340,348
Goodwill acquired through business combination(b)	—	—	—	11,705	633,233	644,938
Goodwill adjustments(c),(d)	—	(12,472)	(14,799)	—	(9,651)	(36,922)

Balance as of September 30, 2007	$102,810	$4,157,212	$5,385,919	$358,096	$944,327	$10,948,364

(a)	In the June 2007 quarter, we revised our segment reporting structure, as discussed in Note 13. As a result of this revision, we have recast our prior year Goodwill balances for the Security and Data Management, Services, and Altiris segments to reflect the current reporting structure.

(b)	Reflects adjustments made to goodwill acquired through business combinations of approximately $12 million, including the effects of foreign exchange, for Company-i and approximately $633 million for Altiris. See Note 4 for further details.

(c)	On April 1, 2007, we adjusted the Security and Data Management segment Goodwill balance related to a prior acquisition as a result of the adoption of FIN 48. During the six months ended September 30, 2007, we adjusted the Goodwill balance associated with the Altiris acquisition as a result of tax adjustments to stock based compensation, lease payoffs, and restricted stock award reversals.

(d)	The decrease of $15 million in the Goodwill balance for the Data Center Management segment is attributable to the intangible asset write-down recorded during the second quarter of fiscal 2008. See Note 6 for further details.

Acquired product rights, net

Acquired product rights, net subject to amortization are as follows:

	September 30, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,674,953	$(929,014)	$745,939
Patents	72,221	(29,276)	42,945

	$1,747,174	$(958,290)	$788,884

	March 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,610,199	$(754,328)	$855,871
Patents	79,684	(25,677)	54,007

	$1,689,883	$(780,005)	$909,878

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three month periods ended September 30, 2007 and 2006, amortization expense for acquired product rights was $89 million and $85 million, respectively. During the six month periods ended September 30, 2007 and 2006, amortization expense for acquired product rights was $178 million and $173 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. The weighted-average remaining estimated lives of acquired product rights are approximately two years for developed technology and approximately three years for patents. The weighted-average remaining estimated life of acquired product rights is approximately two years. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of September 30, 2007, is estimated to be as follows (in thousands):

Remaing two quarters of fiscal 2008	$168,850
2009	334,485
2010	192,596
2011	60,431
2012	21,072
Thereafter	11,450

Total	$788,884

Other intangible assets, net

Other intangible assets, net subject to amortization are as follows:

	September 30, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,633,447	$(436,001)	$1,197,446
Trade name	147,842	(30,668)	117,174
Partnership agreements	2,300	(1,917)	383

	$1,783,589	$(468,586)	$1,315,003

	March 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,500,201	$(335,393)	$1,164,808
Trade name	107,207	(27,335)	79,872
Partnership agreements	2,300	(1,342)	958

	$1,609,708	$(364,070)	$1,245,638

During the three month periods ended September 30, 2007 and 2006, amortization expense for other intangible assets was $57 million and $50 million, respectively. During the six month periods ended September 30, 2007 and 2006, amortization expense for other intangible assets was $114 million and $101 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income. The weighted-average remaining estimated lives for other intangible assets are approximately six years for customer base, approximately eight years for trade name, and approximately one-half year for partnership agreements. The weighted-average remaining estimated life of other intangible assets is approximately six years.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of September 30, 2007, is estimated to be as follows (in thousands):

Remaining two quarters of fiscal 2008	$130,379
2009	215,657
2010	214,028
2011	213,289
2012	211,238
Thereafter	330,412

Total	$1,315,003

On June 20, 2007, we and Peter Norton amended the Amended Agreement Respecting Certain Rights of Publicity dated August 31, 1990, concerning Symantec’s license to Peter Norton’s publicity rights. The amendment replaced the royalty payments previously paid to Mr. Norton, based on certain product sales, with fixed monthly payments totaling $33 million through 2016 and made other conforming changes. As a result of this amendment, we recorded a long-term liability for the net present value of the payments of $29 million, an indefinite-lived intangible asset of $22 million, and a reduction of accrued royalties of $7 million for accrued royalties forgiven as part of the amendment. The indefinite-lived intangible asset will not be amortized and will be tested for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (as amended). During the second quarter of fiscal 2008 the Peter Norton indefinite-lived intangible asset of $22 million was reclassified from Developed technology, within Acquired product rights, net, to Trade name, within Other intangible assets, net.

Note 6.	Write-down of intangible assets

During the second quarter of fiscal 2008, we determined that certain tangible and intangible assets and liabilities of the Data Center Management segment did not meet the long term strategic objectives of the segment. Accordingly, we have recorded a write-down of $87 million to value these assets and liabilities at their respective estimated fair value. The fair value of these assets as a result of this write-down, $23 million, primarily consists of intangible assets of $18 million, and is included in Other current assets on the Condensed Consolidated Balance Sheet. The fair value of the liabilities totaling $10 million, are included in Other current liabilities on the Condensed Consolidated Balance Sheet.

Note 7.	Stock Transactions

Stock repurchases

During the three month period ended June 30, 2007, we repurchased 25 million shares of our common stock at prices ranging from $19.53 to $20.14 per share for an aggregate amount of $500 million, which completed the $1 billion share repurchase program announced in January 2007.

On June 14, 2007, we announced that our Board of Directors authorized the repurchase of an additional $2 billion of Symantec common stock. The repurchase authorization does not have a scheduled expiration date.

During the three month period ended September 30, 2007, we repurchased 22 million shares of our common stock at prices ranging from $17.61 to $19.70 per share for an aggregate amount of $400 million. As of September 30, 2007, an aggregate of $1.6 billion remained authorized for future repurchases under our authorized stock repurchase programs.

Note 8.	Stock-Based Compensation

We currently have in effect certain stock purchase plans, stock award plans, and equity incentive plans, as described in detail in Note 11 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected life	3 years	3 years	3 years	3 years
Expected volatility	33%	34%	33%	34%
Risk-free interest rate	4.9%	5.1%	4.7%	4.9%

The expected life of options is based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of the historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk-free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each Restricted Stock Unit, or RSU, is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each Employee Stock Purchase Plan, or ESPP, purchase right granted from July 1, 2005 onwards is equal to the 15% discount on shares purchased. We estimate forfeitures of options, RSUs, and ESPP purchase rights at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest.

Stock-based compensation expense

Stock-based compensation is classified in the Condensed Consolidated Statements of Income in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and six month periods ended September 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Cost of revenues — Content, subscriptions, and maintenance	$3,542	$3,897	$6,953	$6,761
Cost of revenues — Licenses	957	1,285	1,942	2,403
Sales and marketing	13,957	17,106	28,421	31,250
Research and development	14,842	16,906	29,008	31,004
General and administrative	7,692	6,616	15,410	11,211

Total stock-based compensation	40,990	45,810	81,734	82,629
Tax benefit associated with stock-based compensation expense	10,484	10,478	19,712	17,880

Net effect of stock-based compensation expense on net income	$30,506	$35,332	$62,022	$64,749

Net effect of stock-based compensation expense on net income per share — basic	$0.03	$0.04	$0.07	$0.06

Net effect of stock-based compensation expense on net income per share — diluted	$0.03	$0.04	$0.07	$0.06

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007, total unrecognized compensation cost related to unvested stock options, RSUs, and Restricted Stock Agreements, or RSAs, was $176 million, $66 million, and $3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of three years for stock options, two years for RSUs, and one year for RSAs.

The weighted-average fair value per share of options granted during the six months ended September 30, 2007 and 2006 was $5.68 and $4.81, respectively. The total intrinsic value of options exercised during the six months ended September 30, 2007 and 2006 was $89 million and $62 million, respectively.

The weighted-average fair value per share of RSUs granted during the six months ended September 30, 2007 and 2006 was $19.44 and $16.41, respectively. The total fair value of RSUs that vested during the six months ended September 30, 2007 and 2006 was $12 million and an immaterial amount, respectively.

Assumed Altiris Stock Options and Awards

In connection with our acquisition of Altiris, we assumed all of the outstanding options to purchase Altiris common stock. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.9075 shares of Symantec common stock for each share of Altiris common stock. In total, we assumed and converted Altiris options into options to purchase approximately 3 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Altiris RSUs into approximately 320,000 Symantec RSUs, based on the same exchange ratio. Furthermore, we assumed all outstanding Altiris RSAs which were converted into the right to receive cash of $33.00 per share upon vesting. The total value of the assumed RSAs on the date of acquisition was approximately $9 million, assuming no RSAs are forfeited prior to vesting. The total unrecognized compensation cost as of September 30, 2007 related to the Altiris unvested stock options, RSUs and RSAs, was $3 million, $2 million, and $3 million, respectively.

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

As of September 30, 2007, we had a restructuring and employee termination benefit accrual of $19 million, of which $10 million was included in Other accrued expenses and $9 million was included in Other long-term obligations on the Condensed Consolidated Balance Sheet. The restructuring accrual consists of $2 million related to the Altiris acquisition, $8 million related to accruals established for the fiscal year 2007 plans, $4 million related to restructuring accruals established for the fiscal 2006 plan, and $5 million related to a restructuring accrual assumed from the Veritas acquisition.

Restructuring charges

In fiscal 2007, we implemented restructuring plans to better align our expenses with our revenue expectations. The costs included amounts for severance, associated benefits, outplacement services, and termination of excess facilities. As of March 31, 2007, $46 million remained related to this accrual. During the six months ended September 30, 2007, we increased this accrual by approximately $27 million and paid approximately $65 million related to this accrual. As of September 30, 2007, $8 million remained in this accrual, which we expect to be paid by the end of fiscal 2010.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2006, we recorded restructuring costs related to severance, associated benefits, and outplacement services, and related excess facilities. As of March 31, 2007, $5 million remained related to this accrual, the majority of which relates to excess facilities. During the six months ended September 30, 2007, there were no material payments under, or adjustments to, this accrual. As of September 30, 2007, $4 million remained in this accrual, which we expect to be paid by the end of fiscal 2018.

Amounts related to restructuring expense are included in Restructuring on the Condensed Consolidated Statements of Income.

Acquisition-related restructuring

In connection with the Altiris acquisition, we recorded a restructuring accrual of $4 million related to severance, associated benefits, outplacement services, and related excess facilities. During the six months ended September 30, 2007, we paid approximately $2 million related to this accrual and decreased this accrual by an immaterial amount as we determined that the costs related to certain facilities would be less than originally accrued. The remaining accrual amount of $2 million will be paid over the remaining lease terms, ending at various dates through fiscal 2009.

In connection with the Veritas acquisition, we assumed a restructuring accrual related to the 2002 Veritas facilities restructuring plan. As of March 31, 2007, $4 million remained related to this accrual. During the six months ended September 30, 2007, we paid approximately $1 million related to this accrual and increased this accrual by $2 million as we determined that the costs related to certain facilities would be greater than originally accrued. The remaining accrual amount of $5 million will be paid over the remaining lease terms, ending at various dates through fiscal 2016.

Note 10.	Net Income Per Share

The components of net income per share are as follows:

	Three Months Ended
	September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net income per share — basic:
Net income	$50,368	$126,182	$145,574	$226,716
Weighted average number of common shares outstanding during the period	875,662	966,757	883,652	997,789

Net income per share — basic	$0.06	$0.13	$0.16	$0.23

Net income per share — diluted:
Net income	$50,368	$126,182	$145,574	$226,716
Weighted average number of common shares outstanding during the period	875,662	966,757	883,652	997,789
Shares issuable from assumed exercise of options using the treasury stock method	15,952	20,762	16,799	20,439
Dilutive impact of restricted stock units using the treasury stock method	1,145	397	1,232	199

Total shares for purposes of calculating diluted net income per share — diluted	892,759	987,916	901,683	1,018,427

Net income per share — diluted	$0.06	$0.13	$0.16	$0.22

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)

Stock options	64,828	71,775	64,972	73,180
Restricted stock units	10	51	13	25

For the three and six month periods ended September 30, 2007 and 2006, we excluded the effect of the Senior Notes and warrants for the reasons discussed in Note 6 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Note 11.	Income Taxes

The effective tax rate was approximately 31% for both three month periods and 35% for both six month periods ended September 30, 2007 and September 30, 2006, respectively. The effective tax rates for all periods are favorably impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income taxes and non-deductible stock-based compensation resulting from the adoption of SFAS No. 123(R), Share-Based Payment. Additionally, the effective tax rates for both September quarters are lower due to the benefit items described below. The September 2007 quarter includes a full 40% tax benefit related to the write-down of intangible and tangible assets related to the Data Center Management segment, as discussed in Note 6. The September 2006 quarter includes an $8 million tax benefit recorded for the final Internal Revenue Service, or IRS, audit settlement of Symantec’s fiscal years 2003 and 2004. Further, the tax expense for the six months ended September 30, 2006 includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition income tax return that was recorded in the June 2006 quarter.

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

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $18 million, resulting in a decrease to Veritas goodwill of $10 million, an increase of $7 million to the April 1, 2007 Retained earnings balance, and a $1 million increase in Capital in excess of par value. Upon adoption, the gross liability for unrecognized tax benefits at April 1, 2007 was $454 million, exclusive of interest and penalties. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, and state income taxes as well as payments made to date. Of the total unrecognized tax benefits, $88 million, if recognized would favorably affect our effective tax rate while the remaining amount would reduce Goodwill. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $350 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision, to the extent that the interest expense had been provided through the tax provision, or as a reduction to Goodwill if it had been recorded through purchase accounting. At April 1, 2007, before any tax benefits, we had $92 million of accrued interest and $13 million of accrued penalties on unrecognized tax benefits. Interest included in our provision for income taxes was approximately $10 million for the six months ended September 30, 2007.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded a net increase of unrecognized tax benefits of approximately $66 million during the six months ended September 30, 2007, of which $57 million is related to the acquisition of Altiris and is reflected in the purchase accounting for the acquisition.

We file income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 1995 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California and Japan. As of April 1, 2007, we are under examination by the IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years.

On June 26, 2006, we filed a petition with the U.S. Tax Court to protest a Notice of Deficiency from the IRS claiming that we owe $867 million, excluding penalties and interest, for the 2000 and 2001 tax years of Veritas. On August 30, 2006, the IRS answered our petition and the case has been docketed for trial in U.S. Tax Court and is scheduled to begin on June 30, 2008. In the March 2007 quarter, the IRS agreed to dismiss any penalty assessment, and we have otherwise agreed to settle several of the lesser issues (representing $35 million of the total assessment) for $7 million of tax. As a result, the outstanding issue represents $832 million of tax. No payments will be made on the assessment until the issue is definitively resolved. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, the incremental amounts due would be accounted for principally as additions to the Veritas purchase price as an increase to goodwill. Any incremental interest accrued related to periods subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.

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

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. On August 30, 2006, the IRS answered our petition and this matter has been docketed for trial in U.S. Tax Court and is scheduled to begin on June 30, 2008. We have subsequently agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS has also agreed to waive the assessment of penalties. We do not agree with the IRS on the $832 million remaining at issue. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. See Note 11 for additional information on this matter.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint, or CAC, was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. The defendants to this matter intend to defend this case vigorously. Because our liability, if any, cannot be reasonably estimated, no amounts have been accrued for this matter. An adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

After Veritas announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that Veritas and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that Veritas made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35 million settlement fund was established on March 25, 2005. Veritas’ insurance carriers provided for the entire amount of the settlement fund. In July 2007, the Court of Appeals vacated the settlement, finding that the notice of settlement was inadequate. The matter has been returned to the District Court for further proceedings, including reissuance of the notice. If the settlement is not approved, an adverse outcome in this matter could have a material adverse effect on our financial position and results of operations.

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

Beginning in the June 2007 quarter, we added an additional segment called Altiris that consists of the products we acquired as a result of our April 2007 acquisition of Altiris. We also moved (1) our Ghosttm, pcAnywheretm, and LiveStatetm Delivery products from the Security and Data Management segment to the Altiris segment, and (2) our Managed Security Services and DeepSight products and services from the Security and Data Management segment to the Services segment. In addition, following implementation of our new enterprise resource planning system completed during the December 2006 quarter, we refined the methodology of allocating maintenance revenues among our enterprise segments. The maintenance analysis largely impacts our Data Center Management segment, offset by the impact to our Security and Data Management segment. As a result of these revisions, we have recast segment information for fiscal 2007 to reflect the segment reporting structure described below. During the September 2007 quarter, we continued to refine our segment structure, and recast certain amounts from the Services segment to the Security and Data Management segment.

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. As of September 30, 2007, we operated in six operating segments:

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Security
	Consumer	and Data	Data Center				Total
	Products	Management	Management	Services	Altiris(a)	Other	Company
	(In thousands)

Three months ended September 30, 2007:
Net revenues	$433,508	$422,464	$398,355	$86,010	$78,424	$328	$1,419,089
Operating income (loss)	226,373	110,490	67,419	(9,522)	18,008	(353,879)	58,889
Depreciation and amortization expense	1,783	7,674	13,364	2,765	297	178,165	204,048
Three months ended September 30, 2006:
Net revenues	$394,382	$394,892	$363,778	$66,356	$40,933	$67	$1,260,408
Operating income (loss)	243,012	103,968	120,915	(11,207)	21,502	(337,798)	140,392
Depreciation and amortization expense	1,228	8,963	12,818	2,647	135	175,827	201,618
Six months ended September 30, 2007:
Net revenues	$857,258	$845,725	$797,580	$167,156	$151,139	$569	$2,819,427
Operating income (loss)	460,160	230,392	210,095	(24,399)	34,410	(717,573)	193,085
Depreciation and amortization expense	3,387	15,377	27,113	5,862	554	365,200	417,493
Six months ended September 30, 2006:
Net revenues	$776,161	$799,181	$731,832	$138,270	$80,762	$70	$2,526,276
Operating income (loss)	483,504	201,150	250,800	(14,510)	41,836	(678,316)	284,464
Depreciation and amortization expense	2,393	17,635	25,577	5,463	266	357,160	408,494

(a)	Included in the Altiris segment are the GhostTM, pcAnywhereTM, and LiveStateTM Delivery products which we moved from the Security and Data Management segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We encourage you to read that section carefully.

OVERVIEW

Our Business

We are a world leader in providing infrastructure software to protect individuals and enterprises from a variety of risks. We provide consumers, home offices, and small businesses with Internet security and personal computer, or PC, problem-solving products; we provide small and medium-sized businesses with software to provision, backup, secure, and remotely access their PCs and servers; we provide enterprise and large enterprise customers with security, storage and server management, data protection, and application performance management solutions; and we provide a full range of consulting and educational services to enterprises of all sizes. In addition, we continually work to enhance the features and functionality of our existing products, extend our product leadership, and create innovative solutions for our customers to address the rapidly changing threat environment. Founded in 1982, we have operations in 43 countries worldwide.

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

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Beginning in the June 2007 quarter, we added an additional segment called Altiris that consists of the products we acquired as a result of our April 2007 acquisition of Altiris, Inc. We also moved (1) our Ghosttm, pcAnywheretm, and LiveStatetm Delivery products from the Security and Data Management segment to the Altiris segment, and (2) our Managed Security Services and DeepSight products and services from the Security and Data Management segment to the Services segment. In addition, following implementation of our new enterprise resource planning system completed during the December 2006 quarter, we refined the methodology of allocating maintenance revenues among our enterprise segments. This change largely positively impacts our Data Center Management segment to the offsetting detriment of the Security and Data Management segment. These initiatives have resulted in us recasting our segment data for all periods presented.

As of September 30, 2007, we operated in six segments, descriptions of which are provided in Note 13 of Notes to Condensed Consolidated Financial Statements.

Financial Results and Trends

Our net income was $50 million and $146 million, respectively, for the three and six months ended September 30, 2007 as compared to our net income of $126 million and $227 million, respectively, for the three and six months ended September 30, 2006. The lower net income for the fiscal 2008 periods as compared to the fiscal 2007 periods was primarily due to higher sales and marketing expenses, an $87 million write-down in the September 2007 quarter related to non-strategic assets of the Data Center Management segment, and restructuring charges of $29 million incurred in the six months ended September 30, 2007 related to the 2007 cost savings initiative discussed below. During the September 2007 quarter, employee headcount increased by approximately 5% from March 31, 2007 and approximately 9% from September 30, 2006, primarily due to our April 2007 acquisition of Altiris.

Revenue for the three and six months ended September 30, 2007 was 13% and 12% higher, respectively, than revenue for the three and six months ended September 2006. For the three and six months ended September 30, 2007, we delivered revenue growth across all of our geographic regions as compared to the three and six months ended September 30, 2006 and experienced revenue growth in all of our segments. This growth was largely due to our having a higher deferred revenue balance at the beginning of the June and September 30, 2007 quarters than at the beginning of the June and September 30, 2006 quarters, which resulted in a larger amount of deferred revenue being converted into revenue in the fiscal 2008 periods compared to the fiscal 2007 periods. The factors contributing to the growth in revenue and deferred revenue are discussed more fully in “Results of Operations” below.

Weakness in the U.S. dollar compared to foreign currencies positively impacted our international revenue growth by approximately $41 million and $79 million, respectively, during the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. To the extent that international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

In the fourth quarter of fiscal 2007, we implemented a cost savings initiative, which included a workforce reduction of approximately five percent worldwide. We have substantially implemented these cost reductions and, as a result, we expect to save approximately $200 million in costs on an annualized basis. The cost savings initiative resulted in restructuring charges totaling $29 million in the first two quarters of fiscal 2008. The cost savings initiative may result in additional restructuring charges in future periods.

During the September 2007 quarter, we determined that specified tangible and intangible assets and liabilities of the Data Center Management segment did not meet the long term strategic objectives of the segment. Accordingly, we have recorded a write-down of $87 million to value these assets and liabilities at their respective estimated fair value.

Our gross margins and operating expenses were affected in the June and September 2007 quarters, and we expect them to be affected in future periods, as a result of recent changes in the terms of some of our relationships with key Original Equipment Manufacturers, or OEMs. We have negotiated new contract terms with some of our OEM partners, which have resulted in payments to OEM partners being included in our Condensed Consolidated Statements of Income as Operating expenses rather than Cost of revenues. In general, payments to OEMs made on a placement fee per unit basis will be treated as Operating expenses, while payments based on a revenue-sharing model will be amortized as Cost of revenues. As a result of these recent changes, we expect Cost of revenues to decrease and we expect Operating expenses to increase. The increase in Operating expenses will more than offset the decrease in Cost of revenues because placement fee arrangements are expensed on an estimated average cost basis, while revenue-sharing arrangements are amortized ratably over a one-year period, and because payments to OEMs have increased.

Critical Accounting Estimates

On April 1, 2007, we adopted a new pronouncement related to income taxes, as discussed under the Significant Accounting Policies portion of Note 1. Other than this, there have been no significant changes in our critical accounting estimates during the six months ended September 30, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Net revenues	$1,419,089	$1,260,408	$2,819,427	$2,526,276
Period over period increase	$158,681		$293,151
	13%		12%

The increase in revenues for the three months ended September 30, 2007 as compared to the comparable period last year is primarily due to higher amortization of deferred revenue as a result of the higher amount of deferred revenue at the beginning of the September 2007 period than at the beginning of the September 2006 period. Our total deferred revenue was $2.665 billion and $2.305 billion at the beginning of the three month periods ended September 30, 2007 and 2006, respectively, and was $2.599 billion and $2.325 billion at the end of the September 2007 and 2006 periods, respectively. The higher deferred revenue balance at the beginning of the September 2007 period is due to a greater portion of the revenue from transactions being subject to deferral in our fiscal year ended March 31, 2007 and in the first quarter of fiscal 2008 compared to the comparable prior year periods. This increase in deferred revenue is the result of closing more multi-year contracts, selling more services along with our license and maintenance arrangements, and the combination of our buying programs for all of our enterprise offerings, which resulted in a change in the vendor-specific objective evidence, VSOE, of fair value for our storage and availability offerings. The increase in the September 2007 quarter revenues was also augmented by $39 million as a result of prior period growth in demand for our Consumer products.

Furthermore, during the three month period ended September 2007, revenues increased $42 million due to the sales of products acquired through our April 6, 2007 acquisition of Altiris for which there is no comparable revenue in the same prior year period. Included in the total net revenues increase for the three months ended September 30, 2007 is a favorable foreign currency impact of $41 million.

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

The increase in revenues for the six month period ended September 30, 2007 as compared to the six month period ended September 30, 2006 is primarily due to higher amortization of deferred revenue as a result of the higher amount of deferred revenue at the beginning of the six month period ended September 30, 2007 period than at the beginning of the comparable prior year period. Our total deferred revenue was $2.754 billion and $2.163 billion at the beginning of the six month periods ended September 30, 2007 and 2006, respectively, and was $2.599 billion and $2.325 billion at the end of the six month periods ended September 30, 2007 and 2006, respectively, for the reasons discussed above. Furthermore, revenue for the six months ended September 30, 2007 was augmented by $81 million as a result prior period growth in demand for our Consumer Products. In addition, revenues for the six month period ended September 30, 2007 increased by $79 million due to the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the comparable prior year period. Also included in the total net revenues increase for the six months ended September 30, 2007 is a favorable foreign currency impact of $79 million.

The revenue increases during the three and six months ended September 30, 2007 discussed above are further described in the segment discussions that follow.

Content, subscriptions, and maintenance revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Content, subscriptions, and maintenance revenues	$1,117,165	$955,025	$2,203,683	$1,872,571
Percentage of total net revenues	79%	76%	78%	74%
Period over period increase	$162,140		$331,112
	17%		18%

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

Content, subscriptions, and maintenance revenues increased for the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods primarily due to increases of $105 million and $214 million, respectively, in revenue related to enterprise products and services, excluding acquired Altiris products. This increase in enterprise product and services revenue was largely attributable to higher amortization of deferred revenue, for reasons discussed above.

Revenue related to our Consumer Products increased $39 million and $81 million in the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods, respectively, primarily due to prior period growth in sales of Norton Internet Security products and in online revenues due to growth in the use of the Internet, and the increased awareness and sophistication of security threats. Furthermore, revenues for the three and six month periods ended September 30, 2007 increased $17 million and $28 million, respectively, due to the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the three and six month periods ended September 30, 2006.

Licenses revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Licenses revenues	$301,924	$305,383	$615,744	$653,705
Percentage of total net revenues	21%	24%	22%	26%
Period over period decrease	$(3,459)		$(37,961)
	(1)%		(6)%

Licenses revenues decreased in the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods primarily due to an aggregate decrease in revenues from the Security and Data Management and Data Center Management segments of $23 million and $72 million, respectively, as a result of increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter, causing a larger portion of revenue associated with contracts to be classified as content, subscriptions, and maintenance revenue instead of licenses revenue. The decreases in revenue for the three and six month periods ended September 30, 2007 are partially offset by an increase of $25 million and $51 million, respectively, due to the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the three and six month periods ended September 30, 2006.

Net revenues by segment

Consumer Products segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Consumer Products revenues	$433,508	$394,382	$857,258	$776,160
Percentage of total net revenues	31%	31%	30%	31%
Period over period increase	$39,126		$81,098
	10%		10%

Consumer Products revenues increased in the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods due to an aggregate increase of $77 million and $153 million, respectively, in revenue from our Norton Internet Security and Norton 360 products. These increases are due to the increase in demand of our products during prior periods, which became recognized as current period revenue. These increases are partially offset by aggregate decreases of $35 million and $65 million in revenue from our Norton AntiVirus and Norton System Workstm products in the three and six month periods ended September 30, 2007, respectively. These decreases resulted from our customers’ continued migration to the Norton Internet Security products and to our new Norton 360 products, which offer broader protection to address the rapidly changing threat environment. Our electronic orders include OEM, subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of our Norton Internet Security products, Norton 360 products, and our Norton AntiVirus products) grew by $33 million and $84 million in the three and six month periods ended September 30, 2007 as compared to the three and six month periods ended September 30, 2006, respectively. Included in the total Consumer Products increase is a favorable foreign currencies impact of $14 million and $28 million in the three and six month periods ended September 30, 2007 as compared to the three and six month periods ended September 30, 2006, respectively.

Security and Data Management segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Security and Data Management revenues	$422,464	$394,892	$845,725	$799,181
Percentage of total net revenues	30%	31%	30%	32%
Period over period increase	$27,572		$46,544
	7%		6%

The increase in revenues from our Security and Data Management segment in the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods was primarily due to an aggregate increase in revenue from our Data and Systems Management and Enterprise Messaging products of $25 million and $38 million for the three and six month periods, respectively. This was a result of higher amortization of deferred revenue, driven by a higher amount of deferred revenue at the beginning of the three and six month periods ended September 30, 2007 than at the beginning of the comparable prior year periods, for the reasons discussed above in “Total Net Revenues”. Included in the total Security and Data Management increase is a favorable foreign currencies impact of $12 million and $23 million in the three and six month periods ended September 30, 2007 as compared to the three and six month periods ended September 30, 2006, respectively.

Data Center Management segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Data Center Management revenues	$398,355	$363,778	$797,580	$731,832
Percentage of total net revenues	28%	29%	28%	29%
Period over period increase	$34,577		$65,748
	10%		9%

The increase in revenues from our Data Center Management segment in the three and six month periods ended September 30, 2007 as compared to the same prior year periods was primarily due to an aggregate increase in revenue from our NetBackup and Storage Foundation products of $37 million and $62 million for the three and six month periods, respectively, driven by increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of the three and six month periods ended September 30, 2007 than at the beginning of the comparable period last year, for the reasons discussed above in “Total Net Revenues”. Included in the total Data Center Management increase is a favorable foreign currencies impact of $11 million and $21 million in the three and six month periods ended September 30, 2007 as compared to the three and six month periods ended September 30, 2006, respectively.

Services segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Services revenues	$86,010	$66,356	$167,156	$138,270
Percentage of total net revenues	6%	5%	6%	5%
Period over period increase	$19,654		$28,886
	30%		21%

Revenue from our Services segment increased in the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods due to increased demand in our service offerings and the contribution to Service revenues from service offerings acquired in our December 2006 acquisition of Company-i for which there is no comparable revenue in the comparable prior year periods.

Altiris segment

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Altiris revenues	$78,424	$40,933	$151,139	$80,762
Percentage of total net revenues	6%	3%	5%	3%
Period over period increase	$37,491		$70,377
	92%		87%

The increase in Altiris revenue in the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods was primarily due to $42 million and $79 million, respectively, in sales of products acquired through our April 2007 acquisition of Altiris for which there is no comparable revenue in the comparable prior year periods. This amount was offset slightly by the continued decline in sales of our pcAnywhere product.

Other segment

Our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three and six month periods ended September 30, 2007 and 2006 were immaterial.

Net revenues by geographic region

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

North America (U.S. and Canada)	$737,662	$673,953	$1,462,667	$1,342,431
Percentage of total net revenues	52%	53%	52%	53%
Period over period increase	$63,709		$120,236
EMEA (Europe, Middle East, Africa)	$460,485	$386,423	$918,289	$783,970
Percentage of total net revenues	32%	31%	32%	31%
Period over period increase	$74,062		$134,319
Asia Pacific/Japan	$194,134	$177,605	$385,220	$352,081
Percentage of total net revenues	14%	14%	14%	14%
Period over period increase	$16,529		$33,139
Latin America	$26,808	$22,427	$53,251	$47,794
Percentage of total net revenues	2%	2%	2%	2%
Period over period increase	$4,381		$5,457

International revenues increased in the three and six month periods ended September 30, 2007 as compared to the comparable prior year periods primarily due to the growth in revenues from our Consumer Products of $24 million and $56 million, respectively, driven by prior period demand for Norton Internet Security products, growth in revenues from our Data Center Management products of $25 million and $47 million, respectively, as a result of increased demand for products related to the standardization and simplification of data center infrastructure, the higher amortization of deferred revenue, and sales of products acquired through our April 2007 acquisition of Altiris of $17 million and $28 million, respectively, for which there is no comparable revenue in the three and six month periods ended September 30, 2006. In North America, the increases from the three and six month periods ended September 30, 2007 period compared to the three and six month periods ended September 30, 2006 was primarily due to sales of products acquired through our acquisition of Altiris of $27 million and $50 million, respectively, for which there is no comparable revenue in the three and six months ended September 30, 2006, and growth in revenues from our Consumer Products of $15 million and $25 million, respectively, driven by prior period demand for Norton Internet Security products. Both domestic and international revenue were positively impacted by higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of the three and six months ended September 30, 2007 than at the beginning of the comparable prior year periods, for the reasons discussed above.

Foreign currencies had a favorable impact on net revenues of $41 million and $79 million in the three and six months ended September 30, 2007 as compared to the comparable prior year periods. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Cost of revenues	$304,526	$300,401	$614,790	$599,060
Gross margin	79%	76%	78%	76%
Period over period increase	$4,125		$15,730
	1%		3%

Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due primarily to higher revenues being realized from deferred revenue, along with lower royalty payments, which more than offset year over year increases in services and technical support costs. Gross margin increased in the six months ended September 30, 2007 as compared to the comparable period last year due to lower amortization of acquired product rights as a percentage of revenue as well as lower scrap and obsolescence charges, offset in part by higher costs for services and technical support. We anticipate that our net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have a higher Cost of revenues than our software products. Gross margin was also impacted as the terms of several of our OEM arrangements changed from revenue-sharing arrangements to placement fee arrangements during fiscal 2007. Placement fee arrangements are expensed on an estimated average cost basis as sales and marketing expenses, while revenue-sharing arrangements are amortized as Cost of revenues ratably over a one-year period.

Cost of content, subscriptions, and maintenance

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Cost of content, subscriptions, and maintenance	$205,572	$203,524	$415,238	$398,660
As a percentage of related revenue	18%	21%	19%	21%
Period over period increase	$2,048		$16,578
	1%		4%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The quarter over quarter increase in margin is primarily driven by higher revenues and lower OEM royalties and technical support costs as a percentage of revenue more than offsetting increases in Services expenses. In addition, costs related to our Services consulting increased $40 million and those related to consumer products decreased $7 million in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

During the six months ended September 30, 2007, Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue as compared to the comparable period last year due primarily to increased costs of billable services being more than offset by decreases in technical support costs, OEM royalties and scrap and obsolescence charges as a percentage of related revenue. In addition, during the six months ended September 30, 2007, costs related to Services consulting increased $81 million and costs related to consumer products decreased $5 million, compared to the comparable prior year period.

We expect our cost of content, subscriptions and maintenance to be affected in future periods as a result of recent changes in the terms of some of our key OEM relationships, as discussed above under “Financial Results and Trends”.

Cost of licenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Cost of licenses	$9,892	$11,539	$21,130	$27,451
As a percentage of related revenue	3%	4%	3%	4%
Period over period decrease	$(1,647)		$(6,321)
	(14)%		(23)%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses decreased as a percentage of the related revenue in the three and six months ended September 30, 2007 as compared to the three and six months ended September 30, 2006. The decrease in absolute dollars is primarily due to high obsolete reserves in the June 30, 2006 quarter due to the Company’s decision to exit certain aspects of the appliance business.

Amortization of acquired product rights

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)		($ in thousands)

Amortization of acquired product rights	$89,062	$85,338	$178,422	$172,949
Percentage of total net revenues	6%	7%	6%	7%
Period over period increase (decrease)	$3,724		$5,473
	4%		3%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The amortization in the three month periods ended September 30, 2006 and 2007 is primarily associated with the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.3 billion in acquired product rights which are being amortized over their expected useful lives of three months to five years. We amortize the fair value of all other acquired product rights over their expected useful lives, generally one to eight years. Amortization in the three months ended September 30, 2007 was higher than amortization in the three months ended September 30, 2006 primarily resulting from amortization associated with the Altiris acquisition, which was offset in part by certain acquired product rights becoming fully amortized. The increase in amortization in the six months ended September 30, 2007 as compared to the six months ended September 30, 2006 is primarily due to the Altiris acquisition. For further discussion of acquired product rights and related amortization, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Sales and marketing expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Sales and marketing	$595,162	$464,589	$1,163,692	$932,038
Percentage of total net revenues	42%	37%	41%	37%
Period over period increase	$130,573		$231,654
	28%		25%

The increase in sales and marketing expense in the three and six months ended September 30, 2007 as compared to the comparable prior year periods was primarily due to an increase in headcount and the change in our OEM arrangements. The increase in headcount contributed approximately $66 million in employee compensation expense for the three months ended September 30, 2007. The balance of the increase for such three-month period is primarily a result of changes in our OEM arrangements discussed above under “Financial Results and Trends”, which accounted for $57 million of the increase from the September 2006 quarter. The increase in sales and marketing expenses in the six months ended September 30, 2007 as compared to the comparable period in 2006 is due primarily to the increase in headcount which contributed $130 million in employee compensation expense. The remaining increase for such six-month period is a result of changes in our OEM arrangements, which accounted for $101 million of the increase from the six months ended September 30, 2006. We expect sales and marketing expenses to continue to increase for the remainder of fiscal 2008 compared to the comparable fiscal 2007 periods due to recent changes in the terms of some of our key OEM relationships, as discussed above.

Research and development expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		($ in thousands)

Research and development	$221,057	$218,250	$446,635	$431,445
Percentage of total net revenues	16%	17%	16%	17%
Period over period increase	$2,807		$15,190
	1%		4%

Research and development expense remained relatively consistent as a percentage of revenues for the three months ended September 30, 2007 compared to the comparable period last year. The increase in research and development expenses in the six months ended September 2007 as compared to the comparable period last year was due primarily to an increase in employee headcount, resulting in additional employee compensation expense.

General and administrative expenses

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

General and administrative	$86,405	$80,076	$172,250	$158,697
Percentage of total net revenues	6%	6%	6%	6%
Period over period increase	$6,329		$13,553
	8%		9%

The increase in general and administrative expenses for the three and six months ended September 30, 2007 as compared to the comparable periods last year was due to increases in miscellaneous variable expenses.

Amortization of other purchased intangible assets

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Amortization of other intangible assets	$56,926	$50,480	$113,851	$101,094
Percentage of total net revenues	4%	4%	4%	4%
Period over period increase	$6,446		$12,757
	13%		13%

Other intangible assets are comprised of customer base, trade names, partnership agreements, and marketing-related assets. The increased amortization in the three and six months ended September 30, 2007 compared to the comparable periods last year is primarily associated with the acquisitions of Company-i and 4FrontSecurity, Inc. that occurred during fiscal 2007, and the acquisition of Altiris, which occurred on April 6, 2007. We recorded $223 million of intangible assets related to the Altiris acquisition, which will be amortized over their useful lives of one to eight years. For further discussion of other intangible assets and related amortization, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Restructuring

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007	2006		2007	2006
	($ in thousands)

Restructuring	$9,578	$6,220		$28,578	$19,478
Percentage of total net revenues	1%		*	1%	1%
Period over period increase	$3,358			$9,100
	54%			47%

*	Less than 1%

In the three and six months ended September 30, 2007, we recorded approximately $10 million and $29 million, respectively, of restructuring expenses related to the 2007 cost savings initiative announced in January 2007. The costs recorded during the three months ended September 30, 2007 were primarily related to facilities exit costs, while the majority of the costs in the six months ended September 30, 2007 were related to employee termination costs associated with redundant employees located outside of the United States. For further information, see Note 9 of Notes to the Condensed Consolidated Financial Statements.

In the three and six months ended September 30, 2006, we recorded restructuring costs of $6 million and $19 million, respectively. These restructuring costs related to executive severance and to severance, associated benefits, and outplacement services for the termination of 323 redundant employees located in the United States, Europe, and Asia Pacific.

Write-down of intangible assets

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Write-down of intangible assets	$86,546	$—	$86,546	$—
Percentage of total net revenues	6%		3%
Period over period increase	$86,546		$86,546
	NA		NA

During the three months ended September 30, 2007, we determined that certain tangible and intangible assets and liabilities of the Data Center Management segment did not meet the long term strategic objectives of the segment. Accordingly, we have recorded a write- down of $87 million to value these assets and liabilities at their respective estimated fair value. The fair value of these assets, totaling $23 million, primarily consists of intangible assets of $18 million, and is included in Other Current Assets on the Condensed Consolidated Balance Sheet. The fair value of the liabilities totaling $10 million, are included in Other Current Liabilities on the Condensed Consolidated Balance Sheet.

Non-operating Income and Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Interest income	$19,179	$34,983	$40,000	$62,799
Interest expense	(6,617)	(8,052)	(12,908)	(14,730)
Other income (expense), net	1,965	15,581	3,231	15,399

Total	$14,527	$42,512	$30,323	$63,468

Percentage of total net revenues	1%	3%	1%	3%
Period over period decrease	$(27,985)		$(33,145)
	(66)%		(52)%

The decrease in interest income in the three and six months ended September 30, 2007 as compared to the comparable periods last year was due primarily to a lower average balance of our invested cash due to our use of cash for the repurchase of our stock on the open market and our purchase of Altiris on April 6, 2007.

Interest expense in the three and six months ended September 30, 2007 as compared to the comparable periods last year remained relatively consistent.

The decrease in other income (expense), net for the three and six months ended September 30, 2007 as compared to the comparable periods last year is primarily due to the gain of $17 million from the sale of property and equipment, primarily related to the sale of a building located in Milpitas, California, which occurred in fiscal 2007.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Provision for income taxes	$23,048	$56,722	$77,834	$121,216
Effective income tax rate	31%	31%	35%	35%
Period over period decrease	$(33,674)		$(43,382)
	(59)%		(36)%

The effective tax rate was approximately 31% for both three month periods and 35% for both six month periods ended September 30, 2007 and September 30, 2006, respectively. The effective tax rates for all periods are favorably impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income taxes and non-deductible stock-based compensation resulting from the adoption of SFAS No. 123(R), Share-Based Payment. Additionally, the effective tax rates for both September quarters are lower due to the benefit items described below. The September 2007 quarter includes a full 40% tax benefit related to the write-down of intangible and tangible assets related to the Data Center Management segment, as discussed in Note 6 to our Condensed Consolidated Financial Statements. The September 2006 quarter includes an $8 million tax benefit recorded for the final IRS audit settlement of Symantec’s fiscal years 2003 and 2004. Further, the tax expense for the six months ended September 30, 2006 includes an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition income tax return that was recorded in the June 2006 quarter.

The decrease in tax expense for the three and six month periods ended September 30, 2007 is primarily attributable to the $35 million tax benefit associated with the write-down of intangible and tangible assets of the Data Center Management segment.

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

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $18 million, resulting in a decrease to Veritas goodwill of $10 million, an increase of $7 million to the April 1, 2007 Retained Earnings balance, and a $1 million increase in Paid in Capital. Upon adoption, the gross liability for unrecognized tax benefits at April 1, 2007 was $454 million, exclusive of interest and penalties. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments and state income taxes as well as payments made to date. Of the total unrecognized tax benefits, $88 million, if recognized, would favorably affect the company’s effective tax rate while the remaining amount would affect goodwill. In addition, consistent with the provisions of FIN 48, certain reclassifications were made to the balance sheet, including the reclassification of $350 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date.

We believe realization of substantially all of our net deferred tax assets as of September 30, 2007 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Risk Factors, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We assess the need for an additional valuation allowance on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	September 30,
	2007	2006
	($ in thousands)

Net cash provided by (used for)
Operating activities	$682,278	$644,880
Investing activities	(1,132,499)	49,303
Financing activities	(766,889)	(461,068)
Effect of exchange rate fluctuations on cash and cash equivalents	46,440	59,049

Net change in cash and cash equivalents	$(1,170,670)	$292,164

As of September 30, 2007, our principal source of liquidity was our existing cash, cash equivalents, and short-term investments of $2.0 billion, of which 26% was held domestically and the remainder was held outside of the U.S. In April 2007, we completed our acquisition of Altiris, Inc. We used approximately $841 million of our domestic cash and cash equivalents balance to fund the purchase price of Altiris, which amount is net of Altiris’ cash and cash equivalents balances.

On January 24, 2007, we announced that the Board of Directors authorized the repurchase of $1 billion of Symantec common stock without a scheduled expiration date. As of June 30, 2007, we completed the $1 billion share repurchase program. On June 14, 2007, we announced that our Board of Directors authorized the repurchase of an additional $2 billion of Symantec common stock, without a scheduled expiration date. As of September 30, 2007 we have repurchased $400 million worth of shares under this plan and $1.6 million of this new authorization remained available for future repurchases.

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

Operating activities

Net cash provided by operating activities during the six months ended September 30, 2007 resulted largely from net income of $146 million, adjusted for non-cash depreciation and amortization charges of $417 million, a write-down of intangible assets of $87 million, and non-cash stock-based compensation expense of $82 million. Trade accounts receivable decreased $119 million due to strong cash collections. This was substantially offset by decreases in deferred revenue of $229 million, reflecting amortization of deferred revenue into revenue during the September 2007 quarter. Income taxes payable also increased by $131 million, primarily due to the FIN 48 implementation and Altiris acquisition during the first quarter of fiscal 2008.

Net cash provided by operating activities during the six months ended September 30, 2006 resulted largely from net income of $227 million, adjusted for non-cash depreciation and amortization charges of $408 million and non-cash stock-based compensation expense of $83 million. Trade accounts receivable decreased $120 million due to strong cash collections. Conversely, accounts payable and accrued compensation and benefits decreased an aggregate of $31 million reflecting payments, and income taxes payable decreased $157 million primarily due to payments, including amounts related to Veritas pre-acquisition tax liabilities on foreign subsidiary distributions.

Investing Activities

Net cash used in investing activities during the six months ended September 30, 2007 was primarily the result of the use of $841 million to fund the purchase price of Altiris, which amount is net of Altiris’ cash and cash equivalents balances, capital expenditures of $138 million and purchases of short term investments of $641 million. This was offset by proceeds from sales of short term investments of $498 million.

Net cash provided by investing activities during the six months ended September 30, 2006 was primarily the result of net proceeds from the sale of property and equipment, primarily a building in Milpitas, California, of $87 million and proceeds of $246 million from sales of available-for-sale securities. These items were offset by purchases of available-for-sale securities of $42 million and capital expenditures of $236 million, which included $81 million for the purchase of two office buildings in Cupertino, California.

Financing Activities

During the six month period ended September 30, 2007, we repurchased a total of 47 million shares of our common stock, under the plans announced in January 2007 and June 2007, at prices ranging from $17.61 to $20.14 per share for an aggregate amount of $900 million. As of September 30, 2007, $1.6 billion remained authorized for future repurchases.

During the six month period ended September 30, 2006, we repurchased 110 million shares of our common stock at prices ranging from $15.61 to $21.09 per share for an aggregate amount of $1.9 billion. For further information regarding stock repurchase activity see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this quarterly report and Note 7 of the Notes to Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.

In the June 2006 quarter, we issued the Senior Notes for proceeds of approximately $2.1 billion. We used $1.5 billion of the proceeds to repurchase shares of our common stock, as discussed above, and used the remaining $520 million to redeem the Veritas 0.25% Notes in August 2006. We also purchased hedges related to the Senior Notes for $592 million and received proceeds of $326 million from the sale of common stock warrants.

In the six months ended September 30, 2007 and 2006, we received net proceeds of $130 million and $118 million, respectively, from the issuance of our common stock through employee benefit plans.

Contractual Obligations

Convertible senior notes

Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of September 30, 2007, the conditions to convertibility of the Senior Notes had not been met.

Purchase obligations

We enter into purchase obligations in the normal course of our business. There were no significant changes in our purchase obligations during the six months ended September 30, 2007 as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Development agreement

During fiscal 2006, we entered into an agreement in connection with the construction of, or refurbishments to, a building in Culver City, California. Payment is contingent upon the achievement of certain agreed-upon milestones. The remaining commitment under the agreement is $23 million as of September 30, 2007.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of September 30, 2007, all such obligations are immaterial.

Leases

We lease office space in North America (principally in the United States) and various locations throughout the world. Our operating lease commitments at September 30, 2007 increased by approximately $76 million as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The following table updates and summarizes our operating leases as of September 30, 2007:

		Payments Due by Period
		Remaining 2 Quarters	Fiscal 2009	Fiscal 2011	Fiscal 2013 and
	Total	of Fiscal 2008	and 2010	and 2012	thereafter
	(In thousands)

Operating leases(1)	$491,001	$50,702	$160,441	$106,418	$173,440

(1)	Includes $15 million related to facilities included in our restructuring reserve.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors and officers’ insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Uncertain tax positions

Upon adoption of FIN 48 on April 1, 2007, we reflected $6 million in current taxes payable and $350 million in long-term taxes payable related to unrecognized tax benefits. We also recorded additional long-term taxes payable of $75 million in the six months ended September 30, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

Norton agreement

On June 20, 2007, the Company and Peter Norton amended the Amended Agreement Respecting Certain Rights of Publicity dated August 31, 1990, concerning Symantec’s license to Peter Norton’s publicity rights. As a result of this amendment the Company has recorded a long-term liability for the net present value of the payments of $29 million with $5 million due in the last two quarters of fiscal 2008, $8 million in 2009, $6 million in 2010, $4 million in 2011, $2 million in 2012, and an immaterial amount thereafter.

Purchase price adjustment

On December 1, 2006, we completed our acquisition of Company-i for $26 million in cash. The purchase price was subject to an adjustment of up to $11 million in cash if Company-i achieved certain billings targets by March 31 or September 30, 2007 or September 30, 2008. During the June quarter, we determined that the billing target was met as of June 29, 2007 and therefore recorded a liability of approximately $12 million, including the effects of foreign exchange, and booked an adjustment to goodwill, in accordance with SFAS No. 141, Business Combinations. We made this payment during the second quarter of fiscal 2008.

Huawei Technologies Joint Venture

In May 2007, we signed an agreement to invest in a joint venture with Huawei Technologies Co., Ltd. Upon the closing of the joint venture, we will contribute storage and security software and $150 million in cash in return for a 49% interest in the entity. The joint venture is expected to close by early calendar year 2008, pending required regulatory and governmental approvals.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the six months ended September 30, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three month period ended September 28, 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchase	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
				(In millions)

June 30, 2007 to July 27, 2007	—	—	—	$2,000
July 28, 2007 to August 24, 2007	12,632,315	$18.21	12,632,315	$1,770
August 25, 2007 to September 28, 2007	8,982,300	$18.93	8,982,300	$1,600

Total	21,614,615	$18.51	21,614,615

For information with regard to our stock repurchase programs, including programs completed during the period covered by this Report, see Note 7 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 13, 2007. At the meeting, our stockholders voted on the four proposals described below. All nine of our board nominees were elected under Proposal 1; Proposals 2 and 3 were approved; and Proposal 4, a stockholder proposal, was not approved. Our stockholders cast their votes as follows:

Proposal 1:  To elect nine directors to our Board of Directors, each to hold office until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal:

Nominee	For	Withheld

John W. Thompson	762,495,709	23,697,484
Michael Brown	771,685,691	14,507,502
William T. Coleman	771,792,584	14,400,609
Frank E. Dangeard	769,254,170	16,939,023
David L. Mahoney	771,758,768	14,434,425
Robert S. Miller	737,401,988	48,791,205
George Reyes	434,685,461	351,507,732
Daniel H. Schulman	771,776,467	14,416,726
V. Paul Unruh	771,712,693	14,480,500

Proposal 2:  To approve the amendment and restatement of our 2000 Director Equity Incentive Plan to increase the number of shares authorized for issuance thereunder from 100,000 to 150,000:

For	Against	Abstain	Broker Non-Votes

602,575,367	56,359,063	5,311,555	121,947,208

Proposal 3:  To ratify the selection of KPMG LLP as our independent registered public accounting firm for our 2008 fiscal year:

For	Against	Abstain	Broker Non-Votes

775,872,026	5,363,160	4,958,007	—

Proposal 4:  Stockholder proposal that our Symantec Board of Directors adopt a policy that company shareholders be given the opportunity at each annual meeting of shareholders to vote on an advisory resolution to ratify the compensation of the named executive officers:

For	Against	Abstain	Broker Non-Votes

310,137,497	327,784,398	26,298,265	121,973,033

Item 6.	Exhibits

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

10	.01†	Symantec Corporation 2000 Director Equity Incentive Plan, as amended					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Indicates a management contract or compensatory plan or arrangement.

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: November 2, 2007

EXHIBIT INDEX

Incorporated by Reference
Exhibit				File			Filed with
Number		Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q

10	.01†	Symantec Corporation 2000 Director Equity Incentive Plan, as amended					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Indicates a management contract or compensatory plan or arrangement.

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.