Form 10-Q
period 2007-12-28
SYMANTEC CORP
filed 2008-02-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2007
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
(408) 517-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer     ☐ Accelerated filer          ☐ Non-accelerated filer          ☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 25, 2008: 846,427,672 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$1,484,489	$2,559,034
Short-term investments	500,107	428,619
Trade accounts receivable, net	901,615	666,968
Inventories	34,591	42,183
Deferred income taxes	171,198	165,323
Other current assets	282,598	208,920

Total current assets	3,374,598	4,071,047
Property and equipment, net	1,039,510	1,092,240
Acquired product rights, net	733,278	909,878
Other intangible assets, net	1,299,083	1,245,638
Goodwill	11,208,960	10,340,348
Other long-term assets	53,661	63,987
Long-term deferred income taxes	58,455	27,732

Total assets	$17,767,545	$17,750,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,871	$149,131
Accrued compensation and benefits	410,171	307,824
Current deferred revenue	2,497,697	2,387,733
Income taxes payable	78,997	238,486
Short-term borrowing	200,000	—
Other current liabilities	231,686	234,915

Total current liabilities	3,581,422	3,318,089
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	379,476	366,050
Long-term deferred tax liabilities	219,778	343,848
Long-term income taxes payable	459,126	—
Other long-term obligations	98,662	21,370

Total liabilities	6,838,464	6,149,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,228,857 and 1,283,113 shares issued at December 31, 2007 and March 31, 2007; 845,206 and 899,417 shares outstanding at December 31, 2007 and March 31, 2007)	8,452	8,994
Capital in excess of par value	9,207,367	10,061,144
Accumulated other comprehensive income	199,488	182,933
Retained earnings	1,513,774	1,348,442

Total stockholders’ equity	10,929,081	11,601,513

Total liabilities and stockholders’ equity	$17,767,545	$17,750,870

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except net income per share data)

Net revenues:
Content, subscriptions, and maintenance	$1,167,443	$993,889	$3,371,126	$2,866,460
Licenses	347,808	321,984	963,552	975,689

Total net revenues	1,515,251	1,315,873	4,334,678	3,842,149
Cost of revenues:
Content, subscriptions, and maintenance	204,355	213,977	619,593	612,637
Licenses	10,304	12,015	31,434	39,466
Amortization of acquired product rights	84,502	84,511	262,924	257,460

Total cost of revenues	299,161	310,503	913,951	909,563

Gross profit	1,216,090	1,005,370	3,420,727	2,932,586
Operating expenses:
Sales and marketing	627,980	500,067	1,791,672	1,432,105
Research and development	225,293	216,969	671,928	648,414
General and administrative	82,600	78,820	254,850	237,517
Amortization of other purchased intangible assets	54,996	50,476	168,847	151,570
Restructuring	23,305	—	51,883	19,478
Write-down of intangible assets	6,142	—	92,688	—

Total operating expenses	1,020,316	846,332	3,031,868	2,489,084

Operating income	195,774	159,038	388,859	443,502
Interest income	19,997	28,741	59,997	91,540
Interest expense	(7,477)	(6,257)	(20,385)	(20,987)
Other income (expense), net	(2,348)	(3,897)	883	11,502

Income before income taxes	205,946	177,625	429,354	525,557
Provision for income taxes	74,056	60,855	151,890	182,071

Net income	$131,890	$116,770	$277,464	$343,486

Net income per share — basic	$0.15	$0.13	$0.32	$0.35

Net income per share — diluted	$0.15	$0.12	$0.31	$0.34

Shares used to compute net income per share — basic	859,997	932,122	875,971	975,900
Shares used to compute net income per share — diluted	876,221	963,309	893,794	1,000,020

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$277,464	$343,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	191,170	191,115
Amortization	427,234	418,361
Stock-based compensation expense	121,151	118,746
Impairment of equity investments	—	2,841
Write-down of intangible assets	93,888	—
Deferred income taxes	(178,647)	(79,067)
Income tax benefit from stock options	27,730	25,641
Excess income tax benefit from stock options	(18,307)	(19,588)
(Gain) loss on sale of property and equipment	3,253	(16,716)
Other	—	1,214
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(165,392)	(47,455)
Inventories	9,224	8,342
Accounts payable	(13,249)	25,073
Accrued compensation and benefits	83,794	12,078
Deferred revenue	9,466	221,528
Income taxes payable	215,462	(87,224)
Other operating assets and liabilities	60,042	(19,124)

Net cash provided by operating activities	1,144,283	1,099,251
INVESTING ACTIVITIES:
Capital expenditures	(209,129)	(349,595)
Proceeds from sale of property and equipment	—	86,904
Purchase of intangible assets	—	(13,300)
Cash payments for business acquisitions, net of cash and cash equivalents acquired	(1,150,683)	(25,015)
Purchases of available-for-sale securities	(825,104)	(129,566)
Proceeds from sales of available-for-sale securities	830,903	295,458

Net cash used in investing activities	(1,354,013)	(135,114)
FINANCING ACTIVITIES:
Sale of common stock warrants	—	326,102
Repurchase of common stock	(1,299,976)	(2,251,314)
Net proceeds from sales of common stock under employee stock benefit plans	164,162	169,256
Proceeds from debt issuance	—	2,067,762
Purchase of bond hedge	—	(592,490)
Proceeds from short-term borrowing	200,000	—
Income tax benefit reclassed from operations	18,307	19,588
Repayment of long term liability	(9,913)	(520,000)
Restricted stock issuance	(3,742)	—

Net cash used in financing activities	(931,162)	(781,096)
Effect of exchange rate fluctuations on cash and cash equivalents	66,347	93,340

Increase (decrease) in cash and cash equivalents	(1,074,545)	276,381
Beginning cash and cash equivalents	2,559,034	2,315,622

Ending cash and cash equivalents	$1,484,489	$2,592,003

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) as of December 31, 2007 and March 31, 2007 and for the three and nine month periods ended December 31, 2007 and 2006 have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet at March 31, 2007 has been derived from the audited consolidated financial statements, but it does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the current presentation, including changes in our segments as discussed in Note 15 and our implementation of Staff Accounting Bulletin No. 108 as discussed in the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

We have a 52/53-week fiscal accounting year. Accordingly, all references as of and for the periods ended December 31, 2007, March 31, 2007, and December 31, 2006 reflect amounts as of and for the periods ended December 28, 2007, March 30, 2007, and December 29, 2006, respectively. The three month periods ended December 31, 2007 and 2006 each comprised 13 weeks of activity. The nine month periods ended December 31, 2007 and 2006 each comprised of 39 weeks of activity.

Significant accounting policies

On April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, as discussed more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the nine months ended December 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary using fair value of noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. The standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, whereas currently the accounting treatment would require any adjustment to be recognized through the purchase price. See Note 13 for further details.

In August 2007, the FASB issued for comment proposed FASB Staff Position (“FSP”) No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The proposed FSP would be effective for us beginning with the second quarter of 2008. The FASB has not yet issued final guidance on the FSP and it is not clear that the proposed effective date will be retained. If the FSP is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the impact of SFAS No. 159 on our consolidated financial statements.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our consolidated financial statements.

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 requires that we provide disclosures regarding the nature of arrangements in which we provide consideration to manufacturers or resellers of equipment necessary for an end-customer to receive service from us, including the amounts recognized in the Consolidated Statements of Income. EITF Issue No. 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect the adoption of EITF Issue No. 06-1 to have a material impact on our consolidated financial statements.

Note 2.	Balance Sheet Information

	December 31,	March 31,
	2007	2007
	(In thousands)

Trade accounts receivable, net:
Receivables	$924,250	$687,580
Less: allowance for doubtful accounts	(5,198)	(8,391)
Less: reserve for product returns	(17,437)	(12,221)

Trade accounts receivable, net:	$901,615	$666,968

Property and equipment, net:
Computer hardware and software	$967,453	$842,691
Office furniture and equipment	240,043	282,838
Buildings	514,416	533,319
Leasehold improvements	253,830	237,843

	1,975,742	1,896,691
Less: accumulated depreciation and amortization	(1,037,197)	(917,357)

	938,545	979,334
Land	100,965	112,906

Property and equipment, net:	$1,039,510	$1,092,240

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(In thousands)

Net income	$131,890	$116,770	$277,464	$343,486
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	3,574	196	4,154	4,062
Change in cumulative translation adjustment, net of tax	100	9,383	12,401	33,607

Total other comprehensive income	3,674	9,579	16,555	37,669

Comprehensive income	$135,564	$126,349	$294,019	$381,155

Accumulated other comprehensive income as of December 31, 2007 and 2006 consists primarily of foreign currency translation adjustments, net of taxes.

Note 4.	Business Combinations

Company-i

On December 1, 2006, we completed our acquisition of Company-i Limited (“Company-i”), a UK-based professional services firm that specialized in addressing key challenges associated with operating and managing a data center in the financial services industry, for $26 million in cash, including an immaterial amount for acquisition related expenses. The purchase price was subject to an adjustment of up to $11 million in cash if Company-i achieved certain billings targets by March 31 or September 30, 2007, or September 30, 2008. During the June 2007 quarter, we determined that the billing targets were met as of June 29, 2007 and therefore recorded a liability of approximately $12 million, including the effects of foreign exchange, and booked an adjustment to goodwill in accordance with SFAS No. 141, Business Combinations. The liability of $12 million was paid during the quarter ended September 30, 2007.

Altiris

On April 6, 2007, we completed our acquisition of 100% of the equity interest of Altiris Inc. (“Altiris”), a leading provider of information technology management software that enables businesses to easily manage and service network-based endpoints. The aggregate purchase price, including acquisition related costs, was approximately $1,045 million, of which approximately $841 million was paid in cash, which amount was net of Altiris’ cash and cash equivalents balance. We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. The aggregate purchase price was allocated as of the date of acquisition as follows: goodwill, $633 million; other intangible assets, $223 million; developed technology, $90 million; net tangible assets, $238 million; and net income tax liabilities, $139 million. Goodwill resulted primarily from our expectation of synergies from the integration of Altiris’ service offerings with our service offerings. The amount allocated to Developed technology is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over its estimated useful life of one to six years. The amount allocated to Other intangible assets is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over its estimated useful life of three to eight years. Since its acquisition, the results of operations of Altiris have been included in our results of operations as part of the new Altiris segment. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Huawei Technologies joint venture

In May 2007, we signed an agreement to invest in a joint venture with Huawei Technologies Co., Ltd. (the “joint venture”). The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers. We will contribute storage and security software and $150 million in cash in return for a 49% interest in the joint venture. The joint venture is expected to close in early February 2008.

Vontu

On November 30, 2007, we completed our acquisition of 100% of the equity interest of Vontu Inc. (“Vontu”), a provider of Data Loss Prevention (DLP) solutions that assists organizations in preventing the loss of confidential or proprietary information. The aggregate purchase price was approximately $316 million, of which $298 million was paid in cash net of cash acquired, transaction and other costs of $5 million and $13 million was paid in assumed equity awards. We believe Vontu’s products will complement our existing portfolio of endpoint and network security, storage and compliance solutions. On November 29, 2007, we borrowed $200 million under our five-year $1 billion senior unsecured revolving credit facility to partially finance our acquisition of Vontu. See further discussion at Note 6.

The aggregate purchase price was allocated as of the date of acquisition as follows: goodwill, $259 million; other intangible assets, $33 million; developed technology, $36 million; net tangible assets, $10 million; and net income tax and other liabilities, $22 million. As part of the acquisition, we assumed an immaterial amount of restricted cash associated with a building lease. We recorded goodwill primarily based on our expectation of synergies from the integration of Vontu’s service offerings with our existing service offerings. The amount allocated to developed technology is being amortized to Cost of revenues in the Condensed Consolidated Statements of Income over its estimated useful life of four years. The amount allocated to Other intangible assets is being amortized to Operating expenses in the Condensed Consolidated Statements of Income over estimated useful lives of one to eight years. Since its acquisition date, the results of operations of Vontu have been included in our results of operations as part of the Security and Data Management segment. The financial results of this acquisition are considered immaterial for purposes of pro forma financial disclosures.

Note 5.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

		Security and
	Consumer	Data	Data Center			Total
	Products	Management(a)	Management	Services(a)	Altiris(a)	Company
	(In thousands)

Balance as of March 31, 2007	$102,810	$4,169,684	$5,400,718	$346,391	$320,745	$10,340,348
Goodwill acquired through business combination(b)	—	259,125	—	11,705	633,233	904,063
Goodwill adjustments(c),(d)	—	(12,469)	(6,516)	—	(16,466)	(35,451)

Balance as of December 31, 2007	$102,810	$4,416,340	$5,394,202	$358,096	$937,512	$11,208,960

(a)	In the June 2007 quarter, we revised our segment reporting structure, as discussed in Note 15. As a result of this revision, we recast our prior year Goodwill balances for the Security and Data Management, Services, and Altiris segments to reflect the current segment structure.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Reflects adjustments made to goodwill acquired through business combinations of approximately $12 million in the Services segment, including the effects of foreign exchange, for Company-i, approximately $633 million for Altiris and approximately $259 million for Vontu. See Note 4 for further details.

(c)	On April 1, 2007, we adjusted the Security and Data Management segment goodwill balance related to a prior acquisition as a result of the adoption of FIN 48. During the nine months ended December 31, 2007, we adjusted the goodwill balance associated with the Altiris acquisition as a result of tax adjustments to stock based compensation, lease payoffs, and restricted stock award reversals. See Note 13 for further details.

(d)	The decrease of $7 million in the goodwill balance for the Data Center Management segment is attributable to the intangible asset write-down recorded during the second and third quarters of fiscal 2008. See Note 8 for further details.

Acquired product rights, net

Acquired product rights, net subject to amortization are as follows:

	December 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,704,235	$(1,011,649)	$692,586
Patents	71,767	(31,075)	40,692

	$1,776,002	$(1,042,724)	$733,278

	March 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,610,199	$(754,328)	$855,871
Patents	79,684	(25,677)	54,007

	$1,689,883	$(780,005)	$909,878

Amortization expense for acquired product rights was $85 million for each of the three month periods ended December 31, 2007 and 2006. During the nine month periods ended December 31, 2007 and 2006, amortization expense for acquired product rights was $263 million and $257 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income. The weighted-average remaining estimated lives of acquired product rights are approximately 2 years for developed technology and approximately 3 years for patents. The weighted-average remaining estimated life of acquired product rights is approximately 2 years. Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of December 31, 2007, is estimated to be as follows (in thousands):

Remaining quarter of fiscal 2008	$84,140
2009	340,321
2010	200,824
2011	69,456
2012	27,089
Thereafter	11,448

Total	$733,278

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets, net

Other intangible assets, net subject to amortization are as follows:

	December 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,681,157	$(493,912)	$1,187,245
Trade name	148,544	(36,802)	111,742
Partnership agreements	2,300	(2,204)	96

	$1,832,001	$(532,918)	$1,299,083

	March 31, 2007
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,500,201	$(335,393)	$1,164,808
Trade name	107,207	(27,335)	79,872
Partnership agreements	2,300	(1,342)	958

	$1,609,708	$(364,070)	$1,245,638

During the three month periods ended December 31, 2007 and 2006, amortization expense for other intangible assets was $55 million and $50 million, respectively. During the nine month periods ended December 31, 2007 and 2006, amortization expense for other intangible assets was $169 million and $152 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income. The weighted-average remaining estimated lives for other intangible assets are approximately 6 years for customer base, approximately 7 years for trade name, and approximately 0.5 year for partnership agreements. The weighted-average remaining estimated life of other intangible assets is approximately 6 years.

Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of December 31, 2007, is estimated to be as follows (in thousands):

Remaining quarter of fiscal 2008	$75,489
2009	221,525
2010	219,542
2011	218,792
2012	216,719
Thereafter	347,016

Total	$1,299,083

Note 6.	Line of Credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings before interest, taxes, depreciation, and amortization as defined as well as various other non-financial covenants.

On November 29, 2007, we borrowed $200 million under this credit agreement to partially finance our acquisition of Vontu. This outstanding borrowing amount bears interest at 4.7075% per annum, which is due and payable quarterly. Payment of the principal amount is due on November 28, 2008.

As of December 31, 2007, we had $200 million in outstanding borrowings included in short-term borrowings on our Condensed Consolidated Balance Sheets related to this credit facility and were in compliance with all of the covenants.

Note 7.	Assets Held for Sale

During fiscal 2008, following a review of our real estate holdings we determined that certain long-term assets were under utilized. As a result, we have committed to sell vacant buildings located in Culver City, California and Newport News, Virginia. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we designated these buildings as assets held for sale and included them in Other current assets on our Condensed Consolidated Balance Sheets.

Culver City, California

As of December 31, 2007, the Culver City assets had a total carrying value of approximately $99 million and no associated liabilities. SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. Since the carrying value of the Culver City assets was less than the estimated fair value less cost to sell, no adjustment to the carrying value of this asset was necessary. We believe that this sale will be completed no later than the end of the fourth quarter of fiscal 2008.

Newport News, Virginia

As of December 31, 2007, the Newport News assets had a total value of approximately $10 million and no associated liabilities. We recorded an immaterial impairment loss on this asset in the third quarter of fiscal 2008 because the carrying value was greater than the estimated fair value less cost to sell. This impairment was included in Research and development expense on our Condensed Consolidated Statements of Income. We believe that this sale will be completed no later than the end of the first quarter of fiscal 2009.

Note 8.	Write-down of Intangible Assets

During the second quarter of fiscal 2008, we determined that certain tangible and intangible assets and liabilities of the Data Center Management segment did not meet the long term strategic objectives of the segment. As a result, we entered into an agreement to sell these assets to a third party. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we designated these assets, and associated liabilities, as held for sale and included them in Other Current Assets, and Other Current Liabilities, in our Condensed Consolidated Balance Sheets.

As of December 31, 2007, the assets associated with this transaction have a value of approximately $7 million, with approximately $3 million of associated liabilities. As a result of this transaction, we recorded an impairment loss of $87 million in the second quarter of fiscal 2008, and an additional $6 million in the third quarter of fiscal 2008 based upon a change in the estimate of the impairment loss. This impairment loss is recorded as a write-down of intangible assets in our Condensed Consolidated Statements of Income. It is expected that this transaction will be completed during the fourth quarter of fiscal 2008.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Stock Transactions

Stock repurchases

During the three month period ended June 30, 2007, we repurchased 25 million shares of our common stock at prices ranging from $19.40 to $20.14 per share for an aggregate amount of $500 million, which completed the $1 billion share repurchase program announced in January 2007.

On June 14, 2007, we announced that our Board of Directors authorized the repurchase of an additional $2 billion of Symantec common stock. The repurchase authorization does not have a scheduled expiration date. During the three month period ended September 30, 2007, we repurchased 22 million shares of our common stock at prices ranging from $17.62 to $19.67 per share for an aggregate amount of $400 million. During the three month period ended December 31, 2007, we repurchased 23 million shares of our common stock at prices ranging from $16.98 to $18.27 per share for an aggregate amount of $400 million. As of December 31, 2007 an aggregate of $1.2 billion remained authorized for future repurchases under our stock repurchase program.

Note 10.	Stock-based Compensation

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

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Expected life	3 years	3 years	3 years	3 years
Expected volatility	32%	33%	33%	34%
Risk-free interest rate	4.22%	4.71%	4.63%	4.88%

The expected life of options is based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of the historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk-free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each Restricted Stock Unit (“RSU”), is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each purchase right under our Employee Stock Purchase Plan is equal to the 15% discount on shares purchased. We estimate forfeitures of options and RSUs at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense

Stock-based compensation is classified in the Condensed Consolidated Statements of Income in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and nine month periods ended December 31, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except net income per share data)

Cost of revenues — Content, subscriptions, and maintenance	$2,987	$2,878	$9,940	$9,639
Cost of revenues — Licenses	890	941	2,832	3,344
Sales and marketing	14,013	12,520	42,433	43,770
Research and development	14,431	13,803	43,439	44,807
General and administrative	7,097	5,975	22,507	17,186

Total stock-based compensation	39,418	36,117	121,151	118,746
Tax benefit associated with stock-based compensation expense	10,076	9,772	29,788	27,652

Net effect of stock-based compensation expense on net income	$29,342	$26,345	$91,363	$91,094

Net effect of stock-based compensation expense on net income per share — basic	$0.03	$0.03	$0.10	$0.09

Net effect of stock-based compensation expense on net income per share — diluted	$0.03	$0.03	$0.10	$0.09

As of December 31, 2007, total unrecognized compensation cost adjusted for estimated forfeitures, related to unvested stock options, RSUs, and Restricted Stock Agreements (“RSAs”), was $168 million, $56 million, and $3 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.6 years for stock options, 1.6 years for RSUs, and 0.8 year for RSAs.

The weighted-average fair value per share of options granted during the nine months ended December 31, 2007 and 2006, including assumed options, was $6.12 and $5.00, respectively. The total intrinsic value of options exercised during the nine months ended December 31, 2007 and 2006 was $116 million for both periods.

The weighted-average fair value per share of RSUs granted during the nine months ended December 31, 2007 and 2006, including assumed RSUs, was $19.45 and $16.50, respectively. The total fair value of RSUs that vested during the nine months ended December 31, 2007 and 2006 was $14 million and an immaterial amount, respectively.

Assumed Vontu stock options

In connection with our acquisition of Vontu, we assumed all unexercised, outstanding options to purchase Vontu common stock. Each unexercised, outstanding option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 0.5351 shares of Symantec common stock for each share of Vontu common stock. In total, all unexercised, outstanding Vontu options were converted into options to purchase approximately 2.2 million shares of Symantec common stock. As of December 31, 2007, total unrecognized compensation cost adjusted for estimated forfeitures related to the Vontu unexercised, outstanding stock options was $12.9 million.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Furthermore, all exercised, unvested Vontu options were converted into the right to receive cash of $9.33 per share upon vesting. The total value of the assumed exercised, unvested Vontu options on the date of acquisition was approximately $7 million, assuming no options are forfeited prior to vesting.

The assumed options retained all applicable terms and vesting periods, except for certain options that were accelerated according to a change in control provision and will generally vest within a twelve month period from the date of acquisition and certain other options that vested in full as of the acquisition date. In general, the assumed options typically vest over a period of four years from the original date of grant and have a maximum term of ten years.

Assumed Altiris stock options and awards

In connection with our acquisition of Altiris, we assumed all of the outstanding options to purchase Altiris common stock. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.9075 shares of Symantec common stock for each share of Altiris common stock. In total, we assumed and converted Altiris options into options to purchase approximately 3 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Altiris RSUs into approximately 320,000 Symantec RSUs, based on the same exchange ratio. Furthermore, we assumed all outstanding Altiris RSAs which were converted into the right to receive cash of $33.00 per share upon vesting. The total value of the assumed RSAs on the date of acquisition was approximately $9 million, assuming no RSAs are forfeited prior to vesting. As of December 31, 2007, total unrecognized compensation cost adjusted for estimated forfeitures, related to the Altiris unvested stock options, RSUs and RSAs, was $2 million, $2 million, and $3 million, respectively.

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

Note 11.	Restructuring

As of December 31, 2007, we had a restructuring and employee termination benefit accrual of $29 million, of which $22 million was included in other accrued expenses and $7 million was included in other long-term obligations on the Condensed Consolidated Balance Sheet. The restructuring accrual consists of $4 million related to the Vontu acquisition, $11 million related to accruals for the fiscal 2008 plan, $6 million related to accruals established for the fiscal year 2007 plans, $4 million related to restructuring accruals established for the fiscal 2006 plan, and $4 million related to a restructuring accrual assumed from the Veritas acquisition.

Restructuring charges

In the third quarter of fiscal 2008, we implemented a restructuring plan to continue our focus on controlling costs. During the period, we incurred approximately $23 million in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43, related to severance, associated benefits, and outplacement services for the termination of approximately 570 employees located in the Americas, Europe, and Asia Pacific. Approximately $12 million was paid out during the third quarter of fiscal 2008. As of December 31, 2007, $11 million remained in a restructuring accrual, which we expect to be paid by the end of fiscal 2009.

In fiscal 2007, we implemented restructuring plans to better align our expenses with our revenue expectations. The costs included amounts for severance, associated benefits, outplacement services, and termination of excess

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities. As of March 31, 2007, $46 million remained related to this accrual. During the nine months ended December 31, 2007, we increased this accrual by approximately $28 million related to additional severance, associated benefits, outplacement services, and termination of excess facilities and paid approximately $68 million related to this accrual. As of December 31, 2007, $6 million remained in this accrual, which we expect to be paid by the end of fiscal 2010.

In fiscal 2006, we recorded restructuring costs related to severance, associated benefits, and outplacement services, and related excess facilities. As of March 31, 2007, $5 million remained related to this accrual, the majority of which relates to excess facilities. During the nine months ended December 31, 2007, we paid approximately $1 million related to this accrual and increased this accrual by an immaterial amount as we determined that the costs related to certain facilities would be greater than originally accrued. As of December 31, 2007, $4 million remained in this accrual, which we expect to be paid by the end of fiscal 2018.

Amounts related to restructuring expense are included in Restructuring on the Condensed Consolidated Statements of Income.

Acquisition-related restructuring

In connection with the Vontu acquisition, we recorded a restructuring accrual of $4 million in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination related to excess facilities. The $4 million accrual will be paid over the remaining lease terms, ending at various dates through fiscal 2013.

In connection with the Altiris acquisition, we recorded a restructuring accrual of $4 million related to severance, associated benefits, outplacement services, and related excess facilities. During the nine months ended December 31, 2007, we paid approximately $2 million related to this accrual and decreased this accrual by an immaterial amount as we determined that the costs related to certain facilities would be less than originally accrued. The remaining accrual amount of $2 million will be paid over the remaining lease terms, ending at various dates through fiscal 2009.

In connection with the Veritas acquisition, we assumed a restructuring accrual related to the 2002 Veritas facilities restructuring plan. As of March 31, 2007, $4 million remained related to this accrual. During the nine months ended December 31, 2007, we paid approximately $2 million related to this accrual and increased this accrual by $2 million as we determined that the costs related to certain facilities would be greater than originally accrued. The remaining accrual amount of $4 million will be paid over the remaining lease terms, ending at various dates through fiscal 2016.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Net Income Per Share

The components of net income per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net income per share — basic:
Net income	$131,890	$116,770	$277,464	$343,486
Weighted average number of common shares outstanding during the period	859,997	932,122	875,971	975,900

Net income per share — basic	$0.15	$0.13	$0.32	$0.35

Net income per share — diluted:
Net income	$131,890	$116,770	$277,464	$343,486
Weighted average number of common shares outstanding during the period	859,997	932,122	875,971	975,900
Shares issuable from assumed exercise of options using the treasury stock method	14,687	21,891	16,396	20,877
Dilutive impact of restricted stock units using the treasury stock method	1,537	828	1,427	420
Dilutive impact of assumed conversion of senior notes using the treasury stock method	—	8,468	—	2,823

Total shares for purposes of calculating diluted net income per share — diluted	876,221	963,309	893,794	1,000,020

Net income per share — diluted	$0.15	$0.12	$0.31	$0.34

The following potential common shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)

Stock options	62,768	57,955	61,570	57,955
Restricted stock units	17	28	15	28

For the three and nine month periods ended December 31, 2007 and 2006, we excluded the effect of the Senior Notes and warrants for the reasons discussed in Note 6 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Note 13.	Income Taxes

The effective tax rate was approximately 36% and 34% for the three month periods and 35% for both of the nine month periods ended December 31, 2007 and 2006, respectively. The December 2007 tax rate is higher than the December 2006 tax rate primarily due to fewer favorable prior year tax benefits recorded in the quarter. The effective tax rates for all periods are favorably impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income taxes and non-deductible stock-based compensation resulting from the adoption of SFAS No. 123(R), Share-Based Payment. Additionally, the effective tax rates for both December quarters have been favorably impacted by the discrete benefit items described below. The September and December 2007 quarters include a full 40% tax benefit of approximately $34 million and $2 million, respectively

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the write-down of tangible and intangible assets related to the Data Center Management segment, as discussed in Note 8. The December 2006 quarter includes an additional $5 million tax expense to adjust year to date taxes provided on pre-tax income generated in the June and September 2006 quarters. Additionally, we recorded in the December 2006 quarter a $6 million benefit related to favorable prior year items, including the retroactive reinstatement of the United States (“U.S.”) federal research credit. Further, the tax expense for the nine months ended December 31, 2006 includes an $8 million tax benefit recorded in the September 2006 quarter for the final Internal Revenue Service (“IRS”), audit settlement of Symantec’s fiscal years 2003 and 2004 as well as an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition income tax return that was recorded in the June 2006 quarter.

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

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision, to the extent that the interest expense had been provided through the tax provision, or as a reduction to Goodwill if it had been recorded through purchase accounting. At April 1, 2007, before any tax benefits, we had $92 million of accrued interest and $13 million of accrued penalties on unrecognized tax benefits. Interest included in our provision for income taxes was approximately $24 million for the nine months ended December 31, 2007.

Since the adoption of FIN 48 on April 1, 2007, we have recorded a net increase of unrecognized tax benefits of approximately $82 million during the nine months ended December 31, 2007, of which $55 million and $13 million are related to the acquisitions of Altiris and Vontu, respectively, and are reflected in the purchase accounting for the acquisitions.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 1995 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California and Japan. As of December 31, 2007, we are under examination by the IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years.

On June 26, 2006, we filed a petition with the U.S. Tax Court to protest a Notice of Deficiency from the IRS claiming that we owe $867 million, excluding penalties and interest, for the 2000 and 2001 tax years of Veritas. On August 30, 2006, the IRS answered our petition and the case has been docketed for trial in U.S. Tax Court and is

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The accounting treatment related to pre-acquisition uncertain tax positions will change when FAS 141R becomes effective, which will be in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an increase or decrease to goodwill.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to its total unrecognized tax benefits within the next twelve months.

Note 14.	Litigation

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. On August 30, 2006, the IRS answered our petition and this matter has been docketed for trial in U.S. Tax Court and is scheduled to begin on June 30, 2008. We have subsequently agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS has also agreed to waive the assessment of penalties. We do not agree with the IRS on the $832 million remaining at issue. We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. See Note 13 for further details.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint (“CAC”), was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. In November 2007, a tentative agreement was proposed to resolve the matter, subject to several conditions. If the settlement is not completed, an adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. We believe that the amount of loss from this case is not reasonably estimable and it is less than probable that we will become liable related to this matter as of December 31, 2007.

After Veritas announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that Veritas and some of its

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that Veritas made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35 million settlement fund was established on March 25, 2005. Veritas’ insurance carriers provided for the entire amount of the settlement fund. In July 2007, the Court of Appeals vacated the settlement, finding that the notice of settlement was inadequate. The matter has been returned to the District Court for further proceedings, including reissuance of the notice. If the settlement is not approved, an adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows.

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

Note 15.	Segment Information

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

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Our reportable segments are the same as our operating segments. As of December 31, 2007, we operated in six segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Data Management. Our Security and Data Management segment focuses on providing large, medium, and small-sized business with solutions for compliance and security management, endpoint security, messaging management, and data protection management software solutions that allow our customers to secure, provision, backup, and remotely access their laptops, PCs, mobile devices, and servers.

•	Data Center Management. Our Data Center Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. In addition, our services including managed security services, consulting, education, and threat and early warning systems, help customers optimize and maximize their Symantec technology investments.

•	Altiris. Our Altiris segment provides information technology management software that enables businesses to easily manage and service network-based endpoints. This allows customers to better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.

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

		Security
	Consumer	and Data	Data Center				Total
	Products	Management	Management	Services(a)	Altiris(b)	Other	Company
	(In thousands)

Three months ended December 31, 2007:
Net revenues	$440,206	$446,839	$440,416	$96,189	$91,106	$495	$1,515,251
Operating income (loss)	224,973	152,580	157,681	(1,579)	24,511	(362,392)	195,774
Depreciation and amortization expense	1,763	7,723	13,232	2,342	346	175,505	200,911
Three months ended December 31, 2006:
Net revenues	$406,145	$411,141	$390,933	$68,517	$39,151	$(14)	$1,315,873
Operating income (loss)	241,988	115,929	121,309	(16,512)	21,399	(325,075)	159,038
Depreciation and amortization expense	1,404	8,963	13,102	2,797	148	174,568	200,982
Nine months ended December 31, 2007:
Net revenues	$1,297,464	$1,292,564	$1,237,996	$263,345	$242,245	$1,064	$4,334,678
Operating income (loss)	685,133	382,972	367,776	(25,978)	58,921	(1,079,965)	388,859
Depreciation and amortization expense	5,150	23,100	40,345	8,204	900	540,705	618,404
Nine months ended December 31, 2006:
Net revenues	$1,182,306	$1,210,322	$1,122,765	$206,787	$119,913	$56	$3,842,149
Operating income (loss)	725,492	317,079	372,109	(31,022)	63,235	(1,003,391)	443,502
Depreciation and amortization expense	3,797	26,598	38,679	8,260	414	531,728	609,476

(a)	Included in the Services segment are our Managed Security Services and DeepSight products and services which were moved from the Security and Data Management segment

(b)	Included in the Altiris segment are revenues from the GhostTM, pcAnywhereTM, and LiveStateTM Delivery products which we moved from the Security and Data Management segment.

Note 16.	Subsequent Event

On February 4, 2008, all conditions to closing the joint venture with Huawei Technologies discussed in Note 4 have been satisfied, and we authorized the funding of the new entity with $150 million in cash.

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

OVERVIEW

Our Business

We are a world leader in providing infrastructure software to protect individuals and enterprises from a variety of risks. We provide consumers, home offices, and small businesses with Internet security and personal computer (“PC”), problem-solving products; we provide small and medium-sized businesses with software to provision, backup, secure, and remotely access their PCs and servers; we provide enterprise and large enterprise customers with security, storage and server management, data protection, and application performance management solutions; and we provide a full range of consulting and educational services to enterprises of all sizes. In addition, we continually work to enhance the features and functionality of our existing products, extend our product leadership, and create innovative solutions for our customers to address the rapidly changing threat environment. Founded in 1982, we have operations in 40 countries worldwide.

On April 6, 2007, we completed our acquisition of Altiris, Inc., a leading provider of IT management software that enables businesses to easily manage and service network-based endpoints. We used approximately $841 million of our cash and cash equivalents to fund the acquisition, which amount was net of Altiris’ cash and cash equivalents balance. We believe this acquisition enables us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets.

On November 30, 2007, we completed our acquisition of Vontu, Inc. (“Vontu”), a provider of Data Loss Prevention (DLP) solutions that assists organizations in preventing the loss of confidential or proprietary information, for approximately $298 million in cash, which amount was net of Vontu’s cash and cash equivalents balance. On November 29, 2007, we borrowed $200 million under our five-year $1 billion senior unsecured revolving credit facility to partially finance our acquisition of Vontu.

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

As of December 31, 2007, we operated in six segments, descriptions of which are provided in Note 15 of Notes to Condensed Consolidated Financial Statements. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Our net income was $132 million and $278 million, respectively, for the three and nine months ended December 31, 2007 as compared to our net income of $117 million and $344 million, respectively, for the three and nine months ended December 31, 2006. Net income for the fiscal 2008 periods as compared to the fiscal 2007 periods was affected by higher sales, amortization of deferred revenue, marketing expenses, write-downs of $87 million in the September 2007 quarter and an additional $6 million in the December 2007 quarter related to non-strategic assets of the Data Center Management segment, and restructuring charges of $52 million incurred in the nine months ended December 31, 2007 related to cost savings initiatives discussed below. During the December 2007 quarter, employee headcount increased by approximately 5% from March 31, 2007 and approximately 3% from December 31, 2006, primarily due to our 2007 acquisitions of Altiris and Vontu.

Revenue for the three and nine months ended December 31, 2007 was 15% and 13% higher, respectively, than revenue for the three and nine months ended December 2006. For the three and nine months ended December 31, 2007, we realized revenue growth across all of our geographic regions as compared to the three and nine months ended December 31, 2006 and experienced revenue growth in all of our segments. Increased sales related to some of our enterprise products contributed to the increase in deferred revenue realized in the three and nine months ended December 31, 2007, and we will benefit from this increase in future periods as the deferred revenue balance becomes recognized as revenue. The factors contributing to the growth in revenue and deferred revenue are discussed more fully in “Results of Operations” below.

Foreign currency fluctuations positively impacted our international revenue growth by approximately 5 percentage points and 3 percentage points, respectively, during the three and nine month periods ended December 31, 2007 as compared to the same prior year periods. Due to the nature of fluctuation movements we are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. To the extent that international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

In the fourth quarter of fiscal 2007, we implemented a cost savings initiative, which included a workforce reduction of approximately 6% worldwide. We have substantially implemented this cost savings initiative. In the December 2007 quarter, we implemented another restructuring plan to continue our focus on controlling costs. These cost savings initiatives resulted in restructuring charges totaling $52 million in the first three quarters of fiscal 2008 and may result in additional restructuring charges in future periods.

During the September 2007 quarter, we determined that specified tangible and intangible assets and liabilities of the Data Center Management segment, consisting of our Application Performance Management (APM) business, did not meet the long term strategic objectives of the segment. Accordingly, we have recorded a write-down of $87 million to value these assets and liabilities at their respective estimated fair value. During the December 2007 quarter, we recorded an additional $6 million write-down based upon a change in the estimate of the total impairment loss. In January 2008, we signed a definitive agreement to dispose of these assets. We expect that this transaction will be completed during the fourth quarter of fiscal 2008.

Our gross margins and operating expenses were affected in the first three quarters of fiscal 2008, and we expect them to be affected in future periods, as a result of recent changes in the terms of some of our relationships with key Original Equipment Manufacturers (“OEMs”). We have negotiated new contract terms with some of our OEM partners, which have resulted in payments to OEM partners being included in our Condensed Consolidated Statements of Income as Operating expenses rather than Cost of revenues. In general, payments to OEMs made on a placement fee per unit basis will be treated as Operating expenses, while payments based on a revenue-sharing model will be amortized as Cost of revenues. As a result of these recent changes, we expect Cost of revenues to decrease and we expect Operating expenses to increase. The increase in Operating expenses will more than offset the decrease in Cost of revenues because placement fee arrangements are expensed on an estimated average cost basis, while revenue-sharing arrangements are amortized ratably over a one-year period, and because payments to OEMs have increased.

Critical Accounting Estimates

On April 1, 2007, we adopted a new pronouncement related to income taxes, as discussed under the Significant Accounting Policies portion of Note 1 of the Notes to Condensed Consolidated Financial Statements. Other than this, there have been no significant changes in our critical accounting estimates during the nine months ended December 31, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	($ in thousands)

Net revenues	$1,515,251	$1,315,873	$4,334,678	$3,842,149
Period over period change	$199,378		$492,529
	15%		13%

The increase in revenues for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 is primarily due to favorable foreign currency impact of $69 million, $56 million due to the sales of products acquired through our April 6, 2007 acquisition of Altiris for which there is no comparable revenue in the same prior year period, and higher amortization of deferred revenue as a result of the higher amount of deferred revenue at the beginning of the December 2007 period than at the beginning of the December 2006 period. Our total deferred revenue was $2.599 billion and $2.325 billion at the beginning of the three month periods ended December 31, 2007 and 2006, respectively, and was $2.877 billion and $2.559 billion at the end of the three month periods ended December 31, 2007 and 2006, respectively. The higher deferred revenue balance at the beginning of the December 2007 period is due to a greater portion of the revenue from transactions being subject to deferral since the beginning of the third quarter of fiscal 2007 than was the case in prior periods. This in turn is the result of closing more multi-year contracts, selling more services along with our license and maintenance arrangements, and the combination of our buying programs for all of our enterprise offerings, which resulted in a change in the vendor-specific objective evidence (“VSOE”) of fair value for our storage and availability offerings. Increased sales related to our Backup Exec, Enterprise Vault, Net Backup and Storage Foundation products also contributed to the increase in our deferred revenue balance as of December 31, 2007.

As a result of our initiative to offer customers a more comprehensive solution to protect and manage a global IT infrastructure, we expect to sell more services with our license and maintenance contracts. VSOE may not exist for some of these services, which will result in recognizing an increased amount of deferred revenue, and an increased classification of revenues as Content, subscriptions, and maintenance revenue, from these contracts. We also increased the amount of maintenance renewals sold with a license component, resulting in a larger portion of revenues associated with contracts being classified as Content, subscriptions, and maintenance revenue, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately.

The increase in revenues for the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 is primarily due to favorable foreign currency impact of $148 million, $135 million due to the sales of products acquired through our April 6, 2007 acquisition of Altiris for which there is no comparable revenue in the same prior year period, $115 million as a result of prior period growth in demand for our Consumer Products, and higher amortization of deferred revenue as a result of the higher amount of deferred revenue at the beginning of the December 2007 period than at the beginning of the December 2006 period. Our total deferred revenue was $2.754 billion and $2.264 billion at the beginning of the nine month periods ended December 31, 2007 and 2006, respectively, and was $2.877 billion and $2.559 billion at the end of the nine month periods ended December 31, 2007 and 2006, respectively, for the reasons discussed above.

The revenue increases during the three and nine months ended December 31, 2007 discussed above are further described in the segment discussions that follow.

Content, subscriptions, and maintenance revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	($ in thousands)

Content, subscriptions, and maintenance revenues	$1,167,443	$993,889	$3,371,126	$2,866,460
Percentage of total net revenues	77%	76%	78%	75%
Period over period change	$173,554		$504,666
	17%		18%

Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where VSOE of the fair value of undelivered elements does not exist, and managed security services. These arrangements are generally offered to our customers over a specified period of time and we recognize the related revenue ratably over the maintenance, subscription, or service period. In addition, as noted above, increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter have impacted the timing of our recognition of this revenue. These changes cause a larger portion of revenue associated with contracts to be classified as Content, subscriptions, and maintenance revenue instead of Licenses revenue.

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

Content, subscriptions, and maintenance revenues increased for the three and nine month periods ended December 31, 2007 as compared to the comparable prior year periods primarily due to increases of $111 million and $326 million, respectively, in revenue related to enterprise products and services, excluding acquired Altiris products. This increase in enterprise product and services revenue was largely attributable to higher amortization of deferred revenue, for the reasons discussed above. The increase is also due to favorable foreign currency impact of $51 million and $113 million, respectively.

Revenue related to our Consumer Products increased $34 million and $115 million in the three and nine month periods ended December 31, 2007 as compared to the comparable prior year periods, respectively, primarily due to prior period growth in sales of Norton Internet Security and Norton 360 products and strength in online revenues due to growth in the use of the Internet, and the increased awareness and sophistication of security threats. Furthermore, revenues for the three and nine month periods ended December 31, 2007 increased $24 million and $53 million, respectively, due to the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the three and nine month periods ended December 31, 2006.

Licenses revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	($ in thousands)

Licenses revenues	$347,808	$321,984	$963,552	$975,689
Percentage of total net revenues	23%	24%	22%	25%
Period over period change	$25,824		$(12,137)
	8%		(1)%

Licenses revenues increased in the three month period ended December 31, 2007 as compared to the comparable prior year periods primarily due to an increase of $32 million from the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the three month period ended December 31, 2006 and a favorable foreign currency impact of $17 million. This increase is partially offset by a decrease in license revenues from the Security and Data Management, Data Center Management, and Altiris segments of $18 million (excluding foreign currency impact and acquired Altiris products, which mitigated the decline in license revenues from those products), as a result of increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter, causing a larger portion of revenue associated with contracts to be classified as Content, subscriptions, and maintenance revenue instead of Licenses revenue.

Licenses revenues decreased in the nine month period ended December 31, 2007 as compared to the comparable prior year period primarily due to the decrease in revenues from the Security and Data Management and Data Center Management segments exceeding the favorable foreign currency impact realized in the current period. License revenues from the Security and Data Management, Data Center Management, and Altiris segments decreased $115 million, excluding foreign currency impact and acquired Altiris products, as a result of increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter, causing a larger portion of revenue associated with contracts to be classified as Content, subscriptions, and maintenance revenue instead of Licenses revenue. This decrease in revenue for the nine month period ended December 31, 2007 is partially offset by an $83 million increase due to the sales of products acquired through our acquisition of Altiris for which there is no comparable revenue in the nine month period ended December 31, 2006 and a favorable foreign currency impact of $35 million.

Net revenue and operating income by segment

Consumer Products segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	($ in thousands)

Consumer Products revenues	$440,206	$406,145	$1,297,464	$1,182,306
Percentage of total net revenues	29%	31%	30%	31%
Period over period change	$34,061		$115,158
	8%		10%
Consumer Products operating income	$224,973	$241,988	$685,133	$725,492
Percentage of total net revenues	15%	18%	16%	19%
Period over period change	$(17,015)		$(40,359)
	(7)%		(6)%

Consumer Products revenues increased in the three and nine month periods ended December 31, 2007 as compared to the comparable prior year periods due to an aggregate increase of $74 million and $227 million, respectively, in revenue from our Norton Internet Security and Norton 360 products. These increases are due to the increase in demand of our products during prior periods, which became recognized as current period revenue. These increases are partially offset by aggregate decreases of $36 million and $101 million in revenue from our Norton AntiVirus and Norton System Works products in the three and nine month periods ended December 31, 2007, respectively. These decreases resulted from our customers’ continued migration to the Norton Internet Security products and to our new Norton 360 products, which offer broader protection to address the rapidly changing threat environment. Our electronic orders include sales derived from OEMs, subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of our Norton Internet Security products, Norton 360 products, and our Norton AntiVirus products) grew by $47 million and $137 million in the three and nine month periods ended December 31, 2007 as compared to the three and nine month periods ended December 31, 2006, respectively. Included in the total Consumer Products segment revenue increase is a favorable foreign currencies impact of $22 million and $50 million in the three and nine month periods ended December 31, 2007 as compared to the three and nine month periods ended December 31, 2006, respectively.

Operating income for the Consumer Product segment decreased, as total expenses exceeded revenue growth for the segment. Total expenses from our Consumer segment increased in the three and nine month periods ended December 31, 2007 as compared to the same prior year periods by $51 million and $156 million, respectively, primarily driven by increases in the amount of payments we make to OEMs on a placement fee basis, rather than a revenue-sharing basis, as described above under “Financial Results and Trends.”

Security and Data Management segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Security and Data Management revenues	$446,839	$411,141	$1,292,564	$1,210,322
Percentage of total net revenues	29%	31%	30%	32%
Period over period change	$35,698		$82,242
	9%		7%
Security and Data Management operating income	$152,580	$115,929	$382,972	$317,079
Percentage of total net revenues	10%	9%	9%	8%
Period over period change	$36,651		$65,893
	32%		21%

The increase in revenues from our Security and Data Management segment in the three and nine month periods ended December 31, 2007 as compared to the comparable prior year periods was primarily due to an aggregate increase in revenue from our Backup Exec and Enterprise Vault products of $31 million and $55 million, respectively, as a result of increased demand and higher amortization of deferred revenue from the higher amount of deferred revenue at the beginning of the three and nine month periods ended December 31, 2007 than at the beginning of the comparable period last year, for the reasons discussed above in “Total Net Revenues.” Included in the total Security and Data Management segment revenue increase is a favorable foreign currencies impact of $20 million and $44 million in the three and nine month periods ended December 31, 2007 as compared to the three and nine month periods ended December 31, 2006, respectively.

Operating income for the Security and Data Management segment increased, as revenue growth exceeded the growth in total expenses for the segment. Total expenses from our Security and Data Management segment increased in the three month and nine month periods ended December 31, 2007 as compared to the same prior year periods by $16 million. This was primarily due to higher overall sales and marketing expenses in this segment.

Data Center Management segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	($ in thousands)

Data Center Management revenues	$440,416	$390,933	$1,237,996	$1,122,765
Percentage of total net revenues	29%	30%	29%	29%
Period over period change	$49,483		$115,231
	13%		10%
Data Center Management operating income	$157,681	$121,309	$367,776	$372,109
Percentage of total net revenues	10%	9%	8%	10%
Period over period change	$36,372		$(4,333)
	30%		(1)%

The increase in revenues from our Data Center Management segment in the three and nine month periods ended December 31, 2007 as compared to the same prior year periods was primarily due to an aggregate increase in revenue from our NetBackup and Storage Foundation products of $34 million and $96 million, respectively, driven by increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of the three and nine month periods ended December 31, 2007 than at the beginning of the comparable periods last year, for the reasons discussed above in “Total Net Revenues.” Included in the total Data Center Management segment revenue increase is a favorable foreign currencies impact of $20 million and $41 million in the three and nine month periods ended December 31, 2007 as compared to the three and nine month periods ended December 31, 2006, respectively.

Operating income for the Data Center Management segment increased, as revenue growth exceeded the growth in total expenses for the segment. Total expenses in our Data Center Management segment increased in the three and nine month periods ended December 31, 2007 as compared to the same prior year periods by $13 million and $120 million, respectively. These increases were primarily due to the write-down of specified tangible and intangible assets related to the APM business in the amount of $93 million, of which $87 million was recorded in the September 2007 quarter and $6 million was recorded in the December 2007 quarter. Additionally, increases in sales and marketing expenses contributed to higher overall costs for the Data Center Management segment.

Services segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Services revenues	$96,189	$68,517	$263,345	$206,787
Percentage of total net revenues	7%	5%	6%	5%
Period over period change	$27,672		$56,558
	40%		27%
Services operating loss	$(1,579)	$(16,512)	$(25,978)	$(31,022)
Percentage of total net revenues	0%	(1)%	(1)%	(1)%
Period over period change	$14,933		$5,044
	(90)%		(16)%

Revenue from our Services segment increased in the three and nine month periods ended December 31, 2007 as compared to the comparable prior year periods primarily due to an increase in consulting services of $22 million and $44 million, respectively, as a result of increased demand for service offerings.

Total expenses from our Services segment increased in the three and nine month periods ended December 31, 2007 as compared to the same prior year periods by $13 million and $52 million, respectively. This increase is primarily due to higher wages and outside services costs of $13 million and $47 million, respectively, to support the segment’s effort to increase its revenue base.

Altiris segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Altiris revenues	$91,106	$39,151	$242,245	$119,913
Percentage of total net revenues	6%	3%	5%	3%
Period over period change	$51,955		$122,332
	133%		102%
Altiris operating income	$24,511	$21,399	$58,921	$63,235
Percentage of total net revenues	2%	2%	1%	2%
Period over period change	$3,112		$(4,314)
	15%		(7)%

The overall increase in Altiris revenue for the three and nine month periods ended December 31, 2007 of $56 million and $135 million, respectively, as compared to the same prior year periods was primarily due to sales of products acquired through our April 2007 acquisition of Altiris. There is no comparable revenue in the same prior year periods. This increase was offset slightly by decreased sales of our pcAnywhere product.

Total expenses from our Altiris segment in the three and nine month periods ended December 31, 2007 as compared to the same prior year periods increased $49 million and $126 million, respectively, as a result of our April 2007 acquisition of Altiris for which there are no comparable expenses in the same prior year periods.

Other segment

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Other revenues	$495	$(14)	$1,064	$56
Percentage of total net revenues	0%	0%	0%	0%
Period over period change	$509		$1,008
	NA		NA
Other operating loss	$(362,392)	$(325,075)	$(1,079,965)	$(1,003,391)
Percentage of total net revenues	(24)%	(25)%	(25)%	(26)%
Period over period change	$(37,317)		$(76,574)
	11%		8%

Revenue from our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment during the three and nine month periods ended December 31, 2007 and 2006 were immaterial. The Other segment also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments. The increase in the three and nine month periods ended December 31, 2007 as compared to the same prior year periods is primarily the result of our fiscal 2008 restructuring plan.

Net revenues by geographic region

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

North America (U.S. and Canada)	$752,482	$693,915	$2,215,148	$2,036,347
Percentage of total net revenues	50%	53%	51%	53%
Period over period change	$58,567		$178,801
EMEA (Europe, Middle East, Africa)	$524,981	$417,931	$1,443,270	$1,201,901
Percentage of total net revenues	34%	32%	33%	31%
Period over period change	$107,050		$241,369
Asia Pacific/Japan	$210,453	$177,455	$595,673	$529,536
Percentage of total net revenues	14%	13%	14%	14%
Period over period change	$32,998		$66,137
Latin America	$27,335	$26,572	$80,587	$74,365
Percentage of total net revenues	2%	2%	2%	2%
Period over period change	$763		$6,222

International revenues increased in the three and nine month periods ended December 31, 2007 as compared to the same prior year periods mainly due to favorable foreign currency impact of $69 million and $148 million, respectively. We cannot predict the extent to which revenues in future periods will be positively or negatively impacted by changes in foreign currency exchange rates however, if international sales continue to become a greater portion of our total sales changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results. Furthermore, international revenues increased as a result of growth in revenues from our Data Center Management and Security and Data Management products of $53 million and $96 million for the three and nine month periods ended December 31, 2007, respectively, as a result of increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue for the reasons described above. Sales of products acquired through our April 2007 acquisition of Altiris increased international revenues by $23 million and $52 million for the three and nine month periods ended December 31, 2007, respectively, for which there is no comparable revenue in the prior periods. Growth in international revenues from sales of products from our Consumer Products segment of $21 million and $77 million for the three and nine month periods ended December 31, 2007, respectively, was driven by prior period demand for Norton Internet Security products.

In North America, the increases in revenue during the three and nine month periods ended December 31, 2007 as compared to the same prior year periods was primarily due to sales of products acquired through our acquisition of Altiris of $33 million and $84 million, respectively, for which there is no comparable revenue in the prior periods, and growth in revenues from sales of products from our Consumer Products segment of $13 million and $38 million for the three and nine month periods ended December 31, 2007, respectively, which were driven by prior period demand for Norton Internet Security products. Both domestic and international revenue were positively impacted by higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of the three and nine month periods ended December 31, 2007 than at the beginning of the comparable prior year periods, for the reasons discussed above.

Cost of Revenues

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Cost of revenues	$299,161	$310,503	$913,951	$909,563
Gross margin	80%	76%	79%	76%
Period over period change	$(11,342)		$4,388
	(4)%		0%

Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 due primarily to higher revenues being realized from deferred revenue, along with lower royalty payments, which were offset in part by a year over year increase in services costs. Gross margin increased in the nine months ended December 31, 2007 as compared to the comparable period last year due to higher revenues along with cost of revenues remaining relatively constant due to increased services costs offset by lower royalties and scrap and obsolescence costs. We anticipate that our net revenues from our Services segment may grow to comprise a higher percentage of our total net revenues, which would have a negative impact on our gross margin, as our services typically have a higher Cost of revenues than our software products. Gross margin was also positively impacted as the terms of several of our OEM arrangements changed from revenue-sharing arrangements to placement fee arrangements during fiscal 2007. Placement fee arrangements are expensed on an estimated average cost basis as sales and marketing expenses, while revenue-sharing arrangements are amortized as Cost of revenues ratably over a one-year period.

Cost of content, subscriptions, and maintenance

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Cost of content, subscriptions, and maintenance	$204,355	$213,977	$619,593	$612,637
As a percentage of related revenue	18%	22%	18%	21%
Period over period change	$(9,622)		$6,956
	(4)%		1%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006. The quarter over quarter increase in margin is primarily driven by higher revenues and lower OEM royalties as a percentage of revenue more than offsetting increases in Services expenses. Costs related to our Services consulting business increased $4 million and those related to Consumer Products segment decreased $13 million in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

During the nine months ended December 31, 2007, Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue as compared to the comparable period last year due primarily to increased costs of billable services being more than offset by decreases in technical support costs, OEM royalties and scrap and obsolescence charges as a percentage of revenue. In addition, during the nine months ended December 31, 2007, costs related to the Services consulting business increased $21 million and costs related to Consumer Products segment decreased $18 million, compared to the same prior year period.

We expect our cost of content, subscriptions and maintenance to be affected in future periods as a result of recent changes in the terms of some of our key OEM relationships, as discussed above under “Financial Results and Trends.”

Cost of licenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Cost of licenses	$10,304	$12,015	$31,434	$39,466
As a percentage of related revenue	3%	4%	3%	4%
Period over period change	$(1,711)		$(8,032)
	(14)%		(20)%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses decreased as a percentage of the related revenue in the three and nine months ended December 31, 2007 as compared to the three and nine months ended December 31, 2006. The decrease in the three month period ended December 31, 2007 is primarily attributable to higher revenues and to a lesser extent due to lower manufacturing costs. The decrease in cost of licenses as a percentage of revenues for the nine month period ended December 31, 2007 as compared to the nine months ended December 31, 2006 is due to a combination of higher revenues and lower obsolescence reserves. Fiscal 2007 had relatively high obsolescence reserves due to the Company’s decision to exit certain aspects of the appliance business.

Amortization of acquired product rights

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Amortization of acquired product rights	$84,502	$84,511	$262,924	$257,460
Percentage of total net revenues	6%	6%	6%	7%
Period over period change	$(9)		$5,464
	0%		2%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The amortization in the three month periods ended December 31, 2006 and 2007 is primarily associated with the Veritas acquisition, for which amortization began in July 2005. In connection with the Veritas acquisition, we recorded $1.3 billion in acquired product rights which are being amortized over their expected useful lives of three months to five years. We amortize the fair value of all other acquired product rights over their expected useful lives, generally one to eight years. Amortization in the three months ended December 31, 2007 was relatively consistent with the amortization in the three months ended December 31, 2006 primarily due to the amortization associated with the Altiris acquisition, which was offset in part by certain acquired product rights becoming fully amortized. The increase in amortization in the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006 is primarily due to the Altiris acquisition. For further discussion of acquired product rights and related amortization, see Note 5 of the Notes to Condensed Consolidated Financial Statements for further details.

Operating Expenses

Sales and marketing expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Sales and marketing	$627,980	$500,067	$1,791,672	$1,432,105
Percentage of total net revenues	41%	38%	41%	37%
Period over period change	$127,913		$359,567
	26%		25%

The increase in sales and marketing expense in the three and nine months ended December 31, 2007 as compared to the same prior year periods was primarily due to an increase in headcount and the change in our OEM arrangements. The increase in headcount contributed approximately $67 million in employee compensation expense for the three months ended December 31, 2007. The balance of the increase for the three-month period is primarily a result of changes in our OEM arrangements discussed above under “Financial Results and Trends,” which accounted for $68 million of the increase as compared to the December 2006 quarter. The increase in sales and marketing expenses in the nine months ended December 31, 2007 as compared to the same period in 2006 is due primarily to the increase in headcount which contributed $197 million in employee compensation expense. The remaining increase for the nine month period is a result of changes in our OEM arrangements, which accounted for $169 million of the increase as compared to the nine months ended December 31, 2006. We expect sales and marketing expenses to continue to increase for the fourth quarter of fiscal 2008 compared to the same fiscal 2007 period due to changes in the terms of some of our key OEM relationships, as discussed above.

Research and development expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Research and development	$225,293	$216,969	$671,928	$648,414
Percentage of total net revenues	15%	16%	16%	17%
Period over period change	$8,324		$23,514
	4%		4%

Research and development expense declined slightly as a percentage of revenues for the three months and nine months ended December 31, 2007 compared to the same periods in the prior year.

General and administrative expenses

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

General and administrative	$82,600	$78,820	$254,850	$237,517
Percentage of total net revenues	5%	6%	6%	6%
Period over period change	$3,780		$17,333
	5%		7%

General and administrative expense declined slightly as a percentage of revenues for the three months and nine months ended December 31, 2007 compared to the same periods in the prior year.

Amortization of other purchased intangible assets

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Amortization of other purchased intangible assets	$54,996	$50,476	$168,847	$151,570
Percentage of total net revenues	4%	4%	4%	4%
Period over period change	$4,520		$17,277
	9%		11%

Other intangible assets are comprised of customer base, trade names and partnership agreements. The increased amortization in the three and nine months ended December 31, 2007 compared to the same periods last year is primarily associated with the acquisitions of Company-i and 4FrontSecurity, Inc. which both occurred during fiscal 2007, coupled with the acquisitions of Altiris and Vontu, which were both consummated during fiscal 2008. We recorded $223 million and $33 million of intangible assets related to the Altiris and Vontu acquisitions, respectively, which will be amortized over their useful lives of one to eight years. For further discussion of other intangible assets and related amortization, see Note 5 of Notes to Condensed Consolidated Financial Statements for further details.

Restructuring

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Restructuring	$23,305	$—	$51,883	$19,478
Percentage of total net revenues	2%	N/A	1%	1%
Period over period change	$23,305		$32,405
	N/A		166%

In the third quarter of fiscal 2008, we implemented a restructuring plan to continue our focus on controlling costs. During the period, we incurred approximately $23 million of restructured expenses related to severance, associated benefits, and outplacement services for the termination of approximately 570 employees located in Americas, Europe, and Asia Pacific. Approximately $12 million was paid out during the third quarter of fiscal 2008. As of December 31, 2007, $11 million remained in a restructuring accrual, which we expect to be paid by the end of fiscal 2009.

In the three and nine months ended December 31, 2007, we recorded approximately $23 million and $52 million, respectively, of restructuring expenses related to the third quarter fiscal year 2008 restructuring plan and the fiscal 2007 cost savings initiative announced in January 2007, respectively. The costs recorded during the three months ended December 31, 2007 were primarily related to severance costs associated with the third quarter fiscal 2008 plan, while the remaining costs in the nine months ended December 31, 2007 were related to employee termination costs associated with redundant employees located outside of the United States originally announced in January 2007. For further information, see Note 11 of Notes to the Condensed Consolidated Financial Statements for further details.

In the nine months ended December 31, 2006, we recorded $19 million of restructuring costs. These restructuring costs related to severance, associated benefits, and outplacement services for the termination of 323 redundant employees located in the United States, Europe, and Asia Pacific. The restructuring costs also included an immaterial amount related to excess facilities that we vacated in the United States, Europe, and Asia Pacific. In the nine months ended December 31, 2006, we paid $12 million related to this reserve.

Write-down of intangible assets

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Write-down of intangible assets	$6,142	$—	$92,688	$—
Percentage of total net revenues	0%	N/A	2%	N/A
Period over period change	$6,142		$92,688
	N/A		NA

During the second quarter of fiscal 2008, we determined that certain tangible and intangible assets and liabilities of the Data Center Management segment did not meet the long term strategic objectives of the segment. As of December 31, 2007, the assets associated with this transaction have a value of approximately $7 million, with approximately $3 million of associated liabilities. We recorded an impairment loss of $87 million in the second quarter of fiscal 2008, and an additional $6 million in the third quarter of fiscal 2008 based upon a change in the estimate of the impairment loss. On January 10, 2008, we signed an agreement to sell these assets. For further information, see Note 8 of Notes to the Condensed Consolidated Financial Statements for further details.

Non-operating Income and Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Interest income	$19,997	$28,741	$59,997	$91,540
Interest expense	(7,477)	(6,257)	(20,385)	(20,987)
Other income (expense), net	(2,348)	(3,897)	883	11,502

Total	$10,172	$18,587	$40,495	$82,055

Percentage of total net revenues	1%	1%	1%	2%
Period over period change	$(8,415)		$(41,560)
	(45)%		(51)%

The decrease in interest income in the three and nine months ended December 31, 2007 as compared to the same period last year was due to a lower average cash balance due to our use of cash for the repurchase of our own stock under a stock buy-back program and our purchase of Vontu on November 30, 2007 and Altiris on April 6, 2007.

Interest expense for the three and nine months ended December 31, 2007 as compared to the same periods last year was relatively consistent.

Other income (expense), net for the three months ended December 31, 2007 as compared to the same period last year remained relatively consistent and was comprised mainly of foreign exchange fluctuations. The decline in Other income (expense), net for the nine months ended December 31, 2007 as compared to the same period last year is primarily due to the gain of $17 million related to the sale of a building located in Milpitas, California in fiscal 2007 compared to a $3 million gain associated with the sale of intellectual property and other miscellaneous activity during fiscal 2008.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		($ in thousands)

Provision for income taxes	$74,056	$60,855	$151,890	$182,071
Effective income tax rate	36%	34%	35%	35%
Period over period change	$13,201		$(30,181)
	22%		(17)%

The effective tax rate was approximately 36% and 34% for the three month periods and 35% both of the nine month periods ended December 31, 2007 and 2006, respectively. The effective tax rates for all periods are favorably impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income taxes and non-deductible stock-based compensation resulting from the adoption of SFAS No. 123(R), Share-Based Payment. Additionally, the effective tax rates for both December 2007 and 2006 quarters are lower due to the benefit items described below. The September and December 2007 quarters include a full 40% tax benefit of approximately $34 million and $2 million, respectively related to the write-down of tangible and intangible assets related to the Data Center Management segment, as discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements. The December 2006 quarter includes an additional $5 million tax expense to adjust year to date taxes provided on pre-tax income generated in the 2006 June and September quarters. Additionally, we recorded in the December 2006 quarter a $6 million benefit related to favorable prior year items, including the retroactive reinstatement of the U.S. federal research credit. Further, the tax expense for the nine months ended December 31, 2006 includes an $8 million tax benefit recorded in the September 2006 quarter for the final IRS audit settlement of Symantec’s fiscal years 2003 and 2004 as well as an accrual of approximately $6 million for penalty risks associated with the late filing of Veritas’ final pre-acquisition income tax return that was recorded in the June 2006 quarter.

The decrease in tax expense related to the nine month period ending December 31, 2007 is primarily attributable to the $37 million tax benefit associated with the write-down of tangible and intangible assets of the Data Center Management segment. The increase in the tax expense for the three month period ending December 31, 2007 primarily relates to higher pre-tax earnings. Additionally, we recorded a $1 million tax expense as opposed to a $6 million benefit in the December 2007 and 2006 quarters, respectively, related to prior year items.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective April 1, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions, by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

We believe realization of substantially all of our net deferred tax assets as of December 31, 2007 is more likely than not based on the future reversal of temporary tax differences and upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Risk Factors, set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We assess the need for an additional valuation allowance on a quarterly basis.

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

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended
	December 31,
	2007	2006
	(In thousands)

Net cash provided by (used for)
Operating activities	$1,144,283	$1,099,251
Investing activities	(1,354,013)	(135,114)
Financing activities	(931,162)	(781,096)
Effect of exchange rate fluctuations on cash and cash equivalents	66,347	93,340

Net change in cash and cash equivalents	$(1,074,545)	$276,381

As of December 31, 2007, our primary source of liquidity was our existing cash, cash equivalents, and short-term investments of $2.0 billion, of which 21% was held domestically and the remainder was held outside of the U.S. In April 2007, we completed our acquisition of Altiris, Inc. We used approximately $841 million of our domestic cash and cash equivalents balance to fund the purchase price of Altiris, which amount is net of Altiris’ cash and cash equivalents balances. In November 2007, we used approximately $298 million to complete our acquisition of Vontu, which was partially financed by our $200 million borrowing under our five-year, $1 billion senior unsecured revolving credit facility.

On January 24, 2007, we announced that the Board of Directors authorized the repurchase of $1 billion of Symantec common stock without a scheduled expiration date. As of June 30, 2007, we completed the $1 billion share repurchase program. On June 14, 2007, we announced that our Board of Directors authorized the repurchase of an additional $2 billion of Symantec common stock, without a scheduled expiration date. As of December 31, 2007 we have repurchased $800 million in Company shares under this plan and $1.2 billion of this new authorization remained available for future repurchases.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2007, in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Operating Activities

Net cash provided by operating activities during the nine months ended December 31, 2007 resulted largely from net income of $277 million, adjusted for non-cash depreciation and amortization charges of $618 million, a write-down of assets of $94 million, and non-cash stock-based compensation expense of $121 million. The write-down of assets includes a non-cash impairment charge of $93 million for the sale of assets from the Data Center Management segment, and a $1 million non-cash impairment charge on buildings held for sale. Income taxes payable also increased by $215 million, primarily due to the FIN 48 implementation and Altiris acquisition during the first quarter of fiscal 2008. Accounts receivable increased $165 million due to higher than expected sales activity during the nine month period.

Net cash provided by operating activities during the nine months ended December 31, 2006 resulted largely from net income of $343 million, adjusted for non-cash depreciation and amortization charges of $609 million and non-cash stock-based compensation expense of $119 million. Income taxes payable decreased $87 million primarily due to payments, including amounts related to Veritas pre-acquisition tax liabilities on foreign subsidiary distributions. Deferred revenue increased $222 million due to strong billings.

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2007 was primarily the result of the use of $841 million to fund the purchase of Altiris, which amount is net of Altiris’ cash and cash equivalents balances, and $298 million to fund the purchase of Vontu, which amount is net of Vontu’s cash and cash equivalents balances. Additionally, during the nine months ended December 31, 2007, capital expenditures were $209 million and purchases of short term investments totaled $825 million, offset by proceeds from sales of short term investments of $831 million.

Net cash provided by investing activities during the six months ended December 31, 2006 was primarily the result of net proceeds from the sale of property and equipment, primarily a building in Milpitas, California, of $87 million and proceeds of $295 million from sales of available-for-sale securities. These items were offset by purchases of available-for-sale securities of $130 million and capital expenditures of $350 million, which included $81 million for the purchase of two office buildings in Cupertino, California.

Financing Activities

During the nine months ended December 31, 2007, we repurchased a total of 70 million shares of our common stock, under the plans announced in January 2007 and June 2007, at prices ranging from $16.98 to $20.14 per share, for an aggregate amount of $1.3 billion. As of December 31, 2007, $1.2 billion remained authorized for future repurchases.

On November 29, 2007, we borrowed $200 million under our five-year, $1 billion senior unsecured revolving credit facility to finance in part our acquisition of Vontu, and all of this amount remained outstanding at December 31, 2007. The outstanding borrowing amount bears interest at 4.7075% per annum, which is due and payable quarterly. Payment of the principal amount is due on November 28, 2008, subject to extension at our option under the terms of the revolving line of credit. As of December 31, 2007, we were in compliance with all of the covenants.

During the nine months ended December 31, 2006, we repurchased 129 million shares of our common stock at prices ranging from $15.61 to $21.23 per share for an aggregate amount of $2.3 billion. For further information regarding stock repurchase activity see Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds of this quarterly report and Note 9 of the Notes to Condensed Consolidated Financial Statements in this quarterly report, which information is incorporated herein by reference.

In the nine months ended December 31, 2007 and 2006, we received net proceeds of $164 million and $169 million, respectively, from the issuance of our common stock through employee benefit plans. In the nine months ended December 31, 2007 and December 31, 2006 we repaid debt of zero and $520 million, respectively.

The Company believes that its cash, cash equivalent and short-term investment balances are sufficient to satisfy expected cash needs for at least the next 12 months.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments for our operating leases and purchase obligations as of December 31, 2007.

		Payments Due by Period
		Remaining Quarter	Fiscal 2009	Fiscal 2011	Fiscal 2013 and
	Total	of Fiscal 2008	and 2010	and 2012	thereafter
	(In thousands)

Purchase obligations(1)	$196,493	$155,933	$32,974	$4,228	$3,358
Operating leases(2)	$474,023	$26,547	$168,139	$104,569	$174,768

(1)	We enter into purchase obligations in the normal course of our business. Our purchase obligations at December 31, 2007 decreased by approximately $21 million as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

(2)	We lease office space in North America (principally in the United States) and various locations throughout the world. Our operating lease commitments at December 31, 2007 increased by approximately $59 million as compared to what was previously reported in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Included in the operating leases is $17 million of our restructuring reserve related to facilities.

Convertible senior notes

Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of December 31, 2007, the conditions to convertibility of the Senior Notes had not been met.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of December 31, 2007, all such obligations are immaterial.

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

Uncertain tax positions

At December 28, 2007, we reflected $458 million in long term taxes payable related to uncertain tax benefits. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

Norton agreement

On June 20, 2007, the Company and Peter Norton amended the Amended Agreement Respecting Certain Rights of Publicity dated August 31, 1990, concerning Symantec’s license to Peter Norton’s publicity rights. As a result of this amendment the Company has recorded a long-term liability for the net present value of the payments of $29 million with $2 million due in the last quarter of fiscal 2008, $8 million in 2009, $6 million in 2010, $4 million in 2011, $2 million in 2012, and an immaterial amount thereafter.

Huawei Technologies joint venture

In May 2007, we signed an agreement to invest in a joint venture with Huawei Technologies Co., Ltd. Upon the formation of the joint venture, we will contribute storage and security software and $150 million in cash in return for a 49% interest in the entity. The joint venture is expected to close in early February 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We believe there have been no significant changes in our market risk exposures during the nine months ended December 31, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this Item may be found in Note 14 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Part II, Item 1 by reference.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. There have been no material changes in our risks from such description.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three month period ended December 28, 2007 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchase	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
				($ in millions)

September 29, 2007 to October 26, 2007	—	—	—	$1,600
October 27, 2007 to November 23, 2007	6,849,500	$17.40	119,180,306	$1,481
November 24, 2007 to December 28, 2007	15,878,500	$17.69	280,812,201	$1,200

Total	22,728,000	$17.60	399,992,507

For information with regard to our stock repurchase programs, including programs completed during the period covered by this Report, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6.	Exhibits

			Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

10.01		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements.	8-K	000-17781	10.01	12/03/07
10.02	*	Separation and Release Agreement, dated November 5, 2007 (as amended on December 7, 2007), between Symantec Corporation and Kristof Hagerman	8-K	000-17781	10.01	12/14/07
10.03	*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10.04	*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: February 4, 2008

EXHIBIT INDEX

			Incorporated by Reference
Exhibit				File			Filed with
Number		Exhibit Description	Form	Number	Exhibit	File Date	this 10-Q

10.01		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements.	8-K	000-17781	10.01	12/03/07
10.02	*	Separation and Release Agreement, dated November 5, 2007 (as amended on December 7, 2007), between Symantec Corporation and Kristof Hagerman.	8-K	000-17781	10.01	12/14/07
10.03	*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10.04	*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.