Form 10-K
period 2008-03-28
SYMANTEC CORP
filed 2008-05-21
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 28, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on September 28, 2007 as reported on the Nasdaq Global Select Market: $16,723,116,226.

Number of shares outstanding of the registrant’s common stock as of April 25, 2008: 840,122,348

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2008 are incorporated by reference into Part III herein.

SYMANTEC CORPORATION

FORM 10-K
For the Fiscal Year Ended March 28, 2008

“Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo, Norton, and Veritas are trademarks or registered trademarks of Symantec in the U.S. and other countries. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Item 1A, Risk Factors, beginning on page 13. We encourage you to read that section carefully.

PART I

Item 1.	Business

Symantec is a global leader in providing security, storage and systems management solutions to help businesses and consumers secure and manage their information. We provide customers worldwide with software and services that protect, manage and control information risks related to security, data protection, storage, compliance, and systems management. We help our customers manage cost, complexity and compliance by protecting their IT infrastructure as they seek to maximize value from their IT investments.

We deliver a comprehensive and diverse set of security and availability products and services to large enterprises, governments, small and medium-sized businesses, and consumers on a worldwide basis. Our delivery network includes direct, inside, and channel sales resources that support our ecosystem of more than 44,000 partners worldwide, as well as various relationships with original equipment manufacturers, or OEMs, Internet service providers, or ISPs, and retail and online stores. We operate in three geographic regions: Americas, which includes United States, Canada, and Latin America; EMEA, which includes Europe, Middle East and Africa; and Asia Pacific Japan (APJ).

We operate primarily in two growing, diversified markets within the software sector: the security market and the storage software market. The security market includes products that protect consumers and enterprises from threats to endpoint devices, computer networks, and electronic information. Over the past several years, we have seen security threats continue to evolve from traditional viruses, worms, Trojan horses, and other vulnerabilities, and more recently from threats such as phishing (attacks that use spoofed websites and emails designed to record keystrokes or to deceive recipients into divulging personal financial data), email fraud, and identity theft. We have also seen security rise to a top priority for enterprises as information security is increasingly linked to regulatory compliance. This evolution is a key driver of our research and development and acquisition strategies, as we strive to differentiate our solutions from the competition and address our customers’ changing needs.

The storage software market includes products that manage, archive, protect, and recover business-critical data. We believe that the security and storage software markets are converging as customers increasingly require our help in mitigating their risk profiles and managing their storage solutions in order to secure and manage their most valuable asset — their information. The worldwide storage software market consists of storage management, server and application management, backup and archiving, and infrastructure software products and services. Key drivers of demand in this market include the ever-increasing quantity of data being collected, the need for data to be protected, recoverable, and accessible at all times, and the need for a growing number of critical applications to be continuously available and highly performing.

Other factors driving demand in these markets include the increase in the number of Internet users, computing devices, and companies conducting business online, the continuous automation of business processes, the on-going desire of organizations to manage their overall IT risk, the increasing pressure on companies to lower storage and server management costs while simultaneously increasing the utilization, availability levels, and performance of their existing IT infrastructure, and the increasing importance of document retention and regulatory compliance solutions.

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

Business Developments and Highlights

During fiscal 2008, we took the following actions to support our business:

•	We developed and launched several new products and integrated new feature functionality into new versions of products across our offerings. As a result, customers are leveraging our broader product portfolio to help them secure and manage their critical asset — information. Some of the new offerings in our enterprise business include: an integrated single agent to manage endpoint protection that incorporates compliance functionality; a single solution for centralized, end-to-end management of backup environments as well as adding data de-duplication and continuous disk-based backup capability; data protection for archiving that includes a simple, easy-to-manage online storage option via our software-as-a-service platform; a standardized storage management solution for heterogeneous environments that simplifies data center infrastructure; an integrated data loss prevention solution that combines endpoint and network-back technology to prevent the loss of confidential data wherever it is used or stored; and, the integration of endpoint security and Windows-based backup, which includes process workflow and automation functionality, based on the Altiris web services-based architecture. In our consumer business, we delivered stronger protection against web-based attacks as well as password and identity management tools.

•	We formed a joint venture with Huawei, Technologies Co., Ltd to develop and manufacture security and storage appliances for global telecommunications carriers and enterprise customers. See Note 5 of the Notes to Consolidated Financial Statements in this annual report for more information.

•	We completed three acquisitions during fiscal 2008, Altiris, Inc., Vontu, Inc., and Transparent Logic Technologies, Inc. In addition, during fiscal 2009, we acquired AppStream, Inc. These acquisitions add new products as well as enhance our product portfolio with additional features and capabilities. See Note 4 and 20 of the Notes to Consolidated Financial Statements in this annual report for more information.

•	We sold the Application Performance Management (APM) business because we determined that APM was not a focus area that aligned with our long-term strategic direction. See Note 6 of the Notes to Consolidated Financial Statements in this annual report for more information.

•	We reduced our cost structure in order to better align expenses with revenue expectations.

•	We made the following key additions and changes to our executive management team:

•	We announced the appointment of Enrique Salem as Chief Operating Officer responsible for product development, sales, services, marketing and IT. Mr. Salem will be focusing on improving operations by leveraging our broad portfolio of technology and services across the businesses, while ensuring the sales and services teams are executing on our product initiatives.

•	We realigned the enterprise product groups to improve cross product line collaboration and drive better operating results. The enterprise product line leaders of the Security and Compliance group and Storage and Server Management group report directly to Mr. Salem.

•	Greg Hughes was named Chief Strategy Officer responsible for strategy and corporate development. Mr. Hughes will be focusing on emerging growth areas, such as our Symantec Protection Network, our software-as-a-service (SaaS) platform, as well as identifying and investing in new business models and go-to-market strategies.

•	We repurchased 81 million shares of our common stock for an aggregate amount of $1.5 billion.

Founded in 1982, Symantec has grown to approximately $5.9 billion in revenue in fiscal 2008, positioning Symantec as the fourth largest independent software company in the world based on revenue. We have operations in more than 40 countries and our principal executive offices are located at 20330 Stevens Creek Blvd., Cupertino, California 95014. Our telephone number at that location is (408) 517-8000. Our home page on the Internet is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

For information regarding our revenue by segment, revenue by geographical area, and long-lived assets by geographical area, see Note 19 of the Notes to Consolidated Financial Statements in this annual report. For information regarding the amount and percentage of our revenue contributed in each of our product categories and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 of the Notes to Consolidated Financial Statements in this annual report. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Operating Segments and Products

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. During most of fiscal 2008, we had six operating segments: Consumer Products, Security and Data Management, Data Center Management, Services, Altiris, and Other. The Other segment is comprised of sunset products and products nearing the end of their life cycle and also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, patent settlements, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.

During the March 2008 quarter, we modified our segment reporting structure in line with business operational changes associated with Enrique Salem’s promotion to Chief Operating Officer in January 2008. The following changes have been made to our segment reporting structure:

•	The Security and Data Management segment was renamed the Security and Compliance segment.

•	The Altiris segment, in its entirety, moved into the Security and Compliance segment.

•	The Data Center Management segment was renamed the Storage and Server Management segment. We also moved the Backup Exec products to the Storage and Server Management Group from the Security and Data Management segment.

•	There were no changes to net revenues in the Consumer Products, Services, or Other segments.

The revised segment structure as noted above has been reflected in our financial results for all periods presented in this annual report.

Consumer Products

Our Consumer Products segment provides suites and services that include Internet security, PC tuneup, and backup for individual users and home offices. Our Nortontm brand of consumer security software products provides protection for Windows®, Macintosh®, Windows-Mobile®, and Symbiantm platforms.

Many of Symantec’s consumer products include an ongoing commitment to provide product technology and feature updates throughout the typical 12-month term of the subscription, to help ensure up-to-the-minute protection against the latest threats. Most of the products that we are currently marketing or developing feature LiveUpdatetm functionality, which automatically updates these products with the latest technology, malware protection, antispyware definitions, antiphishing and antispam blacklists, parental control databases, and many other types of security and application data.

During fiscal 2008, the growth in our consumer business was driven by the evolving threat landscape, including malicious threats and crimeware, and increased demand for products that secure sensitive online consumer interactions, such as financial transactions, online backup and identity management. Our primary consumer products are: Norton 360tm, Norton Internet Securitytm, and Norton AntiVirus.

Security and Compliance

Our Security and Compliance segment focuses on helping our customers standardize, automate and drive down the costs of day-to-day security activities.

Our primary security and compliance solutions address the following areas:

Endpoint Security and Management

Our endpoint security and management offerings enable organizations to evaluate, protect, and remediate both managed and unmanaged systems as they connect to corporate assets. Integrated solutions help customers protect critical network endpoints such as desktops, servers, laptops, and mobile devices against known and unknown threats using technologies such as antivirus, antispyware, firewall, intrusion prevention, network access control, advanced management, and monitoring.

Endpoint management solutions help customers further secure and ultimately reduce the cost of owning information technology by automating management tasks, including backup, recovery, deployment, migration, inventory, patch management, IT asset and service management, business process automation, data archiving and remote control. Products include Symantectm Endpoint Protection, Symantec Network Access Control, and Altiristm Total Management Suite.

Information Risk Management

Our Information Risk Management solutions provide a common framework for customers to consistently enforce data security policies across endpoints, networks, email, storage systems, and archiving. These solutions are built on market-leading policy management, archiving and retention, data loss prevention, antispam, and content filtering technologies, allowing IT professionals to proactively mitigate data security risks and policy violations while rapidly and cost-effectively responding to e-Discovery requests. We also help customers define, control, and govern their IT policies from a central location, enabling them to protect critical assets and reduce business risk by probing for network vulnerabilities, monitoring threats in real-time, retaining logs for analysis, managing security incidents, and demonstrating compliance with internal mandates and external regulations. Products include Symantec Information Foundationtm, Symantec Mail Security, Symantec Enterprise Vaulttm, Vontutm Data Loss Prevention, Symantec Control Compliance Suite, Symantec Security Information Manager, and Symantec Enterprise Security Managertm.

Storage and Server Management

Our Storage and Server Management segment focuses on providing enterprise customers with storage management, high availability, and data protection solutions across heterogeneous storage and server platforms. These solutions enable companies to standardize on a single layer of infrastructure software that works on every major distributed operating system and supports every major storage device, database, and application.

Our primary storage and server management solutions address the following areas:

Storage and Availability Management

These solutions provide file systems, volume management, clustering, storage resource management, storage utilization management, Storage Area Network management, storage virtualization and replication. They also enable enterprises to manage large storage environments and ensure the availability of critical applications. Products include Veritas CommandCentral Storage, Veritas Storage Foundationtm, and Veritastm Cluster Server.

Data Protection

Symantec’s data protection family of products are designed to ensure successful backup and recovery of information and systems for organizations ranging from small to large enterprises using the latest disk, tape, de-duplication, indexing and virtual technologies. Products include Veritas NetBackuptm, Veritas NetBackup PureDisktm, Symantec Backup Exectm, and Symantec Backup Exec System Recovery.

Services

Our Services segment delivers Consulting, Managed, Hosted and Education services that complement our products and assist with product sales.

Managed and Hosted Services

Symantec Managed Services enable customers to place resource-intensive IT operations under the management of experienced Symantec specialists in order to optimize existing resources and focus on strategic IT projects. Symantec Hosted Services leverage infrastructure managed in a Symantec environment to help customers reduce IT complexity, manage IT risk, and to lower cost of operations. Symantec recently launched the Symantec Protection Network, a software-as-a-service platform that brings a range of availability technologies to small to medium-sized businesses. Currently two offerings are in the market — Symantec Online Backup and Symantec Online Storage for Backup Exec.

Consulting and Education Services

Symantec Consulting provides product enablement and residency services to enable customers to maximize the value of their investment in Symantec’s products and solutions. In addition, Symantec Consulting provides customers advisory services in the areas of security and availability. Education Services provides a full range of programs, including technical training and security awareness training, to help customers optimize their Symantec solutions.

Sales and Channel Strategy

Consumer Products

We sell our consumer products and services to individuals and home offices globally through a multi-tiered network of distribution partners. Our strategy is to place our products in a variety of channels where consumers might consider purchasing security, PC tuneup and backup products.

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

Sales in the Consumer Products business through our electronic distribution channel, which includes sales derived from OEMs, subscriptions, upgrades, online sales, and renewals, grew by $174 million in fiscal 2008 over fiscal 2007. During fiscal 2008, approximately 73 percent of revenue in the Consumer Products segment came from our electronic channels.

Enterprise Solutions

We sell and market our products and related services to enterprise customers both directly and through a variety of indirect sales channels, which include value-added resellers, or VARs, large account resellers, or LARs, distributors, system integrators, or SIs, and OEMs. Our enterprise customers include many leading global corporations, small and medium-sized businesses, and many government agencies around the world. Some of our sales efforts are targeted to senior executives and IT department personnel who are responsible for managing a company’s IT initiatives.

Our primary method of demand generation for enterprise customers is through our direct sales force. We ended fiscal 2008 with approximately 9,200 individuals in our sales and services team. Account managers are responsible for customer relationships and opportunity management and are supported by product and services specialists.

We complement our direct sales efforts with indirect sales channels such as resellers, VARs, LARs, distributors, and SIs, primarily to address the small to medium-sized enterprise market. We sell our products through authorized distributors in more than 40 countries throughout the world. Our top distributor during fiscal 2008 was Ingram Micro, Inc.

Another important element of our Enterprise Solutions strategy involves our relationships with OEM partners that incorporate our products into their products, bundle our products with their products, or serve as authorized resellers of our products.

Marketing and Advertising

Our marketing expenditure relates primarily to advertising and promotion, which includes demand generation and brand recognition of our consumer and enterprise products. Our advertising and promotion efforts include, but are not limited to, electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. We also invest in cooperative marketing campaigns with distributors, resellers, retailers, OEMs, and industry partners.

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

Support

Symantec has centralized support facilities throughout the world that provide rapid, around-the-clock responses to a wide range of customer inquiries. We have support facilities with experts in technical areas associated with the products we produce and the operating environments in which these products are deployed by many of our customers. Our technical support experts provide customers with information on product implementation and usage, issue resolution, and countermeasures and identification tools for new threats. Support is available in multiple languages including Cantonese, Dutch, English, French, German, Italian, Japanese, Korean, Mandarin, Portuguese, and Spanish. We believe that enhanced language support is an important element of our success and plan to continue our investments in the delivery of non-English technical support.

Symantec provides customers various levels of enterprise support offerings depending on their needs. Business Critical Services, our highest level of protection provides personalized, proactive support from technical experts for enterprises that require secure, uninterrupted access to their data and applications. Our enterprise security support program offers annual maintenance support contracts to enterprise customers worldwide, including content, upgrades, and technical support. Our standard technical support includes the following: unlimited hotline service delivered by telephone, fax, email, and over the Internet; immediate patches for severe problems; and, periodic software updates and access to our technical knowledge base and frequently asked questions.

Our consumer product support program provides self-help online services, phone, chat, and email support to consumers worldwide. A team of product experts, editors, and language translators are dedicated to maintaining the robustness of the online knowledge base. Generally, we use an outside vendor to provide telephone product support for a fee. Customers that subscribe to LiveUpdate receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products.

Customers

Our solutions are used worldwide by individual and enterprise customers in a wide variety of industries, small, medium and large enterprises, as well as various governmental entities. In fiscal 2008, 2007 and 2006, one distributor, Ingram Micro, accounted for 10%, 11% and 13%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. None of these contracts was individually responsible for over 10 percent of our total net revenues in each of the last three fiscal years. In fiscal 2008, 2007 and 2006, one reseller, Digital River, accounted for 11%, 12% and 11%, respectively, of our total net revenues.

Research and Development

Research and development expenses, exclusive of in-process research and development associated with acquisitions, were $895 million, $867 million, and $682 million in fiscal 2008, 2007, and 2006, respectively. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

Symantec embraces a global R&D strategy with teams of engineers worldwide focused on product development, pure research and on tailoring our products to meet regional requirements. Conducting R&D close to our customers ensures that we have intimate knowledge of the markets we serve and a better link between our customers and our labs. Symantec strives to maintain long-term technological leadership by nurturing innovation, generating new ideas and developing next-generation technologies across all of our business.

Symantec Research Labs is a group designed to foster new technologies and products to help us maintain leadership in existing markets. The team focuses on short, medium, and long-term applied research, develops new products in emerging areas, participates in government-funded research projects, and partners with universities to conduct research to support Symantec’s needs.

Our Security Response experts, located at research centers throughout the world, are focused on collecting and analyzing the latest malware threats, ranging from network security threats and vulnerabilities to viruses and worms. All this data is collected through our Symantec Global Intelligence Network, which provides insight into emerging trends in attacks, malicious code activity, phishing, spam, and other threats. The Security Response team is also focused on developing new technologies and approaches to protecting customers’ information and systems.

Independent contractors are used for various aspects of the product development process. In addition, elements of some of our products are licensed from third parties.

Acquisitions

Our strategic technology acquisitions are designed to enhance the features and functionality of our existing products, as well as extend our product leadership. We use strategic acquisitions to provide certain technology, people, and products for our overall product and services strategy. We consider both time to market and potential market share gains when evaluating acquisitions of technologies, product lines, or companies. We have completed a number of acquisitions of technologies, companies, and products in the past, and we have also disposed of technologies and products. We may acquire and/or dispose of other technologies, products and companies in the future.

During fiscal 2008, we completed the following acquisitions:

Company Name	Company Description	Date Acquired

Altiris Inc.	A provider of information technology management software that enables businesses to easily manage and service network-based endpoints.	April 6, 2007
Vontu, Inc.	A provider of Data Loss Prevention (DLP) solutions that assist organizations in preventing the loss of confidential or proprietary information.	November 30, 2007
Transparent Logic Technologies, Inc.	A provider of products that support business process automation and workflow.	January 11, 2008

In addition, on April 18, 2008, we acquired AppStream Inc., a provider of application streaming technology, an on-demand delivery mechanism that leverages the power of application virtualization to enable greater flexibility and control.

For further discussion of our acquisitions, see Notes 4 and 20 of the Notes to Consolidated Financial Statements in this annual report.

Competition

Our markets are consolidating, are highly competitive, and are subject to rapid changes in technology. We are focused on integrating next generation technology capabilities into our solution set in order to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry also include, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

In addition to the competition we face from direct competitors, we face indirect or potential competition from retail, application providers, operating system providers, network equipment manufacturers, and other OEMs, who may provide various solutions and functions in their current and future products. We also compete for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. In addition, we compete with other software companies, operating system providers, network equipment manufacturers and other OEMs to acquire technologies, products, or companies and to publish software developed by third parties. We also compete with other software companies in our effort to place our products on the computer equipment sold to consumers by OEMs.

The competitive environments in which each segment operates are described below.

Consumer Products

Some of the channels in which our consumer products are offered are highly competitive. Our competitors are sometimes intensely focused on customer acquisition, which has led such competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships.

Our primary competitors in the Consumer Products segment are McAfee, Inc., Microsoft Corporation, and Trend Micro Inc. There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions.

Security and Compliance

In the security and compliance markets, we compete against many companies that offer competing products to our technology solutions and competing services to our response and support services. Our primary competitors in the security market are Cisco Systems, Inc., McAfee, Microsoft, and Trend Micro. There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions.

Storage and Server Management

The markets for storage and server management are intensely competitive. In the areas of data protection and storage and server management, our primary competitors are CA Inc., CommVault Systems, Inc., EMC, Inc., Hewlett-Packard Co., IBM Corp., Microsoft, Oracle Corp., and Sun Microsystems, Inc.

Services

We believe that the principal competitive factors for our services segment include technical capability, customer responsiveness, and our ability to hire and retain talented and experienced services personnel. Our primary competitors in the services segment are EMC, Hewlett-Packard, IBM, and regional specialized consulting firms. In the managed security services business, our primary competitors are IBM and VeriSign, Inc.

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

Seasonality

As is typical for many large software companies, our business is seasonal. Software license and maintenance orders are generally higher in our third and fourth fiscal quarters and lower in our first and second fiscal quarters. A significant decline in license and maintenance orders is typical in the first quarter of our fiscal year as compared to license and maintenance orders in the fourth quarter of the prior fiscal year. In addition, we generally receive a higher volume of software license and maintenance orders in the last month of a quarter, with orders concentrated in the later part of that month. We believe that this seasonality primarily reflects customer spending patterns and budget cycles, as well as the impact of compensation incentive plans for our sales personnel. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because revenue is not recognized until an order is shipped or services are performed and other revenue recognition criteria are met, and because a significant portion of our in-period revenue is provided by the ratable recognition of our deferred revenue balance.

Employees

As of March 28, 2008, we employed more than 17,600 people worldwide, approximately 53 percent of whom reside in the U.S. Approximately 6,200 employees work in sales and marketing; 5,200 in research and development; 3,900 in support and services; and 2,300 in management, manufacturing, and administration.

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

In addition, if we cannot adapt our business models to keep pace with industry trends, our revenue could be negatively impacted. In connection with our enterprise software offerings, we license our applications on a variety of bases, such as per server, per processor, or based on performance criteria such as per amount of data processed or stored. If enterprises continue to migrate towards solutions, such as virtualization, which allow enterprises to run multiple applications and operating systems on a single server and thereby reduce the number of servers they are required to own and operate, we may experience lower license revenues unless we are able to successfully change our enterprise licensing model or sell additional software to take into account the impact of these new solutions.

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

We are subject to fluctuations in demand for our products and services due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns and budget constraints of our actual and potential customers, levels of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines, our revenues and gross margin could be adversely affected. For example, if the challenging economic conditions in the United States or other key markets continue or deteriorate further, we may experience slower or negative revenue growth and our business and operating results might suffer.

We operate in a highly competitive environment, and our competitors may gain market share in the markets for our products that could adversely affect our business and cause our revenues to decline.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a drop in revenue that could adversely affect our business and operating results. To compete successfully, we must maintain a successful research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategies, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

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

Another growing industry trend is the software-as-a-service (“SaaS”) business model, whereby software vendors develop and host their applications for use by customers over the Internet. This allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up and operational costs. Advances in the SaaS business model could enable the growth of our competitors and could affect the success of our traditional software licensing models. We have recently released our own SaaS offerings. However, it is uncertain whether our SaaS strategy will prove successful or whether we will be able to successfully incorporate our SaaS offering into our current licensing models. Our inability to successfully develop and market SaaS product offerings could cause us to lose business to competitors.

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

We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions can involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, and technology

•	Diversion of management time and attention from our existing business and other business opportunities

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees

•	Assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business

•	The addition of acquisition-related debt as well as increased expenses and working capital requirements

•	Dilution of stock ownership of existing stockholders

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act

•	Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense

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

In June 2006, we sold $2.1 billion in aggregate principal amount of convertible senior notes. As a result of the sale of the notes, we have a substantially greater amount of long term debt than we have maintained in the past. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion and we borrowed $200 million under the facility in November 2007 to fund a portion of the purchase price of our acquisition of Vontu, Inc. Our credit facility allows us immediate access to an additional $800 million of domestic funds if we identify opportunities for its use. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations.

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

From time to time, we receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all.

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

Most of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, alone or through our alliances with the Business Software Alliance (“BSA”), or the Software & Information Industry Association (SIIA), could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.

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

Our financial results have been in the past, and may continue to be in the future, materially affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired product rights

•	Impairment of goodwill

•	Stock-based compensation expense

•	Restructuring charges

•	Impairment of long-lived assets

•	Loss on sale of a business and similar write-downs of assets held for sale

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

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Competitive pricing pressure for one or more of our classes of products

•	Our ability to timely complete the release of new or enhanced versions of our products

•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses)

•	Our resellers making a substantial portion of their purchases near the end of each quarter

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter

•	Cancellation, deferral, or limitation of orders by customers

•	Fluctuations in foreign currency exchange rates

•	Movement in interest rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

•	Disruptions in our business operations or target markets caused by, among other things,

•	Earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide

•	Acts of war or terrorism

•	Intentional disruptions by third parties

•	Health or similar issues, such as a pandemic

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

The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	Announcements of quarterly operating results and revenue and earnings forecasts by us that fail to meet or be consistent with our earlier projections or the expectations of our investors or securities analysts

•	Announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts

•	Rumors, announcements, or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements

•	Changes in revenue and earnings estimates by us, our investors, or securities analysts

•	Accounting charges, including charges relating to the impairment of goodwill

•	Announcements of planned acquisitions or dispositions by us or by our competitors

•	Announcements of new or planned products by us, our competitors, or our customers

•	Gain or loss of a significant customer

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies

•	Acts of terrorism, the threat of war, and other crises or emergency situations

•	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate

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

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our Dublin, Ireland facility also includes manufacturing operations. Our corporate headquarters is located in Cupertino, California in a 532,000 square foot facility that we own. We occupy an additional 796,000 square feet in the San Francisco Bay Area, of which 592,000 square feet is owned and 204,000 square feet is leased. Our leased facilities are occupied under leases that expire at various times through 2022. The following table presents the approximate square footage of our facilities as of March 28, 2008:

	Approximate Total Square Footage(1)
Location	Owned	Leased

Americas	2,044,000	1,616,000
Europe, Middle East, and Africa	285,000	598,000
Asia Pacific/Japan	5,000	1,277,000

Total	2,334,000	3,491,000

(1)	Included in the total square footage above are vacant, available-for-lease properties totaling approximately 266,000 square feet, and certain properties currently held-for-sale totaling approximately 192,000 square feet. Total square footage excludes executive suites, and approximately 234,000 square feet relating to facilities subleased to third parties.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.

Item 3.	Legal Proceedings

Information with respect to this Item may be found in Note 18 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq Global Select Market.

	Fiscal 2008				Fiscal 2007
	Mar. 28,	Dec. 28,	Sep. 28,	June 29,	Mar. 30,	Dec. 29,	Sep. 29,	June 30,
	2008	2007	2007	2007	2007	2006	2006	2006

High	$18.72	$21.32	$21.03	$20.70	$21.86	$22.19	$21.42	$17.90
Low	$14.54	$15.97	$17.23	$16.77	$16.20	$18.59	$14.78	$14.98

As of March 28, 2008, there were 3,456 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock. We currently intend to retain future earnings for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Repurchases of Our Equity Securities

Stock repurchases during the three-month period ended March 28, 2008 were as follows:

				Dollar Value
				of Shares
				That May Yet be
			Total Number of Shares	Purchased Under
	Total Number of	Average Price	Purchased Under Publicly	the Plans
	Shares Purchased	Paid per Share	Announced Plans or Programs	or Programs
				(In millions )

December 29, 2007 to January 25, 2008	—	$—	—	$1,200
January 26, 2008 to February 22, 2008	10,727,425	17.71	10,727,425	1,010
February 24, 2008 to March 28, 2008	569,000	17.73	569,000	$1,000

Total	11,296,425	$17.71	11,296,425

On June 14, 2007, we announced that our Board of Directors authorized the repurchase of $2 billion of Symantec common stock, without a scheduled expiration date. As of March 28, 2008, $1 billion remained authorized for future repurchases. For information with regard to our stock repurchase programs, See Note 12 of the Notes to Consolidated Financial Statements in this annual report, which information is incorporated herein by reference.

Stock Performance Graphs

These performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

Comparison of cumulative total return — March 31, 2003 to March 31, 2008

The graph below compares the cumulative total stockholder return on Symantec common stock from March 31, 2003 to March 31, 2008 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on March 31, 2003, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

*$100 invested on 3/31/03 in stock or index — including reinvestment of dividends. Fiscal year ending March 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	3/03	3/04	3/05	3/06	3/07	3/08
Symantec Corporation	100.00	236.35	217.76	171.82	176.62	169.68
S & P 500	100.00	135.12	144.16	161.07	180.13	170.98
S & P Information Technology	100.00	144.06	140.47	159.47	164.42	163.72

Comparison of cumulative total return — June 23, 1989(1) to March 31, 2008

The graph below compares the cumulative total stockholder return on Symantec common stock from June 23, 1989 (the date of Symantec’s initial public offering) to March 31, 2008 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on June 30, 1989, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). Symantec has provided this additional data to provide the perspective of a longer time period which is consistent with Symantec’s history as a public company. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 19-YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

*$100 invested on 6/23/89 in stock or 5/31/89 in index — including reinvestment of dividends. Fiscal year ending March 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	6/89	3/90	3/91	3/92	3/93	3/94	3/95	3/96	3/97	3/98
Symantec Corporation	100.00	173.91	419.57	743.48	223.91	271.74	400.00	223.91	247.83	468.48
S & P 500	100.00	108.97	124.68	138.45	159.53	161.88	187.08	247.13	296.13	438.26
S & P Information Technology	100.00	101.30	119.45	134.38	153.32	178.89	241.48	321.24	448.04	684.50

	3/99	3/00	3/01	3/02	3/03	3/04	3/05	3/06	3/07	3/08
Symantec Corporation	294.57	1306.52	727.17	1433.39	1362.78	3220.87	2967.65	2341.57	2406.96	2312.35
S & P 500	519.16	612.32	479.59	480.75	361.71	488.74	521.45	582.60	651.53	618.45
S & P Information Technology	1144.59	2284.82	985.78	965.52	672.12	957.96	940.82	1092.85	1139.97	1139.50

(1)	Symantec’s initial public offering was on June 23, 1989. Data is shown beginning June 30, 1989 because data for cumulative returns on the S&P 500 and the S&P Information Technology indices are available only at month end.

Item 6.	Selected Financial Data

The following selected consolidated financial data is derived from the Consolidated Financial Statements included in this annual report. This data is qualified in its entirety by and should be read in conjunction with the more detailed Consolidated Financial Statements and related notes included in this annual report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

During the past five fiscal years, we have made the following acquisitions:

•	Altiris Inc., Vontu Inc., and Transparent Logic Technologies, Inc. during fiscal 2008

•	Company-i Limited and 4FrontSecurity, Inc. during fiscal 2007

•	Veritas Software Corporation, XtreamLok Pty. Ltd., WholeSecurity, Inc., Sygate Technologies, Inc., BindView Development Corporation, IMlogic, Inc., and Relicore, Inc. during fiscal 2006

•	Brightmail, Inc., TurnTide, Inc., @stake, Inc., LIRIC Associates Ltd, and Platform Logic, Inc. during fiscal 2005

•	Nexland, Inc., PowerQuest, Inc., Safeweb, Inc., and ON Technology Corp. during fiscal 2004

Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in the Consolidated Financial Statements included in this annual report since their respective dates of acquisition.

Five-Year Summary

	Fiscal(c)
	2008	2007(a)	2006(b)	2005	2004
	(In thousands, except net income per share)

Consolidated Statements of Income Data:
Net revenues	$5,874,419	$5,199,366	$4,143,392	$2,582,849	$1,870,129
Acquired in-process research and development(d)	—	—	285,100	3,480	3,710
Restructuring	73,914	70,236	24,918	2,776	907
Integration	—	744	15,926	3,494	—
Loss on sale of a business(e)	94,616	—	—	—	—
Operating income	602,280	519,742	273,965	819,266	513,585
Net income	$463,850	$404,380	$156,852	$536,159	$370,619
Earnings per share — basic(f)	$0.53	$0.42	$0.16	$0.81	$0.61
Earnings per share — diluted(f)	$0.52	$0.41	$0.15	$0.74	$0.54
Shares used to compute earnings per share — basic(f)	867,562	960,575	998,733	660,631	611,970
Shares used to compute earnings per share — diluted(f)	884,136	983,261	1,025,856	738,245	719,110

(a)	In fiscal 2007, we adopted SFAS No. 123R, which resulted in stock-based compensation charges of $154 million.

(b)	We acquired Veritas on July 2, 2005 and its results of operations are included from the date of acquisition.

(c)	We have a 52/53-week fiscal year. Fiscal 2008, 2007, 2006, and 2005 were each comprised of 52 weeks of operations. Fiscal 2004 was comprised of 53 weeks of operations.

(d)	In fiscal 2006, we wrote off $284 million and $1 million of acquired in-process research and development in connection with our acquisitions of Veritas and BindView Development Corporation, respectively.

(e)	In fiscal 2008, we recorded a write-down of $95 million of certain tangible and intangible assets and liabilities in the Storage and Server Management segment. On March 8, 2008 these assets were sold to a third party.

(f)	Share and per share amounts reflect the two-for-one stock splits effected as stock dividends, which occurred on November 30, 2004, and November 19, 2003.

	As of
	March 28, 2008	March 30, 2007	March 31, 2006	April 1, 2005	April 2, 2004
	(In thousands)

Balance Sheet Data:
Working capital(g)	$(69,668)	$752,958	$430,365	$1,987,259	$1,555,094
Total assets	18,092,094	17,750,870	17,913,183	5,614,221	4,456,498
Convertible subordinated notes(h)	—	—	512,800	—	599,987
Convertible senior notes(i)	2,100,000	2,100,000	—	—	—
Long-term obligations(j)	106,187	21,370	24,916	4,408	6,032
Stockholders’ equity	$10,973,183	$11,601,513	$13,668,471	$3,705,453	$2,426,208

(g)	During fiscal 2008, we borrowed $200 million under the five-year $1 billion senior unsecured revolving credit facility that we entered into in July 2006. As of March 28, 2008, we had $200 million in outstanding borrowings included in Short-term borrowings on our Consolidated Balance Sheets related to this credit facility and were in compliance with all of the covenants. See Note 9 of the Notes to the Consolidated Financial Statements in this annual report.

(h)	In fiscal 2006, in connection with our acquisition of Veritas, we assumed $520 million of 0.25% convertible subordinated notes, which are classified as a current liability and are included in the calculation of working capital. These notes were paid off in their entirety in August 2006. In October 2001, we issued $600 million of 3% convertible subordinated notes. In November 2004, substantially all of the outstanding 3% convertible subordinated notes were converted into 70.3 million shares of our common stock and the remainder was redeemed for cash.

(i)	In fiscal 2007, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes and $1.0 billion principal amount of 1.00% Convertible Senior Notes. For more information, see Note 9 of the Notes to Consolidated Financial Statements in this annual report.

(j)	Included in Long-term obligations at March 28, 2008 is the effect of a timing difference between cash payments on the OEM placement fees and the expense recognized for accounting purposes. See “Managements Discussion and Analysis of Financial Condition and Results of Operations — Financial Results and Trends” for more discussion.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Symantec is a global leader in providing security, storage and systems management solutions to help businesses and consumers secure and manage their information. We provide customers worldwide with software and services that protect, manage and control information risks related to security, data protection, storage, compliance, and systems management. We help our customers manage cost, complexity and compliance by protecting their IT infrastructure as they seek to maximize value from their IT investments.

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to fiscal years in this report relate to fiscal year and periods ended March 28, 2008, March 30, 2007 and March 31, 2006. Our 2009 fiscal year will consist of 53 weeks and will end on April 3, 2009.

On April 6, 2007, we completed our acquisition of Altiris Inc., a leading provider of IT management software that enables businesses to easily manage and service network-based endpoints. We used approximately $841 million of our cash and cash equivalents to fund the acquisition, which amount was net of Altiris’ cash and cash equivalents balance. We believe this acquisition enables us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets.

On November 30, 2007, we completed our acquisition of Vontu, Inc. (“Vontu”), a provider of Data Loss Prevention (DLP) solutions that assists organizations in preventing the loss of confidential or proprietary information, for approximately $298 million in cash, which amount was net of Vontu’s cash and cash equivalents balance. On November 29, 2007, we borrowed $200 million under our five-year $1 billion senior unsecured revolving credit facility to partially finance this acquisition.

In February 2008, we contributed $150 million in cash to our joint venture with Huawei Technologies Co., Ltd. in exchange for a 49% interest in the joint venture. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. During the March 2008 quarter, we modified the segment reporting structure in line with business operational changes associated with Enrique Salem’s promotion to Chief Operating Officer in January 2008. The following changes have been made to our segment reporting structure: (1) the Security and Data Management segment was renamed the Security and Compliance segment; (2) the Altiris segment, in its entirety, has been moved into the Security and Compliance segment; (3) the Data Center Management segment was renamed the Storage and Server Management segment; and (4) the Backup Exec products were moved from the Security and Data Management segment to the Storage and Server Management segment. As a result of these changes, we now operate in five operating segments: Security and Compliance, Storage and Server Management, Consumer Products, Services, and Other. The new business structure more directly aligns the operating segments with markets and customers, and we believe will establish more direct lines of reporting responsibilities, speed decision making, and enhance the ability to pursue strategic growth opportunities. All financial information from periods prior to these changes in reportable segments contained in this annual report has been recast, where appropriate, in this annual report to reflect the revised segment reporting structure noted above.

For further descriptions of our operating segments, see Note 19 of the Notes to Consolidated Financial Statements in this annual report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Our net income was $464 million for fiscal 2008 as compared to $404 million and $157 million for fiscal 2007 and 2006, respectively. The higher net income for fiscal 2008 as compared to fiscal 2007 was primarily due to higher revenue in fiscal 2008 compared to fiscal 2007 as well as a net gain from settlements of litigation of $59 million in fiscal 2008 for which there was no corresponding gain in fiscal 2007. Our net income for fiscal 2008 was partially offset by higher operating expenses, including a loss on sale of a business of $95 million related to the disposition of our APM business, for which there is no corresponding charge in fiscal 2007.

The higher net income for fiscal 2007 as compared to fiscal 2006 was primarily due to the write-off in fiscal 2006 of $285 million of acquired in-process research and development, or IPR&D, as a result of the Veritas acquisition for which there is no comparable charge in fiscal 2007. This increase was partially offset by $154 million of stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, effective April 1, 2006, higher employee compensation costs resulting from increased employee headcount, and $70 million of restructuring charges compared to $25 million in fiscal 2006.

Revenue for fiscal 2008 was $5.9 billion, or 13%, higher than revenue for fiscal 2007. For fiscal 2008 we realized revenue growth across all of our geographic regions as compared to fiscal 2007 and fiscal 2006 and experienced revenue growth in all of our segments. Foreign currency fluctuations positively impacted our international revenue growth in fiscal 2008 compared to fiscal 2007. In fiscal 2007, foreign currency fluctuations also positively impacted our revenue growth internationally compared to fiscal 2006. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results. In addition, our April 2007 acquisition of Altiris contributed $194 million to our revenue increase from fiscal 2007 to fiscal 2008.

Our deferred revenue at March 28, 2008 was 12% higher than at the corresponding amount as of March 30, 2007. Increased sales related to some of our enterprise products and the depreciation of the U.S. dollar against foreign currencies drove the increase in deferred revenue realized for the year ended March 28, 2008. In recent periods, the percentage of our in-period revenue that has resulted from the amortization of our deferred revenue balance has been increasing, and we believe this trend has normalized as we are over twelve months into the transition of combining our buying programs for all of our enterprise offerings. The factors contributing to the growth in revenue and deferred revenue are discussed more fully in “Results of Operations” below.

In the fourth quarter of fiscal 2007, we implemented a cost savings initiative, which included a workforce reduction of approximately 6% worldwide. We have fully implemented this cost savings initiative in fiscal 2008. In the December 2007 quarter, we implemented another restructuring plan to continue our focus on controlling costs. These cost savings initiatives resulted in restructuring charges totaling $74 million for the year ended March 28, 2008 and we expect to incur additional charges during fiscal year 2009 as a result of this plan.

Our gross margins and operating expenses were affected during fiscal 2008 as a result of recent changes in the terms of some of our relationships with key Original Equipment Manufacturers (“OEMs”). We have negotiated new contract terms with some of our OEM partners, which have resulted in some payments to OEM partners being included in our Consolidated Statements of Income as Operating expenses rather than Cost of revenues. In general, payments to OEMs made on a placement fee per unit basis will be treated as Operating expenses, while payments based on a revenue-sharing model will be amortized as Cost of revenues. The increase in Operating expenses will more than offset the decrease in Cost of revenues because placement fee arrangements are expensed on an estimated average cost basis, while revenue-sharing arrangements are generally amortized ratably over a one-year period, and because payments to OEMs increased. These recent changes have largely been in effect for fiscal 2008 and we do not expect the trend relating to placement fees increasing Operating expense and decreasing Cost of revenues to continue.

Cash flows were strong in fiscal 2008 as we achieved $1.8 billion in operating cash flow. We ended fiscal 2008 with $2.4 billion in cash, cash equivalents, and short-term investments. In addition, during fiscal 2008 we repurchased 81 million shares of our common stock at an average price of $18.53, for total consideration of $1.5 billion.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Consolidated Financial Statements and related notes included in this annual report in accordance with generally accepted accounting principles in the United States, requires us to make estimates, which include judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Historically, our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in the Consolidated Financial Statements included in this annual report, the resulting changes could have a material adverse effect on our Consolidated Statements of Income, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact the operating results or financial condition. We believe that the estimates described below represent our critical accounting estimates, as they have the greatest potential impact on our consolidated financial statements. See also Note 1 of the Notes to the Consolidated Financial Statements included in this annual report.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. We recognize revenue primarily pursuant to the requirements of Statement of Position 97-2, Software Revenue Recognition, and any applicable amendments or modifications. Revenue recognition requirements in the software industry are very complex and require us to make many estimates.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $3.1 billion as of March 28, 2008, of which $415 million was classified as “Long-term deferred revenue” in the Consolidated Balance Sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

For our consumer products that include content updates, we recognize revenue and the associated cost of revenue ratably over the term of the subscription upon sell-through to end-users. We recognize deferred revenue and inventory for the respective revenue and cost of revenue amounts of unsold product held by our distributors and resellers.

We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on valid purchase orders. Our distributors and resellers base the quantity of orders on their estimates to meet future customer demand, which may exceed the expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is above the expected level of a four or six week supply. We estimate future returns under these limited rights of return in accordance with Statement of Financial Standard (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset deferred revenue against trade accounts receivable for the amount of revenue in excess of the expected inventory levels.

Reserves for product returns.  We reserve for estimated product returns as an offset to revenue based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to deferred revenue. If we made different estimates, material differences could result in the amount and timing of our net revenues for any period presented. More or less product may be returned than what was estimated and/or the amount of inventory in the channel could be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.

Reserves for rebates.  We estimate and record reserves for channel and end-user rebates as an offset to revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If we made different estimates, material differences may result in the amount and timing of our net revenues for any period presented.

Valuation of goodwill, intangible assets and long-lived assets

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

Goodwill.  At March 28, 2008, goodwill was $11.2 billion, other intangible assets, net were $1.2 billion, and acquired product rights, net were $649 million. We assess goodwill and intangible assets with indefinite life for impairment within our reporting units annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with our reportable segments. If the fair value of the reporting unit exceeds the carrying value of the equity assigned to that unit, goodwill is not considered to be impaired and we are not required to perform further testing. If the carrying value of the equity assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of that reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

To determine the reporting units’ fair value in the current year evaluation, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, growth rates and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

In the fourth quarter of fiscal 2008, we performed our annual impairment analysis of goodwill. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our consolidated financial statements.

Intangible Assets.  We assess the impairment of other identifiable intangible assets according to SFAS 142 whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition. During fiscal 2008 we recorded an impairment charge of $95 million primarily for the write down of intangible assets related to the sale of our Application Performance Management business.

Long-Lived Assets.  We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment charges on long-lived assets to be held and used when we determine that the carrying value of the long-lived assets may not be recoverable. Based upon the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many triggering factors which could change and cause a material impact to our operating results or financial condition. During fiscal 2008, we recorded an impairment charge of $1 million for our Newport News, VA building held for sale.

Acquired Product Rights.  We account for acquired product rights in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. We record impairment charges on acquired product rights when we determine that the net realizable value of the assets may not be recoverable. To determine the net realizable value of the assets, we use the estimated future gross revenues from each product. Our estimated future gross revenues of each product are based on company forecasts and are subject to change. During fiscal 2008, we did not have any indications of impairment.

Restructuring

We have estimated expenses for excess facilities related to consolidating, moving, and relocating personnel or sites as a result of restructuring activities and business acquisitions. In determining our estimates, we obtain information from third-party leasing agents to calculate anticipated third-party sublease income and the vacancy period prior to finding a sublessee. Market conditions may affect our ability to sublease facilities on terms consistent with our estimates. Our ability to sublease facilities on schedule or to negotiate lease terms resulting in higher or lower sublease income than estimated may affect our accrual for site closures. In addition, differences between estimated and actual related broker commissions, tenant improvements, and other exit costs may increase or decrease our accrual upon final negotiation. If we made different estimates regarding these various components of our excess facilities costs, the amount recorded for any new period presented could vary materially from those actually recorded.

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

We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends.

We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures of stock options, RSUs, and ESPP purchase rights at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest. All stock-based awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

Stock-based compensation expense related to employee stock options, RSUs, and employee stock purchases recognized under SFAS No. 123R for the year ended March 28, 2008 was $164 million.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies”. We assess the likelihood of any adverse judgments or outcomes from a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position. As of March 28, 2008, we recognized a loss for the pending settlement of a class action lawsuit related to a pre-acquisition contingency of Veritas for $21.5 million. The amount was determined based upon existing facts and circumstances of the outcome and estimates that we could reasonably and likely pay.

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

We failed to file in a timely fashion the final pre-acquisition tax return for Veritas, and as a result, it is uncertain whether we can claim a lower tax rate on a dividend made from a Veritas foreign subsidiary under the American Jobs Creation Act of 2004. We are currently petitioning the IRS for relief to allow us to claim the lower rate of tax. Because we were unable to obtain this relief prior to filing the Veritas tax return in May 2006, we have paid $130 million of additional U.S. taxes. The potential outcomes with respect to our payment of this amount include:

•	If we ultimately obtain relief from the IRS on this matter, the $130 million that we paid in May 2006 may be refunded to us and we will use that amount to increase our income tax accrual for the Veritas transfer pricing disputes. For more information see Note 17 of the Notes to Consolidated Financial Statements in this annual report.

•	If we ultimately do not receive relief from the IRS on this matter, and we otherwise have an adjustment arising from the Veritas transfer pricing disputes, then we would only owe additional tax with regard to such disputes to the extent that such adjustment is in excess of $130 million.

•	If we ultimately do not receive relief from the IRS on this matter, and we otherwise do not have an adjustment arising from the Veritas transfer pricing disputes, then (1) we would be required to adjust the purchase price of Veritas to reflect a reduction in the amount of pre-acquisition tax liabilities assumed; and (2) we would be required to recognize an equal amount of income tax expense, up to $130 million.

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. The provisions of FIN 48 became effective beginning in the first quarter of fiscal 2008. See “Newly Adopted and Recently Issued Accounting Pronouncements” under Summary of Significant Accounting Policies included in the Consolidated Financial Statements in this annual report for further discussion.

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

RESULTS OF OPERATIONS

Total Net Revenues

	Fiscal
	2008	2007	2006
	($ in thousands)

Net revenues	$5,874,419	$5,199,366	$4,143,392
Period over period change	675,053	1,055,974
	13%	25%

Net revenues increased in fiscal 2008 as compared to fiscal 2007 primarily due to higher amortization of deferred revenue as a result of the higher amount of deferred revenue at the beginning of the fiscal 2008 period than at the beginning of the fiscal 2007 period and increased sales related to our Backup Exec, Storage Foundation, and Net Backup products. Our total deferred revenue grew from $2.754 billion to $3.077 billion in fiscal 2008 and grew from $2.163 billion to $2.754 billion in fiscal 2007. The higher deferred revenue balance at the beginning of fiscal 2008 is due to a greater portion of the revenue from transactions being subject to deferral since the beginning of the third quarter of fiscal 2007 than was the case in prior periods as discussed below. In addition, we realized $194 million due to the new sales of products from our April 6, 2007 acquisition of Altiris for which there is no comparable revenue in the same prior year period and a favorable foreign currency impact in fiscal 2008 as compared to fiscal 2007.

As noted above, we realized an increase in recognized revenue from deferred revenue in fiscal 2008. This increase in deferred revenue resulted from combining our buying programs for all of our enterprise offerings, negotiating more transactions that commit customers to multi-year periods, offering more flexibility in contractual terms and in product deployments, and providing more services in combination with license and maintenance sales. In the December 2006 quarter, we combined our buying programs for all of our enterprise offerings to provide our customers and partners a single vendor relationship and simplify the way we do business. Previously, our storage and availability products and services were sold under Veritas’ pre-merger buying programs, while our security products and services were sold under our historical buying programs. The combination of buying programs resulted in a change in the VSOE for some of our storage and availability products and services. This change, coupled with an increased number of maintenance renewals sold with a license component, resulted in a larger portion of revenues associated with contracts being classified as Content, subscriptions, and maintenance revenue, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately. These factors resulted in lower recognized revenue growth rates in the first six months of fiscal 2008 and in fiscal 2007.

Some of our customers have also requested increased flexibility in product deployments in site license arrangements. This may result in an increase in deferred revenue and classification of all revenues associated with the specific contract as Content, subscriptions, and maintenance revenue, which is recognized over time, as VSOE may not exist in certain types of flexible deployment contracts. As a result of our initiative to offer customers a more comprehensive solution to protect and manage a global IT infrastructure, we have seen an increasing amount of services sold in conjunction with license and maintenance contracts. Inclusion of such services often results in increased deferred revenue and increased classification of revenues as Content, subscriptions, and maintenance revenue, as VSOE may not exist for some of the services provided.

Net revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to the new sales of the storage and availability products and services from our July 2005 acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. We were required under purchase accounting rules to reduce the amount of Veritas’ deferred revenue that we recorded in connection with the acquisition of Veritas to an amount equal to the fair value of our contractual obligation related to that deferred revenue. Unless otherwise specified, “storage and availability products and services” include products and services obtained through our acquisition of Veritas, and complementary products and services obtained or developed subsequent to such acquisition. These products and services contributed $518 million of net revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. The remainder of the revenue increase is due to increases in our consumer products revenue and services offerings of $181 million and $92 million, respectively, due to continued growth in demand. The segment discussions that follow further describe the revenue increases. These increases are partially offset by the effects of the increased flexibility in contract terms and the combination of our buying programs discussed above.

Content, subscriptions, and maintenance revenues

	Fiscal
	2008	2007	2006
	($ in thousands)

Content, subscriptions, and maintenance revenues	$4,561,566	$3,917,572	$2,873,211
Percentage of total net revenues	78%	75%	69%
Period over period change	$643,994	$1,044,361
	16%	36%

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

Content, subscriptions, and maintenance revenues increased in fiscal 2008 as compared to fiscal 2007 primarily due to an increase of $394 million in revenue related to enterprise products and services, excluding acquired Altiris products. This increase in enterprise product and services revenue was largely attributable to higher amortization of deferred revenue, for the reasons discussed above in “Total Net Revenues.” In addition, Content, subscriptions, and maintenance revenues increased $82 million from new sales of products from our acquisition of Altiris for which there is no comparable revenue in the prior period. The increase is also due to a favorable foreign currency impact.

Content, subscriptions, and maintenance revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to the new sales of the storage and availability products and services from our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products and services contributed $250 million of Content, subscriptions, and maintenance revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, in fiscal 2007, Content, subscriptions, and maintenance revenue related to our enterprise products increased $271 million due to the fact that the amount of revenue recognized in the comparable 2006 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. Revenue related to our consumer products increased $179 million as compared to the 2006 period due primarily to growth in Norton Internet Security products and online revenues due to growth in the use of the Internet, and increased awareness and sophistication of security threats. Enterprise products and services, excluding Veritas-related products and services, increased $309 million as a result of growth in our maintenance renewals due to an increasing installed base, increased demand for our service offerings, other acquisitions, and the combination of our buying programs implemented in the December 2006 quarter, which impacted our VSOE methodology and classification of Licenses revenue and Content, subscriptions, and maintenance revenue, as discussed above under “Total Net Revenues.”

Licenses revenue

	Fiscal
	2008	2007	2006
	($ in thousands)

Licenses revenues	$1,312,853	$1,281,794	$1,270,181
Percentage of total net revenues	22%	25%	31%
Period over period change	$31,059	$11,613
	2%	1%

Licenses revenue increased in fiscal 2008 as compared to fiscal 2007 primarily due to an increase of $112 million from new sales of products from our acquisition of Altiris for which there is no comparable revenue in the prior period and a favorable foreign currency impact. This increase is offset by a decrease in license revenues from the Security and Compliance and Storage and Server Management segments of $68 million (excluding acquired Altiris products, which mitigated the decline in license revenues from those products), as a result of increased flexibility in contract terms and the combination of our buying programs in the December 2006 quarter, causing a larger portion of revenue associated with contracts to be classified as Content, subscriptions, and maintenance revenue instead of Licenses revenue during the first half of fiscal 2008.

Licenses revenue increased in fiscal 2007 as compared to fiscal 2006 primarily due to the inclusion of the storage and availability products obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products contributed $268 million of Licenses revenues in the June 2006 quarter for which there was no comparable revenue in the June 2006 quarter. Excluding this June 2006 contribution, License revenues were down in both Security and Data Management and Data Center Management segments as a result of the increased flexibility in contract terms and the combination of our buying programs implemented in the December 2006 quarter, both of which caused a larger portion of contracts to be classified as Content, subscriptions, and maintenance, which is subject to deferral, instead of Licenses revenue, which is generally recognized immediately, as discussed above in “Total Net Revenues.”

Net revenues and operating income by segment

Consumer Products segment

	Fiscal
	2008	2007	2006
	($ in thousands)

Consumer Products revenues	$1,746,089	$1,590,505	$1,409,580
Percentage of total net revenues	30%	30%	34%
Period over period change	$155,584	$180,925
	10%	13%
Consumer Products operating income	$938,627	$931,989	$950,508
Percentage of Consumer Products revenues	54%	59%	67%
Period over period change	$6,638	$(18,519)
	1%	(2)%

Consumer Products revenues increased in fiscal 2008 compared to fiscal 2007 due to an aggregate increase of $286 million in revenue from our Norton Internet Security and Norton 360 products. These increases are due to the increase in demand for these products during both fiscal 2007 and fiscal 2008, as the revenue from our consumer products is generally recognized ratably over the 12 months after the product is sold. These increases are partially offset by aggregate decreases of $129 million in revenue from our Norton AntiVirus and Norton System Works products. This decrease results from our customers’ continued migration to our Norton Internet Security product and our new Norton 360 product, which offer broader protection and backup features to address the rapidly changing threat environment. Our electronic orders include sales derived from OEMs, subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of the aforementioned products)

grew by $174 million in fiscal 2008 as compared to fiscal 2007. Included in the total Consumer Products segment revenue increase is a favorable foreign currencies impact.

Consumer Products revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to an increase of $293 million in revenue from our Norton Internet Security products. This increase was partially offset by aggregate decreases in revenue from our Norton AntiVirus and Norton System Workstm products of $100 million. These decreases resulted from our customers’ migration to the Norton Internet Security products, which offer broader protection to address the rapidly changing threat environment. Our electronic orders include OEM subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of our Norton Internet Security products and our Norton AntiVirus products) grew by $221 million in fiscal 2007 as compared to fiscal 2006.

Total expenses from our Consumer segment increased $183 million in fiscal 2008 as compared to fiscal 2007. The increase is primarily a result of higher OEM placement fees, which is primarily a result of placement fees being recognized as operating expense as discussed in “Cost of Revenues” below.

Total expenses increased $160 million in fiscal 2007 as compared to fiscal 2006. The increase is driven by higher OEM placement fees. The balance of the increase is primarily a result of higher salary and related expenses.

Security and Compliance Segment

	Fiscal
	2008	2007	2006
	($ in thousands)

Security and Compliance revenues	$1,630,133	$1,408,906	$1,303,476
Percentage of total net revenues	28%	27%	31%
Period over period change	$221,227	$105,430
	16%	8%
Security and Compliance operating income	$256,207	$223,374	$225,876
Percentage of Security and Compliance revenues	16%	16%	17%
Period over period change	$32,833	$(2,502)
	15%	(1)%

Security and Compliance revenues increased in fiscal 2008 compared to fiscal 2007 primarily due to $194 million of new sales of products from our acquisition of Altiris for which there is no comparable revenue in the same prior year period. Included in the total Security and Compliance segment revenue increase is a favorable foreign currencies impact.

Security and Compliance revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to new sales of our Enterprise Vault product, which was acquired with Veritas, for the full twelve months in the 2007 period compared to nine months in the 2006 period. This product contributed $38 million of revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition the purchase accounting adjustment, discussed under “Total Net Revenues” above, contributed $20 million (cumulatively) in the September 2006, December 2006, and March 2007 quarters as compared to the comparable quarters of the prior year. In addition, revenues increased $34 million in fiscal 2007 as a result of acquisitions, excluding Veritas, for which there was not a full twelve months of revenue or no comparable revenue in fiscal 2006.

Total expenses from our Security and Compliance segment increased $169 million in fiscal 2008 as compared to fiscal 2007. The increase is primarily a result of higher salary and commissions which includes the impact of the fiscal 2008 Altiris and Vontu acquisitions.

Storage and Server Management Segment

	Fiscal
	2008	2007	2006
	($ in thousands)

Storage and Server Management revenues	$2,136,307	$1,906,607	$1,229,091
Percentage of total net revenues	36%	37%	30%
Period over period change	$229,700	$677,516
	12%	55%
Storage and Server Management operating income	$884,619	$779,573	$410,840
Percentage of Storage and Server Management revenues	41%	41%	33%
Period over period change	$105,046	$368,733
	13%	90%

Storage and Server Management revenues increased in fiscal 2008 compared to fiscal 2007 primarily due to an aggregate increase in revenue from our Backup Exec, Storage Foundation, and Net Backup products of $203 million, driven by increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue, as a result of the higher amount of deferred revenue at the beginning of fiscal 2008 than at the beginning of fiscal 2007, for the reasons discussed above in “Total Net Revenues.” Included in the total Storage and Server Management segment revenue increase is a favorable foreign currencies impact.

Storage and Server Management revenues increased in fiscal 2007 compared to fiscal 2006 primarily due to new sales of storage and availability products from our acquisition of Veritas for the full twelve month period compared to nine months in the fiscal 2006 period. These products contributed $452 million of revenue in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. The effect of the purchase accounting adjustment discussed under “Total Net Revenues” above also contributed $220 million to the increase in revenue in fiscal 2007. Excluding the effects of the aforementioned items, revenue in fiscal 2007 as compared to fiscal 2006 was relatively flat due to the combination of the buying programs for all of our enterprise offerings in the December 2006 quarter. This combination resulted in lower recognized revenue and increased deferred revenue as discussed under “Total Net Revenues” above.

Total expenses from our Storage and Server Management segment increased $130 million in fiscal 2008 as compared to fiscal 2007. The increase is primarily a result of the impairment of intangible assets related to the APM business of $95 million. Additionally, increases in Sales expenses drove costs higher for the Storage and Server Management group.

Services Segment

	Fiscal
	2008	2007	2006
	($ in thousands)

Services revenues	$359,955	$293,226	$201,217
Percentage of total net revenues	6%	6%	5%
Period over period change	$66,729	$92,009
	23%	46%
Services operating loss	$(26,511)	$(43,606)	$(20,450)
Percentage of Services revenues	(7)%	(15)%	(10)%
Period over period change	$17,095	$(23,156)
	(39)%	113%

Services revenues increased in fiscal 2008 compared to fiscal 2007 primarily due to an increase in consulting services of $48 million as a result of increased demand for a more comprehensive solution by purchasing our service offerings in conjunction with the purchase of our products and the increased desire for customers to augment the capabilities of their own IT staff with our onsite consultants. In addition, Services revenue increased $11 million due to increased demand for our Business Critical Services in fiscal 2008 as compared to fiscal 2007.

Services revenue increased in fiscal 2007 as compared to fiscal 2006 primarily due to a $57 million increase in security consulting services and the inclusion of the storage and availability services obtained through our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. Included in the above increase is $28 million of Services revenues from these acquired services offerings in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, Services revenue increased $15 million due to increased demand for our Business Critical Services in fiscal 2007 as compared to fiscal 2006.

Total expenses from our Services segment increased $32 million in fiscal 2008 as compared to fiscal 2007. The increase is primarily a result of higher salary and wages to support the increase in revenue.

Other segment

	Fiscal
	2008	2007	2006
	($ in thousands)

Other revenues	$1,935	$122	$28
Percentage of total net revenues	0%	0%	0%
Period over period change	$1,813	$94
	1486%	336%
Other operating loss	(1,450,662)	(1,371,588)	$(1,292,809)
Period over period change	$(79,074)	$(78,779)
	6%	6%

Revenue from our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Revenues from the Other segment for fiscal 2008 compared to fiscal 2007 and for fiscal 2007 compared to fiscal 2006 were immaterial. The Other segment also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.

Net revenues by geographic region

	Fiscal
	2008	2007	2006
	($ in thousands)

Americas (U.S., Canada and Latin America)	$3,095,493 (1)	$2,840,572 (2)	$2,257,937 (3)
Percentage of total net revenues	53%	54%	54%
Period over period change	$254,921	$582,635
	9%	26%
EMEA (Europe, Middle East, Africa)	$1,963,319	$1,644,177	$1,321,968
Percentage of total net revenues	33%	32%	32%
Period over period change	$319,142	$322,209
	19%	24%
Asia Pacific/Japan	$815,607	$714,617	$563,487
Percentage of total net revenues	14%	14%	14%
Period over period change	$100,990	$151,130
	14%	27%
Total net revenues	$5,874,419	$5,199,366	$4,143,392

(1)	Americas includes net revenues from the United States of $2.8 billion, Canada of $171 million, and Latin America of $110 million during fiscal 2008.

(2)	Americas includes net revenues from the United States of $2.6 billion, Canada of $176 million, and Latin America of $104 million during fiscal 2007.

(3)	Americas includes net revenues from the United States of $2.0 billion, Canada of $140 million, and Latin America of $72 million during fiscal 2006.

International revenues increased in fiscal 2008 as compared to fiscal 2007 primarily due to increased revenues related to our Storage and Server Management and Security and Compliance products of $272 million, as a result of increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue for the reasons described above. These products contributed $179 million in increased revenues in the Americas in fiscal 2008 as compared to fiscal 2007. Sales of new products from our acquisition of Altiris increased revenues in the international regions and the Americas by $72 million and $122 million, respectively, for which there is no comparable revenue in the prior period. Growth in revenues in international regions and the Americas from sales of products of our Consumer Products of $96 million and $60 million, respectively, was driven by prior period demand for Norton Internet Security products. Foreign currencies had a favorable impact on net revenues in fiscal 2008 compared to fiscal 2007.

International revenues increased in fiscal 2007 as compared to fiscal 2006 primarily due to new sales of storage and availability products and services from our acquisition of Veritas for the full twelve months in the 2007 period compared to nine months in the 2006 period. These products and services contributed $232 million of international revenues in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In the Americas, these products contributed $286 million in the June 2006 quarter for which there was no comparable revenue in the June 2005 quarter. In addition, a portion of the revenue increase in fiscal 2007 is due to the fact that the amount of revenue recognized in the comparable 2006 period was lower as a result of the purchase accounting adjustment discussed under “Total Net Revenues” above. The purchase accounting adjustment increased fiscal 2007 revenues by $188 million in the Americas and $83 million in the international regions compared to fiscal 2006. Growth in our Consumer Products segment, driven by Norton Internet Security, resulted in a $129 million increase in the international regions and a $52 million increase in the Americas in fiscal 2007 revenues versus fiscal 2006. Both domestic and international revenue from enterprise offerings were negatively impacted primarily due to the increased flexibility in our contract terms and the combination of our buying programs. These changes resulted in a larger portion of contracts being subject to deferral and a correspondingly lower amount of revenue recognized in the current period, as discussed in “Total Net Revenues” above. Foreign currencies had a favorable impact on net revenues in fiscal 2007 compared to fiscal 2006.

We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Fiscal
	2008	2007	2006
	($ in thousands)

Cost of revenues	$1,220,330	$1,215,826	$981,869
Gross margin	79%	77%	76%
Period over period change	$4,504	$233,957
	0%	24%

Cost of revenues consists primarily of amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased in fiscal 2008 as compared to fiscal 2007 due primarily to an increase in revenue and the fact that the terms of several of our OEM arrangements changed from revenue-sharing arrangements to placement fee arrangements in late fiscal 2007. Placement fee arrangements are expensed on an estimated average cost basis, while revenue-sharing arrangements are generally amortized ratably over a one-year period. In addition, we realized year over year increases in services and technical support costs.

Cost of content, subscriptions, and maintenance

	Fiscal
	2008	2007	2006
	($ in thousands)

Cost of content, subscriptions, and maintenance	$826,339	$823,525	$621,636
As a percentage of related revenue	18%	21%	22%
Period over period change	$2,814	$201,889
	0%	32%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements.

Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue in fiscal 2008 as compared to fiscal 2007. The year over year decrease in cost of content, subscriptions, and maintenance as a percentage of the related revenue is primarily driven by higher revenues and lower OEM royalties as a percentage of revenue more than offsetting increases in Services expenses.

We expect the impact of moving many of our OEM payments from Cost of revenues to Operating expenses to be reduced in future periods as the change had been in effect for most of fiscal 2008. Our past OEM payments were primarily revenue-sharing arrangements, which were generally amortized to Cost of revenues over a one-year period. Several of the arrangements negotiated in late fiscal 2007 are placement fee arrangements, for which the costs are expensed on an estimated average cost basis and classified as operating expenses.

Cost of licenses

	Fiscal
	2008	2007	2006
	($ in thousands)

Cost of licenses	$44,664	$49,968	$45,943
As a percentage of related revenue	3%	4%	4%
Period over period change	$(5,304)	$4,025
	(11)%	9%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs.

Cost of licenses decreased as a percentage of the related revenue in fiscal 2008 as compared to fiscal 2007. The year over year decrease in Cost of licenses as a percentage of the related revenue is primarily attributable to higher revenues and to a lesser extent due to lower obsolescence reserves. Fiscal 2007 had relatively high obsolescence reserves due to the Company’s decision to exit certain aspects of the appliance business.

Amortization of acquired product rights

	Fiscal
	2008	2007	2006
	($ in thousands)

Amortization of acquired product rights	$349,327	$342,333	$314,290
Percentage of total net revenues	6%	7%	8%
Period over period change	$6,994	$28,043
	2%	9%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The amortization in fiscal 2008 was higher than fiscal 2007 primarily due to amortization associated with the Altiris acquisition, offset in part by certain acquired product rights becoming fully amortized. For further discussion of acquired product rights and related amortization, see Notes 4 and 7 of the Notes to Consolidated Financial Statements in this annual report.

Operating Expenses

Sales and marketing expense

	Fiscal
	2008	2007	2006
	($ in thousands)

Sales and marketing	$2,415,264	$2,007,651	$1,499,904
Percentage of total net revenues	41%	39%	36%
Period over period change	$407,613	$507,747
	20%	34%

Sales and marketing expense as a percentage of total revenues increased to 41% in fiscal 2008 as compared to 39% in fiscal 2007. The percentage increase and increase in absolute dollars in sales and marketing expenses in fiscal 2008 as compared to fiscal 2007 is primarily due to higher employee compensation expense as a result of the Altiris and Vontu acquisitions and the OEM placement fees as discussed above under “Financial Results and Trends.” We negotiated new contract terms with some of our OEM partners in fiscal 2007, for which the expense commenced being recognized in the fourth quarter of fiscal 2007. In addition, these new contract terms had the effect of moving our OEM payments from Cost of revenues to Operating expenses.

Sales and marketing expense as a percentage of total revenues increased to 39% in fiscal 2007 as compared to 36% in fiscal 2006. The percentage increase and increase in absolute dollars in sales and marketing expenses in fiscal 2007 as compared to fiscal 2006 is primarily due to higher employee compensation expense of approximately $335 million resulting from an increase in employee headcount. Higher employee compensation expense includes the effect of adopting of SFAS No. 123R, which added $56 million of stock-based compensation expense in fiscal 2007 for which there is no comparable expense in fiscal 2006. In addition, approximately $171 million of the increase is due to an additional three months of sales and marketing expenses related to the Veritas acquisition, which is included for the full year of fiscal 2007 as compared to nine months in fiscal 2006. Advertising expense increased in fiscal 2007 as compared to fiscal 2006 primarily as a result of changes in our OEM arrangements.

Research and development expense

	Fiscal
	2008	2007	2006
	($ in thousands)

Research and development	$895,242	$866,882	$682,125
Percentage of total net revenues	15%	17%	16%
Period over period change	$28,360	$184,757
	3%	27%

Research and development expense as a percentage of total revenues has remained relatively constant in fiscal 2008, fiscal 2007 and fiscal 2006. The increase in absolute dollars in fiscal 2008 as compared to fiscal 2007 is attributable to a higher employee compensation expense primarily related to the Altiris and Vontu acquisitions. The increase in fiscal 2007 as compared to fiscal 2006 was due primarily to higher employee compensation expense of approximately $108 million resulting from an increase in employee headcount. Higher employee compensation expense includes the effect of adopting of SFAS No. 123R, which added $57 million of stock-based compensation expense in fiscal 2007 for which there is no comparable expense in fiscal 2006. In addition, approximately $96 million of the increase is due to an additional three months of research and development expenses related to the Veritas acquisition, which is included for the full year of fiscal 2007 as compared to nine months in fiscal 2006.

General and administrative expense

	Fiscal
	2008	2007	2006
	($ in thousands)

General and administrative	$347,642	$316,783	$228,563
Percentage of total net revenues	6%	6%	6%
Period over period change	$30,859	$88,220
	10%	39%

General and administrative expense as a percentage of total revenues has remained relatively constant in fiscal 2008, fiscal 2007, and fiscal 2006. The increase in general and administrative expenses in fiscal 2008 as compared with fiscal 2007 is primarily due to higher salaries and wages resulting from the Altiris and Vontu acquisitions offset by a gradual reduction in headcount during fiscal 2008. The increase in absolute dollars in general and administrative expenses in fiscal 2007 as compared to fiscal 2006 was due primarily to higher employee compensation expense of approximately $73 million resulting from an increase in employee headcount. Higher employee compensation includes the effect of adopting SFAS No. 123R, which added $24 million of stock-based compensation expense in fiscal 2007 for which there is no comparable expense in fiscal 2006. In addition, approximately $20 million of the increase is due to an additional three months of general and administrative expenses related to the Veritas acquisition, which are included for the full year in fiscal 2007 as compared to nine months in fiscal 2006.

Amortization of other purchased intangible assets

	Fiscal
	2008	2007	2006
	($ in thousands)

Amortization of other purchased intangible assets	$225,131	$201,502	$148,822
Percentage of total net revenues	4%	4%	4%
Period over period change	$23,629	$52,680
	12%	35%

Other purchased intangible assets are comprised of customer base, tradenames, partnership agreements, and marketing-related assets. The increased amortization in fiscal 2008 is primarily associated with a full year of amortization of intangible assets associated with the Altiris purchase which occurred in April 2007. The increased amortization in fiscal 2007 is primarily associated with a full year of amortization associated with the Veritas acquisition which occurred in July 2005 and the acquisitions of Company-i Limited and 4FrontSecurity, Inc. that occurred during fiscal 2007. For further discussion of other intangible assets from acquisitions and related amortization, see Note 7 of the Notes to Consolidated Financial Statements in this annual report.

Acquired in-process research and development (IPR&D)

During fiscal 2006, we wrote off IPR&D totaling $285 million, of which $284 million was in connection with our acquisition of Veritas. The IPR&D was written off because the acquired technologies had not reached technological feasibility and had no alternative uses. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. At the time of the acquisition in July 2005, Veritas was developing new products in multiple product areas that qualify as IPR&D. These efforts included NetBackup 6.1, Backup Exec 11.0, Server Management 5.0, and various other projects. At the time of the acquisition, it was estimated that these IPR&D development efforts would be completed over the following 12 to 18 months at an estimated total cost of $120 million. As of March 28, 2008, all IPR&D projects had been completed on schedule and within expected costs.

Restructuring

	Fiscal
	2008	2007	2006
	($ in thousands)

Restructuring	$73,914	$70,236	$24,918
Percentage of total net revenues	1%	1%	1%
Period over period change	$3,678	$45,318
	5%	182%

In fiscal 2008, we approved and initiated a restructuring plan (“2008 Plan”) to reduce costs, implement management structure changes and optimize the business structure and discontinue certain products. Projects within the plan began in the third quarter of 2008 and are expected to be completed by the fourth quarter of 2009. Total remaining costs of the restructuring plan, consisting of severance and benefits and excess facilities costs, are estimated to range between approximately $80 million and $110 million. In fiscal 2007, we entered into restructuring plans (“2007 Plans”) to consolidate facilities and reduce operating costs through headcount reductions. We also consolidated certain facilities and exited facilities as a result of earlier acquisitions. In fiscal 2006, we entered into restructuring plans (“2006 Plans”) to reduce job redundancy in the Americas, EMEA and Asia Pacific Japan and to consolidate certain facilities in Europe and Asia. Future severance and benefit costs and facilities charges for both the 2007 Plans and 2006 Plans are not expected to be significant.

We recognized $74 million in restructuring charges in fiscal 2008 compared to $70 million in fiscal 2007. Charges in fiscal 2008 were $59 million of severance and benefit costs and $15 million for contract termination costs for exited facilities. In fiscal 2008, severance and benefit costs of $42 million related to the 2008 Plan and $16 million related to the 2007 Plans. In addition, facilities contract termination costs of $9 million related to the 2007 Plans and $5 million were acquisition-related charges for Altiris and Vontu that occurred in fiscal 2008. In fiscal 2007, severance and benefit costs of $69 million and an insignificant amount for facilities termination costs for the 2007 Plans. Included in the $69 million for severance and benefit costs were $13 million which were acquisition-related charges for Veritas and others that occurred in fiscal 2006. In fiscal 2006, we recognized $18 million of severance and benefit costs and $7 million for contract termination costs for exited facilities were recognized.

Integration

In fiscal 2007, we recorded $1 million of integration charges in connection with our April 2007 acquisition of Altiris. These integration charges consisted of costs incurred for consulting services and other professional fees. In connection with our acquisition of Veritas, we recorded integration costs of $16 million in fiscal 2006, which consisted primarily of costs incurred for consulting services and other professional fees.

Non-operating Income and Expense

	Fiscal
	2008	2007	2006
	($ in thousands)

Interest income	$76,896	$122,043	$108,404
Interest expense	(29,480)	(27,233)	(17,996)
Settlements of litigation, net	58,500	—	—
Other income (expense), net	4,327	17,070	(1,650)

Total	$110,243	$111,880	$88,758

Percentage of total net revenues	2%	2%	2%
Period over period change	$(1,637)	$23,122
	(1)%	26%

The decrease in Interest income in fiscal 2008 as compared to fiscal 2007 was due to lower average interest rates and a lower average Cash and cash equivalents and Short-term investment balances. The increase in Interest income in fiscal 2007 as compared to fiscal 2006 was due primarily to a higher average cash and cash equivalents and investment balances and higher average interest rates realized on those balances.

Interest expense in fiscal 2008 and fiscal 2007 was due primarily to the interest and amortization of issuance costs related to our 0.75% and 1.00% Convertible Senior Notes issued in June 2006. Fiscal 2007 also includes interest and accretion related to the 0.25% Convertible Subordinated Notes that we assumed in connection with our acquisition of Veritas. The 0.25% Veritas Convertible Subordinated Notes were paid in full during August 2006. Interest expense in fiscal 2006 was due primarily to the Veritas 0.25% Convertible Subordinated Notes.

In fiscal 2008 we recorded a net gain from Settlements of litigation.

In fiscal 2007, Other income (expense), net includes a gain of $20 million on the sale of our buildings in Milpitas, California, and Maidenhead, United Kingdom.

Provision for Income Taxes

	Fiscal
	2008	2007	2006
	($ in thousands)

Tax provision on earnings	$248,673	$227,242	$227,068
Effective tax rate on earnings	35%	36%	63%
Tax provision on repatriation	$—	$—	$(21,197)
Total tax provision	$248,673	$227,242	$205,871
Total effective tax rate	35%	36%	57%

Our effective tax rate on Income before income taxes was approximately 35%, 36%, and 57% in fiscal 2008, 2007, and 2006, respectively. The effective tax rate for fiscal 2008 reflects the impact of non-deductible stock-based compensation offset by U.S. tax benefits from domestic manufacturing deductions. The effective tax rate for fiscal 2007 reflects the impact of non-deductible stock-based compensation offset by foreign earnings taxed at a lower rate than the U.S. tax rate. The effective tax rate for fiscal 2006 reflects the impact of the IPR&D charges and other acquisition-related charges that are nondeductible for tax reporting purposes, partially offset by foreign earnings taxed at a lower rate than the U.S. tax rate, and the effect of the true-up of taxes on repatriated earnings.

We believe realization of substantially all of our deferred tax assets as of March 28, 2008 of $694 million, after application of the valuation allowance, is more likely than not based on the future reversal of temporary tax differences. Realization of approximately $55 million of our deferred tax assets as of March 28, 2008 is dependent upon future taxable earnings exclusive of reversing temporary differences in certain foreign jurisdictions. Levels of future taxable income are subject to the various risks and uncertainties discussed in Item 1A, Risk Factors, set forth in this annual report. An additional valuation allowance against net deferred tax assets may be necessary if it is more likely than not that all or a portion of the net deferred tax assets will not be realized. We will assess the need for an additional valuation allowance on a quarterly basis. Of the $38 million total valuation allowance provided against our deferred tax assets, approximately $30 million is attributable to acquisition-related assets, the benefit of which will reduce goodwill when and if realized. The valuation allowance decreased by $22 million in fiscal 2008; $19 million was reclassified as FIN 48 reserves, $3 million was attributable to acquisition-related assets.

American Jobs Creation Act of 2004 — Repatriation of foreign earnings

In the March 2005 quarter, we repatriated $500 million from certain of our foreign subsidiaries that qualified for the 85% dividends received deduction under the provisions of the American Jobs Creation Act of 2004, or the Jobs Act, enacted in October 2004. In May 2005, clarifying language was issued by the U.S. Department of Treasury and the IRS with respect to the treatment of foreign taxes paid on the earnings repatriated under the Jobs Act and in September 2005, additional clarifying language was issued regarding the treatment of certain deductions attributable to the earnings repatriation. As a result of this clarifying language, we reduced the tax expense attributable to the repatriation by approximately $21 million in fiscal 2006.

Other tax matters

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. On August 30, 2006, the IRS answered our petition and this issue has been docketed for trial in U.S. Tax Court and is scheduled to begin on June 30, 2008. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS has also agreed to waive the assessment of penalties. In a Motion to Amend filed March 20, 2008, the IRS moved to change its position on the remaining issue in the case. If allowed, the IRS’ new position would decrease the incremental tax liability for the remaining issue to approximately $545 million, excluding interest.

We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. No payments will be made on the assessment until the issue is definitively resolved. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, the incremental amounts due would be accounted for principally as additions to the cost of the Veritas purchase price. Any incremental interest accrued subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.

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

We are as yet unable to confirm our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the acquisition. The distribution was intended to be made pursuant to the Jobs Act, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. We are seeking a ruling from the IRS on the matter. Because we were unable to obtain this ruling prior to filing the Veritas tax return in May 2006, we have paid $130 million of additional U.S. taxes. Since this payment relates to the taxability of foreign earnings that are otherwise the subject of the IRS assessment, this additional payment reduced the amount of taxes payable accrued as part of the purchase accounting for pre-acquisition contingent tax risks. For further information, see Note 17 of the Notes to Consolidated Financial Statements in this annual report and Critical Accounting Estimates — Income Taxes above.

In connection with the note hedge transactions discussed in Note 9 of the Notes to the Consolidated Financial Statements in this annual report, we established a deferred tax asset of approximately $232 million to account for the book-tax basis difference in the convertible notes resulting from note hedge transactions. The deferred tax asset has been accounted for as an increase to Capital in excess of par value.

The Company adopted the provisions of FASB Interpretation No. 48, FIN 48, Accounting for Uncertainty in Income Taxes, effective March 31, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions, by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $16 million, resulting in a decrease in Veritas goodwill of $10 million, an increase of $5 million to Retained Earnings balance, and a $1 million increase in Capital in excess of par value. Upon adoption, the gross liability for unrecognized tax benefits at March 31, 2007 was $456 million, exclusive of interest and penalties.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied primarily on cash flow from operations, borrowings under a credit facility, issuances of convertible notes and equity securities for our liquidity needs. Key sources of cash include earnings from operations and existing cash, cash equivalents, short-term investments, and our revolving credit facility.

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. During fiscal 2008, we borrowed $200 million under the credit facility. In order to maintain availability to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings before interest, taxes, depreciation, and amortization as defined as well as various other non-financial covenants. As of March 28, 2008, we were in compliance with these covenants.

As of March 28, 2008, we had cash and cash equivalents of $1.9 billion and short-term investments of $537 million resulting in a net liquidity position (unused availability of the credit facility, cash and cash equivalents and short-term investments) of $3.2 billion.

We believe that our cash balances, cash that we generate over time from operations, and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt and payments of taxes. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.

Acquisition-Related.  We generally use cash to fund the acquisition of other businesses and from time to time use our revolving credit facility when necessary. In April 2007, we acquired the outstanding common stock of

Altiris, Inc. and paid $841 million, net of cash acquired, which reflects $165 million of cash acquired and $17 million of cash paid for transaction costs. In November 2007, we acquired Vontu, Inc. and paid $298 million, net of cash acquired. We used $200 million borrowed under a five-year, $1 billion senior unsecured revolving credit facility to partially fund the purchase. In January 2008, we acquired Transparent Logic Technologies, Inc., and paid $12 million in cash. During fiscal 2007, we paid cash of $33 million for the acquisitions of other businesses. During fiscal 2006, we had net sales of available-for-sale securities of $3.4 billion and cash of $541 million acquired through the acquisition of Veritas, net of cash expenditures for our other acquisitions in fiscal 2006. In connection with the Veritas acquisition, we assumed Veritas’ 0.25% Convertible Subordinated Notes, or the Veritas 0.25% Notes, with a principal amount of $520 million due August 1, 2013, and a short-term loan with a principal amount of euros 411 million, which was paid in its entirety in fiscal 2006. In August 2006, we repurchased all $520 million of the Veritas 0.25% notes with cash, which reflected principal plus interest.

Stock Repurchases.  During fiscal 2008, we repurchased a total of 81 million shares, or $1.5 billion, of our Company’s common stock. At March 28, 2008 we have $1 billion remaining under the plan authorized by the Board of Directors in June 2007.

Issuance of Convertible Senior Notes.  In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes (“Senior Notes”) due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Senior Notes, we entered into note hedge transactions with affiliates of certain of the initial purchasers whereby we have the option to purchase up to 110 million shares of our common stock at a price of $19.12 per share.

The following table provides information about our significant contractual obligations and commitments as of March 28, 2008:

		Payments Due by Period
			Fiscal 2010	Fiscal 2012	Fiscal 2014
	Total	Fiscal 2009	and 2011	and 2013	and thereafter	Other
	(In thousands)

Convertible senior notes(1)	$2,100,000	$—	$—	$1,100,000	$1,000,000	$—
Purchase obligations(2)	366,911	308,665	58,118	128	—	—
Operating leases(3)	520,752	102,799	153,156	100,785	164,012	—
Norton royalty agreement(4)	17,854	7,023	8,792	1,642	397	—
Uncertain tax positions(5)	479,743	—	—	—	—	479,743

Total contractual obligations	$3,485,260	$418,487	$220,066	$1,202,555	$1,164,409	$479,743

(1)	Senior Notes are due in fiscal 2012 and 2014. Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of March 28, 2008, the conditions to conversion had not been met.

(2)	The amounts are associated with agreements that are enforceable, legally binding, and specify terms.

(3)	Operating lease obligations include $13 million related to exited or excess facility costs related to restructuring activities.

(4)	In June 2007, the Company amended an existing royalty agreement with Peter Norton for the licensing of certain publicity rights. As a result, the Company recorded a long-term liability reflecting the net present value of expected future royalty payments due to Mr. Norton.

(5)	At March 28, 2008, we reflected $480 million in long term taxes payable related to uncertain tax benefits. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Fiscal
	2008	2007	2006
	(In thousands)

Net cash provided by (used for)
Operating activities	$1,818,653	$1,666,235	$1,536,896
Investing activities	(1,526,218)	(222,455)	3,619,605
Financing activities	(1,065,553)	(1,309,567)	(3,910,064)
Effect of exchange rate fluctuations on cash and cash equivalents	104,309	109,199	(22,248)

Net change in cash and cash equivalents	$(668,809)	$243,412	$1,224,189

Operating Activities

Net cash provided by operating activities during fiscal 2008 resulted largely from net income of $464 million, plus non-cash depreciation and amortization charges of $824 million, non-cash stock-based compensation expense of $164 million, income taxes payable of $197 million and an increase in deferred revenue of $127 million. These amounts were partially offset by a decrease in non-cash deferred income taxes of $180 million.

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

Investing Activities

Fiscal 2008 Compared to Fiscal 2007:  Cash used for investing activities was $1.5 billion for 2008 compared to $222 million for 2007. Cash used in fiscal 2008 primarily related to an aggregate payment of $1.2 billion in cash for acquisitions which included Altiris for $841 million and Vontu for $298 million and the joint venture with Huawei Technologies Co., Ltd. for $150 million. During fiscal 2007, we paid $33 million for acquisitions of other businesses. Cash used in fiscal 2007 primarily related to the net increase in property and equipment partially offset by the net purchase of short-term investments. Both periods reflect consistent levels of capital purchasing partially offset by proceeds from the sale of exited or excess facilities.

Fiscal 2007 Compared to Fiscal 2006:  Cash used in investing activities was $222 million in fiscal 2007 compared to cash provided by investing activities of $3.6 billion for 2006. Cash used in fiscal 2007 for the acquisition of other businesses was $33 million compared to cash provided by investing activities of $541 million acquired through the acquisition of Veritas, net of cash expenditures for our other acquisitions in fiscal 2006. Additionally, we recognized net proceeds from sales of available-for-sale securities of $3.4 billion during fiscal 2006, which was primarily associated with the liquidation of assets assumed in the acquisition of Veritas.

Financing Activities

Fiscal 2008 Compared to Fiscal 2007:  Cash used in financing was $1.1 billion in fiscal 2008 compared to $1.3 billion in 2007. Cash used in fiscal 2008 primarily related to the repurchase of 81 million shares of our common stock for $1.5 billion which was partially offset by the net proceeds of $224 million received from the issuance of our common stock through employee stock plans and the $200 million borrowed under the senior unsecured revolving credit facility to finance the Vontu acquisition. Cash used in fiscal 2007 primarily related to the repurchase of 162 million shares of our common stock for $2.8 billion whereby $1.5 billion was funded by the proceeds from the issuance of Senior Notes for $2.1 billion. Also during fiscal 2007, we purchased hedges related to the Senior Notes for $592 million and paid $520 million for the repurchase of Veritas 0.25% Convertible

Subordinated Notes, or the 0.25% Notes assumed in the Veritas acquisition; these amounts were partially offset by $326 million received from the sale of common stock warrants and $230 million received from the issuance of our common stock through employee stock plans.

Fiscal 2007 Compared to Fiscal 2006:  During fiscal 2006, we repurchased 174 million shares of our common stock for $3.6 billion and repaid the entire balance of $491 million from a short-term loan assumed in the Veritas acquisition, partially offset by $210 million in proceeds from the issuance of our common stock through employee stock plans.

Purchase price adjustment

As a result of Company-i meeting target billings conditions in the first quarter of fiscal 2008, as was stipulated in the Company-i merger agreement, we paid the former shareholders of Company-i an additional $11 million in cash. This increase in purchase price resulted in a respective increase in goodwill.

Convertible senior notes

Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of March 28, 2008, the conditions to convertibility of the Senior Notes had not been met.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of March 28, 2008 all such obligations are insignificant.

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

Newly Adopted and Recently Issued Accounting Pronouncements

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial

Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure the gain or loss on the deconsolidated subsidiary using the fair value of the noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised “R”), Business Combinations. This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price. See Note 17 of the Notes to the Consolidated Financial Statements for further details.

In August 2007, the FASB issued proposed FASB “FSP” No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. In March 2008, the FASB approved moving the proposed FSP to final guidance. The final guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities will be required to apply guidance retrospectively for all periods presented. If the FSP is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13 and FSP No. FAS 157-2, Effective Date of SFAS No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We are currently evaluating the impact of the pending adoption of SFAS 157 on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio and the potential losses arising from changes in interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet the cash requirements of the company, maximizes yields consistent with approved credit risk, and limits inappropriate concentrations of investment by sector, credit, or issuer. We classify our cash equivalents and short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. We classify our short-term investments as available-for-sale, and short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days. Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income (expense), net in the Consolidated Statements of Income. We use the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

The following table presents the fair value and hypothetical changes in fair values on short-term investments sensitive to changes in interest rates (in millions):

					Value of Securities
	Value of Securities Given an				Given an Interest
	Interest Rate Increase of				Rate Decrease of X
	X Basis Points (bps)			Fair Value	Basis Points (bps)
	150 bps	100 bps	50 bps	As of	(25 bps)	(75 bps)

March 28, 2008	$1,301	$1,302	$1,304	$1,305	$1,305	$1,306
March 30, 2007	$1,770	$1,772	$1,775	$1,778	$1,779	$1,782

The modeling technique used above measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus 150 bps, plus 100 bps, plus 50 bps, minus 25 bps, and minus 75 bps.

Foreign Currency Exchange Rate Risk

We conduct business in 36 currencies through our worldwide operations and, as such, we are exposed to foreign currency exposure risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in Other income (expense), net. Our objective in managing foreign exchange activity is to preserve stockholder value by minimizing the risk of foreign currency exchange rate changes. Our strategy is to primarily utilize forward contracts to hedge foreign currency exposures. Under our program, gains and losses in our foreign currency exposures are offset by losses and gains on our forward contracts. Our forward contracts generally have terms of 35 days or less. At the end of the reporting period, open contracts are marked-to-market with unrealized gains and losses included in Other income (expense), net.

The following table presents a sensitivity analysis on our foreign forward exchange contract portfolio using a statistical model to estimate the potential gain or loss in fair value that could arise from hypothetical appreciation or depreciation of foreign currency (in millions):

	Value of
	Contracts
	Given X%			Value of Contracts
	Appreciation of			Given X% Depreciation of
	Foreign Currency		Notional	Foreign Currency
Foreign Forward Exchange Contracts	10%	5%	Amount	(5)%	(10)%

Purchased, March 28, 2008	$196	$189	$180	$171	$160
Sold, March 28, 2008	$352	$369	$387	$407	$430
Purchased, March 30, 2007	$176	$169	$161	$153	$143
Sold, March 30, 2007	$258	$270	$284	$299	$316

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

For business and strategic purposes, we also hold equity interests in several privately held companies, many of which can be considered to be in the start-up or development stages. These investments are inherently risky and we could lose a substantial part or our entire investment in these companies. These investments are recorded at cost and classified as Other long-term assets in the Consolidated Balance Sheets. As of March 28, 2008, these investments had an aggregate carrying value of $6 million.

Item 8.	Financial Statements and Supplementary Data

Annual Financial Statements

The consolidated financial statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected Quarterly Financial Data

We have a 52/53-week fiscal accounting year. Accordingly, we have presented quarterly fiscal periods, each comprised of 13 weeks, as follows:

	Fiscal 2008				Fiscal 2007
	Mar. 28,	Dec. 28,	Sep. 28,	Jun. 29,	Mar. 30,	Dec. 29,	Sep. 29,	Jun. 30,
	2008	2007	2007	2007	2007	2006(c)	2006(c)	2006(c)
	(In thousands, except earnings per share)

Net revenues	$1,539,741	$1,515,251	$1,419,089	$1,400,338	$1,357,217	$1,315,873	$1,260,408	$1,265,868
Gross profit	1,233,362	1 ,216,090	1,114,563	1,090,074	1,050,954	1,005,370	960,007	967,209
Restructuring(a)	22,031	23,305	9,578	19,000	50,758	—	6,220	13,258
Loss on sale of a business(b)	1,928	6,142	86,546	—	—	—	—	—
Operating income	213,421	195,774	58,889	134,196	76,241	159,038	140,391	144,072
Net income	186,386	131,890	50,368	95,206	60,895	116,769	126,181	100,535
Earnings per share — basic	$0.22	$0.15	$0.06	$0.11	$0.07	$0.13	$0.13	$0.10
Earnings per share — diluted	$0.22	$0.15	$0.06	$0.10	$0.07	$0.12	$0.13	$0.10

(a)	During the third and fourth quarter of fiscal 2008, restructuring costs of $45 million were primarily related to the fiscal 2008 restructuring plans. The remaining $29 million of restructuring costs were primarily related to severance, associated benefits, outplacement services, and termination of excess facilities for the fiscal 2007 plans as well as acquisition related restructuring. See Note 16 of the Notes to Consolidated Financial Statements in this annual report.

(b)	During the second quarter of fiscal 2008, management determined that certain tangible and intangible assets and liabilities of the Storage and Server Management segment (formally the Data Center Management segment) did not meet the long term strategic objectives of the segment, and we recorded a write-down of $87 million to value these assets and liabilities at the respective estimated fair value. We adjusted this amount during the third and fourth quarter of fiscal 2008 by $6 million and $2 million, respectively. On March 8, 2008 these assets were sold to a third party. See Note 6 of the Notes to Consolidated Financial Statements in this annual report.

(c)	The amounts for the first three quarters of fiscal 2007 reflect adjustments as a result of the adoption of SAB 108 in the fourth quarter of fiscal 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has concluded that, as of March 28, 2008, our internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of March 28, 2008, which appears on page 66.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 28, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 28, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 28, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 28, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 28, 2008.

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
20330 Stevens Creek Boulevard
Cupertino, California 95014
408-517-8000

a) The following documents are filed as part of this report:

Page
Number

1. Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of March 28, 2008 and March 30, 2007	67
Consolidated Statements of Income for the years ended March 28, 2008, March 30, 2007, and March 31, 2006	68
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 28, 2008, March 30, 2007, and March 31, 2006	69
Consolidated Statements of Cash Flows for the years ended March 28, 2008, March 30, 2007, and March 31, 2006	70
Notes to Consolidated Financial Statements	71
2. Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended March 28, 2008, March 30, 2007, and March 31, 2006 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation

Schedule: II Valuation and Qualifying Accounts	113
Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibits:  The following exhibits are filed as part of or furnished with this annual report as applicable:

EXHIBIT INDEX

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2	.01§	Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, Carmel Acquisition Corp., and Veritas Software Corporation	8-K	000-17781	2.01	12/20/04
2	.02§	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007	8-K	000-17781	10.01	01/29/07
3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04		Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A, the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares	8-A	000-17781	4.1	08/19/98
4.03		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.04		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.05		Registration Rights Agreement, dated as of June 16, 2006, among Symantec Corporation and Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers	8-K	000-17781	4.03	06/16/06
4.06		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.07		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.08		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements.	8-K	000-17781	10.01	12/03/07
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10	.04*	Veritas Software Corporation 1993 Directors Stock Option Plan, including form of Stock Option Agreement	10-K	000-17781	10.04	06/09/06
10	.05*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.06*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10	.07*	Symantec Corporation 1998 Employee Stock Purchase Plan, as amended	10-K	000-17781	10.07	06/09/06
10	.08*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.09*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.10*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.11*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/05/07
10	.12*	Symantec Corporation 2001 Non- Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.13*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.14*	Veritas Software Corporation 2002 Directors Stock Option Plan, including form of Stock Option Agreement and forms of Notice of Stock Option Grant	10-K	000-17781	10.14	06/09/06
10	.15*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.16*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.17*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.18*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10	.19*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.20*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors	10-K	000-17781	10.18	05/24/07
10	.21*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.22*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.23*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.24*	Separation and Release Agreement dated November 5, 2007 (as amended on December 7, 2007), between Symantec Corporation and Kristof Hagerman	8-K	000-17781	10.01	12/14/07
10	.25*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Kris Hagerman, as amended	S-4/A	333-122724	10.07	05/18/05
10	.26*	Offer Letter, dated January 12, 2004, from Symantec Corporation to Thomas W. Kendra	10-Q	000-17781	10.01	02/04/05
10	.27*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10	.28*	FY08 Long Term Incentive Plan	10-Q	000-17781	10.04	08/07/07
10	.29*	Form of FY08 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments	10-Q	000-17781	10.03	08/07/07
10	.30*	Form of FY08 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.02	05/07/07
10	.31*	Symantec Senior Executive Incentive Plan	10-K	000-17781	10.18	06/14/04
10	.32*	Symantec Executive Retention Plan	10-Q	000-17781	10.05	08/07/07
10	.33‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.34		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.35		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.36		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(c) Financial Statement Schedules: We hereby file, as part of this annual report, the schedule listed in Item 15(a)2, as set forth above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the Company) as of March 28, 2008 and March 30, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 28, 2008. In connection with our audits of the consolidated financial statements we have also audited the related financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of March 28, 2008 and March 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 31, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also discussed in Note 1, effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
May 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited Symantec Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symantec Corporation and subsidiaries as of March 28, 2008 and March 30, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 28, 2008, and our report dated May 20, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
May 20, 2008

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 28,	March 30,
	2008	2007
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$1,890,225	$2,559,034
Short-term investments	536,728	409,133
Trade accounts receivable, net	758,200	666,968
Inventories	34,138	42,183
Deferred income taxes	193,775	165,323
Other current assets	316,852	228,406

Total current assets	3,729,918	4,071,047
Property and equipment, net	1,001,750	1,092,240
Acquired product rights, net	648,950	909,878
Other intangible assets, net	1,243,524	1,245,638
Goodwill	11,207,357	10,340,348
Investment in joint venture	150,000	—
Other long-term assets	55,291	63,987
Long-term deferred income taxes	55,304	27,732

Total assets	$18,092,094	$17,750,870

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,631	$149,131
Accrued compensation and benefits	431,345	307,824
Current deferred revenue	2,661,515	2,387,733
Other current liabilities	264,832	234,915
Income taxes payable	72,263	238,486
Short-term borrowing	200,000	—

Total current liabilities	3,799,586	3,318,089
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	415,054	366,050
Long-term deferred tax liabilities	219,341	343,848
Long-term income taxes payable	478,743	—
Other long-term obligations	106,187	21,370

Total liabilities	7,118,911	6,149,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,223,038 and 1,283,113 shares issued at March 28, 2008 and March 30, 2007; 839,387 and 899,417 shares outstanding at March 28, 2008 and March 30, 2007)	8,393	8,994
Capital in excess of par value	9,139,084	10,061,144
Accumulated other comprehensive income	159,792	182,933
Retained earnings	1,665,914	1,348,442

Total stockholders’ equity	10,973,183	11,601,513

Total liabilities and stockholders’ equity	$18,092,094	$17,750,870

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(In thousands, except net income per share)

Net revenues:
Content, subscriptions, and maintenance	$4,561,566	$3,917,572	$2,873,211
Licenses	1,312,853	1,281,794	1,270,181

Total net revenues	5,874,419	5,199,366	4,143,392
Cost of revenues:
Content, subscriptions, and maintenance	826,339	823,525	621,636
Licenses	44,664	49,968	45,943
Amortization of acquired product rights	349,327	342,333	314,290

Total cost of revenues	1,220,330	1,215,826	981,869

Gross profit	4,654,089	3,983,540	3,161,523
Operating expenses:
Sales and marketing	2,415,264	2,007,651	1,499,904
Research and development	895,242	866,882	682,125
General and administrative	347,642	316,783	228,563
Amortization of other purchased intangible assets	225,131	201,502	148,822
Acquired in-process research and development	—	—	285,100
Restructuring	73,914	70,236	24,918
Integration	—	744	15,926
Loss on sale of a business	94,616	—	—
Patent settlement	—	—	2,200

Total operating expenses	4,051,809	3,463,798	2,887,558
Operating income	602,280	519,742	273,965
Interest income	76,896	122,043	108,404
Interest expense	(29,480)	(27,233)	(17,996)
Settlements of litigation, net	58,500	—	—
Other income (expense), net	4,327	17,070	(1,650)

Income before income taxes	712,523	631,622	362,723
Provision for income taxes	248,673	227,242	205,871

Net income	$463,850	$404,380	$156,852

Earnings per share — basic	$0.53	$0.42	$0.16
Earnings per share — diluted	$0.52	$0.41	$0.15
Shares used to compute earnings per share — basic	867,562	960,575	998,733
Shares used to compute earnings per share — diluted	884,136	983,261	1,025,856

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME AS OF MARCH 28, 2008, MARCH 30, 2007 AND MARCH 31, 2006

				Accumulated
			Capital in	Other	Deferred		Total
	Common Stock		Excess of	Comprehensive	Stock-Based	Retained	Stockholders’
	Shares	Amount	Par Value	Income	Compensation	Earnings	Equity
	(In thousands)

Balances, April 2, 2005	710,522	$7,105	$2,412,947	$191,938	$(21,070)	$1,114,533	$3,705,453
Components of comprehensive income:
Net income	—	—	—	—	—	156,852	156,852
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	(4,264)	—	—	(4,264)
Translation adjustment, net of tax of $16,641	—	—	—	(40,864)	—	—	(40,864)

Total comprehensive income							111,724

Issuance of common stock under employee stock plans	21,010	210	217,248	—	—	—	217,458
Repurchases of common stock	(173,666)	(1,737)	(3,483,200)	—	—	(143,228)	(3,628,165)
Grant of restricted stock units	—	—	3,388	—	(3,388)	—	—
Stock issued for acquisition of Veritas	483,119	4,831	12,493,505	—	—	—	12,498,336
Fair value of assumed Veritas stock options and restricted stock	—	—	698,514	—	(63,092)	—	635,422
Amortization of deferred stock-based compensation, net of actual forfeitures	—	—	—	—	37,712	—	37,712
Reduction of deferred stock-based compensation due to stock option and restricted stock unit cancellations	(100)	—	(6,243)	—	6,243	—	—
Other stock transactions	—	—	386	—	—	—	386
Income tax benefit from employee stock transactions	—	—	90,145	—	—	—	90,145

Balances, March 31, 2006	1,040,885	10,409	12,426,690	146,810	(43,595)	1,128,157	13,668,471
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	—	—	(33,788)	(33,788)

Adjusted balances, March 31, 2006	1,040,885	10,409	12,426,690	146,810	(43,595)	1,094,369	13,634,683
Components of comprehensive income:
Net income	—	—	—	—	—	404,380	404,380
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	4,093	—	—	4,093
Translation adjustment, net of tax of $14,783	—	—	—	32,030	—	—	32,030

Total comprehensive income							440,503

Reversal of deferred compensation due to SFAS No. 123R	—	—	(43,595)	—	43,595	—	—
Issuance of common stock under employee stock plans	20,172	201	221,890	—	—	—	222,091
Repurchases of common stock	(161,704)	(1,617)	(2,694,388)	—	—	(150,307)	(2,846,312)
Restricted stock units released, net of taxes	64	1	(699)	—	—	—	(698)
Stock-based compensation, net of estimated forfeitures	—	—	152,272	—	—	—	152,272
Issuance of warrants	—	—	326,102	—	—	—	326,102
Purchase of bond hedge, net of tax	—	—	(359,546)	—	—	—	(359,546)
Income tax benefit from employee stock transactions	—	—	32,418	—	—	—	32,418

Balances, March 30, 2007	899,417	8,994	10,061,144	182,933	—	1,348,442	11,601,513
Components of comprehensive income:
Net income	—	—	—	—	—	463,850	463,850
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	278	—	—	278
Translation adjustment, net of tax of $15,818	—	—	—	(23,419)	—	—	(23,419)

Total comprehensive income							440,709

Issuance of common stock under employee stock plans	20,299	202	223,276	—	—	—	223,478
Repurchases of common stock	(80,939)	(809)	(1,347,491)	—	—	(151,696)	(1,499,996)
Restricted stock units released, net of taxes	593	6	(4,144)	—	—	—	(4,138)
Stock-based compensation, net of estimated forfeitures	—	—	156,704	—	—	—	156,704
Acquisition PPA adjustment for options	—	—	31,522	—	—	—	31,522
Director Retainer Fee — Stock Portion	17	—	300	—	—	—	300
Income tax benefit from employee stock transactions	—	—	17,773	—	—	—	17,773
Cumulative effect of adjustments from the adoption of FIN 48, net of taxes	—	—	—	—	—	5,318	5,318

Balances, March 28, 2008	839,387	$8,393	$9,139,084	$159,792	$—	$1,665,914	$10,973,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income	$463,850	$404,380	$156,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	824,109	811,443	639,816
Stock-based compensation expense	163,695	153,880	38,401
Impairment of equity investments	1,000	2,841	4,273
Write-down of assets	1,200	—	285,100
Deferred income taxes	(180,215)	11,173	(202,677)
Income tax benefit from the exercise of stock options	29,443	43,118	90,145
Excess income tax benefit from the exercise of stock options	(26,151)	(25,539)	—
Loss on sale of a business	94,616	—	—
Loss (gain) on sale of property and equipment	2,847	(19,937)	—
Net (gain) on settlements of litigation	(58,500)	—	—
Other	(894)	912	120
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(7,002)	33,714	(87,434)
Inventories	10,791	10,324	(29,828)
Accounts payable	667	(25,623)	40,168
Accrued compensation and benefits	97,133	23,169	(22,229)
Deferred revenue	126,716	399,517	683,226
Income taxes payable	196,567	(181,926)	(25,997)
Other assets	81,115	(23,332)	(18,471)
Other liabilities	(2,334)	48,121	(14,569)

Net cash provided by operating activities	1,818,653	1,666,235	1,536,896

INVESTING ACTIVITIES:
Purchase of property and equipment	(273,807)	(419,749)	(267,217)
Proceeds from sale of property and equipment	104,715	121,464	—
Purchase of intangible assets	—	(13,300)	(7,204)
Proceeds from sales of intangible assets	—	—	1,000
Cash acquired in (payments for) for business acquisitions, net of cash and cash equivalents acquired	(1,162,455)	(33,373)	540,604
Investment in Joint Venture	(150,000)	—	—
Purchase of equity investments	—	—	(2,694)
Proceeds from sales of equity investments	—	—	1,500
Purchases of available-for-sale securities	(1,233,954)	(226,905)	(1,729,922)
Proceeds from sales of available-for-sale securities	1,189,283	349,408	5,083,538

Net cash (used in) provided by investing activities	(1,526,218)	(222,455)	3,619,605

FINANCING ACTIVITIES:
Sale of common stock warrants	—	326,102	—
Repurchase of common stock	(1,499,995)	(2,846,312)	(3,628,165)
Net proceeds from sales of common stock under employee stock benefit plans	224,152	230,295	209,563
Proceeds from debt issuance	—	2,067,299	—
Purchase of bond hedge	—	(592,490)	—
Proceeds from short-term borrowing	200,000	—	—
Excess income tax benefit from the exercise of stock options	26,151	25,539	—
Repayment of other long-term liability	(11,724)	(520,000)	(491,462)
Tax payments related to restricted stock issuance	(4,137)	—	—

Net cash used in financing activities	(1,065,553)	(1,309,567)	(3,910,064)
Effect of exchange rate fluctuations on cash and cash equivalents	104,309	109,199	(22,248)

(Decrease) increase in cash and cash equivalents	(668,809)	243,412	1,224,189
Beginning cash and cash equivalents	2,559,034	2,315,622	1,091,433

Ending cash and cash equivalents	$1,890,225	$2,559,034	2,315,622

Supplemental schedule of non-cash transactions:
Fair value of options assumed, restricted stock awards and restricted stock units in connection with acquisitions	$35,054	$—	13,196,850
Supplemental cash flow disclosures:
Income taxes paid (net of refunds) during the year	$181,089	$384,771	339,081
Interest expense paid during the year	$22,659	$10,108	1,748

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) is a global leader in providing security, storage and systems management solutions to help businesses and consumers secure and manage their information. We provide customers worldwide with software and services that protect, manage and control information risks related to security, data protection, storage, compliance, and systems management. We help our customers manage cost, complexity and compliance by protecting their IT infrastructure as they seek to maximize value from their IT investments.

Principles of Consolidation

The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. As of March 30, 2007, we had $16 million of deferred compensation plan assets that were reclassified from Short term investments to Other current assets.

Business Combinations

In fiscal 2008, we acquired Altiris Inc, a publicly-held company, and two privately-held companies. In fiscal 2007, we acquired two privately-held companies. Each of these was accounted for using the purchase method of accounting under SFAS No. 141 Business Combinations. Each acquired company’s operating results are included in the Company’s consolidated financial statements since the date of acquisition. The purchase price is allocated to tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition. Goodwill is recognized for the remaining unallocated purchase price.

Amounts allocated to assets are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Other separately identifiable intangible assets generally include acquired product rights, developed technology, customer lists and tradenames. The Company did not assume in-process research and development (“IPR&D”) in the fiscal years 2008 and 2007. Other intangible assets are amortized over their estimated useful lives using a straight-line method. Amortization for acquired product rights is recognized in “Cost of revenues.” Amortization for customer lists and tradenames is recognized in “Operating expenses.”

Amounts allocated to liabilities assumed are based upon present values of amounts to be paid determined at current market rates. The Company estimates the fair value of deferred revenue related to product support assumed in connection with acquisitions. The estimated fair value of deferred revenue is determined by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support contracts are based on the historical direct costs related to providing the support.

For any given acquisition, we may identify certain pre-acquisition contingencies. If the contingency is probable and can be reasonably estimated within the purchase price allocation period, generally within one year after acquisition, an adjustment is recorded to goodwill. If the contingency is not probable or cannot be reasonably estimated at the end of the purchase price allocation period, the adjustment is recorded in operating results in the period in which the adjustment is determined.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Fiscal Years

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Fiscal Year	Ended	Weeks

2008	March 28, 2008	52
2007	March 30, 2007	52
2006	March 31, 2006	52

The fiscal year ending April 3, 2009 will comprise 53 weeks of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenues between recognized and deferred amounts, carrying values of goodwill, intangible assets and long-lived assets, valuation of stock-based compensation, and the valuation allowance for deferred income taxes.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of Stockholders’ equity in Accumulated other comprehensive income. Foreign currency transaction gains and losses are included in Other income (expense), net, in the Consolidated Statements of Income. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.

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

Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where vendor-specific objective evidence, or VSOE, of the fair value of undelivered elements does not exist, and arrangements for managed security services. These arrangements are generally offered

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

to our customers over a specified period of time, and we recognize the related revenue ratably over the maintenance, subscription, or service period.

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

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services and packaged products with content updates, we allocate and defer revenue for the undelivered items based on VSOE of fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content update subscriptions, and arrangements where VSOE does not exist.

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

For our Security and Compliance and Storage and Server Management segments, we generally recognize revenue from the licensing of software products through our indirect sales channel upon sell-through or with evidence of an end-user. For licensing of our software to OEMs, royalty revenue is recognized when the OEM reports the sale of the software products to an end-user, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription.

Cash Equivalents and Short-Term Investments

We classify our cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. Our short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days and are classified as available-for-sale. Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, and other investments. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income (expense), net in the Consolidated Statements of Income. We use the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

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

Equity Investments

We have equity investments in privately held companies for business and strategic purposes. We account for non-marketable equity securities and other investments under the cost method or, if we have the ability to exert significant influence over the investee, utilizing the equity method. Cost method investments are included in Other long-term assets in the Consolidated Balance Sheets. Under the cost method, the investment is recorded at its initial cost and is periodically evaluated for impairment. During our review for impairment, we examine the investees’ actual and forecasted operating results, financial position, and liquidity, as well as business/industry factors in assessing whether a decline in value of an equity investment has occurred that is other-than-temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in Other income (expense), net in the Consolidated Statements of Income. In fiscal 2008, 2007, and 2006, we recognized impairment losses on our cost method equity investments of $1 million, $3 million, and $4 million, respectively. We account for the Huawei-Symantec joint venture under the equity method. This investment is included in Investment in joint venture in the Consolidated Balance Sheets. Under the equity method, we record our proportionate share of the joint venture’s net income or loss, based on the quarterly financial statements of the joint venture. See Note 5 for further details.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Each quarter, we assess our compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No. 46R, or FIN 46R, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51. Under FIN 46R, we must consolidate a variable interest entity if we have a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, our equity investments are not subject to consolidation under FIN 46R.

Derivative Financial Instruments

We utilize hedging to mitigate our foreign currency exposures, and we manage certain residual exposures through the use of one-month forward foreign exchange contracts. We enter into forward foreign exchange contracts with high-quality financial institutions primarily to minimize currency exchange risks associated with certain balance sheet positions denominated in foreign currencies. We do not utilize derivative instruments for trading or speculative purposes. Gains and losses on the contracts are included in Other income (expense), net in the Consolidated Statements of Income in the period that gains and losses on the underlying maturing forward transactions are recognized. The gains and losses on the contracts generally offset the gains and losses on the underlying transactions. Changes in the fair value of forward foreign exchange contracts are included in earnings. We do not hedge our foreign currency translation risk.

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventory predominantly consists of finished goods as well as deferred costs of revenue. Deferred costs of revenue were $32 million at March 28, 2008 and $40 million at March 30, 2007, of which $22 million and $27 million, respectively, are related to consumer products that include content updates and will be recognized ratably over the term of the subscription.

Property and Equipment

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

On an annual basis, we evaluate acquired product rights for impairment by comparing the carrying value of the assets to the net realizable value of the assets, in accordance with SFAS No. 86. To determine the net realizable value of the assets, we use the estimated future gross revenues from each product. Our estimated future gross revenues of each product are based on company forecasts and are subject to change. As of March 28, 2008 and March 30, 2007, we recorded no impairment associated with this analysis.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually, or more frequently if events and circumstances warrant. We evaluate goodwill for impairment by comparing the fair value of each of our reporting units, which are the same as our operating segments, to its carrying value, including the goodwill allocated to that reporting unit. To determine the reporting units’ fair values in the current year evaluation, we used the income approach under which we calculated the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, which requires that long-lived and intangible assets subject to amortization, including Property and equipment, net, and Other intangible assets, net, be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We would recognize an impairment loss if the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value, which would be estimated based on the discounted cash flows expected to be generated by the asset. Assets to be disposed of would be separately presented in the Consolidated Balance Sheets, reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The disposal group classified as held for sale would be presented in the Other current assets account on the Consolidated Balance Sheets.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income, or to goodwill to the extent that the valuation allowance related to tax attributes of the acquired entities.

We adopted the provisions of FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, effective March 31, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Earnings Per Share

Earnings per share — basic and diluted are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. Earnings per share — basic is computed using the weighted-average number of common shares outstanding during the periods. Earnings per share — diluted is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method, the dilutive impact of restricted stock, restricted stock units, and warrants using the treasury stock method, and conversion of debt, if dilutive, in the period.

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

Effective April 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB No. 25 and related interpretations. Under SFAS No. 123R, we must measure the fair value of all stock-based awards, including stock options, restricted stock units, and employee stock purchase plan purchase rights, on the date of grant and amortize the fair value of the award as compensation expense over the requisite service period. We elected the modified prospective application method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards outstanding as of the effective date that are subsequently modified. For stock-based awards granted on or after April 1, 2006, we recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. We recognize estimated compensation expense for stock-based awards that were outstanding and unvested as of the effective date on a straight-line basis over the remaining service period under the pro forma provisions of SFAS No. 123.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions related to stock options as operating cash flows in our Consolidated Statements of Cash Flows. SFAS No. 123R requires cash flows resulting from the tax benefits for tax deductions, in excess of the compensation expense recorded for exercised options, to be classified as financing cash flows. Accordingly, we classified $26 million in both years for such excess tax benefits as financing cash flows rather than operating cash flows in our Consolidated Statement of Cash Flows for the fiscal years ended March 28, 2008 and March 30, 2007, respectively.

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

Legal Expenses

Prior to October 1, 2006, we recognized a liability for cases where we are the defendant for estimated external legal costs to be incurred during the next fiscal quarter. Effective October 1, 2006, we changed our policy related to legal costs from one generally accepted method of accounting to another generally accepted method of accounting. Under our new policy, we will no longer recognize a liability for external legal costs related to future periods. Instead, we will expense such amounts in the period incurred. We believe that this new policy is preferable because the costs and administrative burden involved in estimating future legal expenses outweigh the benefits. Further, we believe that this new method more accurately aligns the expense with the accounting period in which it is incurred. We will continue to accrue amounts related to external legal costs that are incurred during the period and to accrue losses in the period in which a loss is probable and estimable. The impact of this change in accounting method is not material for all prior periods presented, and, therefore, prior periods have not been revised to reflect this change.

Accumulated Other Comprehensive Income

We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of tax, and foreign currency translation adjustments, net of tax. Unrealized losses on our available-for-sale securities were $3 million and $2 million as of March 28, 2008 and March 30, 2007, respectively. Comprehensive income is presented in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Newly Adopted and Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of the pending adoption of SFAS No. 161 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised “R”), Business Combinations. This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price. See Note 17 for further details.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In August 2007, the FASB issued proposed FASB “FSP” No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The proposed FSP would require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt would be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component would be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The proposed FSP would also require an accretion of the resultant debt discount over the expected life of the debt. The proposed transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. In March 2008, the FASB approved moving the proposed FSP to final guidance. The final guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Entities will be required to apply guidance retrospectively for all periods presented. If the FSP is issued as proposed, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. FAS 157-1, Application of SFAS No. 157 to SFAS No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under SFAS No. 13 and FSP No. FAS 157-2, Effective Date of SFAS No. 157. Collectively, the Staff Positions defer the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We are currently evaluating the impact of the pending adoption of SFAS 157 on our consolidated financial statements.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 2.	Consolidated Balance Sheet Information

	March 28,	March 30,
	2008	2007
	(In thousands)

Trade accounts receivable, net:
Receivables	$781,514	$687,580
Less: allowance for doubtful accounts	(8,915)	(8,391)
Less: reserve for product returns	(14,399)	(12,221)

Trade accounts receivable, net:	$758,200	$666,968

Property and equipment, net:
Computer hardware and software	$925,156	$842,691
Office furniture and equipment	292,306	282,838
Buildings	492,857	533,319
Leasehold improvements	276,116	237,843

	1,986,435	1,896,691
Less: accumulated depreciation and amortization	(1,079,468)	(917,357)

	906,967	979,334
Land	94,783	112,906

Property and equipment, net:	$1,001,750	$1,092,240

Note 3.  Sales and Marketing Expense

Technical support costs

Technical support costs relate to the cost of providing self-help online services, chat, and email support. Technical support costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2008, 2007, and 2006 were $61 million, $18 million, and $24 million, respectively.

Advertising costs

Advertising costs are charged to operations as incurred and include electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. Starting in January 2007, certain advertising contracts contain placement fee arrangements with escalation clauses which are expensed on an estimated average cost basis over the term of the arrangement. The difference between the actual placement fee paid and the estimated average placement fee cost is included in Other long-term liabilities on the Consolidated Balance Sheets for fiscal 2008 and 2007, which were $71 million and $14 million, respectively. Advertising costs included in Sales and marketing in the Consolidated Statements of Income for fiscal 2008, 2007, and 2006 were $555 million, $382 million, and $253 million, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 4.  Acquisitions

Altiris Purchase

On April 6, 2007, we completed the acquisition of Altiris Inc., a leading provider of information technology management software that enables businesses to easily manage and service network-based endpoints. In exchange for all of the voting equity interests of Altiris, we paid the following (in thousands):

Acquisition of common stock outstanding	$989,863
Fair value of stock options assumed	16,847
Fair value of restricted stock awards	4,839
Acquisition related transaction costs	4,348
Restructuring costs	22,341

Total purchase price	$1,038,238

We believe this acquisition will enable us to help customers better manage and enforce security policies at the endpoint, identify and protect against threats, and repair and service assets. The results of operations of Altiris are included as part of the Security and Compliance segment. Pro forma disclosures of the financial results of Altiris were not included as they were not deemed material.

The following table presents the purchase price allocation included on our Consolidated Balance Sheets:

Amount
(In thousands)

Net tangible assets(1)	$237,608
Identifiable intangible assets:
Acquired product rights(2)	89,920
Other Intangible Assets(3)	216,446
Goodwill(4)	633,233
Deferred tax liability	(138,969)

Total purchase price	$1,038,238

(1)	Net tangible assets include deferred revenue which was adjusted down from $46 million to $12 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Acquired product rights are amortized over their estimated useful lives of one to six years. The weighted-average estimated useful lives were five years. Amounts are amortized to cost of revenues.

(3)	Other intangible assets are amortized over their estimated useful lives of three to eight years. The weighted-average estimated useful lives were eight years. Amounts are amortized to operating expenses.

(4)	Goodwill is deductible in the state of California for tax purposes. The amount resulted primarily from our expectation of synergies from the integration of Altiris product offerings with our product offerings.

Vontu Purchase

On November 30, 2007, we completed the acquisition of Vontu Inc. (“Vontu”), a provider of data loss prevention solutions that assists organizations in preventing the loss of confidential or proprietary information. The Vontu products are expected to enhance our endpoint and network security and storage and compliance solutions offered to customers. In exchange for all the voting equity interests, we paid a total purchase price of $321 million, which includes $14 million in assumed equity awards at fair value, $5 million in cash assumed and $4 million for acquisition related transaction costs. On November 29, 2007, we borrowed $200 million under our five-year

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

$1 billion senior unsecured revolving credit facility to partially finance our acquisition of Vontu. See further discussion in Note 9.

Of the total purchase price, $259 million was allocated to goodwill, $36 million to acquired product rights, $33 million to other intangible assets, $10 million to net tangible assets and $17 million to deferred tax liabilities. Net tangible assets include deferred revenue which was adjusted down from $25 million to $2 million representing our estimate of the fair value of the support contractual obligation assumed. Goodwill, none of which was deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of Vontu’s software offerings with our software offerings. Acquired product rights are amortized to cost of revenues over four years. Other intangible assets are amortized to operating expenses from three to eight years.

Financial results for Vontu are included in the Security and Compliance segment. Pro forma disclosures of the financial results of Vontu were not included as they were not deemed material.

Transparent Logic Purchase

On January 11, 2008, we completed the acquisition of Transparent Logic Technologies, Inc. (“Transparent Logic”), a provider of workflow optimization software. Transparent Logic’s products are expected to complement our existing products. We purchased all of the voting equity interests of Transparent Logic for $12 million, which included acquisition related costs. Of the aggregate purchase price, $9 million was allocated to goodwill and the remainder to other intangible assets, developed technology and net tangible assets. Goodwill, none of which was deductible for tax purposes, was established based on the expectation of synergies from the integration of Transparent Logic’s product offerings with our product offerings. The results of operations of Transparent Logic are included as part of the Security and Compliance segment. Proforma disclosures of the financial results of Transparent Logic were not included as they were not deemed material.

Company-i Purchase

On December 1, 2006, we completed the acquisition of Company-i Limited (“Company-i”), a UK-based professional services firm that specialized in addressing key challenges associated with operating and managing a data center for customers in the financial services industry, in exchange for all of the voting equity interests of Company-i. Of the aggregate $26 million purchase price, $22 million was allocated to goodwill, $6 million to other intangible assets and the remainder to net deferred tax liabilities and net tangible assets. Goodwill, none of which was deductible for tax purposes, was established based on the expectation of synergies from the integration of Company-i’s service offerings with our service offerings. Other intangible assets are amortized to operating expenses over eight years. Financial results for Company-i are included in the Services segment. Pro forma disclosures of the financial results of Company-i were not included as they were not deemed material.

As a result of Company-i meeting target billings conditions in the first quarter of fiscal 2008, as was stipulated in the merger agreement, we paid Company-i an additional $11 million in cash. This increase in purchase price resulted in a respective increase in goodwill.

4FrontSecurity Purchase

On February 23, 2007, we completed the acquisition of 4FrontSecurity, Inc. (“4FrontSecurity”), a software developer and provider of governance, risk management, and regulatory compliance products that enables customers to measure and manage business and security assessments of organizational information. Of the aggregate $7 million purchase price, $6 million was allocated to goodwill and the remainder to other intangible assets and liabilities. Goodwill, none of which was deductible for tax purposes, was established based on the expectation of synergies from the integration of 4FrontSecurity’s technology with our existing product offerings. Other intangible assets are amortized to operating expenses over seven years. Financial results for 4FrontSecurity

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

are included in the Security and Compliance segment. Pro forma disclosures of the financial results of 4FrontSecurity were not included as they were not deemed material.

Note 5.  Investment in Joint Venture

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. We contributed cash of $150 million, licenses related to certain intellectual property and other intangible assets in exchange for 49% of the outstanding common shares of the joint venture. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers. We recorded our initial investment in the joint venture at $150 million, reflecting our carrying value of the assets contributed in exchange for the common shares received. Huawei contributed its telecommunications storage and security business assets, engineering, sales and marketing resources, personnel, and licenses related intellectual property in exchange for a 51% ownership interest in the joint venture.

At March 28, 2008, our carrying value of the investment in the joint venture exceeded our proportionate share in the underlying net assets of the joint venture. This excess primarily relates to differences in the carrying value of the net assets contributed by Symantec and Huawei upon the formation of the joint venture which will be amortized over the useful life of the related assets.

On February 5, 2011, we have a one-time option to purchase an additional two percent ownership interest from Huawei for $28 million. We determined the value of the option using the Black-Scholes option-pricing model. The value of the option is not considered material to the financial statements and is recorded in Investment in joint venture on the Balance Sheet. We have concluded that the option does not meet the definition of a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Symantec and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process upon certain triggering events set to occur as early as February 5, 2011.

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We will record our proportionate share of net income or loss one quarter in arrears. Therefore, the financial results of the joint venture for the period from February 5, 2008 through March 31, 2008 will be included in our financial statements in the quarter ending July 4, 2008.

Note 6.	Loss on Sale of Business

During the second quarter of fiscal 2008, the Company determined that the Application Performance Management (“APM”) business in the Storage and Server Management segment (formerly the Data Center Management segment) did not meet the long-term strategic objectives of the segment. As a result, the Company recognized losses related to the write down of intangible assets of $87 million and $6 million in the second and third quarters of 2008, respectively. On March 8, 2008, we consummated an agreement to sell the tangible and intangible assets of approximately $103 million and liabilities of approximately $9 million related to the APM business to a third-party buyer. The Company further recognized a loss of $2 million in the fourth quarter yielding a total loss of $95 million recognized during 2008. The APM business did not have separately identifiable financial and cash flow information and the loss is therefore considered a loss from continuing operations. The Company maintains the legal liability to fulfill customer contracts that existed as of the sale date; however, the Company has subcontracted this responsibility to the third-party buyer until the contracts have expired.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

			Storage and
	Consumer	Security and	Server		Total
	Products	Compliance	Management	Services	Company
	(In thousands)

Balance as of March 30, 2007	$102,810	$4,582,070	$5,400,718	$254,750	$10,340,348
Goodwill acquired through business combinations(a)	—	882,321	—	11,705	894,026
Goodwill adjustments(b),(c)	—	(11,294)	(15,723)	—	(27,017)
Operating segment reclassification(d)	—	(1,372,380)	1,280,739	91,641	—

Balance as of March 28, 2008	$102,810	$4,080,717	$6,665,734	$358,096	$11,207,357

			Storage and
	Consumer	Security and	Server		Total
	Products	Compliance	Management	Services	Company
	(In thousands)

Balance as of March 31, 2006	$102,810	$4,597,889	$5,396,985	$233,361	$10,331,045
Goodwill acquired through business combinations	—	5,739	—	21,820	27,559
Goodwill adjustments(e)	—	(21,558)	3,733	(1,323)	(19,148)
Effect of exchange rates	—	—	—	892	892

Balance as of March 30, 2007	$102,810	$4,582,070	$5,400,718	$254,750	$10,340,348

(a)	Reflects adjustments made to goodwill acquired through business combinations of approximately $12 million in the Services segment, including the effects of foreign exchange, for Company-i, approximately $633 million for Altiris, approximately $259 million for Vontu, and approximately $10 million including a tax adjustment for Transparent Logic. See Note 4 for further detail.

(b)	On March 31, 2007, we adjusted the Security and Compliance segment Goodwill balance related to a prior acquisition as a result of the adoption of FIN 48. During the third and the fourth quarter of fiscal 2008, we adjusted the Goodwill balance associated with the Veritas and Altiris acquisition as a result of tax adjustments to stock based compensation, lease payoffs, and restricted stock award reversals. See Note 17 for further details.

(c)	The decrease of $16 million in the goodwill balance for the Storage and Server Management segment is attributable to $9 million related to the sale of the APM business recorded during the second, third and fourth quarters of fiscal 2008 and $7 million related to various acquisition related tax adjustments. See Note 6 for further detail.

(d)	During the fourth quarter of fiscal 2008 we modified our operating segments to be better in line with how we manage our business. As a result of this reclassification the above adjustments were made as required by SFAS No. 142. See Note 19 for further details.

(e)	During fiscal 2007, we adjusted the goodwill related to several prior acquisitions for individually insignificant amounts primarily related to purchase consideration adjustments for cash received and adjustments related to taxes. The tax adjustments consist of adjustments to increase deferred tax liabilities by approximately $12 million and decrease income taxes payable by approximately $12 million related to pre-acquisition tax contingencies and actual tax benefits arising from employee exercises of assumed fully-vested stock options.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist. We completed our annual goodwill impairment test required by SFAS No. 142 during the March 2008 quarter and determined that there was no impairment of goodwill.

Acquired product rights, net

Acquired product rights subject to amortization are as follows:

	March 28, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,655,895	$(1,045,383)	$610,512
Patents	71,313	(32,875)	38,438

	$1,727,208	$(1,078,258)	$648,950

	March 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Developed technology	$1,610,199	$(754,328)	$855,871
Patents	79,684	(25,677)	54,007

	$1,689,883	$(780,005)	$909,878

In fiscal 2008, 2007, and 2006, amortization expense for acquired product rights was $349 million, $342 million, and $314 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Consolidated Statements of Income.

The weighted-average remaining estimated lives of acquired product rights are approximately 2 years for developed technology and approximately 3 years for patents. The weighted-average remaining estimated life of acquired product rights in total is approximately 2 years. Annual amortization of acquired product rights, based upon our existing acquired product rights and their current useful lives, as of March 28, 2008, is estimated to be as follows:

2009	$338,748
2010	200,790
2011	69,935
2012	27,585
2013	3,477
Thereafter	8,415

$648,950

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Other intangible assets, net

Other intangible assets subject to amortization are as follows:

	March 28, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,661,683	$(526,512)	$1,135,171
Tradename	125,203	(38,933)	86,270
Norton tradename(1)	22,083	—	22,083
Partnership agreements	2,300	(2,300)	—

	$1,811,269	$(567,745)	$1,243,524

	March 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(In thousands)

Customer base	$1,500,201	$(335,393)	$1,164,808
Tradename	107,207	(27,335)	79,872
Partnership agreements	2,300	(1,342)	958

	$1,609,708	$(364,070)	$1,245,638

(1)	The Norton tradename has an indefinite life and is not subject to amortization.

In fiscal 2008, 2007, and 2006, amortization expense for other intangible assets was $225 million, $201 million, and $149 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Consolidated Statements of Income. The weighted-average remaining estimated lives for other intangible assets are approximately 5 years for customer base and approximately 7 years for trade name. The weighted-average remaining estimated life of other intangible assets in total is approximately 6 years. Annual amortization of other intangible assets, based upon our existing intangible assets and their current estimated lives, as of March 28, 2008, is estimated to be as follows:

2009	$243,198
2010	219,133
2011	218,383
2012	216,310
2013	214,345
Thereafter	132,155

$1,243,524

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Investments

Cash, cash equivalents, and short-term investments

Cash, cash equivalents, and short-term investments are as follows:

	March 28, 2008
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash and cash equivalents:
Cash	$583,893	$—	$—	$583,893
Money market funds	527,009	—	—	527,009
Commercial paper	734,615	—	—	734,615
Bank securities and deposits	44,708	—	—	44,708

Total cash and cash equivalents	$1,890,225	$—	$—	$1,890,225

Short-term investments:
Asset-backed securities	$52,377	$210	$(2,802)	$49,785
Corporate securities	46,617	155	(408)	46,364
Commercial paper	436,342	—	—	436,342
Government and government-sponsored securities	997	3	—	1,000
Other investments	3,237	—	—	3,237

Total short-term investments	$539,570	$368	$(3,210)	$536,728

	March 30, 2007
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Cash and cash equivalents:
Cash	$587,675	$—	$—	$587,675
Money market funds	561,240	—	—	561,240
Commercial paper	1,354,302	—	—	1,354,302
Corporate securities	10,709	—	—	10,709
Bank securities and deposits	45,108	—	—	45,108

Total cash and cash equivalents	$2,559,034	$—	$—	$2,559,034

Short-term investments:
Asset-backed securities	$133,314	$149	$(101)	$133,362
Corporate securities	121,666	119	(875)	120,910
Commercial paper	10,300	—	—	10,300
Government and government-sponsored securities	145,185	87	(1,137)	144,135
Other investments	426	—	—	426

Total short-term investments	$410,891	$355	$(2,113)	$409,133

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As of March 28, 2008, the unrealized losses in the above table related to short-term investment securities for which the fair value was less than the cost basis. We expect to receive the full principal and interest on these securities. We regularly review our investment portfolio according to FSP FAS 115-1 The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”). We identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. The gross unrealized losses related to investments are primarily due to a decrease in the fair market value of fixed-rate debt securities as a result of changes in interest rates. As of March 28, 2008 and March 30, 2007 we have recorded no write-downs related to other than temporary impairments of short-term investment securities. Unrealized gains and losses on available-for-sale securities are reported as a component of Stockholders’ equity in the Consolidated Balance Sheets. We recognized net realized losses of an insignificant amount for both fiscal 2008 and fiscal 2007, and $5 million in fiscal 2006. These net realized losses are included in Interest income.

The estimated fair value of cash equivalents and short-term investments by contractual maturity as of March 28, 2008 is as follows:

(In thousands)

Due in one year or less	$1,780,153
Due one to five years	9,172
Due five to ten years	13,166
Due in ten years or more	40,569

$1,843,060

The following table provides the gross unrealized losses and the fair market value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 28, 2008:

	In Loss Position for Less Than		In Loss Position for 12 Months
	12 Months		or Greater		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Asset-backed debt securities	$10,058	$354	$23,362	$2,448	$33,420	$2,802
Corporate debt securities	9,245	258	5,830	150	15,075	408

	$19,303	$612	$29,192	$2,598	$48,495	$3,210

Equity investments in privately held companies

As of March 28, 2008 and March 30, 2007, we held equity investments with a carrying value of $6 million and $8 million, respectively, in several privately-held companies. These investments are recorded at cost as we do not have significant influence over the investees and are included in Other long-term assets in the Consolidated Balance Sheets. In fiscal 2008, 2007, and 2006, we recognized declines in value of these investments that were determined to be other-than-temporary, in accordance with FSP FAS 115-1, of $1 million, $3 million, and $4 million, respectively. The other-than-temporary declines in fair value were recorded as Other income (expense), net in the Consolidated Statements of Income.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Debt

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

Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the Senior Notes may convert their Senior Notes prior to maturity during specified periods as follows: (1) during any calendar quarter beginning after June 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) with respect to the 0.75% Notes, at any time on or after April 5, 2011, and with respect to the 1.00% Notes, at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the Senior Notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of March 28, 2008, none of the conditions allowing holders of the Senior Notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount.

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

The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of the warrants, is included as a net reduction in Capital in excess of par value in the accompanying

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Consolidated Balance Sheet as of March 28, 2008, in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In accordance with SFAS No. 128, Earnings per Share, the Senior Notes will have no impact on diluted earnings per share, or EPS, until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the Senior Notes will be settled in cash upon conversion. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share using the treasury stock method. As a result, for the first $1.00 by which the average price of our common stock for a quarterly period exceeds $19.12 per share there would be dilution of approximately 5.4 million shares. As the share price continues to increase, additional dilution would occur at a declining rate such that an average price of $27.3175 per share would yield cumulative dilution of approximately 32.9 million shares. If the average price of our common stock exceeds $27.3175 per share for a quarterly period we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The Senior Notes along with the warrants have a combined dilutive effect such that for the first $1.00 by which the average price exceeds $27.3175 per share there would be cumulative dilution of approximately 39.5 million shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.

Prior to conversion, the note hedge transactions are not considered for purposes of the EPS calculation, as their effect would be anti-dilutive. Upon conversion, the note hedge will automatically serve to neutralize the dilutive effect of the Senior Notes when the stock price is above $19.12 per share. For example, if upon conversion the price of our common stock was $28.3175 per share, the cumulative effect of approximately 39.5 million shares in the example above would be reduced to approximately 3.9 million shares.

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the Senior Notes. See Note 13 for information regarding the impact on EPS of the Senior Notes and warrants in the current period.

Line of credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings before interest, taxes, depreciation, and amortization, as defined, as well as various other non-financial covenants.

On November 29, 2007, we borrowed $200 million under this credit agreement to partially finance our acquisition of Vontu. This outstanding borrowing amount bears interest at 4.7075% per annum, which is due and payable quarterly. Payment of the principal amount is due on November 28, 2008. Total interest expense accumulated as of March 28, 2008 is approximately $3 million, of which $2 million was paid and $1 million was accrued and included in Other current liabilities on the Consolidated Balance Sheets. On March 28, 2008, we had $200 million in outstanding borrowings included in Short-term borrowings on our Consolidated Balance Sheets related to this credit facility and were in compliance with all of the covenants. There were no borrowings under this credit facility at March 30, 2007.

Note 10.	Assets Held for Sale

During fiscal 2008, following a review of our real estate holdings we determined that certain long-term assets were underutilized. As a result, we have committed to sell vacant buildings and land with a total carrying value of $39 million and no associated liabilities. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we designated these buildings and land as assets held for sale and

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

included them in Other current assets on our Consolidated Balance Sheets. SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. We recorded a $1 million impairment loss because the carrying value was greater than the estimated fair value less cost to sell for the year ended March 28, 2008. This impairment was included in Research and development expense on our Consolidated Statements of Income. We believe that these sales will be completed no later than the end of fiscal 2009.

Note 11.	Commitments

Leases

We lease certain of our facilities and equipment under operating leases that expire at various dates through 2022. We currently sublease some space under various operating leases that will expire on various dates through 2018. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives.

The future fiscal year minimum operating lease commitments and existing sublease information were as follows as of March 28, 2008:

	Lease	Sublease	Net Lease
	Commitment	Income	Commitment
	(In thousands)

2009	$102,799	$5,948	$96,851
2010	86,422	6,348	80,074
2011	66,734	5,475	61,259
2012	53,954	3,488	50,466
2013	46,831	2,442	44,389
Thereafter	164,012	2,744	161,268

	$520,752	$26,445	494,307

The net lease commitment amount includes $13 million related to facilities that are included in our restructuring reserve. For more information, see Note 16.

Rent expense charged to operations totaled $87 million, $83 million, and $70 million in fiscal 2008, 2007, and 2006, respectively.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of underlying revenue. Certain royalty commitments have minimum commitment obligations; however, as of March 28, 2008 all such obligations are not material.

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

Note 12.	Stock Transactions

Stock repurchases

We have operated stock repurchase programs since 2001. On January 24, 2007, our Board of Directors authorized the repurchase of $1 billion of Symantec common stock. As of March 30, 2007, $500 million remained authorized for future purchases. During the three-month period ended June 29, 2007, we repurchased 25 million shares of our common stock at prices ranging from $19.42 to $20.16 per share which completed the $1 billion share repurchase program announced in January 2007.

On June 14, 2007, our Board of Directors authorized the repurchase of $2 billion of Symantec common stock, without a scheduled expiration date. During the period between June 30, 2007 and March 28, 2008, we repurchased a total of 56 million shares of our common stock at prices ranging from $16.67 to $19.69 per share for an aggregate amount of $1 billion from the authorized repurchase plan.

As a result of the repurchase activity under both the January 24, 2007 plan and June 14, 2007 plans, during fiscal 2008, we repurchased a total of 81 million shares of our common stock at prices ranging from $16.67 to $20.16 per share, for an aggregate amount of $1.5 billion. As of March 28, 2008, $1 billion remained authorized for future repurchases from the June 14, 2007 plan.

During fiscal 2007, we repurchased 162 million shares of our common stock at prices ranging from $15.61 to $21.66 per share for an aggregate amount of $2.8 billion.

Increase to authorized shares

On June 24, 2005, our stockholders approved the adoption of our amended and restated certificate of incorporation, which increased the number of authorized shares of common stock to 3 billion from 1.6 billion. The increase was sought in order to carry out our acquisition of Veritas.

Note 13.	Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share also includes the incremental effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares underlying outstanding stock options, stock awards, warrants, and convertible notes.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The components of earnings per share are as follows:

	Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(In thousands, except per share data)

Earnings per share — basic:
Net income	$463,850	$404,380	$156,852
Weighted average outstanding common shares	867,562	960,575	998,733

Earnings per share — basic	$0.53	$0.42	$0.16

Earnings per share — diluted:
Net income	$463,850	$404,380	$156,852
Weighted average outstanding common shares	867,562	960,575	998,733
Shares issuable from assumed exercise of options	15,191	20,047	27,081
Dilutive impact of restricted stock and restricted stock units	1,383	522	42
Dilutive impact of assumed conversion of senior notes	—	2,117	—

Total shares for purposes of calculating diluted earnings per share	884,136	983,261	1,025,856

Earnings per share — diluted	$0.52	$0.41	$0.15

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Year Ended
	March 28,	March 30,	March 31,
	2008(2)	2007(2)	2006
	(In thousands)

Stock options	65,955	69,186	56,348
Restricted stock units	113	109	146
Veritas 0.25% notes(1)	—	—	12,674

	66,068	69,295	69,168

(1)	On August 28, 2006 the Veritas 0.25% senior notes were fully paid off at the Company’s election.

(2)	For fiscal 2008, the effect of the warrants issued and option purchased in connection with the convertible senior notes were excluded because, as discussed in Note 9, they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

Note 14.	Adoption of Stockholder Rights Plan

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Note 15.	Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution. The maximum match in any given plan year is the lower of 3% of the employees’ eligible compensation or $6,000. Our contributions under the plan were $24 million, $24 million, and $12 million, in fiscal 2008, 2007, and 2006, respectively.

Stock purchase plans

2002 Executive Officers’ Stock Purchase Plan

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, which was amended by our Board of Directors in January 2008. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. As of March 28, 2008, 40,401 shares have been issued under the plan and 209,599 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividends.

1998 Employee Stock Purchase Plan

In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan, or ESPP, and reserved 4 million shares of common stock for issuance thereunder. In September 1999, the ESPP was amended by our stockholders to increase the shares available for issuance by 6 million and to add an “evergreen” provision whereby the number of shares available for issuance increased automatically on January 1 of each year (beginning in 2000) by 1% of our outstanding shares of common stock on each immediately preceding December 31 during the term of the ESPP. In July 2004, the Board of Directors eliminated this provision. As of March 28, 2008, 9.6 million shares remain available for issuance under the ESPP.

Subject to certain limitations, our employees may elect to have 2% to 10% of their compensation withheld through payroll deductions to purchase shares of common stock under the ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period. For purchases prior to July 1, 2005, employees purchased shares at a price equal to the lesser of 85% of the fair market value as of the beginning of the two-year offering period or the end of the six-month purchase period. The Board of Directors eliminated the two-year offering period in March 2005, effective July 1, 2005. Under the ESPP, 5 million, 4 million, and 4 million shares were issued during fiscal 2008, 2007, and 2006, respectively, representing $69 million, $65 million, and $59 million in contributions, respectively. As of March 28, 2008, a total of 29 million shares had been issued under this plan.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. In September 2004 and September 2007, stockholders increased the number of shares of stock that may be issued by 50,000. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect 50% to 100% of the retainer to be paid in the form of stock. As of March 28, 2008, a total of 95,551 shares had been issued under this plan and 54,449 shares remained available for future issuance.

2004 Equity Incentive Plan

Under the 2004 Equity Incentive Plan, (“2004 Plan”) our Board of Directors, or a committee of the Board of Directors, may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock units, RSUs, or restricted stock awards to employees, officers, directors, consultants, independent contractors, and advisors to us, or to any parent, subsidiary, or affiliate of ours. The purpose of the 2004 Plan is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards of stock options and stock bonuses. Under the terms of the 2004 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant. Options generally vest over a four-year period. Options granted prior to October 2005 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years.

As of March 28, 2008, we have reserved 77 million shares for issuance under the 2004 Plan. These shares include 18 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 19 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, (“1996 Plan”) and 40 million shares that were approved for issuance on the amendment and restatement of the 2004 Plan at our 2006 annual meeting of stockholders. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon their expiration will also be added to the 2004 Plan reserve. As of March 28, 2008, 41 million shares remain available for future grant under the 2004 Plan.

At our 2006 annual meeting of stockholders, our stockholders approved the amendment and restatement of the 2004 Plan, which included the following key changes: 1) an increase of 40 million shares reserved for issuance under the 2004 Plan; 2) modification of the share pool available under the 2004 Plan to reflect a ratio-based pool, where the grant of each full-value award, such as a share of restricted stock (“RSU”), decreases the pool by two shares; and 3) a change in the form of equity grants to our non-employee directors from stock options to a fixed dollar amount of RSUs.

Assumed Vontu stock options

In connection with our acquisition of Vontu, we assumed all unexercised, outstanding options to purchase Vontu common stock. Each unexercised, outstanding option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 0.5351 shares of Symantec common stock for each share of Vontu common stock. In total, all unexercised, outstanding Vontu options were converted into options to purchase approximately 2.2 million shares of Symantec common stock. As of March 28, 2008, total unrecognized compensation cost adjusted for estimated forfeitures related to unexercised, outstanding Vontu stock options was approximately $11 million.

Furthermore, all shares obtained upon exercise of unvested Vontu options were converted into the right to receive cash of $9.33 per share upon vesting. The total value of the assumed exercised, unvested Vontu options on the date of acquisition was approximately $7 million, assuming no options are forfeited prior to vesting. As of March 28, 2008, total unrecognized compensation cost adjusted for estimated forfeitures related to exercised, unvested Vontu stock options was approximately $4 million.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The assumed options retained all applicable terms and vesting periods, except for certain options that were accelerated according to a change in control provision and will generally vest within a twelve month period from the date of acquisition and certain other options that vested in full as of the acquisition date. In general, the assumed options typically vest over a period of four years from the original date of grant of the option and have a maximum term of ten years.

Assumed Altiris stock options and awards

In connection with our acquisition of Altiris, we assumed all of the outstanding options to purchase Altiris common stock. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.9075 shares of Symantec common stock for each share of Altiris common stock. In total, we assumed and converted Altiris options into options to purchase approximately 3 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Altiris RSUs into approximately 320,000 Symantec RSUs, based on the same exchange ratio. Furthermore, we assumed all outstanding Altiris Restricted Stock Awards (“RSAs”) which were converted into the right to receive cash in the amount of $33.00 per share upon vesting. The total value of the assumed RSAs on the date of acquisition was approximately $9 million, assuming no RSAs are forfeited prior to vesting. As of March 28, 2008, total unrecognized compensation cost adjusted for estimated forfeitures, related to the Altiris unvested stock options, RSUs and RSAs, was $1 million, $1 million, and $1 million, respectively.

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

Assumed Veritas stock options

In connection with our acquisition of Veritas, we assumed each outstanding option to purchase Veritas common stock with an exercise price equal to or less than $49.00 as well as each additional option required to be assumed by applicable law. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.1242 shares of Symantec common stock for each share of Veritas common stock. In total, we assumed and converted Veritas options into options to purchase 66 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Veritas RSUs into approximately 425,000 Symantec RSUs based on the same exchange ratio.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans and each ESPP purchase right granted prior to July 1, 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

				Employee
	Employee			Stock
	Stock Options			Purchase Plan
	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2006

Expected life	3 years	3 years	3 years	0.5 years
Expected volatility	33%	34%	45%	33%
Risk-free interest rate	4.52%	4.86%	3.55%	4.26%

The expected life of options is based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of the historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each RSU is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each ESPP purchase right granted from July 1, 2005 onwards is equal to the 15% discount on shares purchased. We estimate forfeitures of options, and RSUs, at the time of grant based on historical experience and record compensation expense only for those awards that are expected to vest.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation expense

Stock-based compensation is classified in the Consolidated Statements of Income in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Income.

	Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(In thousands, except net income per share data)

Cost of revenues — Content, subscriptions, and maintenance	$13,003	$12,373	$439
Cost of revenues — Licenses	3,731	4,064	—
Sales and marketing	58,181	55,895	13,314
Research and development	57,597	57,132	17,497
General and administrative	31,183	24,416	7,151

Total stock-based compensation	163,695	153,880	38,401
Tax benefit associated with stock-based compensation expense	(41,589)	(35,415)	(11,405)

Net effect of stock-based compensation expense on net income	$122,106	$118,465	$26,996

Net effect of stock-based compensation expense on earnings per share — basic	$0.14	$0.12	$0.03

Net effect of stock-based compensation expense on earnings per share - diluted	$0.14	$0.12	$0.03

As of March 28, 2008, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options, RSUs, and RSAs, was $144 million, $46 million, and $1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.5 years for stock options, 1.4 years for RSUs, and 0.6 years for RSAs.

Prior to the adoption of SFAS No. 123R, we provided the pro forma information regarding net income and earnings per share required by SFAS No. 123. This information was required to be determined as if we had accounted for our employee stock options, including shares issued under our ESPP, granted subsequent to March 31, 1995 under the fair value method of SFAS No. 123. We generally did not recognize stock-based compensation expense in our Consolidated Statements of Income for option grants to our employees for the periods prior to our adoption of SFAS No. 123R because the exercise price of options granted was equal to the fair market value of the underlying common stock on the date of grant. Prior to April 1, 2006, stock-based compensation expense resulted primarily from stock options and RSUs assumed in acquisitions and restricted stock granted to executives. The following table illustrates the effect on net income and earnings per share as if we had applied the

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes option-pricing model for the fiscal years ended March 31, 2006:

	Fiscal
	2006
	(In thousands,
	except per share
	amounts)

Net income, as reported	$156,852
Add: Amortization of deferred stock-based compensation included in reported net income, net of tax	26,996
Less: Stock-based employee compensation expense excluded from reported net income, net of tax	(239,071	)(1)

Pro forma net income (loss)	$(55,223)

Earnings per share — basic
As reported	$0.16
Pro forma	$(0.06)
Earnings per share — diluted
As reported	$0.15
Pro forma	$(0.06)

(1)	Includes a charge of $18 million resulting from the inclusion of unamortized expense for ESPP offering periods that were cancelled as a result of a plan amendment to eliminate the two-year offering period effective July 1, 2005.

Prior to the adoption of SFAS No. 123R, we presented deferred stock-based compensation as a separate component of Stockholders’ Equity. In accordance with the provisions of SFAS No. 123R, on April 1, 2006, we reversed the balance in deferred stock-based compensation to Capital in excess of par value in the Consolidated Balance Sheet.

Stock option activity

The following table summarizes stock option activity for the year ended March 28, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value(1)
	(In thousands, except per share amounts)

Outstanding at March 30, 2007	107,318	$17.90		$—
Granted	14,749	19.10
Assumed in acquisitions	5,117	7.87
Exercised	(15,715)	9.88
Forfeited(2)	(7,302)	18.91
Expired(3)	(8,899)	25.56

Outstanding at March 28, 2008	95,268	$18.08	4.66	$225,899

Exercisable at March 28, 2008	66,389	$17.95	4.17	$204,918
Vested and expected to vest at March 28, 2008	86,526	$18.05	4.55	$219,469

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(1)	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of March 28, 2008 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $16.82, the closing price of our common stock on March 28, 2008, as reported by the NASDAQ Global Select Market.

(2)	Refers to options cancelled before their vest dates.

(3)	Refers to options cancelled on or after their vest dates.

The weighted-average fair value per share of options granted during fiscal 2008, 2007 and 2006 including assumed options was $6.03, $5.06, and $7.81, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $142 million, $142 million, and $175 million, respectively.

The following table summarizes RSU activity for the year ended March 28, 2008:

				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Number of	Purchase	Intrinsic	Contractual
	Shares	Price	Value	Term
	(In thousands, except per share amounts)

Outstanding at March 31, 2007	2,946	$—	$—
Granted	3,616
Assumed in acquisitions	320
Vested	(806)
Forfeited	(947)

Outstanding at March 28, 2008	5,129	$—	$86,284	0.80

Vested and expected to vest at March 28, 2008	3,814	$—	$64,155	0.72

The weighted-average grant date fair value per share of RSUs granted during fiscal 2008, 2007, and 2006, including assumed RSUs was $19.39, $16.53, and $16.94, respectively. The total fair value of RSUs that vested in fiscal 2008, 2007, and 2006 was $15 million, $2 million, and $5 million, respectively.

Shares reserved

As of March 28, 2008, we had reserved the following shares of authorized but unissued common stock:

Stock purchase plans	9,828,088
Stock award plans	54,449
Employee stock option plans	141,740,626

Total	151,623,163

Note 16.	Restructuring

Our restructuring costs consist of severance and benefits and facility and other charges. Severance and benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities and other costs generally include rent expense less expected sublease income, lease termination costs, asset abandonment costs and the effects of foreign currency exchange. Restructuring expenses generally do not impact a particular reporting segment and are including in the “Other” reporting segment.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2008 Restructuring Plan

In fiscal 2008, management approved and initiated a restructuring plan to reduce costs, implement management structure changes and optimize the business structure and discontinue certain products. Projects within the plan began in the third quarter of fiscal 2008 and are expected to be completed by the fourth quarter of fiscal 2009. Charges in fiscal 2008 related to these events primarily consist of severance and other benefit costs. Total remaining costs of the restructuring plan, consisting of severance and benefits and excess facilities costs, are estimated to range between approximately $80 million and $110 million.

2007 Restructuring Plans

In fiscal 2007, we entered into restructuring plans to consolidate facilities and reduce operating costs through headcount reductions. Charges in fiscal 2008 related to these events consist of severance and other benefits and excess facility costs. Employee terminations occurred in the Americas, EMEA and Asia Pacific. Charges in fiscal 2007 were $69 million in severance and other benefits. Facilities charges in fiscal 2007 were not material. As of March 28, 2008, the majority of employees had been terminated and future severance costs are not expected. The Company consolidated certain facilities and exited facilities related to earlier acquisitions. Facility charges in fiscal 2008 primarily relate to exited facilities located in California. Excess facilities obligations are expected to be paid through the second quarter of fiscal 2010. Future costs for exited facilities associated with these events are not expected to be significant.

Prior and Acquisition-Related Restructuring Plans

Fiscal Years 2002-2006.  In fiscal 2006, management entered into restructuring plans to reduce job redundancy in the Americas, Europe and Asia Pacific and to consolidate certain facilities in Europe and Asia Pacific. As a result, the Company recognized both severance and other benefits and excess facilities costs. Charges recognized in fiscal 2007 and fiscal 2008 related to these plans were not significant. Charges recognized in fiscal 2006 reflect $18 million in severance and benefit costs and $7 million in excess facility costs related to exited facilities located in Texas and the United Kingdom. Restructuring liabilities related to these events as of March 28, 2008 and March 30, 2007 were both $3 million and are expected to be paid through the fourth quarter of fiscal 2018.

Acquisition-Related.  Restructuring liabilities related to acquisitions as of March 28, 2008 were $8 million, consisting primarily of excess facilities obligations. During fiscal 2008, $7 million in charges for severance and other benefits, primarily related to the Altiris acquisition and charges for excess facilities relate to both the Vontu and Altiris acquisitions. Of the $8 million restructuring liability, $7 million relates to excess facilities resulting from the Vontu acquisition and the restructuring accrual which the Company assumed in our Veritas acquisition in 2005. Further severance and benefit charges are not expected to be recognized in future periods. Excess facilities obligations are expected to be paid through the second quarter of fiscal 2011 and the first quarter of fiscal 2013 for Altiris and Vontu facilities, respectively. Excess facilities obligations related to the Veritas restructurings are expected to be paid through the first quarter of fiscal 2014.

Restructuring liabilities related to acquisitions as of March 30, 2007 were $6 million, consisting primarily of excess facilities obligations primarily related to the Veritas acquisition described above. There were no restructuring charges related to acquisitions during fiscal 2006 and fiscal 2007 as the amounts were recognized in the purchase price allocations.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Summary of Restructuring Plans

	Restructuring Liabilities
		Charges,			Cumulative
	March 30,	Net of	Cash	March 28,	Incurred to
	2007	Adjustments(1)	Payments	2008	Date
	(In thousands)

2008 Restructuring Plans:
Severance	$—	41,625	(25,288)	$16,337	$41,625
Facilities & Other	—	1,283	(252)	1,031	1,283
2007 Restructuring Plans:
Severance	45,132	16,172	(61,284)	20	85,172
Facilities & Other	2,331	8,973	(8,719)	2,585	9,973
Prior & Acquisition Restructuring Plans:
Severance	43	1,536	(1,579)	—	32,536
Facilities & Other	9,338	8,111	(6,802)	10,647	21,111

Total	$56,844	77,700	(103,924)	$30,620

Less purchase price adjustments to goodwill:		3,786

		73,914

Balance Sheet:
Other Accrued Expenses	$52,140			$24,062
Other long-term liabilities	4,704			6,558

	$56,844			$30,620

(1)	Total net adjustments for fiscal 2008 of $6 million consist of an $8 million reversal of severance costs related to the fiscal 2007 restructuring plans based upon actual headcount reduction and a $2 million favorable impact of foreign currency exchange

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 17.	Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006

Current:
Federal	$258,432	$136,626	$269,825
State	48,460	4,133	49,656
International	123,297	75,310	89,067

	430,189	216,069	408,548
Deferred:
Federal	(147,604)	11,410	(152,041)
State	(28,387)	7,482	(26,799)
International	(5,525)	(7,719)	(23,837)

	(181,516)	11,173	(202,677)

	$248,673	$227,242	$205,871

Pretax income from international operations was $458 million, $336 million, and $324 million for fiscal 2008, 2007, and 2006, respectively.

The difference between our effective income tax rate and the federal statutory income tax rate as a percentage of income before income taxes is as follows:

	Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006

Federal statutory rate	35%	35%	35%
State taxes, net of federal benefit	1.5	1.2	2.1
Foreign earnings taxed at less than the federal rate	(0.1)	(2.3)	(3.5)
Non-deductible stock-based compensation	0.9	2.0	—
American Jobs Creation Act — tax expense on
repatriation of foreign earnings	—	—	(5.8)
Non-deductible IPR&D	—	—	27.5
Domestic production activities deduction	(2.0)	(0.3)	(2.0)
Contingent penalty accrual	—	1.0	1.9
IRS audit settlement	—	(1.2)	—
Other, net	(0.3)	0.6	1.6

	35.0%	36.0%	56.8%

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The principal components of deferred tax assets are as follows:

	Year Ended
	March 28,	March 30,
	2008	2007
	(In thousands)

Deferred tax assets:
Tax credit carryforwards	$29,452	$50,929
Net operating loss carryforwards of acquired companies	180,095	211,888
Other accruals and reserves not currently tax deductible	148,808	61,192
Deferred revenue	77,161	50,499
Loss on investments not currently tax deductible	15,845	16,177
Book over tax depreciation	18,542	1,331
State income taxes	36,970	523
Convertible debt	162,303	201,730
Other	63,866	44,052

	733,042	638,321
Valuation allowance	(38,253)	(60,117)

Deferred tax assets	694,789	578,204
Deferred tax liabilities:
Acquired intangible assets	(474,159)	(565,893)
Unremitted earnings of foreign subsidiaries	(190,893)	(163,103)
Other	—	—

Net deferred tax (liabilities) assets	$29,737	$(150,792)

Of the $38 million total valuation allowance provided against our deferred tax assets, approximately $30 million is attributable to acquisition-related assets, the benefit of which will reduce goodwill when and if realized. The valuation allowance decreased by $22 million in fiscal 2008; $19 million was reclassified to unrecognized tax benefits within deferred taxes and $3 million was attributable to acquisition-related assets.

As of March 28, 2008, we have U.S. federal net operating loss and credit carryforwards attributable to various acquired companies of approximately $216 million and $17 million, respectively, which, if not used, will expire between fiscal 2016 and 2027. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $290 million and $12 million, respectively, which will expire in various fiscal years. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $705 million, which, under current applicable foreign tax law, can be carried forward indefinitely.

As of March 28, 2008, no provision has been made for federal or state income taxes on $1.3 billion of cumulative unremitted earnings of certain of our foreign subsidiaries, since we plan to indefinitely reinvest these earnings. As of March 28, 2008, the unrecognized deferred tax liability for these earnings was $362 million.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

attributable to the earnings repatriation. As a result of this clarifying language, we reduced the tax expense attributable to the repatriation by approximately $21 million in fiscal 2006, which reduced the cumulative tax charge on the repatriation to $33 million.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective March 31, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $16 million, resulting in a decrease to Veritas goodwill of $10 million, an increase of $5 million to the March 31, 2007 Retained Earnings balance, and a $1 million increase in Paid in Capital. Upon adoption, the gross liability for unrecognized tax benefits at March 31, 2007 was $456 million, exclusive of interest and penalties.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

(In thousands)

Beginning balance as of March 31, 2007 (date of adoption)	$456,183
Settlements with tax authorities	(6,680)
Lapse of statute of limitations	(6,030)
Increases in balances related to tax positions taken during prior years	40,390
Decreases in balances related to tax positions taken during prior years	(6,570)
Increases in balances related to tax positions taken during current year	111,197

Balance as of March 28, 2008	$588,490

Of the $132 million of changes in gross unrecognized tax benefits during the year disclosed above, approximately $76 million was provided through purchase accounting in connection with acquisitions made in fiscal 2008. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes, as well as payments made to date.

Of the total unrecognized tax benefits at March 28, 2008, $122 million, if recognized, would favorably affect the company’s effective tax rate while the remaining amounts would affect goodwill, cumulative translation adjustments and Additional paid in capital. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. At March 28, 2008, before any tax benefits, we had $122 million of accrued interest and $13 million of accrued penalties on unrecognized tax benefits. Interest included in our provision for income taxes was approximately $32 million for the year ended March 28, 2008. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision, to the extent that the interest expense had been provided through the tax provision, or as a reduction to Goodwill if it had been recorded through purchase accounting.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 1995 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California and Japan. As of March 28, 2008, we are under examination by the IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. On August 30, 2006, the IRS answered our petition and this issue has been docketed for trial in U.S. Tax Court and is scheduled to begin on June 30, 2008. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS has also agreed to waive the assessment of penalties. In a Motion to Amend filed March 20, 2008, the IRS moved to change its position on the remaining issue in the case. If allowed, the IRS’ new position would decrease the incremental tax liability for the remaining issue to approximately $545 million, excluding interest.

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

We are as yet unable to confirm our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the June 2005 acquisition. The distribution was intended to be made pursuant to the Jobs Act, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. We are seeking resolution of this matter with the IRS. Because we were unable to confirm our eligibility for the lower tax rate prior to filing the Veritas tax return in May 2006, we paid $130 million of additional U.S. taxes. Since this payment relates to the taxability of foreign earnings that are otherwise the subject of the IRS assessment, this additional payment reduced the amount of taxes payable accrued as part of the purchase accounting for pre-acquisition contingent tax risks.

The accounting treatment related to pre-acquisition unrecognized tax benefits will change when FAS 141R becomes effective, which will be in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of unrecognized tax benefits related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an increase or decrease to goodwill.

Note 18.	Litigation

For a discussion of our pending tax litigation with the Internal Revenue Service relating to the 2000 and 2001 tax years of Veritas, see Note 17.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint (“CAC”), was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the CAC in July 2005; the motion was denied in May 2006. In April 2008, the parties filed a stipulation of settlement, which if approved by the Court will resolve the matter. If the settlement is not completed, an adverse outcome in this matter could have a material adverse effect on our financial position, results of operations and cash flows. As of March 28, 2008, we have recorded an accrual in the amount of $21.5 million for this matter and, pursuant to the terms of the settlement, we established a settlement fund of $21.5 million on May 1, 2008. The loss is reflected in Settlements of litigation in the Consolidated Statements of Income.

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

We are also involved in a number of other judicial and administrative proceedings that are incidental to our business. Although adverse decisions (or settlements) may occur in one or more of the cases, it is not possible to estimate the possible loss or losses from each of these cases. During the fourth quarter of fiscal 2008, we agreed to settle two such lawsuits, the net result of which was a gain of $58.5 million reflected in Settlements of litigation in the Consolidated statements of Income. The final resolution of these lawsuits, individually or in the aggregate, is not expected to have a material adverse effect on our financial condition or results of operations.

Note 19.	Segment Information

During the March 2008 quarter, we changed our reporting segments to align with the new operating structure. The new reporting segment structure is as follows: (i) the Security and Data Management Group is now known as the Security and Compliance segment; (ii) the Altiris segment, in its entirety, has been moved into the Security and Compliance segment; (iii) the Data Center Management Group is now known as the Storage and the Server Management segment; and (iv) we have moved the Backup Exec products to the Storage and Server Management segment from the Security and Data Management Group. All reporting segments are managed by the chief operating decision maker, which is our chief operating officer. Our chief operating decision maker, manages business operations, evaluates performance and allocates resources based on the operating segments’ net revenues and operating income. The new business structure more directly aligns the operating segments with markets and customers, and we believe will establish more direct lines of reporting responsibilities, speed decision making, and enhance the ability to pursue strategic growth opportunities. We revised the business segment information for prior years to conform to the new presentation. As of March 28, 2008, we operated in five operating segments:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized business with solutions for compliance and security management, endpoint security, messaging management, and data protection management software solutions that allow our customers to secure, provision, backup, and remotely access their laptops, PCs, mobile devices, and servers.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing enterprise and large enterprise customers with storage and server management, data protection, and application performance management solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. In addition, our services including managed security services, consulting, education, and threat and early warning systems, help customers optimize and maximize their Symantec technology investments.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, stock-based compensation, restructuring and certain indirect costs that are not charged to the other operating segments.

Our reportable segments are the same as our operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. Except for goodwill, as disclosed in Note 7, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

Segment information

The following table presents a summary of our operating segments:

			Storage and
	Consumer	Security and	Server			Total
	Products	Compliance	Management	Services	Other	Company
	(In thousands)

Fiscal 2008
Net revenues	$1,746,089	$1,630,133	$2,136,307	$359,955	$1,935	$5,874,419
Operating income (loss)	938,627	256,207	884,619	(26,511)	(1,450,662)	602,280
Depreciation and amortization expense	6,680	26,282	59,744	10,449	720,954	824,109
Fiscal 2007
Net revenues	$1,590,505	$1,408,906	$1,906,607	$293,226	$122	$5,199,366
Operating income (loss)	931,989	223,374	779,573	(43,606)	(1,371,588)	519,742
Depreciation and amortization expense	5,282	29,782	58,823	10,485	707,071	811,443
Fiscal 2006
Net revenues	$1,409,580	$1,303,476	$1,229,091	$201,217	$28	$4,143,392
Operating income (loss)	950,508	225,876	410,840	(20,450)	(1,292,809)	273,965
Depreciation and amortization expense	1,480	20,661	39,519	5,493	572,663	639,816

Product revenue information

Net revenues from sales of our Norton Internet Security product within our Consumer Products segment represented 17%, 18%, and 15% of our total net revenues for fiscal 2008, 2007, and 2006, respectively.

Net revenues from sales of our endpoint security products within our Security and Compliance segment represented 16%, 18%, and 23% of our total net revenues during fiscal 2008, 2007, and 2006, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Net revenues from sales of our storage and availability management products within our Storage and Server Management segment represented 15%, 16%, and 12% of our total revenues during fiscal 2008, 2007, and 2006, respectively. Net revenue from sales of our data protection products within our Storage and Server Management segment represented 19%, 19%, and 15% of our total revenues during fiscal 2008, 2007, and 2006, respectively.

Geographical information

The following table represents revenue amounts reported for products shipped to customers in the corresponding regions:

	Year Ended
	March 28,	March 30,	March 31,
	2008	2007	2006
	(In thousands)

Net revenues from customers:
United States	$2,814,444	$2,560,342	$2,046,226
United Kingdom	729,958	542,244	425,717
Other foreign countries*	2,330,017	2,096,780	1,671,449

	$5,874,419	$5,199,366	$4,143,392

*	No individual country represented more than 10% of the respective totals.

	Year Ended
	March 28,	March 30,
	2008	2007
	(In thousands)

Long-lived assets:**
United States	$802,181	$929,441
Foreign countries***	199,569	162,799

	$1,001,750	$1,092,240

**	Amounts exclude goodwill and intangible assets.

***	No individual country represented more than 10% of the respective totals.

Significant customers

Our solutions are used worldwide by individual and enterprise customers in a wide variety of industries, small and medium-sized enterprises, as well as various governmental entities. In fiscal 2008, 2007 and 2006, one distributor, Ingram Micro, Inc. (“Ingram Micro”), that accounted for 10%, 11% and 13%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries that cover certain countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. None of these contracts was individually responsible for over 10 percent of our total net revenues in each of the last three fiscal years. In fiscal 2008, 2007 and 2006, one reseller, Digital River, accounted for 11%, 12% and 11%, respectively, of our total net revenues.

Note 20.	Subsequent Events

On April 18, 2008, we completed the acquisition of AppStream Inc., a leading provider of application streaming technology, an on-demand delivery mechanism that leverages the power of application virtualization to enable greater flexibility and control in the use of endpoint assets within a corporation’s IT infrastructure. The aggregate purchase price was approximately $52 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on the 20th day of May, 2008.

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

Signature	Title	Date

/s/ John W. Thompson John W. Thompson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 20, 2008

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 20, 2008

/s/ George W. Harrington George W. Harrington	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2008

/s/ Michael A. Brown Michael A. Brown	Director	May 20, 2008

/s/ William T. Coleman III William T. Coleman III	Director	May 20, 2008

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 20, 2008

Geraldine B. Laybourne	Director

Signature	Title	Date

/s/ David L. Mahoney David L. Mahoney	Director	May 20, 2008

/s/ Robert S. Miller Robert S. Miller	Director	May 20, 2008

/s/ George Reyes George Reyes	Director	May 20, 2008

/s/ Daniel Schulman Daniel Schulman	Director	May 20, 2008

/s/ V. Paul Unruh V. Paul Unruh	Director	May 20, 2008

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged Against		Charged to		Amount	Balance at
	Beginning	Revenue and to		Other		Written Off	End of
	of Period	Operating Expense(4)		Accounts		or Used	Period
		(In thousands)

Allowance for doubtful accounts:
Year ended March 28, 2008	$8,391	$1,173		$—		$(649)	$8,915
Year ended March 30, 2007	8,794	4,644		(1,777	)(1)	(3,270)	8,391
Year ended March 31, 2006	4,668	6,786	(2)	—		(2,660)	8,794
Reserve for product returns:
Year ended March 28, 2008	$12,221	$67,635		$—		$(65,457)	$14,399
Year ended March 30, 2007	12,840	72,789		—		(73,408)	12,221
Year ended March 31, 2006	4,755	98,282		—		(90,197)	12,840
Reserve for rebates:
Year ended March 28, 2008	$99,857	$220,967		$109,132	(3)	$(348,327)	$81,629
Year ended March 30, 2007	64,590	196,775		105,993	(3)	(267,501)	99,857
Year ended March 31, 2006	50,804	177,897		67,129	(3)	(231,240)	64,590

(1)	SAB 108 adjustment to fiscal 2007 beginning balance, charged to Retained earnings.

(2)	Includes balances assumed in connection with our acquisition of Veritas.

(3)	Balances represent unrecognized customer rebates that will be amortized within 12 months and are recorded as a reduction of Deferred revenue.

(4)	Reserve for product returns and Reserve for rebates are charged against Revenue.

EXHIBIT INDEX

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2	.01§	Agreement and Plan of Reorganization dated as of December 15, 2004 among Symantec Corporation, Carmel Acquisition Corp., and Veritas Software Corporation	8-K	000-17781	2.01	12/20/04
2	.02§	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007	8-K	000-17781	10.01	01/29/07
3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04		Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Rights Agreement, dated as of August 12, 1998, between Symantec Corporation and BankBoston, N.A., as Rights Agent, which includes as Exhibit A, the Form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Right Certificate, and as Exhibit C, the Summary of Rights to Purchase Preferred Shares	8-A	000-17781	4.1	08/19/98
4.03		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.04		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.05		Registration Rights Agreement, dated as of June 16, 2006, among Symantec Corporation and Citigroup Global Markets, Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, for themselves and the other Initial Purchasers	8-K	000-17781	4.03	06/16/06
4.06		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.07		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.08		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements.	8-K	000-17781	10.01	12/03/07
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06
10	.04*	Veritas Software Corporation 1993 Directors Stock Option Plan, including form of Stock Option Agreement	10-K	000-17781	10.04	06/09/06
10	.05*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.06*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10	.07*	Symantec Corporation 1998 Employee Stock Purchase Plan, as amended	10-K	000-17781	10.07	06/09/06
10	.08*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.09*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.10*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.11*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-Q	000-17781	10.01	11/05/07
10	.12*	Symantec Corporation 2001 Non- Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.13*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.14*	Veritas Software Corporation 2002 Directors Stock Option Plan, including form of Stock Option Agreement and forms of Notice of Stock Option Grant	10-K	000-17781	10.14	06/09/06
10	.15*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.16*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.17*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.18*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.19*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.20*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors	10-K	000-17781	10.18	05/24/07
10	.21*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.22*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.23*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.24*	Separation and Release Agreement dated November 5, 2007 (as amended on December 7, 2007), between Symantec Corporation and Kristof Hagerman	8-K	000-17781	10.01	12/14/07
10	.25*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Kris Hagerman, as amended	S-4/A	333-122724	10.07	05/18/05
10	.26*	Offer Letter, dated January 12, 2004, from Symantec Corporation to Thomas W. Kendra	10-Q	000-17781	10.01	02/04/05
10	.27*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10	.28*	FY08 Long Term Incentive Plan	10-Q	000-17781	10.04	08/07/07
10	.29*	Form of FY08 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments	10-Q	000-17781	10.03	08/07/07
10	.30*	Form of FY08 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	8-K	000-17781	10.02	05/07/07
10	.31*	Symantec Senior Executive Incentive Plan	10-K	000-17781	10.18	06/14/04
10	.32*	Symantec Executive Retention Plan, as amended	10-Q	000-17781	10.05	08/07/07
10	.33‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.34		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.35		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.36		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(c) Financial Statement Schedules: We hereby file, as part of this annual report, the schedule listed in Item 15(a)2, as set forth above.