Form 10-Q
period 2008-07-04
SYMANTEC CORP
filed 2008-08-08
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2008
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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of August 1, 2008: 839,099,530 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended July 4, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4,	March 28,
	2008	2008
	(Unaudited)	*
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$2,045,243	$1,890,225
Short-term investments	241,062	536,728
Trade accounts receivable, net	652,458	758,200
Inventories	28,324	34,138
Deferred income taxes	199,188	193,775
Other current assets	233,381	316,852

Total current assets	3,399,656	3,729,918
Property and equipment, net	1,028,534	1,001,750
Acquired product rights, net	607,600	648,950
Other intangible assets, net	1,197,604	1,243,524
Goodwill	11,312,011	11,207,357
Investment in joint venture	143,819	150,000
Other long-term assets	61,323	55,291
Long-term deferred income taxes	58,521	55,304

Total assets	$17,809,068	$18,092,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,326	$169,631
Accrued compensation and benefits	349,055	431,345
Current deferred revenue	2,602,551	2,661,515
Income taxes payable	77,807	72,263
Short-term borrowing	—	200,000
Other current liabilities	222,340	264,832

Total current liabilities	3,433,079	3,799,586
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	409,131	415,054
Long-term deferred tax liabilities	197,069	219,341
Long-term income taxes payable	499,519	478,743
Other long-term liabilities	104,302	106,187

Total liabilities	6,743,100	7,118,911
Commitments and contingencies
Stockholders’ equity:
Preferred stock (par value: $0.01, 1,000 shares authorized; none issued and outstanding)	—	—
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,221,324 and 1,223,038 shares issued at July 4, 2008 and March 28, 2008; 837,673 and 839,387 shares outstanding at July 4, 2008 and March 28, 2008)	8,376	8,393
Additional paid-in capital	9,097,974	9,139,084
Accumulated other comprehensive income	158,637	159,792
Retained earnings	1,800,981	1,665,914

Total stockholders’ equity	11,065,968	10,973,183

Total liabilities and stockholders’ equity	$17,809,068	$18,092,094

*	Derived from audited financials

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 4,	June 29,
	2008	2007
	(Unaudited)
	(In thousands, except earnings per share data)

Net revenues:
Content, subscriptions, and maintenance	$1,290,992	$1,086,518
Licenses	359,330	313,820

Total net revenues	1,650,322	1,400,338
Cost of revenues:
Content, subscriptions, and maintenance	218,574	209,666
Licenses	8,447	11,238
Amortization of acquired product rights	84,961	89,360

Total cost of revenues	311,982	310,264

Gross profit	1,338,340	1,090,074
Operating expenses:
Sales and marketing	662,819	568,530
Research and development	231,435	225,578
General and administrative	92,766	85,845
Amortization of other purchased intangible assets	55,379	56,925
Restructuring	17,005	19,000

Total operating expenses	1,059,404	955,878

Operating income	278,936	134,196
Interest income	17,988	20,821
Interest expense	(9,569)	(6,291)
Other income (expense), net	(61)	1,266

Income before income taxes and loss from unconsolidated entity	287,294	149,992
Provision for income taxes	94,421	54,786
Loss from unconsolidated entity	6,181	—

Net income	$186,692	$95,206

Earnings per share — basic	$0.22	$0.11
Earnings per share — diluted	$0.22	$0.10
Weighted-average shares outstanding — basic	838,564	891,642
Weighted-average shares outstanding — diluted	853,994	910,302

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 4,	June 29,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$186,692	$95,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,056	213,445
Stock-based compensation expense	44,847	40,743
Deferred income taxes	14,717	(25,119)
Income tax benefit from the exercise of stock options	9,945	9,863
Excess income tax benefit from the exercise of stock options	(9,033)	(9,044)
Loss from unconsolidated entity	6,181	—
Other	6,160	(260)
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	118,885	141,391
Inventories	5,824	7,706
Accounts payable	(8,665)	12,682
Accrued compensation and benefits	(90,906)	(16,480)
Deferred revenue	(70,266)	(110,004)
Income taxes payable	(30,592)	19,392
Other assets	80,673	20,329
Other liabilities	(50,942)	(48,541)

Net cash provided by operating activities	413,576	351,309

INVESTING ACTIVITIES:
Purchase of property and equipment	(57,695)	(74,688)
Proceeds from sale of property and equipment	—	903
Cash payments for business acquisitions, net of cash and cash equivalents acquired	(166,356)	(840,568)
Purchases of available-for-sale securities	(172,596)	(300,531)
Proceeds from sales of available-for-sale securities	471,998	103,611

Net cash provided by (used in) investing activities	75,351	(1,111,273)

FINANCING ACTIVITIES:
Repurchase of common stock	(199,998)	(499,995)
Net proceeds from sales of common stock under employee stock benefit plans	74,987	62,163
Repayment of short-term borrowing	(200,000)	—
Excess income tax benefit from the exercise of stock options	9,033	9,044
Repayment of other long-term liability	(1,842)	(5,333)
Tax payments related to restricted stock issuance	(14,768)	(2,939)

Net cash used in financing activities	(332,588)	(437,060)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,321)	12,039

Increase (decrease) in cash and cash equivalents	155,018	(1,184,985)
Beginning cash and cash equivalents	1,890,225	2,559,034

Ending cash and cash equivalents	$2,045,243	$1,374,049

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) as of July 4, 2008 and March 28, 2008 and for the three months ended July 4, 2008 and June 29, 2007 have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet as of March 28, 2008 has been derived from the audited consolidated financial statements, however it does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. The results of operations for the three months ended July 4, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three month ended periods in this report relate to fiscal periods ended July 4, 2008 and June 29, 2007. The July 4, 2008 fiscal quarter consisted of 14 weeks, whereas the June 29, 2007 fiscal quarter consisted of 13 weeks. Our 2009 fiscal year consists of 53 weeks and ends on April 3, 2009.

Significant accounting policies

There have been no changes in our significant accounting policies during the three months ended July 4, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Recent accounting pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF Issue No. 07-5 on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion as interest expense of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of the FSP, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure the gain or loss on the deconsolidated subsidiary using the fair value of a noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at the acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. If the current level of acquisitions activity continues, we expect the implementation of SFAS No. 141R to have a material impact on our consolidated financial statements when it becomes effective. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141R becomes effective, which will be in first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, The Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonfinancial assets acquired and liabilities assumed in a business combination. Effective March 29, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 2 for information and related disclosures regarding our fair value measurements.

Note 2.	Financial Instruments

We measure financial assets and liabilities at fair value based upon exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, it may be based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 (as impacted by FSP Nos. 157-1 and 157-2) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy, as of July 4, 2008:

	As of July 4, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash equivalents:
Money market funds	$669,528	$—	$—	$669,528
Bank securities and deposits	—	45,486	—	45,486
Commercial paper	—	688,477	—	688,477
Short-term investments:
Asset-backed securities	—	28,158	—	28,158
Commercial paper	—	209,408	—	209,408
Equity investments(1)	3,490	—	—	3,490
Deferred compensation plan assets(2)	—	15,398	—	15,398

	$673,018	$986,927	$—	$1,659,945

(1)	Equity investments relate to our investments in the securities of other public companies. Such investments are included in Short-term investments.

(2)	Deferred compensation plan assets are fund-of-funds and consist primarily of corporate equity securities. Such assets are included in Other assets.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain financial assets and liabilities are not included in the table above because they are measured at fair value on a nonrecurring basis. These assets and liabilities include non-public equity investments, convertible senior notes and bond hedge (including the derivative call option).

The effective date for measuring fair value of nonfinancial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis is the fiscal year starting April 4, 2009 and interim period within this fiscal year under FSP FAS No. 157-2. This deferral applies to us for such items as nonfinancial assets and liabilities initially measured at fair value in a business combination but not measured at fair value in subsequent periods, nonfinancial long-lived and intangible asset groups measured at fair value for an impairment assessment, reporting units measured at fair value in the first step of a goodwill impairment test, and nonfinancial restructuring liabilities.

Note 3.	Balance Sheet Information

	As of
	July 4,	March 28,
	2008	2008
	(In thousands)

Property and equipment, net:
Computer hardware and software	$964,559	$925,156
Office furniture and equipment	224,888	292,306
Buildings	492,848	492,857
Leasehold improvements	305,333	276,116

	1,987,628	1,986,435
Less: accumulated depreciation and amortization	(1,053,866)	(1,079,468)

	933,762	906,967
Land	94,772	94,783

Property and equipment, net	$1,028,534	$1,001,750

Note 4.	Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	July 4,	June 29,
	2008	2007
	(In thousands)

Net income	$186,692	$95,206
Other comprehensive income, (loss):
Reclassification adjustment relating to the legal liquidation of foreign entities	(4,636)	—
Change in cumulative translation adjustment, net of tax	3,196	8,094
Change in unrealized gain (loss) on available-for-sale securities, net of tax	286	(1,302)

Total other comprehensive income, (loss)	(1,154)	6,792

Comprehensive income	$185,538	$101,998

The reclassification adjustment relates to the realization of a foreign exchange translation adjustment relating to the legal liquidation of foreign entities. Accumulated other comprehensive income as of July 4, 2008 and March 28, 2008 primarily consists of foreign currency translation adjustments, net of taxes.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Acquisitions

AppStream Purchase

On April 18, 2008, we completed the acquisition of AppStream, Inc. (“AppStream”), a Palo Alto, California-based provider of endpoint virtualization software. AppStream was acquired to complement our endpoint management and virtualization portfolio and strategy. AppStream’s application streaming technology provides an on-demand delivery mechanism that leverages application virtualization to enable greater flexibility and control. In exchange for all voting equity interests, we purchased AppStream for $53 million, which included acquisition related costs. Cash was used to fund the transaction, and no equity interests were issued. Of the aggregate purchase price, $15 million was allocated to tangible assets, $11 million to identified intangible assets, primarily developed technology, and the remaining $27 million resulted in goodwill. Goodwill, none of which was deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of AppStream’s product offerings with our product offerings. The results of operations for AppStream, since the date of acquisition, are included as part of the Security and Compliance segment. Supplemental proforma information for AppStream is not material and was therefore not included.

SwapDrive Purchase

On June 6, 2008, we completed the acquisition of SwapDrive, Inc. (“SwapDrive”), a Washington D.C.-based provider of online storage products. SwapDrive was acquired to strengthen and expand the Norton consumer portfolio by leveraging online backup and storage platform technologies. In exchange for all voting equity interests, we purchased SwapDrive for $124 million, which included acquisition related costs. Cash was used to fund the transaction, and no equity interests were issued. Of the aggregate purchase price, $2 million was allocated to tangible assets and $41 million was allocated to identified intangible assets, primarily developed technology and customer relationships, and the remaining $81 million resulted in goodwill. Goodwill, none of which was deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of SwapDrive’s product offerings with our product offerings. The results of operations for SwapDrive, since the date of acquisition, are included as part of the Consumer segment. Supplemental proforma information for SwapDrive was not material and is therefore not included.

Note 6.	Investment in Joint Venture

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. We contributed cash of $150 million, licenses related to certain intellectual property and other intangible assets in exchange for 49% of the outstanding common shares of the joint venture. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers. Huawei contributed its telecommunications storage and security business assets, engineering, sales and marketing resources, personnel, and licenses related to intellectual property in exchange for a 51% ownership interest in the joint venture.

The contribution of assets to the joint venture was accounted for at its carrying value. The historical carrying value of the assets contributed by Symantec comprised a significant portion of the net assets of the joint venture. As a result, our carrying value of the investment in the joint venture exceeded our proportionate share in the underlying net assets of the joint venture by approximately $73 million upon formation of the joint venture. As the contributions for both Symantec and Huawei were recorded at historical carrying value by the joint venture, this basis difference is attributable to the contributed identified intangible assets. The basis difference is being amortized over a weighted-average period of 9 years, the estimated useful lives of the underlying identified intangible assets to which the basis difference is attributed.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. In determining our share of the joint venture’s net income or loss, we adjust the joint venture’s reported results to recognize the amortization expense associated with the basis difference. For the three months ended July 4, 2008, we recorded a loss of approximately $6 million related to our share of the joint venture’s net loss, including the amortization of the basis difference described above, for the joint venture’s period ended March 31, 2008. This loss is included in the accompanying Condensed Consolidated Statement of Income under the caption “Loss from unconsolidated entity.” The carrying value of our investment in the joint venture as of July 4, 2008 was approximately $144 million.

Summarized unaudited statement of operations information for the joint venture and the calculation of our share of the joint venture’s loss are as follows:

For the
Period from
February 5,
2008 to
March 31,
2008
(In thousands)

Net revenues	$14
Gross margin	(198)
Net loss, as reported by the joint venture	$(9,818)
Symantec’s ownership interest	49%

Symantec’s proportionate share of net loss	(4,811)
Adjustment for amortization of basis difference	(1,370)

Loss from unconsolidated entity	$(6,181)

Note 7.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

	Consumer	Security and	Storage and Server		Total
	Products	Compliance	Management	Services	Company
	(In thousands)

Balance as of March 28, 2008	$102,810	$4,080,717	$6,665,734	$358,096	$11,207,357
Goodwill acquired through business combination(a)	80,850	27,402	—	—	108,252
Goodwill adjustments(b)	—	(2,234)	(1,364)	—	(3,598)
Operating segment reclassification(c)	—	(84,376)	—	84,376	—

Balance as of July 4, 2008	$183,660	$4,021,509	$6,664,370	$442,472	$11,312,011

(a)	Reflects goodwill acquired through business combinations of approximately $81 million in the Consumer Products segment for SwapDrive, Inc., and approximately $27 million in the Security and Compliance segment for AppStream, Inc. See Note 5 for further details.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Reflects adjustments made to goodwill related to prior acquisitions as a result of tax adjustments to stock-based compensation.

(c)	During the three months ended July 4, 2008, we moved the Altiris services from the Security and Compliance segment to the Services segment. As a result of this reclassification, the above adjustment was made in accordance with SFAS No. 142.

Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. Based on our review as of July 4, 2008, no indicators of impairment were identified.

Acquired product rights, net

Acquired product rights subject to amortization are as follows:

	As of July 4, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Developed technology	$1,699,495	$(1,128,460)	$571,035	2 years
Patents	71,260	(34,695)	36,565	3 years

	$1,770,755	$(1,163,155)	$607,600	2 years

	As of March 28, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Developed technology	$1,655,895	$(1,045,383)	$610,512	2 years
Patents	71,313	(32,875)	38,438	3 years

	$1,727,208	$(1,078,258)	$648,950	2 years

Amortization expense for acquired product rights was $85 million and $89 million for the three months ended July 4, 2008 and June 29, 2007, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income.

Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of July 4, 2008, is estimated to be as follows (in thousands):

Remainder of fiscal 2009	$260,372
2010	209,590
2011	78,735
2012	36,385
2013	12,277
Thereafter	10,241

Total	$607,600

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets, net

Other intangible assets subject to amortization are as follows:

	As of July 4, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Customer base	$1,671,083	$(578,694)	$1,092,389	5 years
Trade name	125,263	(42,131)	83,132	7 years
Norton tradename	22,083	—	22,083	indefinite
Partnership agreements	2,300	(2,300)	—	Fully amortized

	$1,820,729	$(623,125)	$1,197,604	5 years

	As of March 28, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Customer base	$1,661,683	$(526,512)	$1,135,171	5 years
Tradename	125,203	(38,933)	86,270	7 years
Norton tradename	22,083	—	22,083	indefinite
Partnership agreements	2,300	(2,300)	—	Fully amortized

	$1,811,269	$(567,745)	$1,243,524	6 years

Amortization expense for other intangible assets was $55 million and $57 million for the three months ended July 4, 2008 and June 29, 2007, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income.

Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of July 4, 2008, is estimated to be as follows (in thousands):

Remainder of fiscal 2009	$188,753
2010	220,312
2011	219,558
2012	217,484
2013	215,519
Thereafter	135,978

Total	$1,197,604

Note 8.	Line of Credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings before interest, taxes, depreciation, and amortization, as well as various other non-financial covenants.

On November 29, 2007, we borrowed $200 million under this credit agreement to partially finance our acquisition of Vontu with an interest rate of 4.7075% per annum due and payable quarterly. During the first quarter

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of fiscal 2009, we repaid the entire Line of Credit principal amount of $200 million and total interest amount of $3 million. Total interest expense associated with this borrowing was approximately $6 million. As of July 4, 2008, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

Note 9.	Assets Held for Sale

We have committed to sell vacant buildings and land with a total carrying value of $40 million and no associated liabilities. In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we designated these buildings and land as assets held for sale and included them in Other current assets on our Condensed Consolidated Balance Sheets. We believe that these sales will be completed no later than the first quarter of fiscal 2010.

Note 10.	Stock repurchases

During the three months ended July 4, 2008, we repurchased 9.7 million shares of our common stock at prices ranging from $19.35 to $21.75 per share for an aggregate amount of $200 million. As of July 4, 2008, an aggregate of $800 million remained authorized for future repurchases from the June 14, 2007 stock repurchase plan.

Note 11.	Earnings Per Share

The components of earnings per share are as follows:

	Three Months Ended
	July 4,	June 29,
	2008	2007
	(In thousands, except per share data)

Earnings per share — basic:
Net income	$186,692	$95,206
Weighted average outstanding common shares	838,564	891,642

Earnings per share — basic	$0.22	$0.11

Earnings per share — diluted:
Net income	$186,692	$95,206
Weighted average outstanding common shares	838,564	891,642
Shares issuable from assumed exercise of options	13,116	17,644
Dilutive impact of restricted stock and resticted stock units	1,711	1,016
Dilutive impact of assumed conversion of Senior Notes using the treasury stock method(1)	603	—

Total shares for purposes of calculating diluted earnings per share	853,994	910,302

Earnings per share — diluted	$0.22	$0.10

(1)	See Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008 for an explanation of the impact of the Senior Notes on Earnings per share - diluted.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended
	July 4,	June 29,
	2008	2007
	(In thousands)

Stock options	54,930	61,055
Restricted stock units	2	19

	54,932	61,074

For the three months ended July 4, 2008 and June 29, 2007, the effect of the warrants issued and options purchased in connection with the convertible senior notes were excluded for the reasons discussed in Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Note 12.	Stock-based Compensation

We currently have in effect certain stock purchase plans, stock award plans, and equity incentive plans, as described in detail in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Stock-based compensation is included in the same expense line items as salaries and wages in the Condensed Consolidated Statements of Income. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three months ended July 4, 2008 and June 29, 2007.

	Three Months Ended
	July 4,	June 29,
	2008	2007
	(In thousands, except earnings per
	share data)

Cost of revenues — Content, subscriptions, and maintenance	$2,844	$3,411
Cost of revenues — Licenses	792	985
Sales and marketing	19,360	14,463
Research and development	13,127	14,166
General and administrative	8,724	7,718

Total stock-based compensation	44,847	40,743
Tax benefit associated with stock-based compensation expense	12,075	9,228

Net effect of stock-based compensation expense on net income	$32,772	$31,515

Net effect of stock-based compensation expense on earnings per share — basic	$0.04	$0.04

Net effect of stock-based compensation expense on earnings per share — diluted	$0.04	$0.03

As of July 4, 2008, total unrecognized compensation cost adjusted for estimated forfeitures, related to unvested stock options, RSUs, and Restricted Stock Agreements (“RSAs”), was $134 million, $155 million, and $1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.5 years for stock options, 2.6 years for RSUs, and 0.5 years for RSAs.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value per option granted during the three months ended July 4, 2008 and June 29, 2007, including assumed options, was $5.23 and $6.23, respectively. The total intrinsic value of options exercised during the three months ended July 4, 2008 and June 29, 2007, including assumed options, was $52 million and $61 million, respectively.

The weighted-average fair value per RSU granted during the three months ended July 4, 2008 and June 29, 2007, including assumed RSUs, was $19.94 and $19.45, respectively. The fair value of RSUs granted for the three months ended July 4, 2008 and June 29, 2007 was $171 million and $68 million, respectively. The total fair value of RSUs that vested during the three months ended July 4, 2008 and June 29, 2007, including assumed RSUs, was $49 million and $12 million, respectively.

Note 13.	Restructuring

Our restructuring costs consist of severance, benefits, facility and other charges. Severance and benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities and other costs generally include rent expense less expected sublease income, lease termination costs, asset abandonment costs and the effects of foreign currency exchange. Restructuring expenses generally do not impact a particular reporting segment and are included in the “Other” reporting segment.

2008 Restructuring Plan

In fiscal 2008, management approved and initiated a restructuring plan to reduce costs, implement management structure changes, optimize the business structure and discontinue certain products. Projects within the plan began in the third quarter of fiscal 2008. Severance payments related to the plan are expected to be completed by the fourth quarter of fiscal 2009 and excess facility obligations are to be paid through the first quarter of fiscal 2012. Charges during the three months ended July 4, 2008 were $10 million related to severance and benefit costs and $5 million related to facility and other costs. Total remaining costs of the restructuring plan, consisting of both severance and benefits and excess facilities costs, are estimated to range between approximately $65 million and $95 million.

2007 Restructuring Plans

In fiscal 2007, management entered into restructuring plans to consolidate facilities and reduce operating costs. As part of the plan, we consolidated certain facilities and exited facilities related to earlier acquisitions. Excess facilities obligations are expected to be paid through the second quarter of fiscal 2010. Future costs for exited facilities associated with these events are not expected to be significant.

Prior and Acquisition-Related Restructuring Plans

2006 Restructuring Plans

In fiscal 2006, management entered into restructuring plans to reduce operating costs and consolidate facilities. Restructuring liabilities related to these events as of July 4, 2008 are $3 million primarily related to excess facilities and are expected to be paid through the fourth quarter of fiscal 2018.

Acquisition-Related Restructuring Plans

Restructuring liabilities related to acquisitions as of July 4, 2008 were $6 million, consisting primarily of excess facilities obligations. Of the $6 million restructuring liability, $3 million relates to the Vontu acquisition and $3 million relates to the Veritas acquisition. These amounts are expected to be paid through the first quarter of fiscal 2013 and 2014, respectively. Charges during the three months ended July 4, 2008 were not significant and primarily represent adjustments to previously recorded costs. Further severance and benefit charges are not expected to be recognized in future periods.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restructuring Liabilities
		Charges,			Cumulative
	As of March 28,	Net of	Cash	As of July 4,	Incurred
	2008	Adjustments(1)	Payments	2008	to Date
	(In thousands)

2008 Restructuring Plan:
Severance	$16,337	$9,960	$(16,804)	$9,493	$51,585
Facilities & Other	1,031	2,497	(425)	3,103	3,780
Asset impairments		1,769			1,769
Other		1,256			1,256
2007 Restructuring Plans:
Severance	20	1,145	(929)	236	86,317
Facilities & Other	2,585	(241)	(1,336)	1,008	9,732
Prior & Acquisition Restructuring Plans:
Severance	—	—	—	—	32,536
Facilities & Other	10,647	619	(2,440)	8,826	21,730
Purchase price adjustments	—	—	—	—	3,786

Total	$30,620	$17,005	$(21,934)	$22,666

Balance Sheet:
Other current liabilities	$24,062			$17,048
Other long-term liabilities	6,558			5,618

	$30,620			$22,666

(1)	Total net adjustments during the three months ended July 4, 2008 were not significant and related to accrued sublease income and the effects of foreign currency.

Note 14.	Income Taxes

The effective tax rate was approximately 33% and 37% for the three months ended July 4, 2008 and June 29, 2007, respectively. The effective tax rates for both periods are impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income taxes and non-deductible stock-based compensation. Additionally, we recorded a $5 million tax benefit related to a favorable Irish settlement for the three months ended July 4, 2008.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2003 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California and Japan. As of July 4, 2008, we are under examination by the IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Tax Court protesting the IRS claim for such additional taxes. The IRS answered our petition on August 30, 2006, at which point the dispute was docketed for trial. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS also agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest.

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

In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of the tax years 2000-2001 transfer pricing dispute which in turn is being addressed in the U.S. Tax Court. To the extent that we owe taxes as a result of the transfer pricing dispute, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be $13 million or less, for which an accrual has already been made. As previously disclosed in Form 10-K for the fiscal year ended March 28, 2008, we made a payment of $130 million to the IRS for this matter in May 2006. We now intend to apply the excess payment as a deposit on the outstanding transfer pricing matter for the tax years 2000-2001.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

Note 15.	Litigation

See Note 14 for a discussion of our tax litigation with the IRS relating to the 2000 and 2001 tax year of Veritas.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint (“CAC”), was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. In April 2008, the parties filed a stipulation of settlement, which if approved by the Court will resolve the matter. On July 31, 2008, the Court held a final approval hearing and, on August 5, 2008, the Court entered an order approving the settlement. As of March 28, 2008, we have recorded an accrual in the amount of $21.5 million for this matter and, pursuant to the terms of the settlement, we established a settlement fund of $21.5 million on May 1, 2008.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 16.	Segment Information

During the first quarter of fiscal 2009, we changed our reporting segments to better align our operating structure. Altiris services that were formerly included in the Security and Compliance segment were moved to the Services segment. This move is as a result of operational changes in our Services segment and the continued integration of our Altiris business. We revised the segment information for the prior year to conform to the new presentation. As of July 4, 2008, our five operating segments are:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for compliance and security management, endpoint security, messaging management, and data protection management software solutions that allow our customers to secure, provision, backup, and remotely access their laptops, PCs, mobile devices, and servers.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing enterprise and large enterprise customers with storage and server management, and data protection solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. In addition, our services including managed security services, consulting, education, and threat and early warning systems, help customers optimize and maximize the value of their Symantec technology investments.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets and charges, such as acquired in-process research and development, stock-based compensation, restructuring and certain indirect costs that are not charged to the other operating segments.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our reportable segments are the same as our operating segments. The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. Except for goodwill, as disclosed in Note 7, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

Segment information

The following table presents a summary of our operating segments:

			Storage and
	Consumer	Security and	Server			Total
	Products	Compliance	Management	Services	Other	Company
	(In thousands)

Three months ended July 4, 2008:
Net revenues	$472,331	$445,647	$615,156	$116,713	$475	$1,650,322
Percentage of total net revenues	29%	27%	37%	7%	0%	100%
Operating income (loss)	275,505	81,160	306,340	(3,459)	(380,610)	278,936
Percentage of segment revenue	58%	18%	50%	(3)%	*
Depreciation and amortization expense	1,607	6,635	13,578	2,904	175,332	200,056
Three months ended June 29, 2007:
Net revenues	$423,750	$387,669	$505,580	$83,098	$241	$1,400,338
Percentage of total net revenues	30%	28%	36%	6%	0%	100%
Operating income (loss)	233,787	60,102	222,616	(18,616)	(363,693)	134,196
Percentage of segment revenue	55%	16%	44%	(22)%	*
Depreciation and amortization expense	1,608	6,848	15,368	2,646	186,975	213,445
Period over period comparison:
Period over period operating income change	$41,718	$21,058	$83,724	$15,157	$(16,917)
Period over period operating income percentage change	18%	35%	38%	81%	(5)%
Period over period operating margin percentage change	3%	2%	6%	19%	*

*	Percentage not meaningful

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended March 28, 2008. We encourage you to read that section carefully.

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

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three month ended periods in this report relate to fiscal periods ended July 4, 2008 and June 29, 2007. The July 4, 2008 fiscal quarter consisted of 14 weeks, whereas the June 29, 2007 fiscal quarter consisted of 13 weeks. The extra week in the July 4, 2008 period positively impacted our revenue and earnings for the period, which was partially offset by its negative impact on our cost of revenues and operating expenses.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer Products, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal 2009, we changed our reporting segments to better align our operating structure. Altiris services that were formerly included in the Security and Compliance segment were moved to the Services segment. This move is as a result of operational changes in our Services segment and the continued integration of our Altiris business. We revised the segment information for the prior year to conform to the new presentation. For further descriptions of our operating segments, see Note 16 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Our net income was $187 million for the three months ended July 4, 2008 as compared to our net income of $95 million for the three months ended June 29, 2007. The higher net income for the first quarter of fiscal 2009 as compared to the comparable period last year was primarily due to higher revenues of $1,650 million compared to $1,400 million.

Revenue for the three months ended July 4, 2008 was 18% higher than revenue for the three months ended June 29, 2007. During the three months ended July 4, 2008, we delivered revenue growth across all of our geographic regions as compared to the same period last year and experienced revenue growth in all of our segments. In addition to the foreign currency effects described below, we believe our increased revenue was largely driven by continued demand for our products as a result of the proliferation of structured and unstructured data, the need to simplify and standardize data center infrastructures, the convergence of endpoint security and management, and increased adoption of our Consumer Products suites. Our revenue growth is also attributable to increased awareness of Internet-related security threats around the world and demand for storage solutions.

Weakness in the U.S. dollar compared to foreign currencies positively impacted our international revenue growth by approximately $102 million during the three months ended July 4, 2008 as compared to the same period last year. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Critical Accounting Estimates

During the first quarter of fiscal 2009 we adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 , Fair Value Measurements. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further details.

In addition, the section entitled “Income Taxes” in our Critical Accounting Estimates section of our Form 10-K for fiscal year 2008 is hereby updated as follows:

In July 2008, we reached an agreement with the Internal Revenue Service (“IRS”) concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of the tax years 2000-2001 transfer pricing dispute which in turn is being addressed in the U.S. Tax Court. To the extent that we owe taxes as a result of the transfer pricing dispute, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be $13 million or less, for which an accrual has already been made. As previously disclosed in Form 10-K for the fiscal year ended March 28, 2008, we made a payment of $130 million to the IRS for this matter in May 2006. We now intend to apply the excess payment as a deposit on the outstanding transfer pricing matter for the tax years 2000-2001.

Other than these changes, there have been no changes in our critical accounting estimates during the three months ended July 4, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Net revenues	$1,650,322	$1,400,338
Period over period change	$249,984
	18%

Net revenues increased for the three months ended July 4, 2008 as compared to the same period last year primarily due to $147 million in increased sales related to our Storage Foundation, Net Backup, and core Consumer products. The increase in these product lines is driven by continued demand for products related to the standardization and simplification of data center infrastructures, the proliferation of structured and unstructured data, the convergence of endpoint security and management and increased adoption of our Consumer Products suites. We realized revenue of approximately $75 million as a result of the three months ended July 4, 2008 being comprised of 14 weeks as compared to 13 weeks for the same period last year. Also, as discussed above, under “Financial Results and Trends” revenues were favorably impacted by the weakness of the U.S. dollar compared to foreign currencies.

The revenue increases for the three months ended July 4, 2008 discussed above are further described in the segment discussions that follow.

Content, subscriptions, and maintenance revenues

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Content, subscriptions, and maintenance revenues	$1,290,992	$1,086,518
Percentage of total net revenues	78%	78%
Period over period change	$204,474
	19%

Content, subscriptions, and maintenance revenues increased for the three months ended July 4, 2008 as compared to the same period last year primarily due to an increase of $162 million in revenue related to enterprise products and services. This increase in enterprise product and services revenue is largely attributable to demand for our Storage Foundation, Net Backup, Backup Exec, and Endpoint Protection products as a result of increased demand for security and storage solutions. This increased demand was driven by the proliferation of structured and unstructured data, the convergence of endpoint security and management, and increasing sales of services in conjunction with our license sales as a result of our focus on offering our customers a more comprehensive IT solution. To a lesser extent, content, subscriptions, and maintenance revenues benefited from an additional week of deferred revenue amortization as a result of the July 4, 2008 quarter being comprised of 14 weeks compared to 13 weeks for the same period last year.

Licenses revenues

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Licenses revenues	$359,330	$313,820
Percentage of total net revenues	22%	22%
Period over period change	$45,510
	15%

Licenses revenues increased for the three months ended July 4, 2008 as compared to the same period last year primarily due to increases in revenue from our Storage Foundation, Net Backup, Altiris and Data Loss Prevention products as a result of increased demand for security and storage solutions. This increased demand was driven by the proliferation of structured and unstructured data, the convergence of endpoint security and management, and the successful integration of the products we acquired from acquisitions into our sales portfolio.

Net revenue and operating income by segment

Consumer Products segment

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Consumer Products revenues	$472,331	$423,750
Percentage of total net revenues	29%	30%
Period over period change	$48,581
	11%
Consumer Products operating income	$275,505	$233,787
Percentage of Consumer Products revenues	58%	55%
Period over period change	$41,718
	18%

Consumer Products revenues increased for the three months ended July 4, 2008 as compared to the same period last year primarily due to an increase of $99 million in revenue from our new Consumer Products suite and to a lesser extent by a favorable impact of foreign currencies in relation to the U.S. dollar. This revenue increase is due to the increase in demand for Norton 360 during fiscal 2008, as the revenue from our consumer products is generally recognized ratably over the 12 months after the product is sold. This increase is partially offset by aggregate decreases of $51 million in revenue from our Norton Internet Security and Norton AntiVirus products. This decrease results from our customers’ continued migration to our Norton 360 product, which offers broader protection and backup features to address the rapidly changing threat environment. Our electronic orders include sales derived from OEMs, subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of the aforementioned products) grew by $64 million for the three months ended July 4, 2008 as compared to the same period last year. Electronic orders constituted 78% of Consumer Product revenues for the three months ended July 4, 2008 as compared to 72% for the same period last year.

Operating income for the Consumer Product segment increased, as revenue growth exceeded the growth in total expenses for the segment primarily due to our cost containment measures. Total expenses from our Consumer Products segment increased for the three months ended July 4, 2008 as compared to the same period last year because of higher overall sales expenses.

Security and Compliance segment

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Security and Compliance revenues	$445,647	$387,669
Percentage of total net revenues	27%	28%
Period over period change	$57,978
	15%
Security and Compliance operating income	$81,160	$60,102
Percentage of Security and Compliance revenues	18%	16%
Period over period change	$21,058
	35%

Security and Compliance revenues increased for the three months ended July 4, 2008 as compared to the same period last year primarily due to an aggregate increase of $50 million in revenue as a result of increased demand driven by the convergence of endpoint security and management, and the successful integration of acquired products into our product portfolio.

Operating income for the Security and Compliance segment increased, as revenue growth exceeded the growth in total expenses for the segment. Total expenses from our Security and Compliance segment increased for the three months ended July 4, 2008 as compared to the same period last year by $37 million. This was primarily due to higher overall sales expenses in addition to the inclusion of the Vontu acquisition in this segment.

Storage and Server Management segment

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Storage and Server Management revenues	$615,156	$505,580
Percentage of total net revenues	37%	36%
Period over period change	$109,576
	22%
Storage and Server Management operating income	$306,340	$222,616
Percentage of Storage and Server Management revenues	50%	44%
Period over period change	$83,724
	38%

Storage and Server Management revenues increased for the three months ended July 4, 2008 as compared to the same period last year primarily due to an aggregate increase of $126 million in revenue driven by increased demand for products related to the standardization and simplification of data center infrastructures and due to the proliferation of structured and unstructured data.

Operating income for the Storage and Server Management segment increased, as revenue growth exceeded the growth in total expenses for the segment. Total expenses in our Storage and Server Management segment increased for the three months ended July 4, 2008 as compared to the same period last year by $26 million. These increases were primarily due to higher overall sales expenses.

Services segment

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Services revenues	$116,713	$83,098
Percentage of total net revenues	7%	6%
Period over period change	$33,615
	40%
Services operating loss	$(3,459)	$(18,616)
Percentage of Services revenues	(3)%	(22)%
Period over period change	$15,157
	81%

Services revenues increased for the three months ended July 4, 2008 as compared to the same period last year primarily due to an increase in consulting services of $22 million as a result of increased demand for more comprehensive software implementation assistance. Customers are increasingly purchasing our service offerings in conjunction with the purchase of our products and augmenting the capabilities of their own IT staff with our onsite consultants. To a lesser extent Services revenue increased due to increased demand for our Business Critical Services.

Operating losses for the Services segment decreased, as revenue growth exceeded the growth in total expenses for the segment. The Services operating margin improvement was the result of financial and operational efficiencies aimed at driving profitability. Total expenses from our Services segment increased for the three months ended

July 4, 2008 as compared to the same period last year by $18 million. This increase is primarily due to higher wages and outside services costs of $15 million required to support the segment’s revenue growth.

Other segment

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Other revenues	$475	$241
Percentage of total net revenues	0%	0%
Period over period change	$234
	97%
Other operating loss	$(380,610)	$(363,693)
Period over period change	$(16,917)
	(5)%

Revenue from our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges, such as acquired in-process research and development, stock-based compensation, and restructuring; and certain indirect costs that are not charged to the other operating segments.

Net revenues by geographic region

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Americas (U.S., Canada and Latin America)	$861,454	$751,448
Percentage of total net revenues	52%	53%
Period over period change	$110,006
	15%
EMEA (Europe, Middle East, Africa)	$557,839	$457,804
Percentage of total net revenues	34%	33%
Period over period change	$100,035
	22%
Asia Pacific/Japan	$231,029	$191,086
Percentage of total net revenues	14%	14%
Period over period change	$39,943
	21%
Total net revenues	$1,650,322	$1,400,338

EMEA and Asia Pacific/Japan revenues increased in the three months ended July 4, 2008 as compared to the three months ended June 29, 2007 primarily due to increased revenues related to our Storage and Server Management and Security and Compliance products of $101 million, as a result of increased demand for products related to the standardization and simplification of data center infrastructures, the proliferation of structured and unstructured data, and the convergence of endpoint security and management. This increased demand was driven by the successful integration of acquired products into our product portfolio. Revenues in EMEA and Asia Pacific/Japan also increased by $21 million in the three months ended July 4, 2008 as compared to the three months ended June 29, 2007 from sales of our Consumer Products, driven by demand for our Consumer Products suites. Americas revenues increased in the three months ended July 4, 2008 as compared to the three months ended June 29, 2007 primarily due to increased revenues related to our Storage and Server Management, Security and Compliance, and our Consumer Products segments of $95 million, as a result of increased demand as discussed above.

Foreign currencies had a favorable impact on net revenues for the three months ended July 4, 2008 as compared to the same period last year. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Cost of revenues	$311,982	$310,264
Gross margin	81%	78%
Period over period change	$1,718
	1%

Cost of revenues consists primarily of the amortization of acquired product rights, fee-based technical support costs, the costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased by three percentage points for the three months ended July 4, 2008 as compared to the same period last year primarily due to higher revenues and to a lesser extent lower OEM royalty payments, which were offset in part by a year over year increase in consulting services and technical support costs.

Cost of content, subscriptions, and maintenance

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Cost of content, subscriptions, and maintenance	$218,574	$209,666
As a percentage of related revenue	17%	19%
Period over period change	$8,908
	4%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscriptions, and maintenance decreased as a percentage of the related revenue for the three months ended July 4, 2008 as compared to the same period last year. The quarter over quarter increase in margin is primarily driven by higher revenues and lower OEM royalties as a percentage of revenue more than offsetting increases in technical support and services expenses.

Cost of licenses

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Cost of licenses	$8,447	$11,238
As a percentage of related revenue	2%	4%
Period over period change	$(2,791)
	(25)%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses decreased as a percentage of the related revenue for the three months ended July 4, 2008 as compared to the same period last year, primarily due to lower manufacturing and distribution costs.

Amortization of acquired product rights

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Amortization of acquired product rights	$84,961	$89,360
Percentage of total net revenues	5%	6%
Period over period change	$(4,399)
	(5)%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The amortization for the three months ended July 4, 2008 and June 29, 2007 is primarily associated with the Veritas acquisition, for which amortization began in July 2005. Amortization for the three months ended July 4, 2008 was lower than the amortization in the same period last year primarily due to the Application Performance Management (“APM”) business divestiture, which was offset in part by amortization associated with the Vontu acquisition. For further discussion of acquired product rights and related amortization, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

Operating Expenses

Operating Expenses Overview

As discussed above, under “Our Business” our operating expenses were adversely impacted by the 14th week in the three months ended July 4, 2008 compared to the three months ended June 29, 2007. In addition, the operating expenses that we incurred internationally were adversely impacted by the weakness of the U.S. dollar compared to foreign currencies. Our ongoing cost and expense discipline positively contributed to our increased operating margins for the three months ended July 4, 2008 compared to the three months ended June 29, 2007.

Sales and marketing expenses

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Sales and marketing	$662,819	$568,530
Percentage of total net revenues	40%	41%
Period over period change	$94,289
	17%

As a percent of net revenues, sales and marketing expenses decreased to 40% from 41% for the three months ended July 4, 2008 and June 29, 2007, respectively, after taking into account the items discussed above under “Operating Expenses Overview.”

Research and development expenses

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Research and development	$231,435	$225,578
Percentage of total net revenues	14%	16%
Period over period change	$5,857
	3%

As a percent of net revenues, research and development expenses decreased to 14% from 16% for the three months ended July 4, 2008 and June 29, 2007, respectively, after taking into account the items discussed above under “Operating Expenses Overview.”

General and administrative expenses

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

General and administrative	$92,766	$85,845
Percentage of total net revenues	6%	6%
Period over period change	$6,921
	8%

As a percent of net revenues, general and administrative expenses remained relatively constant for the three months ended July 4, 2008 and June 29, 2007, respectively, after taking into account the items discussed above under “Operating Expenses Overview.”

Amortization of other purchased intangible assets

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Amortization of other purchased intangible assets	$55,379	$56,925
Percentage of total net revenues	3%	4%
Period over period change	$(1,546)
	(3)%

Other purchased intangible assets are comprised of customer bases and tradenames. Amortization for the three months ended July 4, 2008 compared to the three months ended June 29, 2007 remained relatively stable.

Restructuring

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Severance	$11,105	$17,967
Facilities & Other	5,900	1,033

Restructuring	$17,005	$19,000

Percentage of total net revenues	1%	1%
Period over period change	$(1,995)
	(11)%

In fiscal 2008, we approved and initiated a restructuring plan (“2008 Plan”) to reduce costs, implement management structure changes and optimize the business structure and discontinue certain products. Projects within the plan began in the third quarter of fiscal 2008. Severance payments related to the plan are expected to be completed by the fourth quarter of fiscal 2009 and excess facility obligations are to be paid through the first quarter of fiscal 2012. Charges during the three months ended July 4, 2008 are primarily related to severance and benefit costs of the 2008 Plan.

In fiscal 2007, we entered into restructuring plans (“2007 Plans”) to consolidate facilities and reduce operating costs. We also consolidated certain facilities and exited facilities as a result of earlier acquisitions. Charges during the three months ended June 29, 2007 are primarily related to severance and benefit costs associated with the 2007 Plan.

For further discussion on restructuring, please see Note 13 of the Notes to Condensed Consolidated Financial Statements.

Non-operating Income and Expense

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Interest income	$17,988	$20,821
Interest expense	(9,569)	(6,291)
Other income (expense), net	(61)	1,266

Total	$8,358	$15,796

Percentage of total net revenues	1%	1%
Period over period change	$(7,438)
	(47)%

The decrease in interest income during the three months ended July 4, 2008 as compared to the same period last year is primarily due to a lower average yield on our invested cash and short term investment balances.

Interest expense for the three months ended July 4, 2008 includes interest associated with our $200 million borrowing on our senior unsecured revolving credit facility, which was not outstanding during the three months ended June 29, 2007. We repaid this borrowing on July 3, 2008.

Provision for Income Taxes

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Provision for income taxes	$94,421	$54,786
Effective income tax rate	32.8%	36.5%
Period over period change	$39,635
	72%

The effective tax rate was approximately 33% and 37% for the three months ended July 4, 2008 and June 29, 2007, respectively. The effective tax rates for both periods are impacted by the benefits of lower-taxed foreign earnings and domestic manufacturing tax incentives, offset by state income tax expenses and non-deductible stock-based compensation expense. Additionally, we recorded a $5 million tax benefit related to a favorable Irish settlement for the three months ended July 4, 2008. The increase in the tax expense related to the three months ended July 4, 2008 relates to higher pre-tax earnings.

Loss from unconsolidated entity

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Loss from unconsolidated entity	$6,181	$—

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers.

As described further in Note 6 of the Notes to Condensed Consolidated Financial Statements in this quarterly report, we account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. For the three months ended July 4, 2008, we recorded a loss of approximately $6 million related to our share of the joint venture’s net loss incurred by the joint venture for the period from February 5, 2008 (its date of inception) to March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility and issuances of convertible notes and equity securities for our liquidity needs. Key sources of cash are provided by operations, existing cash, cash equivalents, short-term investments, and our revolving credit facility.

In the second quarter of fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings before interest, taxes, depreciation, and amortization as well as various other non-financial covenants. As of July 4, 2008, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

As of July 4, 2008, we had cash and cash equivalents of $2.0 billion and short-term investments of $241 million resulting in a net liquidity position defined as unused availability of the credit facility, cash and cash equivalents and short-term investments of approximately $3.3 billion.

We believe that our existing cash balances, the cash that we generate from operations and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt and payments of taxes. In addition, we regularly evaluate our ability to repurchase stock, pay long-term debts and acquire other businesses.

Line of Credit.  During the first quarter of fiscal 2009, we repaid the entire $200 million principal amount plus $3 million of accrued interest related to our senior unsecured revolving credit facility.

Acquisition-Related.  We generally use cash to fund the acquisition of other businesses and, from time to time, use our revolving credit facility when necessary. During the first quarter of fiscal 2009, we acquired AppStream and paid $49 million. During the same period, we acquired SwapDrive and paid $117 million, net of cash acquired.

During the first quarter of fiscal 2008, we acquired the outstanding common stock of Altiris, Inc. and paid $841 million, net of cash acquired, which reflects $165 million of cash acquired and $17 million of cash paid for transaction costs.

Stock Repurchases.  During the first quarter of fiscal 2009, we repurchased 9.7 million shares, or $200 million, of our Company’s common stock. As of July 4, 2008, we have $800 million remaining authorized for future repurchases from the June 14, 2007 stock repurchase plan.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	July 4,	June 29,
	2008	2007
	($ in thousands)

Net cash provided by (used in)
Operating activities	$413,576	$351,309
Investing activities	75,351	(1,111,273)
Financing activities	(332,588)	(437,060)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,321)	12,039

Net change in cash and cash equivalents	$155,018	$(1,184,985)

Operating Activities

Net cash provided by operating activities during the three months ended July 4, 2008 resulted largely from net income of $187 million, plus non-cash depreciation and amortization charges of $200 million, non-cash stock-based compensation expense of $45 million, increased collection of our trade accounts receivable of $119 million and net receipt of litigation settlements of $58.5 million. These amounts were partially offset by a decrease in accrued compensation and benefits of $91 million, deferred revenue of $70 million, and income taxes payable of $31 million.

Net cash provided by operating activities during the three months ended June 29, 2007 resulted largely from net income of $95 million, plus non-cash depreciation and amortization charges of $213 million, non-cash stock-based compensation expense of $41 million, and a decrease in trade accounts receivable of $141 million. This was substantially offset by decreases in deferred revenue, of $110 million, reflecting amortization of deferred revenue into revenue during the quarter.

Investing Activities

Cash provided by investing activities was $75 million for the first quarter of fiscal 2009 compared to cash used of $1.1 billion during the same period last year. For the three months ended July 4, 2008, we received net proceeds from the sale of short-term investments of $299 million, partially offset by payments totaling $166 million for the acquisitions of AppStream and SwapDrive and $58 million paid for capital expenditures. For the three months ended June 29, 2007, we paid $841 million to acquire Altiris, recorded $197 million in net purchases of short-term investments and utilized $75 million for capital expenditures.

Financing Activities

Cash used in financing was $333 million for the first quarter of fiscal 2009 compared to $437 million for the same period last year. For the three months ended July 4, 2008, we repurchased 9.7 million shares of our common stock for $200 million and paid off the $200 million borrowed under the senior unsecured revolving credit facility. These amounts were partially offset by the net proceeds of $75 million received from the issuance of our common stock through employee stock plans. For the three months ended June 29, 2007, we repurchased 25 million shares of our common stock for an aggregate amount of $500 million, which was partially offset by net proceeds of $62 million from the issuance of our common stock through employee stock plans.

Contractual Obligations

There have been no significant changes in our contractual obligations during the three months ended July 4, 2008 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended July 4, 2008 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 4, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this Item may be found in Note 15 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Part II, Item 1 by reference.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. There have been no material changes in our risks from such description.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended July 4, 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchase	Value of Shares That
			as Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
				(In millions)

March 29, 2008 to April 25, 2008	—	$—	—	$1,000
April 26, 2008 to May 23, 2008	7,382,266	$20.32	7,382,266	$850
May 24, 2008 to July 4, 2008	2,347,590	$21.30	2,347,590	$800

Total	9,729,856	$20.55	9,729,856

For information with regard to our stock repurchase programs, including programs completed during the period covered by this report, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 5.	Other Information

As previously disclosed in Note 14 to our Annual Report on Form 10-K for the fiscal year ended March 28, 2008, the rights under our existing stockholder rights plan will expire on August 12, 2008. Symantec does not, at this time, have an intention to adopt a new stockholder rights plan.

Item 6.	Exhibits

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

10.01	*	Form of FY09 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments					X
10.02	*	Form of FY09 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments					X
10.03	*	FY09 Long Term Incentive Plan					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: August 8, 2008

EXHIBIT INDEX

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

10.01	*	Form of FY09 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments					X
10.02	*	Form of FY09 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments					X
10.03	*	FY09 Long Term Incentive Plan					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.