Form 10-Q
period 2008-10-03
SYMANTEC CORP
filed 2008-11-07
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2008
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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 31, 2008: 836,013,435 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended October 3, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3,	March 28,
	2008	2008
	(Unaudited)	*
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$2,262,157	$1,890,225
Short-term investments	42,485	536,728
Trade accounts receivable, net	645,179	758,200
Inventories	26,590	34,138
Deferred income taxes	196,273	193,775
Other current assets	258,495	316,852

Total current assets	3,431,179	3,729,918
Property and equipment, net	942,754	1,001,750
Acquired product rights, net	526,143	648,950
Other intangible assets, net	1,141,443	1,243,524
Goodwill	11,323,506	11,207,357
Investment in joint venture	133,073	150,000
Other long-term assets	65,120	55,291
Long-term deferred income taxes	58,781	55,304

Total assets	$17,621,999	$18,092,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$210,027	$169,631
Accrued compensation and benefits	344,051	431,345
Current deferred revenue	2,337,237	2,661,515
Income taxes payable	50,196	72,263
Short-term borrowing	—	200,000
Other current liabilities	228,906	264,832

Total current liabilities	3,170,417	3,799,586
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	375,989	415,054
Long-term deferred tax liabilities	194,728	219,341
Long-term income taxes payable	491,612	478,743
Other long-term liabilities	95,961	106,187

Total liabilities	6,428,707	7,118,911
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	8,357	8,393
Additional paid-in capital	9,121,142	9,139,084
Accumulated other comprehensive income	182,580	159,792
Retained earnings	1,881,213	1,665,914

Total stockholders’ equity	11,193,292	10,973,183

Total liabilities and stockholders’ equity	$17,621,999	$18,092,094

*	Derived from audited financials

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	October 3,	September 28,	October 3,	September 28,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except earnings per share data)

Net revenues:
Content, subscriptions, and maintenance	$1,180,715	$1,117,165	$2,471,707	$2,203,683
Licenses	337,295	301,924	696,625	615,744

Total net revenues	1,518,010	1,419,089	3,168,332	2,819,427
Cost of revenues:
Content, subscriptions, and maintenance	212,070	205,572	430,644	415,238
Licenses	10,398	9,892	18,845	21,130
Amortization of acquired product rights	86,602	89,062	171,563	178,422

Total cost of revenues	309,070	304,526	621,052	614,790

Gross profit	1,208,940	1,114,563	2,547,280	2,204,637
Operating expenses:
Sales and marketing	596,983	595,162	1,259,802	1,163,692
Research and development	219,049	221,057	450,484	446,635
General and administrative	84,838	86,405	177,604	172,250
Amortization of other purchased intangible assets	55,651	56,926	111,030	113,851
Restructuring	9,790	9,578	26,795	28,578
Impairment of assets	26,204	86,546	26,204	86,546

Total operating expenses	992,515	1,055,674	2,051,919	2,011,552

Operating income	216,425	58,889	495,361	193,085
Interest income	12,302	19,179	30,290	40,000
Interest expense	(6,712)	(6,617)	(16,281)	(12,908)
Other income (expense), net	(8,782)	1,965	(8,843)	3,231

Income before income taxes and loss from joint venture	213,233	73,416	500,527	223,408
Provision for income taxes	62,414	23,048	156,835	77,834
Loss from joint venture	10,746	—	16,927	—

Net income	$140,073	$50,368	$326,765	$145,574

Earnings per share — basic	$0.17	$0.06	$0.39	$0.16
Earnings per share — diluted	$0.16	$0.06	$0.38	$0.16
Weighted-average shares outstanding — basic	838,489	875,662	838,537	883,652
Weighted-average shares outstanding — diluted	852,334	892,759	853,174	901,683

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 3,	September 28,
	2008	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$326,765	$145,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411,567	417,493
Stock-based compensation expense	89,495	81,734
Impairment of assets	25,870	86,546
Deferred income taxes	(917)	(103,900)
Income tax benefit from the exercise of stock options	17,929	17,268
Excess income tax benefit from the exercise of stock options	(16,007)	(13,529)
Loss from joint venture	16,927	—
Realized and other than temporary impairment loss on investments	2,330	—
Other	11,235	3,076
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	99,884	118,986
Inventories	5,945	10,497
Accounts payable	(986)	7,647
Accrued compensation and benefits	(81,905)	(418)
Deferred revenue	(228,632)	(229,013)
Income taxes payable	(51,477)	131,436
Other assets	72,683	50,404
Other liabilities	(38,839)	(41,523)

Net cash provided by operating activities	661,867	682,278
INVESTING ACTIVITIES:
Purchase of property and equipment	(125,339)	(138,029)
Proceeds from sales of property and equipment	39,547	—
Cash payments for business acquisitions, net of cash and cash equivalents acquired	(186,826)	(852,286)
Purchases of available-for-sale securities	(172,891)	(640,570)
Proceeds from sales of available-for-sale securities	667,693	498,386

Net cash provided by (used in) investing activities	222,184	(1,132,499)
FINANCING ACTIVITIES:
Repurchase of common stock	(399,894)	(899,984)
Net proceeds from sales of common stock under employee stock benefit plans	185,537	130,220
Repayment of short-term borrowing	(200,000)	—
Excess income tax benefit from the exercise of stock options	16,007	13,529
Repayment of other long-term liability	(3,716)	(7,604)
Tax payments related to restricted stock issuance	(14,830)	(3,050)

Net cash used in financing activities	(416,896)	(766,889)
Effect of exchange rate fluctuations on cash and cash equivalents	(95,223)	46,440

Increase (decrease) in cash and cash equivalents	371,932	(1,170,670)
Beginning cash and cash equivalents	1,890,225	2,559,034

Ending cash and cash equivalents	$2,262,157	$1,388,364

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) as of October 3, 2008 and March 28, 2008 and for the three and six months ended October 3, 2008 and September 28, 2007 have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet as of March 28, 2008 has been derived from the audited consolidated financial statements, however it does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. The results of operations for the three and six months ended October 3, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and six months ended in this report relate to fiscal periods ended October 3, 2008 and September 28, 2007. The three months ended October 3, 2008 and September 28, 2007 both consisted of 13 weeks. The six months ended October 3, 2008 consisted of 27 weeks while the six months ended September 28, 2007 consisted of 26 weeks.

Significant accounting policies

Effective July 4, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”). Fair Value Measurements for all of our financial assets and liabilities are recognized or disclosed at fair value on a recurring and nonrecurring basis (FASB Staff Position (“FSP”). FAS No 157-1 eliminates leasing transactions from scope and FSP FAS No. 157-2 defers the effective date for one year for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis). See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Other than this change, there have been no changes in our significant accounting policies during the six months ended October 3, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Recent accounting pronouncements

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides guidance on evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to the company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF Issue No. 07-5 on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion as interest expense of the resultant debt discount over

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of the FSP, we expect the increase in non-cash interest expense recognized on our consolidated financial statements to be significant.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure the gain or loss on the deconsolidated subsidiary using the fair value of a noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, The Effective Date of FASB Statement No. 157, which

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective March 29, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance. We do not expect the adoption of the FSP to have a material impact on our consolidated financial statements. See Note 2 for information and related disclosures regarding our fair value measurements.

Note 2.	Financial Instruments

We measure financial assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 (as impacted by FSP Nos. 157-1, 157-2 and 157-3) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	As of October 3, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash equivalents:
Money market funds	$403,459	$—	$—	$403,459
Bank securities and deposits	—	39,578	—	39,578
Government notes	—	249,964	—	249,964
Commercial paper	—	482,574	—	482,574
Short-term investments:
Asset-backed securities	—	21,985	—	21,985
Corporate notes	—	17,659	—	17,659
Equity investments(1)	2,841	—	—	2,841
Deferred compensation plan assets(2)	—	13,035	—	13,035

	$406,300	$824,795	$—	$1,231,095

(1)	Equity investments relate to our investments in the securities of other public companies. Such investments are included in Short-term investments.

(2)	Deferred compensation plan assets are fund-of-funds and consist primarily of corporate equity securities. Such assets are included in Other current assets.

Certain financial assets and liabilities are not included in the table above because they are measured at fair value on a nonrecurring basis. These assets and liabilities include our non-public equity investments, convertible senior notes and bond hedge (including the derivative call option).

The effective date of FSP FAS No. 157-2 for measuring fair value of nonfinancial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis is the fiscal year starting April 4, 2009 and interim periods within that fiscal year. This deferral applies to us for such items as nonfinancial assets and liabilities initially measured at fair value in a business combination but not measured at fair value in subsequent periods, nonfinancial long-lived and intangible asset groups measured at fair value for an impairment assessment, reporting units measured at fair value in the first step of a goodwill impairment test, and nonfinancial restructuring liabilities.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Information

	As of
	October 3,	March 28,
	2008	2008
	(In thousands)

Property and equipment, net:
Computer hardware and software	$979,678	$925,156
Office furniture and equipment	216,210	292,306
Buildings	417,159	492,857
Leasehold improvements	303,749	276,116

	1,916,796	1,986,435
Less: accumulated depreciation and amortization	(1,052,434)	(1,079,468)

	864,362	906,967
Land	78,392	94,783

Property and equipment, net	$942,754	$1,001,750

Note 4.	Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	October 3,	September 28,	October 3,	September 28,
	2008	2007	2008	2007
	(In thousands)

Net income	$140,073	$50,368	$326,765	$145,574
Other comprehensive income:
Reclassification adjustment relating to the legal liquidation of foreign entities	(188)	—	(4,824)	—
Change in cumulative translation adjustment, net of tax	25,144	4,207	28,339	12,301
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(1,013)	1,882	(727)	580

Total other comprehensive income	23,943	6,089	22,788	12,881

Comprehensive income	$164,016	$56,457	$349,553	$158,455

The reclassification adjustment relates to the realization of a foreign exchange translation adjustment relating to the legal liquidation of foreign entities.

Accumulated other comprehensive income as of October 3, 2008 and March 28, 2008 primarily consisted of foreign currency translation adjustments, net of taxes.

Note 5.	Acquisitions

nSuite Purchase

On August 8, 2008, we completed the acquisition of nSuite Technologies, Inc. (“nSuite”), a Massachusetts-based provider of connection broker technology. The acquisition complements our endpoint virtualization portfolio and strategy. The connection broker technology of nSuite is utilized in an endpoint virtualization platform to validate users, perform basic security functions, connect users with the correct applications and manage the transfer

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of virtual resources within the data center. In exchange for all voting equity interests, we purchased nSuite for $20 million, which included acquisition related costs. Cash was used to fund the transaction, and no equity interests were issued. Of the aggregate purchase price, $5 million was allocated to identified intangible assets, primarily developed technology, and the remaining $15 million resulted in goodwill. Goodwill, all of which was deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of nSuite’s product offerings with our product offerings. The results of operations for nSuite, since the date of acquisition, are included as part of the Security and Compliance segment. Supplemental proforma information for nSuite is not material and was therefore not included.

AppStream Purchase

On April 18, 2008, we completed the acquisition of AppStream, Inc. (“AppStream”), a Palo Alto, California-based provider of endpoint virtualization software. AppStream was acquired to complement our endpoint management and virtualization portfolio and strategy. AppStream’s application streaming technology provides an on-demand delivery mechanism that leverages application virtualization to enable greater flexibility and control. In exchange for all voting equity interests, we purchased AppStream for $53 million, which included acquisition related costs. Cash was used to fund the transaction, and no equity interests were issued. Of the aggregate purchase price, $15 million was allocated to tangible assets, $11 million to identified intangible assets, primarily developed technology, and the remaining $27 million resulted in goodwill. Goodwill, none of which was deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of AppStream’s product offerings with our product offerings. The results of operations for AppStream, since the date of acquisition, are included as part of the Security and Compliance segment. Supplemental proforma information for AppStream is not material and is therefore not included.

SwapDrive Purchase

On June 6, 2008, we completed the acquisition of SwapDrive, Inc. (“SwapDrive”), a Washington D.C.-based provider of online storage products. SwapDrive was acquired to strengthen and expand the Norton consumer portfolio by leveraging online backup and storage platform technologies. In exchange for all voting equity interests, we purchased SwapDrive for $124 million, which included acquisition related costs. Cash was used to fund the transaction, and no equity interests were issued. Of the aggregate purchase price, $6 million was allocated to tangible assets and $40 million was allocated to identified intangible assets, primarily developed technology and customer relationships, and the remaining $78 million resulted in goodwill. Goodwill resulted primarily from our expectation of synergies from the integration of SwapDrive’s product offerings with our product offerings. Goodwill is expected to be deductible in the State of California for tax purposes. The results of operations for SwapDrive, since the date of acquisition, are included as part of the Consumer Products segment. Supplemental proforma information for SwapDrive was not material and is therefore not included.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. In determining our share of the joint venture’s net income or loss, we adjust the joint venture’s reported results to recognize the amortization expense associated with the basis difference. For the six months ended October 3, 2008, we recorded a loss of approximately $17 million related to our share of the joint venture’s net loss, including the amortization of the basis difference described above, for the joint venture’s period ended June 30, 2008. This loss is included in the accompanying Condensed Consolidated Statements of Income under the caption “Loss from joint venture.” The carrying value of our investment in the joint venture as of October 3, 2008 was approximately $133 million.

Summarized unaudited statement of operations information for the joint venture and the calculation of our share of the joint venture’s loss are as follows:

		For the Period from
	Three Months Ended	February 5, 2008 to
	June 30, 2008	June 30, 2008
	(In thousands)

Net revenues	$455	$469
Gross margin	(188)	(386)
Net loss, as reported by the joint venture	$(17,780)	$(27,598)
Symantec’s ownership interest	49%	49%

Symantec’s proportionate share of net loss	(8,712)	(13,523)
Adjustment for amortization of basis difference	(2,034)	(3,404)

Loss from joint venture	$(10,746)	$(16,927)

Note 7.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated as follows:

	Consumer	Security and	Storage and Server		Total
	Products	Compliance	Management	Services	Company
	(In thousands)

Balance as of March 28, 2008	$102,810	$4,080,717	$6,665,734	$358,096	$11,207,357
Goodwill acquired through business combinations(1)	78,421	42,929	—	—	121,350
Goodwill adjustments(2)	—	(2,851)	(2,350)	—	(5,201)
Operating segment reclassification(3)	—	(84,376)	—	84,376	—

Balance as of October 3, 2008	$181,231	$4,036,419	$6,663,384	$442,472	$11,323,506

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Reflects goodwill of approximately $78 million in the Consumer Products segment resulting from the SwapDrive acquisition, and approximately $27 million and $15 million in the Security and Compliance segment resulting from the acquisition of AppStream and nSuite respectively. See Note 5 for further details.

(2)	Reflects adjustments made to goodwill of prior acquisitions as a result of tax adjustments, primarily related to stock-based compensation.

(3)	In the first quarter of fiscal year 2009, we moved Altiris services from the Security and Compliance segment to the Services segment. As a result of this reclassification, the above adjustment was made in accordance with SFAS No. 142.

Goodwill is tested for impairment on an annual basis during the March quarter, or earlier if indicators of impairment exist. Based on our review as of October 3, 2008, no indicators of impairment were identified for our Goodwill, Acquired Product Rights, or Other Intangible Assets.

Acquired product rights, net

Acquired product rights subject to amortization are as follows:

	As of October 3, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Developed technology	$1,705,025	$(1,213,173)	$491,852	2 years
Patents	75,595	(41,304)	34,291	3 years

	$1,780,620	$(1,254,477)	$526,143	2 years

	As of March 28, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Developed technology	$1,655,895	$(1,045,383)	$610,512	2 years
Patents	71,313	(32,875)	38,438	3 years

	$1,727,208	$(1,078,258)	$648,950	2 years

During the three months ended October 3, 2008 and September 28, 2007, amortization expense for acquired product rights was $87 million and $89 million, respectively. During the six months ended October 3, 2008 and September 28, 2007, amortization expense for acquired product rights was $172 million and $178 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Income.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of October 3, 2008, is estimated to be as follows (in thousands):

Remainder of fiscal 2009	$173,955
2010	210,512
2011	79,657
2012	37,307
2013	13,198
Thereafter	11,514

Total	$526,143

Other intangible assets, net

Other intangible assets are as follows:

	As of October 3, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Customer base	$1,670,523	$(631,120)	$1,039,403	5 years
Trade name	125,310	(45,353)	79,957	7 years
Norton tradename	22,083	—	22,083	Indefinite
Partnership agreements	2,300	(2,300)	—	Fully amortized

	$1,820,216	$(678,773)	$1,141,443	5 years

	As of March 28, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Customer base	$1,661,683	$(526,512)	$1,135,171	5 years
Tradename	125,203	(38,933)	86,270	7 years
Norton tradename	22,083	—	22,083	Indefinite
Partnership agreements	2,300	(2,300)	—	Fully amortized

	$1,811,269	$(567,745)	$1,243,524	6 years

During the three months ended October 3, 2008 and September 28, 2007, amortization expense for other intangible assets was $56 million and $57 million, respectively. During the six months ended October 3, 2008 and September 28, 2007, amortization expense for other intangible assets was $111 million and $114 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Income.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of October 3, 2008, is estimated to be as follows (in thousands):

Remainder of fiscal 2009	$110,984
2010	220,254
2011	219,492
2012	217,413
2013	215,446
Thereafter	135,771

Total(1)	$1,119,360

(1)	The Norton tradename has an indefinite life and is not subject to amortization.

Note 8.	Line of Credit

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

On November 29, 2007, we borrowed $200 million under this credit agreement to partially finance our acquisition of Vontu with an interest rate of 4.7075% per annum due and payable quarterly. During the first quarter of fiscal 2009, we repaid the entire Line of Credit principal amount of $200 million plus accrued interest of $3 million. Total interest expense associated with this borrowing was approximately $6 million. As of October 3, 2008, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

Note 9.	Assets Held for Sale

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) land and buildings held for sale are classified on our Condensed Consolidated Balance Sheets as Other current assets. The following table summarizes the changes in assets held for sale:

	As of March 28,	Added	Sold		As of October 3,
	2008	Properties	Properties	Adjustments	2008
	(In thousands)

Assets held for sale	$39,568	$53,346	$(38,203)	$335	$55,046

SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell and thus we have recorded an impairment loss of $26 million during the second quarter of fiscal 2009. We believe that these sales will be completed no later than the second quarter of fiscal 2010.

During the three months ended October 3, 2008, we sold two of our properties previously classified as assets held for sale for cash proceeds of $40 million. The gain and loss on the sales were not significant.

Note 10.	Stock repurchases

For the three months ended October 3, 2008, we repurchased 9.3 million shares of our common stock at prices ranging from $19.92 to $22.64 per share for an aggregate amount of $200 million. For the six months ended October 3, 2008, we repurchased 19.0 million shares of our common stock at prices ranging from $19.35 to $22.64

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share for an aggregate amount of $400 million. As of October 3, 2008, an aggregate of $600 million remained authorized for future repurchases from the June 14, 2007 stock repurchase plan.

Note 11.	Earnings Per Share

The components of earnings per share are as follows:

	Three Months Ended		Six Months Ended
	October 3,	September 28,	October 3,	September 28,
	2008	2007	2008	2007
	(In thousands, except per share data)

Earnings per share — basic:
Net income	$140,073	$50,368	$326,765	$145,574

Earnings per share — basic	$0.17	$0.06	$0.39	$0.16
Weighted average outstanding common shares	838,489	875,662	838,537	883,652
Earnings per share — diluted:
Net income	$140,073	$50,368	$326,765	$145,574

Earnings per share — diluted	$0.16	$0.06	$0.38	$0.16
Weighted average outstanding common shares	838,489	875,662	838,537	883,652
Shares issuable from assumed exercise of options	12,313	15,952	12,715	16,799
Dilutive impact of restricted stock and restricted stock units	1,532	1,145	1,621	1,232
Dilutive impact of assumed conversion of Senior Notes using the treasury stock method(1)	—	—	301	—

Total shares for purposes of calculating diluted earnings per share	852,334	892,759	853,174	901,683

(1)	See Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008 for an explanation of the impact of the Senior Notes on Earnings per share - diluted.

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	October 3,	September 28,	October 3,	September 28,
	2008	2007	2008	2007
	(In thousands)

Stock options	47,158	64,828	49,409	64,972
Restricted stock units	96	10	60	13

	47,254	64,838	49,469	64,985

For the three and six months ended October 3, 2008 and September 28, 2007, the effect of the convertible senior notes, warrants issued and options purchased in connection with the convertible senior notes were excluded for the reasons discussed in Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Stock-based Compensation

We currently have in effect certain stock purchase plans, stock award plans, and equity incentive plans, as described in detail in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. These plans were amended in several respects during the second quarter of fiscal 2009. At our 2008 Annual Meeting held in September 2008, our stockholders approved (a) the amendment of our 2004 Equity Incentive Plan to reserve an additional 50,000,000 shares of the Company’s common stock for issuance thereunder, and (b) the adoption of our 2008 Employee Stock Purchase Plan including the reservation of 20,000,000 shares of common stock became reserved for issuance thereunder, with the first purchase period thereunder to commence on February 16, 2009. The 2008 Employee Stock Purchase Plan replaces the 1998 Employee Stock Purchase Plan, as amended, which terminates pursuant to its terms on January 1, 2009 subject to completion of the final purchase period under the 1998 Employee Stock Purchase Plan on February 15, 2009.

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income for the three and six months ended October 3, 2008 and September 28, 2007.

	Three Months Ended		Six Months Ended
	October 3,	September 28,	October 3,	September 28,
	2008	2007	2008	2007
	(In thousands, except earnings per share data)

Cost of revenues — Content, subscriptions, and maintenance	$3,298	$3,542	$6,142	$6,953
Cost of revenues — Licenses	942	957	1,734	1,942
Sales and marketing	18,172	13,957	37,532	28,421
Research and development	14,026	14,842	27,153	29,008
General and administrative	8,210	7,692	16,934	15,410

Total stock-based compensation	44,648	40,990	89,495	81,734
Tax benefit associated with stock-based compensation expense	13,310	10,484	25,385	19,712

Net effect of stock-based compensation expense on net income	$31,338	$30,506	$64,110	$62,022

Net effect of stock-based compensation expense on earnings per share — basic	$0.04	$0.03	$0.08	$0.07

Net effect of stock-based compensation expense on earnings per share — diluted	$0.04	$0.03	$0.08	$0.07

As of October 3, 2008, total unrecognized compensation cost adjusted for estimated forfeitures, related to unvested stock options, Restricted Stock Units (“RSUs”), and Restricted Stock Agreements (“RSAs”), was $112 million, $141 million, and $0.4 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.4 years for stock options, 2.4 years for RSUs, and 0.3 years for RSAs.

The weighted-average fair value per option granted during the six months ended October 3, 2008 and September 28, 2007, including assumed options, was $5.30 and $6.20, respectively. The total intrinsic value of options exercised during the six months ended October 3, 2008 and September 28, 2007, including assumed options, was $97 million and $89 million, respectively.

The weighted-average fair value per RSU granted during the six months ended October 3, 2008 and September 28, 2007, including assumed RSUs, was $19.96 and $19.44, respectively. The fair value of RSUs granted for the six months ended October 3, 2008 and September 28, 2007 was $181 million and $68 million,

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The total fair value of RSUs that vested during the six months ended October 3, 2008 and September 28, 2007, including assumed RSUs, was $49 million and $12 million, respectively.

Note 13.	Restructuring

Our restructuring costs consist of severance, benefits, facilities and other costs. Severance and benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities costs generally include rent expense less expected sublease income, lease termination costs, asset abandonment costs and the effects of foreign currency exchange. Other costs include relocation and transition costs and consulting services. Restructuring expenses generally do not impact a particular reporting segment and are included in the “Other” reporting segment.

2008 Restructuring Plan

In fiscal 2008, management approved and initiated a restructuring plan (the “2008 Plan”) to reduce costs, outsource certain back office functions, implement management structure changes, optimize the business structure and discontinue certain products. Projects within the 2008 Plan began in the third quarter of fiscal 2008. Severance payments related to the 2008 Plan are expected to be completed in fiscal 2010 and excess facility obligations are to be paid through the first quarter of fiscal 2012. Costs during the six months ended October 3, 2008 were $15 million related to severance and benefit costs, $2 million related to facilities costs and $6 million related to other associated costs. Total remaining costs of the 2008 Plan, consisting of severance, benefits, excess facilities and other costs, are estimated to range between approximately $55 million and $85 million.

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

Prior and Acquisition-Related Restructuring Plans

2006 Restructuring Plans

In fiscal 2006, management entered into restructuring plans to reduce operating costs and consolidate facilities. Restructuring liabilities related to these events as of October 3, 2008 are $3 million primarily related to excess facilities and are expected to be paid through the fourth quarter of fiscal 2018.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Restructuring Plans

Restructuring liabilities related to acquisitions as of October 3, 2008 were $6 million, consisting primarily of excess facilities obligations. Of the $6 million restructuring liability, $3 million relates to the Vontu acquisition and $3 million relates to the Veritas acquisition. These amounts are expected to be paid through the first quarter of fiscal 2013 and 2014, respectively. Costs during the six months ended October 3, 2008 were not significant and primarily represent adjustments to previously recorded costs. Further severance and benefit costs are not expected to be recognized in future periods.

	Restructuring Liability
		Costs,				Cumulative
	March 28,	Net of	Cash	Non-Cash	October 3,	Incurred
	2008	Adjustments(1)	Payments	Settlements	2008	to Date
	(In thousands)

2008 Restructuring Plan:
Severance	$16,337	$15,439	$(23,052)	$—	$8,724	$57,064
Facilities	1,031	2,337	(1,254)	—	2,114	3,620
Asset impairments	—	1,769	—	(1,769)	—	1,769
Other(2)	—	5,509	(5,509)	—	—	5,509
2007 Restructuring Plans:
Severance	20	1,189	(946)	—	263	86,361
Facilities	2,585	(379)	(2,137)	—	69	9,594
Prior & Acquisition Restructuring Plans:
Severance	—	—	—	—	—	32,536
Facilities	10,647	931	(2,906)	—	8,672	22,042
Purchase price adjustments						3,786

Total	$30,620	$26,795	$(35,804)	$(1,769)	$19,842

Balance Sheet:
Other current liabilities	$24,062				$14,557
Other long-term liabilities	6,558				5,285

	$30,620				$19,842

(1)	Total net adjustments or reversals during the six months ended October 3, 2008 were not significant.

(2)	Other consists mainly of legal fees which were expensed as incurred.

Note 14.	Income Taxes

The effective tax rate was approximately 29% and 31% for the three month periods and 31% and 35% for the six months ended October 3, 2008 and September 28, 2007, respectively. The effective tax rates for all periods reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credit, offset by state income taxes and non-deductible stock-based compensation. We recognized a $7 million tax benefit in the September 2008 quarter as a result of the IRS agreement on the treatment of the 2005 dividend from a Veritas international subsidiary. That agreement permitted us to apply $110 million of a $130 million payment to the outstanding 2000-2001 transfer pricing matter, thereby reducing accumulated interest accrued for that matter. We recognized an additional $5 million tax benefit in the September 2008 quarter from favorable prior year items, including the retroactive reinstatement of the U.S. federal research and development credit. Further, the tax expense for the six months ended October 3, 2008 includes a $5 million tax benefit related to a favorable Irish settlement that was recorded in the June 2008 quarter. The September 2007 quarter includes a full 40% tax benefit related to the write-down of intangible and tangible assets related to the Storage and Server Management segment (formerly the Data Center Management segment).

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2003 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California and Japan. As of October 3, 2008, we are under examination by the IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. The IRS answered our petition on August 30, 2006, at which point the dispute was docketed for trial. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS also agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. In October 2008, we filed our post-trial brief with the U.S. Tax Court.

We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, based upon current accounting authority, the incremental amounts due would be accounted for principally as additions to the cost of Veritas purchase price. Any incremental interest accrued subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.

The accounting treatment related to pre-acquisition unrecognized tax benefits will change when SFAS No. 141R becomes effective, which will be in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of unrecognized tax benefits related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price as an increase or decrease to goodwill.

In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of the tax years 2000-2001 transfer pricing dispute which in turn is being addressed in the U.S. Tax Court. To the extent that we owe taxes as a result of the transfer pricing dispute, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be $13 million or less, for which an accrual has already been made. As previously disclosed in Form 10-K for the fiscal year ended March 28, 2008, we made a payment of $130 million to the IRS for this matter in May 2006. We have applied $110 million of this payment as a deposit on the outstanding transfer pricing matter for the tax years 2000-2001.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Litigation

See Note 14 for a discussion of our tax litigation with the IRS relating to the 2000 and 2001 tax year of Veritas.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint (“CAC”), was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. In April 2008, the parties filed a stipulation of settlement, which if approved by the Court will resolve the matter. On July 31, 2008, the Court held a final approval hearing and, on August 5, 2008, the Court entered an order approving the settlement. An objector to the fees portion of the settlement has lodged an appeal. As of March 28, 2008, we have recorded an accrual in the amount of $21.5 million for this matter and, pursuant to the terms of the settlement, we established a settlement fund of $21.5 million on May 1, 2008.

After Veritas announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that Veritas and some of its officers and directors violated provisions of the Securities Exchange Act of 1934. The complaints contain varying allegations, including that Veritas made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35 million settlement fund was established on March 25, 2005. Veritas’ insurance carriers provided for the entire amount of the settlement fund. In July 2007, the Court of Appeals vacated the settlement, finding that the notice of settlement was inadequate. The matter was returned to the District Court for further proceedings, including reissuance of the notice, and the District Court again approved the settlement and dismissed the matter.

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

During the first quarter of fiscal 2009, we changed our reporting segments to better align our operating structure. Altiris services that were formerly included in the Security and Compliance segment were moved to the Services segment. This move is a result of operational changes in our Services segment and the continued integration of our Altiris business. We revised the segment information for the prior year to conform to the new presentation. As of October 3, 2008, our five operating segments are:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for compliance and security management, endpoint security, messaging management, and data protection management software solutions that allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing enterprise and large enterprise customers with storage and server management, backup, and data protection solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. In addition, our services including managed security services, consulting, education, and threat and early warning systems, help customers optimize and maximize the value of their Symantec technology investments.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets and charges, such as acquired in-process research and development, stock-based compensation, restructuring and certain indirect costs that are not charged to the other operating segments.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information

The following table presents a summary of our operating segments:

			Storage and
	Consumer	Security and	Server			Total
	Products	Compliance	Management	Services	Other	Company
	($ in thousands)

Three months ended October 3, 2008:
Net revenues	$437,654	$400,992	$572,309	$106,624	$431	$1,518,010
Percentage of total net revenues	29%	26%	38%	7%	0%	100%
Operating income (loss)	235,303	62,427	307,716	680	(389,701)	216,425
Operating margin of segment	54%	16%	54%	1%	*
Depreciation and amortization expense	4,401	6,367	12,630	2,830	185,283	211,511
Three months ended September 28, 2007:
Net revenues	$433,508	$388,522	$507,957	$88,774	$328	$1,419,089
Percentage of total net revenues	31%	27%	36%	6%	0%	100%
Operating income (loss)	226,372	49,148	151,375	(14,126)	(353,880)	58,889
Operating margin of segment	52%	13%	30%	(16)%	*
Depreciation and amortization expense	1,783	6,332	14,989	2,778	178,166	204,048
Three months ended period over period comparison:
Operating income (loss)	$8,931	$13,279	$156,341	$14,806	$(35,821)	$157,536
Operating income percentage year over year change	4%	27%	103%	*	10%
Six months ended October 3, 2008:
Net revenues	$909,985	$846,639	$1,187,465	$223,337	$906	$3,168,332
Percentage of total net revenues	29%	27%	37%	7%	0%	100%
Operating income (loss)	510,808	143,587	614,056	(2,779)	(770,311)	495,361
Operating margin of segment	56%	17%	52%	(1)%	*
Depreciation and amortization expense	6,008	13,002	26,208	5,734	360,615	411,567
Six months ended September 28, 2007:
Net revenues	$857,258	$776,191	$1,013,537	$171,872	$569	$2,819,427
Percentage of total net revenues	30%	28%	36%	6%	0%	100%
Operating income (loss)	460,159	109,250	373,991	(32,742)	(717,573)	193,085
Operating margin of segment	54%	14%	37%	(19)%	*
Depreciation and amortization expense	3,391	13,180	30,357	5,424	365,141	417,493
Six months ended period over period comparison:
Operating income (loss)	$50,649	$34,337	$240,065	$29,963	$(52,738)	$302,276
Operating income percentage year over year change	11%	31%	64%	92%	7%

*	Percentage not meaningful

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Subsequent Events

On October 6, 2008, we completed the acquisition of PC Tools, an Australia-based provider of innovative software products designed to protect the privacy and security of computer users. The aggregate purchase price was approximately $250 million in cash. Should PC Tools meet certain bookings and expense targets within six months of the acquisition date, we would increase the purchase price by up to $30 million.

On October 8, 2008, we announced the signing of a definitive agreement to acquire MessageLabs, a United Kingdom-based provider of online messaging and Web security services. We expect to acquire MessageLabs for a purchase price of approximately $695 million in cash based on exchange rates as of October 8, 2008, subject to foreign currency adjustments, payable in approximately £310 million and $154 million. The acquisition is expected to close by the end of the third quarter of fiscal 2009.

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

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and six month ended periods in this report relate to fiscal periods ended October 3, 2008 and September 28, 2007. The October 3, 2008 and September 28, 2007 quarters both consisted of 13 weeks. The six months ended October 3, 2008 consisted of 27 weeks while the six months ended September 28, 2007 consisted of 26 weeks.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer Products, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal 2009, we changed our reporting segments to better align our operating structure. Altiris services that were formerly included in the Security and Compliance segment were moved to the Services segment. This move is a result of operational changes in our Services segment and the continued integration of our Altiris business. We revised the segment information for the prior year to conform to the new presentation. For further descriptions of our operating segments, see Note 16 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Our net income was $140 million and $327 million, for the three and six months ended October 3, 2008, respectively, as compared to our net income of $50 million and $146 million for the three and six months ended September 28, 2007, respectively. The higher net income for the fiscal 2009 periods as compared to the same period last year was primarily due to higher revenues in each fiscal 2009 period.

Revenue for the three and six months ended October 3, 2008 was 7% and 12% higher than revenue for the three and six months ended September 28, 2007, respectively. During the three and six months ended October 3, 2008, we delivered revenue growth across all of our geographic regions as compared to the same periods last year and experienced revenue growth in all of our segments. In addition to the foreign currency effects described below, we believe our increased revenue was largely driven by continued demand for our products as a result of the proliferation of structured and unstructured data, the need to simplify and standardize data center infrastructures, the convergence of endpoint security and management, and increased adoption of our Consumer Products suites. Our revenue growth is also attributable to increased awareness of Internet-related security threats around the world and demand for storage solutions. While we reported increased revenue year over year, we are not immune to macroeconomic conditions. For example, if the challenging economic conditions affecting global markets continue or deteriorate further, we may experience slower or negative revenue growth and our business and operating results might suffer. Our expectation is that currency changes may have a negative impact on year-to-year revenue and deferred revenue in the coming quarter. In light of these economic conditions, we will continue to align our cost structure with our revenue expectations.

Weakness in the U.S. dollar compared to foreign currencies positively impacted our international revenue growth by approximately $51 million and $153 million, respectively, during the three and six month periods ended October 3, 2008 as compared to the same periods last year, although this impact has been less than we experienced in recent quarters due to a relative strengthening of the U.S. dollar compared to foreign currencies during the September 2008 quarter. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

Critical Accounting Estimates

Income Taxes

The section entitled “Income Taxes” in our Critical Accounting Estimates section of our Form 10-K for fiscal year 2008 is hereby updated as follows:

In July 2008, we reached an agreement with the Internal Revenue Service (“IRS”) concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of the tax years 2000-2001 transfer pricing dispute which in turn is being addressed in the U.S. Tax Court. To the extent that we owe taxes as a result of the transfer pricing dispute, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be $13 million or less, for which an accrual has already been made. As previously disclosed in Form 10-K for the fiscal year ended March 28, 2008, we made a payment of $130 million to the IRS for this matter in May 2006. We applied $110 million of this payment as a deposit on the outstanding transfer pricing matter for the tax years 2000-2001.

Fair Value of Financial Instruments

Beginning in the first fiscal quarter of 2009, the assessment of fair value for our financial instruments is based on the provisions of SFAS No. 157. SFAS No. 157 establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of October 3, 2008, our financial instruments measured at fair value on a recurring basis included $1.2 billion of assets. Our cash equivalents, which primarily consist of commercial paper, money market funds and government notes, total $1.1 billion which is 93% of our total financial instruments measured at fair value on a recurring basis.

As of October 3, 2008, $406 million were classified as Level 1, $403 million (33% of total financial instruments fair valued on a recurring basis) of which represent investments in money market funds. These were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment.

As of October 3, 2008, $825 million were classified as Level 2, $483 million and $249 million (60% together of total financial instruments fair valued on a recurring basis) of which represent investments in commercial paper and government notes, respectively. These were classified as Level 2 because their valuations were based on pricing models with all significant inputs derived from or corroborated by observable market prices for identical securities in markets with insufficient volume or infrequent transactions (less active markets). Level 2 inputs also generally include non-binding market consensus prices that are corroborated by observable market data; quoted prices for similar instruments; model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities or quoted prices for similar assets or liabilities. The level of judgment and subjectivity involved with Level 2 instruments generally includes:

•	Determining which instruments are most similar to the instrument being priced and identifying a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively selecting an individual security or multiple securities that are deemed most similar to the security being priced. For most of our financial instruments classified as Level 2 at October 3, 2008, identical securities were used for determining fair value.

•	Determining whether a market is considered active. An assessment of an active market for marketable securities generally takes into consideration trading volume for each instrument type or whether a trading market exists for a given instrument. Our Level 2 financial instruments were so classified due to either low trading activity in active markets or no active market existed. Where no active market existed, amortized cost was used and was assumed to equate to fair value because of the short maturities.

•	Determining which model-derived valuations to use in determining fair value. When observable market prices for identical securities or similar securities are not available, we may price marketable securities using: non-binding market consensus prices that are corroborated with observable market data; or pricing models, such as discounted cash flow approaches, with all significant inputs derived from or corroborated with observable market data. In addition, the credit ratings for issuers of debt instruments in which we are invested could change, which could lead to lower fair values. During the second quarter of 2009, the fair value of $22 million of fixed-income securities was determined using benchmark pricing models for identical or similar securities.

As of October 3, 2008, we have no financial instruments with unobservable inputs as classified in Level 3 under the SFAS No. 157 hierarchy. Level 3 instruments generally would include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Other than these changes, there have been no changes in our critical accounting estimates during the six months ended October 3, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Net revenues	$1,518,010	$1,419,089	$98,921	7%	$3,168,332	$2,819,427	$348,905	12%

Net revenues increased for the three months ended October 3, 2008 as compared to the same period last year primarily due to $73 million in increased sales related to our Storage Foundation, Net Backup, Cluster Server and Information Risk Management products. The increase in demand for these product lines is driven by continued demand for products related to the standardization and simplification of data center infrastructures, demand for products related to archiving solutions and the proliferation of structured and unstructured data. In addition, we realized revenues of approximately $20 million for the three months ended October 3, 2008 from sales of products gained from our fiscal 2008 acquisitions for which there is no comparable revenue in the same period last year.

The increase in revenues for the six months ended October 3, 2008 as compared to the same period last year is primarily due to $171 million in increased sales related to our Storage Foundation, Net Backup, and core Consumer products. The increase in demand for these product lines is driven by continued demand for products related to the standardization and simplification of data center infrastructures, the proliferation of structured and unstructured data, and increased adoption of our Consumer Products suites. We realized net revenues of approximately $35 million for the six months ended October 3, 2008 from the contribution of sales of products acquired from our fiscal 2008 acquisitions for which there is no comparable revenue in the same period last year. In addition, revenues for the six months ended October 3, 2008 benefited from additional amortization of deferred revenue of approximately $75 million as a result of the July 4, 2008 quarter being comprised of 14 weeks as compared to 13 weeks for the same period last year.

The revenue increases for the three and six months ended October 3, 2008 discussed above are further described in the segment discussions that follow.

Content, subscriptions, and maintenance revenues

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Content, subscriptions, and maintenance revenues	$1,180,715	$1,117,165	$63,550	6%	$2,471,707	$2,203,683	$268,024	12%
Percentage of total net revenues	78%	79%			78%	78%

Content, subscriptions, and maintenance revenues increased for the three and six months ended October 3, 2008 as compared to the same periods last year primarily due to an increase of $61 million and $223 million, respectively, in revenue related to enterprise products and services. This increase in enterprise product and services revenue is largely attributable to demand for our Storage Foundation, Net Backup, Backup Exec, Cluster Server and Information Risk Management products, and consulting services as a result of increased demand for security and storage solutions. This increased demand was driven by the proliferation of structured and unstructured data, and increasing sales of services in conjunction with our license sales as a result of our focus on offering our customers a more comprehensive IT solution. To a lesser extent, content, subscriptions, and maintenance revenues for the six months ended October 3, 2008 benefited from an additional week of deferred revenue amortization as a result of the July 4, 2008 quarter being comprised of 14 weeks compared to 13 weeks for the same period last year.

Licenses revenues

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Licenses revenues	$337,295	$301,924	$35,371	12%	$696,625	$615,744	$80,881	13%
Percentage of total net revenues	22%	21%			22%	22%

Licenses revenues increased for the three and six months ended October 3, 2008 as compared to the same periods last year primarily due to an increase of $39 million and $63 million, respectively, in revenue related to our Storage Foundation and Net Backup products. These increases are a result of increased demand for storage solutions driven by the proliferation of structured and unstructured data.

Net revenue and operating income by segment

Consumer Products segment

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Consumer Products revenues	$437,654	$433,508	$4,146	1%	$909,985	$857,258	$52,727	6%
Percentage of total net revenues	29%	31%			29%	30%
Consumer Products operating income	$235,303	$226,372	$8,931	4%	$510,808	$460,159	$50,649	11%
Percentage of Consumer Products revenues	54%	52%			56%	54%

Consumer Products revenues increased for the three and six months ended October 3, 2008 as compared to the same period last year primarily due to an increase of $82 million and $180 million, respectively, in revenue from our new Consumer Products suite and to a lesser extent by a favorable impact of foreign currencies in relation to the U.S. dollar. This revenue increase is due to the increased electronic order demand for Norton 360 offset by declining retail sales during fiscal 2008. The revenue from our consumer products is generally recognized ratably over the 12 months after the product is sold. This increase is partially offset by aggregate decreases for the three and six months ended October 3, 2008 as compared to the same period last year of $76 million and $127 million, respectively, in revenue from our Norton Internet Security and Norton AntiVirus products. This decrease results from our customers’ continued migration to our Norton 360 product, which offers broader protection and backup features to address the rapidly changing threat environment. Our electronic orders include sales derived from OEMs, subscriptions, upgrades, online sales, and renewals. Revenue from electronic orders (which includes sales of the aforementioned products) grew by $32 million and $95 million, respectively, for the three and six months ended October 3, 2008 as compared to the same period last year. Electronic orders constituted 79% and 78% of Consumer Products revenues for the three and six months ended October 3, 2008 as compared to 72% and 72%, respectively, for the same periods last year.

Operating income for this segment increased for the three and six months ended October 3, 2008 as compared to the same periods last year as revenue growth exceeded the growth in total expenses. Total expenses in our Consumer Products segment decreased for the three month ended October 3, 2008 by $5 million and increased for the six months ended October 3, 2008 by $2 million as compared to the same periods last year. Our operating expenses for the three and six months ended October 3, 2008 benefited from our continued cost containment measures.

Security and Compliance segment

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Security and Compliance revenues	$400,992	$388,522	$12,470	3%	$846,639	$776,191	$70,448	9%
Percentage of total net revenues	26%	27%			27%	28%
Security and Compliance operating income	$62,427	$49,148	$13,279	27%	$143,587	$109,250	$34,337	31%
Percentage of Security and Compliance revenues	16%	13%			17%	14%

Security and Compliance revenues increased for the three and six months ended October 3, 2008 as compared to the same periods last year by $12 million and $70 million, respectively, in revenue as a result of increased demand for endpoint management, increased demand for archiving solutions, and the successful integration of acquired products into our product portfolio.

Operating income for the Security and Compliance segment increased, as revenue growth exceeded the growth in total expenses for the segment. Total expenses from our Security and Compliance segment decreased for the three months ended October 3, 2008 as compared to the same period last year by $1 million. This was primarily as a result of continued cost containment measures. Total expenses increased for the six months ended October 3, 2008 as compared to the same period last year by $36 million. This was primarily due to higher overall sales and R&D expenses in addition to the inclusion of the Vontu acquisition in this segment.

Storage and Server Management segment

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Storage and Server Management revenues	$572,309	$507,957	$64,352	13%	$1,187,465	$1,013,537	$173,928	17%
Percentage of total net revenues	38%	36%			37%	36%
Storage and Server Management operating income	$307,716	$151,375	$156,341	103%	$614,056	$373,991	$240,065	64%
Percentage of Storage and Server Management revenues	54%	30%			52%	37%

Storage and Server Management revenues increased for the three and six months ended October 3, 2008 as compared to the same period last year by $66 million and $176 million, respectively, in revenue driven by increased demand for products related to the standardization and simplification of data center infrastructures, increased demand for products supporting high availability and disaster recovery and due to the proliferation of structured and unstructured data.

Operating income for the Storage and Server Management segment increased for the three and six months ended October 3, 2008 as compared to the same period last year, as revenue growth exceeded the growth in total expenses for the segment. Total expenses in our Storage and Server Management segment decreased for the three and six months ended October 3, 2008 as compared to the same periods last year by $92 million and $66 million, respectively. These decreases primarily related to the asset impairment on the Application Performance Management (“APM”) business divestiture of $87 million that occurred in the quarter ended September 28, 2007. Also, our operating expenses for the three and six months ended October 3, 2008 benefited from our continued cost containment measures.

Services segment

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Services revenues	$106,624	$88,774	$17,850	20%	$223,337	$171,872	$51,465	30%
Percentage of total net revenues	7%	6%			7%	6%
Services operating income (loss)	$680	$(14,126)	$14,806	*	$(2,779)	$(32,742)	$29,963	92%
Percentage of Services revenues	1%	(16)%			(1)%	(19)%

*	Percentage not meaningful

Services revenues increased for the three and six months ended October 3, 2008 as compared to the same period last year primarily due to an increase in consulting services and Business Critical Services of $14 million and $42 million, respectively, as a result of increased demand for more comprehensive software implementation assistance and increased demand for our Business Critical Services. Customers are increasingly purchasing our service offerings in conjunction with the purchase of our products and augmenting the capabilities of their own IT staff with our onsite consultants.

Profitability for the Services segment increased, as revenue growth exceeded the growth in total expenses for the segment. The Services operating margin improvement was the result of financial and operational efficiencies aimed at driving profitability. Total expenses from our Services segment increased for the three and six months ended October 3, 2008 as compared to the same period last year by $3 million and $22 million, respectively. This increase for the three and six months ended October 3, 2008 is primarily due to higher wages and outside services costs required to support the segment’s revenue growth.

Other segment

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Other revenues	$431	$328	$103	31%	$906	$569	$337	59%
Percentage of total net revenues	*	*			*	*
Other operating loss	$(389,701)	$(353,880)	$(35,821)	10%	$(770,311)	$(717,573)	$(52,738)	7%

*	Percentage not meaningful

Revenue from our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.

Net revenues by geographic region

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Americas (U.S., Canada and Latin America)	$821,823	$764,470	$57,353	8%	$1,683,277	$1,515,919	$167,358	11%
Percentage of total net revenues	54%	54%			53%	54%
EMEA (Europe, Middle East, Africa)	$480,182	$460,485	$19,697	4%	$1,038,021	$918,289	$119,732	13%
Percentage of total net revenues	32%	32%			33%	32%
Asia Pacific/Japan	$216,005	$194,134	$21,871	11%	$447,034	$385,220	$61,814	16%
Percentage of total net revenues	14%	14%			14%	14%
Total net revenues	$1,518,010	$1,419,089			$3,168,332	$2,819,427

Americas revenues increased in the three and six months ended October 3, 2008 as compared to the same periods last year primarily due to increased revenues related to our Storage and Server Management, Security and Compliance, and Services segments of $46 million and $128 million, respectively, as a result of increased demand as discussed above coupled with the convergence of endpoint security and management. In addition, for the six months ended October 3, 2008 as compared to the same period last year, Americas revenues increased related to our Consumer segment by $39 million, driven by demand for our Consumer Products Suites. EMEA and Asia Pacific/Japan revenues increased for the three and six months ended October 3, 2008 as compared to the same period last year primarily due to increased revenues related to our Storage and Server Management and Services segments of $45 million and $133 million, respectively, as a result of increased demand for products related to the standardization and simplification of data center infrastructures, the proliferation of structured and unstructured data, and increasing sales of services in conjunction with our license sales as a result of our focus on offering our customers a more comprehensive IT solution.

Foreign currencies had a favorable impact on net revenues for the three and six months ended October 3, 2008 as compared to the same periods last year although, as noted above, the recent strengthening of the U.S. dollar compared to foreign currencies during the September 2008 quarter has dampened this impact to some extent. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Cost of revenues	$309,070	$304,526	$4,544	1%	$621,052	$614,790	$6,262	1%
Gross margin	80%	79%			80%	78%

Cost of revenues consists primarily of the amortization of acquired product rights, fee-based technical support costs, the costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased by one percentage point and two percentage points, respectively, for the three and six months ended October 3, 2008 as compared to the same periods last year primarily due to higher revenues and, to a lesser extent, lower OEM royalty payments, partially offset by a year over year increase in technical support costs.

Cost of content, subscriptions, and maintenance

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Cost of content, subscriptions, and maintenance	$212,070	$205,572	$6,498	3%	$430,644	$415,238	$15,406	4%
As a percentage of related revenue	18%	18%			17%	19%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEM’s under revenue-sharing agreements. Cost of content, subscriptions, and maintenance as a percentage of related revenue remained stable for the three months ended October 3, 2008 as compared to the same period last year and decreased by two percentage points for the six months ended October 3, 2008 as compared to the same period last year. The year over year increase in margin is primarily driven by higher revenues and lower OEM royalties more than offsetting increases in technical support and services expenses.

Cost of licenses

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Cost of licenses	$10,398	$9,892	$506	5%	$18,845	$21,130	$(2,285)	(11)%
As a percentage of related revenue	3%	3%			3%	3%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses remained stable as a percentage of the related revenue for the three and six months ended October 3, 2008 as compared to the same periods last year. Increases in royalties were offset by lower manufacturing and distribution costs.

Amortization of acquired product rights

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Amortization of acquired product rights	$86,602	$89,062	$(2,460)	(3)%	$171,563	$178,422	$(6,859)	(4)%
Percentage of total net revenues	6%	6%			5%	6%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three and six months ended October 3, 2008 as compared to the same periods last year is primarily due to the APM business divestiture in the fiscal 2008 periods, which was offset, in part, by amortization associated with the Vontu acquisition during the fiscal 2009 periods.

Operating Expenses

Operating expenses overview

As discussed above under “Our Business,” our operating expenses for the six months ended October 3, 2008 compared to the same period last year were adversely impacted by an additional week during the first half of fiscal 2009. In addition, our international expenses during the three and six months ended October 3, 2008 were adversely impacted by the weakness of the U.S. dollar compared to foreign currencies during the same periods last year.

However, to a more significant extent, our ongoing cost and expense discipline positively contributed to our increased operating margins for the periods.

Sales and marketing expenses

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Sales and marketing	$596,983	$595,162	$1,821	0%	$1,259,802	$1,163,692	$96,110	8%
Percentage of total net revenues	39%	42%			40%	41%

As a percent of net revenues, sales and marketing expenses decreased to 39% and 40% for the three and six months ended October 3, 2008 as compared to 42% and 41% for the three and six months ended September 28, 2007, respectively, after taking into account the items discussed above under “Operating expenses overview.”

Research and development expenses

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Research and development	$219,049	$221,057	$(2,008)	(1)%	$450,484	$446,635	$3,849	1%
Percentage of total net revenues	14%	16%			14%	16%

As a percent of net revenues, research and development expenses decreased to 14% for the three and six months ended October 3, 2008 as compared to 16% for the three and six months ended September 28, 2007, respectively, after taking into account the items discussed above under “Operating expenses overview.”

General and administrative expenses

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

General and administrative	$84,838	$86,405	$(1,567)	(2)%	$177,604	$172,250	$5,354	3%
Percentage of total net revenues	6%	6%			6%	6%

As a percent of net revenues, general and administrative expenses remained relatively constant for the three and six months ended October 3, 2008 and September 28, 2007, respectively, after taking into account the items discussed above under “Operating expenses overview.”

Amortization of other purchased intangible assets

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Amortization of other purchased intangible assets	$55,651	$56,926	$(1,275)	(2)%	$111,030	$113,851	$(2,821)	(2)%
Percentage of total net revenues	4%	4%			4%	4%

Other purchased intangible assets are comprised of customer bases and tradenames. Amortization for the three and six months ended October 3, 2008 compared to the same periods last year remained relatively stable.

Restructuring

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Severance	$5,522	$(1,503)			$16,627	$16,464
Facilities & Other	$4,268	$11,081			$10,168	$12,114

Restructuring	$9,790	$9,578	$212	2%	$26,795	$28,578	$(1,783)	(6)%

Percentage of total net revenues	1%	1%			1%	1%

In fiscal 2008, we approved and initiated a restructuring plan to reduce costs, outsource certain back office functions, implement management structure changes, optimize the business structure and discontinue certain products. Projects within the 2008 Plan began in the third quarter of fiscal 2008. Costs in the three and six months ended October 3, 2008 are primarily related to severance and benefit costs of the 2008 Plan. Severance payments related to the 2008 Plan are expected to be completed by fiscal 2010 and excess facility obligations are to be paid through the first quarter of fiscal 2012. We estimate total remaining costs of the 2008 Plan, consisting of both severance and benefits and excess facilities costs, to be range between approximately $55 million and $85 million which will directly impact future net income and operating cash flows for the above periods mentioned. We do not expect costs relating to previous restructuring events to have a significant impact on future net income.

In fiscal 2007, we entered into restructuring plans (“2007 Plans”) to consolidate facilities and reduce operating costs through headcount reductions. We also consolidated certain facilities and exited facilities as a result of earlier acquisitions. Costs in the three and six months ended September 28, 2007 are primarily related to severance and benefit costs of the 2007 Plan.

Impairment of assets

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Impairment of assets	$26,204	$86,546	$(60,342)	(70)%	$26,204	$86,546	$(60,342)	(70)%
Percentage of total net revenues	2%	6%			1%	3%

During the three months ended October 3, 2008, we recognized an impairment of $26 million on certain land and buildings classified as held for sale. SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell.

During the three months ended September 28, 2007, we determined that the APM business in the Storage and Server Management segment (formerly the Data Center Management segment) did not meet the long-term strategic objectives of the segment. As a result, we recognized losses related to the impairment of assets of $87 million.

Non-operating Income and Expense

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Interest income	$12,302	$19,179			$30,290	$40,000
Interest expense	(6,712)	(6,617)			(16,281)	(12,908)
Other income (expense), net	(8,782)	1,965			(8,843)	3,231

Total	$(3,192)	$14,527	$(17,719)	(122)%	$5,166	$30,323	$(25,157)	(83)%

Percentage of total net revenues	0%	1%			0%	1%

The decrease in interest income during the three and six months ended October 3, 2008 as compared to the same periods last year is primarily due to a lower average yield on our invested cash and short-term investment balances.

Interest expense for the three months ended October 3, 2008 as compared to the same period last year remained relatively constant. For the six months ended October 3, 2008, the increase in interest expense was primarily due to the interest associated with our $200 million borrowing on our senior unsecured revolving credit facility, which was repaid by the end of the first quarter of fiscal 2009.

Provision for income taxes

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Provision for income taxes	$62,414	$23,048	$39,366	171%	$156,835	$77,834	$79,001	101%
Effective income tax rate	29%	31%			31%	35%

The effective tax rate was approximately 29% and 31% for the three month periods and 31% and 35% for the six months ended October 3, 2008 and September 28, 2007, respectively. The effective tax rates for all periods reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credits, offset by state income taxes and non-deductible stock-based compensation. We recognized a $7 million tax benefit in the September 2008 quarter as a result of the IRS agreement on the treatment of the 2005 dividend from a Veritas international subsidiary. That agreement permitted us to apply $110 million of a $130 million payment to the outstanding 2000-2001 transfer pricing matter, thereby reducing accumulated interest accrued for that matter. We recognized an additional $5 million tax benefit in the September 2008 quarter from favorable prior year items, including the retroactive reinstatement of the U.S. federal research and development credit. Further, the tax expense for the six months ended October 3, 2008 includes a $5 million tax benefit related to a favorable Irish settlement that was recorded in the June 2008 quarter. The September 2007 quarter includes a full 40% tax benefit related to the write-down of intangible and tangible assets related to the Storage and Server Management segment (formerly the Data Center Management segment). The increase in the tax expense related to the three and six months ended October 3, 2008 relates to higher pre-tax earnings.

Loss from joint venture

	Three Months Ended				Six Months Ended
	October 3,	September 28,	Change in		October 3,	September 28,	Change in
	2008	2007	$	%	2008	2007	$	%
	($ in thousands)

Loss from joint venture	$(10,746)	$—	$(10,746)	NA	$(16,927)	$—	$(16,927)	NA

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers.

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. For the six months ended October 3, 2008, we recorded a loss of approximately $17 million related to our share of the joint venture’s net loss incurred for the period from February 5, 2008 (its date of inception) to June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility and issuances of convertible notes and equity securities for our liquidity needs. Key sources of cash are provided by operations, existing cash, cash equivalents, short-term investments, and our revolving credit facility.

In the second quarter of fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings before interest, taxes, depreciation, and amortization as well as various other non-financial covenants. As of October 3, 2008, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

As of October 3, 2008, we had cash and cash equivalents of $2.3 billion and short-term investments of $42 million resulting in a net liquidity position defined as unused availability of the credit facility, cash and cash equivalents and short-term investments of approximately $3.3 billion.

We believe that our existing cash balances, the cash that we generate from operations and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures and payments of taxes. In addition, we regularly evaluate our ability to repurchase stock, pay long-term debts and acquire other businesses.

Line of Credit.  During the first quarter of fiscal 2009, we repaid the entire $200 million principal amount plus $3 million of accrued interest related to our senior unsecured revolving credit facility.

Acquisition-Related.  We generally use cash to fund the acquisition of other businesses and, from time to time, use our revolving credit facility when necessary. For the three months ended October 3, 2008, we acquired nSuite for $20 million, net of cash acquired. For the three months ended July 4, 2008, we acquired AppStream for $49 million and SwapDrive for $117 million, net of cash acquired. We expect to use approximately $950 million (subject to foreign currency adjustments) in cash for the completion of our acquisitions in the third quarter of fiscal 2009.

During the first quarter of fiscal 2008, we acquired the outstanding common stock of Altiris, Inc. and paid $841 million, net of cash acquired, which reflects $165 million of cash acquired and $17 million of cash paid for transaction costs.

Stock Repurchases.  During the first half of fiscal 2009, we repurchased 19 million shares, or $400 million, of our common stock. As of October 3, 2008, $600 million remained authorized for future repurchases from the 2007 Stock Repurchase Plan.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	October 3,	September 28,
	2008	2007
	(In thousands)

Net cash provided by (used in)
Operating activities	$661,867	$682,278
Investing activities	222,184	(1,132,499)
Financing activities	(416,896)	(766,889)

Operating Activities

Net cash provided by operating activities during the six months ended October 3, 2008 resulted largely from net income of $327 million, plus non-cash depreciation and amortization charges of $412 million, non-cash stock-based compensation expense of $89 million, collection of trade accounts receivable of $100 million and net receipt of litigation settlements of $58.5 million which are included in the change in other assets and other liabilities. These amounts were partially offset by a decrease in accrued compensation and benefits of $82 million due to the payment of commissions and a decrease in deferred revenue of $229 million as deferred revenue amortization seasonally outpaced new deferrals.

Net cash provided by operating activities for the first half of fiscal 2008 resulted from net income of $146 million, adjusted for non-cash depreciation and amortization charges of $417 million, an impairment of assets of $87 million and non-cash stock-based compensation expense of $82 million. Cash flow from trade accounts receivable decreased $119 million due to strong cash collections. This was substantially offset by decreases in deferred revenue of $229 million, reflecting amortization of deferred revenue. Income taxes payable also increased by $131 million primarily due to the FIN 48 implementation and Altiris acquisition during the first quarter of fiscal 2008.

Investing Activities

Cash provided by investing activities was $222 million for the first half of fiscal 2009 compared to cash used of $1.1 billion during the same period last year. In fiscal 2009, we received net proceeds of $495 million from the sale of short-term investments in preparation for the acquisitions of MessageLabs and PC Tools expected to be completed in the third quarter of fiscal 2009. We also received $40 million from the sale of two properties. These amounts were partially offset by $187 million paid for acquisitions and $125 million paid for capital expenditures.

The $1.1 billion cash used in investing activities for the first half of fiscal 2008 was primarily due to $841 million used to fund the purchase of Altiris, net of cash acquired, purchases of short-term investments of $641 million and capital expenditures of $138 million; partially offset by sales of short-term investments of $498 million.

Financing Activities

Cash used in financing activities was $417 million for the first half of fiscal 2009. In fiscal 2009, we repurchased 19 million shares of our common stock for $400 million and paid $200 million outstanding under the senior unsecured revolving credit facility. These amounts were partially offset by the net proceeds of $186 million received from the issuance of our common stock through employee stock plans.

Cash used in financing was $767 million for the first half of fiscal 2008. In 2008, we repurchased 47 million shares of our common stock for $900 million, partially offset by the net proceeds of $130 million received from the issuance of our common stock through employee stock plans.

Contractual Obligations

There have been no significant changes in our contractual obligations during the six months ended October 3, 2008 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the six months ended October 3, 2008 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 3, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended October 3, 2008 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
				(In millions)

July 5, 2008 to August 1, 2008	—	$—	—	$800
August 2, 2008 to August 29, 2008	4,194,400	$21.92	4,194,400	$708
August 30, 2008 to October 3, 2008	5,120,600	$21.08	5,120,600	$600

Total	9,315,000	$21.46	9,315,000

For information with regard to our stock repurchase programs, including programs completed during the period covered by this report, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on September 22, 2008. At the meeting, our stockholders voted on the five proposals described below. All ten of our board nominees were elected under Proposal 1, and Proposals 2, 3, 4 and 5 were also approved. Our stockholders cast their votes as follows:

Proposal 1:  To elect ten directors to our Board of Directors, each to hold office until the next annual meeting of stockholders and until his successor is elected and qualified or until his earlier resignation or removal:

Nominee	For	Withheld

John W. Thompson	701,126,588	33,211,373
Michael A. Brown	697,722,469	36,615,492
William T. Coleman	703,903,233	30,434,728
Frank E. Dangeard	710,240,835	24,097,126
Geraldine B. Laybourne	704,745,816	29,592,145
David L. Mahoney	703,894,050	30,443,911
Robert S. Miller	664,207,570	70,130,391
George Reyes	710,143,755	24,194,206
Daniel H. Schulman	703,905,774	30,432,187
V. Paul Unruh	704,056,857	30,281,104

Proposal 2:  To approve the amendment and restatement of our 2004 Equity Incentive Plan, including the reservation of an additional 50,000,000 shares for issuance thereunder:

For	Against	Abstain	Broker Non-Votes

488,969,755	134,981,882	6,423,130	103,963,194

Proposal 3:  To approve the adoption of our 2008 Employee Stock Purchase Plan, including the reservation of 20,000,000 shares for issuance thereunder:

For	Against	Abstain	Broker Non-Votes

601,716,739	22,390,687	6,267,842	103,962,693

Proposal 4:  To approve the material terms of the amended and restated Symantec Senior Executive Incentive Plan to preserve the deductibility under federal tax rules of awards made under the plan:

For	Against	Abstain	Broker Non-Votes

605,367,770	18,641,008	6,366,490	103,962,693

Proposal 5:  To ratify the selection of KPMG LLP as Symantec’s independent registered public accounting firm for the 2009 fiscal year:

For	Against	Abstain	Broker Non-Votes

724,915,425	3,663,304	5,759,232	—

Item 6.	Exhibits

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

10	.01*	Symantec Corporation 2004 Equity Incentive Plan, as amended	8-K	000-17781	10.1	09/25/08
10	.02*	Symantec Corporation 2008 Employee Stock Purchase Plan	8-K	000-17781	10.2	09/25/08
10	.03*	Symantec Senior Executive Incentive Plan, as amended and restated					X
10	.04*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Greg Hughes	S-4/A	333-122724	10.08	05/18/05
10	.05*	Employment Agreement, dated January 26, 2007, between Symantec Corporation and Gregory Butterfield					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: November 7, 2008

EXHIBIT INDEX

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

10	.01*	Symantec Corporation 2004 Equity Incentive Plan, as amended	8-K	000-17781	10.1	09/25/08
10	.02*	Symantec Corporation 2008 Employee Stock Purchase Plan	8-K	000-17781	10.2	09/25/08
10	.03*	Symantec Senior Executive Incentive Plan, as amended and restated					X
10	.04*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Greg Hughes	S-4/A	333-122724	10.08	05/18/05
10	.05*	Employment Agreement, dated January 26, 2007, between Symantec Corporation and Gregory Butterfield					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.