Form 10-Q
period 2009-01-02
SYMANTEC CORP
filed 2009-02-09
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 2, 2009
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

Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 30, 2009: 820,984,915 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended January 2, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 2,	March 28,
	2009	2008
	(Unaudited)	*
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,449,033	$1,890,225
Short-term investments	79,888	536,728
Trade accounts receivable, net	927,048	758,200
Inventories	27,419	34,138
Deferred income taxes	181,003	193,775
Other current assets	278,737	316,852

Total current assets	2,943,128	3,729,918
Property and equipment, net	972,240	1,001,750
Acquired product rights, net	510,474	648,950
Other intangible assets, net	1,278,665	1,243,524
Goodwill	4,955,678	11,207,357
Investment in joint venture	116,602	150,000
Long-term deferred income taxes	4,399	55,304
Other long-term assets	60,884	55,291

Total assets	$10,842,070	$18,092,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213,474	$169,631
Accrued compensation and benefits	387,535	431,345
Current deferred revenue	2,512,319	2,661,515
Income taxes payable	92,616	72,263
Short-term borrowing	—	200,000
Other current liabilities	264,897	264,832

Total current liabilities	3,470,841	3,799,586
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	406,293	415,054
Long-term deferred tax liabilities	73,801	219,341
Long-term income taxes payable	510,969	478,743
Other long-term liabilities	89,473	106,187

Total liabilities	6,651,377	7,118,911
Stockholders’ equity:
Common stock	8,202	8,393
Additional paid-in capital	8,955,257	9,139,084
Accumulated other comprehensive income	154,023	159,792
Accumulated (deficit) earnings	(4,926,789)	1,665,914

Total stockholders’ equity	4,190,693	10,973,183

Total liabilities and stockholders’ equity	$10,842,070	$18,092,094

*	Derived from audited financials

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(Unaudited)
	(In thousands, except per share data)

Net revenues:
Content, subscriptions, and maintenance	$1,196,938	$1,167,443	$3,668,645	$3,371,126
Licenses	317,016	347,808	1,013,641	963,552

Total net revenues	1,513,954	1,515,251	4,682,286	4,334,678
Cost of revenues:
Content, subscriptions, and maintenance	200,338	204,355	630,982	619,593
Licenses	8,289	10,304	27,134	31,434
Amortization of acquired product rights	90,209	84,502	261,772	262,924

Total cost of revenues	298,836	299,161	919,888	913,951

Gross profit	1,215,118	1,216,090	3,762,398	3,420,727
Operating expenses:
Sales and marketing	580,708	627,980	1,840,510	1,791,672
Research and development	204,701	225,293	655,185	671,928
General and administrative	83,508	82,600	261,112	254,850
Amortization of other purchased intangible assets	60,647	54,996	171,677	168,847
Restructuring	45,805	23,305	72,600	51,883
Impairment of goodwill	7,005,702	—	7,005,702	—
Impairment of assets held for sale	16,849	6,142	43,053	92,688
Patent settlement	(9,900)	—	(9,900)	—

Total operating expenses	7,988,020	1,020,316	10,039,939	3,031,868

Operating (loss) income	(6,772,902)	195,774	(6,277,541)	388,859
Interest income	4,676	19,997	34,966	59,997
Interest expense	(6,511)	(7,477)	(22,792)	(20,385)
Other income (expense), net	16,571	(2,348)	7,728	883

(Loss) income before income taxes and loss from joint venture	(6,758,166)	205,946	(6,257,639)	429,354
Provision for income taxes	31,620	74,056	188,455	151,890
Loss from joint venture	16,471	—	33,398	—

Net (loss) income	$(6,806,257)	$131,890	$(6,479,492)	$277,464

Net (loss) income per share — basic	$(8.23)	$0.15	$(7.76)	$0.32
Net (loss) income per share — diluted	$(8.23)	$0.15	$(7.76)	$0.31
Weighted-average shares outstanding — basic	826,959	859,997	834,774	875,971
Weighted-average shares outstanding — diluted	826,959	876,221	834,774	893,794

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 2,	December 28,
	2009	2007
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(6,479,492)	$277,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	626,402	618,404
Stock-based compensation expense	123,130	121,151
Impairment of assets held for sale	42,719	93,888
Deferred income taxes	(53,267)	(178,647)
Income tax benefit from the exercise of stock options	17,088	27,730
Excess income tax benefit from the exercise of stock options	(16,197)	(18,307)
Loss from joint venture	33,398	—
Realized and other than temporary impairment loss on investments	2,410	—
Impairment of goodwill	7,005,702	—
Other	14,263	3,253
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(157,069)	(165,392)
Inventories	5,835	9,224
Accounts payable	(20,279)	(13,249)
Accrued compensation and benefits	(44,638)	83,794
Deferred revenue	(49,006)	9,466
Income taxes payable	(17,569)	215,462
Other assets	67,752	58,856
Other liabilities	(37,641)	1,186

Net cash provided by operating activities	1,063,541	1,144,283
INVESTING ACTIVITIES:
Purchase of property and equipment	(215,232)	(209,129)
Proceeds from sales of property and equipment	39,547	—
Cash payments for business acquisitions, net of cash and cash equivalents acquired	(1,045,240)	(1,150,683)
Purchases of available-for-sale securities	(222,850)	(825,104)
Proceeds from sales of available-for-sale securities	679,345	830,903

Net cash used in investing activities	(764,430)	(1,354,013)
FINANCING ACTIVITIES:
Repurchase of common stock	(599,894)	(1,299,976)
Net proceeds from sales of common stock under employee stock benefit plans	189,020	164,162
Proceeds from short-term borrowing	—	200,000
Repayment of short-term borrowing	(200,000)	—
Excess income tax benefit from the exercise of stock options	16,197	18,307
Repayment of other long-term liability	(5,622)	(9,913)
Tax payments related to restricted stock issuance	(14,986)	(3,742)

Net cash used in financing activities	(615,285)	(931,162)
Effect of exchange rate fluctuations on cash and cash equivalents	(125,018)	66,347

Decrease in cash and cash equivalents	(441,192)	(1,074,545)
Beginning cash and cash equivalents	1,890,225	2,559,034

Ending cash and cash equivalents	$1,449,033	$1,484,489

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) as of January 2, 2009 and March 28, 2008 and for the three and nine months ended January 2, 2009 and December 28, 2007 have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet as of March 28, 2008 has been derived from the audited consolidated financial statements, however it does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. The results of operations for the three and nine months ended January 2, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and nine months ended in this report relate to fiscal periods ended January 2, 2009 and December 28, 2007. The three months ended January 2, 2009 and December 28, 2007 both consisted of 13 weeks. The nine months ended January 2, 2009 consisted of 40 weeks while the nine months ended December 28, 2007 consisted of 39 weeks.

Significant accounting policies

The following represents an update for the nine months ended January 2, 2009 to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Fair Value of Financial Instruments

Effective July 4, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for all of our financial assets and liabilities are recognized or disclosed at fair value on a recurring and nonrecurring basis (FASB Staff Position (“FSP”) FAS No. 157-1 eliminates leasing transactions from scope and FSP FAS No. 157-2 defers the effective date for one year for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis). See Note 2 of the Notes to Condensed Consolidated Financial Statements for further discussion.

Goodwill and Other Intangible Assets

Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we estimate the fair value of our businesses to which goodwill relates and determine the carrying value (book value) of the assets and liabilities related to those businesses. The first step in the goodwill impairment analysis is to determine if the estimated fair value is less than the carrying value of each reporting unit or business. If the estimated fair value is in fact, less than the carrying value for a particular business, then we are required to perform a second step in the goodwill impairment analysis to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business to determine the estimated fair value of goodwill. Only after this process is completed is the amount of any goodwill impairment determined.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to performing our second step in the goodwill impairment analysis, we assessed long-lived assets for impairment. Such long-lived assets included tangible and intangible assets recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Our preliminary conclusion is that such long-lived assets were not impaired as of January 2, 2009.

The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. In determining the carrying value of the reporting units, we had to apply judgment to allocate the assets and liabilities, such as accounts receivable and property and equipment, based on specific identification or relevant driver.

In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require an accretion as interest expense of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. As such, we will adopt the FSP in the first quarter of fiscal year 2010. Upon adoption, we expect the increase in non-cash interest expense recognized on our consolidated financial statements, and the decrease in deferred tax assets recognized on our consolidated financial statements, to be significant.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, The Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective March 29, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance. The adoption of the FSP did not have a material impact on our consolidated financial statements. See Note 2 for information and related disclosures regarding our fair value measurements.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	As of January 2, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Cash equivalents:
Money market funds	$263,904	$—	$—	$263,904
Bank securities and deposits	—	35,980	—	35,980
Short-term investments:
Government notes	—	49,968	—	49,968
Asset-backed securities	—	17,176	—	17,176
Corporate notes		9,007		9,007
Equity investments(1)	3,737	—	—	3,737
Deferred compensation plan assets(2)	—	10,534	—	10,534

	$267,641	$122,665	$—	$390,306

(1)	Equity investments relate to our investments in the securities of other public companies. Such investments are included in Short-term investments.

(2)	Deferred compensation plan assets are fund-of-funds and consist primarily of corporate equity securities. Such assets are included in Other current assets.

Certain financial assets and liabilities are not included in the table above because they are measured at fair value on a nonrecurring basis. These assets and liabilities include our non-public equity investments, convertible senior notes and bond hedge (including the derivative call option).

The effective date of FSP FAS No. 157-2 for measuring fair value of nonfinancial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis is the fiscal year starting April 4, 2009 and interim periods within that fiscal year. This deferral applies to us for such items as nonfinancial assets and liabilities initially measured at fair value in a business combination but not measured at fair value in subsequent periods, nonfinancial long-lived and intangible asset groups measured at fair value for an impairment assessment, reporting units measured at fair value as part of a goodwill impairment test, and nonfinancial restructuring liabilities.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Balance Sheet Information

	As of
	January 2,	March 28,
	2009	2008
	(In thousands)

Property and equipment, net:
Computer hardware and software	$1,020,874	$925,156
Office furniture and equipment	207,651	292,306
Buildings	492,199	492,857
Leasehold improvements	248,403	276,116

	1,969,127	1,986,435
Less: accumulated depreciation and amortization	(1,073,661)	(1,079,468)

	895,466	906,967
Land	76,774	94,783

Property and equipment, net	$972,240	$1,001,750

Note 4.	Comprehensive Income (Loss)

The components of comprehensive (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In thousands)

Net (loss) income	$(6,806,257)	$131,890	$(6,479,492)	$277,464
Other comprehensive (loss) income:
Reclassification adjustment	—	—	(4,824)	—
Change in cumulative translation adjustment, net of tax	(27,732)	100	607	12,401
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(825)	3,574	(1,552)	4,154

Total other comprehensive (loss) income	(28,557)	3,674	(5,769)	16,555

Comprehensive (loss) income	$(6,834,814)	$135,564	$(6,485,261)	$294,019

The reclassification adjustment relates to the realization of a foreign exchange translation resulting from the legal liquidation of foreign entities.

Accumulated other comprehensive income as of January 2, 2009 and March 28, 2008 primarily consisted of foreign currency translation adjustments.

Note 5.	Acquisitions

MessageLabs Purchase

On November 14, 2008, we completed the acquisition of MessageLabs Group Limited (“MessageLabs”), a nonpublic United Kingdom-based provider of managed services to protect, control, encrypt, and archive electronic communications. The acquisition complements our software-as-a-service (“SaaS”) business. In exchange for all

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voting equity interests, we paid $630 million in cash excluding cash acquired, which included acquisition-related costs of $8 million. No equity interests were issued. Of the aggregate purchase price, $20 million was allocated to tangible assets; $30 million to tax liabilities; $170 million to intangibles — consisting of $131 million in other intangible assets for customer relationships and tradenames and $39 million in acquired product rights for developed technology; and the remaining $470 million resulted in goodwill. The amount allocated to acquired product rights is being amortized over a weighted-average period of 4 years. The amount allocated to other intangible assets is being amortized over a weighted-average period of 8 years. Goodwill, none of which is deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of MessageLabs product offerings with our product offerings. The results of operations for MessageLabs, since the date of acquisition, were included as part of the Services segment. Supplemental proforma information for MessageLabs is not material to our financial results and therefore not included. In addition, the purchase price is subject to an adjustment of up to an additional $13 million in cash due to estimates in the initial purchase price that have yet to be finalized.

PC Tools Purchase

On October 6, 2008, we completed the acquisition of PC Tools Pty Ltd. (“PC Tools”), a nonpublic Australia-based provider of security and systems software. The acquisition complements our consumer security software business. In exchange for all voting equity interests, we paid $262 million in cash excluding cash acquired, which included acquisition-related costs. No equity interests were issued. Of the aggregate purchase price, $11 million was allocated to tangible assets, $23 million to tax liabilities, $101 million to intangibles — consisting of $66 million in other intangible assets for customer relationships and tradenames and $35 million in acquired product rights for developed technology; and the remaining $173 million resulted in goodwill. The amount allocated to acquired product rights is being amortized over a weighted-average period of 5 years. The amount of $35 million allocated to other intangible assets is being amortized over a weighted-average period of 6 years while the remaining amount of $31 million has an indefinite life. Goodwill, most of which is deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of PC Tools’ product offerings with our product offerings. The results of operations for PC Tools, since the date of acquisition, were included as part of the Consumer Products segment. Supplemental proforma information for PC Tools is not material to our financial results and therefore not included. In addition, the purchase price is subject to a contingent consideration adjustment of up to an additional $30 million in cash if PC Tools achieves certain billings and expense targets for the six month period ending on April 3, 2009.

nSuite Purchase

On August 8, 2008, we completed the acquisition of nSuite Technologies, Inc. (“nSuite”), a nonpublic Massachusetts-based provider of connection broker technology. The acquisition complements our endpoint virtualization portfolio and strategy. The connection broker technology of nSuite is utilized in an endpoint virtualization platform to validate users, perform basic security functions, connect users with the correct applications and manage the transfer of virtual resources within the data center. In exchange for all voting equity interests, we paid $20 million in cash, which included acquisition-related costs. No equity interests were issued. Of the aggregate purchase price, $5 million was allocated to acquired product rights for developed technology, and the remaining $15 million resulted in goodwill. The amount allocated to acquired product rights is being amortized over a weighted-average period of 6 years. Goodwill, all of which is deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of nSuite’s product offerings with our product offerings. The results of operations for nSuite, since the date of acquisition, were included as part of the Security and Compliance segment. Supplemental proforma information for nSuite is not material to our financial results and therefore not included.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SwapDrive Purchase

On June 6, 2008, we completed the acquisition of SwapDrive, Inc. (“SwapDrive”), a nonpublic Washington D.C.-based provider of online storage products. SwapDrive was acquired to strengthen and expand the Norton consumer portfolio by leveraging online backup and storage platform technologies. In exchange for all voting equity interests, we paid $124 million in cash, which included acquisition-related costs. No equity interests were issued. Of the aggregate purchase price, $6 million was allocated to tangible assets; $40 million was allocated to intangibles — consisting of $8 million in other intangible assets for customer relationships and $32 million in acquired product rights for developed technology; and the remaining $78 million resulted in goodwill. The amount allocated to acquired product rights is being amortized over a weighted-average period of 5 years. The amount allocated to other intangible assets is being amortized over a weighted-average period of 8 years. Goodwill, none of which is deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of SwapDrive’s product offerings with our product offerings. The results of operations for SwapDrive, since the date of acquisition, were included as part of the Consumer Products segment. Supplemental proforma information for SwapDrive is not material to our financial results and therefore not included.

AppStream Purchase

On April 18, 2008, we completed the acquisition of AppStream, Inc. (“AppStream”), a nonpublic Palo Alto, California-based provider of endpoint virtualization software. AppStream was acquired to complement our endpoint management and virtualization portfolio and strategy. AppStream’s application streaming technology provides an on-demand delivery mechanism that leverages application virtualization to enable greater flexibility and control. In exchange for all voting equity interests, we paid $53 million in cash, which included acquisition-related costs. No equity interests were issued. Of the aggregate purchase price, $15 million was allocated to tangible assets, $11 million to acquired product rights for developed technology, and the remaining $27 million resulted in goodwill. The amount allocated to acquired product rights is being amortized over a weighted-average period of 5 years. Goodwill, none of which is deductible for tax purposes, resulted primarily from our expectation of synergies from the integration of AppStream’s product offerings with our product offerings. The results of operations for AppStream, since the date of acquisition, were included as part of the Security and Compliance segment. Supplemental proforma information for AppStream is not material to our financial results and therefore not included.

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

The contribution of assets to the joint venture was accounted for at its carrying value. The historical carrying value of the assets contributed by Symantec comprised a significant portion of the net assets of the joint venture. As a result, our carrying value of the investment in the joint venture exceeded our proportionate share in the underlying net assets of the joint venture by approximately $75 million upon formation of the joint venture. As the contributions for both Symantec and Huawei were recorded at historical carrying value by the joint venture, this basis difference is attributable to the contributed identified intangible assets. The basis difference is being amortized over a weighted-average period of 9 years, the estimated useful lives of the underlying identified intangible assets to which the basis difference is attributed.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. In determining our share of the joint venture’s net income or loss, we adjust the joint venture’s reported results to recognize the amortization expense associated with the basis difference. For the nine months ended January 2, 2009, we recorded a loss of approximately $33 million related to our share of the joint venture’s net loss, including the amortization of the basis difference described above, for the joint venture’s period ended September 30, 2008. This loss is included in the accompanying Condensed Consolidated Statements of Operations under the caption “Loss from joint venture.” The carrying value of our investment in the joint venture as of January 2, 2009 was approximately $117 million.

Summarized unaudited statement of operations information for the joint venture and the calculation of our share of the joint venture’s loss are as follows:

		For the Period from
	Three Months Ended	February 5, 2008 to
	September 30, 2008	September 30, 2008
	(In thousands)

Net revenues	$5,927	$6,396
Gross margin	1,512	1,126
Net loss, as reported by the joint venture	$(29,114)	$(56,712)
Symantec’s ownership interest	49%	49%

Symantec’s proportionate share of net loss	(14,266)	(27,789)
Adjustment for amortization of basis difference	(2,205)	(5,609)

Loss from joint venture	$(16,471)	$(33,398)

Note 7.	Goodwill, Acquired Product Rights, and Other Intangible Assets

Goodwill

We account for goodwill and other intangible assets in accordance with SFAS No. 142. In accordance with SFAS No. 142, we allocate goodwill to our reporting units, which are the same as our operating segments, except for the Services operating segment, which includes the reporting units SaaS and Other Services. Goodwill is allocated as follows:

	Consumer	Security and	Storage and Server			Total
	Products	Compliance	Management	Services		Company
	(In thousands)

Balance as of March 28, 2008	$102,810	$4,080,717	$6,665,734	$358,096		$11,207,357
Operating segment reclassification(1)	—	(84,376)	—	84,376		—
Goodwill acquired through business combinations(2)	251,281	43,078	—	470,280		764,639
Goodwill adjustments(3)	4,420	(3,336)	(6,347)	(5,353)		(10,616)
Goodwill impairment	—	(2,533,448)	(3,942,900)	(529,354	)(4)	(7,005,702)

Balance as of January 2, 2009	$358,511	$1,502,635	$2,716,487	$378,045		$4,955,678

(1)	In the first quarter of fiscal year 2009, we moved Altiris services from the Security and Compliance segment to the Services segment. As a result of this reclassification, the above adjustment was made in accordance with SFAS No. 142.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	See Note 5 for acquisitions.

(3)	Reflects adjustments made to goodwill of prior acquisitions as a result of tax adjustments, primarily related to stock-based compensation.

(4)	Includes impairment of $442 million in Other Services reporting unit and $87 million in SaaS reporting unit.

In accordance with SFAS No. 142, we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

During our quarter ended January 2, 2009, based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. As of the date of this filing, we have not completed this analysis due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit. However, based on the work performed to date, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a non-cash goodwill impairment charge of approximately $7 billion, representing our best estimate of the impairment loss, during the third quarter of fiscal 2009.

We expect to finalize our goodwill impairment analysis during the fourth quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the fiscal year ended April 3, 2009.

Acquired product rights, net

Acquired product rights subject to amortization are as follows:

	As of January 2, 2009
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Developed technology	$1,780,207	$(1,301,750)	$478,457	1 year
Patents	75,595	(43,578)	32,017	3 years

	$1,855,802	$(1,345,328)	$510,474	1 year

	As of March 28, 2008
	Gross
	Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Developed technology	$1,655,895	$(1,045,383)	$610,512	2 years
Patents	71,313	(32,875)	38,438	3 years

	$1,727,208	$(1,078,258)	$648,950	2 years

During the three months ended January 2, 2009 and December 28, 2007, amortization expense for acquired product rights was $90 million and $85 million, respectively. During the nine months ended January 2, 2009 and

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 28, 2007, amortization expense for acquired product rights was $262 million and $263 million, respectively. Amortization of acquired product rights is included in Cost of revenues in the Condensed Consolidated Statements of Operations.

Amortization expense for acquired product rights, based upon our existing acquired product rights and their current useful lives as of January 2, 2009, is estimated to be as follows (in thousands):

Remainder of fiscal 2009	$91,039
2010	229,795
2011	98,514
2012	56,164
2013	23,437
Thereafter	11,525

Total	$510,474

Other intangible assets, net

Other intangible assets are as follows:

	As of January 2, 2009
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Customer base	$1,834,652	$(686,020)	$1,148,632	5 years
Definite-lived tradenames	125,263	(48,513)	76,750	6 years
Indefinite-lived tradenames	53,283	—	53,283	Indefinite

	$2,013,198	$(734,533)	$1,278,665	5 years

	As of March 28, 2008
	Gross Carrying	Accumulated	Net Carrying	Weighted-Average
	Amount	Amortization	Amount	Remaining Life
	(In thousands)

Customer base	$1,661,683	$(526,512)	$1,135,171	5 years
Definite-lived tradenames	125,203	(38,933)	86,270	7 years
Indefinite-lived tradenames	22,083	—	22,083	Indefinite

	$1,808,969	$(565,445)	$1,243,524	6 years

During the three months ended January 2, 2009 and December 28, 2007, amortization expense for other intangible assets was $61 million and $55 million, respectively. During the nine months ended January 2, 2009 and December 28, 2007, amortization expense for other intangible assets was $172 million and $169 million, respectively. Amortization of other intangible assets is included in Operating expenses in the Condensed Consolidated Statements of Operations.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for other intangible assets, based upon our existing other intangible assets and their current useful lives as of January 2, 2009, is estimated to be as follows (in thousands):

Remainder of fiscal 2009	$61,428
2010	244,464
2011	243,701
2012	241,609
2013	239,640
Thereafter	194,540

Total(1)	$1,225,382

(1)	Does not include Indefinite-lived tradenames as they are not subject to amortization.

Note 8.	Line of Credit

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, amortization and impairments) as well as various other non-financial covenants.

On November 29, 2007, we borrowed $200 million under this credit agreement to partially finance our acquisition of Vontu with an interest rate of 4.7075% per annum due and payable quarterly. During the first quarter of fiscal 2009, we repaid the entire Line of Credit principal amount of $200 million plus accrued interest of $3 million. Total interest expense associated with this borrowing was approximately $6 million. As of January 2, 2009, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

Note 9.	Assets Held for Sale

In accordance with the provisions of SFAS No. 144, land and buildings held for sale are classified on our Condensed Consolidated Balance Sheets as Other current assets. We believe that these sales will be completed no later than the third quarter of fiscal 2010. The following table summarizes the changes in assets held for sale:

				Reclassed
	As of March 28,	Added	Sold	Properties and	As of January 2,
	2008	Properties	Properties	Adjustments	2009
	(In thousands)

Assets held for sale	$39,568	$107,082	$(38,203)	$(44,165)	$64,282

In December 2008, following a review of our real estate holdings, we decided to retain two buildings we had previously committed to sell. As a result, on the January 2, 2009 Condensed Consolidated Balance Sheet, these buildings were reclassified at their fair value to the “Property and equipment, net” caption rather than the “Other current assets” caption, where they had been classified previously.

SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell and thus we have recorded impairment losses of $17 million and $43 million during the three and nine months ended January 2, 2009, respectively.

During the second quarter of fiscal 2009, we sold two of our properties previously classified as assets held for sale for cash proceeds of $40 million. The gain and the loss on the sales were not significant.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Stock Repurchases

For the three months ended January 2, 2009, we repurchased 16.1 million shares of our common stock at prices ranging from $10.34 to $13.60 per share for an aggregate amount of $200 million. For the nine months ended January 2, 2009, we repurchased 35.1 million shares of our common stock at prices ranging from $10.34 to $22.64 per share for an aggregate amount of $600 million. As of January 2, 2009, an aggregate of $400 million remained authorized for future repurchases from the June 14, 2007 stock repurchase plan.

Note 11.	Earnings Per Share

The components of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In thousands, except per share data)

Net (loss) income per share — basic:
Net (loss) income	$(6,806,257)	$131,890	$(6,479,492)	$277,464

Net (loss) income per share — basic	$(8.23)	$0.15	$(7.76)	$0.32
Weighted average outstanding common shares	826,959	859,997	834,774	875,971
Net (loss) income per share — diluted:
Net (loss) income	$(6,806,257)	$131,890	$(6,479,492)	$277,464

Net (loss) income per share — diluted	$(8.23)	$0.15	$(7.76)	$0.31
Weighted-average outstanding common shares	826,959	859,997	834,774	875,971
Shares issuable from assumed exercise of options	—	14,687	—	16,396
Dilutive impact of restricted stock and restricted stock units	—	1,537	—	1,427

Total weighted-average shares outstanding — diluted	826,959	876,221	834,774	893,794

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In thousands)

Stock options	70,086	62,768	61,333	61,570
Restricted stock units	9,015	17	1,796	15
Dilutive impact of assumed conversion of Senior Notes using the treasury stock method	—	—	201	—

	79,101	62,785	63,330	61,585

For the three and nine months ended January 2, 2009 and December 28, 2007, the effect of the warrants issued and options purchased in connection with the convertible senior notes were excluded for the reasons discussed in

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Note 12.	Stock-based Compensation

We currently have in effect certain stock purchase plans, stock award plans, and equity incentive plans, as described in detail in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. These plans were amended in several respects during the second quarter of fiscal 2009. At our 2008 Annual Meeting held in September 2008, our stockholders approved (a) the amendment of our 2004 Equity Incentive Plan to reserve an additional 50,000,000 shares of our common stock for issuance thereunder, and (b) the adoption of our 2008 Employee Stock Purchase Plan including the reservation of 20,000,000 shares of common stock for issuance thereunder, with the first purchase period thereunder to commence on February 16, 2009. The 2008 Employee Stock Purchase Plan replaces the 1998 Employee Stock Purchase Plan, as amended, which terminates pursuant to its terms on January 1, 2009 subject to completion of the final purchase period under the 1998 Employee Stock Purchase Plan on February 15, 2009.

Valuation of stock-based awards

Changes in the Black-Scholes valuation assumptions and our estimated forfeiture rate may change the estimate of fair value for stock-based compensation and the related expense recognized. There have not been any material changes to our stock-based compensation expense due to changes in our valuation assumptions of stock-based awards as described in detail in Note 15 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. The net effect of the forfeiture rate adjustment based upon actual results was a decrease to our stock-based compensation expense for the three and nine months ended January 2, 2009 by approximately $10 million.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and nine months ended January 2, 2009 and December 28, 2007:

	Three Months Ended		Nine Months Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In thousands, except per share data)

Cost of revenues — Content, subscriptions, and maintenance	$2,403	$2,987	$8,545	$9,940
Cost of revenues — Licenses	636	890	2,370	2,832
Sales and marketing	14,731	14,013	52,263	42,433
Research and development	10,951	14,431	38,104	43,439
General and administrative	4,914	7,097	21,848	22,507

Total stock-based compensation expense	33,635	39,418	123,130	121,151
Tax benefit associated with stock-based compensation expense	8,788	10,076	34,173	29,788

Net effect of stock-based compensation expense on operations	$24,847	$29,342	$88,957	$91,363

Net effect of stock-based compensation expense on earnings per share — basic	$0.03	$0.03	$0.11	$0.10

Net effect of stock-based compensation expense on earnings per share — diluted	$0.03	$0.03	$0.11	$0.10

As of January 2, 2009, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options, Restricted Stock Units (“RSUs”), and Restricted Stock Agreements (“RSAs”), was $94 million, $91 million, and $0.1 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2.3 years for stock options, 2.2 years for RSUs, and 0.1 years for RSAs.

The weighted-average fair value per stock option granted during the nine months ended January 2, 2009 and December 28, 2007, including assumed options, was $5.29 and $6.12, respectively. The total intrinsic value of options exercised during the nine months ended January 2, 2009 and December 28, 2007, including assumed options, was $101 million and $116 million, respectively.

The weighted-average fair value per RSU granted during the nine months ended January 2, 2009 and December 28, 2007, including assumed RSUs, was $19.67 and $19.45 respectively. The fair value of RSUs granted for the nine months ended January 2, 2009 and December 28, 2007 was $186 million and $68 million, respectively. The total fair value of RSUs that vested during the nine months ended January 2, 2009 and December 28, 2007, including assumed RSUs, was $50 million and $14 million, respectively.

Note 13.	Restructuring

Our restructuring costs consist of severance, benefits, facilities and other costs. Severance and benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities’ costs generally include rent expense less expected sublease income, lease termination costs, asset abandonment costs and the effects of foreign currency exchange. Other costs generally include relocation, consulting services and asset impairments. Restructuring expenses generally do not impact a particular reporting segment and are included in the “Other” reporting segment.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring charges were $46 million and $23 million for the three months ended January 2, 2009 and December 28, 2007, respectively. Charges for the fiscal 2009 period were primarily for severance and benefits related to the headcount reduction action in the 2009 Restructuring Plan. Charges for the fiscal 2008 period were primarily for severance and benefits related to headcount reduction action in the 2008 Restructuring Plan. Restructuring charges were $73 million and $52 million for the nine months ended January 2, 2009 and December 28, 2007, respectively. Restructuring charges for the fiscal 2009 period were primarily for severance and benefits related to the first action in the 2009 Restructuring Plan and second action in the 2008 Restructuring Plan. Restructuring charges for the fiscal 2008 period were primarily for severance and benefits related to the first action in the 2008 Restructuring Plan and the first action in the 2007 Restructuring Plan.

2009 Restructuring Plan (“2009 Plan”)

In third quarter of fiscal 2009, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. Charges related to this action are for severance and benefits. These actions were initiated in the third quarter of fiscal 2009 and are expected to be substantially completed in fiscal 2010. Total remaining costs are not expected to be material.

•	Consolidate facilities. Charges related to this action will primarily be other charges associated with moving costs. These actions have not been initiated and costs are expected to be substantially recognized in fiscal 2010.

2008 Restructuring Plan (“2008 Plan”)

In third quarter of fiscal 2008, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in the third quarter of fiscal 2008 and was substantially completed in the fourth quarter of fiscal 2008. Charges related to this action are for severance and benefits. Total remaining costs are not expected to be material.

•	Reduce operating costs, implement management structure changes, optimize the business structure and discontinue certain products. Charges related to these actions are for severance and benefits and asset impairments. These actions were initiated in the third quarter of fiscal 2008 and are expected to be completed in fiscal 2010. Total remaining costs for the 2008 Plan are estimated to range from $10 million to $20 million.

•	Outsource certain back office functions worldwide. Charges related to these actions are for severance and benefits and other consulting costs. These actions were initiated in the second quarter of fiscal 2009 and are expected to be completed in fiscal 2011. Total remaining costs, primarily for severance, benefits and outsourcing transition and transformation costs, are estimated to range from $30 million to $50 million.

Prior and Acquisition-Related Restructuring Plans

Prior Year Restructuring Plans

2007 Restructuring Plan.  In fiscal 2007, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. This action was initiated and substantially completed in the first quarter of fiscal 2008. Charges related to this action are for severance and benefits. Total remaining costs are not expected to be material.

•	Consolidate and exit certain facilities related to earlier acquisitions. Restructuring liabilities related to excess facilities are expected to be paid through the second quarter of fiscal 2010 and are not material as of January 2, 2009. Total remaining costs are not expected to be material.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Restructuring Plan.  In fiscal 2006, management approved and initiated a plan to consolidate and exit certain facilities. Restructuring liabilities related to excess facilities are expected to be paid through the fourth quarter of fiscal 2018. Total remaining costs are not expected to be material.

Acquisition-Related Restructuring Plans

Restructuring liabilities related to acquisitions as of January 2, 2009 were $10 million, consisting primarily of excess facilities obligations related to the Veritas acquisition and Vontu acquisitions. Acquisition-related restructuring liabilities are expected to be paid between fiscal 2011 and fiscal 2014. Total remaining costs are not expected to be material.

	Restructuring Liability
		Costs,				Cumulative
	March 28,	Net of	Cash	Non-Cash	January 2,	Incurred
	2008	Adjustments(1)	Payments	Settlements	2009	to Date
	(In thousands)

2009 Restructuring Plan:
Severance	$—	$37,020	$(19,010)	$—	$18,010	$37,020
2008 Restructuring Plan:
Severance	16,337	15,260	(27,366)	—	4,231	56,885
Asset impairments	—	2,687	—	(2,687)	—	2,687
Other	—	8,833	(8,833)	—	—	8,833
Prior Years & Acquisition Restructuring Plans:
Severance	20	1,873	(950)	—	943	119,581
Facilities	14,263	6,927	(8,483)	—	12,707	43,080

Total	$30,620	$72,600	$(64,642)	$(2,687)	$35,891

Balance Sheet:
Other current liabilities	$24,062				$30,137
Other long-term liabilities	6,558				5,754

	$30,620				$35,891

(1)	Total net adjustments or reversals for the three and nine months ended January 2, 2009 were not significant.

Note 14.	Income Taxes

The effective tax rate was approximately (0.5)% and 36% for the three month periods and (3)% and 35% for the nine months ended January 2, 2009 and December 28, 2007, respectively. The tax expense for the three and nine months ended January 2, 2009 includes a $44 million tax benefit associated with the $7 billion impairment of goodwill, materially impacting the overall effective tax rate. The effective tax rates for all periods otherwise reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credits, offset by state income taxes and non-deductible stock-based compensation. The provision for the three months ended January 2, 2009 reflects a revised forecast tax rate for the year of 34% prior to taking into consideration the goodwill impairment, and a resulting 3% benefit to true-up estimated taxes provided in the first two quarters of the year. The provision for the nine months ended January 2, 2009 is 31% prior to taking into consideration the goodwill impairment, reflecting non-recurring tax benefits recorded in the June and September quarters (including a $5 million tax benefit in the June 2008 quarter related to a favorable Irish settlement; a $7 million tax benefit in the September 2008 quarter from interest savings as a result of the IRS agreement on the treatment of the 2005 dividend from a Veritas international subsidiary; and a $5 million tax benefit in the September 2008 quarter from favorable prior year items including the retroactive reinstatement of the U.S. federal research credit).

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $44 million net tax benefit arising from the impairment of goodwill consists of a $100 million tax benefit from elements of tax deductible goodwill, net of a $56 million tax provision resulting from an increase in our valuation allowances on certain deferred tax assets that will require an extended period of time to realize. As a result of the impairment of goodwill, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. We considered the following as positive evidence: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2004 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California, Japan, and India. As of January 2, 2009, we continue to be under examination by the IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe additional taxes, plus interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. The incremental tax liability asserted by the IRS was $867 million, excluding penalties and interest. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. The IRS answered our petition on August 30, 2006, at which point the dispute was docketed for trial. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS also agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.

We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and Treasury regulations in existence for the years at issue, and that our previously reported income tax provision for the years in question is appropriate. If, upon resolution, we are required to pay an amount in excess of our provision for this matter, based upon current accounting authority, the incremental amounts due would be accounted for principally as additions to the cost of the Veritas purchase price. Any incremental interest accrued subsequent to the date of the Veritas acquisition would be recorded as an expense in the period the matter is resolved.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

After Veritas announced in January 2003 that it would restate its financial results as a result of transactions entered into with AOL Time Warner in September 2000, numerous separate complaints purporting to be class actions were filed in the United States District Court for the Northern District of California alleging that Veritas and some of its officers and directors violated provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaints contain varying allegations, including that Veritas made materially false and misleading statements with respect to its 2000, 2001 and 2002 financial results included in its filings with the SEC, press releases and other public disclosures. A consolidated complaint entitled In Re VERITAS Software Corporation Securities Litigation was filed by the lead plaintiff on July 18, 2003. On February 18, 2005, the parties filed a Stipulation of Settlement in the class action. On March 18, 2005, the Court entered an order preliminarily approving the class action settlement. Pursuant to the terms of the settlement, a $35 million settlement fund was established on March 25, 2005. Veritas’ insurance carriers provided for the entire amount of the settlement fund. In July 2007, the Court of Appeals vacated the settlement, finding that the notice of settlement was inadequate. The matter was returned to the District Court for further proceedings, including reissuance of the notice, and the District Court again approved the settlement and dismissed the matter.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of fiscal 2009, we settled a patent lawsuit in which the result was a gain of approximately $10 million reflected in the Condensed Consolidated Statement of Operations under the caption “Patent settlement.”

Note 16.	Segment Information

During the first quarter of fiscal 2009, we changed our reporting segments to better align our operating structure. Altiris services that were formerly included in the Security and Compliance segment were moved to the Services segment. This move is a result of operational changes in our Services segment and the continued integration of our Altiris business. We revised the segment information for the prior year to conform to the new presentation. As of January 2, 2009, our five operating segments are:

•	Consumer Products. Our Consumer Products segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, archiving, messaging management, and data loss prevention solutions that allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing enterprise and large enterprise customers with storage and server management, backup, and data protection solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. Our services include consulting, business critical, education, SaaS and managed security services.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information

The following table presents a summary of our operating segments:

			Storage and
	Consumer	Security and	Server			Total
	Products	Compliance	Management	Services	Other	Company
	(In thousands)

Three months ended January 2, 2009:
Net revenues	$432,290	$394,612	$568,484	$118,199	$369	$1,513,954
Percentage of total net revenues	29%	26%	37%	8%	0%	100%
Operating income (loss)	224,350	106,738	300,395	4,126	(7,408,511)	(6,772,902)
Operating margin of segment	52%	27%	53%	3%	*
Depreciation and amortization expense	4,120	5,751	11,764	3,914	189,286	214,835
Three months ended December 28, 2007:
Net revenues	$440,206	$410,250	$561,694	$102,606	$495	$1,515,251
Percentage of total net revenues	29%	27%	37%	7%	0%	100%
Operating income (loss)	224,974	82,576	253,834	(3,219)	(362,391)	195,774
Operating margin of segment	51%	20%	45%	(3)%	*
Depreciation and amortization expense	1,763	6,389	14,891	2,363	175,505	200,911
Three months ended period over period comparison:
Operating income (loss)	$(624)	$24,162	$46,561	$7,345	$(7,046,120)	$(6,968,676)
Operating income percentage year over year change	0%	29%	18%	*	*
Nine months ended January 2, 2009:
Net revenues	$1,342,275	$1,241,251	$1,755,949	$341,536	$1,275	$4,682,286
Percentage of total net revenues	29%	27%	37%	7%	0%	100%
Operating income (loss)	735,158	250,325	914,451	1,347	(8,178,822)	(6,277,541)
Operating margin of segment	55%	20%	52%	0%	*
Depreciation and amortization expense	10,128	18,753	37,972	9,648	549,901	626,402
Nine months ended December 28, 2007:
Net revenues	$1,297,464	$1,186,441	$1,575,231	$274,478	$1,064	$4,334,678
Percentage of total net revenues	30%	28%	36%	6%	0%	100%
Operating income (loss)	685,133	191,826	627,825	(35,961)	(1,079,964)	388,859
Operating margin of segment	53%	16%	40%	(13)%	*
Depreciation and amortization expense	5,154	19,569	45,248	7,787	540,646	618,404
Nine months ended period over period comparison:
Operating income (loss)	$50,025	$58,499	$286,626	$37,308	$(7,098,858)	$(6,666,400)
Operating income percentage year over year change	7%	30%	46%	104%	*

*	Percentage not meaningful

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended March 28, 2008. We encourage you to read that section carefully.

Fiscal Calendar

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three and nine month ended periods in this report relate to fiscal periods ended January 2, 2009 and December 28, 2007. The January 2, 2009 and December 28, 2007 quarters both consisted of 13 weeks. The nine months ended January 2, 2009 consisted of 40 weeks while the nine months ended December 28, 2007 consisted of 39 weeks.

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

Despite a challenging economic environment, Symantec delivered solid revenue performance for the three and nine months ended January 2, 2009 due to the recurring nature of our business and the mission-critical nature of our storage, backup, data loss prevention and archiving products. In addition, we continued to tightly manage expenses. Foreign currency negatively impacted our fiscal 2009 third quarter results compared to the year ago period.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer Products, Security and Compliance, Storage and Server Management, Services, and Other. During the June 2008 quarter , we changed our reporting segments to better align our operating structure, resulting in the Altiris services that were formerly included in the Security and Compliance segment being moved to the Services segment. We revised the segment information for the prior year to conform to the new presentation. For further descriptions of our operating segments, see Note 16 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Revenue for the three months ended January 2, 2009 declined slightly compared to the three months ended December 28, 2007. Revenue declined in the Europe, Middle East, Africa (“EMEA”) region and in our Security and Compliance and Consumer Products segments for the three months ended January 2, 2009. The global economic slowdown increased competitive pricing pressures and led to longer lead times in the sales of some of our products. If the challenging economic conditions affecting global markets continue or deteriorate further, we may experience slower or negative revenue growth and our business and operating results might suffer. In light of these economic conditions, we will continue to align our cost structure with our revenue expectations.

During the nine months ended January 2, 2009, we delivered revenue growth across all of our geographic regions as compared to the same periods last year and experienced revenue growth in all of our segments.

Our net loss was $6.8 billion and $6.5 billion, for the three and nine months ended January 2, 2009, respectively, as compared to our net income of $132 million and $277 million for the three and nine months ended December 28, 2007, respectively. The lower net income for fiscal 2009 periods as compared to the same periods last year was primarily due to a non-cash impairment charge related to goodwill of approximately $7 billion.

Fluctuations in the U.S. dollar compared to foreign currencies negatively impacted our international revenue by approximately $56 million during the three months ended January 2, 2009 and positively impacted our international revenue by $98 million during the nine months ended January 2, 2009, in each case as compared to the same period last year. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

During our quarter ended January 2, 2009, based on a combination of factors, including the current economic environment and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. Although we have not yet completed this analysis, we have concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we have recorded a $7 billion non-cash goodwill impairment charge during the third quarter of fiscal 2009.

We expect to finalize the goodwill impairment analysis during the fourth quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed.

Critical Accounting Estimates

Other than the changes set forth below, there have been no changes in our critical accounting estimates during the nine months ended January 2, 2009, as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Income Taxes

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

As of January 2, 2009, our financial instruments measured at fair value on a recurring basis included $390 million of assets. Our cash equivalents, which primarily consist of money market funds and bank securities total $300 million which is 77% of our total financial instruments measured at fair value on a recurring basis.

As of January 2, 2009, $268 million were classified as Level 1, most of which represents investments in money market funds. These were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment.

As of January 2, 2009, $123 million were classified as Level 2, $36 million and $50 million (22% together of total financial instruments fair valued on a recurring basis) of which represent investments in bank securities and government notes, respectively. These were classified as Level 2 because their valuations were based on pricing models with all significant inputs derived from or corroborated by observable market prices for identical securities in markets with insufficient volume or infrequent transactions (less active markets). Level 2 inputs also generally include non-binding market consensus prices that are corroborated by observable market data; quoted prices for similar instruments; model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities or quoted prices for similar assets or liabilities. The level of judgment and subjectivity involved with Level 2 instruments generally includes:

•	Determining which instruments are most similar to the instrument being priced and identifying a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively selecting an individual security or multiple securities that are deemed most similar to the security being priced. For our financial instruments classified as Level 2 at January 2, 2009, identical securities were used for determining fair value.

•	Determining whether a market is considered active. An assessment of an active market for marketable securities generally takes into consideration trading volume for each instrument type or whether a trading market exists for a given instrument. Our Level 2 financial instruments were so classified due to either low trading activity in active markets or no active market existed. Where no active market existed, amortized cost was used and was assumed to equate to fair value because of the short maturities.

•	Determining which model-derived valuations to use in determining fair value. When observable market prices for identical securities or similar securities are not available, we may price marketable securities using: non-binding market consensus prices that are corroborated with observable market data; or pricing models, such as discounted cash flow approaches, with all significant inputs derived from or corroborated with observable market data. In addition, the credit ratings for issuers of debt instruments in which we are invested could change, which could lead to lower fair values. During the third quarter of 2009, the fair value of $17 million of fixed-income securities was determined using benchmark pricing models for identical or similar securities.

As of January 2, 2009, we have no financial instruments with unobservable inputs as classified in Level 3 under the SFAS No. 157 hierarchy. Level 3 instruments generally would include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

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

We review goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In testing for a potential impairment of goodwill, we allocate goodwill to our various businesses to which the acquired goodwill relates; estimate the fair value of our businesses to which goodwill relates; and determine the carrying value (book value) of the assets and liabilities related to those businesses. The first step in the goodwill impairment analysis is to determine if the estimated fair value is less than the carrying value of each reporting unit. If the estimated fair value is in fact, less than the carrying value for a particular business, then we are required to perform a second step in the goodwill impairment analysis to estimate the fair value of all identifiable assets and liabilities of the business, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of any goodwill impairment determined.

Prior to performing our second step in the goodwill impairment analysis, we are required to assess long-lived assets for impairment. Such long-lived assets included tangible and intangible assets recorded in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Our preliminary conclusion is that such long-lived assets were not impaired as of January 2, 2009.

The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. In determining the carrying value of the reporting units, we had to apply judgment to allocate the assets and liabilities, such as accounts receivable and property and equipment, based on specific identification or relevant driver.

In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Net revenues	$1,513,954	$1,515,251	$(1,297)	0%	$4,682,286	$4,334,678	$347,608	8%

Net revenues decreased slightly for the three months ended January 2, 2009, as compared to the same period last year, primarily due to a $31 million decrease in Licenses revenues. This decrease was partially offset by a $29 million increase in Content, subscriptions, and maintenance revenues. This net decrease was primarily driven by decreased revenues in our Security and Compliance segment partially offset by increased revenues in our Services segment. Foreign currencies had a negative impact on net revenues for the three months ended January 2, 2009 as compared to the same period last year due to the strengthening U.S. dollar compared to the prior year period. Furthermore, the global economic slowdown has increased competitive pricing pressure and lead time to close on sales for some of our products. While we cannot predict the intensity or duration of this slowdown, we believe the recurring nature of our business and the mission-critical nature of our products position us well in this challenging environment.

Net revenues increased for the nine months ended January 2, 2009, as compared to the same period last year, primarily due to a $298 million increase in Content, subscriptions, and maintenance revenues coupled with a $50 million increase in Licenses revenues. These increases were primarily related to increased revenues in our Storage and Server Management and Services segments. In addition, revenues for the nine months ended January 2,

2009 benefited from additional amortization of deferred revenue of approximately $75 million as a result of the fiscal 2009 period comprising one more week than the fiscal 2008 period.

The revenue changes for the three and nine months ended January 2, 2009 discussed above are further described in the discussions that follow.

Content, subscriptions, and maintenance revenues

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Content, subscriptions, and maintenance revenues	$1,196,938	$1,167,443	$29,495	3%	$3,668,645	$3,371,126	$297,519	9%
Percentage of total net revenues	79%	77%			78%	78%

Content, subscriptions, and maintenance revenues increased for the three and nine months ended January 2, 2009 as compared to the same periods last year primarily due to an increase in revenue from the Storage and Server Management and Services segments. For the three and nine months ended January 2, 2009, Storage and Server Management increased by $29 million and $135 million, respectively, and Services increased by $22 million and $87 million, respectively. The increase in these two segments’ revenue is largely attributable to demand for our Storage and Server Management products and consulting services as a result of increased demand for security and storage solutions. This increased demand was driven by the proliferation of structured and unstructured data, and increasing sales of services in conjunction with our license sales as a result of our focus on offering our customers a more comprehensive IT solution. Furthermore, growth in our customer base through acquisitions and new license sales results in an increase to Content, subscriptions, and maintenance revenues because a large amount of our customers renew their annual maintenance contracts. Content, subscriptions, and maintenance revenues from our Consumer Products and Security and Compliance segments decreased by approximately $12 million and $9 million, respectively, for the three months ended January 2, 2009 and increased by approximately $33 million and $43 million, respectively, during the nine months ended January 2, 2009.

Licenses revenues

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Licenses revenues	$317,016	$347,808	$(30,792)	(9)%	$1,013,641	$963,552	$50,089	5%
Percentage of total net revenues	21%	23%			22%	22%

Licenses revenues decreased for the three months ended January 2, 2009 as compared to the same period last year primarily due to a decrease of $22 million in revenue related to our Security and Compliance products. This decrease is primarily a result of the challenging economic environment and a decline in demand from small and medium businesses.

Licenses revenues increased for the nine months ended January 2, 2009 as compared to the same period last year primarily due to an increase of $46 million in revenue related to our Storage and Server Management products. These increases are a result of increased demand for storage solutions driven by the proliferation of structured and unstructured data.

Net revenue and operating income by segment

Consumer Products segment

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Consumer Products revenues	$432,290	$440,206	$(7,916)	(2)%	$1,342,275	$1,297,464	$44,811	3%
Percentage of total net revenues	29%	29%			29%	30%
Consumer Products operating income	$224,350	$224,974	$(624)	0%	$735,158	$685,133	$50,025	7%
Percentage of Consumer Products revenues	52%	51%			55%	53%

Consumer Products revenues decreased for the three months ended January 2, 2009 as compared to the same period last year primarily due to a decrease from our core consumer security products in the retail channel and to a lesser extent due to the unfavorable impact of foreign currencies on the U.S. dollar. This decrease was partially offset by an increase in revenue for our consumer services and our PC Tools security products. The revenue from our consumer products is generally recognized ratably over the 12 months after the product is sold.

Consumer Products revenues increased for the nine months ended January 2, 2009 as compared to the same period last year primarily due to an increase from our core consumer security products in our electronic channels and to a lesser extent due to a favorable impact of foreign currencies on the U.S. dollar. In addition, Consumer Products revenues increased from the sale of our consumer services and our the integration of acquired security products.

Our electronic channel sales are derived from OEMs, subscriptions, upgrades, online sales, and renewals. For the three and nine months ended January 2, 2009, electronic channel revenue grew $26 million and $121 million, respectively, as compared to the same periods last year. Electronic sales constituted 81% and 79% of Consumer Products revenues for the three and nine months ended January 2, 2009 as compared to 74% and 73%, respectively, for the same periods last year.

Operating income for this segment decreased slightly for the three months ended January 2, 2009 as compared to the same period last year, as the decrease in total expenses did not fully offset the decrease in revenue. Operating income for this segment increased for the nine months ended January 2, 2009 as compared to the same period last year, as revenues increased while expenses decreased. Our operating expenses for the three and nine months ended January 2, 2009 benefited from our continued cost containment measures.

Security and Compliance segment

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Security and Compliance revenues	$394,612	$410,250	$(15,638)	(4)%	$1,241,251	$1,186,441	$54,810	5%
Percentage of total net revenues	26%	27%			27%	28%
Security and Compliance operating income	$106,738	$82,576	$24,162	29%	$250,325	$191,826	$58,499	30%
Percentage of Security and Compliance revenues	27%	20%			20%	16%

Security and Compliance revenues decreased for the three months ended January 2, 2009 as compared to the same period last year primarily due to decrease in revenue from sales of endpoint security products to small and medium businesses. This decrease was partially offset by increased revenues from our successful integration of acquired products into our product portfolio during fiscal 2009.

Security and Compliance revenues increased for the nine months ended January 2, 2009 as compared to the same period last year as a result of strong demand for endpoint management products and archiving solutions, as well as the successful integration of acquired products into our product portfolio during fiscal 2009.

Operating income for the Security and Compliance segment increased for both the three and nine months ended January 2, 2009 as compared to the same period last year, as expenses grew at a slower rate than revenues. Our operating expenses for the three and nine months ended January 2, 2009 also benefited from our continued cost containment measures.

Storage and Server Management segment

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Storage and Server Management revenues	$568,484	$561,694	$6,790	1%	$1,755,949	$1,575,231	$180,718	11%
Percentage of total net revenues	37%	37%			37%	36%
Storage and Server Management operating income	$300,395	$253,834	$46,561	18%	$914,451	$627,825	$286,626	46%
Percentage of Storage and Server Management revenues	53%	45%			52%	40%

Storage and Server Management revenues increased for the three months ended January 2, 2009 as compared to the same period last year primarily due to an increase in sales of core enterprise products related to standardization and simplification of data center infrastructures and disaster recovery. Offsetting this increase were decreases in sales of our backup products to small and medium businesses and in sales of our availability products to large enterprises.

Storage and Server Management revenues increased for the nine months ended January 2, 2009 as compared to the same period last year due to a $190 million increase in sales of products related to the standardization and simplification of data center infrastructures, increased demand for products supporting high availability and disaster recovery and due to the proliferation of structured and unstructured data.

Operating income for the Storage and Server Management segment increased for the three and nine months ended January 2, 2009 as compared to the same period, last year, as revenue growth was coupled with a decrease in expenses for the segment. Also, our operating expenses for the three and nine months ended January 2, 2009 also benefited from our continued cost containment measures.

Services segment

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Services revenues	$118,199	$102,606	$15,593	15%	$341,536	$274,478	$67,058	24%
Percentage of total net revenues	8%	7%			7%	6%
Services operating income (loss)	$4,126	$(3,219)	$7,345	*	$1,347	$(35,961)	$37,308	104%
Percentage of Services revenues	3%	(3)%			0%	(13)%

*	Percentage not meaningful

Services revenues increased for the three months ended January 2, 2009 as compared to the same period last year primarily due to an increase in software as a service revenues as a result of our November 14, 2008 acquisition of MessageLabs. The remaining increase in revenues was in our consulting services and Business Critical Services, as a result of increased demand for more comprehensive software implementation assistance and increased demand for our Business Critical Services. Customers are increasingly purchasing our service offerings in conjunction with the purchase of our products and augmenting the capabilities of their own IT staff with our onsite consultants.

Services revenues increased for the nine months ended January 2, 2009 as compared to the same period last year primarily due to an increase in consulting services and Business Critical Services, as a result of increased demand as described above.

Operating income for the Services segment increased for both the three and nine months ended January 2, 2009, as revenue growth exceeded expense growth for the segment.

Other segment

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Other revenues	$369	$495	$(126)	(25)%	$1,275	$1,064	$211	20%
Percentage of total net revenues	0%	0%			0%	0%
Other operating loss	$(7,408,511)	$(362,391)	$(7,046,120)	*	$(8,178,822)	$(1,079,964)	$(7,098,858)	*

*	Percentage not meaningful

Revenue from our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Our Other segment also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments. The operating loss of our Other segment for the three and nine months ended January 2, 2009 primarily consists of the $7 billion charge related to impairment of goodwill that was incurred in the three months ended January 2, 2009.

Net revenues by geographic region

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Americas (U.S., Canada and Latin America)	$827,872	$779,817	$48,055	6%	$2,511,149	$2,295,736	$215,413	9%
Percentage of total net revenues	55%	51%			54%	53%
EMEA (Europe, Middle East, Africa)	$474,532	$524,981	$(50,449)	(10)%	$1,512,553	$1,443,270	$69,283	5%
Percentage of total net revenues	31%	35%			32%	33%
Asia Pacific/Japan	$211,550	$210,453	$1,097	1%	$658,584	$595,672	$62,912	11%
Percentage of total net revenues	14%	14%			14%	14%
Total net revenues	$1,513,954	1,515,251			$4,682,286	4,334,678

Americas revenues increased in the three and nine months ended January 2, 2009 as compared to the same periods last year primarily due to increased revenues related to our Storage and Server Management, Security and Compliance, and Services segments, as a result of increased demand as discussed above coupled with the convergence of endpoint security and management. In addition, for the three and nine months ended January 2, 2009 as compared to the same period last year, Americas revenues related to our Consumer Products segment increased driven by demand for our Consumer Products suites.

EMEA revenues decreased for the three months ended January 2, 2009 as compared to the same period last year, primarily due to decreased revenues related to our Consumer Products and Security and Compliance segments of $45 million, as a result of a strengthening U.S. dollar and a decrease in endpoint security product sales to small and medium sized businesses. EMEA revenues increased for the nine months ended January 2, 2009 as compared to the same period last year primarily due to increased revenues related to our Storage and Server Management and Services segments. This increase is due to continuing demand for products related to the standardization and simplification of data center infrastructures, the proliferation of structured and unstructured data, and increasing sales of services in conjunction with our license sales as a result of our focus on offering our customers a more comprehensive IT solution.

Asia Pacific/Japan revenues remained constant for the three months ended January 2, 2009 as compared to the same period last year. Revenues related to our Consumer Products and Services segments decreased as a result of a strengthening U.S. dollar and decreased prior period demand for Consumer Products. This decrease was offset by an increase in revenues related to our Storage and Server Management segment as a result of increased demand discussed above. Asia Pacific/Japan revenues increased for the nine months ended January 2, 2009 as compared to the same period last year primarily due to increased revenues related to our Storage and Server Management and Services segments. This increase is due to continuing demand for products related to the standardization and simplification of data center infrastructures, the proliferation of structured and unstructured data, and increasing sales of services in conjunction with our license sales as a result of our focus on offering our customers a more comprehensive IT solution.

Our international sales are and will continue to be a significant portion of our net revenues. As a result, net revenues will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. The recent trend of the strengthening U.S. dollar as compared to foreign currencies over the prior year period has had a negative impact on net revenues for the three months ended January 2, 2009 as compared to the same period last year. However, for the nine months ended January 2, 2009 foreign currencies had a favorable impact on net revenues as compared to the same period last year as the recent trend in the strengthening U.S. dollar has not yet exceeded the revenue benefit realized in the first half of fiscal 2009 from a weaker U.S. dollar. While the current global economic slowdown has continued to result in a strengthening U.S. dollar, we are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Cost of revenues	$298,836	$299,161	$(325)	0%	$919,888	$913,951	$5,937	1%
Gross margin	80%	80%			80%	79%

Cost of revenues consists primarily of the amortization of acquired product rights, fee-based technical support costs, the costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin remained stable for the three months ended January 2, 2009 as compared to the same period last year. For the nine months ended January 2, 2009 as compared to the same period last year gross margin increased slightly primarily due to higher revenues and, to a lesser extent, lower OEM royalty payments, partially offset by a year over year increase in technical support costs.

Cost of content, subscriptions, and maintenance

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Cost of content, subscriptions, and maintenance	$200,338	$204,355	$(4,017)	(2)%	$630,982	$619,593	$11,389	2%
As a percentage of related revenue	17%	18%			17%	18%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscriptions, and maintenance as a percentage of related revenue for the three months and nine months ended January 2, 2009 as compared to the same period last year decreased one percentage point. The decrease is primarily driven by lower OEM royalties and lower distribution costs partially offset by a year-over-year increase in technical support costs.

Cost of licenses

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Cost of licenses	$8,289	$10,304	$(2,015)	(20)%	$27,134	$31,434	$(4,300)	(14)%
As a percentage of related revenue	3%	3%			3%	3%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses remained stable as a percentage of the related revenue for the three and nine months ended January 2, 2009 as compared to the same periods last year. Increases in royalties were offset by lower manufacturing and distribution costs.

Amortization of acquired product rights

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Amortization of acquired product rights	$90,209	$84,502	$5,707	7%	$261,772	$262,924	$(1,152)	0%
Percentage of total net revenues	6%	6%			6%	6%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The increase in amortization for the three months ended January 2, 2009 as compared to the same period last year is primarily due to the amortization associated with the SwapDrive, PC Tools and MessageLabs acquisitions during the fiscal 2009 period. The decrease in amortization for the nine months ended January 2, 2009 as compared to the same periods last year is primarily due to the APM business divestiture in the fiscal 2008 period and decreasing amortization associated with the Veritas and BindView acquisitions offset in part by amortization associated with SwapDrive, PC Tools and MessageLabs acquisitions during the fiscal 2009 periods.

Operating Expenses

Operating expenses overview

As discussed above under “Fiscal Calendar,” our operating expenses for the nine months ended January 2, 2009 compared to the same period last year were adversely impacted by an additional week during fiscal 2009. Our international expenses during the three and nine months ended January 2, 2009 were favorably impacted by the strengthening of the U.S. dollar compared to foreign currencies during the same period last year and by the 2009 restructuring plan. In addition, our ongoing cost and expense discipline positively contributed to our increased operating margins for the fiscal 2009 periods.

Sales and marketing expenses

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Sales and marketing	$580,708	$627,980	$(47,272)	(8)%	$1,840,510	$1,791,672	$48,838	3%
Percentage of total net revenues	38%	41%			39%	41%

As a percent of net revenues, sales and marketing expenses decreased to 38% and 39% for the three and nine months ended January 2, 2009 as compared to 41% for both the three and nine months ended December 28, 2007 after taking into account the items discussed above under “Operating expenses overview.”

Research and development expenses

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Research and development	$204,701	$225,293	$(20,592)	(9)%	$655,185	$671,928	$(16,743)	(2)%
Percentage of total net revenues	14%	15%			14%	16%

As a percent of net revenues, research and development expenses decreased to 14% for both the three and nine months ended January 2, 2009 as compared to 15% and 16% for the three and nine months ended December 28, 2007, respectively, after taking into account the items discussed above under “Operating expenses overview.”

General and administrative expenses

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

General and administrative	$83,508	$82,600	$908	1%	$261,112	$254,850	$6,262	2%
Percentage of total net revenues	6%	5%			6%	6%

As a percent of net revenues, general and administrative expenses were 6% for both the three and nine months ended January 2, 2009 as compared to 5% and 6% for the three and nine months ended December 28, 2007, respectively, after taking into account the items discussed above under “Operating expenses overview.”

Amortization of other purchased intangible assets

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Amortization of other purchased intangible assets	$60,647	$54,996	$5,651	10%	$171,677	$168,847	$2,830	2%
Percentage of total net revenues	4%	4%			4%	4%

Other purchased intangible assets are comprised of customer bases and tradenames. Amortization for the three and nine months ended January 2, 2009 compared to the same periods last year remained relatively stable.

Restructuring

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Severance	$37,525	$23,235			$54,152	$41,862
Facilities & Other	8,280	70			18,448	10,021

Restructuring	$45,805	$23,305	$22,500	97%	$72,600	$51,883	$20,717	40%

Percentage of total net revenues	3%	2%			2%	1%

In the third quarter of fiscal 2009, management approved and initiated a restructuring plan (the “2009 Plan”) to reduce operating costs through a headcount reduction and facility consolidation. Costs for both the three and nine months ended January 2, 2009 were $37 million related to severance and benefit costs. Severance payments related to the 2009 Plan are expected to be substantially completed in fiscal 2010. Total remaining severance costs related to the reduction in force are expected to be insignificant. Costs related to the facility consolidation have not been recognized as of January 2, 2009, and the costs are expected to be substantially recognized in fiscal 2010.

In fiscal 2008, management approved and initiated a restructuring plan (the “2008 Plan”) to reduce operating costs, outsource certain back office functions worldwide, implement management structure changes, optimize the business structure and discontinue certain products. Projects within the 2008 Plan began in the third quarter of fiscal 2008 and severance payments are expected to be completed in fiscal 2010. Severance and benefits costs were $15 million, and other costs, primarily for asset impairments and consulting services, were $12 million for the nine months ended January 2, 2009. Total remaining costs for the 2008 Plan are estimated to range from $40 to $70 million.

We do not expect costs relating to plans prior to the 2008 Plan to have a significant impact on future net income.

Impairment of goodwill and Impairment of assets held for sale

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Impairment of goodwill	$7,005,702	$—	$7,005,702	NA	$7,005,702	$—	$7,005,702	NA
Percentage of total net revenues	463%	0%			150%	0%
Impairment of assets held for sale	$16,849	$6,142	$10,707	174%	$43,053	$92,688	$(49,635)	(54)%
Percentage of total net revenues	1%	0%			1%	2%

In accordance with SFAS No. 142, we evaluate goodwill for impairment at least annually and any time business conditions indicate a potential change in recoverability. Based on a combination of factors, including the current economic environment and a decline in our market capitalization, during the third quarter of fiscal 2009 we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. As of the filing of this report, we have not completed this analysis. We have concluded, however, that an impairment loss can be reasonably estimated. Accordingly, we have recorded a $7 billion non-cash goodwill impairment charge in the financial statements for the three and nine months ended January 2, 2009.

We expect to finalize the goodwill impairment analysis in connection with the completion of our financial statements for the fiscal year ended April 3, 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed.

During the three and nine months ended January 2, 2009, we recognized an impairment of $17 million and $43 million on certain land and buildings classified as held for sale. SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell.

During the three and nine months ended December 28, 2007, we determined that the APM business in the Storage and Server Management segment (formerly the Data Center Management segment) did not meet the long-term strategic objectives of the segment. As a result, we recognized additional losses related to the impairment of assets of $6 million and $93 million, respectively, related to our disposition of this business.

Patent settlement

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Patent settlement	$(9,900)	$—	$(9,900)	NA	$(9,900)	$—	$(9,900)	NA
Percentage of total net revenues	1%				0%

During the third quarter of fiscal 2009, we settled a patent lawsuit in which the result was a gain of approximately $10 million reflected in the Condensed Consolidated Statement of Operations under the caption “Patent settlement.”

Non-operating Income and Expense

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Interest income	$4,676	$19,997			$34,966	$59,997
Interest expense	(6,511)	(7,477)			(22,792)	(20,385)
Other income (expense), net	16,571	(2,348)			7,728	883

Total	$14,736	$10,172	$4,564	45%	$19,902	$40,495	$(20,593)	(51)%

Percentage of total net revenues	1%	1%			0%	1%

The decrease in interest income during the three and nine months ended January 2, 2009 as compared to the same periods last year is primarily due to lower average cash balances outstanding and a lower average yield on our invested cash and short-term investment balances.

Interest expense for the three months and nine months ended January 2, 2009 as compared to the same period last year remained flat. The increase in other income (expense), net related to a gain on foreign currency.

Provision for income taxes

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Provision for income taxes	$31,620	$74,056	$(42,436)	(57)%	$188,455	$151,890	$36,565	24%
Effective income tax rate	(0.5)%	36%			(3)%	35%

The effective tax rate was approximately (0.5)% and 36% for the three month periods and (3)% and 35% for the nine months ended January 2, 2009 and December 28, 2007, respectively. The tax expense for the three and nine months ended January 2, 2009 includes a $44 million tax benefit associated with the impairment of goodwill of $7 billion, materially impacting the overall effective tax rate. The effective tax rates for all periods otherwise reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credits, offset by state income taxes and non-deductible stock-based compensation. The provision for the three months ended January 2, 2009 reflects a revised forecast tax rate for the year of 34% prior to taking into consideration the goodwill impairment, and a resulting 3% benefit to true-up estimated taxes provided in the first two quarters of the year. The provision for the nine months ended January 2, 2009 is 31% prior to taking into consideration the goodwill impairment, reflecting non-recurring tax benefits recorded in the June and September quarters (including a $5 million tax benefit in the June 2008 quarter related to a favorable Irish settlement; a $7 million tax benefit in the September 2008 quarter from interest savings as a result of the IRS agreement on the treatment of the 2005 dividend from a Veritas international subsidiary; and a $5 million tax benefit in the September 2008 quarter from favorable prior year items including the retroactive reinstatement of the U.S. federal research credit).

The $44 million net tax benefit arising from the impairment of goodwill consists of a $100 million tax benefit from elements of tax deductible goodwill, net of a $56 million tax provision resulting from an increase in our valuation allowances on certain deferred tax assets that will require an extended period of time to realize. As a result of the impairment of goodwill, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. We considered the following as positive evidence: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that those deferred tax assets not otherwise subject to a valuation allowance are realizable on a “more likely than not” basis.

Loss from joint venture

	Three Months Ended				Nine Months Ended
	January 2,	December 28,	Change in		January 2,	December 28,	Change in
	2009	2007	$	%	2009	2007	$	%
	($ in thousands)

Loss from joint venture	$(16,471)	$—	$(16,471)	NA	$(33,398)	$—	$(33,398)	NA

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers.

As described further in Note 6 of the Notes to Condensed Consolidated Financial Statements in this quarterly report, we account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. For the nine months ended January 2, 2009, we recorded a loss of approximately $33 million related to our share of the joint venture’s net loss incurred for the period from February 5, 2008 (its date of inception) to September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility and issuances of convertible notes and equity securities for our liquidity needs. Key sources of cash are provided by operations, existing cash, cash equivalents, short-term investments, and our revolving credit facility.

In the second quarter of fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, amortization and impairments) as well as various other non-financial covenants. As of January 2, 2009, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

As of January 2, 2009, we had cash and cash equivalents of $1.4 billion and short-term investments of $80 million resulting in a net liquidity position defined as unused availability of the credit facility, cash and cash equivalents and short-term investments of approximately $2.5 billion.

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

Acquisition-Related.  We generally use cash to fund the acquisition of other businesses and, from time to time, use our revolving credit facility when necessary. In the third quarter of fiscal 2009, we acquired PC Tools for

$239 million and MessageLabs for $619 million, net of cash acquired. In the second quarter of fiscal 2009, we acquired nSuite for $20 million, net of cash acquired. In the first quarter of fiscal 2009, we acquired AppStream for $49 million and SwapDrive for $117 million, net of cash acquired.

During the third quarter of fiscal 2008, we used approximately $298 million to complete our acquisition of Vontu, which was partially financed by our $200 million borrowing under our unsecured revolving credit facility. Furthermore, in the first quarter of fiscal 2008, we acquired the outstanding common stock of Altiris, Inc. and paid $841 million, net of cash acquired, which reflects $165 million of cash acquired and $17 million of cash paid for transaction costs.

Stock Repurchases.  In the third quarter of fiscal 2009, we repurchased 16 million shares, or $200 million, of our common stock. For the first three quarters of fiscal 2009, we repurchased 35 million shares, or $600 million, of our common stock. As of January 2, 2009, $400 million remained authorized for future repurchases from the 2007 Stock Repurchase Plan.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	January 2,	December 28,
	2009	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$1,063,541	$1,144,283
Investing activities	(764,430)	(1,354,013)
Financing activities	(615,285)	(931,162)

Operating Activities

Net cash provided by operating activities of $1.1 billion during the nine months ended January 2, 2009 primarily resulted from a net loss of $6.5 billion adjusted for non-cash items — goodwill impairment of $7.0 billion, depreciation and amortization charges of $626 million and stock-based compensation expense of $123 million. These amounts were partially offset by an increase in our Trade accounts receivable which is in line with our normal seasonal trends.

Net cash provided by operating activities during the nine months ended December 28, 2007 resulted largely from net income of $277 million, adjusted for non-cash depreciation and amortization charges of $618 million, an impairment of assets of $94 million, and non-cash stock-based compensation expense of $121 million. These amounts were partially offset by an increase in our Trade accounts receivable which is in line with our normal seasonal trends. Income taxes payable also increased by $215 million, primarily due to the FIN 48 implementation and Altiris acquisition during the first quarter of fiscal 2008.

Investing Activities

Net cash used in investing activities of $764 million for the nine months ended January 2, 2009 was primarily due to $1.0 billion paid for acquisitions and $215 million paid for capital expenditures, partially offset by net proceeds of $456 million from the sale of short-term investments which were used to partially fund acquisitions.

The $1.4 billion cash used in investing activities for the nine months ended December 28, 2007 was primarily due to $1.1 billion used to fund the purchase of Altiris and Vontu, net of cash acquired. Additionally, we had purchases of short-term investments of $825 million and capital expenditures of $209 million, which were partially offset by sales of short-term investments of $831 million.

Financing Activities

Net cash used in financing activities of $615 million for the nine months ended January 2, 2009 was primarily due to stock repurchases of 35.1 million shares of our common stock under the plan announced in June 2007 for $600 million and the repayment of $200 million on our senior unsecured revolving credit facility, partially offset by net proceeds of $189 million received from the issuance of our common stock through employee stock plans.

Net cash used in financing activities was $931 million for the nine months ended December 28, 2007, primarily due to the repurchase of 70 million shares of our common stock, under the plans announced in January 2007 and June 2007, for $1.3 billion. This amount was partially offset by the net proceeds of $164 million received from the issuance of our common stock through employee stock plans and $200 million borrowed from our five-year, $1.0 billion senior unsecured revolving credit facility.

Contractual Obligations

There have been no significant changes in our contractual obligations during the nine months ended January 2, 2009, as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the nine months ended January 2, 2009 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008.

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

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 28, 2008. There have been no material changes in our risks from such description, other than the addition of the following risk factor:

The recent global economic crisis may harm our business, operating results and financial condition.

The recent global economic crisis has caused a tightening in the credit markets, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition under a number of different scenarios. For example, current or potential customers may delay or forgo decisions to license new products or additional instances of existing products, upgrade their existing hardware or operating environments (which upgrades are often a catalyst for new purchases of our software), or purchase services. Customers may also have difficulties in obtaining the requisite third-party financing to complete the purchase of our products and services. The current economic environment could also subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products and services. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers.

In addition, financial institution difficulties and/or failures may make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including potential acquisitions) or financing activities. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have an even more direct, and harmful, impact on our business. Finally, our cash and our investment portfolio, which includes short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. Our investment in our joint venture could also become impaired. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our cash and our investment portfolio may be impacted and the values and liquidity of our investments could be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended January 2, 2009 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
				(In millions)

October 4, 2008 to October 31, 2008	—	$—	—	$600
November 1, 2008 to November 28, 2008	16,070,300	$12.45	16,070,300	$400
November 29, 2008 to January 2, 2009	—	$—	—	$400

Total	16,070,300	$12.45	16,070,300

For information regarding our stock repurchase programs, see Note 10 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6.	Exhibits

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

2	.01*	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ John W. Thompson
John W. Thompson
Chairman of the Board and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: February 9, 2009

EXHIBIT INDEX

Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

2	.01*	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.