Form 10-K
period 2009-04-03
SYMANTEC CORP
filed 2009-06-01
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 3, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission File Number 000-17781

SYMANTEC CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. Employer Identification No.)
20330 Stevens Creek Blvd., Cupertino, California (Address of principal executive offices)	95014-2132 (zip code)

Registrant’s telephone number, including area code:
(408) 517-8000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on October 3, 2008 as reported on the Nasdaq Global Select Market: $14,129,454,929.

Number of shares outstanding of the registrant’s common stock as of May 1, 2009: 817,831,058

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2009 are incorporated by reference into Part III herein.

SYMANTEC CORPORATION

FORM 10-K
For the Fiscal Year Ended April 3, 2009

“Symantec,” “we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo, Norton, and Veritas are trademarks or registered trademarks of Symantec in the U.S. and other countries. Other names may be trademarks of their respective owners.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss under Item 1A, Risk Factors. We encourage you to read that section carefully.

PART I

Item 1.	Business

Overview

Symantec is a global leader of security, storage and systems management solutions to help businesses and consumers secure and manage their information. We conduct our business in three geographic regions: Americas, which includes United States, Canada, and Latin America; EMEA, which includes Europe, the Middle East and Africa; and Asia Pacific Japan (“APJ”).

Our delivery network includes direct, inside, and channel sales resources that support our ecosystem of more than 40,000 partners worldwide, as well as various relationships with original equipment manufacturers (“OEMs”), Internet service providers (“ISPs”), and retail and online stores. We provide customers worldwide with software and services that protect, manage and control information risks related to security, backup and recovery, storage, compliance, and systems management.

Founded in 1982, Symantec has operations in more than 40 countries and our principal executive offices are located at 20330 Stevens Creek Blvd., Cupertino, California 95014. Our telephone number at that location is (408) 517-8000. Our home page on the Internet is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

Strategy

Symantec’s strategy is to provide software and services to secure and manage the connected, information-driven world of our customers against more risks at more points, more completely and efficiently than any other company. We help individuals, small businesses, and global organizations ensure that their information, technology infrastructures and related processes are protected, managed easily and controlled automatically, independent of devices, platforms or locations.

We operate primarily in three diversified markets within the software sector: security, storage and systems management. The security market includes mission-critical products that protect consumers and enterprises from threats to electronic information, endpoint devices, and computer networks. Over the past year, we have seen a continued rise in the volume of security threats. Whereas attackers used to mass-distribute a threat to thousands or millions of targeted machines, today’s attackers often send individually crafted attacks to each victim. Attackers are also targeting users with social-engineering attacks, such as phishing websites that steal financial information, passwords and other personal data. The Internet has become the primary conduit for attack activity with hackers funneling threats through legitimate websites, placing a much larger percentage of the population at risk than in the past. Security continues to be a top priority for enterprises as information security is increasingly linked to regulatory compliance.

The storage software market includes products that manage, archive, backup, and recover business-critical data. Key drivers of demand in this market include the increasing volume of information that organizations of all sizes must manage, which is doubling every two years, the need for data to be protected and accessible at all times, and the need for a growing number of critical applications to be continuously available. Other factors driving demand in this market include the increasing pressure on companies to lower storage and server management costs while simultaneously increasing the utilization, availability levels, and performance of their existing information technology (“IT”) infrastructure.

The systems management market includes products that control the IT environment by streamlining efforts associated with deploying, managing, patching and remediating enterprise client and server assets. The drivers for demand in this market include customers’ desire to automate management tasks, to ensure business productivity and to reduce IT costs and complexity.

We believe that the security, storage and systems management software markets are converging as customers increasingly require our help in mitigating their risk profiles and managing their storage solutions in order to secure and manage their most valuable asset — their information. As the tools and processes from these formerly discrete domains become more integrated, we have taken a more proactive and policy-driven approach to protecting and managing information throughout its lifetime.

Business Developments and Highlights

During fiscal 2009, we took the following actions to support our business:

•	We launched several new products and integrated new features into our products. Some of the new offerings in our enterprise business include: advanced electronic discovery and data de-duplication capabilities in our industry leading archiving platform; increased ability to discover, monitor and protect confidential information wherever it is stored or used through our data loss prevention solution; end-to-end coverage for the IT compliance lifecycle, including policy management, technical and procedural controls assessment in our compliance solution; support for VMware and Microsoft® Hyper-V in our backup and recovery solution; offering better visibility into IT assets, simplified day-to-day manageability and improved end-user productivity in our systems management solutions; and workspace management in our endpoint virtualization solution. In our consumer business, we delivered more than 300 performance improvements to our 2009 security products while providing even stronger protection against web-based attacks and other security threats. In addition, we expanded our consumer portfolio to include new web-based offerings for back-up and family safety, and we launched a remote PC Help service.

•	We completed six acquisitions during fiscal 2009. We expanded our portfolio in the emerging and high growth areas of Software-as-a-Service (“SaaS”) and endpoint virtualization. In the SaaS space, we acquired MessageLabs Group Limited (“MessageLabs”). We also invested in our Consumer business by acquiring PC Tools Pty Ltd. (“PC Tools”) and SwapDrive, Inc. (“SwapDrive”). The PC Tools and SwapDrive acquisitions add new products, enhance our product portfolio with additional features and capabilities as well as help us acquire new customers.

•	We reduced our cost structure in order to better align expenses with our revenue expectations. Some of the actions we took were: outsourcing certain IT and back-office finance functions; tightly managing our headcount costs; consolidating real-estate facilities; and reducing travel and entertainment expenses and other discretionary items.

•	We made the following key changes to our executive management team: we announced John Thompson’s retirement as Chief Executive Officer and announced the appointment of Enrique Salem as President and Chief Executive Officer, each effective April 4, 2009, the first day of our fiscal 2010. As of that date, Enrique Salem also joined our Board of Directors and John Thompson remains the Chairman of the Board.

•	We repurchased 42 million shares of our common stock for an aggregate amount of $700 million.

Operating Segments and Products

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. During fiscal 2009, we had five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other.

Consumer

Our Consumer segment provides suites and services that include Internet security, PC tuneup, and backup for individual users and home offices. Our Nortontm brand of consumer security software products provides protection for Windows®, Macintosh®, Windows-Mobile®, and Symbiantm platforms.

New customer acquisition is driven by increased threats, the need for identity protection, the growth of online transactions and the rapid increase of consumer data, such as photos, music libraries and video. Our award-winning Norton 2009 releases set a new standard for speed and performance. We continue to acquire customers through a diversified channel strategy that places our products where customers want to buy, including most of the top OEMs and through our number one position in retail. With the acquisition of PC Tools, Symantec reaches more segments, such as emerging markets, price sensitive consumers and new e-commerce channels.

Norton retains and leverages its strong existing customer base through auto-renewal subscriptions, migrating customers from point products to multi-product suites such as Norton Internet Security and Norton 360 and selling them additional products or services such as NortonLive services or the new Norton Online Backup. Through Norton 360, various partnerships and online channels, we are the market leader for online backup. Symantec hosts over 30 petabytes of consumers’ data and we have more than 7 million customers.

Symantec continued improving its consumer customer experience, satisfaction and loyalty during fiscal 2009. Our primary consumer products are: Norton 360tm, Norton Internet Securitytm, and Norton AntiVirus.

Security and Compliance

Our Security and Compliance segment helps our customers standardize, automate and reduce the costs of day-to-day security activities in order to secure and manage their information.

Our primary solutions in this segment address the following areas:

Enterprise Security

Enterprise security customer demand is driven by the quickly evolving threat environment, compliance regulations, and the need to keep confidential information from exposure outside the organization. Our solutions are built on market-leading policy management, data loss prevention, endpoint security, antispam, and content filtering technologies, allowing IT professionals to proactively mitigate information security risks and policy violations. We also help customers define, control, and govern their IT policies from a central location. This enables customers to protect critical assets and reduce business risk. Products include Symantec Endpoint Protection, Symantec Data Loss Prevention, Control Compliance Suite and Symantec Brightmail Gateway.

Endpoint Management

Our Endpoint Management business consisting of our systems management products is driven by the need for automated asset management, patch management and remediation. Our solutions offer better visibility into IT assets, simplified day-to-day manageability and improved end-user productivity, helping customers realize cost savings and value from their existing IT investments. Another key demand driver is endpoint virtualization, which frees up critical information from the myriad of operating system functions and devices so it can be secured and managed. Our products include the Altiris Client Management Suite, Altiris Server Management Suite, Altiris Total Management Suite, and Symantec Endpoint Virtualization Suite.

Archiving

Growth in our archiving business is driven by increased e-discovery requirements and the growth of unstructured data such as email and instant messaging (“IM”). Symantec Enterprise Vaulttm optimizes storage by reducing expensive long-term storage of this data in an easy to access format.

Storage and Server Management

Our Storage and Server Management segment focuses on providing enterprise customers with storage management, high availability, and backup and recovery solutions across heterogeneous storage and server platforms. These solutions enable companies to standardize on a single layer of infrastructure software that works on every major distributed operating system and supports every major storage device, database, and application.

Our primary storage and server management solutions address the following areas:

Storage Management and High Availability

Our Storage Management and High Availability business is driven by our customers’ need to reduce overall storage costs through improved utilization of existing systems and virtualization. The business is also driven by customer migration to x86 based servers, which provides a reliance on management and availability tools to manage complexity and provide business continuity. Our products help customers simplify their data centers by standardizing storage management across their environment for more efficient use of their existing storage investment. They also enable enterprises to manage large storage environments and ensure the availability of critical applications. Products include Veritas Storage Foundationtm, Veritas CommandCentral Storage, and Veritastm Cluster Server.

Backup and Recovery

Growth in the backup and recovery business is driven by migration from tape to disk-based backup, support for virtualization, de-duplication, and continuous data protection. The transition of NetBackup to a platform-based architecture enables our customers to take advantage of these drivers. Products include Veritas NetBackuptm, Veritas NetBackup PureDisktm, Symantec Backup Exectm, and Symantec Backup Exec System Recovery.

Services

Symantec Global Services help customers address information security, availability, storage, and compliance challenges at the endpoint and in complex, multi-vendor data center environments. Our Services segment delivers Consulting, Education and Business Critical Services that help our customers maximize the value of their investment in our products and solutions. Managed Services and SaaS offerings provide customers the additional choice of on-demand services to meet their IT requirements.

Consulting, Education and Business Critical Services

Symantec Consulting provides advisory, product enablement and residency services to enable customers to assess, design, transform and operate their infrastructure, leveraging Symantec products and solutions. Education Services provides a full range of programs, including technical training and security awareness training, to help customers optimize their Symantec solutions. Business Critical Services, our highest level of support, provides personalized, proactive support from technical experts for enterprises that require secure, uninterrupted access to their data and applications.

Managed Services and SaaS

Symantec Managed Services and SaaS offerings enable customers to place resource-intensive IT operations under the management of experienced Symantec specialists in order to optimize existing resources and focus on strategic IT projects. This helps customers by reducing IT complexity, managing IT risk, and lowering the cost of operations. Recently acquired SaaS offerings from MessageLabs, combined with our Symantec Protection Network backup and recovery offerings provide our customers the flexibility to manage their business using online services or hybrid onsite and in-the-cloud solutions. These services include Symantec Managed Security Services, Symantec Managed Backup and MessageLabs Email Security Solutions.

Financial Information by Segment and Geographic Region

For information regarding our revenue by segment, revenue by geographical area, and long-lived assets by geographical area, see Note 12 of the Notes to Consolidated Financial Statements in this annual report. For information regarding the amount and percentage of our revenue contributed in each of our segments and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 of the Notes to Consolidated Financial Statements in this annual report. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Sales and Go-To-Market Strategy

Consumer

We sell our consumer products and services to individuals and home offices globally through a multi-tiered network of distribution partners and through e-commerce channels. Our products are available to customers through distributors, retailers, direct marketers, Internet-based resellers, OEMs, system builders, and ISPs.

Sales in the Consumer business through our electronic distribution channel, which includes sales derived from OEMs, subscriptions, upgrades, online sales, and renewals, grew by $143 million in fiscal 2009 over fiscal 2008. During fiscal 2009, approximately 79 percent of revenue in the Consumer segment came from our electronic channels.

Enterprise

We sell and market our products and related services to enterprise customers through our direct sales force of more than 3,500 and through a variety of indirect sales channels, which include value-added resellers, large account resellers, distributors, and system integrators. We also sell our products through authorized distributors in more than 40 countries and OEM partners who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products. Our sales efforts are primarily targeted to senior executives and IT department personnel responsible for managing a company’s IT initiatives.

During fiscal 2009, we added a SaaS delivery model offering a pay-as-you-go model that meets the needs of enterprise and small and medium business with evolving storage and security requirements.

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

Support

Symantec has centralized support facilities throughout the world that provide rapid, around-the-clock response, and are staffed by technical product experts knowledgeable in the operating environments in which our products are deployed. Our technical support experts assist customers with product implementation and usage, issue resolution and countermeasures, and threat detection.

Symantec provides customers various levels of enterprise support offerings. Our enterprise security support program offers annual maintenance support contracts, including content, upgrades, and technical support. Our standard technical support includes: unlimited hotline service delivered by telephone, fax, email, and over the Internet; immediate patches for severe problems; periodic software updates; and access to our technical knowledge base and frequently asked questions.

Our Consumer product support program provides self-help online services, phone, chat, email support and fee-based premium support and diagnostic services to consumers worldwide. Customers that subscribe to LiveUpdate receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products.

Customers

In fiscal 2009, 2008 and 2007, one reseller, Digital River accounted for 10%, 11% and 12%, respectively, of our total net revenues. Digital River represented the only customer that accounted for 10 percent or more of revenues in fiscal 2009. In fiscal 2008 and 2007, one distributor, Ingram Micro accounted for 10% and 11%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. None of these contracts were individually responsible for over 10 percent of our total net revenues in fiscal 2008 and 2007.

Research and Development

Research and development expenses, exclusive of in-process research and development associated with acquisitions, were $880 million, $894 million and $867 million in fiscal 2009, 2008 and 2007, respectively, representing approximately 14%, 15% and 17% of revenue in the respective periods. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

Symantec embraces a global R&D strategy to drive organic innovation across the company. Engineers throughout the company pursue advanced projects and work with our engineering centers, research labs, global services teams, and new business incubator to translate R&D into next-generation security, storage and systems management technologies. Symantec focuses on short, medium, and long-term applied research, develops new products in emerging areas, participates in government-funded research projects, and partners with universities to conduct research to support Symantec’s vision. Symantec holds more than 600 global patents.

Our Security Response experts, located at research centers throughout the world, are focused on collecting and analyzing the latest malware threats, ranging from network security threats and vulnerabilities to viruses and worms. All this data is collected through the Symantec Global Intelligence Network, which provides insight into emerging trends in attacks, malicious code activity, phishing, spam, and other threats. This hands-on expertise is further leveraged in developing new technologies and approaches to protecting customers’ information and systems.

Acquisitions

Our strategic technology acquisitions are designed to enhance the features and functionality of our existing products, and extend our product leadership, as well as to expand into emerging businesses such as SaaS and endpoint virtualization. We consider time to market, synergies with existing products, and potential market share gains when evaluating acquisitions of technologies, product lines, or companies. We may acquire and/or dispose of other technologies, products and companies in the future.

During fiscal 2009, we completed the following acquisitions:

Company Name	Company Description	Date Acquired

Mi5, Inc.	A provider of web security appliances and technology to protect organizations against web-based threats.	March 20, 2009
MessageLabs Group Ltd.	A provider of managed services to protect, control, encrypt, and archive electronic communications including email.	November 14, 2008
PC Tools Pty. Ltd.	A global provider of innovative software products designed to protect the privacy and security of Windows® computer users.	October 6, 2008
nSuite Technologies, Inc.	A provider of connection broker and mobile workspace technology that is utilized in endpoint virtualization.	August 8, 2008
SwapDrive, Inc.	A provider of online backup and storage products.	June 6, 2008
AppStream, Inc.	A provider of application streaming technology that provides an on-demand application delivery mechanism for endpoint virtualization.	April 18, 2008

For further discussion of our acquisitions, see Note 5 of the Notes to Consolidated Financial Statements in this annual report.

Competition

Our markets are consolidating, highly competitive, and subject to rapid changes in technology. We are focused on integrating next generation technology capabilities into our solution set in order to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry also include, time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

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

Consumer

Some of the channels in which our consumer products are offered are highly competitive. Our competitors are intensely focused on customer acquisition, which has led such competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary competitors in the Consumer segment are Kaspersky Lab, McAfee, Inc. (“McAfee”), Microsoft Corporation (“Microsoft”), and Trend Micro Inc. (“Trend Micro”). There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions. For our consumer backup offerings, our primary competitors are Mozy, Inc. (“Mozy”), acquired by EMC Corporation, and Carbonite, Inc.

Security and Compliance

In the security and management markets, we compete against many companies that offer competing products to our technology solutions. Our primary competitors in the security and management market are LANDesk Software, Inc., McAfee, Microsoft, and Trend Micro. There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions.

Storage and Server Management

The markets for storage and backup are intensely competitive. Our primary competitors are CA, Inc., CommVault Systems, Inc., EMC Corporation (“EMC”), Hewlett-Packard Company (“HP”), IBM Corp. (“IBM”), Microsoft, Sun Microsystems, Inc., and VMware, Inc.

Services

We believe that the principal competitive factors for our services segment include technical capability, customer responsiveness, and our ability to hire and retain talented and experienced services personnel. Our primary competitors in the services segment are EMC, HP, IBM, and regional specialized consulting firms. In the managed security services business, our primary competitors are IBM, SecureWorks, Inc., and VeriSign, Inc.

In the SaaS business, which includes the MessageLabs offerings, our primary competitors are Postini, acquired by Google, Inc., and Mozy.

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

Employees

As of April 3, 2009, we employed more than 17,400 people worldwide, approximately 48 percent of whom reside in the U.S. Approximately 6,300 employees work in sales and marketing; 5,600 in research and development; 4,000 in support and services; and 1,500 in management, manufacturing, and administration.

Other Information

Our Internet address is www.symantec.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

The recent global economic crisis has caused a tightening in the credit markets, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition under a number of different scenarios. For example, current or potential customers may delay or forgo decisions to license new products or additional instances of existing products, upgrade their existing hardware or operating environments (which upgrades are often a catalyst for new purchases of our software), or purchase services. Customers may also have difficulties in obtaining the requisite third-party financing to complete the purchase of our products and services. The current economic environment could also subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products and services. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us or experience other financial difficulties. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers.

In addition, financial institution difficulties and/or failures may make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including potential acquisitions) or financing activities. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have an even more direct, and harmful, impact on our business. Finally, our cash and our investment portfolio, which includes short-term debt securities, is subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis. Our investment in our joint venture with Huawei Technologies Co. Ltd. could also become impaired. If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our cash and our investment portfolio may be impacted and the values and liquidity of our investments could be harmed.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our actual and potential customers, levels of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines because of general economic conditions or for other reasons, our revenues and gross margin could be adversely affected.

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

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers

•	Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as netbooks

•	Entering into new or unproven markets with which we have limited experience

•	Managing new product and service strategies, including integrating our various security and storage technologies, management solutions, customer service, and support into unified enterprise security and storage solutions

•	Incorporating acquired products and technologies

•	Trade compliance issues affecting our ability to ship new or acquired products

•	Developing or expanding efficient sales channels

•	Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems

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

Another growing industry trend is the SaaS business model, whereby software vendors develop and host their applications for use by customers over the Internet. This allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up and operational costs. Advances in the SaaS business model could enable the growth of our competitors and could affect the success of our traditional software licensing models. We have released our own SaaS offerings and we recently acquired Message Labs, a provider of SaaS offerings, and we continue to incorporate these offerings into our licensing model. However, it is uncertain whether our SaaS strategy will prove successful or whether we will be able to successfully incorporate our SaaS offerings into our current licensing models. Our inability to successfully develop and market SaaS product offerings could cause us to lose business to competitors.

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

Indirect Sales Channels.  A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users

•	Our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause

•	Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors

•	Recent consolidation of electronics retailers has increased their negotiating power with respect to hardware and software providers

OEM Sales Channels.  A significant portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the shipping dates or volume of systems shipped

•	Our OEM partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due, among other things, to an increasingly competitive relationship with certain partners

•	Sales through our OEM partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of OEM sales

•	The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenues

•	The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market

•	Our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales

As noted above, the amount of our sales through our OEM channels is significantly affected by our partners’ sales of new products into which our products are bundled. The adverse developments in global economic conditions are, among other things, adversely affecting personal computer sales, and if this trend continues our Consumer segment could continue to be adversely affected.

If we fail to manage our sales and distribution channels successfully, these channels may conflict with one another or otherwise fail to perform as we anticipate, which could reduce our sales and increase our expenses as well as weaken our competitive position. Some of our distribution partners have experienced financial difficulties in the past, and if our partners suffer financial difficulties in the future because of general economic conditions or for other reasons, these partners may delay paying their obligations to us and we may have reduced sales or increased bad debt expense that could adversely affect our operating results. In addition, reliance on multiple channels subjects us to events that could cause unpredictability in demand, which could increase the risk that we may be unable to plan effectively for the future, and could result in adverse operating results in future periods.

We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, business units, and technologies. Acquisitions can involve a number of special risks and challenges, including:

•	Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, and technology

•	Diversion of management time and attention from our existing business and other business opportunities

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees

•	Assumption of debt or other liabilities of the acquired business, including litigation related to the acquired business

•	The addition of acquisition-related debt as well as increased expenses and working capital requirements

•	Dilution of stock ownership of existing stockholders

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act

•	Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense, such as the $7.4 billion goodwill write-down we recorded during fiscal 2009

Integrating acquired businesses has been and will continue to be a complex, time consuming, and expensive process, and can impact the effectiveness of our internal control over financial reporting.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or suffer other adverse effects that we currently do not foresee. To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitors in such markets have stronger market positions.

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

In June 2006, we sold $2.1 billion in aggregate principal amount of convertible senior notes. As a result of the sale of the notes, we have a substantially greater amount of long-term debt than we have maintained in the past. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. As of April 3, 2009, we had no borrowings under our credit facility. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations. Of our outstanding convertible notes, $1.1 billion matures and is repayable in June 2011 and the balance is due in June 2013. We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity unless we can obtain new financing.

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

We derive a substantial portion of our revenues from customers located outside of the U.S. and we have significant operations outside of the U.S., including engineering, sales, customer support, and production. We plan to expand our international operations, but such expansion is contingent upon the financial performance of our existing international operations as well as our identification of growth opportunities. Our international operations are subject to risks in addition to those faced by our domestic operations, including:

•	Potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or may not be adequately enforced

•	Requirements of foreign laws and other governmental controls, including trade and labor restrictions and related laws that reduce the flexibility of our business operations

•	Regulations or restrictions on the use, import, or export of encryption technologies that could delay or prevent the acceptance and use of encryption products and public networks for secure communications

•	Central bank and other restrictions on our ability to repatriate cash from our international subsidiaries or to exchange cash in international subsidiaries into cash available for use in the U.S.

•	Fluctuations in currency exchange rates and economic instability such as higher interest rates in the U.S. and inflation that could reduce our customers’ ability to obtain financing for software products or that could make our products more expensive or could increase our costs of doing business in certain countries

•	Limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations

•	Longer payment cycles for sales in foreign countries and difficulties in collecting accounts receivable

•	Difficulties in staffing, managing, and operating our international operations, including difficulties related to administering our stock plans in some foreign countries

•	Difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations

•	Seasonal reductions in business activity in the summer months in Europe and in other periods in other countries

•	Reduced sales due to the failure to obtain any required export approval of our technologies, particularly our encryption technologies

•	Costs and delays associated with developing software and providing support in multiple languages

•	Political unrest, war, or terrorism, particularly in areas in which we have facilities

A significant portion of our transactions outside of the U.S. are denominated in foreign currencies. Accordingly, our revenues and expenses will continue to be subject to fluctuations in foreign currency rates. We expect to be affected by fluctuations in foreign currency rates in the future, especially if international sales continue to grow as a percentage of our total sales or our operations outside the United States continue to increase.

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

Errors, failures, or bugs in products released by us could result in negative publicity, damage to our brand, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.

If we are unable to attract and retain qualified employees, lose key personnel, fail to integrate replacement personnel successfully, or fail to manage our employee base effectively, we may be unable to develop new and enhanced products and services, effectively manage or expand our business, or increase our revenues.

Our future success depends upon our ability to recruit and retain our key management, technical, sales, marketing, finance, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Competition for people with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

From time to time, key personnel leave our company. While we strive to reduce the negative impact of such changes, the loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

We are regularly a party to class action lawsuits, which often require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.

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

Most of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and procedures and through copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Third parties may copy all or portions of our products or otherwise obtain, use, distribute, and sell our proprietary information without authorization. Third parties may also develop similar or superior technology independently by designing around our patents. Our shrink-wrap license agreements are not signed by licensees and therefore may be unenforceable under the laws of some jurisdictions. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as the laws of the U.S., and we may be subject to unauthorized use of our products in those countries. The unauthorized copying or use of our products or proprietary information could result in reduced sales of our products. Any legal action to protect proprietary information that we may bring or be engaged in with a strategic partner or vendor could adversely affect our ability to access software, operating system, and hardware platforms of such partner or vendor, or cause such partner or vendor to choose not to offer our products to their customers. In addition, any legal action to protect proprietary information that we may bring or be engaged in, alone or through our alliances with the Business Software Alliance (“BSA”), or the Software & Information Industry Association (“SIIA”), could be costly, may distract management from day-to-day operations, and may lead to additional claims against us, which could adversely affect our operating results.

Some of our products contain “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, which may include, by way of example, the GNU General Public License (“GPL”), GNU Lesser General Public License (“LGPL”), the Mozilla Public License, the BSD License, and the Apache License. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.

Our software products and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. Our activities could be adversely affected and our reputation, brand and future sales harmed if these intentionally disruptive efforts are successful.

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

For example, during fiscal 2009, we recorded a non-cash goodwill impairment charge of $7.4 billion, resulting in a significant net loss for the year. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year or more frequently if events and circumstances warrant as we determined they did in the third quarter of fiscal 2009, and our evaluation depends to a large degree on estimates and assumptions made by our management. Our assessment of any impairment of goodwill is based on a comparison of the fair value of each of our reporting units to the carrying value of that reporting unit. Our determination of fair value relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other key assumptions such as the discount rate applied to future operating results, the estimate of the fair value of our reporting units could change significantly, which could result in a goodwill impairment charge. In addition, we evaluate our other long-lived assets, including intangible assets whenever events or circumstances occur which indicate that the value of these assets might be impaired. If we determine that impairment has occurred, we could incur an impairment charge against the value of these assets.

The foregoing types of accounting charges may also be incurred in connection with or as a result of other business acquisitions. The price of our common stock could decline to the extent that our financial results are materially affected by the foregoing accounting charges.

Our effective tax rate may increase, which could increase our income tax expense and reduce our net (loss) income.

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

We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. From time to time, we receive notices that a tax authority in a particular jurisdiction in which we are subject to taxes has determined that we owe a greater amount of tax than we have reported to such authority. We are regularly engaged in discussions and sometimes disputes with these tax authorities. We are engaged in disputes of this nature at this time. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Competitive pricing pressure for one or more of our classes of products

•	Our ability to timely complete the release of new or enhanced versions of our products

•	Fluctuations in foreign currency exchange rates

•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses)

•	Our resellers making a substantial portion of their purchases near the end of each quarter

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter

•	Cancellation, deferral, or limitation of orders by customers

•	Movement in interest rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

•	Disruptions in our business operations or target markets caused by, among other things,

•	Earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide

•	Acts of war or terrorism

•	Intentional disruptions by third parties

•	Health or similar issues, such as a pandemic

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

The market price of our common stock has experienced significant fluctuations in the past and may continue to fluctuate in the future, and as a result you could lose the value of your investment. The market price of our common stock may be affected by a number of factors, including:

•	Announcements of quarterly operating results and revenue and earnings forecasts by us that fail to meet or be consistent with our earlier projections or the expectations of our investors or securities analysts

•	Announcements by either our competitors or customers that fail to meet or be consistent with their earlier projections or the expectations of our investors or securities analysts

•	Rumors, announcements, or press articles regarding our competitors’ operations, management, organization, financial condition, or financial statements

•	Changes in revenue and earnings estimates by us, our investors, or securities analysts

•	Accounting charges, including charges relating to the impairment of goodwill

•	Announcements of planned acquisitions or dispositions by us or by our competitors

•	Announcements of new or planned products by us, our competitors, or our customers

•	Gain or loss of a significant customer

•	Inquiries by the SEC, NASDAQ, law enforcement, or other regulatory bodies

•	Acts of terrorism, the threat of war, and other crises or emergency situations

•	Economic slowdowns or the perception of an oncoming economic slowdown in any of the major markets in which we operate

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

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Cupertino, California in a 438,000 square foot facility that we own of which 409,000 square feet is classified as Assets Held for Sale. We occupy an additional 782,000 square feet in the San Francisco Bay Area, of which 592,000 square feet is owned and 190,000 square feet is leased. Our leased facilities are occupied under leases that expire at various times through 2029. The following table presents the approximate square footage of our facilities as of April 3, 2009:

	Approximate Total Square Footage(1)
Location	Owned	Leased

Americas	1,969,000	1,393,000
Europe, Middle East, and Africa	285,000	629,000
Asia Pacific/Japan	5,000	1,384,000

Total	2,259,000	3,406,000

(1)	Included in the total square footage above are vacant, available-for-lease properties totaling approximately 130,000 square feet, and certain properties currently held-for-sale totaling approximately 409,000 square feet. Total square footage excludes executive suites, and approximately 256,000 square feet relating to facilities subleased to third parties.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized.

Item 3.	Legal Proceedings

Information with respect to this Item may be found under the heading “Litigation Contingencies” in Note 10 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq Global Select Market.

	Fiscal 2009				Fiscal 2008
	Apr. 03,	Jan. 02,	Oct. 03,	July 04,	Mar. 28,	Dec. 28,	Sep. 28,	June 29,
	2009	2009	2008	2008	2008	2007	2007	2007

High	$16.35	$17.27	$22.80	$21.95	$18.72	$21.32	$21.03	$20.70
Low	$12.54	$10.05	$16.88	$16.53	$14.54	$15.97	$17.23	$16.77

As of April 3, 2009, there were 3,140 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock. We currently intend to retain future earnings for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Repurchases of Our Equity Securities

Stock repurchases during the three months ended April 3, 2009 were as follows:

				Maximum Dollar
				Value of Shares
				That May Yet be
			Total Number of Shares	Purchased Under
	Total Number of	Average Price	Purchased Under Publicly	the Plans
	Shares Purchased	Paid Per Share	Announced Plans or Programs	or Programs
				(In millions)

January 3, 2009 to January 30, 2009	—	$—	—	$400
January 31, 2009 to February 27, 2009	5,149,200	$13.98	5,149,200	328
February 28, 2009 to April 3, 2009	2,077,900	$13.47	2,077,900	$300

Total	7,227,100	$13.84	7,227,100

We have operated stock repurchase programs in the past. Our most recent program was authorized by our Board of Directors on June 14, 2007 to repurchase up to $2 billion of our common stock. This program does not have an expiration date and as of April 3, 2009, $300 million remained authorized for future repurchases. For information with regard to our stock repurchase programs, see Note 11 of the Notes to Consolidated Financial Statements in this annual report.

Stock Performance Graphs

These performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

Comparison of cumulative total return — March 31, 2004 to March 31, 2009

The graph below compares the cumulative total stockholder return on Symantec common stock from March 31, 2004 to March 31, 2009 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on March 31, 2004, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

*$100 invested on 3/31/04 in stock or index. Fiscal year ending March 31.

	3/04	3/05	3/06	3/07	3/08	3/09
Symantec Corporation	100.00	92.14	72.70	74.73	71.79	64.54
S & P 500	100.00	106.69	119.20	133.31	126.54	78.34
S & P Information Technology	100.00	97.51	110.70	114.13	113.65	79.48

Comparison of cumulative total return — June 23, 1989 to March 31, 2009

The graph below compares the cumulative total stockholder return on Symantec common stock from June 23, 1989 (the date of Symantec’s initial public offering) to March 31, 2009 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on June 30, 1989, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). Symantec has provided this additional data to provide the perspective of a longer time period which is consistent with Symantec’s history as a public company. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 20 YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

*$100 invested on 6/23/89 in stock or 5/31/89 in index. Fiscal year ending March 31.

	6/89	3/90	3/91	3/92	3/93	3/94	3/95	3/96	3/97	3/98	3/99
Symantec Corporation	100.00	173.91	419.57	743.48	223.91	271.74	400.00	223.91	247.83	468.48	294.57
S & P 500	100.00	108.97	124.68	138.45	159.53	161.88	187.08	247.13	296.13	438.26	519.16
S & P Information Technology	100.00	102.40	121.16	135.31	154.29	180.94	246.67	327.90	469.94	722.04	1228.36

	3/00	3/01	3/02	3/03	3/04	3/05	3/06	3/07	3/08	3/09
Symantec Corporation	1306.52	727.17	1433.39	1362.78	3220.87	2967.65	2341.57	2406.96	2312.35	2078.61
S & P 500	612.32	479.59	480.75	361.71	488.74	521.45	582.60	651.53	618.45	382.89
S & P Information Technology	2474.48	1039.03	1021.68	721.26	1035.85	1027.01	1186.45	1237.05	1247.60	877.97

Item 6.	Selected Financial Data

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

During the past five fiscal years, we have made the following acquisitions:

•	AppStream, Inc., SwapDrive, Inc., nSuite Technologies, Inc., PC Tools Pty. Ltd., MessageLabs Group Ltd., and Mi5, Inc. during fiscal 2009

•	Altiris Inc., Vontu Inc., and Transparent Logic Technologies, Inc. during fiscal 2008

•	Company-i Limited and 4FrontSecurity, Inc. during fiscal 2007

•	Veritas Software Corporation, XtreamLok Pty. Ltd., WholeSecurity, Inc., Sygate Technologies, Inc., BindView Development Corporation, IMlogic, Inc., and Relicore, Inc. during fiscal 2006

•	Brightmail, Inc., TurnTide, Inc., @stake, Inc., LIRIC Associates Ltd, and Platform Logic, Inc. during fiscal 2005

Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in the Consolidated Financial Statements included in this annual report since their respective dates of acquisition.

Five-Year Summary

	Fiscal(a)
	2009	2008	2007(b)	2006(c)	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Net revenues	$6,149,854	$5,874,419	$5,199,366	$4,143,392	$2,582,849
Operating (loss) income(d)	(6,469,910)	602,280	519,742	273,965	819,266
Net (loss) income(d)	$(6,728,870)	$463,850	$404,380	$156,852	$536,159
Net (loss) income per share — basic(d)	$(8.10)	$0.53	$0.42	$0.16	$0.81
Net (loss) income per share — diluted(d)	$(8.10)	$0.52	$0.41	$0.15	$0.74
Shares used to compute earnings per share — basic	830,983	867,562	960,575	998,733	660,631
Shares used to compute earnings per share — diluted	830,983	884,136	983,261	1,025,856	738,245
Balance Sheet Data:
Cash and cash equivalents	1,792,502	1,890,225	2,559,034	2,315,622	1,091,433
Total assets(d)	10,645,130	18,092,094	17,750,870	17,913,183	5,614,221
Convertible subordinated notes(e)	—	—	—	512,800	—
Convertible Senior Notes(f)	2,100,000	2,100,000	2,100,000	—	—
Long-term obligations(g)	89,747	106,187	21,370	24,916	4,408
Stockholders’ equity	$3,947,988	$10,973,183	$11,601,513	$13,668,471	$3,705,453

(a)	We have a 52/53-week fiscal year. Fiscal 2009 was comprised of 53 weeks of operations. Fiscal 2008, 2007, 2006, and 2005 were each comprised of 52 weeks of operations.

(b)	In fiscal 2007, we adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) which resulted in stock-based compensation charges of $154 million.

(c)	We acquired Veritas Software Corporation on July 2, 2005 and its results of operations are included from the date of acquisition.

(d)	During fiscal 2009, we recorded a non-cash goodwill impairment charge of $7.4 billion. For more information, see Note 6 of the Notes to the Consolidated Financial Statements in this annual report.

(e)	In fiscal 2006, in connection with our acquisition of Veritas, we assumed $520 million of 0.25% convertible subordinated notes. These notes were paid off in their entirety in August 2006.

(f)	In fiscal 2007, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes and $1.0 billion principal amount of 1.00% Convertible Senior Notes. For more information, see Note 8 of the Notes to Consolidated Financial Statements in this annual report.

(g)	Beginning in fiscal 2008 we entered into OEM placement fee contracts, which is the primary driver for the increase in liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to fiscal years in this report relate to fiscal year and periods ended April 3, 2009, March 28, 2008 and March 30, 2007. Fiscal 2008 and 2007 each consisted of 52 weeks while fiscal 2009 consisted of 53 weeks. Our 2010 fiscal year will consist of 52 weeks and will end on April 2, 2010.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the June 2008 quarter, we changed our reporting segments to better align our operating structure, resulting in the Altiris services that were formerly included in the Security and Compliance segment being moved to the Services segment. We revised the segment information for the prior year to conform to the new presentation.

For further descriptions of our operating segments, see Note 12 of the Notes to Consolidated Financial Statements in this annual report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Revenue for fiscal 2009 was $6.1 billion, or 5% higher than revenue for fiscal 2008. For fiscal 2009, we realized revenue growth in the Americas and Asia Pacific Japan as compared to fiscal 2008 and experienced revenue growth in all of our segments. Revenue growth in our EMEA geography was relatively flat from fiscal 2008 to fiscal 2009. Foreign currency fluctuations had relatively little overall impact on our international revenue growth for fiscal 2009 compared to fiscal 2008. In fiscal 2008, foreign currency fluctuations positively impacted our revenue growth internationally compared to fiscal 2007. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign exchange rates may have a greater impact on our revenues and operating results.

In fiscal 2009 the global economic slowdown increased competitive pricing pressures and led to longer lead times in the sales of some of our products and may have otherwise adversely affected purchase decisions in our markets. If the challenging economic conditions affecting global markets continue or deteriorate further, we may experience slower or negative revenue growth and our business and operating results might suffer. For example, our revenue declined slightly in the fourth quarter of fiscal 2009 relative to the fourth quarter of fiscal 2008, although this was due in part to year over year changes in foreign exchange rates. In light of these economic conditions, we will continue to align our cost structure with our revenue expectations.

Employee-related costs have been the primary driver of our operating expenses, and we expect this trend to continue. Employee-related costs include items such as wages, commissions, bonuses, vacation, benefits, and stock-based compensation. We had 17,426, 17,648, and 17,131 employees as of the end of fiscal 2009, 2008 and 2007, respectively. The decrease during fiscal 2009 was primarily attributable to the impact of our cost and expense discipline, partially offset by employees added through acquisitions.

During fiscal 2009, based on a combination of factors, including the current economic environment and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis. As a result of this interim analysis, we recorded a $7.4 billion non-cash goodwill impairment during fiscal 2009. Primarily as a result of this charge, our net loss was $6.7 billion for fiscal 2009 as compared to our net income of $464 million and $404 million for fiscal 2008 and 2007, respectively.

On November 14, 2008, we acquired MessageLabs Group Limited (“MessageLabs”), a nonpublic United Kingdom-based provider of managed services to protect, control, encrypt, and archive electronic communications for $630 million, net of cash acquired. We believe this acquisition complements our SaaS business.

On October 6, 2008, we acquired PC Tools Pty Ltd. (“PC Tools”), a nonpublic Australia-based provider of security and systems software, for approximately $262 million in cash, net of cash acquired. We believe this acquisition complements our consumer security software business.

We completed four other acquisitions during fiscal 2009 for a combined cash consideration of $215 million. See Note 5 of the Notes to Consolidated Financial Statements in this annual report for further details.

In the face of a challenging economic environment, cash flows remained strong in fiscal 2009 as we achieved $1.7 billion in operating cash flow. We ended fiscal 2009 with nearly $2.0 billion in cash, cash equivalents, and short-term investments. In addition, during fiscal 2009 we repurchased 42 million shares of our common stock at an average price of $16.53, for total consideration of $700 million.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Consolidated Financial Statements and related notes included in this annual report in accordance with generally accepted accounting principles in the United States, requires us to make estimates, which include judgments and assumptions, that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Historically, our critical accounting estimates have not differed materially from actual results; however, actual results may differ from these estimates under different conditions. If actual results differ from these estimates and other considerations used in estimating amounts reflected in the Consolidated Financial Statements included in this annual report, the resulting changes could have a material adverse effect on our Consolidated Statements of Operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $3.1 billion as of April 3, 2009, of which $419 million was classified as “Long-term deferred revenue” in the Consolidated Balance Sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, such as maintenance, then the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and the degree of flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

For our consumer products that include content updates, we recognize revenue and the associated cost of revenue ratably over the term of the subscription upon sell-through to end-users, as the subscription period commences upon sale to an end-user. We defer revenue and cost of revenue amounts for unsold product held by our distributors and resellers.

We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on valid purchase orders. Our distributors and resellers base the quantity of orders on their estimates to meet future customer demand, which may exceed the expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four or six week supply. We estimate future returns under these limited rights of return in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset deferred revenue against trade accounts receivable for the amount of revenue in excess of the expected inventory levels.

Reserves for product returns.  We reserve for estimated product returns as an offset to revenue based primarily on historical trends. We fully reserve for obsolete products in the distribution channels as an offset to deferred revenue for products with content updates and to revenue for all other products. If we made different estimates, material differences could result in the amount and timing of our net revenues for any period presented. More or less product may be returned than what was estimated and/or the amount of inventory in the channel could be different than what was estimated. These factors and unanticipated changes in the economic and industry environment could make actual results differ from our return estimates.

Reserves for rebates.  We estimate and record reserves for channel and end-user rebates as an offset to revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional programs, actual sales during the promotion, amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We also consider current market conditions and economic trends when estimating our reserves for rebates. If actual redemptions differ from our estimates, material differences may result in the amount and timing of our net revenues for any period presented.

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

Goodwill.  As of April 3, 2009, goodwill was $4.6 billion. We review goodwill for impairment on an annual basis and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the estimated fair value of each reporting unit to its allocated carrying value (book value). If the carrying value of the reporting unit exceeds the fair value of the equity assigned to that unit, there is an indicator of impairment and we must perform the second step of the impairment test, which requires determining the implied fair value of that reporting unit’s goodwill in a manner similar to a purchase price allocation for an acquired business. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

Our reporting units are identified in accordance with SFAS No. 142 and are either equivalent to, or represent one level below, an operating segment. Each reporting unit constitutes a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Our reporting units are consistent with our operating segments, except for the Services segment, which includes the SaaS and the Services reporting units. The SaaS reporting unit is new for fiscal 2009 and was primarily the result of an acquisition during the year.

Prior to performing our second step in the goodwill impairment analysis, we perform an assessment of long-lived assets for impairment. Such long-lived assets include tangible and intangible assets recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Software to Be Sold, Leased of Otherwise Marketed.

The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis. In determining the carrying value of the reporting units, we had to apply judgment to allocate the assets and liabilities, such as accounts receivable and property and equipment, based on specific identification or relevant driver, as they are not held by those reporting units but by functional departments. Goodwill was allocated to the reporting units based on a combination of specific identification and relative fair values, which is consistent with the methodology utilized in the prior year impairment analysis. The use of relative fair values was necessary for certain reporting units due to changes in our operating structure in prior years. Furthermore, to determine the reporting units’ fair value, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction, but the results are corroborated with the market approach which measures the value of an asset through an analysis of recent sales or offerings of comparable property. When applied to the valuation of equity interests, consideration is given to the financial condition and operating performance of the company being appraised relative to those of publicly traded companies operating in the same or similar lines of business, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. We also consider our market capitalization on the date we perform our analysis. Significant assumptions are based on historical and forecasted amounts specific to each reporting unit, and consider estimates of cash flows, including revenues, operating costs, growth rates and other relevant factors, as well as discount rates to be applied. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units over their remaining useful lives.

Based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis during the third quarter of fiscal 2009. The analysis was not completed during the third quarter of fiscal 2009 and an estimated impairment charge of $7.0 billion was recorded. The analysis was subsequently finalized and an additional impairment charge of $413 million was included in our results for the fourth quarter of fiscal 2009. As a result, we incurred a total impairment charge of $7.4 billion for fiscal 2009. We also performed our annual impairment analysis during the fourth quarter of fiscal 2009 and determined that no additional impairment charge was necessary.

The methodology applied in the current year analyses was consistent with the methodology applied in the prior year analysis, but was based on updated assumptions, as appropriate. As a result of the downturn in the economic environment during the second half of calendar 2008, determining the fair value of the individual reporting units was even more judgmental than in the past. In particular, the global economic recession has reduced our visibility into long-term trends and consequently, estimates of future cash flows used in the current year analyses are lower than those used in the prior year analysis. The discount rates utilized in the analysis also reflect market-based estimates of the risks associated with the projected cash flows of individual reporting units and were increased from the prior year analysis to reflect increased risk due to current volatility in the economic environment.

If there are changes to the methods used to allocate carrying values, if management’s estimates of future operating results change, if there are changes in the identified reporting units or if there are changes to other significant assumptions, the estimated carrying values for each reporting unit and the estimated fair value of our goodwill could change significantly, and could result in an impairment charge. Such changes could also result in goodwill impairment charges in future periods, which could have a significant impact on our operating results and financial condition therein.

Intangible Assets.  We assess the impairment of identifiable intangible assets according to SFAS Nos. 142 or 144, as appropriate, whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

We account for developed technology or acquired product rights in accordance with SFAS No. 86. We record impairment charges on acquired product rights when we determine that the net realizable value of the assets may not be recoverable. To determine the net realizable value of the assets, we use the estimated future gross revenues from each product. Our estimated future gross revenues of each product are based on company forecasts and are subject to change.

Long-Lived Assets (including Assets Held for Sale).  We account for long-lived assets in accordance with SFAS No. 144.  We record impairment charges on long-lived assets to be held and used when we determine that the carrying value of the long-lived assets may not be recoverable. Based upon the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many triggering factors which could change and cause a material impact to our operating results or financial condition. We record impairment charges on long-lived assets to be held for sale when we determine that the carrying value of the long-lived assets may not be recoverable. In determining our fair value, we obtain market value appraisal information from third-parties.

Fair Value of Financial Instruments

Beginning in the first fiscal quarter of 2009, the assessment of fair value for our financial instruments is based on the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We use inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data which are obtained from independent pricing vendors, quoted market prices or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments, to make our assessments and determinations as to the ultimate valuation of our investment portfolio, and we are ultimately responsible for the financial statements and underlying estimates. The fair value and inputs are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value.

As of April 3, 2009, our financial instruments measured at fair value on a recurring basis included $1.5 billion of assets. Our cash equivalents primarily consist of money market funds, bank securities, and government notes and represent 98% of our total financial instruments measured at fair value on a recurring basis.

As of April 3, 2009, $392 million of investments were classified as Level 1, most of which represents investments in money market funds. These were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment.

As of April 3, 2009, $1.1 billion of investments were classified as Level 2, of which $474 million and $654 million (98% together of total financial instruments fair valued on a recurring basis) represent investments in corporate securities and government securities, respectively. These were classified as Level 2 because either (1) the estimated fair value is based on the fair value of similar securities or (2) their valuations were based on pricing models with all significant inputs derived from or corroborated by observable market prices for identical securities in markets with insufficient volume or infrequent transactions (less active markets). Level 2 inputs generally are based on non-binding market consensus prices that are corroborated by observable market data; quoted prices for similar instruments; and/or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities or quoted prices for similar assets or liabilities. While determining the fair value for Level 2 instruments does not necessarily require significant management judgment, it generally involves the following level of judgment and subjectivity:

•	Determining whether a market is considered active. An assessment of an active market for marketable securities generally takes into consideration trading volume for each instrument type or whether a trading market exists for a given instrument. Our Level 2 financial instruments were so classified due to either low trading activity in active markets or no active market existing. For those securities where no active market existed, amortized cost was used and approximates fair value because of their short maturities. For these financial instruments classified as Level 2 as of April 3, 2009, we used identical securities for determining fair value.

•	Determining which model-derived valuations to use in determining fair value. When observable market prices for identical securities or similar securities are not available, we may price marketable securities using: non-binding market consensus prices that are corroborated with observable market data; or pricing models, such as discounted cash flow approaches, with all significant inputs derived from or corroborated with observable market data. In addition, the credit ratings for issuers of debt instruments in which we are invested could change, which could lead to lower fair values. As of April 3, 2009, the fair value of

$12 million of fixed-income securities was determined using benchmark pricing models for identical or similar securities.

As of April 3, 2009, we have no financial instruments with unobservable inputs as classified in Level 3 under the SFAS No. 157 hierarchy. Level 3 instruments generally would include unobservable inputs to be used in the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends.

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

In accordance with SFAS No. 123R, we only record stock-based compensation expense for awards that are expected to vest. As a result, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Although we estimate forfeitures based on historical experience, actual forfeitures may differ. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record a true-up for the difference in the period that the awards vest.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, Accounting for Contingencies. We assess the likelihood of any adverse judgments or outcomes from a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.

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

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations, or to goodwill to the extent that the valuation allowance related to tax attributes of the acquired entities.

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

RESULTS OF OPERATIONS

Total Net Revenues

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Net revenues	$6,149,854	$275,435	5%	$5,874,419	$675,053	13%	$5,199,366

Net revenues increased for fiscal 2009 as compared to fiscal 2008 primarily due to a $301 million increase in Content, subscriptions, and maintenance revenues. This increase was primarily related to increased revenues in our Storage and Server Management and Services segments. In addition, revenues for fiscal 2009 benefited from additional amortization of deferred revenue of approximately $75 million as a result of fiscal 2009 comprising 53 weeks as compared to 52 weeks in fiscal 2008. The global economic slowdown has increased competitive pricing pressure and the lead time to close on sales for some of our products. While we cannot predict the intensity or duration of this slowdown, we believe the recurring nature of our business and the mission-critical nature of our products position us well in this challenging environment.

Net revenues increased for fiscal 2008 as compared to fiscal 2007 primarily due to a $644 million increase in Content, subscriptions, and maintenance revenues coupled with a $31 million increase in Licenses revenues. These increases were primarily related to increased revenues in our Storage and Server Management, Security and Compliance, and Consumer segments as a result of higher beginning deferred revenue balances and increased sales.

Included in the increase noted above is $194 million due to the sales of new products and services from our Altiris acquisition for which there is no comparable revenue in the prior period. The increase is also due to a favorable foreign currency impact. We also benefited in fiscal 2008 from a higher deferred revenue balance compared to fiscal 2007.

Content, subscriptions, and maintenance revenues

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Content, subscriptions, and maintenance revenues	$4,862,287	$300,721	7%	$4,561,566	$643,994	16%	$3,917,572
Percentage of total revenue	79%			78%			75%

Content, subscriptions, and maintenance revenues increased for fiscal 2009 as compared to fiscal 2008 primarily due to an aggregate increase in revenue from the Storage and Server Management and Services segments of $246 million. The increase in these two segments’ revenue is largely attributable to demand for our Storage and Server Management products and consulting services as a result of increased demand for security and storage solutions. This increased demand was driven by the proliferation of structured and unstructured data, and increasing sales of services in conjunction with our license sales as a result of our focus on offering our customers a more comprehensive IT solution. Furthermore, growth in our customer base through acquisitions and new license sales results in an increase to Content, subscriptions, and maintenance revenues because a large number of our customers renew their annual maintenance contracts.

Content, subscriptions, and maintenance revenues increased in fiscal 2008 as compared to fiscal 2007 primarily due to an increase of $394 million in revenue related to enterprise products and services, excluding acquired Altiris products. This increase in enterprise product and services revenue was largely attributable to higher amortization of deferred revenue, as a result of our larger deferred revenue balances during fiscal 2008 compared to fiscal 2007. In addition, Content, subscriptions, and maintenance revenues increased from sales of new products from our Altiris acquisition for which there is no comparable revenue in the prior period. The increase is also due to a favorable foreign currency impact for fiscal 2008 compared to fiscal 2007.

Licenses revenue

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Licenses revenues	$1,287,567	$(25,286)	(2)%	$1,312,853	$31,059	2%	$1,281,794
Percentage of total net revenues	21%			22%			25%

Licenses revenues decreased slightly for fiscal 2009 as compared to fiscal 2008 primarily due to a decrease in revenue related to our Security and Compliance products offset by an increase in revenue related to our Storage and Server Management products. The decreases in Security and Compliance license revenues are primarily a result of the challenging economic environment and a decline in demand from small and medium businesses. Offsetting increases in Storage and Server Management license revenues are a result of increased demand for storage solutions driven by the proliferation of structured and unstructured data.

Licenses revenue increased in fiscal 2008 as compared to fiscal 2007 primarily due to an increase from the sales of new products from our Altiris acquisition for which there is no comparable revenue in the prior period and a favorable foreign currency impact.

Net revenues and operating income by segment

Consumer segment

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Consumer revenues	$1,773,207	$27,118	2%	$1,746,089	$155,584	10%	$1,590,505
Percentage of total net revenues	29%			30%			30%
Consumer operating income	$948,090	$9,463	1%	$938,627	$6,638	1%	$931,989
Percentage of Consumer revenues	53%			54%			59%

Consumer revenues increased for fiscal 2009 as compared to fiscal 2008 primarily due to an increase from our core consumer security products in our electronic channels, offset by a decrease in our retail channels. Our electronic channels include sales derived from OEMs, subscriptions, upgrades, online sales, and renewals. In addition, Consumer revenues increased from the sale of our consumer services and acquired security products.

Consumer revenues increased for fiscal 2008 compared to fiscal 2007 due to an aggregate increase from our core consumer security products in our electronic channels. The increase was also due to a favorable foreign currency impact.

Operating income for this segment increased for fiscal 2009 as compared to fiscal 2008, as the increase in revenue more than offset the increase in expenses. Total expenses for fiscal 2009 increased primarily as a result of the PC Tools acquisition.

Operating income for this segment increased for fiscal 2008 as compared to fiscal 2007, as the increase in revenue more than offset the increase in expenses. Total expenses for fiscal 2008 increased primarily as a result of higher OEM placement fees.

Security and Compliance Segment

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Security and Compliance revenues	$1,610,835	$1,367	0%	$1,609,468	$200,562	14%	$1,408,906
Percentage of total net revenues	26%			27%			27%
Security and Compliance operating income	$520,837	$53,988	12%	$466,849	$97,895	27%	$368,954
Percentage of Security and Compliance revenues	32%			29%			26%

Security and Compliance revenues were flat for fiscal 2009 as compared to fiscal 2008.

Security and Compliance revenues increased for fiscal 2008 as compared to fiscal 2007 primarily due to sales of new products from our Altiris acquisition for which there is no comparable revenue in the prior period. Included in the total Security and Compliance segment revenue increase for fiscal 2008 is a favorable foreign currencies impact.

Operating income for the Security and Compliance segment increased for fiscal 2009 as compared to fiscal 2008, as expenses decreased while revenue growth remained relatively flat. Total expenses for fiscal 2009 benefited from continued cost containment measures.

Operating income for this segment increased for fiscal 2008 as compared to fiscal 2007, as the increase in revenues more than offset the increase in expenses. Total expenses increased primarily as a result of higher salary and commissions which includes the impact of the fiscal 2008 Altiris and Vontu acquisitions.

Storage and Server Management Segment

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Storage and Server Management revenues	$2,294,929	$158,622	7%	$2,136,307	$229,700	12%	$1,906,607
Percentage of total net revenues	37%			37%			37%
Storage and Server Management operating income	$1,024,393	$340,826	50%	$683,567	$49,574	8%	$633,993
Percentage of Storage and Server Management revenues	45%			32%			33%

Storage and Server Management revenues increased for fiscal 2009 as compared to fiscal 2008 primarily due to increased sales of products related to storage management, data protection, disaster recovery and products supporting high availability. The demand for these products is driven by the increase in the proliferation of structured and unstructured data as well as the increasing demand for optimization of storage systems.

Storage and Server Management revenues increased for fiscal 2008 as compared to fiscal 2007 primarily due to increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue, for the reasons discussed above in “Total Net Revenues.” Included in the total Storage and Server Management segment revenue increase for fiscal 2008 is a favorable foreign currencies impact.

Operating income for the Storage and Server Management segment increased for the fiscal 2009 as compared to the fiscal 2008, as revenue growth was coupled with a decrease in expenses. Total expenses for the fiscal 2009 decreased partly as a result of the fiscal 2008 divestiture of the APM business.

Operating income for this segment increased for fiscal 2008 as compared to fiscal 2007, as the increase in revenues more than offset the increase in expenses. Total expenses from our Storage and Server Management segment increased primarily as a result of the impairment of intangible assets related to the APM business of $95 million. Additionally, increases in sales expenses drove costs higher for the Storage and Server Management group.

Services Segment

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Services revenues	$469,495	$88,875	23%	$380,620	$87,394	30%	$293,226
Percentage of total net revenues	8%			6%			6%
Services operating loss	$(442)	$35,659	99%	$(36,101)	$7,505	17%	$(43,606)
Percentage of Services revenues	0%			(9)%			(15)%

Services revenues increased for fiscal 2009 as compared to fiscal 2008 primarily due to an increase in SaaS revenues as a result of our November 14, 2008 acquisition of MessageLabs. The remaining increase in revenues was in our consulting services and Business Critical Services, as a result of increased demand for more comprehensive software implementation assistance and increased demand for our Business Critical Services. Customers are increasingly purchasing our service offerings in conjunction with the purchase of our products and augmenting the capabilities of their own IT staff with our onsite consultants.

Services revenues increased for fiscal 2008 compared to fiscal 2007 primarily due to an increase in consulting services as a result of increased demand for a more comprehensive solution by purchasing our service offerings in conjunction with the purchase of our products and the increased desire for customers to augment the capabilities of their own IT staff with our onsite consultants. Services revenues increased as a result of sales of new services from our Altiris acquisition for which there is no comparable revenue in the prior period. In addition, Services revenue increased due to increased demand for our Business Critical Services.

The operating loss for the Services segment decreased for the fiscal 2009, as revenue growth exceeded expense growth for the segment. Our focus on margin improvement contributed to the decrease in operating loss.

Operating loss for this segment decreased for fiscal 2008 as compared to fiscal 2007, as the increase in revenues more than offset the increase in expenses. Total expenses from our Services segment increased $80 million in fiscal 2008 as compared to fiscal 2007. The increase is primarily a result of higher salary and wages to support the increase in revenue and includes the impact of the fiscal 2008 Altiris acquisition.

Other segment

	Fiscal	2009 vs. 2008			Fiscal	2008 vs. 2007			Fiscal
	2009	$	%		2008	$	%		2007
	($ in thousands)

Other revenues	$1,388	$(547)	(28)%		$1,935	$1,813		*	$122
Percentage of total net revenues	0%				0%				0%
Other operating loss	$(8,962,788)	$(7,512,126)		*	$(1,450,662)	$(79,074)	6%		$(1,371,588)

Revenue from our Other segment is comprised primarily of sunset products and products nearing the end of their life cycle. Our Other segment also includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments. The operating loss of our Other segment for fiscal 2009 primarily consists of the $7.4 billion charge related to impairment of goodwill that was recorded during fiscal 2009.

Revenues from the Other segment for fiscal 2008 compared to fiscal 2007 were immaterial.

Net revenues by geographic region

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Americas (U.S., Canada and Latin America)	$3,316,132 (1)	$220,639	7%	$3,095,493 (2)	$254,921	9%	$2,840,572(3)
Percentage of total net revenues	54%			53%			55%
EMEA (Europe, Middle East, Africa)	$1,957,889	$(5,430)	0%	$1,963,319	$319,142	19%	$1,644,177
Percentage of total net revenues	32%			33%			32%
Asia Pacific/Japan	$875,833	$60,226	7%	$815,607	$100,990	14%	$714,617
Percentage of total net revenues	14%			14%			14%
Total net revenues	$6,149,854			$5,874,419			$5,199,366

(1)	Americas includes net revenues from the United States of $3.0 billion, Canada of $176 million, and Latin America of $115 million during fiscal 2009.

(2)	Americas includes net revenues from the United States of $2.8 billion, Canada of $171 million, and Latin America of $110 million during fiscal 2008.

(3)	Americas includes net revenues from the United States of $2.6 billion, Canada of $176 million, and Latin America of $104 million during fiscal 2007.

Americas revenues increased for fiscal 2009 as compared to fiscal 2008 primarily due to increased revenues related to our Storage and Server Management and Services segments. In addition, for fiscal 2009 as compared to fiscal 2008, Americas revenues related to our Consumer segment increased driven by demand for our Consumer segment products suites.

EMEA revenues decreased slightly for fiscal 2009 as compared to fiscal 2008 primarily due to decreased revenues related to our Consumer and Security and Compliance segments as a result of a strengthening U.S. dollar and a decrease in endpoint security product sales to small and medium sized businesses. This decrease was partially offset by an increase in revenues related to our Storage and Server Management and Services segments.

Asia Pacific Japan revenues increased for fiscal 2009 as compared to fiscal 2008 primarily due to increased revenues related to our Storage and Server Management segment.

International revenues increased in fiscal 2008 as compared to fiscal 2007 primarily due to increased revenues related to our Storage and Server Management and Security and Compliance segments, as a result of increased demand for products related to the standardization and simplification of data center infrastructure and higher amortization of deferred revenue for the reasons described above. These products also contributed to the increased revenues in the Americas in fiscal 2008 as compared to fiscal 2007. Sales of new products from our acquisition of Altiris increased revenues in the international regions and the Americas for which there is no comparable revenue in the prior period. Growth in revenues in international regions and the Americas from sales of our Consumer products was driven by prior period demand for Norton Internet Security products. Foreign currencies had a favorable impact on net revenues in fiscal 2008 compared to fiscal 2007.

Our international sales are and will continue to be a significant portion of our net revenues. As a result, net revenues will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. While the current global economic slowdown has recently resulted in a strengthening U.S. dollar, we are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a greater impact on our revenues and operating results.

Cost of Revenues

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Cost of revenues	$1,226,927	$6,597	1%	$1,220,330	$4,504	0%	$1,215,826
Gross margin	80%			79%			77%

Cost of revenues consists primarily of the amortization of acquired product rights, fee-based technical support costs, the costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased slightly in fiscal 2009 as compared to fiscal 2008 primarily due to higher revenues and, to a lesser extent, lower OEM royalty payments and distribution costs, partially offset by a year over year increase in technical support costs.

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

Cost of content, subscriptions, and maintenance

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Cost of content, subscriptions, and maintenance	$839,843	$13,504	2%	$826,339	$2,814	0%	$823,525
As a percentage of related revenue	17%			18%			21%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements.

Cost of content, subscriptions, and maintenance as a percentage of related revenue for the fiscal 2009 decreased one percentage point as compared to the same period last year. The decrease is primarily driven by higher revenues, lower OEM royalties and distribution costs, partially offset by a year-over-year increase in technical support costs.

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

Cost of licenses

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Cost of licenses	$34,657	$(10,007)	(22)%	$44,664	$(5,304)	(11)%	$49,968
As a percentage of related revenue	3%			3%			4%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs.

Cost of licenses remained stable as a percentage of the related revenue for the fiscal 2009 as compared to the fiscal 2008. Decreases in manufacturing and site license costs were partially offset by higher royalties.

Cost of licenses decreased as a percentage of the related revenue in fiscal 2008 as compared to fiscal 2007. The year over year decrease in Cost of licenses as a percentage of the related revenue is primarily attributable to higher revenues and to a lesser extent due to lower obsolescence reserves. Fiscal 2007 had relatively high obsolescence reserves due to our decision to exit certain aspects of the appliance business.

Amortization of acquired product rights

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Amortization of acquired product rights	$352,427	$3,100	1%	$349,327	$6,994	2%	$342,333
Percentage of total net revenues	6%			6%			7%

Acquired product rights are comprised of developed technologies and patents from acquired companies.

The increase in amortization for the fiscal 2009 as compared to the fiscal 2008 is primarily due to amortization associated with SwapDrive, PC Tools and MessageLabs acquisitions during the fiscal 2009 periods offset in part by the APM business divestiture in the fiscal 2008 period.

The amortization in fiscal 2008 was higher than fiscal 2007 primarily due to amortization associated with the Altiris acquisition, offset in part by certain acquired product rights becoming fully amortized. For further discussion of acquired product rights and related amortization, see Notes 5 and 6 of the Notes to Consolidated Financial Statements in this annual report.

Operating Expenses

Operating expenses overview

As discussed above under “Our Business,” our operating expenses for fiscal 2009 as compared to fiscal 2008 were adversely impacted by an additional week during fiscal 2009. Our international expenses during the fiscal

2009 were favorably impacted by the strengthening of the U.S. dollar compared to foreign currencies during fiscal 2008 and by the 2009 restructuring plan. In addition, our ongoing cost and expense discipline positively contributed to our increased operating margins for the fiscal 2009 periods.

Our operating expenses for fiscal 2008 as compared to fiscal 2007 were adversely impacted by higher international expenses resulting from the U.S. dollar weakening in comparison to foreign currencies coupled with additional headcount resulting from acquisitions. These increases were partially offset by our 2008 restructuring plan initiatives and our ongoing cost and expense discipline.

Sales and marketing expense

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Sales and marketing	$2,385,987	$(29,277)	(1)%	$2,415,264	$407,613	20%	$2,007,651
Percentage of total net revenues	39%			41%			39%

As a percent of net revenues, sales and marketing expenses decreased to 39% for the fiscal 2009 as compared to 41% for the fiscal 2008 as a result of the factors discussed above under “Operating expenses overview.”

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

Research and development expense

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Research and development	$879,702	$(15,540)	(2)%	$895,242	$28,360	3%	$866,882
Percentage of total net revenues	14%			15%			17%

As a percent of net revenues, research and development expense has remained relatively constant in fiscal 2009 and fiscal 2008.

Research and development expense as a percentage of total revenues has remained relatively constant in fiscal 2008 and fiscal 2007. The increase in absolute dollars in fiscal 2008 as compared to fiscal 2007 is attributable to a higher employee compensation expense primarily related to the Altiris and Vontu acquisitions.

General and administrative expense

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

General and administrative	$342,805	$(4,837)	(1)%	$347,642	$30,859	10%	$316,783
Percentage of total net revenues	6%			6%			6%

General and administrative expense as a percentage of total revenues has remained relatively constant in fiscal 2009, fiscal 2008, and fiscal 2007. The decrease in general and administrative expenses in fiscal 2009 as compared with the fiscal 2008 is primarily due to items discussed above under “Operating expenses overview.” The increase in general and administrative expenses in fiscal 2008 as compared with fiscal 2007 is primarily due to higher salaries and wages resulting from the Altiris and Vontu acquisitions offset by a gradual reduction in headcount during fiscal 2008.

Amortization of other purchased intangible assets

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Amortization of other purchased intangible assets	$233,461	$8,330	4%	$225,131	$23,629	12%	$201,502
Percentage of total net revenues	4%			4%			4%

Other purchased intangible assets are comprised of customer base and tradenames. Amortization for the fiscal 2009 compared to the fiscal 2008 remained relatively stable. The increased amortization in fiscal 2008 is primarily associated with a full year of amortization of intangible assets associated with the Altiris purchase which occurred in April 2007.

Restructuring

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Severance	$63,776	$4,443		$59,333	$(7,660)		$66,993
Facilities and other	10,830	(3,751)		14,581	11,338		3,243
Transition, transformation and other costs	21,010	21,010		—	(744)		744

Restructuring	$95,616	$21,702	29%	$73,914	$2,934	4%	$70,980

Percentage of total net revenues	2%			1%			1%

In connection with the restructuring plans described in Note 9 of the Notes to Consolidated Financial Statements in this annual report, restructuring charges increased to $96 million for fiscal 2009 from $74 million in fiscal 2008. The 2009 restructuring amount primarily consisted of severance charges of $64 million largely related to the 2009 Plan (as defined in Note 9) reduction in force and the 2008 Plan business structure changes, $21 million related to the outsourcing of back office functions to various third-party outsourcers and $11 million related to facilities costs associated with earlier acquisitions. The 2008 amount primarily consisted of severance charges of $59 million largely related to the reduction in force actions in both the 2008 Plan and 2007 Plan (each as defined in Note 9) and $15 million related to facilities costs associated with earlier acquisitions. Restructuring charges increased slightly in fiscal 2008 from $71 million in fiscal 2007. The 2007 amount primarily consisted of severance charges related to the 2007 Plan reduction in force.

Total remaining costs for the 2008 Plan are estimated to range from $25 million to $55 million. Total remaining costs for the transition activities associated with outsourcing back office functions are estimated to be approximately $40 million. Total remaining costs related to the 2009 Plan and 2007 Plan are not expected to be material.

Impairment of goodwill and Impairment of assets held for sale

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Impairment of goodwill	$7,418,574	$7,418,574	100%	$—	$—	0%	$—
Percentage of total net revenues	121%			0%			0%
Impairment of assets held for sale	$46,592	$(49,224)	(51)%	$95,816	$95,816	0%	$—
Percentage of total net revenues	1%			2%			0%

Based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis during the third quarter of fiscal 2009. The analysis was not completed during the third quarter of fiscal 2009 and an estimated impairment charge of $7.0 billion was recorded. The analysis was subsequently finalized and an additional impairment charge of $413 million was included in our results for the fourth quarter of fiscal 2009. As a result, we incurred a total impairment charge of $7.4 billion for fiscal 2009. We also performed our annual impairment analysis during the fourth quarter of fiscal 2009 and determined that no additional impairment charge was necessary.

For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, and the market approach. The income approach estimates the fair value of our reporting units based on the future discounted cash flows. We also consider the market approach, which estimates the fair value of our reporting units based on comparable market prices.

During the year ended April 3, 2009, we recognized an impairment of $47 million on certain land and buildings classified as held for sale. SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell.

During the year ended March 28, 2007, we determined that the APM business in the Storage and Server Management segment did not meet the long-term strategic objectives of the segment. As such, we recognized an impairment of $96 million, primarily due to sale of the APM business during fiscal 2008.

Patent settlement

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Patent settlement	$(9,900)	$(9,900)	100%	$—	$—	0%	$—
Percentage of total net revenues	0%			0%			0%

During the third quarter of fiscal 2009, we settled a patent lawsuit in which the result was a gain of approximately $10 million reflected in the Consolidated Statement of Operations under the caption “Patent settlement.”

Non-operating Income and Expense

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Interest income	$37,054			$76,896			$122,043
Interest expense	(29,705)			(29,480)			(27,233)
Impairment of marketable securities	(3,658)			—			—
Settlements of litigation, net	—			58,500			—
Other income, net	12,041			4,327			17,070

Total	$15,732	$(94,511)	(86)%	$110,243	$(1,637)	(1)%	$111,880

Interest income decreased during fiscal years 2009 and 2008 primarily due to lower average cash balances outstanding and lower average yields on our invested cash and short-term investment balances. We expect that our interest expense will increase with the adoption of Financial Accounting Standards Board (“FASB”) FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). Please see “Newly Adopted and Recently Issued Accounting Pronouncements” below.

Interest expense is primarily related to the interest and amortization of issuance costs related to our 0.75% and 1.00% Convertible Senior Notes issued in June 2006. Fiscal 2007 also includes interest and accretion related to the 0.25% Convertible Subordinated Notes that we assumed in connection with our acquisition of Veritas, which were paid in full during August 2006.

In fiscal 2008, we recorded a net gain from Settlements of litigation.

Other income, net includes a net gain of foreign currency for fiscal 2009, while fiscal 2008 and fiscal 2007 include net foreign currency losses. In fiscal 2007, Other income, net includes a gain of $20 million on the sale of our buildings in Milpitas, California, and Maidenhead, United Kingdom.

Provision for Income Taxes

	Fiscal
	2009	2008	2007
	($ in thousands)

Provision for income taxes	$221,630	$248,673	$227,242
Effective tax rate on earnings	(3)%	35%	36%

Our effective tax rate was approximately (3)%, 35%, and 36% in fiscal 2009, 2008, and 2007, respectively. The tax provision for fiscal 2009 includes a $56 million net tax benefit associated with the impairment of goodwill charge of $7.4 billion, materially impacting the overall effective tax rate. The effective tax rate for fiscal 2009 otherwise reflects the benefits of lower-taxed foreign earnings and losses from the joint venture, domestic manufacturing tax incentives, and research and development credits. The effective tax rate for fiscal 2008 reflects the impact of non-deductible stock-based compensation offset by U.S. tax benefits from domestic manufacturing deductions. The effective tax rate for fiscal 2007 reflects the impact of non-deductible stock-based compensation offset by foreign earnings taxed at a lower rate than the U.S. tax rate.

The $56 million net tax benefit arising from the impairment of goodwill during the year consists of a $112 million tax benefit from elements of tax deductible goodwill, net of a $56 million tax provision to increase our valuation allowances for certain deferred tax assets in a foreign jurisdiction that will require an extended period of time to realize. The valuation allowance increased by $63 million in total in fiscal 2009 and totals $101 million as of April 3, 2009.

As a result of the impairment of goodwill, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We considered the following as positive evidence: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 3, 2009 of $702 million, after application of the valuation allowances, are realizable on a “more likely than not” basis.

Other tax matters

On March 29, 2006, we received a Notice of Deficiency from the Internal Revenue Service (“IRS”) claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, decreasing the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.

We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. If, upon resolution, the final assessment differs from our tax provision the adjustment, including interest, would be accounted for through income tax expense in the period the matter is resolved, with the application of SFAS No. 141(Revised 2007), Business Combinations (“SFAS No. 141(R)”) effective in the first quarter of our fiscal year 2010.

On March 30, 2006, we received notices of proposed adjustments from the IRS with regard to an unrelated audit of Symantec for fiscal 2003 and 2004. The IRS claimed that we owed an incremental tax liability with regard to this audit of $110 million, excluding penalties and interest. The incremental tax liability primarily relates to transfer pricing matters between Symantec and a foreign subsidiary. On September 5, 2006, we executed a closing agreement with the IRS with respect to the audit of Symantec’s fiscal 2003 and 2004 federal income tax returns. The closing agreement represents the final assessment by the IRS of additional tax for these fiscal years of approximately $35 million, including interest. Based on the final settlement, a tax benefit of $8 million was recognized.

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

In connection with the note hedge transactions discussed in Note 8 of the Notes to Consolidated Financial Statements in this annual report, we established a deferred tax asset of approximately $232 million to account for the book-tax basis difference in the convertible notes resulting from note hedge transactions. The establishment of the deferred tax asset has been accounted for as an increase to additional paid-in capital. As a result of the adoption of FSP APB No. 14-1 in the June 2009 quarter, book and tax basis in the convertible notes will be comparable, and as a result, this deferred tax asset will be adjusted through additional paid-in capital, as part of the adoption.

The Company adopted the provisions of FASB FIN 48, Accounting for Uncertainty in Income Taxes, effective March 31, 2007. FIN 48 addresses the accounting for and disclosure of uncertainty in income tax positions, by prescribing a minimum recognition threshold that a tax position is required to satisfy before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $16 million, resulting in a decrease in Veritas goodwill of $10 million, an increase of $5 million to Accumulated earnings balance, and a $1 million increase in Additional paid-in capital. Upon adoption, the gross liability for unrecognized tax benefits as of March 31, 2007 was $456 million, exclusive of interest and penalties.

Loss from joint venture

	Fiscal	2009 vs. 2008		Fiscal	2008 vs. 2007		Fiscal
	2009	$	%	2008	$	%	2007
	($ in thousands)

Loss from joint venture	$53,062	$53,062	100%	$—	$—	0%	$—
Percentage of total net revenues	1%			0%			0%

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers.

As described further in Note 7 of the Notes to Consolidated Financial Statements in this annual report, we account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. For the fiscal 2009, we recorded a loss of approximately $53 million related to our share of the joint venture’s net loss incurred for the period from February 5, 2008 (its date of inception) to December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied primarily on cash flows from operations, borrowings under a credit facility, issuances of convertible notes and equity securities for our liquidity needs. Key sources of cash include earnings from operations and existing cash, cash equivalents, short-term investments, and our revolving credit facility.

In fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. During fiscal 2008, we borrowed $200 million under the credit facility. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, and amortization and impairments) as well as various other non-financial covenants. As of April 3, 2009, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

As of April 3, 2009, we had cash and cash equivalents of $1.8 billion and short-term investments of $199 million resulting in a net liquidity position, defined as unused availability of the credit facility, cash and cash equivalents and short-term investments, of approximately $3.0 billion.

We believe that our existing cash balances, cash that we generate over time from operations, and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt and payments of taxes. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.

Revolving credit facility.  In early fiscal 2009, we repaid the entire $200 million principal amount, plus $3 million of accrued interest, that we borrowed during fiscal 2008 under our senior unsecured revolving credit facility.

Acquisition-Related.  We generally use cash to fund the acquisition of other businesses and from time to time use our revolving credit facility when necessary. We acquired six companies for cash totaling $1.1 billion in fiscal 2009, three companies for approximately $1.4 billion in fiscal 2008 and two companies for approximately $46 million in fiscal 2007. Also in fiscal 2008, we entered into a joint venture with Huawei Technologies Co., Ltd. and contributed $150 million in cash.

Convertible Senior Notes.  In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes (collectively the “Senior Notes”) due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. Concurrently with the issuance of the Senior Notes, we entered into note hedge transactions for $592 million with affiliates of certain of the initial purchasers whereby we have the option to purchase up to 110 million shares of our common stock at a price of $19.12 per share.

Stock Repurchases.  During fiscal 2009, we repurchased 42 million shares, or $700 million, of our common stock. As of April 3, 2009, we have $300 million remaining under the plan authorized by the Board of Directors in June 2007. During fiscal 2008, we repurchased a total of 81 million shares, or $1.5 billion, of our common stock. During fiscal 2007, we repurchased 162 million shares, or $2.8 billion, of our common stock.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Fiscal
	2009	2008	2007
	(In thousands)

Net cash provided by (used in)
Operating activities	$1,670,598	$1,818,653	$1,666,235
Investing activities	(961,937)	(1,526,218)	(222,455)
Financing activities	(676,107)	(1,065,553)	(1,309,567)

Operating Activities

Net cash provided by operating activities of $1.7 billion during fiscal 2009 primarily resulted from non-cash charges related to depreciation and amortization expenses of $837 million and the $7.4 billion goodwill impairment charge offset by the net loss of $6.7 billion.

Net cash provided by operating activities during fiscal 2008 resulted largely from net income of $464 million adjusted for non-cash items — depreciation and amortization charges of $824 million, stock-based compensation expense of $164 million, income taxes payable of $197 million and an increase in deferred revenue of $127 million. These 2008 amounts were partially offset by a decrease in non-cash deferred income taxes of $180 million.

Net cash provided by operating activities during fiscal 2007 resulted largely from net income of $404 million adjusted for non-cash items — depreciation and amortization of $811 million, stock-based compensation expense of $154 million and an increase in deferred revenue of $400 million. These 2007 amounts were partially offset by a decrease in income taxes payable of $182 million, primarily due to the timing of tax payments.

Investing Activities

Net cash used in investing activities of $1.0 billion in fiscal 2009 was primarily due to an aggregate payment of $1.1 billion in cash payments for acquisitions, net of cash acquired, and $272 million paid for capital expenditures, partially offset by net proceeds of $336 million from the sale of short-term investments which were used to partially fund acquisitions.

Net cash used in investing activities of $1.5 billion for 2008 was primarily related to an aggregate payment of $1.2 billion in cash paid for acquisitions and the joint venture, net of cash acquired.

Net cash used in investing activities of $222 million in fiscal 2007 was primarily due to a net increase in capital expenditures of $298 million and $46 million in cash paid for acquisitions, net of cash acquired, partially offset by the net proceeds from sales of short-term investments of $123 million.

Financing Activities

Net cash used in financing activities of $676 million in fiscal 2009 was primarily due to stock repurchases of 42 million shares of our common stock for $700 million and the repayment of $200 million on our revolving credit facility, partially offset by net proceeds of $229 million received from the issuance of our common stock through employee stock plans.

Net cash used in financing activities of $1.1 billion in fiscal 2008 was primarily related to the repurchase of 81 million shares of our common stock for $1.5 billion, partially offset by the net proceeds of $224 million received from the issuance of our common stock through employee stock plans and a borrowing of $200 million on our revolving credit facility.

Net cash used in financing activities of $1.3 billion in fiscal 2007 was primarily related to the repurchase of 162 million shares of our common stock for $2.8 billion, the purchase of note hedges for $592 million and repayment of the Veritas notes for $520 million; partially offset by $2.1 billion proceeds from the issuance of our Senior Notes, proceeds from the sale of common stock warrants of $326 million and $230 million proceeds from the issuance of our common stock through employee stock plans.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of April 3, 2009:

	Payments Due by Period
			Fiscal 2011	Fiscal 2013	Fiscal 2015
	Total	Fiscal 2010	and 2012	and 2014	and Thereafter	Other
	(In thousands)

Convertible Senior Notes(1)	$2,100,000	$—	$1,100,000	$1,000,000	$—	$—
Interest payments on Convertible Senior Notes(1)	59,959	18,250	29,814	11,895	—	—
Purchase obligations(2)	443,880	394,848	48,865	167	—	—
Operating leases(3)	426,609	93,203	128,580	90,394	114,432	—
Norton royalty agreement(4)	10,830	5,311	5,033	186	300	—
Uncertain tax positions(5)	522,384	—	—	—	—	522,384

Total contractual obligations	$3,563,662	$511,612	$1,312,292	$1,102,642	$114,732	$522,384

(1)	Senior Notes are due in fiscal 2012 and 2014. Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of April 3, 2009, the conditions to conversion had not been met. Interest payments were calculated based on terms of the related notes.

(2)	These amounts are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and the Company expects to make future cash payments according to the contract terms or in similar amounts for similar materials.

(3)	We have entered into various non-cancelable operating lease agreements that expire on various dates through 2029. The amounts in the table above include $27 million related to exited or excess facility costs related to restructuring activities.

(4)	In June 2007, we amended an existing royalty agreement with Peter Norton for the licensing of certain publicity rights. As a result, we recorded a long-term liability reflecting the net present value of expected future royalty payments due to Mr. Norton.

(5)	As of April 3, 2009, we reflected $522 million in long term taxes payable related to uncertain tax benefits. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

Indemnifications

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors’ and officers’ insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Newly Adopted and Recently Issued Accounting Pronouncements

In April 2009, the FASB issued (1) FSP FAS 115-2 and FSP FAS 124-2, which provides guidance on determining other-than-temporary impairments for debt securities; and (2) FSP FAS 107-1 and FSP APB 28-1, which provides additional fair value disclosures for financial instruments in interim periods. Each of these FSPs are effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of these FSPs to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides guidance on evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF Issue No. 07-5 on our consolidated financial statements.

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require interest to be accreted as interest expense of the resultant debt discount over the expected life of the debt.

The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. As such, we will adopt the FSP in the first quarter of fiscal year 2010. Our 0.75% Convertible Senior Notes due June 15, 2011, and our 1.00% Convertible Senior Notes due June 15, 2013 (collectively the “Senior Notes”), each issued in June 2006, are subject to the FSP.

Upon adoption, we will record a debt discount, which will be amortized to interest expense through maturity of the Senior Notes. Although we have not completed our evaluation of the impact of adoption, we expect to retrospectively adjust the original carrying amount of the Senior Notes as of June 2006 to reflect a discount of approximately $586 million on the date of issuance, with an offsetting increase in additional paid-in capital of approximately $354 million and a decrease in deferred tax assets of approximately $232 million. Excluding the corresponding impact of income taxes, we expect to retrospectively record an increase in non-cash interest expense of approximately $91 million in fiscal 2008 and approximately $97 million in fiscal 2009. As a result of applying the FSP, we also expect non-cash interest expense in fiscal 2010 to increase by approximately $104 million, excluding the corresponding impact of income taxes. The additional non-cash interest expense will have no impact on the total operating, investing and financing cash flows in prior periods or in future consolidated statements of cash flows. If future interpretations of, or changes to, the FSP necessitate a further change in these reporting practices, our previously reported and future results of operations could be adversely affected.

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

In April 2008, the FASB finalized FSP No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary using the fair value of the noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R). This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP No. FAS 141(R)-1 provides guidance on the accounting and disclosure of contingencies acquired or assumed in a business combination. FSP No. FAS 141(R)-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP No. FAS 141(R)-1 on our consolidated financial statements. See Note 14 for further details.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective March 29, 2008, we adopted SFAS 159, but we have not elected the fair value option for any eligible financial instruments as of April 3, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, The Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective March 29, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance. The adoption of the FSP did not have a material impact on our consolidated financial statements. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect adoption of the FSP to have a material impact on our consolidated financial statements. See Note 2 for information and related disclosures regarding our fair value measurements.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio and the potential losses arising from changes in interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, maximizes yields consistent with approved credit risk, and limits inappropriate concentrations of investment by sector, credit, or issuer. We classify our cash equivalents and short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in

Debt and Equity Securities. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. We classify our short-term investments as available-for-sale, and short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days. Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income, net in the Consolidated Statements of Operations. We use the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

The following table presents the fair value and hypothetical changes in fair values on short-term investments sensitive to changes in interest rates (in millions):

	Value of Securities Given an				Value of Securities Given an Interest
	Interest Rate Increase of				Rate Decrease of X
	X Basis Points (bps)			Fair Value	Basis Points (bps)
	150 bps	100 bps	50 bps	As of	(25 bps)	(75 bps)

April 3, 2009	$680	$680	$680	$680	$681	$681
March 28, 2008	$1,301	$1,302	$1,304	$1,305	$1,305	$1,306

The modeling technique used above measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus 150 bps, plus 100 bps, plus 50 bps, minus 25 bps, and minus 75 bps.

Foreign Currency Exchange Rate Risk

We conduct business in 40 currencies through our worldwide operations and, as such, we are exposed to foreign currency exposure risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in Other income, net. Our objective in managing foreign exchange activity is to preserve stockholder value by minimizing the risk of foreign currency exchange rate changes. Our strategy is to primarily utilize forward contracts to hedge foreign currency exposures. Under our program, gains and losses in our foreign currency exposures are offset by losses and gains on our forward contracts. Our forward contracts generally have terms of one to six months. At the end of the reporting period, open contracts are marked-to-market with unrealized gains and losses included in Other income, net.

The following table presents a sensitivity analysis on our foreign forward exchange contract portfolio using a statistical model to estimate the potential gain or loss in fair value that could arise from hypothetical appreciation or depreciation of foreign currency (in millions):

	Value of			Value of
	Contracts			Contracts
	Given X%			Given X%
	Appreciation of			Depreciation of
	Foreign			Foreign
	Currency		Notional	Currency
Foreign Forward Exchange Contracts	10%	5%	Amount	(5)%	(10)%

Purchased, April 3, 2009	$264	$252	$240	$228	$216
Sold, April 3, 2009	$320	$337	$355	$373	$391
Purchased, March 28, 2008	$196	$189	$180	$171	$160
Sold, March 28, 2008	$352	$369	$387	$407	$430

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

For business and strategic purposes, we also hold equity interests in several privately held companies, many of which can be considered to be in the start-up or development stages. These investments are inherently risky and we could lose a substantial part or our entire investment in these companies. These investments are recorded at cost and classified as Other long-term assets in the Consolidated Balance Sheets. As of April 3, 2009, these investments had an aggregate carrying value of $3 million.

Item 8.	Financial Statements and Supplementary Data

Annual Financial Statements

The consolidated financial statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected Quarterly Financial Data

	Fiscal 2009				Fiscal 2008
	Apr. 3,	Jan. 2,	Oct. 3,	Jul. 4,	Mar. 28,	Dec. 28,	Sep. 28,	Jun. 29,
	2009	2009	2008	2008(a)	2008	2007	2007	2007
	(In thousands, except per share data)

Net revenues	$1,467,568	$1,513,954	$1,518,010	$1,650,322	$1,539,741	$1,515,251	$1,419,089	$1,400,338
Gross profit	1,160,529	1,215,118	1,208,940	1,338,340	1,233,362	1,216,090	1,114,563	1,090,074
Impairment of goodwill(b)	412,872	7,005,702	—	—	—	—	—	—
Operating (loss) income	(192,369)	(6,772,902)	216,425	278,936	213,421	195,774	58,889	134,196
Net (loss) income	(249,378)	(6,806,257)	140,073	186,692	186,386	131,890	50,368	95,206
Net (loss) income per share — basic	$(0.30)	$(8.23)	$0.17	$0.22	$0.22	$0.15	$0.06	$0.11
Net (loss) income per share — diluted	$(0.30)	$(8.23)	$0.16	$0.22	$0.22	$0.15	$0.06	$0.10

(a)	We have a 52/53 — week fiscal accounting year. The first quarter of fiscal 2009 was comprised of 14 weeks while each of the other quarters presented were comprised of 13 weeks.

(b)	During the third quarter of fiscal 2009, based on a combination of factors, there were sufficient indicators to require us to perform an interim goodwill impairment analysis. Based on the analysis performed, we concluded that an impairment loss was probable and could be reasonably estimated. Accordingly we recorded a non-cash goodwill impairment charge of approximately $7 billion. Upon finalizing our analysis, we recorded an additional non-cash goodwill impairment charge of $413 million in the fourth quarter of fiscal 2009. See Note 6 of the Notes to the Consolidated Financial Statements in this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We have excluded from our evaluation, the internal control over financial reporting of (a) PC Tools Pty. Ltd. and subsidiaries, which we acquired on October 6, 2008, and is included in the fiscal 2009 consolidated financial statements of Symantec and constituted $310.5 million of total assets (of which $273.0 million represents goodwill and intangible assets included within the scope of the assessment), as of April 3, 2009, and $13.9 million of revenue, for the year then ended and (b) MessageLabs Group Limited and subsidiaries, which we acquired on November 14, 2008, and is included in the fiscal year 2009 consolidated financial statements of Symantec and constituted $715.1 million of total assets (of which $640.1 million represents goodwill and intangible assets included within the scope of the assessment), as of April 3, 2009 and $37.8 million of revenues, for the year then ended.

Our management has concluded that, as of April 3, 2009, our internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of April 3, 2009, which is included in Part IV, Item 15 of this annual report.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 3, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 3, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 3, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 3, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 3, 2009.

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
20330 Stevens Creek Boulevard
Cupertino, California 95014
408-517-8000

a) The following documents are filed as part of this report:

Page
Number

1. Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets as of April 3, 2009 and March 28, 2008	64
Consolidated Statements of Operations for the years ended April 3, 2009, March 28, 2008, and March 30, 2007	65
Consolidated Statements of Stockholders’ Equity for the years ended April 3, 2009, March 28, 2008, and March 30, 2007	66
Consolidated Statements of Cash Flows for the years ended April 3, 2009, March 28, 2008, and March 30, 2007	67
Notes to Consolidated Financial Statements	68
2. Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended April 3, 2009, March 28, 2008, and March 30, 2007 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation

Schedule II: Valuation and Qualifying Accounts	109
Schedules other than that listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits: The following exhibits are filed as part of or furnished with this annual report as applicable:

EXHIBIT

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2	.01§	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007	10-Q	000-17781	2.01	02/09/09
3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04		Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.03		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.04		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.05		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.06		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements.	8-K	000-17781	10.01	12/03/07
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.04*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.05*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10	.06*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.07*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.08*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.09*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended					X
10	.10*	Symantec Corporation 2001 Non- Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.11*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.12*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.13*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.14*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.15*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10	.16*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.17*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors					X
10	.18*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.19*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.20*	Symantec Corporation 2008 Employee Stock Purchase Plan	8-K	000-17781	10.2	09/25/08
10	.21*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10	.22*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Greg Hughes	S-4/A	333-122724	10.08	05/18/05
10	.23*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.24*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10	.25*	FY09 Long Term Incentive Plan	10-Q	000-17781	10.03	08/08/08
10	.26*	Form of FY09 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments	10-Q	000-17781	10.02	08/08/08

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.27*	Form of FY09 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	10-Q	000-17781	10.01	08/08/08
10	.28*	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10	.29*	Symantec Executive Retention Plan, as amended	10-Q	000-17781	10.05	08/07/07
10	.30‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.31		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.32		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.33		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

(b) Exhibits: We hereby file as part of this annual report, the exhibits listed in Item 15(a)(3), as set forth above.

(c) Financial Statement Schedules: We hereby file, as part of this annual report, the schedule listed in Item 15(a)2, as set forth above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries as of April 3, 2009 and March 28, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended April 3, 2009. In connection with our audits of the consolidated financial statements we have also audited the related financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of April 3, 2009 and March 28, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective March 31, 2007, Symantec Corporation adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 29, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting

/s/  KPMG LLP

Mountain View, California
May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited Symantec Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of April 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2009, (1) PC Tools Pty. Ltd. and subsidiaries’ internal control over financial reporting associated with total assets of $310.5 million (of which $273.0 million represents goodwill and intangible assets included within the scope of the assessment) as of April 3, 2009 and total revenues of $13.9 million for the year then ended, and (2) MessageLabs Group Limited and subsidiaries’ internal control over financial reporting associated with total assets of $715.1 million (of which $640.1 million represents goodwill and intangible assets included within the scope of the assessment) as of April 3, 2009 and total revenues of $37.8 million for the year then ended.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symantec Corporation and subsidiaries as of April 3, 2009 and March 28, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 3, 2009, and our report dated May 29, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
May 29, 2009

SYMANTEC CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 3,	March 28,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$1,792,502	$1,890,225
Short-term investments	198,667	536,728
Trade accounts receivable, net	837,010	758,200
Inventories	26,928	34,138
Deferred income taxes	165,556	193,775
Other current assets	279,476	316,852

Total current assets	3,300,139	3,729,918
Property and equipment, net	973,274	1,001,750
Intangible assets, net	1,638,684	1,892,474
Goodwill	4,560,623	11,207,357
Investment in joint venture	96,938	150,000
Long-term deferred income taxes	7,867	55,304
Other long-term assets	67,605	55,291

Total assets	$10,645,130	$18,092,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$190,303	$169,631
Accrued compensation and benefits	374,468	431,345
Current deferred revenue	2,644,011	2,661,515
Income taxes payable	43,894	72,263
Short-term borrowing	—	200,000
Other current liabilities	261,691	264,832

Total current liabilities	3,514,367	3,799,586
Convertible senior notes	2,100,000	2,100,000
Long-term deferred revenue	418,769	415,054
Long-term deferred tax liabilities	51,875	219,341
Long-term income taxes payable	522,384	478,743
Other long-term obligations	89,747	106,187

Total liabilities	6,697,142	7,118,911
Commitments and contingencies
Stockholders’ equity:
Common stock (par value: $0.01, 3,000,000 shares authorized; 1,200,626 and 1,223,038 shares issued at April 3, 2009 and March 28, 2008; 816,975 and 839,387 shares outstanding at April 3, 2009 and March 28, 2008)	8,169	8,393
Additional paid-in capital	8,941,065	9,139,084
Accumulated other comprehensive income	185,594	159,792
Accumulated (deficit) earnings	(5,186,840)	1,665,914

Total stockholders’ equity	3,947,988	10,973,183

Total liabilities and stockholders’ equity	$10,645,130	$18,092,094

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues:
Content, subscriptions, and maintenance	$4,862,287	$4,561,566	$3,917,572
Licenses	1,287,567	1,312,853	1,281,794

Total net revenues	6,149,854	5,874,419	5,199,366
Cost of revenues:
Content, subscriptions, and maintenance	839,843	826,339	823,525
Licenses	34,657	44,664	49,968
Amortization of acquired product rights	352,427	349,327	342,333

Total cost of revenues	1,226,927	1,220,330	1,215,826

Gross profit	4,922,927	4,654,089	3,983,540
Operating expenses:
Sales and marketing	2,385,987	2,415,264	2,007,651
Research and development	879,702	894,042	866,882
General and administrative	342,805	347,642	316,783
Amortization of other purchased intangible assets	233,461	225,131	201,502
Restructuring	95,616	73,914	70,980
Impairment of goodwill	7,418,574	—	—
Impairment of assets held for sale	46,592	95,816	—
Patent settlement	(9,900)	—	—

Total operating expenses	11,392,837	4,051,809	3,463,798
Operating (loss) income	(6,469,910)	602,280	519,742
Interest income	37,054	76,896	122,043
Interest expense	(29,705)	(29,480)	(27,233)
Impairment of marketable securities	(3,658)	—	—
Settlements of litigation, net	—	58,500	—
Other income, net	12,041	4,327	17,070

(Loss) income before income taxes and loss from joint venture	(6,454,178)	712,523	631,622
Provision for income taxes	221,630	248,673	227,242
Loss from joint venture	53,062	—	—

Net (loss) income	$(6,728,870)	$463,850	$404,380

Net (loss) income per share — basic	$(8.10)	$0.53	$0.42
Net (loss) income per share — diluted	$(8.10)	$0.52	$0.41
Weighted-average shares outstanding — basic	830,983	867,562	960,575
Weighted-average shares outstanding — diluted	830,983	884,136	983,261

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF APRIL 3, 2009, MARCH 28, 2008 AND MARCH 30, 2007

				Accumulated
			Additional	Other	Deferred	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Stock-Based	Earnings	Stockholders’
	Shares	Amount	Capital	Income	Compensation	(Deficit)	Equity
	(In thousands)

Balances, March 31, 2006	1,040,885	$10,409	$12,426,690	$146,810	$(43,595)	$1,128,157	$13,668,471
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	—	—	—	—	—	(33,788)	(33,788)

Adjusted balances, March 31, 2006	1,040,885	10,409	12,426,690	146,810	(43,595)	1,094,369	13,634,683
Components of comprehensive income:
Net income	—	—	—	—	—	404,380	404,380
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	4,093	—	—	4,093
Translation adjustment, net of tax of $14,783	—	—	—	32,030	—	—	32,030

Total comprehensive income							440,503

Reversal of deferred compensation due to SFAS No. 123R	—	—	(43,595)	—	43,595	—	—
Issuance of common stock under employee stock plans	20,172	201	221,890	—	—	—	222,091
Repurchases of common stock	(161,704)	(1,617)	(2,694,388)	—	—	(150,307)	(2,846,312)
Restricted stock units released, net of taxes	64	1	(699)	—	—	—	(698)
Stock-based compensation, net of estimated forfeitures	—	—	152,272	—	—	—	152,272
Issuance of warrants	—	—	326,102	—	—	—	326,102
Purchase of bond hedge, net of tax	—	—	(359,546)	—	—	—	(359,546)
Income tax benefit from employee stock transactions	—	—	32,418	—	—	—	32,418

Balances, March 30, 2007	899,417	8,994	10,061,144	182,933	—	1,348,442	11,601,513
Components of comprehensive income:
Net income	—	—	—	—	—	463,850	463,850
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	278	—	—	278
Translation adjustment, net of tax of $15,818	—	—	—	(23,419)	—	—	(23,419)

Total comprehensive income							440,709

Issuance of common stock under employee stock plans	20,299	202	223,275	—	—	—	223,477
Repurchases of common stock	(80,939)	(809)	(1,347,490)	—	—	(151,696)	(1,499,995)
Restricted stock units released, net of taxes	593	6	(4,144)	—	—	—	(4,138)
Stock-based compensation, net of estimated forfeitures	—	—	156,704	—	—	—	156,704
Acquisition PPA adjustment for options	—	—	31,522	—	—	—	31,522
Director retainer fee — stock portion	17	—	300	—	—	—	300
Income tax benefit from employee stock transactions	—	—	16,486	—	—	—	16,486
Cumulative effect of adjustments from the adoption of FIN 48, net of taxes	—	—	1,287	—	—	5,318	6,605

Balances, March 28, 2008	839,387	8,393	9,139,084	159,792	—	1,665,914	10,973,183
Components of comprehensive loss:
Net loss	—	—	—	—	—	(6,728,870)	(6,728,870)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	251	—	—	251
Translation adjustment, net of tax of ($35,753)	—	—	—	25,551	—	—	25,551

Total comprehensive loss							(6,703,068)

Issuance of common stock under employee stock plans	18,123	181	230,194	—	—	—	230,375
Repurchases of common stock	(42,342)	(423)	(575,574)	—	—	(123,884)	(699,881)
Restricted stock units released, net of taxes	1,793	18	(15,625)	—	—	—	(15,607)
Stock-based compensation, net of estimated forfeitures	—	—	153,998	—	—	—	153,998
Director retainer fee — stock portion	14	—	250	—	—	—	250
Income tax benefit from employee stock transactions	—	—	8,738	—	—	—	8,738

Balances, April 3, 2009	816,975	$8,169	$8,941,065	$185,594	$—	$(5,186,840)	$3,947,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(In thousands)

OPERATING ACTIVITIES:
Net (loss) income	$(6,728,870)	$463,850	$404,380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	837,358	824,109	811,443
Stock-based compensation expense	157,464	163,695	153,880
Impairment of assets held for sale	46,592	2,200	2,841
Deferred income taxes	(89,224)	(180,215)	11,173
Income tax benefit from the exercise of stock options	14,026	29,443	43,118
Excess income tax benefit from the exercise of stock options	(17,878)	(26,151)	(25,539)
Loss (Gain) on sale of assets	—	97,463	(19,937)
Loss from joint venture	53,062	—	—
Gain on settlements of litigation	—	(58,500)	—
Realized and other than temporary impairment loss on investments	6,068	—	—
Impairment of goodwill	7,418,574	—	—
Other	7,439	(894)	912
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(84,958)	(7,002)	33,714
Inventories	5,813	10,791	10,324
Accounts payable	(48,994)	667	(25,623)
Accrued compensation and benefits	(55,092)	97,133	23,169
Deferred revenue	140,728	126,716	399,517
Income taxes payable	(28,702)	196,567	(181,926)
Other assets	66,317	81,115	(23,332)
Other liabilities	(29,125)	(2,334)	48,121

Net cash provided by operating activities	1,670,598	1,818,653	1,666,235
INVESTING ACTIVITIES:
Purchase of property and equipment	(272,240)	(273,807)	(419,749)
Proceeds from sale of property and equipment	39,713	104,715	121,464
Cash payments for acquisitions, net of cash acquired	(1,063,367)	(1,162,455)	(46,673)
Investment in joint venture	—	(150,000)	—
Purchase of equity investments	(2,000)	—	—
Purchases of available-for-sale securities	(349,043)	(1,233,954)	(226,905)
Proceeds from sales of available-for-sale securities	685,000	1,189,283	349,408

Net cash used in investing activities	(961,937)	(1,526,218)	(222,455)
FINANCING ACTIVITIES:
Sale of common stock warrants	—	—	326,102
Net proceeds from sales of common stock under employee stock benefit plans	229,133	224,152	230,295
Excess income tax benefit from the exercise of stock options	17,878	26,151	25,539
Tax payments related to restricted stock issuance	(15,607)	(4,137)	—
Repurchase of common stock	(699,881)	(1,499,995)	(2,846,312)
Repayment of short-term borrowing	(200,000)	—	—
Repayment of other long-term liability	(7,630)	(11,724)	(520,000)
Proceeds from short-term borrowing	—	200,000	—
Proceeds from debt issuance	—	—	2,067,299
Purchase of bond hedge	—	—	(592,490)

Net cash used in financing activities	(676,107)	(1,065,553)	(1,309,567)
Effect of exchange rate fluctuations on cash and cash equivalents	(130,277)	104,309	109,199

Change in cash and cash equivalents	(97,723)	(668,809)	243,412
Beginning cash and cash equivalents	1,890,225	2,559,034	2,315,622

Ending cash and cash equivalents	$1,792,502	$1,890,225	2,559,034

Supplemental schedule of non-cash transactions:
Issuance of common stock, stock options, and restricted stock for business acquisitions	$—	$35,054	—
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$321,039	$181,089	384,771
Interest expense paid	$22,568	$22,659	10,108

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Fiscal Year	Ended	Weeks

2009	April 3, 2009	53
2008	March 28, 2008	52
2007	March 30, 2007	52

The fiscal year ending April 2, 2010 will comprise 52 weeks of operating results.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenues between recognized and deferred amounts, fair value of financial instruments, valuation of goodwill, intangible assets and long-lived assets, valuation of stock-based compensation, contingencies and litigation, and the valuation allowance for deferred income taxes.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of Accumulated other comprehensive income. Foreign currency transaction gains and losses are included in Other income, net. When legal entities are liquidated, reclassification translation adjustments are made from Accumulated comprehensive income to Other income, net. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We market and distribute our software products both as stand-alone software products and as integrated product suites. We recognize revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) fees are fixed or determinable and 4) collectibility is probable. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

We derive revenue primarily from sales of content, subscriptions, maintenance and licenses. We present revenue net of sales taxes and any similar assessments.

Content, subscriptions, and maintenance revenue includes arrangements for software maintenance and technical support for our products, content and subscription services primarily related to our security products, revenue from arrangements where vendor-specific objective evidence (“VSOE”) of the fair value of undelivered elements does not exist, arrangements for managed security services, and Software-as-a-Service (“SaaS”) offerings. These arrangements are generally offered to our customers over a specified period of time, and we recognize the related revenue ratably over the maintenance, subscription, or service period.

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

Indirect channel sales

For our Consumer segment, we sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. For our consumer products that include content updates, we recognize revenue for these products ratably over the term of the subscription upon sell-through to end-users, as the subscription period commences upon sale to an end-user. For most other consumer products, we recognize package product revenue on distributor and reseller channel inventory that is not in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for product returns as an

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

offset to revenue. We fully reserve for obsolete products in the distribution channel as an offset to deferred revenue for products with content updates and to revenue for all other products.

For our Security and Compliance and Storage and Server Management segments, we generally recognize revenue from the licensing of software products through our indirect sales channel upon sell-through to an end-user. For licensing of our software to OEMs, royalty revenue is recognized when the OEM reports the sale of the software products to an end-user, generally on a quarterly basis. In addition to license royalties, some OEMs pay an annual flat fee and/or support royalties for the right to sell maintenance and technical support to the end-user. We recognize revenue from OEM support royalties and fees ratably over the term of the support agreement.

We offer channel and end-user rebates for our products. Our estimated reserves for channel volume incentive rebates are based on distributors’ and resellers’ actual performance against the terms and conditions of volume incentive rebate programs, which are typically entered into quarterly. Our reserves for end-user rebates are estimated based on the terms and conditions of the promotional program, actual sales during the promotion, the amount of actual redemptions received, historical redemption trends by product and by type of promotional program, and the value of the rebate. We estimate and record reserves for channel and end-user rebates as an offset to revenue. For consumer products that include content updates, rebates are recorded as a ratable offset to revenue over the term of the subscription.

Financial Instruments

For certain of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recognized at fair value. As of April 3, 2009, our cash equivalents consisted of $479 million in government securities, $474 million in corporate securities and $389 million in money market funds. As of March 28, 2008, our cash equivalents consisted of $734 million in commercial paper, $527 million in money market funds and $45 million in corporate securities.

Short-Term Investments.  We classify short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Short-term investments consist of marketable debt or equity securities which are classified as available-for-sale and are recognized at fair value. The determination of fair value is further detailed in Note 2. Our portfolios consist of asset-backed securities, corporate securities, government notes, and marketable equity securities. We regularly review our investment portfolio according to FSP FAS 115-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. We identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive income. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income, net. We use the specific-identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

Derivative Instruments.  We transact business in various foreign currencies and have foreign currency risks associated with monetary assets and liabilities denominated in foreign currencies. We utilize foreign currency forward contracts to reduce the risks associated with changes in foreign currency exchange rates. Our forward contracts generally have terms of one to six months. We do not use forward contracts for trading purposes. The gains

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

and losses on the contracts are intended to offset the gains and losses on the underlying transactions. Both the changes in fair value of outstanding forward contracts and realized foreign exchange gains and losses are included in Other income, net. Contract fair values are determined based upon quoted prices for identical foreign currencies in other markets from brokers. For each fiscal year presented in this report, outstanding derivative contracts and the related gains or losses were not material.

Convertible senior notes, note hedge and revolving credit facility.  Our convertible senior notes were recorded at cost based upon par value at issuance. Debt issuance costs were recorded in Other long-term assets and are being amortized to Interest expense using the effective interest method over five years for the 0.75% Notes and seven years for the 1.00% Notes. In conjunction with the issuance of the notes, we obtained hedges which would provide us with the option to purchase additional common shares at a fixed price from the note holders after conversion. The cost incurred in connection with the note hedge transaction, net of the related tax benefit and the proceeds from the sale of warrants, was included as a net reduction in Additional paid-in capital. Borrowings under our $1 billion senior unsecured revolving credit facility are generally recognized at cost plus accrued interest based upon stated interest rates.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as General and administrative expenses. We review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. We also offset deferred revenue against accounts receivable when channel inventories are in excess of specified levels and for transactions where collection of a receivable is not considered probable. The following table summarizes trade accounts receivable, net of allowances and reserves for the periods ending:

	Year Ended
	April 3,	March 28,
	2009	2008
	(In thousands)

Trade accounts receivable, net:
Receivables	$858,001	$781,514
Less: allowance for doubtful accounts	(8,863)	(8,915)
Less: reserve for product returns	(12,128)	(14,399)

Trade accounts receivable, net:	$837,010	$758,200

Equity Method Investments

We account for the Huawei-Symantec, Inc. joint venture (“joint venture”) under the equity method. Under the equity method, we record our proportionate share of the joint venture’s net loss, based on the quarterly financial statements of the joint venture. We record our proportionate share of the net loss one quarter in arrears. In determining our share of the joint venture’s net loss, we adjust the joint venture’s reported results to recognize the amortization expense associated with the difference between the carrying value of our investment in the joint venture and our proportionate share of the book value of the joint venture. Our proportionate share of net losses is included in the Loss from joint venture. See Note 7 for details.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventory predominantly consists of finished goods as well as deferred costs of revenue. Deferred costs of revenue were $24 million as of April 3, 2009 and $32 million as of March 28, 2008, of which $17 million and $22 million, respectively, are related to consumer products that include content updates and will be recognized ratably over the term of the subscription.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 25 to 30 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Computer hardware and software is depreciated over two to five years and office furniture and equipment is depreciated over a three to five-year period. The following table summarizes property and equipment by categories for the periods ending:

	Year Ended
	April 3,	March 28,
	2009	2008
	(In thousands)

Property and equipment, net:
Computer hardware and software	$1,041,195	$925,156
Office furniture and equipment	200,943	292,306
Buildings	483,105	492,857
Leasehold improvements	246,613	276,116

	1,971,856	1,986,435
Less: accumulated depreciation and amortization	(1,077,034)	(1,079,468)

	894,822	906,967
Land	78,452	94,783

Property and equipment, net:	$973,274	$1,001,750

Business Combinations

We account for acquisitions using the purchase method of accounting under SFAS No. 141(R). Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is allocated to tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition. Goodwill is recognized for the remaining unallocated purchase price.

Amounts allocated to assets are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Other separately identifiable intangible assets generally include acquired product rights, developed technology, customer lists and tradenames. We did not acquire in-process research and development (“IPR&D”) in the fiscal years 2009, 2008 and 2007.

Amounts allocated to liabilities assumed are based upon present values of amounts to be paid determined at current market rates. We estimate the fair value of deferred revenue related to product support assumed in connection with acquisitions. The estimated fair value of deferred revenue is determined by estimating the costs

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support contracts are based on the historical direct costs related to providing the support.

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

Goodwill and Intangible Assets

Goodwill.  Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. In testing for a potential impairment of goodwill, we determine the carrying value (book value) of the assets and liabilities for each reporting unit, which requires the allocation of goodwill to each reporting unit. We then estimate the fair value of each reporting unit. The first step of evaluating impairment is to determine if the estimated fair value is greater than the carrying value of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

To determine the reporting units’ fair values in the current year analyses, we used the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that reporting unit. The results thereof are corroborated with the market approach which measures the value of an asset through an analysis of recent sales or offerings of comparable property. When applied to the valuation of equity interests, consideration is given to the financial condition and operating performance of the company being appraised relative to those of publicly traded companies operating in the same or similar lines of business, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. We also consider our market capitalization on the date of the analysis. The methodology applied in the current year analysis was consistent with the methodology applied in the prior year analysis, but was based on updated assumptions, as appropriate.

Our cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors. To determine the reporting units’ carrying values in the current year evaluations, we allocated them based on either specific identification or by using judgment for those assets and liabilities that are not held by reporting units but rather by functional departments. Goodwill was allocated to the reporting units based on a combination of specific identification and relative fair values, which is consistent with the methodology utilized in the prior year impairment analysis. The use of relative fair values was necessary for certain reporting units due to changes in our operating structure in prior years. The process of evaluating the potential impairment of goodwill requires significant judgment at many points during the analysis, including determining the carrying value of the reporting units and calculating fair value of each reporting unit based on estimated future cash flows and discount rates to be applied.

Prior to performing our second step in the goodwill impairment analysis, we perform an assessment of long-lived assets for impairment. Such long-lived assets include tangible and intangible assets recorded in accordance with SFAS No. 144, Impairment and Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

As defined in SFAS No. 142, we perform our goodwill impairment analysis at the reporting unit level, which are the same as our operating segments, with the exception of the Services operating segment. We determined that

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

the Services operating segment was comprised of two components that each represented a reporting unit: SaaS and Services.

Intangible Assets.  In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology or acquired product rights (purchased product rights, technologies, databases, patents, and contracts) and tradenames. Intangible assets and long-lived assets are recognized at cost less accumulated amortization. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from one to nine years. Amortization for acquired product rights is recognized in Cost of revenues. Amortization for customer lists and tradenames is recognized in Operating expenses.

On an interim basis, we ascertain triggering events for impairment of intangible assets and assess recoverability in accordance with SFAS No. 142 for intangible assets with indefinite lives or SFAS No. 144 for intangible assets with definite lives. To determine the recoverability of our definite-lived intangible assets, when indicators of an impairment are identified, we compare the carrying amounts against the estimated future cash flows related to the underlying group of assets. These estimates are based on company forecasts and are subject to change. We also evaluate net realizability of acquired product rights in accordance with SFAS No. 86.

Assets Held For Sale

Assets to be sold or disposed of are included in Other current assets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. We evaluate assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. If the estimated fair value is less than its carrying amount, an impairment loss is recognized. The impairment loss is measured as the difference between the carrying amount of the asset and its fair value, which is estimated based on appraised market values or discounted cash flows expected to be generated by the asset. Impairment charges are included in “Impairment of assets held for sale.” The gain or loss on the sale of assets held for sale are included in nonoperating expenses.

Restructuring Liabilities

Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring liabilities in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. We record other costs associated with exit activities as they are incurred.

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

We are required to compute our income taxes in each federal, state, and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

current or long-term deferred tax assets and liabilities in our Consolidated Balance Sheets. Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our Consolidated Balance Sheets and Consolidated Statements of Operations. We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment, establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations, or to goodwill to the extent that the valuation allowance related to tax attributes of the acquired entities.

We adopted the provisions of FASB FIN 48, effective March 31, 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Earnings Per Share

Earnings per share — basic and diluted are presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. Earnings per share — basic is computed using the weighted-average number of common shares outstanding during the periods. Earnings per share — diluted is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. Potentially dilutive common shares include the assumed exercise of stock options using the treasury stock method, the dilutive impact of restricted stock, restricted stock units, and warrants using the treasury stock method, and conversion of debt, if dilutive, in the period. See Note 8 for details of potentially dilutive common shares from debt instruments included in the calculation of Earnings per share — diluted.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Fair Value of Stock-Based Awards.  We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each RSU is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each ESPP purchase right is equal to the 15% discount on shares purchased.

Concentrations of Credit Risk

A significant portion of our revenues and net (loss) income is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade accounts receivable, and forward foreign exchange contracts. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in the Consolidated Balance Sheets. The credit risk in our trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations. See Note 12 for details of significant customers.

Advertising costs

Advertising costs are charged to operations as incurred and include electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. Starting in January 2007, certain advertising contracts contain placement fee arrangements with escalation clauses which are expensed on an estimated average cost basis over the term of the arrangement. The difference between the actual placement fee paid and the estimated average placement fee cost is included in Other long-term liabilities for fiscal 2009 and 2008, which were $47 million and $71 million, respectively. Advertising costs included in Sales and marketing expense for fiscal 2009, 2008, and 2007 were $572 million, $555 million, and $382 million, respectively.

Newly Adopted and Recently Issued Accounting Pronouncements

In April 2009, the FASB issued (1) FSP FAS 115-2 and FSP FAS 124-2, which provides guidance on determining other-than-temporary impairments for debt securities; and (2) FSP FAS 107-1 and FSP APB 28-1, which provides additional fair value disclosures for financial instruments in interim periods. Each of these FSPs are effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of these FSPs to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 provides guidance on evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to a company’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF Issue No. 07-5 on our consolidated financial statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP will require the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt will be recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component will be recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. The FSP will also require interest to be accreted as interest expense of the resultant debt discount over the expected life of the debt. The transition guidance requires retrospective application to all periods presented, and does not grandfather existing instruments. The guidance will be effective for fiscal years beginning after December 15, 2008, and interim periods within those years. As such, we will adopt the FSP in the first quarter of fiscal year 2010. Our 0.75% Convertible Senior Notes due June 15, 2011, and our 1.00% Convertible Senior Notes due June 15, 2013 (collectively the “Senior Notes”), each issued in June 2006, are subject to the FSP.

Upon adoption, we will record a debt discount, which will be amortized to interest expense through maturity of the Senior Notes. Although we have not completed our evaluation of the impact of adoption, we expect to retrospectively adjust the original carrying amount of the Senior Notes as of June 2006 to reflect a discount of approximately $586 million on the date of issuance, with an offsetting increase in additional paid-in capital of approximately $354 million and a decrease in deferred tax assets of approximately $232 million. Excluding the corresponding impact of income taxes, we expect to retrospectively record an increase in non-cash interest expense of approximately $91 million in fiscal 2008 and approximately $97 million in fiscal 2009. As a result of applying the FSP, we also expect non-cash interest expense in fiscal 2010 to increase by approximately $104 million, excluding the corresponding impact of income taxes. The additional non-cash interest expense will have no impact on the total operating, investing and financing cash flows in prior periods or in future consolidated statements of cash flows. If future interpretations of, or changes to, the FSP necessitate a further change in these reporting practices, our previously reported and future results of operations could be adversely affected.

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

In April 2008, the FASB finalized FSP No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings, and to measure gain or loss on the deconsolidated subsidiary using the fair value of the noncontrolling equity investment. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued SFAS No. 141(R). This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our consolidated financial statements. The accounting treatment related to pre-acquisition uncertain tax positions will change when SFAS No. 141(R) becomes effective, which will be in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of uncertain tax positions related to pre-acquisition periods will be recorded through income tax expense, where currently the accounting treatment would require any adjustment to be recognized through the purchase price. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP No. FAS 141(R)-1 provides guidance on the accounting and disclosure of contingencies acquired or assumed in a business combination. FSP No. FAS 141(R)-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FSP No. FAS 141(R)-1 on our consolidated financial statements. See Note 14 for further details.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective March 29, 2008, we adopted SFAS 159, but we have not elected the fair value option for any eligible financial instruments as of April 3, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, The Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective March 29, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance. The adoption of the FSP did not have a material impact on our consolidated financial statements. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect adoption of the FSP to have a material impact on our consolidated financial statements. See Note 2 for information and related disclosures regarding our fair value measurements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 2.	Fair Value Measurements

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

	As of April 3, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)

Cash equivalents	$389,150	$952,860	$—	$1,342,010
Short-term investments	3,306	195,361	—	198,667

Total	$392,456	$1,148,221	$—	$1,540,677

Certain financial assets and liabilities are not included in the table above because they are measured at fair value on a nonrecurring basis and no fair value measurements have been made during the year ended April 3, 2009. These include our convertible Senior Notes and bond hedge (including the derivative call option).

FSP FAS No. 157-2, which measures fair value of nonfinancial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis, will be effective beginning in fiscal 2010. This deferral applies to us for such items as nonfinancial assets and liabilities initially measured at fair value in a business combination but not measured at fair value in subsequent periods, nonfinancial long-lived and intangible asset groups measured at fair value for an impairment assessment and reporting units measured at fair value as part of a goodwill impairment test.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 3.	Short-Term Investments

Available-for-sale investments as of April 3, 2009 and March 28, 2008 were as follows:

	April 3, 2009				March 28, 2008
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)				(In thousands)

Asset-backed securities	$14,657	$—	$(2,230)	$12,427	$52,377	$210	$(2,802)	$49,785
Corporate securities	8,402	—	(432)	7,970	46,617	155	(408)	46,364
Commercial paper	—	—	—	—	436,342	—	—	436,342
Government securities	174,962	9	(7)	174,964	997	3	—	1,000
Marketable equity securities	3,306	—	—	3,306	3,237	—	—	3,237

Total	$201,327	$9	$(2,669)	$198,667	$539,570	$368	$(3,210)	$536,728

The following table provides the gross unrealized losses and the fair market value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the following years ended:

	April 3, 2009						March 28, 2008
	Less than 12 Months		12 Months or Greater		Total		Less than 12 Months		12 Months or Greater		Total
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			(In thousands)						(In thousands)

Asset-backed securities	$1	$303	$2,229	$12,124	$2,230	$12,427	$354	$10,058	$2,448	$23,362	$2,802	$33,420
Corporate securities	41	3,960	391	4,010	432	7,970	258	9,245	150	5,830	408	15,075
Government securities	7	83,989	—	—	7	83,989	—	—	—	—	—	—

Total	$49	$88,252	$2,620	$16,134	$2,669	$104,386	$612	$19,303	$2,598	$29,192	$3,210	$48,495

Proceeds from sales of available-for-sale investments, primarily asset-backed securities, were $685 million in fiscal 2009. The gross realized losses on sales of available-for-sale investments totaled $3 million and were primarily related to our sales of asset-backed securities and corporate securities.

Proceeds from sales of available-for-sale investments were $1.2 billion in fiscal 2008 and $350 million in fiscal 2007. The gross realized gains and losses on our sales of available-for-sale investments were not material during fiscal 2008 and 2007.

The amortized cost and fair value of available-for-sale investments and cash equivalents, as of April 3, 2009, by contractual maturity, were as follows:

	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year	$1,524,282	$1,524,240
Due in 1-5 years	5,141	4,747
Due in 5-10 years	—	—
Due after 10 years	13,916	11,690

Total	$1,543,339	$1,540,677

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Assets Held for Sale

The following table summarizes the changes in assets held for sale (in thousands):

Assets held for sale as of March 30, 2007	$—
Added properties, net of impairment and assets of a business	232,638
Sold properties and assets of a business(1)	(193,070)

Assets held for sale as of March 28, 2008	39,568
Added properties, net of impairment	109,047
Sold properties(1)	(38,203)
Reclassifications(2)	(46,374)
Additional impairments and adjustments	(5,420)

Assets held for sale as of April 3, 2009	$58,618

(1)	We sold properties and a business for cash proceeds of $40 million and $98 million during fiscal 2009 and 2008, respectively. The loss on the sale of the business was $95 million and is included in Impairments of assets held for sale. The gain and the loss on the sales of properties were not significant.

(2)	Due to changing real estate market conditions and a review of our real estate holdings, we decided to retain two properties previously held for sale. As a result, we reclassified these properties to Property and equipment.

SFAS No. 144 provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell, and thus, we have recorded impairments of assets held for sale of $47 million and $96 million during fiscal 2009 and 2008, respectively. There were no impairments in fiscal 2007.

In fiscal 2009 and 2008, as part of our ongoing review of real estate holdings, we determined that certain properties were underutilized and committed to sell these properties. We expect the sale of the remaining properties to be completed no later than the third quarter of fiscal 2010.

In fiscal 2008, we determined that certain tangible and intangible assets and liabilities of the Storage and Server Management segment did not meet the long term strategic objectives of the segment. During the fourth quarter of 2008, we sold the tangible and intangible assets (and liabilities) classified as held for sale.

Note 5.	Acquisitions

Fiscal 2009 acquisitions

MessageLabs Purchase

On November 14, 2008, we completed the acquisition of MessageLabs Group Limited (“MessageLabs”), a nonpublic United Kingdom-based provider of managed services to protect, control, encrypt, and archive electronic communications. The acquisition complements our SaaS business. In exchange for all of the voting equity interests of MessageLabs, we paid the following (in thousands):

Cash paid for acquisition of common stock outstanding, excluding cash acquired	$622,214
Acquisition-related transaction costs	8,107

Total purchase price	$630,321

The results of operations for MessageLabs are included since the date of acquisition as part of the Services segment. Supplemental proforma information for MessageLabs is not material to our financial results and is therefore not included. In addition, the purchase price is subject to an adjustment of up to an additional $13 million in cash due to estimates in the initial purchase price that have yet to be finalized.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents the purchase price allocation included on our Consolidated Balance Sheets (in thousands):

Net tangible assets(1)	$20,408
Other intangible assets(2)	169,813
Goodwill(3)	470,280
Deferred tax liability	(30,180)

Total purchase price	$630,321

(1)	Net tangible assets include deferred revenue which was adjusted down from $34 million to $10 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Other intangible assets include customer relationships of $127 million, developed technology of $39 million and definite-lived tradenames of $4 million, which are amortized over their estimated useful lives of one to eight years. The weighted-average estimated useful lives were 8.0 years, 4.0 years and 1.0 years, respectively.

(3)	Goodwill is not tax deductible and resulted primarily from our expectation of synergies from the integration of MessageLabs product offerings with our product offerings.

Other fiscal 2009 acquisitions

During fiscal 2009, in addition to MessageLabs, we completed acquisitions of five nonpublic companies for an aggregate of $478 million in cash, including $6 million in acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance. No equity interests were issued. We recorded goodwill in connection with each of these acquisitions, which resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. All of the goodwill from the nSuite Technologies, Inc. (“nSuite”) acquisition is tax deductible and most of the goodwill from the PC Tools Pty Ltd. (“PC Tools”) acquisition is tax deductible, while goodwill for the other acquisitions is not tax deductible. In addition, the purchase price for PC Tools is subject to a contingent consideration adjustment of up to an additional $30 million in cash if PC Tools achieves certain billings and expense targets. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. AppStream, Inc. (“AppStream”), nSuite and Mi5 Inc. (“Mi5”) are included in our Security and Compliance segment and SwapDrive, Inc. (“SwapDrive”) and PC Tools are included in our Consumer segment. Supplemental proforma information for the acquisitions is not material to our financial results and is therefore not included.

The purchase price allocations related to these other fiscal 2009 acquisitions are as follows:

	AppStream	SwapDrive	nSuite	PC Tools	Mi5	Total
	(In thousands)

Acquisition date	April 18, 2008	June 6, 2008	August 8, 2008	October 6, 2008	March 20, 2009
Net tangible assets (liabilities)	$14,227	$1,505	$(838)	$(10,719)	$504	$4,679
Other intangible assets(1)	10,950	42,110	5,717	100,500	6,230	165,507
Goodwill	27,402	80,850	15,507	172,510	11,273	307,542

Total purchase price	$52,579	$124,465	$20,386	$262,291	$18,007	$477,728

(1)	Other intangible assets include customer relationships of $43 million, developed technology of $90 million and definite-lived tradenames of $1 million, which are amortized over their estimated useful lives of one to nine

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

years. The weighted-average estimated useful lives were 6.5 years, 5.5 years and 1.4 years, respectively. Other intangible assets also include indefinite-lived trade-names of $31 million, which have an indefinite estimated useful life.

Fiscal 2008 acquisitions

Altiris Purchase

On April 6, 2007, we completed the acquisition of Altiris Inc. (“Altiris”), a leading provider of information technology management software that enables businesses to easily manage and service network-based endpoints. In exchange for all of the voting equity interests of Altiris, we paid the following (in thousands):

Cash paid for acquisition of common stock outstanding, excluding cash acquired	$989,863
Fair value of stock options assumed	16,847
Fair value of restricted stock awards	4,839
Acquisition-related transaction costs	4,348
Restructuring costs	22,341

Total purchase price	$1,038,238

The results of operations of Altiris are included since the date of acquisition as part of the Security and Compliance segment, with the exception of Altiris Services, which are included as part of our Services segment. Supplemental proforma information for Altiris was not material to our financial results and was therefore not included.

The following table presents the purchase price allocation included on our Consolidated Balance Sheets (in thousands):

Net tangible assets(1)	$231,054
Other intangible assets(2)	312,920
Goodwill(3)	633,233
Deferred tax liability	(138,969)

Total purchase price	$1,038,238

(1)	Net tangible assets include deferred revenue which was adjusted down from $46 million to $12 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Other intangible assets include customer relationships of $201 million, developed technology of $90 million and definite-lived tradenames of $22 million, which are amortized over their estimated useful lives of one to eight years. The weighted-average estimated useful lives were 8.0 years, 5.1 years and 7.6 years, respectively.

(3)	Goodwill is deductible in the state of California for tax purposes. The amount resulted primarily from our expectation of synergies from the integration of Altiris product offerings with our product offerings.

Other fiscal 2008 acquisitions

During fiscal 2008, in addition to Altiris, we completed acquisitions of two nonpublic companies for an aggregate of $334 million in cash, including $5 million in acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance. No equity interests were issued. We recorded goodwill in connection with each of these acquisitions, none of which was tax deductible, resulting primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations for Vontu Inc. (“Vontu”) and Transparent

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Logic Technologies, Inc. (“Transparent Logic”) have been included in our results of operations since their respective acquisition dates and are included in our Security and Compliance segment. Supplemental proforma information for the acquisitions was not material to our financial results and was therefore not included.

The purchase price allocations related to these other fiscal 2008 acquisitions are as follows:

	Vontu	Transparent Logic	Total
	(In thousands)

Acquisition date	November 30, 2007	January 11, 2007
Net tangible (liabilities) assets	$(6,292)	$167	$(6,125)
Other intangible assets(1)	68,830	3,485	72,315
Goodwill	259,425	8,777	268,202

Total purchase price	$321,963	$12,429	$334,392

(1)	Other intangible assets include customer relationships of $33 million and developed technology of $39 million, which are amortized over their estimated useful lives of one to eight years. The weighted-average estimated useful lives were 8.0 years and 4.1 years, respectively.

Fiscal 2007 acquisitions

During fiscal 2007, we completed acquisitions of two nonpublic companies for an aggregate of $45 million in cash, including $1 million in acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance costs. No equity interests were issued. We recorded goodwill in connection with each of these acquisitions, none of which was tax deductible, resulting primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. The results of operations of Company-i Limited (“Company-I”) are included in our Services segment while the results of 4FrontSecurity, Inc. (“4FrontSecurity”) are included in our Security and Compliance segment. Supplemental proforma information for the acquisitions was not material to our financial results and was therefore not included.

The purchase price allocations related to these other fiscal 2007 acquisitions are as follows:

	Company-I	4Front Security	Total
	(In thousands)

Acquisition date	December 1, 2006	February 23, 2007
Net tangible liabilities	$(1,356)	$(1,112)	$(2,468)
Other intangible assets(1)	5,900	2,788	8,688
Goodwill	33,510	5,739	39,249

Total purchase price	$38,054	$7,415	$45,469

(1)	Other intangible assets include customer relationships of $6 million and developed technology of $3 million, which are amortized over their estimated useful lives of five to eight years. The weighted-average estimated useful lives were 8.0 years and 5.0 years, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 6.	Goodwill and Intangible Assets

Goodwill

We account for goodwill in accordance with SFAS No. 142. As such, we allocate goodwill to our reporting units, which are the same as our operating segments, except for the Services operating segment, which includes the SaaS and Other Services reporting units. Goodwill is allocated by operating segment as follows:

			Storage and
		Security and	Server
	Consumer	Compliance	Management	Services	Total
	(In thousands)

Balance as of March 30, 2007	$102,810	$4,582,070	$5,400,718	$254,750	$10,340,348
Operating segment reclassification(1)	—	(1,372,380)	1,280,739	91,641	—
Goodwill acquired through business combinations(2)	—	882,321	—	11,705	894,026
Goodwill adjustments (3)(4)	—	(11,294)	(15,723)	—	(27,017)

Balance as of March 28, 2008	$102,810	$4,080,717	$6,665,734	$358,096	$11,207,357

Operating segment reclassification(5)	—	(84,376)	—	84,376	—
Goodwill acquired through business	253,360	54,182	—	470,280	777,822
combinations (2)
Goodwill adjustments(3)	—	3,766	(9,822)	74	(5,982)
Goodwill impairment	—	(2,699,763)	(4,198,715)	(520,096)	(7,418,574)

Balance as of April 3, 2009	$356,170	$1,354,526	$2,457,197	$392,730	$4,560,623

(1)	In the fourth quarter of fiscal year 2008, we modified our operating segments to be better in line with how we manage our business.

(2)	See Note 5 for acquisitions.

(3)	Reflects adjustments made to goodwill of prior acquisitions as a result of tax adjustments, primarily related to stock-based compensation.

(4)	The decrease of $16 million in the goodwill balance for the Storage and Server Management segment’s goodwill balance is attributable to $9 million related to the sale of the APM business and $7 million related to various acquisition related tax adjustments.

(5)	In the first quarter of fiscal year 2009, we moved Altiris services from the Security and Compliance segment to the Services segment. As a result of this reclassification the above adjustments were made as required by SFAS No. 142.

Based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis during the third quarter of fiscal 2009. The analysis was not completed during the third quarter of fiscal 2009 and an estimated impairment charge of $7.0 billion was recorded. The analysis was subsequently finalized and an additional impairment charge of $413 million was included in our results for the fourth quarter of fiscal 2009. As a result, we recorded a total non-cash goodwill impairment charge based on the interim impairment analysis of $7.4 billion for fiscal 2009. We also performed our annual impairment analysis during the fourth quarter of fiscal 2009 and determined that no additional impairment charge was required.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

In accordance with SFAS No. 142, we apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and on an interim basis, whenever events or changes in circumstances indicate that the carrying value of goodwill or indefinite-lived intangible assets may not be recoverable and an impairment loss may have been incurred.

When a potential impairment of goodwill is indicated, we determine the carrying value of the assets and liabilities related to identified reporting units, including an allocation of goodwill, and estimate the respective fair value of our reporting units. The specific analysis of a potential goodwill impairment then requires a two-step process. The first step of evaluating impairment involves determining if the estimated fair value of each reporting unit is less than its carrying value, in which case we then perform the second step of the goodwill impairment analysis. The second step requires estimating the fair value of all identifiable assets and liabilities of the respective reporting unit, in a manner similar to a purchase price allocation for an acquired business. An impairment loss is then recognized for the amount by which the carrying value of the reporting unit’s goodwill exceeds its implied fair value.

As noted in the Summary of Significant Accounting Policies, the calculation of potential goodwill impairment requires significant judgment at many points during the analysis. In determining the carrying value of the reporting units, we applied judgment to allocate assets and liabilities, such as accounts receivable and property, plant and equipment, based on the specific identification or relevant driver, as they are not held by those reporting units but by functional departments. Furthermore, for the reporting units with recognized goodwill for the purposes of our analysis, we utilize the income approach, under which we calculate fair value based on the estimated discounted future cash flows of that specific reporting unit. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction, but we also consider the market approach which measures the value of an asset through an analysis of recent sales or offerings of comparable property. When applied to the valuation of equity interests, consideration is given to the financial condition and operating performance of the company being appraised relative to those of publicly traded companies operating in the same or similar lines of business, potentially subject to corresponding economic, environmental, and political factors and considered to be reasonable investment alternatives. We also consider our market capitalization on the date we perform our analysis as compared to the sum of the fair values of our reporting units to assess the reasonableness of the values of the reporting units determined under the income approach.

The income approach requires us to make estimates and judgments about the future cash flows of each reporting unit as well as discount rates to be applied. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. As a result of the downturn in the economic environment during the second half of calendar 2008, determining the fair value of the individual reporting units is even more judgmental than in the past. In particular, the global economic recession has reduced our visibility into long-term trends, and consequently, estimates of future cash flows used in the current year analyses are lower than those used in the prior year analysis. The discount rates utilized in the analysis also reflect market-based estimates of the risks associated with the projected cash flows of individual reporting units and were increased from the prior year analysis to reflect increased risk due to current volatility in the economic environment.

Our reporting units are identified in accordance with SFAS No. 142 and are either equivalent to, or represent one level below, an operating segment, which constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Our reporting units are consistent with our operating segments, except for the Services segment, which includes the SaaS and the Services reporting units. The SaaS reporting unit is new for fiscal 2009 and was primarily the result of an acquisition during the year.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Intangible assets, net

	April 3, 2009
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In thousands)

Customer relationships	$1,830,222	$(745,148)	$1,085,074	5 years
Developed technology	1,784,792	(1,390,497)	394,295	1 year
Definite-lived tradenames	130,453	(53,834)	76,619	6 years
Patents	75,595	(45,851)	29,744	4 years
Indefinite-lived tradenames	52,952	—	52,952	Indefinite

Total	$3,874,014	$(2,235,330)	$1,638,684	3 years

	March 28, 2008
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In thousands)

Customer relationships	$1,661,683	$(526,512)	$1,135,171	5 years
Developed technology	1,655,895	(1,045,383)	610,512	2 years
Definite-lived tradenames	125,203	(38,933)	86,270	7 years
Patents	71,313	(32,875)	38,438	5 years
Indefinite-lived tradenames	22,083	—	22,083	Indefinite

Total	$3,536,177	$(1,643,703)	$1,892,474	4 years

In fiscal 2009, 2008, and 2007, total amortization expense for intangible assets was $586 million, $574 million, and $543 million, respectively.

Total amortization expense for intangible assets which have definite lives, based upon our existing intangible assets and their current estimated useful lives as of April 3, 2009, is estimated to be as follows (in thousands):

2010	$473,496
2011	338,935
2012	293,723
2013	261,527
2014	117,195
Thereafter	100,856

Total	$1,585,732

Note 7.	Investment in Joint Venture

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. We contributed cash of $150 million, licenses related to certain intellectual property and intangible assets in exchange for 49% of the outstanding common shares of the joint venture. The joint venture will develop, manufacture, market and support security and storage appliances to global telecommunications carriers and enterprise customers. Huawei contributed its telecommunications storage and security business assets,

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

engineering, sales and marketing resources, personnel, and licenses related to intellectual property in exchange for a 51% ownership interest in the joint venture.

The contribution of assets to the joint venture was accounted for at its carrying value. The historical carrying value of the assets contributed by Symantec comprised a significant portion of the net assets of the joint venture. As a result, our carrying value of the investment in the joint venture exceeded our proportionate share in the book value of the joint venture by approximately $75 million upon formation of the joint venture. As the contributions for both Symantec and Huawei were recorded at historical carrying value by the joint venture, this basis difference is attributable to the contributed identified intangible assets. The basis difference is being amortized over a weighted-average period of 9 years, the estimated useful lives of the underlying identified intangible assets to which the basis difference is attributed.

On February 5, 2011, we have a one-time option to purchase an additional two percent ownership interest from Huawei for $28 million. We determined the value of the option using the Black-Scholes option-pricing model. The value of the option is not considered material to the financial statements and is recorded in Investment in joint venture on the Balance Sheet. We have concluded that the option does not meet the definition of a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Symantec and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process upon certain triggering events set to occur as early as February 5, 2011.

In fiscal 2009, we recorded a loss of approximately $53 million related to our share of the joint venture’s net loss, including the amortization of the basis difference described above, for the joint venture’s period ended December 31, 2008. The carrying value of our investment in the joint venture as of April 3, 2009 was approximately $97 million.

Summarized unaudited statement of operations information for the joint venture and the calculation of our share of the joint venture’s loss are as follows:

For the Period from
February 5, 2008 to
December 31, 2008
(In thousands)

Net revenues	$28,081
Gross margin	6,997
Net loss, as reported by the joint venture	$(92,550)
Symantec’s ownership interest	49%

Symantec’s proportionate share of net loss	$(45,349)
Adjustment for amortization of basis difference	(7,713)

Loss from joint venture	$(53,062)

Note 8.	Debt

Convertible senior notes

In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011 (the “0.75% Notes”) and $1.0 billion principal amount of 1.00% Convertible Senior Notes due June 15, 2013 (the “1.00% Notes”) to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. We refer to the 0.75% Notes and the 1.00% Notes collectively as the Senior Notes. We received proceeds of $2.1 billion from the Senior Notes and incurred net transaction costs of approximately $33 million, which were allocated proportionately to the 0.75% Notes and the 1.00% Notes. The 0.75% Notes and 1.00% Notes were each issued at par and bear interest at 0.75% and 1.00% per annum, respectively. Interest is payable semiannually in arrears on June 15 and December 15, beginning December 15, 2006.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the Senior Notes may convert their Senior Notes prior to maturity during specified periods as follows: (1) during any calendar quarter beginning after June 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) with respect to the 0.75% Notes, at any time on or after April 5, 2011, and with respect to the 1.00% Notes, at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the Senior Notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of April 3, 2009, none of the conditions allowing holders of the Senior Notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount.

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

In accordance with SFAS No. 128, the Senior Notes will have no impact on diluted earnings per share (“EPS”) until the price of our common stock exceeds the conversion price of $19.12 per share because the principal amount of the Senior Notes will be settled in cash upon conversion. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $19.12 per share using the treasury stock method. As a result, for the first $1.00 by which the average price of our common stock for a quarterly period exceeds $19.12 per share there would be dilution of approximately 5.4 million shares. As the share price continues to increase, additional dilution would occur at a declining rate such that an average price of $27.3175 per share would yield cumulative dilution of approximately 32.9 million shares. If the average price of our common stock exceeds $27.3175 per share for a quarterly period we will also include the effect of the additional potential shares that may be issued related to the warrants using the treasury stock method. The Senior Notes along with the warrants have a combined dilutive effect such that for the first $1.00 by which the average price exceeds $27.3175 per share there would be cumulative dilution of approximately 39.5 million shares prior to conversion. As the share price continues to increase, additional dilution would occur but at a declining rate.

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

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and exclude any potential adjustments to the conversion ratio provided under the terms of the Senior Notes. See Note 15 for information regarding the impact on EPS of the Senior Notes and warrants in the current period.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Revolving credit facility

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

On November 29, 2007, we borrowed $200 million under this credit agreement to partially finance our acquisition of Vontu with an interest rate of 4.7075% per annum due and payable quarterly. During the first quarter of fiscal 2009, we repaid the entire line of credit principal amount of $200 million plus accrued interest of $3 million. Total interest expense associated with this borrowing was approximately $6 million. As of April 3, 2009, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

Note 9.	Restructuring

Our restructuring costs consist of severance, benefits, facilities and other costs. Severance and benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities’ costs generally include rent expense, less expected sublease income and lease termination costs. Other costs generally include relocation, asset abandonment costs, the effects of foreign currency exchange and consulting services. Restructuring expenses generally do not impact a particular reporting segment and are included in the “Other” reporting segment.

Charges for severance, benefits and facilities were $75 million, $74 million, and $70 million for fiscal 2009, 2008, and 2007, respectively. Charges for fiscal 2009, 2008, and 2007 periods were primarily related to severance and benefits related to the worldwide headcount reduction actions in each year as well as the business structure changes in the 2008 Plan described below which occurred in fiscal 2009.

Additionally, we incurred $21 million in charges for transition and transformation fees, consulting charges and other costs related to the outsourcing of back office functions in fiscal 2009.. The transition and transformation related activities are expected to be substantially complete at the end of fiscal 2010. Total remaining costs for these activities are estimated to be $40 million.

2009 Restructuring Plan (“2009 Plan”)

In the third quarter of fiscal 2009, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. Charges related to this action are for severance and benefits. These actions were initiated in the third quarter of fiscal 2009 and are expected to be substantially completed in fiscal 2010. Total remaining costs for relocation are not expected to be material.

•	Consolidate facilities. In an ongoing effort to consolidate facilities, we decided to move our corporate headquarters to Mountain View, California. Charges related to this action will primarily be associated with moving costs. These actions have been initiated and costs are expected to be substantially completed in fiscal 2010 but are not expected to be material.

2008 Restructuring Plan (“2008 Plan”)

In the third quarter of fiscal 2008, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in the third quarter of fiscal 2008 and was substantially completed in the fourth quarter of fiscal 2008. Charges related to this action are for severance and benefits. Total remaining costs are not expected to be material.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

•	Reduce operating costs, implement management structure changes, optimize the business structure and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and are expected to be completed in fiscal 2010. Total remaining costs for the 2008 Plan are estimated to range from $15 million to $20 million.

•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the second quarter of fiscal 2009 and are expected to be substantially completed in fiscal 2010. Total remaining costs for severance and benefits are expected to range from $10 million to $35 million.

Prior and Acquisition-Related Restructuring Plans

Prior Restructuring Plans

2007 Restructuring Plan.  In fiscal 2007, management approved and initiated the following restructuring events to reduce operating costs through a worldwide headcount reduction. This action was initiated and substantially completed in the first quarter of fiscal 2008. Charges related to this action were for severance and benefits. Total remaining costs are not expected to be material.

Acquisition-Related Restructuring Plans

We review our real estate holdings on an ongoing basis. In this review, we assess underutilized space which has largely resulted from the integration efforts related to earlier business acquisitions. Restructuring liabilities consist of excess facilities obligations. These restructuring liabilities at April 3, 2009 primarily related to excess facility obligations at several locations around the world. Acquisition-related restructuring liabilities are expected to be paid between fiscal 2010 and fiscal 2016 when their respective lease terms end.

Restructuring Summary

	FY 2009 Restructuring Liability
		Costs,				Cumulative
		Net of	Other	Cash	April 3,	Incurred
	March 28, 2008	Adjustments(1)	Adjustments	Payments	2009	to Date
	(In thousands)

2009 Restructuring Plans:
Severance	$—	$39,886	$—	$(36,888)	$2,998	$39,886
2008 Restructuring Plans:
Severance	16,337	22,706	—	(31,518)	7,525	64,331
Prior & Acquisition Restructuring Plans:
Severance	20	1,184	680	(950)	934	118,892
Facilities	14,263	10,830	1,212	(10,412)	15,893	46,983

Total	$30,620	$74,606	$1,892	$(79,768)	$27,350

Transition, transformation and other costs:		21,010				21,010

Total Restructuring Charges:		$95,616

Balance Sheet:
Other current liabilities	$24,062				$20,735
Other long-term liabilities	6,558				6,615

	$30,620				$27,350

(1)	Total net adjustments or reversals, which include the effects of foreign currency, for each respective fiscal year were not material.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 10.	Commitments and Contingencies

Lease Commitments

We lease certain of our facilities and related equipment under operating leases that expire at various dates through 2029. We currently sublease some space under various operating leases that will expire on various dates through 2018. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense was $88 million, $87 million, and $83 million in fiscal 2009, 2008, and 2007, respectively.

As of April 3, 2009, our future commitments and sublease information under non-cancellable leases were as follows:

	Lease	Sublease	Net Lease
	Commitment	Income	Commitment
	(In thousands)

2010	$93,203	$5,631	$87,572
2011	70,831	4,312	66,519
2012	57,749	2,422	55,327
2013	48,788	1,391	47,397
2014	41,605	753	40,852
Thereafter	114,433	1,589	112,844

	$426,609	$16,098	$410,511

(1)	The net lease commitment amount includes $11 million related to facilities that are included in our restructuring reserve. For more information, see Note 9.

Indemnification

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors’ and officers’ insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

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

Litigation Contingencies

For a discussion of our pending tax litigation with the Internal Revenue Service relating to the 2000 and 2001 tax years of Veritas, see Note 14.

On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint (“CAC”), was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press releases and SEC filings regarding the company’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. In April 2008, the parties filed a stipulation of settlement. On July 31, 2008, the Court held a final approval hearing and, on August 5, 2008, the Court entered an order approving the settlement. An objector to the fees portion of the settlement has lodged an appeal. In fiscal 2008, we recorded an accrual in the amount of $21.5 million for this matter and, pursuant to the terms of the settlement, we established a settlement fund of $21.5 million on May 1, 2008.

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

Note 11.	Stock Transactions

Stock repurchases

The following table presents a summary of our stock repurchases:

	Year Ended
	April 3,	March 28,	March 31,
	2009	2008	2007
	(In thousands, except per share data)

Total number of shares repurchased	42,342	80,939	161,705
Dollar amount of shares repurchased	$699,881	$1,499,995	$2,846,312
Average price paid per share	$16.53	$18.53	$17.60
Range of price paid per share	$10.34 to $22.64	$16.67 to $20.16	$15.61 to $21.66

We have operated stock repurchase programs in the past. Our most recent program was authorized by our Board of Directors on June 14, 2007 to repurchase up to $2 billion of our common stock. This program does not have an expiration date and as of April 3, 2009, $300 million remained authorized for future repurchases.

Note 12.	Segment Information

During the first quarter of fiscal 2009, we changed our operating segments to better align our operating structure. Altiris services that were formerly included in the Security and Compliance segment were moved to the Services segment. This move is a result of operational changes in our Services segment and the continued integration of our Altiris business. All operating segments are managed by the chief operating decision maker, which is our current chief executive officer, formerly our chief operating officer. Our chief operating decision maker, manages business operations, evaluates performance and allocates resources based primarily on the operating segments’ net revenues. The new business structure more directly aligns the operating segments with markets and customers, and we believe will establish more direct lines of reporting responsibilities, speed decision making, and enhance the ability to pursue strategic growth opportunities. We revised the business segment

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

information for prior years to conform to the new presentation. Our reportable segments are the same as our operating segments. As of April 3, 2009, we operated in five operating segments:

•	Consumer. Our Consumer segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, archiving, messaging management, and data loss prevention solutions that allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing enterprise and large enterprise customers with storage and server management, backup, and data protection solutions across heterogeneous storage and server platforms.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. Our services include consulting, business critical, education, SaaS and managed security services.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. There are no intersegment sales. Our chief operating decision maker evaluates performance primarily based on net revenue. Except for goodwill, as disclosed in Note 6, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Segment information

The following table presents a summary of our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
	(In thousands)

Fiscal 2009
Net revenues	$1,773,207	$1,610,835	$2,294,929	$469,495	$1,388	$6,149,854
Percentage of total net revenues	29%	26%	37%	8%	0%	100%
Operating income (loss)(1)	948,090	520,837	1,024,393	(442)	(8,962,788)	(6,469,910)
Operating margin of segment	53%	32%	45%	0%	*
Depreciation and amortization expense	15,288	23,721	49,011	14,805	734,533	837,358
Fiscal 2008
Net revenues	$1,746,089	$1,609,468	$2,136,307	$380,620	$1,935	$5,874,419
Percentage of total net revenues	30%	27%	37%	6%	0%	100%
Operating income (loss)(1)	938,627	466,849	683,567	(36,101)	(1,450,662)	602,280
Operating margin of segment	54%	29%	32%	(9)%	*
Depreciation and amortization expense	6,680	26,216	59,744	10,515	720,954	824,109
Fiscal 2009 vs. Fiscal 2008 period over period comparison
Operating income (loss)	$9,463	$53,988	$340,826	$35,659	$(7,512,126)	$(7,072,190)
Operating income percentage year over year change	1%	12%	50%	99%	*
Fiscal 2007
Net revenues	$1,590,505	$1,408,906	$1,906,607	$293,226	$122	$5,199,366
Percentage of total net revenues	30%	27%	37%	6%	0%	100%
Operating income (loss)(1)	931,989	368,954	633,993	(43,606)	(1,371,588)	519,742
Operating margin of segment	59%	26%	33%	(15)%	*
Depreciation and amortization expense	5,282	29,782	58,823	10,485	707,071	811,443
Fiscal 2008 vs. Fiscal 2007 period over period comparison
Operating income (loss)	$6,638	$97,895	$49,574	$7,505	$(79,074)	$82,538
Operating income percentage year over year change	1%	27%	8%	17%	(6)%

*	Percentage not meaningful.

(1)	In fiscal 2009, we revised an allocation of sales and marketing expense between the Security and Compliance segment and Storage and Server Management segment as a result of a misclassification which has been revised for all periods presented. The result of this reclassification increased the operating income of the Security and Compliance segment and decreased the operating income of the Storage and Server Management segment by $201 million in fiscal 2008 and $146 million in fiscal 2007.

Product revenue information

Net revenues from sales of our core consumer security products within our Consumer segment represented 27%, 28%, and 28% of our total net revenues for fiscal 2009, 2008, and 2007, respectively.

Net revenues from sales of our endpoint security products within our Security and Compliance segment represented 10%, 11%, and 16% of our total net revenues during fiscal 2009, 2008, and 2007, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Net revenues from sales of our storage and availability management products within our Storage and Server Management segment represented 12%, 11%, and 9% of our total revenues during fiscal 2009, 2008, and 2007, respectively.

Net revenue from sales of our data protection products within our Storage and Server Management segment represented 20%, 20%, and 20% of our total revenues during fiscal 2009, 2008, and 2007, respectively.

Geographical information

The following table represents revenue amounts reported for products shipped to customers in the corresponding regions:

	Year Ended
		March 28,	March 30,
	April 3, 2009	2008	2007
	(In thousands)

Net revenues from customers:
United States	$3,024,137	$2,814,444	$2,560,342
United Kingdom	684,947	729,958	542,244
Other foreign countries(1)	2,440,770	2,330,017	2,096,780

	$6,149,854	$5,874,419	$5,199,366

(1)	No individual country represented more than 10% of the respective totals.

The table below lists our property and equipment, net of accumulated depreciation, by geographic area for fiscal 2009 and 2008. With the exception of property and equipment, we do not identify or allocate our assets by geographic area:

	Year Ended
		March 28,
	April 3, 2009	2008
	(In thousands)

Long-lived assets:
United States	$811,176	$802,181
Foreign countries(1)	162,098	199,569

	$973,274	$1,001,750

(1)	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2009, 2008 and 2007, one reseller, Digital River accounted for 10%, 11% and 12%, respectively, of our total net revenues. Digital River represented the only customer that accounted for 10 percent or more of revenues in fiscal 2009. In fiscal 2008 and 2007, one distributor, Ingram Micro accounted for 10% and 11%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. None of these contracts were individually responsible for over 10 percent of our total net revenues in fiscal 2008 and 2007.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 13.	Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution. The maximum match in any given plan year is 3% of the employees’ eligible compensation, up to $6,000. Our contributions under the plan were $20 million, $24 million, and $24 million, in fiscal 2009, 2008, and 2007, respectively.

Stock purchase plans

1998 Employee Stock Purchase Plan

In September 1998, our stockholders approved the 1998 Employee Stock Purchase Plan (“1998 ESPP”), and reserved shares of common stock for issuance thereunder. Under the 1998 ESPP, 4 million, 5 million, and 4 million shares were issued during fiscal 2009, 2008, and 2007, respectively, representing $63 million, $69 million, and $65 million in contributions, respectively. The 1998 ESPP expired in fiscal 2009. As of April 3, 2009 a total of 33 million shares had been issued and no shares remain available for issuance under this plan.

2008 Employee Stock Purchase Plan

In September 2008, our stockholders approved the 2008 Employee Stock Purchase Plan (“2008 ESPP”) and reserved 20 million shares of common stock for issuance thereunder. As of April 3, 2009, 20 million shares remain available for issuance under the 2008 ESPP.

Subject to certain limitations, our employees may elect to have 2% to 10% of their compensation withheld through payroll deductions to purchase shares of common stock under the 2008 ESPP. Employees purchase shares of common stock at a price per share equal to 85% of the fair market value on the purchase date at the end of each six-month purchase period.

2002 Executive Officers’ Stock Purchase Plan

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, which was amended by our Board of Directors in January 2008. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. As of April 3, 2009, 40,401 shares have been issued under the plan and 209,599 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividends.

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. Stockholders increased the number of shares of stock that may be issued by 50,000 in both September 2004 and September 2007. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of April 3, 2009, a total of 40,119 shares had been issued under this plan and 109,881 shares remained available for future issuance.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

2004 Equity Incentive Plan

Under the 2004 Equity Incentive Plan, (“2004 Plan”) our Board of Directors, or a committee of the Board of Directors, may grant incentive and nonqualified stock options, stock appreciation rights, restricted stock units (“RSUs”), or restricted stock awards (“RSAs”) to employees, officers, directors, consultants, independent contractors, and advisors to us, or to any parent, subsidiary, or affiliate of ours. The purpose of the 2004 Plan is to attract, retain, and motivate eligible persons whose present and potential contributions are important to our success by offering them an opportunity to participate in our future performance through equity awards of stock options and stock bonuses. Under the terms of the 2004 Plan, the exercise price of stock options may not be less than 100% of the fair market value on the date of grant. Options generally vest over a four-year period. Options granted prior to October 2005 generally have a maximum term of ten years and options granted thereafter generally have a maximum term of seven years.

As of April 3, 2009, we have reserved 131 million shares for issuance under the 2004 Plan. These shares include 18 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 23 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, (“1996 Plan”), 40 million and 50 million shares that were approved for issuance on the amendment and restatement of the 2004 Plan at our 2006 and 2008 annual meeting of stockholders, respectively. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996 Plan upon their cancellation will also be added to the 2004 Plan reserve. As of April 3, 2009, 77 million shares remain available for future grant under the 2004 Plan.

Assumed Vontu stock options

In connection with our acquisition of Vontu, we assumed all unexercised, outstanding options to purchase Vontu common stock. Each unexercised, outstanding option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 0.5351 shares of Symantec common stock for each share of Vontu common stock. In total, all unexercised, outstanding Vontu options were converted into options to purchase approximately 2.2 million shares of Symantec common stock. As of April 3, 2009, total unrecognized compensation cost adjusted for estimated forfeitures related to unexercised, outstanding Vontu stock options was approximately $4 million.

Furthermore, all shares obtained upon exercise of unvested Vontu options were converted into the right to receive cash of $9.33 per share upon vesting. The total value of the assumed exercised, unvested Vontu options on the date of acquisition was approximately $7 million, assuming no options are forfeited prior to vesting. As of April 3, 2009, total unrecognized compensation cost adjusted for estimated forfeitures related to exercised, unvested Vontu stock options was approximately $1 million.

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

Assumed Altiris stock options and awards

In connection with our acquisition of Altiris, we assumed all of the outstanding options to purchase Altiris common stock. Each option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 1.9075 shares of Symantec common stock for each share of Altiris common stock. In total, we assumed and converted Altiris options into options to purchase approximately 3 million shares of Symantec common stock. In addition, we assumed and converted all outstanding Altiris RSUs into approximately 320,000 Symantec RSUs, based on the same exchange ratio. Furthermore, we assumed all outstanding Altiris RSAs

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

which were converted into the right to receive cash in the amount of $33.00 per share upon vesting. The total value of the assumed Altiris RSAs on the date of acquisition was approximately $9 million, assuming no Altiris RSAs are forfeited prior to vesting, and all Altiris RSAs have vested and been paid. As of April 3, 2009, the total unrecognized compensation cost adjusted for estimated forfeitures, related to the Altiris unvested stock options and RSUs, was immaterial.

The assumed Altiris options, RSUs, and RSAs retained all applicable terms and vesting periods, except for certain Altiris options, RSAs and RSUs that were accelerated according to the executive vesting plan and were vested over a four to twelve month period from the date of acquisition and certain other options that vested in full as of the acquisition date. In general, the assumed Altiris options vest over a period of three to four years from the original date of grant and have a maximum term of ten years. The assumed Altiris RSUs and RSAs typically vest over a period of two to three years from the original date of grant.

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

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Options
	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Expected life	3 years	3 years	3 years
Expected volatility	37%	33%	34%
Risk-free interest rate	2.04%	4.52%	4.86%

Changes in the Black-Scholes valuation assumptions and our estimated forfeiture rate may change the estimate of fair value for stock-based compensation and the related expense recognized. There have not been any material changes to our stock-based compensation expense due to changes in our valuation assumptions of stock-based awards.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Operations.

	Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(In thousands, except per share data)

Cost of revenues — Content, subscriptions, and maintenance	$11,180	$13,003	$12,373
Cost of revenues — Licenses	3,053	3,731	4,064
Sales and marketing	65,744	58,181	55,895
Research and development	49,285	57,597	57,132
General and administrative	28,202	31,183	24,416

Total stock-based compensation	157,464	163,695	153,880
Tax benefit associated with stock-based compensation expense	(44,471)	(41,589)	(35,415)

Net effect of stock-based compensation expense on operations	$112,993	$122,106	$118,465

Net effect of stock-based compensation expense on earnings per share — basic	$0.14	$0.14	$0.12

Net effect of stock-based compensation expense on earnings per share — diluted	$0.14	$0.14	$0.12

The net effect of a forfeiture rate adjustment in the third quarter based upon actual results was a decrease to our stock-based compensation expense for the twelve months ended April 3, 2009 by approximately $13 million.

As of April 3, 2009, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options, and RSUs was $79 million and $77 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2 years for stock options and 2 years for RSUs.

Stock option activity

The following table summarizes stock option activity for the year ended April 3, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Years	Value(1)
	(In thousands)			(In thousands)

Outstanding at March 28, 2008	95,268	$18.08		$—
Granted	5,469	18.97
Exercised	(14,042)	11.96
Forfeited(2)	(4,730)	18.73
Expired(3)	(7,942)	24.16

Outstanding at April 3, 2009	74,023	$18.61	3.96	$136,615

Exercisable at April 3, 2009	57,611	$18.65	3.57	$129,608
Vested and expected to vest at April 3, 2009	68,472	$18.62	3.86	$134,250

(1)	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of April 3, 2009 and the exercise price of the option. The aggregate intrinsic value of options outstanding and

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

exercisable includes options with an exercise price below $16.23, the closing price of our common stock on April 3, 2009, as reported by the NASDAQ Global Select Market.

(2)	Refers to options cancelled before their vest dates.

(3)	Refers to options cancelled on or after their vest dates.

The weighted-average fair value per share of options granted during fiscal 2009, 2008 and 2007 including assumed options was $5.26, $6.03, and $5.06, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $111 million, $142 million, and $142 million, respectively.

The following table summarizes RSU activity for the year ended April 3, 2009:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Purchase	Remaining	Intrinsic
	of Shares	Price	Years	Value
	(In thousands)			(In thousands)

Outstanding at March 28, 2008	5,129	$—		$—
Granted	9,907
Vested	(2,571)
Forfeited	(1,693)

Outstanding at April 3, 2009	10,772	$—	1.12	$174,831

Vested and expected to vest at April 3, 2009	5,885	$—	0.94	$95,510

The weighted-average grant date fair value per share of RSUs granted during fiscal 2009, 2008, and 2007, including assumed RSUs was $19.41, $19.39, and $16.53, respectively. The total fair value of RSUs that vested in fiscal 2009, 2008, and 2007 was $52 million, $15 million, and $2 million, respectively.

Shares reserved

As of April 3, 2009, we had reserved the following shares of authorized but unissued common stock:

Stock purchase plans	20,209,599
Stock award plans	40,119
Employee stock option plans	162,291,769

Total	182,541,487

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 14.	Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(In thousands)

Current:
Federal	$160,908	$258,432	$136,626
State	48,593	48,460	4,133
International	101,353	123,297	75,310

	310,854	430,189	216,069
Deferred:
Federal	(88,271)	(147,604)	11,410
State	(33,969)	(28,387)	7,482
International	33,016	(5,525)	(7,719)

	(89,224)	(181,516)	11,173

	$221,630	$248,673	$227,242

Pretax income (loss) from international operations was $(1,465) million, $458 million, and $336 million for fiscal 2009, 2008, and 2007, respectively.

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(In thousands)

Expected Federal statutory tax	$(2,258,962)	$249,383	$221,064
State taxes, net of federal benefit	(3,403)	10,409	7,690
Goodwill impairment — non deductible	2,509,967	—	—
Foreign earnings taxed at less than the federal rate	(64,190)	(676)	(14,304)
Non-deductible stock-based compensation	2,730	6,185	12,570
Domestic production activities deduction	(12,118)	(14,168)	(5,040)
Contingent penalty accrual	—	—	6,100
IRS audit settlement	—	—	(7,584)
Federal research and development credit	(12,086)	(7,529)	(6,156)
Valuation allowance increase	61,023	—	—
Benefit of losses from joint venture	(8,899)	—	—
Other, net	7,568	5,069	12,902

	$221,630	$248,673	$227,242

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The principal components of deferred tax assets are as follows:

	Year Ended
	April 3,	March 28,
	2009	2008
	(In thousands)

Deferred tax assets:
Tax credit carryforwards	$19,774	$29,452
Net operating loss carryforwards of acquired companies	202,077	180,095
Other accruals and reserves not currently tax deductible	160,097	148,808
Deferred revenue	56,843	77,161
Loss on investments not currently tax deductible	21,802	15,845
Book over tax depreciation	27,349	18,542
State income taxes	43,043	36,970
Convertible debt	122,875	162,303
Other	73,290	63,866
Goodwill	77,013	—

	804,163	733,042
Valuation allowance	(101,513)	(38,253)

Deferred tax assets	702,650	694,789
Deferred tax liabilities:
Intangible assets	(377,387)	(474,159)
Unremitted earnings of foreign subsidiaries	(206,557)	(190,893)
Other	—	—

Net deferred tax assets	$118,706	$29,737

Of the $101 million total valuation allowance provided against our deferred tax assets, approximately $89 million is attributable to acquisition-related assets. When SFAS No. 141(R) becomes effective in the first quarter of our fiscal year 2010, the benefits attributable to our valuation allowance will reduce income tax expense when and if realized. The valuation allowance increased by $63 million in fiscal 2009, $56 million was attributable to certain Irish deferred tax assets that will require an extended period of time to realize, $6 million was attributable to capital losses, and $1 million was attributable to acquisition-related assets.

As of April 3, 2009, we have U.S. federal net operating loss and credit carryforwards attributable to various acquired companies of approximately $186 million and $5 million, respectively, which, if not used, will expire between fiscal 2010 and 2029. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $250 million and $12 million, respectively, which will expire in various fiscal years. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $349 million net of valuation allowances, which, under current applicable foreign tax law, can be carried forward indefinitely.

As a result of the impairment of goodwill, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. We considered the following as positive evidence: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 3, 2009 of $702 million, after application of the valuation allowances, are realizable on a “more likely than not” basis.

As of April 3, 2009, no provision has been made for federal or state income taxes on $1.5 billion of cumulative unremitted earnings of certain of our foreign subsidiaries, since we plan to indefinitely reinvest these earnings. As of April 3, 2009, the unrecognized deferred tax liability for these earnings was $447 million.

The Company adopted the provisions of FASB FIN 48, effective March 31, 2007. The cumulative effect of adopting FIN 48 was a decrease in tax reserves of $16 million, resulting in a decrease to Veritas goodwill of $10 million, an increase of $5 million to the March 31, 2007 Accumulated earnings balance, and a $1 million increase in Additional paid-in capital. Upon adoption, the gross liability for unrecognized tax benefits as of March 31, 2007 was $456 million, exclusive of interest and penalties.

The aggregate changes in the balance of gross unrecognized tax benefits since adoption were as follows (in thousands):

Beginning balance as of March 31, 2007 (date of adoption)	$456,183
Settlements and effective settlements with tax authorities and related remeasurements	(6,680)
Lapse of statute of limitations	(6,030)
Increases in balances related to tax positions taken during prior years	40,390
Decreases in balances related to tax positions taken during prior years	(6,570)
Increases in balances related to tax positions taken during current year	111,197

Balance as of March 28, 2008	$588,490

Settlements and effective settlements with tax authorities and related remeasurements	(1,764)
Lapse of statute of limitations	(8,901)
Increases in balances related to tax positions taken during prior years	31,138
Decreases in balances related to tax positions taken during prior years	(19,369)
Increases in balances related to tax positions taken during current year	44,379

Balance as of April 3, 2009	$633,973

Of the $45 million of changes in gross unrecognized tax benefits during the year disclosed above, approximately $22 million was provided through purchase accounting in connection with acquisitions made in fiscal 2009. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes, as well as payments made to date.

Of the total unrecognized tax benefits at April 3, 2009, $632 million, if recognized, would favorably affect the Company’s effective tax rate, while $2 million would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of FIN 48. At April 3, 2009, before any tax benefits, we had $136 million of accrued interest and accrued penalties on unrecognized tax benefits. Interest included in our provision for income taxes was a benefit of approximately $2 million for the year ended April 3, 2009. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2008 tax years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, and our 2004 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California, Japan, and India. As of April 3, 2009, we are under examination by the IRS, for the Veritas U.S. federal income taxes for the 2002 through 2005 tax years. In addition, we are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2004 through 2005 tax years. We are also under audit by the Japanese and Indian income tax authorities for fiscal years 2004 through 2008, and 2004 through 2005, respectively.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.

We strongly believe the IRS’ position with regard to this matter is inconsistent with applicable tax laws and existing Treasury regulations, and that our previously reported income tax provision for the years in question is appropriate. If, upon resolution, the final assessment differs from our tax provision, the adjustment including interest, would be accounted for through income tax expense in the period the matter is resolved, when SFAS 141(R) becomes effective in the first quarter of fiscal year 2010.

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

The accounting treatment related to pre-acquisition unrecognized tax benefits will change when FAS 141(R) becomes effective, which will be in the first quarter of our fiscal year 2010. At such time, any changes to the recognition or measurement of unrecognized tax benefits related to pre-acquisition periods will be recorded through income tax expense, while for fiscal 2009 and earlier the accounting treatment would require any adjustment to be recognized through the purchase price as an increase or decrease to goodwill.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Earnings Per Share

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

The components of earnings per share are as follows:

	Year Ended
	April 3,	March 28,	March 30,
	2009	2008	2007
	(In thousands, except per share data)

Net (loss) income per share — basic:
Net (loss) income	$(6,728,870)	$463,850	$404,380

Net (loss) income per share — basic	(8.10)	0.53	0.42
Weighted-average outstanding common shares	830,983	867,562	960,575
Net (loss) income per share — diluted:
Net (loss) income	$(6,728,870)	$463,850	$404,380

Net (loss) income per share — diluted	(8.10)	0.52	0.41
Weighted-average outstanding common shares	830,983	867,562	960,575
Shares issuable from assumed exercise of options	—	15,191	20,047
Dilutive impact of restricted stock and restricted stock units	—	1,383	522
Dilutive impact of assumed conversion of Senior Notes	—	—	2,117

Total weighted-average shares outstanding — diluted	830,983	884,136	983,261

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Year Ended
	April 3,	March 28,	March 30,
	2009(1)	2008(1)	2007(1)
	(In thousands)

Stock options	61,436	65,955	69,186
Restricted stock units	2,044	113	109

	63,480	66,068	69,295

(1)	For these fiscal years, the effect of the warrants issued and option purchased in connection with the convertible Senior Notes were excluded because, as discussed in Note 8, they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cupertino, State of California, on the 29th day of May, 2009.

SYMANTEC CORPORATION

By	/s/ Enrique T. Salem
Enrique T. Salem,
President, Chief Executive Officer, and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Enrique T. Salem, James A. Beer and Scott C. Taylor, and each or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Enrique T. Salem Enrique T. Salem	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 29, 2009

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 29, 2009

/s/ George W. Harrington George W. Harrington	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	May 29, 2009

/s/ John W. Thompson John W. Thompson	Chariman of the Board	May 29, 2009

/s/ Michael A. Brown Michael A. Brown	Director	May 29, 2009

/s/ William T. Coleman III William T. Coleman III	Director	May 29, 2009

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 29, 2009

Signature	Title	Date

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	May 29, 2009

/s/ David L. Mahoney David L. Mahoney	Director	May 29, 2009

/s/ Robert S. Miller Robert S. Miller	Director	May 29, 2009

/s/ Daniel Schulman Daniel Schulman	Director	May 29, 2009

/s/ V. Paul Unruh V. Paul Unruh	Director	May 29, 2009

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged Against	Charged to		Amount	Balance at
	Beginning	Revenue and to	Other		Written Off	End of
	of Period	Operating Expense(1)	Accounts		or Used	Period
		(In thousands)

Allowance for doubtful accounts:
Year ended April 3, 2009	$8,915	$1,340	$—		$(1,392)	$8,863
Year ended March 28, 2008	8,391	1,173	—		(649)	8,915
Year ended March 30, 2007	8,794	4,644	(1,777	)(2)	(3,270)	8,391
Reserve for product returns:
Year ended April 3, 2009	$14,399	$52,266	$—		$(54,537)	$12,128
Year ended March 28, 2008	12,221	67,635	—		(65,457)	14,399
Year ended March 30, 2007	12,840	72,789	—		(73,408)	12,221
Reserve for rebates:
Year ended April 3, 2009	$81,629	$192,194	$90,697	(3)	$(294,980)	$69,540
Year ended March 28, 2008	99,857	220,967	109,132	(3)	(348,327)	81,629
Year ended March 30, 2007	64,590	196,775	105,993	(3)	(267,501)	99,857

(1)	Reserve for product returns and reserve for rebates are charged against revenue.

(2)	SAB 108 adjustment to fiscal 2007 beginning balance, charged to accumulated earnings.

(3)	Balances represent unrecognized customer rebates that will be amortized within 12 months and are recorded as a reduction of deferred revenue.

EXHIBIT INDEX

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2	.01§	Agreement and Plan of Merger among Symantec Corporation, Atlas Merger Corp. and Altiris, Inc. dated January 26, 2007	10-Q	000-17781	2.01	02/09/09
3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.04		Bylaws of Symantec Corporation	8-K	000-17781	3.01	01/23/06
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.03		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.04		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.05		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.06		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements.	8-K	000-17781	10.01	12/03/07
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.04*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.05*	Symantec Corporation Deferred Compensation Plan, as adopted November 7, 1996	10-K	000-17781	10.11	06/24/97
10	.06*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.07*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.08*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.09*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended					X
10	.10*	Symantec Corporation 2001 Non- Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.11*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.12*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.13*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.14*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.15*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10	.16*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.17*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors					X
10	.18*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.19*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.20*	Symantec Corporation 2008 Employee Stock Purchase Plan	8-K	000-17781	10.2	09/25/08
10	.21*	Employment Agreement, dated April 11, 1999, between Symantec Corporation and John W. Thompson	10-K	000-17781	10.67	07/01/99
10	.22*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Greg Hughes	S-4/A	333-122724	10.08	05/18/05
10	.23*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.24*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10	.25*	FY09 Long Term Incentive Plan	10-Q	000-17781	10.03	08/08/08
10	.26*	Form of FY09 Executive Annual Incentive Plan — Group Presidents responsible for one of Symantec’s business segments	10-Q	000-17781	10.02	08/08/08

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.27*	Form of FY09 Executive Annual Incentive Plan — Executive Officers other than Group Presidents responsible for one of Symantec’s business segments	10-Q	000-17781	10.01	08/08/08
10	.28*	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10	.29*	Symantec Executive Retention Plan, as amended	10-Q	000-17781	10.05	08/07/07
10	.30‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.31		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.32		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.33		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.