Form 10-Q
period 2009-07-03
SYMANTEC CORP
filed 2009-08-05
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2009
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
(408) 517-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer     ☐ Accelerated filer          ☐ Non-accelerated filer          ☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 31, 2009: 814,504,809 shares.

SYMANTEC CORPORATION

FORM 10-Q

Quarterly Period Ended July 3, 2009

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of July 3, 2009 and April 3, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended July 3, 2009 and July 4, 2008	4
	Condensed Consolidated Statements of Cash Flows for the three months ended July 3, 2009 and July 4, 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6.	Exhibits	38
Signatures		39
EX-3.01
EX-10.01
EX-10.02
EX-10.03
EX-10.04
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3,	April 3,
	2009	2009
	(Unaudited)	*
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$2,192	$1,793
Short-term investments	24	199
Trade accounts receivable, net	619	837
Inventories	24	27
Deferred income taxes	168	163
Other current assets	279	278

Total current assets	3,306	3,297
Property and equipment, net	985	973
Intangible assets, net	1,486	1,639
Goodwill	4,589	4,561
Investment in joint venture	84	97
Long-term deferred income taxes	6	7
Other long-term assets	73	64

Total assets	$10,529	$10,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226	$190
Accrued compensation and benefits	292	374
Current deferred revenue	2,581	2,644
Income taxes payable	19	44
Other current liabilities	274	261

Total current liabilities	3,392	3,513
Convertible senior notes	1,792	1,766
Long-term deferred revenue	392	419
Long-term deferred tax liabilities	190	181
Long-term income taxes payable	573	522
Other long-term liabilities	78	90

Total liabilities	6,417	6,491
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,161	9,289
Accumulated other comprehensive income	194	186
Accumulated deficit	(5,251)	(5,336)

Total stockholders’ equity	4,112	4,147

Total liabilities and stockholders’ equity	$10,529	$10,638

*	Derived from audited financials, as adjusted for the retrospective adoption of FSP APB No. 14-1. See Notes 1 and 4 for further details.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 3,	July 4,
	2009	2008 *
	(Unaudited)
	(In millions, except per share data)

Net revenues:
Content, subscriptions, and maintenance	$1,209	$1,291
Licenses	223	359

Total net revenues	1,432	1,650
Cost of revenues:
Content, subscriptions, and maintenance	209	219
Licenses	5	8
Amortization of acquired product rights	98	85

Total cost of revenues	312	312

Gross profit	1,120	1,338
Operating expenses:
Sales and marketing	559	663
Research and development	221	232
General and administrative	89	93
Amortization of other purchased intangible assets	62	55
Restructuring	34	17
Impairment of assets held for sale	3	—

Total operating expenses	968	1,060

Operating income	152	278
Interest income	2	18
Interest expense	(32)	(33)
Other income, net	6	—

Income before income taxes and loss from joint venture	128	263
Provision for income taxes	42	85
Loss from joint venture	13	6

Net income	$73	$172

Net income per share — basic	$0.09	$0.21
Net income per share — diluted	$0.09	$0.20
Weighted-average shares outstanding — basic	816	839
Weighted-average shares outstanding — diluted	827	854

*	As adjusted for the retrospective adoption of FSP APB No. 14-1. See Notes 1 and 4 for further details.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 3,	July 4,
	2009	2008 *
	(Unaudited)
	(In millions)

OPERATING ACTIVITIES:
Net income	$73	$172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221	200
Amortization of discount on senior convertible notes	25	24
Stock-based compensation expense	49	45
Impairment of assets held for sale	3	—
Deferred income taxes	11	6
Income tax (expense) benefit from the exercise of stock options	(1)	10
Excess income tax benefit from the exercise of stock options	(3)	(9)
Loss from joint venture	13	6
Other	3	6
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	229	119
Inventories	4	6
Accounts payable	16	(9)
Accrued compensation and benefits	(90)	(91)
Deferred revenue	(142)	(70)
Income taxes payable	(19)	(31)
Other assets	(22)	81
Other liabilities	1	(51)

Net cash provided by operating activities	371	414
INVESTING ACTIVITIES:
Purchase of property and equipment	(54)	(58)
Proceeds from sales of property and equipment	2	—
Cash returned from (payments for) business acquisitions, net of cash acquired	3	(166)
Purchase of equity investment	(16)	—
Purchases of available-for-sale securities	(2)	(173)
Proceeds from sales of available-for-sale securities	183	472

Net cash provided by investing activities	116	75
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	11	75
Excess income tax benefit from the exercise of stock options	3	9
Tax payments related to restricted stock issuance	(18)	(15)
Repurchase of common stock	(123)	(200)
Repayment of short-term borrowing	—	(200)
Repayment of other long-term liability	(1)	(2)

Net cash used in financing activities	(128)	(333)
Effect of exchange rate fluctuations on cash and cash equivalents	40	(1)

Increase in cash and cash equivalents	399	155
Beginning cash and cash equivalents	1,793	1,890

Ending cash and cash equivalents	$2,192	$2,045

*	As adjusted for the retrospective adoption of FSP APB No. 14-1. See Notes 1 and 4 for further details.

The accompanying Notes to the Condensed Consolidation Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) as of July 3, 2009 and April 3, 2009, and for the three months ended July 3, 2009 and July 4, 2008, have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes normally provided in audited financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet as of April 3, 2009, has been derived from the audited consolidated financial statements as adjusted for the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) however, it does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. The results of operations for the three months ended July 3, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three months ended in this report relate to fiscal periods ended July 3, 2009 and July 4, 2008. The three months ended July 3, 2009 consisted of 13 weeks, whereas the three months ended July 4, 2008 consisted of 14 weeks. Our 2010 fiscal year consists of 52 weeks and ends on April 2, 2010.

Significant Accounting Policies

There have been no changes in our significant accounting policies for the three months ended July 3, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.

As of April 4, 2009, we adopted FSP APB No. 14-1. See Note 4 for further details.

Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances. The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recognized at fair value. As of July 3, 2009, our cash equivalents consisted of $1.3 billion in money market funds, $320 million in bank securities and deposits, and $25 million in government securities. As of April 3, 2009, our cash equivalents consisted of $389 million in money market funds, $474 million in bank securities and deposits, and $479 million in government securities.

Short-Term Investments.  We classify short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments consist of marketable debt or equity securities which are classified as available-for-sale and are recognized at fair value. The determination of fair value is further detailed in Note 2. Our portfolios consist of (1) debt securities which include asset-backed securities, corporate securities and government notes, and (2) marketable equity securities. As of July 3, 2009, our asset-backed securities contractually mature after 10 years and our corporate securities contractually mature within three years. We regularly review our investment portfolio

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

according to FSP FAS 115-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. We identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive income. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary, in accordance with FSP FAS 115-2, Recognition and Presentation of Other Than Temporary Impairments, on available-for-sale debt securities are included in Other income, net. As such, other-than-temporary impairments are determined to be either credit losses or losses due to other factors — credit losses are recognized in our Condensed Consolidated Statements of Operations and other losses are included in Accumulated other comprehensive income. We use the specific-identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

Equity Investments.  We have made an equity investment in a privately held company whose business is complementary to our business. This investment is accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over this company. The investment is included in Other long-term assets. We assess the recoverability of this investment by reviewing various indicators of impairment and by determining the fair value of this investment by performing a discounted cash flow analysis of estimated future cash flows. If a decline in value is determined to be other-than-temporary, an impairment would be recognized and included in Other income, net.

Derivative Instruments.  We transact business in various foreign currencies and have foreign currency risks associated with monetary assets and liabilities denominated in foreign currencies. We utilize foreign currency forward contracts to reduce the risks associated with changes in foreign currency exchange rates. Our forward contracts generally have terms of one to six months. We do not use forward contracts for trading purposes. The gains and losses on the contracts are intended to offset the gains and losses on the underlying transactions. Both the changes in fair value of outstanding forward contracts and realized foreign exchange gains and losses are included in Other income, net. Contract fair values are determined based on quoted prices for similar assets or liabilities in active markets using inputs such as LIBOR, currency rates, forward points, and commonly quoted credit risk data. For each fiscal period presented in this report, outstanding derivative contracts and the related gains or losses were not material.

Convertible Senior Notes, Note Hedges and Revolving Credit Facility.  Our convertible senior notes are recorded at cost based upon par value at issuance less a discount for the estimated value of the equity component of the notes, which is amortized through maturity as additional non-cash interest expense. See Note 4 for further details. Debt issuance costs were recorded in Other long-term assets and are being amortized to Interest expense using the effective interest method over five years for the 0.75% Notes and seven years for the 1.00% Notes. In conjunction with the issuance of the notes, we obtained hedges which would provide us with the option to purchase additional common shares at a fixed price from the note holders after conversion. The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of warrants, was included as a net reduction in Additional paid-in capital. Borrowings under our $1 billion senior unsecured revolving credit facility are recognized at cost plus accrued interest based upon stated interest rates.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment consisted of the following:

	As of
	July 3,	April 3,
	2009	2009
	(In millions)

Computer hardware and software	$1,075	$1,041
Office furniture and equipment	206	201
Buildings	484	483
Leasehold improvements	270	247

	2,035	1,972
Less: accumulated depreciation and amortization	(1,129)	(1,077)

	906	895
Land	79	78

Property and equipment, net	$985	$973

Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	July 3,	July 4,
	2009	2008
	(In millions)

Net income	$73	$172
Other comprehensive income:
Reclassification adjustments	—	(4)
Change in cumulative translation adjustment	5	3
Change in unrealized gain on available-for-sale securities, net of tax	3	—

Total changes in comprehensive income	8	(1)

Comprehensive income	$81	$171

Assets Held for Sale

As part of our ongoing review of our real estate holdings, we determined that certain properties were underutilized. As a result, we have committed to sell properties with a total estimated fair value less cost to sell of approximately $56 million included in Other current assets and no associated liabilities. We expect the sale of the properties to be completed no later than the third quarter of fiscal 2010. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell.

Subsequent Events Evaluation

Management has reviewed and evaluated material subsequent events from the balance sheet date of July 3, 2009 through the financial statements issue date of August 5, 2009. All appropriate subsequent event disclosures, if any, have been made in these Notes to Condensed Consolidated Financial Statements.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the SEC. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, beginning with our second quarter of fiscal 2010, all references made to generally accepted accounting principles in the United States (“U.S. GAAP”) will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). The scope within the guidance now includes qualifying special-purpose entities. The standard provides revised guidance on (1) determining the primary beneficiary of the VIE, (2) how power is shared, (3) consideration for kick-out, participating and protective rights, (4) reconsideration of the primary beneficiary, (5) reconsideration of a VIE, (6) fees paid to decision makers or service providers, and (7) presentation requirements. The statement is effective as of the first quarter of our fiscal 2011, and early adoption is prohibited. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

As of April 4, 2009, we adopted SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. We also adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides guidance on determining other-than-temporary impairments for debt securities, and SFAS No. 165, Subsequent Events. These adoptions did not have a material impact on our consolidated financial statements.

Note 2.	Fair Value Measurements

We measure assets and liabilities at fair value based upon exit price, representing the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 (as impacted by FSP Nos. 157-1, 157-2, 157-3, and 157-4) establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes our assets that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	As of July 3, 2009				As of April 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)

Cash equivalents:
Money market funds	$1,312	$—	$—	$1,312	$389	$—	$—	$389
Bank securities and deposits	—	320	—	320	—	474	—	474
Government securities	—	25	—	25	—	479	—	479

Cash equivalents total:	1,312	345	—	1,657	389	953	—	1,342
Short-term investments:
Asset-backed securities	—	10	—	10	—	13	—	13
Corporate securities	—	8	—	8	—	8	—	8
Government securities	—	—	—	—	—	175	—	175
Marketable equity securities	6	—	—	6	3	—	—	3

Short-term investments total:	6	18	—	24	3	196	—	199

Total	$1,318	$363	$—	$1,681	$392	$1,149	$—	$1,541

Level 2 fixed income available-for-sale securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The following table summarizes our financial assets measured at fair value on a non-recurring basis, by level within the fair value hierarchy:

	July 3,				Total
	2009	Level 1	Level 2	Level 3	Loss
	(In millions)

Assets held for sale	$56	—	$56	—	$3

Assets held for sale were written down during the three months ended July 3, 2009 to reflect fair value less estimated costs to sell. The fair value measurement was based upon recent offers made by third parties to purchase the properties.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Investments

Short-term investments

The following summarizes our available-for-sale investments:

	July 3, 2009				April 3, 2009
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)

Asset-backed securities	$12	$—	$(2)	$10	$15	$—	$(2)	$13
Corporate securities	8	—	—	8	8	—	—	8
Government securities	—	—	—	—	175	—	—	175
Marketable equity securities	2	4	—	6	2	1	—	3

Total	$22	$4	$(2)	$24	$200	$1	$(2)	$199

The following table provides the gross unrealized losses and the fair market value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of the following periods ended:

	July 3, 2009						April 3, 2009
	Less than 12 Months		12 Months or Greater		Total		Less than 12 Months		12 Months or Greater		Total
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
(In millions)

Asset-backed securities	$—	$—	$2	$10	$2	$10	$—	$—	$2	$13	$2	$13

Proceeds from sales of available-for-sale securities were $183 million primarily from the sales of government securities and $472 million primarily from the sales of asset-backed securities for the three months ended July 3, 2009 and July 4, 2008, respectively. Gross realized losses on these sales were not material for the same periods.

Equity investments

As of July 3, 2009 and April 3, 2009, we held equity investments in privately-held companies of $17 million and $3 million, respectively. For both the three months ended July 3, 2009 and July 4, 2008, other-than-temporary losses related to these investments were not material.

Note 4.	Accounting for Convertible Debt Instruments

As of April 4, 2009, we adopted FSP APB No. 14-1, which requires issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB No. 14-1 applies to the 0.75% Convertible Senior Notes due June 15, 2011 and the 1.00% Convertible Senior Notes due June 15, 2013, collectively referred to as the Senior Notes. Prior to the adoption of FSP APB No. 14-1, the liability of the Senior Notes was carried at its principal value and only the contractual interest expense was recognized in our Condensed Consolidated Statements of Operations. Because FSP APB No. 14-1 requires retrospective adoption, we were required to adjust all periods for which the Senior Notes were outstanding before the date of adoption.

Upon adoption of FSP APB No. 14-1 and effective as of the issuance date of the Senior Notes, we recorded $586 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 6.78% at the time of issuance and the coupon rate of the Senior

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes. This debt discount, recorded in additional paid-in capital, is amortized as additional non-cash interest expense over the contractual terms of the Senior Notes using the effective interest method. In addition, we allocated $9 million of the issuance costs to the equity component of the Senior Notes and the remaining $24 million of the issuance costs to the debt component of the Senior Notes. The issuance costs were allocated pro rata based on the relative carrying amounts of the debt and equity components. The $24 million of debt issuance costs allocated to the debt component is amortized as interest expense over the respective contractual terms of the Senior Notes using the effective interest method. Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. As of July 3, 2009, the remaining weighted average amortization period of the discount and debt issuance costs is approximately 3 years and the if-converted value of the Senior Notes does not exceed the principal amount of the Senior Notes.

The following table presents information regarding the equity and liability components of the Senior Notes:

	As of
	July 3,	April 3,
	2009	2009
		As Adjusted
	(In millions)

Equity component of Senior Notes	$586	$586

Principal amount of Senior Notes	$2,100	$2,100
Unamortized discount of Senior Notes	(308)	(334)

Liability component of Senior Notes	$1,792	$1,766

The effective interest rate, contractual interest expense and amortization of debt discount for the Senior Notes for the three months ended July 3, 2009 and July 4, 2008 were as follows:

	Three Months Ended
	July 3,	July 4,
	2009	2008
		As Adjusted
	($ In millions)

Effective interest rate	6.78%	6.78%
Interest expense — contractual	$5	$5
Interest expense — amortization of debt discount	$25	$24

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retrospective Adoption

The retrospective adoption of FSP APB No. 14-1 resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of April 3, 2009:

	As of April 3, 2009
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions)

Current assets	$3,301	$(4	)(1)	$3,297
Property and equipment, net	973			973
Intangible assets, net	1,639			1,639
Goodwill	4,561			4,561
Investment in joint venture	97			97
Long-term deferred income taxes	7			7
Other long-term assets	68	(4	)(2)	64

Total assets	$10,646	$(8)		$10,638

Current liabilities	$3,513	$—		$3,513
Convertible senior notes	2,100	(334	)(3)	1,766
Long-term deferred revenue	419			419
Long-term deferred tax liabilities	54	127	(4)	181
Long-term income taxes payable	522			522
Other long-term liabilities	90			90

Total liabilities	6,698	(207)		6,491

Common stock	8	—		8
Additional paid-in capital	8,941	348	(5)	9,289
Accumulated other comprehensive income	186			186
Accumulated deficit	(5,187)	(149	)(6)	(5,336)

Total stockholders’ equity	3,948	199		4,147

Total liabilities and stockholders’ equity	$10,646	$(8)		$10,638

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The retrospective adoption of FSP APB No. 14-1 resulted in the following adjustments to our Condensed Consolidated Statement of Operations for the three months ended July 4, 2008:

	Three Months Ended July 4, 2008
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions, except per share amounts)

Total net revenues	$1,650	$—		$1,650
Costs and expenses	1,372	—		1,372

Operating income	278	—		278

Interest income	18	—		18
Interest expense	(10)	(23	)(7)	(33)

Income before income taxes and loss from joint venture	286	(23)		263
Provision for income taxes	94	(9	)(8)	85
Loss from joint venture	6	—		6

Net income	$186	$(14)		$172

Net income per share — basic	$0.22	$(0.01)		$0.21
Net income per share — diluted	$0.22	$(0.02)		$0.20

(1)	This amount represents the cumulative adjustments to the current portion of the debt issuance costs associated with the Senior Notes.

(2)	This amount represents the cumulative adjustments to the long-term portion of the debt issuance costs associated with the Senior Notes.

(3)	This amount represents the remaining unamortized debt discount on the Senior Notes.

(4)	This amount represents the long-term deferred income tax impact of the reduction in the book basis, with no corresponding reduction in the tax basis, of the Senior Notes.

(5)	This amount represents the equity component of the Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of the debt discount.

(6)	This amount represents the cumulative Net income impact of the amortization of the debt discount, recognized as additional non-cash interest expense, and the associated tax adjustments since inception of the Senior Notes.

(7)	This amount represents the amortization of the debt discount, recognized as additional non-cash interest expense, net of the decrease in interest expense associated with the debt issuance costs.

(8)	This amount represents the tax effect of the amortization of the debt discount and debt issuance costs.

The retrospective adoption of FSP APB No. 14-1 does not affect our balance of Cash and cash equivalents and as a result did not change Net cash flows from operating, investing or financing activities in our Condensed Consolidated Statement of Cash Flows for the three months ended July 4, 2008.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The retrospective adoption of FSP APB No. 14-1 resulted in the following adjustments to our Condensed Consolidated Statements of Stockholders’ Equity:

	Additional	Accumulated
	Paid-In	(Deficit)
	Capital	Earnings
	(In millions)

Balances, March 30, 2007, as reported	$10,061	$1,348
Equity component of Senior Notes, net of taxes	357	—
Equity component of debt issuance costs	(9)	—
Amoritzation of debt discount	—	(64)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	1
Tax adjustments	—	25

Balances, March 30, 2007, as adjusted	10,409	1,310
Fiscal 2008 equity activity, as reported	(922)	317
Amortization of debt discount	—	(91)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	2
Tax adjustments	—	36

Balances, March 28, 2008, as adjusted	9,487	1,574
Fiscal 2009 equity activity, as reported	(198)	(6,853)
Amortization of debt discount	—	(97)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	2
Tax adjustments	—	38

Balances, April 3, 2009, as adjusted	$9,289	$(5,336)

Upon adoption of FSP APB No. 14-1 and effective as of the issuance date of the Senior Notes, we recorded, as adjustments to additional paid-in capital, deferred taxes for the differences between the carrying value and tax basis that resulted from allocating $586 million of the principal amount of the Senior Notes and $9 million of the associated issuance costs to equity. In subsequent periods, we recorded adjustments to deferred taxes to reflect the tax effect of the amortization of the debt discount and debt issuance costs.

Note 5.	Goodwill and Intangible Assets

Goodwill

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As such, we allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated by operating segment as follows:

		Security and	Storage and Server
	Consumer	Compliance	Management	Services	Total
			(In millions)

Balance as of April 3, 2009	$356	$1,355	$2,457	$393	$4,561
Operating segment reclassification(1)	—	103	2	(105)	—
Goodwill adjustments(2)	7	11	—	10	28

Balance as of July 3, 2009	$363	$1,469	$2,459	$298	$4,589

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	During the first quarter of fiscal 2010, we modified our segment reporting structure to more readily match our operating structure. Refer to Note 9 for further discussion on segment information.

(2)	Adjustments made to goodwill reflect the finalization of purchase price and tax adjustments related to prior acquisitions.

We apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis on the first day of the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of July 3, 2009, no indicators of impairment were identified.

Intangible assets, net

	July 3, 2009
	Gross			Weighted-Average
	Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In millions)

Customer relationships	$1,832	$(804)	$1,028	4 years
Developed technology	1,777	(1,473)	304	1 year
Definite-lived tradenames	130	(58)	72	5 years
Patents	76	(48)	28	4 years
Indefinite-lived tradenames	54	—	54	Indefinite

Total	$3,869	$(2,383)	$1,486	3 years

	April 3, 2009
	Gross			Weighted-Average
	Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In millions)

Customer relationships	$1,830	$(745)	$1,085	5 years
Developed technology	1,785	(1,390)	395	1 year
Definite-lived tradenames	130	(54)	76	6 years
Patents	76	(46)	30	4 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,874	$(2,235)	$1,639	3 years

During the three months ended July 3, 2009 and July 4, 2008, total amortization expense for intangible assets was $160 million and $140 million, respectively.

Total amortization expense for intangible assets which have definite lives, based upon our existing intangible assets and their current estimated useful lives as of July 3, 2009, is estimated to be as follows (in millions):

Remainder of fiscal 2010	$320
2011	337
2012	294
2013	262
2014	118
Thereafter	101

Total	$1,432

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Restructuring

Our restructuring costs and liabilities consist of severance, benefits, facilities and other costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employers’ Accounting for Postemployment Benefits. Severance and benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities’ costs generally include rent expense, less expected sublease income and lease termination costs. Other costs generally include relocation, asset abandonment costs, the effects of foreign currency exchange and consulting services. Also included in Restructuring in our Condensed Consolidated Statements of Operations are transition and transformation fees, consulting charges, and other costs related to the outsourcing of back office functions. Restructuring expenses generally do not impact a particular reporting segment and are included in the “Other” reporting segment.

Charges for restructuring costs were $23 million and $14 million for the three months ended July 3, 2009 and July 4, 2008, respectively. Transition, transformation, and related other costs were $11 million and $3 million for the three months ended July 3, 2009 and July 4, 2008, respectively. Restructuring charges related to the years prior to the 2008 Plan are substantially complete, and total remaining costs are not expected to be material. Transition and transformation related activities are expected to be substantially complete at the end of fiscal 2010. Total remaining costs for these activities are estimated to be approximately $30 million.

2009 Restructuring Plan (“2009 Plan”)

In the third quarter of fiscal 2009, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. Charges related to this action are for severance and benefits. These actions were initiated in the third quarter of fiscal 2009 and are expected to be substantially completed in fiscal 2010. Total remaining costs for relocation are not expected to be material.

•	Consolidate facilities. In an ongoing effort to consolidate facilities, we decided to move our corporate headquarters to Mountain View, California. Charges related to this action will primarily be associated with moving costs. These actions have been initiated and costs are expected to be substantially completed in fiscal 2010 but are not expected to be material.

2008 Restructuring Plan (“2008 Plan”)

In the third quarter of fiscal 2008, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in the third quarter of fiscal 2008 and was substantially completed in the fourth quarter of fiscal 2008. Charges related to this action are for severance and benefits. Total remaining costs are not expected to be material.

•	Reduce operating costs, implement management structure changes, optimize the business structure and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and are expected to be completed in fiscal 2010. Total remaining costs for this component are estimated to range from $10 million to $15 million.

•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the beginning of fiscal 2009 and are expected to be substantially completed in fiscal 2010. Total remaining costs for severance and benefits are expected to range from $10 million to $35 million.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Restructuring Plans

As a result of business acquisitions, management may deem certain job functions to be redundant and facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our integration efforts. For acquisitions made prior to fiscal 2010, such restructuring-related costs have generally been adjusted to goodwill to reflect changes in the purchase price of the respective acquisition. With the adoption of SFAS No. 141(R) Business Combinations, revised, restructuring charges related to our business acquisitions occurring beginning in fiscal 2010 will be expensed in our Condensed Consolidated Statements of Operations. As of July 3, 2009, acquisition-related restructuring liabilities, primarily related to excess facility obligations at several locations around the world, are expected to be paid between fiscal 2010 and fiscal 2016 when their respective lease terms end.

Restructuring Summary

	Restructuring Liability
		Costs,			Cumulative
	April 3,	Net of	Cash	July 3,	Incurred to
	2009	Adjustments(1)	Payments	2009	Date
	(In millions)

2009 Restructuring Plan:
Severance	$3	$—	$(2)	$1	$40
2008 Restructuring Plan:
Severance	7	18	(17)	8	83
Acquisition Restructuring Plans:
Severance	1	—	—	1	119
Facilities	16	5	(3)	18	51

Total	$27	$23	$(22)	$28

Transition, transformation and other costs:		11			32

Total Restructuring Charges:		$34

Balance Sheet:
Other current liabilities	$21			$19
Other long-term liabilities	6			9

	$27			$28

(1)	Total net adjustments or reversals were not material for the first three months of fiscal 2010.

Note 7.	Litigation

For a discussion of our pending tax litigation with the Internal Revenue Service relating to the 2000 and 2001 tax years of Veritas, see Note 11.

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

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 8.	Stock Repurchases

The following table presents a summary of our stock repurchases:

Three Months Ended
July 3, 2009
(In millions, except per share data)

Total number of shares repurchased	8
Dollar amount of shares repurchased	$123
Average price paid per share	$15.59
Range of price paid per share	$14.14 to $16.81

We have had stock repurchase programs in the past. Our most recent program was authorized by our Board of Directors on June 14, 2007 to repurchase up to $2 billion of our common stock. This program does not have an expiration date, and as of July 3, 2009, $177 million remained authorized for future repurchases.

Note 9.	Segment Information

During the first quarter of fiscal 2010, we modified our segment reporting structure to more readily match our operating structure. The following modifications were made to our segment reporting structure: (i) Enterprise Vault products moved to the Storage and Server Management segment from the Security and Compliance segment; and (ii) Software-as-a-Service (“SaaS”) offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. There were no changes to the Consumer or Other segments. The new reporting structure more directly aligns the operating segments with our markets and customers, and we believe it will establish more direct lines of reporting responsibilities, speed decision making, and enhance the ability to pursue product integration and strategic growth opportunities. Data shown from the prior periods has been reclassified to match the current reporting structure. As of July 3, 2009, our five operating segments are:

•	Consumer. Our Consumer segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, and data loss prevention solutions that allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers, as well as services delivered through our SaaS offering.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing enterprise and large enterprise customers with storage and server management, backup, archiving, and data protection solutions across heterogeneous storage and server platforms, as well as services delivered through our SaaS offerings.

•	Services. Our Services segment provides customers with leading IT risk management services and solutions to manage security, availability, performance and compliance risks across multi-vendor environments. Our services include consulting, business critical, education, and managed security services.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.

Our reportable segments are the same as our operating segments. The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. There are no intersegment sales. Our chief operating decision maker evaluates performance based on direct profit or loss from operations before income taxes not including nonrecurring gains and losses, foreign exchange gains and losses, and miscellaneous other income and expenses. Except for goodwill, as disclosed in Note 5, the majority of our assets are not discretely identified by segment. The depreciation and amortization of our property, equipment, and leasehold improvements are allocated based on headcount, unless specifically identified by segment.

Segment information

The following table presents a summary of our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
	($ in millions)

Three months ended July 3, 2009:
Net revenues	$447	$336	$553	$96	$—	$1,432
Percentage of total net revenues	31%	23%	39%	7%	0%	100%
Operating income (loss)	223	78	261	5	(415)	152
Operating margin of segment	50%	23%	47%	5%	*
Three months ended July 4, 2008:
Net revenues	$472	$393	$665	$120	$—	$1,650
Percentage of total net revenues	29%	24%	40%	7%	0%	100%
Operating income (loss)	275	117	263	4	(381)	278
Operating margin of segment	58%	30%	40%	3%	*

*	Percentage not meaningful

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Stock-based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended July 3, 2009 and July 4, 2008:

	Three Months Ended
	July 3,	July 4,
	2009	2008
	(In millions, except per share data)

Cost of revenues — Content, subscriptions, and maintenance	$4	$3
Cost of revenues — Licenses	1	1
Sales and marketing	18	19
Research and development	17	13
General and administrative	9	9

Total stock-based compensation expense	49	45
Tax benefit associated with stock-based compensation expense	13	12

Net effect of stock-based compensation expense on operations	$36	$33

Net effect of stock-based compensation expense on earnings per share — basic	$0.04	$0.04

Net effect of stock-based compensation expense on earnings per share — diluted	$0.04	$0.04

As of July 3, 2009, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options and Restricted Stock Units (“RSUs”), was $80 million and $132 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2 years for stock options and 3 years for RSUs.

The weighted-average fair value per stock option granted during the three months ended July 3, 2009 and July 4, 2008 was $5.16 and $5.23, respectively. The total intrinsic value of options exercised during the three months ended July 3, 2009 and July 4, 2008, including assumed options, was $15 million and $52 million, respectively.

The weighted-average fair value per RSUs granted during the three months ended July 3, 2009 and July 4, 2008 was $15.38 and $19.94, respectively. The fair value of RSUs granted for the three months ended July 3, 2009 and July 4, 2008, was $145 million and $171 million, respectively. The total fair value of RSUs that vested during the three months ended July 3, 2009 and July 4, 2008, including assumed RSUs, was $63 million and $49 million, respectively.

During the three months ended July 3, 2009, we granted 93,992 Restricted Stock Awards (“RSAs”) to members of our board of directors. Each RSA had a fair value of $15.32 and vested immediately upon grant. As a result, we recorded $1 million of stock-based compensation expense for these RSAs during the three months ended July 3, 2009.

Note 11.	Income Taxes

The effective tax rate was approximately 33% and 32% for the three months ended July 3, 2009 and July 4, 2008, respectively. The effective tax rates for both periods reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credits, offset by state income taxes and non-deductible stock-based compensation. As discussed further below, the tax expense for the three months ended July 3, 2009 includes a $7 million tax expense related to the U.S. tax treatment of certain stock based compensation. For the three months ended July 4, 2008, we recorded a $5 million tax benefit related to a favorable Irish settlement. The effective tax rate for the three months ended July 3, 2009 is otherwise lower than in the three months ended July 4, 2008 primarily due to higher benefits from lower-taxed foreign earnings.

SYMANTEC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner, holding that stock-based compensation related to research and development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. We have a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changes our estimate of stock option related tax benefits previously recognized under Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the three months ended July 3, 2009.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court. There have been no further developments in this case in the June 2009 quarter, as we continue to await the decision of the U.S. Tax Court.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe that there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

Note 12.	Earnings Per Share

The components of earnings per share are as follows:

	Three Months Ended
	July 3,	July 4,
	2009	2008
	(In millions, except per share data)

Net income per share — basic:
Net income	$73	$172

Net income per share — basic	$0.09	$0.21
Weighted average outstanding common shares	816	839
Net income per share — diluted:
Net income	$73	$172

Net income per share — diluted	$0.09	$0.20
Weighted-average outstanding common shares	816	839
Shares issuable from assumed exercise of options	8	13
Dilutive impact of restricted stock and restricted stock units	3	1
Dilutive impact of assumed conversion of Senior Notes	—	1

Total weighted-average shares outstanding — diluted	827	854

We excluded 56 million and 55 million weighted-average stock options for the three months ended July 3, 2009 and July 4, 2008, respectively, because their effect would have been anti-dilutive. The effect of the warrants issued and options purchased in connection with the convertible senior notes were also excluded for the reasons discussed in Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended April 3, 2009. We encourage you to read that section carefully.

Fiscal Calendar

We have a 52/53-week fiscal accounting year. Unless otherwise stated, references to three months ended in this report relate to fiscal periods ended July 3, 2009 and July 4, 2008. The three months ended July 3, 2009 consisted of 13 weeks, whereas the three months ended July 4, 2008 consisted of 14 weeks. Our 2010 fiscal year consists of 52 weeks and ends on April 2, 2010.

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

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the June 2009 quarter, we changed our reporting segments to better align to our operating structure, resulting in the Enterprise Vault products that were formerly included in the Security and Compliance segment being moved to the Storage and Server Management segment. Also, Software as a Service (“SaaS”) offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. Fiscal year 2009 Enterprise Vault revenue of $197 million and fiscal year 2009 SaaS revenue of $51 million was moved. The predominant amount of SaaS revenue went to the Security and Compliance segment. We revised the segment information for the prior year to conform to the new presentation. For further descriptions of our operating segments, see Note 9 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Revenue decreased for the three months ended July 3, 2009 as compared to the same period last year. Revenue declined across all of our segments and geographical regions for the three months ended July 3, 2009. The global economic slowdown led to customers purchasing smaller volumes of our products, particularly in the Storage and

Server Management segment. If the challenging economic conditions affecting global markets continue or deteriorate further, we may continue to experience slower or negative revenue growth and our business and operating results might suffer. In light of these economic conditions, we will continue to align our cost structure with our revenue expectations.

Fluctuations in the U.S. dollar compared to foreign currencies negatively impacted our international revenue by approximately $75 million during the three months ended July 3, 2009 as compared to the same period last year. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.

As discussed above under “Fiscal Calendar,” the three months ended July 4, 2008 consisted of 14 weeks, whereas the three months ended July 3, 2009 consisted of 13 weeks. The 14th week contributed additional revenue to the July 4, 2008 quarter when compared to the July 3, 2009 quarter.

Our net income was $73 million for the three months ended July 3, 2009 as compared to our net income of $172 million for the three months ended July 4, 2008. The lower net income for the first quarter of fiscal 2010 as compared to the same period last year was primarily due to the decrease in revenues, the inclusion of the 14th week in the July 4, 2008 period and fluctuations in the U.S. dollar compared to foreign currencies, partially offset by our ongoing cost and expense discipline.

Critical Accounting Estimates

There have been no changes in the matters for which we make critical accounting estimates in the preparation of our consolidated financial statements during the three months ended July 3, 2009, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. While there have been no such changes, we have revised our description of the critical accounting estimates made in the valuation of goodwill, intangible assets and long-lived assets, as provided below.

Valuation of goodwill, intangible assets and long-lived assets

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset.

Goodwill.  We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the estimated fair value of each reporting unit to its allocated carrying value (book value). If the carrying value of the reporting unit exceeds the fair value of the equity assigned to that unit, there is an indicator of impairment and we must perform the second step of the impairment test. This second step involves determining the implied fair value of that reporting unit’s goodwill in a manner similar to the purchase price allocation for an acquired business. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

Our reporting units are identified in accordance with SFAS No. 142 and are consistent with our operating segments.

As the first step in our annual goodwill impairment analysis, we assess the value of the long-lived assets in each reporting unit, which include tangible and intangible assets recorded in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 86, Accounting for the Costs of Software to Be Sold, Leased of Otherwise Marketed. We then compare this estimated fair value with the carrying value of the reporting unit’s assets.

The process of estimating the fair value of our reporting units requires significant judgment at many points during the analysis. Many assets and liabilities, such as accounts receivable and property and equipment, are not specifically allocated to an individual reporting unit. In determining the carrying value of the reporting units, we apply judgment to allocate the assets and liabilities, and this allocation affects the carrying value of the respective reporting units. Similarly, we use judgment to allocate goodwill to the reporting units based on relative fair values. The use of relative fair values has been necessary for certain reporting units due to changes in our operating structure in prior years.

To determine a reporting units’ fair value, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. We evaluate the reasonableness of this approach with the market approach, which involves a review of the carrying value of our assets relative to our market capitalization and to the valuation of publicly traded companies operating in the same or similar lines of business.

Applying the income approach requires that we make a number of important estimates and assumptions. We estimate the future cash flows of each reporting unit based on historical and forecasted revenues and operating costs. This, in turn, involves further estimates, such as estimates of future growth rates and foreign exchange rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted-average cost of capital for each reporting unit and may change from year to year. For example, in our valuation process in the fourth quarter of fiscal 2009 we used a higher discount rate than in the prior year due to increased risk associated with the declining global economic conditions. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis for a given year.

As of April 3, 2009, the last day of fiscal 2009, our goodwill balance was $4.6 billion. Based on the impairment analysis performed on January 3, 2009, we determined that the fair value of each of our reporting units exceeded the carrying value of the unit by not less than 20% of the carrying value. While discount rates are only one of several important estimates used in the analysis, we determined that an increase of one percentage point in the discount rate used for each respective reporting unit would not have resulted in an impairment indicator for any unit in the current quarter.

A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:

•	a prolonged global economic crisis;

•	a significant decrease in the demand for our products;

•	the inability to develop new and enhanced products and services in a timely manner;

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	successful efforts by our competitors to gain market share in our markets;

•	a loss of key personnel;

•	our determination to dispose of one or more of our reporting units;

•	the testing for recoverability under SFAS No. 144 of a significant asset group within a reporting unit; and

•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

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

Recently Issued Accounting Pronouncements

Information with respect to Recently Issued Accounting Pronouncements may be found in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS

Total Net Revenues

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Net revenues	$1,432	$1,650	$(218)	(13)%

Net revenues decreased for the three months ended July 3, 2009, as compared to the same period last year, due to a $136 million decrease in Licenses revenues coupled with an $82 million decrease in Content, subscriptions, and maintenance revenues. The net decrease was primarily driven by the items discussed above under “Financial Results and Trends,” including currency fluctuations and the 14th week of activity during the July 4, 2008 quarter.

Content, subscriptions, and maintenance revenues

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Content, subscriptions, and maintenance revenues	$1,209	$1,291	$(82)	(6)%
Percentage of total net revenues	84%	78%

Content, subscriptions, and maintenance revenues decreased for the three months ended July 3, 2009 as compared to the same period last year for the reasons discussed above under “Financial Results and Trends,” including currency fluctuations and the 14th week of activity during the July 4, 2008 quarter.

Licenses revenues

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Licenses revenues	$223	$359	$(136)	(38)%
Percentage of total net revenues	16%	22%

Licenses revenues decreased for the three months ended July 3, 2009 as compared to the same period last year, primarily due to the global economic slowdown and smaller volumes of new licenses during the July 3, 2009 period as well as for the reasons discussed above under “Financial Results and Trends,” including currency fluctuations and the 14th week of activity during the July 4, 2008 quarter.

Net revenue and operating income by segment

Consumer segment

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Consumer revenues	$447	$472	$(25)	(5)%
Percentage of total net revenues	31%	29%
Consumer operating income	$223	$275	$(52)	(19)%
Percentage of Consumer revenues	50%	58%

Consumer revenues decreased for the three months ended July 3, 2009 as compared to the same period last year primarily due to the unfavorable impact of foreign currencies and the 14th week as discussed above under “Financial Results and Trends.” This decrease was partially offset by an increase in revenue from our core consumer products in the electronic channel and from acquired security products.

Our electronic channel sales are derived from OEMs, subscriptions, upgrades, online sales, and renewals. For the three months ended July 3, 2009, electronic channel revenue remained relatively flat as compared to the same period last year. Electronic sales constituted 80% of Consumer revenues for the three months ended July 3, 2009 as compared to 78% for the same period last year.

Operating income for the Consumer segment decreased for the three months ended July 3, 2009 as compared to the same period last year, as the revenue decrease was coupled with an increase in expense. Total expenses for the segment increased primarily as a result of the PC Tools and SwapDrive acquisitions, offset in part by the effect of the 14th week discussed above under “Financial Results and Trends.”

Security and Compliance segment

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Security and Compliance revenues	$336	$393	$(57)	(15)%
Percentage of total net revenues	23%	24%
Security and Compliance operating income	$78	$117	$(39)	(33)%
Percentage of Security and Compliance revenues	23%	30%

Security and Compliance revenues decreased for the three months ended July 3, 2009 as compared to the same period last year for the reasons discussed above under “Financial Results and Trends.” Additionally, there was a decline in demand from small and medium sized businesses. This decrease was partially offset by increased revenues from our acquisition of MessageLabs during fiscal 2009.

Operating income for the Security and Compliance segment decreased for the three months ended July 3, 2009 as compared to the same period last year, as the revenue decrease more than offset the expense decrease. Total expenses decreased primarily as a result of lower sales expenses as well as the effect of the 14th week discussed above under “Financial Results and Trends.”

Storage and Server Management segment

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Storage and Server Management revenues	$553	$665	$(112)	(17)%
Percentage of total net revenues	39%	40%
Storage and Server Management operating income	$261	$263	$(2)	(1)%
Percentage of Storage and Server Management revenues	47%	40%

Storage and Server Management revenues decreased for the three months ended July 3, 2009 as compared to the same period last year for the reasons discussed above under “Financial Results and Trends.” In addition, some of our customers bought smaller volumes of licenses, particularly with respect to our storage management products.

Operating income for the Storage and Server Management segment decreased for the three months ended July 3, 2009 as compared to the same period last year, as the revenue decrease more than offset the expense decrease. Total expenses decreased primarily as a result of lower sales expenses as well as the effect of the 14th week discussed above under “Financial Results and Trends.”

Services segment

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Services revenues	$96	$120	$(24)	(20)%
Percentage of total net revenues	7%	7%
Services operating income	$5	$4	$1	25%
Percentage of Services revenues	5%	3%

Services revenues decreased for the three months ended July 3, 2009 as compared to the same period last year primarily due to a reduction in consulting revenues associated with new license sales, in addition to the reasons discussed above under “Financial Results and Trends.”

Operating income for the Services segment increased for the three months ended July 3, 2009 as compared to the same period last year, as a decrease in expenses more than offset the revenue decrease. The Services operating income increase was the result of financial and operations efficiencies aimed at driving profitability.

Other segment

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Other revenues	$—	$—	$—	NA
Percentage of total net revenues	0%	0%
Other operating loss	$(415)	$(381)	$(34)	(9)%
Percentage of other revenues	*	*

*	Percentage not meaningful

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

Net revenues by geographic region

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Americas (U.S., Canada and Latin America)	$784	$861	$(77)	(9)%
Percentage of total net revenues	55%	52%
EMEA (Europe, Middle East, Africa)	$433	$558	$(125)	(22)%
Percentage of total net revenues	30%	34%
Asia Pacific/Japan	$215	$231	$(16)	(7)%
Percentage of total net revenues	15%	14%

Revenues for each region decreased during the three months ended July 3, 2009 as compared to the same period last year for the reasons discussed above under “Financial Results and Trends.”

Our international sales are and will continue to be a significant portion of our net revenues. As a result, net revenues will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. The recent trend of the strengthening U.S. dollar as compared to foreign currencies over the prior year period has had a negative impact on net revenues for the three months ended July 3, 2009 as compared to the same period last year. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenues and operating results.

Cost of Revenues

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Cost of revenues	$312	$312	$—	—%
Gross margin	78%	81%

Cost of revenues consists primarily of the amortization of acquired product rights, fee-based technical support costs, the costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin for the three months ended July 3, 2009 as compared to the same period last year decreased three percentage points primarily due to lower revenues, and higher amortization of acquired product rights.

Cost of content, subscriptions, and maintenance

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Cost of content, subscriptions, and maintenance	$209	$219	$(10)	(5)%
As a percentage of related revenue	17%	17%

Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscriptions, and maintenance as a percentage of related revenue remained stable for the three months ended July 3, 2009 as compared to the same period last year. Decreases in services and distribution costs were partially offset by increases in royalty and technical support costs.

Cost of licenses

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Cost of licenses	$5	$8	$(3)	(38)%
As a percentage of related revenue	2%	2%

Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses remained stable as a percentage of the related revenue for the three months ended July 3, 2009 as compared to the same period last year. The decrease in Cost of licenses is primarily driven by lower manufacturing and fulfillment costs.

Amortization of acquired product rights

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Amortization of acquired product rights	$98	$85	$13	15%
Percentage of total net revenues	7%	5%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The increase in amortization for the three months ended July 3, 2009 as compared to the same period last year is primarily due to the write-off of developed technology, amortization associated with our fiscal 2009 acquisitions and an amortization adjustment during the fiscal 2010 period.

Operating Expenses

Operating expenses overview

As discussed above under “Fiscal Calendar,” our most recent fiscal quarter was comprised of 13 weeks as compared to 14 weeks for the same period last year, which had a favorable impact on our operating expenses year over year. Our operating expenses during the three months ended July 3, 2009 were also favorably impacted by the strengthening of the U.S. dollar compared to foreign currencies during the same period last year and by the 2009 restructuring plan discussed below and in Note 6 to the Condensed Consolidated Financial Statements. In addition, our ongoing cost and expense discipline positively contributed to our operating margins.

Sales and marketing expenses

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Sales and marketing	$559	$663	$(104)	(16)%
Percentage of total net revenues	39%	40%

As a percent of net revenues, sales and marketing expenses decreased to 39% for the three months ended July 3, 2009 as compared to 40% for the three months ended July 4, 2008 largely as a result of the items discussed above under “Operating expenses overview.”

Research and development expenses

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Research and development	$221	$232	$(11)	(5)%
Percentage of total net revenues	15%	14%

As a percent of net revenues, research and development expenses increased to 15% for the three months ended July 3, 2009 as compared to 14% for the three months ended July 4, 2008, respectively, as a result of decreased revenues, partially offset by the items discussed above under “Operating expenses overview.”

General and administrative expenses

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

General and administrative	$89	$93	$(4)	(4)%
Percentage of total net revenues	6%	6%

As a percent of net revenues, general and administrative expenses remained consistent at 6% for both the three months ended July 3, 2009 and July 4, 2008, largely as a result of the items discussed above under “Operating expenses overview.”

Amortization of other purchased intangible assets

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Amortization of other purchased intangible assets	$62	$55	$7	13%
Percentage of total net revenues	4%	3%

Other purchased intangible assets are comprised of customer bases and tradenames. Amortization increased for the three months ended July 3, 2009 as compared to the same period last year, primarily as a result of additional purchased intangible assets from our fiscal 2009 acquisitions.

Restructuring

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Severance	$18	$11
Facilities	5	3
Transition, transformation and other costs	11	3

Restructuring	$34	$17	$17	100%

Percentage of total net revenues	2%	1%

In connection with the restructuring plans, which we refer to as our 2008 Plan and our 2009 Plan, as described in Note 6 of the Notes to Condensed Consolidated Financial Statements, restructuring charges were $34 million for the three months ended July 3, 2009 compared to $17 million for the three months ended July 4, 2008. The restructuring charges for the three months ended July 3, 2009 primarily consisted of severance charges of $18 million related to the 2008 Plan (as defined in Note 6), business structure changes and transition and transformation costs of $11 million related to the outsourcing of back office functions. The restructuring charges for the three months ended July 4, 2008 primarily consisted of severance charges of $11 million related to the 2008 Plan business structure changes and $3 million in facilities charges related to acquisition-related restructurings.

Total remaining costs for the 2008 Plan are estimated to range from $20 to $50 million. Total remaining costs for the transition and transformation activities associated with outsourcing back office functions are estimated to be approximately $30 million. Total remaining costs for the 2009 Plan are not expected to be material.

Impairment of assets held for sale

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Impairment of assets held for sale	$3	$—	$3	NA

During the three months ended July 3, 2009, we recognized an impairment of $3 million on certain buildings classified as held for sale.

Non-operating Income and Expense

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Interest income	$2	$18
Interest expense	(32)	(33)
Other income, net	6	—

Total	$(24)	$(15)	$(9)	(60)%

The decrease in interest income during the three months ended July 3, 2009 as compared to the same period last year is primarily due to lower average yield on our invested cash and short-term investment balances coupled with lower average cash balances outstanding.

As of April 4, 2009, we retroactively adopted FSP APB No. 14-1, which requires issuers of certain types of convertible notes to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon adoption, the interest expense for prior periods was reclassified accordingly. The primary components of Interest expense for the three months ended July 3, 2009 and July 4, 2008 consisted of the non-cash component associated with the amortization of the debt discount as required under FSP APB No. 14-1 and the contractual interest expense of our Senior Notes.

The increase in other income, net related to a gain on foreign currency.

Provision for income taxes

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Provision for income taxes	$42	$85	$(43)	(51)%
Effective income tax rate	33%	32%

The effective tax rate was approximately 33% and 32% for the three months ended July 3, 2009 and July 4, 2008, respectively. The effective tax rates for both periods reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credits, offset by state income taxes and non-deductible stock-based compensation. As discussed further below the tax expense for the three months ended July 3, 2009 includes a $7 million tax expense related to the U.S. tax treatment of certain stock based compensation. For the three months ended July 4, 2008, we recorded a $5 million tax benefit related to a favorable Irish settlement. The effective tax rate for the three months ended July 3, 2009 is otherwise lower than in the three months ended July 4, 2008 primarily due to higher benefits from lower-taxed foreign earnings. The decrease in the tax expense for the three months ended July 3, 2009 is primarily attributable to lower pre-tax earnings.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner, holding that stock-based compensation related to research and development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. We have a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changes our estimate of stock option related tax benefits previously recognized under Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the three months ended July 3, 2009.

On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court. There have been no further developments in this case in the June 2009 quarter, as we continue to await the decision of the U.S. Tax Court.

We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe that there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

Loss from joint venture

	Three Months Ended
	July 3,	July 4,	Change in
	2009	2008	$	%
	($ in millions)

Loss from joint venture	$13	$6	$7	117%

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers.

For the three months ended July 3, 2009, we recorded a loss of approximately $13 million related to our share of the joint venture’s net loss incurred for the period from January 1, 2009 to March 31, 2009. For the three months ended July 4, 2008, we recorded a loss of approximately $6 million related to our share of the joint venture’s net loss for the period from February 5, 2008 to March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied primarily on cash flow from operations, borrowings under a credit facility, issuances of convertible notes and equity securities for our liquidity needs. Key sources of cash include earnings from operations and existing cash, cash equivalents, short-term investments, and our revolving credit facility.

In fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, and amortization and impairments) as well as various other non-financial covenants. As of July 3, 2009, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

As of July 3, 2009, we had cash and cash equivalents of $2.2 billion and short-term investments of $24 million resulting in a net liquidity position, defined as unused availability of the credit facility, cash and cash equivalents and short-term investments of approximately $3.2 billion.

We believe that our existing cash balances, cash that we generate over time from operations and our borrowing capacity will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt and payments of taxes. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.

Line of Credit.  In the first quarter of fiscal 2009, we repaid the entire $200 million principal amount, plus $3 million of accrued interest, that we borrowed during fiscal 2008 under our senior unsecured revolving credit facility. There has been no usage of the credit facility in fiscal 2010.

Acquisition-Related.  During the first quarter of fiscal 2009, we acquired AppStream and SwapDrive for an aggregate payment of $166 million, net of cash acquired. We did not acquire any businesses in the first quarter of fiscal 2010.

Convertible Senior Notes.  In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes (collectively the “Senior Notes”) due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. During fiscal years 2009 and 2010, we have not repaid any of this debt other than the related interest costs.

Stock Repurchases.  In the first quarter of fiscal 2009, we repurchased 10 million shares, or $200 million, of our common stock. In the first quarter of fiscal 2010, we repurchased 8 million shares, or $123 million, of our common stock. As of July 3, 2009 we had $177 million remaining under the plan authorized by our Board of Directors in June 2007.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Three Months Ended
	July 3,	July 4,
	2009	2008
	(In millions)

Net cash provided by (used in) :
Operating activities	$371	$414
Investing activities	116	75
Financing activities	(128)	(333)

Operating Activities

Net cash provided by operating activities of $371 million during the three months ended July 3, 2009 primarily resulted from net income of $73 million adjusted for non-cash items — depreciation and amortization charges of $222 million, stock-based compensation expense of $49 million and amortization of the discount on the convertible senior notes of $25 million, as well as from and increased collection of our trade accounts receivable of $229 million. These amounts were partially offset by a decrease in deferred revenue of $142 million, and accrued compensation and benefits of $90 million.

Net cash provided by operating activities of $414 million during the three months ended July 4, 2008 resulted largely from net income of $187 million adjusted for non-cash items — depreciation and amortization charges of $200 million and stock-based compensation expense of $45 million, as well as from increased collection of our trade accounts receivable of $119 million and net receipt of litigation settlements of $59 million. These amounts were partially offset by a decrease in accrued compensation and benefits of $91 million, deferred revenue of $70 million, and income taxes payable of $31 million. Net cash provided by operating activities benefitted from the 14th week of activity in the July 4, 2008 period as discussed above under “Financial Results and Trends.”

Investing Activities

Net cash provided by investing activities of $116 million for the three months ended July 3, 2009 was primarily due to proceeds of $183 million from the sale of short-term investments, partially offset by $54 million paid for capital expenditures and $16 million paid for an equity investment.

Net cash provided by investing activities of $75 million for the three months ended July 4, 2009 was primarily due to net proceeds from the sale of short-term investments of $299 million, partially offset by payments totaling $166 million for the acquisitions of AppStream and SwapDrive and $58 million paid for capital expenditures.

Financing Activities

Net cash used in financing activities of $128 million for the three months ended July 3, 2009, was primarily due to stock repurchases of 8 million shares of our common stock for $123 million.

Net cash used in financing activities was $333 million for the three months ended July 4, 2008, primarily due to the repurchase of 10 million shares of our common stock for $200 million, and the repayment of $200 million borrowed under the senior unsecured revolving credit facility. These amounts were partially offset by the net proceeds of $75 million received from the issuance of our common stock through employee stock plans.

Contractual Obligations

There have been no significant changes in our contractual obligations during the three months ended July 3, 2009, as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risk exposures during the three months ended July 3, 2009 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to this Item may be found in Notes 7 and 11 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Part II, Item 1 by reference.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. There have been no material changes in our risks from such description.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended July 3, 2009 were as follows:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
	(In millions except per share data)

April 4, 2009 to May 1, 2009	—	$—	—	$300
May 2, 2009 to May 29, 2009	4	$14.91	4	$245
May 30, 2009 to July 3, 2009	4	$16.18	4	$177

Total	8	$15.59	8

For information regarding our stock repurchase programs, see Note 8 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6.	Exhibits

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

3.01		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation					X
3.02		Bylaws of Symantec Corporation, as amended	8-K	000-17781	3.01	07/01/09
10	.01*	FY10 Executive Annual Incentive Plan — Chief Executive Officer					X
10	.02*	FY10 Executive Annual Incentive Plan — Executive Vice President and Group President					X
10	.03*	FY10 Long Term Incentive Plan					X
10	.04*	Symantec Corporation Deferred Compensation Plan, as adopted on December 17, 2008					X
10	.05*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101†		The following materials from Symantec Corporation’s Quarterly Report on Form 10-Q for the period ended July 3, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMANTEC CORPORATION
(Registrant)

By:	/s/ Enrique Salem
Enrique Salem
President and
Chief Executive Officer

By:	/s/ James A. Beer
James A. Beer
Executive Vice President and
Chief Financial Officer

Date: August 5, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q

3.01		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation					X
3.02		Bylaws of Symantec Corporation, as amended	8-K	000-17781	3.01	07/01/09
10	.01*	FY10 Executive Annual Incentive Plan — Chief Executive Officer					X
10	.02*	FY10 Executive Annual Incentive Plan — Executive Vice President and Group President					X
10	.03*	FY10 Long Term Incentive Plan					X
10	.04*	Symantec Corporation Deferred Compensation Plan, as adopted on December 17, 2008					X
10	.05*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101†		The following materials from Symantec Corporation’s Quarterly Report on Form 10-Q for the period ended July 3, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.