Form 10-Q
period 2009-10-02
SYMANTEC CORP
filed 2009-11-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File Number 000-17781
Symantec Corporation
(Exact name of the registrant as specified in its charter)

Delaware	77-0181864
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

350 Ellis Street,	94043
Mountain View, California (Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(650) 527-8000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 30, 2009: 810,560,473 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended October 2, 2009

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of October 2, 2009 and April 3, 2009	3
Condensed Consolidated Statements of Operations for the three and six months ended October 2, 2009 and October 3, 2008	4
Condensed Consolidated Statements of Cash Flows for the six months ended October 2, 2009 and October 3, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 6. Exhibits	34
Signatures	35
EX-3.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2,	April 3,
	2009	2009
	(Unaudited)	*
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,314	$1,793
Short-term investments	18	199
Trade accounts receivable, net	688	837
Inventories	23	27
Deferred income taxes	178	163
Other current assets	272	278

Total current assets	3,493	3,297
Property and equipment, net	994	973
Intangible assets, net	1,380	1,639
Goodwill	4,596	4,561
Investment in joint venture	72	97
Long-term deferred income taxes	6	7
Other long-term assets	70	64

Total assets	$10,611	$10,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218	$190
Accrued compensation and benefits	307	374
Current deferred revenue	2,520	2,644
Income taxes payable	24	44
Other current liabilities	304	261

Total current liabilities	3,373	3,513
Convertible senior notes	1,818	1,766
Long-term deferred revenue	385	419
Long-term deferred tax liabilities	181	181
Long-term income taxes payable	588	522
Other long-term liabilities	65	90

Total liabilities	6,410	6,491
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,124	9,289
Accumulated other comprehensive income	170	186
Accumulated deficit	(5,101)	(5,336)

Total stockholders’ equity	4,201	4,147

Total liabilities and stockholders’ equity	$10,611	$10,638

*	Derived from audited financials, as adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Notes 1 and 4 for further details.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
	2009	2008*	2009	2008*
	(Unaudited)
	(In millions, except per share data)
Net revenues:
Content, subscriptions, and maintenance	$1,254	$1,181	$2,463	$2,472
Licenses	220	337	443	696

Total net revenues	1,474	1,518	2,906	3,168
Cost of revenues:
Content, subscriptions, and maintenance	207	212	416	431
Licenses	5	10	10	18
Amortization of acquired product rights	47	87	145	172

Total cost of revenues	259	309	571	621

Gross profit	1,215	1,209	2,335	2,547
Operating expenses:
Sales and marketing	576	597	1,135	1,260
Research and development	210	219	431	451
General and administrative	84	85	173	178
Amortization of other purchased intangible assets	63	56	125	111
Restructuring	25	9	59	26
Impairment of assets held for sale	—	26	3	26

Total operating expenses	958	992	1,926	2,052

Operating income:	257	217	409	495
Interest income	1	12	3	30
Interest expense	(31)	(30)	(63)	(63)
Other income (expense), net	2	(9)	8	(9)

Income before income taxes and loss from joint venture	229	190	357	453
Provision for income taxes	67	53	109	138
Loss from joint venture	12	11	25	17

Net income	$150	$126	$223	$298

Net income per share — basic	$0.18	$0.15	$0.27	$0.36
Net income per share — diluted	$0.18	$0.15	$0.27	$0.35
Weighted-average shares outstanding — basic	812	838	814	839
Weighted-average shares outstanding — diluted	819	852	823	853

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Notes 1 and 4 for further details
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 2,	October 3,
	2009	2008 *
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$223	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	410
Amortization of discount on senior convertible notes	51	48
Stock-based compensation expense	85	89
Impairment of assets held for sale	3	26
Deferred income taxes	4	(19)
Income tax benefit from the exercise of stock options	2	18
Excess income tax benefit from the exercise of stock options	(6)	(16)
Loss from joint venture	25	17
Realized and other than temporary impairment loss on investments	2	2
Other	(2)	11
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	171	100
Inventories	5	6
Accounts payable	(7)	(1)
Accrued compensation and benefits	(79)	(82)
Deferred revenue	(259)	(229)
Income taxes payable	(16)	(51)
Other assets	(8)	73
Other liabilities	8	(39)

Net cash provided by operating activities	597	661
INVESTING ACTIVITIES:
Purchase of property and equipment	(108)	(125)
Proceeds from sales of property and equipment	3	40
Cash returned from (payments for) business acquisitions, net of cash acquired	3	(187)
Purchase of equity investment	(16)	—
Purchases of available-for-sale securities	(2)	(173)
Proceeds from sales of available-for-sale securities	189	668

Net cash provided by investing activities	69	223
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	54	186
Excess income tax benefit from the exercise of stock options	6	16
Tax payments related to restricted stock issuance	(18)	(15)
Repurchase of common stock	(243)	(400)
Repayment of short-term borrowing	—	(200)
Repayment of other long-term liability	(4)	(4)

Net cash used in financing activities	(205)	(417)
Effect of exchange rate fluctuations on cash and cash equivalents	60	(95)

Increase in cash and cash equivalents	521	372
Beginning cash and cash equivalents	1,793	1,890

Ending cash and cash equivalents	$2,314	$2,262

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Notes 1 and 4 for further details.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) as of October 2, 2009 and April 3, 2009, and for the three and six months ended October 2, 2009 and October 3, 2008, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet as of April 3, 2009, has been derived from our annual consolidated financial statements as adjusted for the retrospective adoption of new authoritative guidance on accounting for convertible debt instruments. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. The results of operations for the three and six months ended October 2, 2009 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.
     Fiscal Year End
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended October 2, 2009 and October 3, 2008 both consisted of 13 weeks. The six months ended October 2, 2009 consisted of 26 weeks, whereas the six months ended October 3, 2008 consisted of 27 weeks. Our 2010 fiscal year consists of 52 weeks and ends on April 2, 2010.
   Significant Accounting Policies
     There have been no changes in our significant accounting policies for the six months ended October 2, 2009 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.
     As of April 4, 2009, we adopted new authoritative guidance on convertible debt instruments. See Note 4 for further details.
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
     Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recognized at fair value. As of October 2, 2009, our cash equivalents consisted of $1.5 billion in money market funds and $201 million in bank securities and deposits. As of April 3, 2009, our cash equivalents consisted of $389 million in money market funds, $474 million in bank securities and deposits, and $479 million in government securities.
     Short-Term Investments. Short-term investments consist of marketable debt or equity securities that are classified as available-for-sale and recognized at fair value. The determination of fair value is further detailed in Note 2. Our portfolios consist of (1) debt securities which include asset-backed securities, corporate securities and government securities, and (2) marketable equity securities. As of October 2, 2009, our asset-backed securities contractually mature after 10 years and corporate securities contractually mature within three years. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.
     Unrealized gains and losses, net of tax, are included in Accumulated other comprehensive income. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale debt securities are included in Other income (expense), net. As such, other-than-temporary impairments are determined to be either credit losses or losses due to other factors—credit losses are recognized in our Condensed Consolidated Statements of Operations and other losses are included in Accumulated other comprehensive income. We use the specific-identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.
     Equity Investments. During the first quarter of our fiscal 2010, we made an equity investment in a privately held company whose business is complementary to our business. This investment is accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over this company. The investment is included in Other long-term assets. We assess the recoverability of this investment by reviewing various indicators of impairment and by determining the fair value of this investment by performing a discounted cash flow analysis of estimated future cash flows. If a decline in value is determined to be other-than-temporary, an impairment would be recognized and included in Other income (expense), net. As of October 2, 2009 and April 3, 2009, we held equity investments in privately-held companies of $17 million and $3 million, respectively. Other-than-temporary impairments related to these investments were not material for the periods presented.
     Derivative Instruments. We transact business in various foreign currencies and have foreign currency risks associated with monetary assets and liabilities denominated in foreign currencies. We utilize foreign currency forward contracts to reduce the risks associated with changes in foreign currency exchange rates. Our forward contracts generally have terms of one to six months. We do not use forward contracts for trading purposes. The gains and losses on the contracts are intended to offset the gains and losses on the underlying transactions. Both the changes in fair value of outstanding forward contracts and realized foreign exchange gains and losses are included in Other income (expense), net. Contract fair values are determined based on quoted prices for similar assets or liabilities in active markets using inputs such as LIBOR, currency rates, forward points, and commonly quoted credit risk data. For each fiscal period presented in this report, outstanding derivative contracts and the related gains or losses were not material.
     Convertible Senior Notes, Note Hedges and Revolving Credit Facility. Our convertible senior notes are recorded at cost based upon par value at issuance less a discount for the estimated value of the equity component of the notes, which is amortized through maturity as additional non-cash interest expense. See Note 4 for further details. Debt issuance costs were recorded in Other long-term assets and are being amortized to Interest expense using the effective interest method over five years for the 0.75% Notes and seven years for the 1.00% Notes. In conjunction with the issuance of the notes, we obtained hedges which would provide us with the option to purchase additional common shares at a fixed price after conversion. The cost incurred in connection with the note hedge transactions, net of the related tax benefit and the proceeds from the sale of warrants, was included as a net reduction in Additional paid-in capital. Borrowings under our $1 billion senior unsecured revolving credit facility are recognized at cost plus accrued interest based upon stated interest rates.
  Property and Equipment
Property and equipment consisted of the following:

	As of
	October 2,	April 3,
	2009	2009
	(In millions)
Computer hardware and software	$1,160	$1,041
Office furniture and equipment	208	201
Buildings	485	483
Leasehold improvements	290	247

	2,143	1,972

Less: accumulated depreciation and amortization	(1,228)	(1,077)

	915	895
Land	79	78

Property and equipment, net	$994	$973

Comprehensive Income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
	2009	2008	2009	2008
		(In millions)
Net income	$150	$126	$223	$298
Other comprehensive income:
Reclassification adjustment relating to the liquidation of foreign entities	3	—	3	(5)
Change in cumulative translation adjustment, net of tax	(27)	25	(22)	29
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	(1)	3	(1)

Total other comprehensive income (loss)	(24)	24	(16)	23

Comprehensive income	$126	$150	$207	$321

Assets Held for Sale
     As part of our ongoing review of our real estate holdings, we determined that certain properties were underutilized. As a result, we have committed to sell properties with a total estimated fair value less cost to sell of approximately $56 million included in Other current assets and no associated liabilities. We expect the sale of the properties to be completed by the end of fiscal 2010.
   Subsequent Events Evaluation
  Management has reviewed and evaluated material subsequent events from the balance sheet date of October 2, 2009 through the financial statement issuance date of November 4, 2009.
   Recently Issued Authoritative Guidance
  In September 2009, the FASB issued new authoritative guidance that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative guidance for arrangements that include both software and tangible products that excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We have not yet adopted the standards and are currently assessing their impact on our consolidated financial statements.
     In June 2009, the FASB issued new authoritative guidance that amends the consolidation guidance applicable to variable interest entities (“VIEs”). The scope within the guidance now includes qualifying special-purpose entities. The standard provides revised guidance on (1) determining the primary beneficiary of the VIE, (2) how power is shared, (3) consideration for kick-out, participating and protective rights, (4) reconsideration of the primary beneficiary, (5) reconsideration of a VIE, (6) fees paid to decision makers or service providers, and (7) presentation requirements. The statement is effective as of the first quarter of our fiscal 2011, and early adoption is prohibited. We do not expect the adoption of this new authoritative guidance to have a material impact on our consolidated financial statements.
     As of April 4, 2009, we adopted new authoritative guidance on fair value measurements for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. This adoption did not have a material impact on our consolidated financial statements.
Note 2. Fair Value Measurements
     We measure assets and liabilities at fair value based on exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
     Assets Measured and Recorded at Fair Value on a Recurring Basis
     The following table summarizes our assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of October 2, 2009				As of April 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents:
Money market funds	$1,544	$—	$—	$1,544	$389	$—	$—	$389
Bank securities and deposits	—	201	—	201	—	474	—	474
Government securities	—	—	—	—	—	479	—	479

Cash equivalents total:	1,544	201	—	1,745	389	953	—	1,342
Short-term investments:
Asset-backed securities	—	9	—	9	—	13	—	13
Corporate securities	—	4	—	4	—	8	—	8
Government securities	—	—	—	—	—	175	—	175
Marketable equity securities	5	—	—	5	3	—	—	3

Short-term investments total:	5	13	—	18	3	196	—	199

Total	$1,549	$214	$—	$1,763	$392	$1,149	$—	$1,541

     Level 2 fixed income available-for-sale securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.
     Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
     The following table summarizes our non-financial assets measured at fair value during the six months ended October 2, 2009, by level within the fair value hierarchy:

	October 2,
	2009	Level 1	Level 2	Level 3
	(In millions)
Assets held for sale	$56	$—	$56	$—
     Assets held for sale were written down during the six months ended October 2, 2009 to reflect fair value less estimated costs to sell. The fair value measurement was based upon recent offers made by third parties to purchase the properties or by valuation appraisals. The total loss for assets held for sale for the six months ended October 2, 2009 was $3 million.

Note 3. Investments
     The following summarizes our available-for-sale investments:

	As of October 2, 2009				As of April 3, 2009
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Asset-backed securities	$10	$—	$(1)	$9	$15	$—	$(2)	$13
Corporate securities	4	—	—	4	8	—	—	8
Government securities	—	—	—	—	175	—	—	175
Marketable equity securities	2	3	—	5	2	1	—	3

Total	$16	$3	$(1)	$18	$200	$1	$(2)	$199

     The following table provides the gross unrealized losses and the fair market value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of October 2, 2009						As of April 3, 2009
	Less than 12		12 Months or				Less than 12		12 Months or
	Months		Greater		Total		Months		Greater		Total
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
(In millions)
Asset-backed securities	$—	$—	$1	$8	$1	$8	$—	$—	$2	$13	$2	$13
     Proceeds from sales, maturities and principal pay downs on available-for-sale securities were $6 million primarily from corporate securities and $196 million primarily from asset-backed securities for the three months ended October 2, 2009 and October 3, 2008, respectively. Proceeds from available-for-sale securities were $189 million primarily from government securities and $668 million primarily from asset-backed securities for the six months ended October 2, 2009 and October 3, 2008, respectively. Gross realized losses on these sales were not material for the same periods.
Note 4. Accounting for Convertible Debt Instruments
     As of April 4, 2009, we adopted new authoritative guidance on convertible debt instruments, which requires issuers of certain types of convertible notes to separately account for the liability and equity components of such convertible notes in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance applies to the 0.75% Convertible Senior Notes due June 15, 2011 and the 1.00% Convertible Senior Notes due June 15, 2013, collectively referred to as the Senior Notes. Prior to the adoption of this guidance, the liability of the Senior Notes was carried at its principal value and only the contractual interest expense was recognized in our Condensed Consolidated Statements of Operations. Because this guidance requires retrospective adoption, we were required to adjust all periods for which the Senior Notes were outstanding before the date of adoption.
     Upon adoption of the new authoritative guidance on convertible debt instruments and effective as of the issuance date of the Senior Notes, we recorded $586 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 6.78% at the time of issuance and the coupon rate of the Senior Notes. This debt discount, recorded in additional paid-in capital, is amortized as additional non-cash interest expense over the contractual terms of the Senior Notes using the effective interest method. In addition, we allocated $9 million of the issuance costs to the equity component of the Senior Notes and the remaining $24 million of the issuance costs to the debt component of the Senior Notes. The issuance costs were allocated pro rata based on the relative carrying amounts of the debt and equity components. The $24 million of debt issuance costs allocated to the debt component is amortized as interest expense over the respective contractual terms of the Senior Notes using the effective interest method. Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. As of October 2, 2009, the remaining weighted average amortization period of the discount and debt issuance costs is approximately 3 years and the if-converted value of the Senior Notes does not exceed the principal amount of the Senior Notes.

     The following table presents information regarding the equity and liability components of the Senior Notes:

	As of
	October 2,	April 3,
	2009	2009
		As Adjusted
	(In millions)
Equity component of Senior Notes	$586	$586

Principal amount of Senior Notes	$2,100	$2,100
Unamortized discount of Senior Notes	(282)	(334)

Liability component of Senior Notes	$1,818	$1,766

     The effective interest rate, contractual interest expense and amortization of debt discount for the Senior Notes for the three and six months ended October 2, 2009 and October 3, 2008 were as follows:

	Three Months Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
	2009	2008	2009	2008
		As Adjusted		As Adjusted
		($ in millions)
Effective interest rate	6.78%	6.78%	6.78%	6.78%
Interest expense – contractual	$5	$5	$10	$10
Interest expense – amortization of debt discount	$26	$24	$51	$48
     The retrospective adoption of this guidance resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of April 3, 2009:

	As of April 3, 2009
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions)
Current assets	$3,301	$(4	)(1)	$3,297
Property and equipment, net	973			973
Intangible assets, net	1,639			1,639
Goodwill	4,561			4,561
Investment in joint venture	97			97
Long-term deferred income taxes	7			7
Other long-term assets	68	(4	)(2)	64

Total assets	$10,646	$(8)		$10,638

Current liabilities	$3,513	$—		$3,513
Convertible senior notes	2,100	(334	)(3)	1,766
Long-term deferred revenue	419			419
Long-term deferred tax liabilities	54	127	(4)	181
Long-term income taxes payable	522			522
Other long-term liabilities	90			90

Total liabilities	6,698	(207)		6,491

Common stock	8	—		8
Additional paid-in capital	8,941	348	(5)	9,289
Accumulated other comprehensive income	186			186
Accumulated deficit	(5,187)	(149	)(6)	(5,336)

Total stockholders’ equity	3,948	199		4,147

Total liabilities and stockholders’ equity	$10,646	$(8)		$10,638

     The retrospective adoption of this guidance resulted in the following adjustments to our Condensed Consolidated Statements of Operations for the three and six months ended October 3, 2008:

	Three Months Ended October 3, 2008
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions, except per share data)
Total net revenues	$1,518	$—		$1,518
Costs and expenses	1,301	—		1,301

Operating income	217	—		217

Interest income	12	—		12
Interest expense	(6)	(24	)(7)	(30)
Other expense, net	(9)	—		(9)

Income before income taxes and loss from joint venture	214	(24)		190
Provision for income taxes	63	(10	)(8)	53
Loss from joint venture	11	—		11

Net income	$140	$(14)		$126

Net income per share — basic	$0.17	$(0.02)		$0.15
Net income per share — diluted	$0.16	$(0.01)		$0.15

	Six Months Ended October 3, 2008
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions, except per share data)
Total net revenues	$3,168	$—		$3,168
Costs and expenses	2,673	—		2,673

Operating income	495	—		495

Interest income	30	—		30
Interest expense	(16)	(47	)(7)	(63)
Other expense, net	(9)	—		(9)

Income before income taxes and loss from joint venture	500	(47)		453
Provision for income taxes	157	(19	)(8)	138
Loss from joint venture	17	—		17

Net income	$326	$(28)		$298

Net income per share — basic	$0.39	$(0.03)		$0.36
Net income per share — diluted	$0.38	$(0.03)		$0.35

(1)	This amount represents the cumulative adjustments to the current portion of the debt issuance costs associated with the Senior Notes.

(2)	This amount represents the cumulative adjustments to the long-term portion of the debt issuance costs associated with the Senior Notes.

(3)	This amount represents the remaining unamortized debt discount on the Senior Notes.

(4)	This amount represents the long-term deferred income tax impact of the reduction in the book basis, with no corresponding reduction in the tax basis, of the Senior Notes.

(5)	This amount represents the equity component of the Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of the debt discount.

(6)	This amount represents the cumulative Net income impact of the amortization of the debt discount, recognized as additional non-cash interest expense, and the associated tax adjustments since inception of the Senior Notes.

(7)	These amounts represent the amortization of the debt discount, recognized as additional non-cash interest expense, net of the decrease in interest expense associated with the debt issuance costs.

(8)	These amounts represent the tax effect of the amortization of the debt discount and debt issuance costs.

     The retrospective adoption of this guidance does not affect our balance of Cash and cash equivalents and as a result did not change Net cash flows from operating, investing or financing activities in our Condensed Consolidated Statement of Cash Flows for the six months ended October 3, 2008.
     The retrospective adoption of this guidance resulted in the following adjustments to our Condensed Consolidated Statements of Stockholders’ Equity:

	Additional	Accumulated
	Paid-In	(Deficit)
	Capital	Earnings
	(In millions)
Balances, March 30, 2007, as reported	$10,061	$1,348
Equity component of Senior Notes, net of taxes	357	—
Equity component of debt issuance costs	(9)	—
Amortization of debt discount	—	(64)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	1
Tax adjustments	—	25

Balances, March 30, 2007, as adjusted	10,409	1,310
Fiscal 2008 equity activity, as reported	(922)	317
Amortization of debt discount	—	(91)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	2
Tax adjustments	—	36

Balances, March 28, 2008, as adjusted	9,487	1,574
Fiscal 2009 equity activity, as reported	(198)	(6,853)
Amortization of debt discount	—	(97)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	2
Tax adjustments	—	38

Balances, April 3, 2009, as adjusted	$9,289	$(5,336)

     Upon adoption of this guidance and effective as of the issuance date of the Senior Notes, we recorded, as adjustments to additional paid-in capital, deferred taxes for the differences between the carrying value and tax basis that resulted from allocating $586 million of the principal amount of the Senior Notes and $9 million of the associated issuance costs to equity. In subsequent periods, we recorded adjustments to deferred taxes to reflect the tax effect of the amortization of the debt discount and debt issuance costs.
Note 5. Goodwill and Intangible Assets
 Goodwill
     We allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated by operating segment as follows:

		Security and	Storage and Server
	Consumer	Compliance	Management	Services	Total
	(In millions)
Balance as of April 3, 2009	$356	$1,355	$2,457	$393	$4,561
Operating segment reclassification (1)	—	103	2	(105)	—
Goodwill adjustments (2)	14	11	—	10	35

Balance as of October 2, 2009	$370	$1,469	$2,459	$298	$4,596

(1)	During the first quarter of fiscal 2010, we modified our segment reporting structure to more readily match our operating structure. Refer to Note 9 for further discussion on segment information.

(2)	Adjustments made to goodwill reflect the finalization of purchase price, foreign currency exchange rate, and tax adjustments related to prior acquisitions.
     We apply a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis on the first day of the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of October 2, 2009, no indicators of impairment were identified.

  Intangible assets, net

	As of October 2, 2009
	Gross			Weighted-Average
	Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In millions)
Customer relationships	$1,833	$(862)	$971	4 years
Developed technology	1,778	(1,519)	259	1 year
Definite-lived tradenames	130	(62)	68	5 years
Patents	76	(50)	26	4 years
Indefinite-lived tradenames	56	—	56	Indefinite

Total	$3,873	$(2,493)	$1,380	3 years

	As of April 3, 2009
	Gross			Weighted-Average
	Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In millions)
Customer relationships	$1,830	$(745)	$1,085	5 years
Developed technology	1,785	(1,390)	395	1 year
Definite-lived tradenames	130	(54)	76	6 years
Patents	76	(46)	30	4 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,874	$(2,235)	$1,639	3 years

     During the three months ended October 2, 2009 and October 3, 2008, total amortization expense for intangible assets was $110 million and $143 million, respectively. During the six months ended October 2, 2009 and October 3, 2008, total amortization expense for intangible assets was $270 million and $283 million, respectively.
     Total future amortization expense for intangible assets that have definite lives, based on our existing intangible assets and their current estimated useful lives as of October 2, 2009, is estimated as follows (in millions):

Remainder of fiscal 2010	$212
2011	337
2012	294
2013	262
2014	118
Thereafter	101

Total	$1,324

Note 6. Restructuring
     Our restructuring costs and liabilities consist of severance, benefits, facilities and other costs. Severance and benefits generally include severance, stay-put or one-time bonuses, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities’ costs generally include rent expense, less expected sublease income and lease termination costs. Other costs generally include relocation, asset abandonment costs, the effects of foreign currency exchange and consulting services. Also included in Restructuring in our Condensed Consolidated Statements of Operations are transition and transformation fees, consulting charges, and other costs related to the outsourcing of back office functions. Restructuring expenses generally do not impact a particular reporting segment and are included in the Other reporting segment.
     Charges for restructuring costs were $15 million and $9 million for the three months and $37 million and $26 million for the six months ended October 2, 2009 and October 3, 2008, respectively. Transition, transformation, and related other costs were $10 million and $22 million for the three and six months ended October 2, 2009, respectively; such costs did not exist in the prior fiscal period. Transition and transformation related activities are expected to be substantially complete at the end of fiscal 2010. Total remaining costs for transition and transformation activities are estimated to be approximately $25 million.
     2009 Restructuring Plan (“2009 Plan”)
     In the third quarter of fiscal 2009, management approved and initiated the following restructuring events to:
•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in fiscal 2009 and was substantially completed in fiscal 2010.
•	Corporate headquarter move. This action was initiated and substantially completed in fiscal 2010.

 2008 Restructuring Plan (“2008 Plan”)
     In the third quarter of fiscal 2008, management approved and initiated the following restructuring events to:
•	Reduce operating costs through a worldwide headcount reduction. This action was initiated and substantially completed in fiscal 2008.
•	Reduce operating costs, implement management structure changes, optimize the business structure and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and are expected to be completed in fiscal 2010. Total remaining costs for this component are estimated to range from $10 million to $25 million.
•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the beginning of fiscal 2009 and are expected to be substantially completed in fiscal 2010. Total remaining costs for severance and benefits are expected to range from $5 million to $15 million.
 Acquisition-Related Restructuring Plans
     As a result of business acquisitions, management may deem certain job functions to be redundant and facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our integration efforts. For acquisitions made prior to fiscal 2010, such restructuring-related costs have generally been adjusted to goodwill to reflect changes in the purchase price of the respective acquisition. With the adoption of new authoritative guidance on business combinations, restructuring charges related to our business acquisitions occurring beginning in fiscal 2010 will be expensed in our Condensed Consolidated Statements of Operations. As of October 2, 2009, acquisition-related restructuring liabilities, primarily related to excess facility obligations at several locations around the world, are expected to be paid between fiscal 2010 and fiscal 2016 when their respective lease terms end.
 Restructuring Summary

	Restructuring Liability
		Costs,			Cumulative
	April 3,	Net of	Cash	October 2,	Incurred to
	2009	Adjustments(1)	Payments	2009	Date
	(In millions)
2009 Restructuring Plan:
Severance	$3	$1	$(3)	$1	$41
2008 Restructuring Plan:
Severance	7	27	(26)	8	109
Acquisition-related Restructuring Plans:
Severance	1	1	(1)	1	2
Facilities	16	8	(7)	17	59

Total	$27	$37	$(37)	$27

Transition, transformation and other costs:		22			54

Total Restructuring Charges:		$59

Balance Sheet:
Other current liabilities	$21			$19
Other long-term liabilities	6			8

	$27			$27

(1)	Total net adjustments or reversals were not material for the first six months of fiscal 2010.
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
Note 8. Stock Repurchases
     The following table summarizes our stock repurchases:

	Three Months Ended	Six Months Ended
	October 2, 2009	October 2, 2009
	(In millions, except per share data)
Total number of shares repurchased	8	16
Dollar amount of shares repurchased	120	243
Average price paid per share	15.22	15.41
Range of price paid per share	14.77 to 15.72	14.14 to 16.81
     We have had stock repurchase programs in effect since fiscal 2001 and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. Our current program was authorized by our Board of Directors on June 14, 2007 to repurchase up to $2 billion of our common stock. This program does not have an expiration date, and as of October 2, 2009, $57 million remained authorized for future repurchases. As noted in Note 13, on October 28, 2009 we announced that our Board of Directors approved a new share repurchase program.
Note 9. Segment Information
     During the first quarter of fiscal 2010, we modified our segment reporting structure to more readily match our operating structure. The following modifications were made to our segment reporting structure: (i) Enterprise Vault products moved to the Storage and Server Management segment from the Security and Compliance segment; and (ii) Software-as-a-Service (“SaaS”) offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. There were no changes to the Consumer or Other segments. The new reporting structure more directly aligns the operating segments with our markets and customers, and we believe it will establish more direct lines of reporting responsibilities, expedite decision making, and enhance the ability to pursue product integration and strategic growth opportunities. Data shown from the prior periods has been reclassified to match the current reporting structure. As of October 2, 2009, our five operating segments are:
•	Consumer. Our Consumer segment focuses on delivering our Internet security, PC tuneup, and backup products to individual users and home offices.
•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, and data loss prevention solutions that allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers, as well as services delivered through our SaaS offerings.
•	Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium and small-sized businesses with storage and server management, backup, archiving, and data protection solutions across heterogeneous storage and server platforms, as well as services delivered through our SaaS offerings.
•	Services. Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, education, and managed security services.
•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.
     Our reportable segments are the same as our operating segments. The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009 and have not changed as of October 2, 2009. There were no intersegment sales for the three and six month periods ended October 2, 2009.
 Segment information
     The following table summarizes our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
	($ in millions)
Three months ended October 2, 2009:
Net revenues	$463	$345	$563	$103	$—	$1,474
Percentage of total net revenues	31%	24%	38%	7%	0%	100%
Operating income (loss)	216	89	275	14	(337)	257
Operating margin of segment	47%	26%	49%	14%	*
Three months ended October 3, 2008:
Net revenues	$437	$355	$621	$104	$1	$1,518
Percentage of total net revenues	29%	23%	41%	7%	0%	100%
Operating income (loss)	235	99	270	3	(390)	217
Operating margin of segment	54%	28%	43%	3%	*

Six months ended October 2, 2009:
Net revenues	$910	$681	$1,116	$199	$—	$2,906
Percentage of total net revenues	31%	24%	38%	7%	0%	100%
Operating income (loss)	439	167	536	19	(752)	409
Operating margin of segment	48%	25%	48%	10%	*
Six months ended October 3, 2008:
Net revenues	$909	$748	$1,286	$224	$1	$3,168
Percentage of total net revenues	29%	24%	40%	7%	0%	100%
Operating income (loss)	510	216	533	7	(771)	495
Operating margin of segment	56%	29%	41%	3%	*

*	Percentage not meaningful
Note 10. Stock-based Compensation
     The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
	2009	2008	2009	2008
	(In millions, except per share data)
Cost of revenues — Content, subscriptions, and maintenance	$3	$3	$7	$6
Cost of revenues — Licenses	1	1	2	2
Sales and marketing	14	18	32	37
Research and development	12	14	29	27
General and administrative	6	8	15	17

Total stock-based compensation expense	36	44	85	89
Tax benefit associated with stock-based compensation expense	10	13	23	25

Net effect of stock-based compensation expense on operations	$26	$31	$62	$64

Net effect of stock-based compensation expense on earnings per share — basic	$0.03	$0.04	$0.08	$0.08

Net effect of stock-based compensation expense on earnings per share — diluted	$0.03	$0.04	$0.08	$0.08

     As of October 2, 2009, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options and Restricted Stock Units (“RSUs”), was $65 million and $140 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2 years for stock options and 3 years for RSUs.

     The weighted-average fair value per stock option granted during the six months ended October 2, 2009 and October 3, 2008 was $5.15 and $5.30, respectively. The total intrinsic value of options exercised during the six months ended October 2, 2009 and October 3, 2008, including assumed options, was $30 million and $97 million, respectively.
     The weighted-average fair value per RSUs granted during the six months ended October 2, 2009 and October 3, 2008 was $15.39 and $19.96, respectively. The fair value of RSUs granted for the six months ended October 2, 2009 and October 3, 2008, was $150 million and $181 million, respectively. The total fair value of RSUs that vested during the six months ended October 2, 2009 and October 3, 2008, including assumed RSUs, was $65 million and $49 million, respectively.
     During the six months ended October 2, 2009, we granted 93,992 Restricted Stock Awards (“RSAs”) to members of our board of directors. Each RSA had a fair value of $15.32 and vested immediately upon grant. As a result, we recorded $1 million of stock-based compensation expense for these RSAs during the six months ended October 2, 2009.
Note 11. Income Taxes
     The effective tax rate was approximately 29% and 28% for the three months ended October 2, 2009 and October 3, 2008, respectively, and 31% and 30% for the six months ended October 2, 2009 and October 3, 2008, respectively. The effective tax rates for both periods reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credits, offset by state income taxes and non-deductible stock-based compensation. We recognized a $2 million tax benefit during the three months ended October 2, 2009 from favorable adjustments of prior year items. As discussed further below, the tax expense for the six months ended October 2, 2009 also includes a $7 million tax expense recorded in the June 2009 quarter related to the U.S. tax treatment of certain stock based compensation. During the three months ended October 3, 2008, we recognized a $7 million tax benefit as a result of an agreement with the IRS on the treatment of a 2005 dividend from a Veritas international subsidiary, and an additional $5 million tax benefit from favorable prior year items, including the retroactive reinstatement of the U.S. federal research and development credit. Further, the tax expense for the six months ended October 3, 2008 included a $5 million tax benefit related to a favorable Irish settlement that was recorded in the June 2008 quarter. The effective tax rate for the three and six months ended October 2, 2009 is otherwise lower than in the three and six months ended October 3, 2008 primarily due to higher benefits from lower-taxed foreign earnings.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner, holding that stock-based compensation related to research and development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changes our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the six months ended October 2, 2009.
     On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court. There have been no further developments in this case as of October 2, 2009, as we continue to await the decision of the U.S. Tax Court.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statue of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe that there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.

Note 12. Earnings Per Share
     The components of earnings per share are as follows:

	Three Months Ended		Six Months Ended
	October 2,	October 3,	October 2,	October 3,
	2009	2008	2009	2008
	(In millions, except per share data)
Net income per share — basic:
Net income	$150	$126	$223	$298

Net income per share — basic	$0.18	$0.15	$0.27	$0.36
Weighted average outstanding common shares	812	838	814	839
Net income per share — diluted:
Net income	$150	$126	$223	$298

Net income per share — diluted	$0.18	$0.15	$0.27	$0.35
Weighted average outstanding common shares	812	838	814	839
Shares issuable from assumed exercise of options	6	12	7	13
Dilutive impact of restricted stock and restricted stock units	1	2	2	6

Total weighted-average shares outstanding — diluted	819	852	823	853

     We excluded 56 million and 47 million weighted-average stock options for the three months ended October 2, 2009 and October 3, 2008, respectively, and 56 million and 49 million weighted-average stock options for the six months ended October 2, 2009 and October 3, 2008, respectively, because their effect would have been anti-dilutive. The effect of the warrants issued and options purchased in connection with the convertible senior notes were also excluded for the reasons discussed in Note 8 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.
Note 13. Subsequent Event
     On October 28, 2009, we announced that our Board of Directors approved a $1 billion share repurchase program. The repurchase program does not have a scheduled expiration date.

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
     Fiscal Year End
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended October 2, 2009 and October 3, 2008 both consisted of 13 weeks. The six months ended October 2, 2009 consisted of 26 weeks, whereas the six months ended October 3, 2008 consisted of 27 weeks. Our 2010 fiscal year consists of 52 weeks and ends on April 2, 2010.
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
Our Operating Segments
     Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal 2010, we changed our reporting segments to better align to our operating structure, resulting in the Enterprise Vault products that were formerly included in the Security and Compliance segment being moved to the Storage and Server Management segment. Also, Software as a Service (“SaaS”) offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. Fiscal year 2009 Enterprise Vault revenue of $197 million and fiscal year 2009 SaaS revenue of $51 million was moved. The predominant amount of SaaS revenue went to the Security and Compliance segment. We revised the segment information for the prior year to conform to the new presentation. For further descriptions of our operating segments, see Note 9 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.
Financial Results and Trends
     Revenue decreased for the three and six months ended October 2, 2009 as compared to the same periods last year. Revenue increased in our Consumer segment and declined in our other segments for the periods presented. The challenging economic environment meant that corporate IT budgets have been reduced and consumer spending has slowed from previous levels. Geographically, the Asia Pacific/Japan region was up 5%, while EMEA declined 5% and the Americas declined 4% for the three months ended October 2, 2009, in each case as compared to the prior year period. Smaller IT budgets have led some of our corporate customers to purchase smaller volumes of our products, particularly in the Storage and Server Management segment. If the economic conditions affecting global markets continue or IT spending remains tight, we may continue to experience slower or negative revenue growth and our business and operating results might suffer. In light of these economic conditions, we will continue to align our cost structure with our revenue expectations.

     Fluctuations in the U.S. dollar compared to foreign currencies negatively impacted our international revenue by approximately $14 million and $89 million during the three and six months ended October 2, 2009 respectively, as compared to the same period last year. We are unable to predict the extent to which revenues in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenues and operating results.
     As discussed above under “Fiscal Year End,” the six months ended October 3, 2008 consisted of 27 weeks, whereas the six months ended October 2, 2009 consisted of 26 weeks. The extra 14th week contributed additional revenue to the July 4, 2008 quarter when compared to the July 3, 2009 quarter.
     Our net income was $150 million for the three months ended October 2, 2009 as compared to our net income of $126 million for the three months ended October 3, 2008. The higher net income for the second quarter of fiscal 2010 as compared to the same period last year was primarily due to our ongoing cost and expense discipline which more than offset our revenue decline.
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our consolidated financial statements during the six months ended October 2, 2009 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. While there have been no such changes, we have revised our description of the critical accounting estimates made in the valuation of goodwill, intangible assets and long-lived assets, as provided below.
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
     Goodwill. We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with our accounting policy. Before performing the goodwill impairment test, we first assess the value of long-lived assets in each reporting unit, including tangible and intangible assets. We then perform a two-step impairment test on goodwill. In the first step, we compare the estimated fair value of each reporting unit to its allocated carrying value (book value). If the carrying value of the reporting unit exceeds the fair value of the equity assigned to that unit, there is an indicator of impairment and we must perform the second step of the impairment test. This second step involves determining the implied fair value of that reporting unit’s goodwill in a manner similar to the purchase price allocation for an acquired business. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess. Our reporting units are consistent with our operating segments.
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
     To determine a reporting unit’s fair value, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. We evaluate the reasonableness of this approach with the market approach, which involves a review of the carrying value of our assets relative to our market capitalization and to the valuation of publicly traded companies operating in the same or similar lines of business.

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
     A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause actual results to differ from the estimates and assumptions we employed. These factors include:
•	a prolonged global economic crisis;

•	a significant decrease in the demand for our products;

•	the inability to develop new and enhanced products and services in a timely manner;

•	a significant adverse change in legal factors or in the business climate;

•	an adverse action or assessment by a regulator;

•	successful efforts by our competitors to gain market share in our markets;

•	a loss of key personnel;

•	our determination to dispose of one or more of our reporting units;

•	the testing for recoverability of a significant asset group within a reporting unit; and

•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.
     Intangible Assets. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. In addition, for intangible assets with indefinite lives, we review such assets for impairment on an annual basis consistent with the timing of the annual evaluation for goodwill. An impairment loss would be recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our acquired product rights and other identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.
     We record impairment charges on developed technology or acquired product rights when we determine that the net realizable value of the assets may not be recoverable. To determine the net realizable value of the assets, we use the estimated future gross revenues from each product. Our estimated future gross revenues of each product are based on company forecasts and are subject to change.
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
Recently Issued Accounting Pronouncements
     Information with respect to Recently Issued Authoritative Guidance is in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.

RESULTS OF OPERATIONS
Total Net Revenues

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Net revenues	$1,474	$1,518	$(44)	(3)%	$2,906	$3,168	$(262)	(8)%
     Net revenues decreased for the three months ended October 2, 2009, as compared to the same period last year, due to a $117 million decrease in Licenses revenues partially offset by a $73 million increase in Content, subscriptions, and maintenance revenues. The net decrease was primarily driven by the items discussed above under “Financial Results and Trends.”
     Net revenues decreased for the six months ended October 2, 2009, as compared to the same period last year, due to a $253 million decrease in Licenses revenues coupled with a $9 million decrease in Content, subscriptions, and maintenance revenues. The net decrease was primarily driven by the items discussed above under “Financial Results and Trends.”
     The revenue decreases for the three and six months ended October 2, 2009 discussed above are further described in the segment discussions that follow.
  Content, subscriptions, and maintenance revenues

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Content, subscriptions, and maintenance revenues	$1,254	$1,181	$73	6%	$2,463	$2,472	$(9)	0%
Percentage of total net revenues	85%	78%			85%	78%
     Content, subscriptions, and maintenance revenues increased for the three months ended October 2, 2009 as compared to the same period last year as a result of revenue from recent acquisitions and the strength of our Consumer segment, partially offset by the reasons discussed above under “Financial Results and Trends.”
     Content, subscriptions, and maintenance revenues remained relatively flat for the six months ended October 2, 2009 as compared to the same period last year.
  Licenses revenues

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Licenses revenues	$220	$337	$(117)	(35)%	$443	$696	(253)	(36)%
Percentage of total net revenues	15%	22%			15%	22%
     Licenses revenues decreased for the three and six months ended October 2, 2009 as compared to the same periods last year, primarily due to the global economic slowdown and customers emphasizing purchases of smaller volumes of new licenses consistent with their near term needs during the periods presented as well as for the reasons discussed above under “Financial Results and Trends.”

     Net revenue and operating income by segment
     Consumer segment

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Consumer revenues	$463	$437	$26	6%	$910	$909	$1	0%
Percentage of total net revenues	31%	29%			31%	29%
Consumer operating income	$216	$235	$(19)	(8)%	$439	$510	$(71)	(14)%
Percentage of Consumer revenues	47%	54%			48%	56%
     Consumer revenues increased for the three months ended October 2, 2009 as compared to the same period last year primarily due to increases in revenue from our core consumer products in the electronic channel and from acquired security products. These increases were partially offset by the factors discussed above under “Financial Results and Trends.”
     Consumer revenues were relatively consistent for the six months ended October 2, 2009 as compared to the same period last year since increases in revenue from our core consumer products in the electronic channel and from acquired security products were fully offset by the factors discussed above under “Financial Results and Trends.”
     Our electronic channel sales are derived from OEMs, subscriptions, upgrades, online sales, and renewals. For the three and six months ended October 2, 2009, electronic channel revenue increased as compared to the same periods last year. Electronic sales constituted 81% and 80%, respectively, of Consumer revenues for the three and six months ended October 2, 2009 as compared to 79% and 78% for the same periods last year.
     Operating income for the Consumer segment decreased for the three and six months ended October 2, 2009 as compared to the same period last year, as expense growth outpaced revenue growth. Total expenses for the segment increased primarily as a result of the PC Tools acquisition and costs associated with our development of our new proprietary eCommerce platform, offset in part by the effects discussed above under “Financial Results and Trends.”
     Security and Compliance segment

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Security and Compliance revenues.	$345	$355	$(10)	(3)%	$681	$748	$(67)	(9)%
Percentage of total net revenues	24%	23%			24%	24%
Security and Compliance operating income	$89	$99	$(10)	(10)%	$167	$216	$(49)	(23)%
Percentage of Security and Compliance revenues.	26%	28%			25%	29%
     Security and Compliance revenues decreased for the three and six months ended October 2, 2009 as compared to the same periods last year for the reasons discussed above under “Financial Results and Trends.” This decrease was partially offset by increased revenues from our acquisition of MessageLabs during fiscal 2009.
     Operating income for the Security and Compliance segment decreased for the three and six months ended October 2, 2009 as compared to the same periods last year, as the revenue decrease more than offset the expense decrease. Total expenses decreased for the reasons discussed above under “Financial Results and Trends.”

  Storage and Server Management segment

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Storage and Server Management revenues	$563	$621	$(58)	(9)%	$1,116	$1,286	$(170)	(13)%
Percentage of total net revenues	38%	41%			38%	40%
Storage and Server Management operating income	$275	$270	$5	2%	$536	$533	$3	1%
Percentage of Storage and Server Management revenues	49%	43%			48%	41%
     Storage and Server Management revenues decreased for the three and six months ended October 2, 2009 as compared to the same periods last year for the reasons discussed above under “Financial Results and Trends.” In addition, for each of the fiscal 2010 periods presented, some of our customers bought smaller volumes of licenses appropriate to their immediate needs, particularly with respect to our storage management products.
     Operating income for the Storage and Server Management segment increased for the three and six months ended October 2, 2009 as compared to the same period last year, as the decrease in expenses more than offset the revenue decrease. Total expenses decreased for the reasons discussed above under “Financial Results and Trends.”
  Services segment

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Services revenues	$103	$104	$(1)	(1)%	$199	$224	$(25)	(11)%
Percentage of total net revenues	7%	7%			7%	7%
Services operating income	$14	$3	$11	367%	$19	$7	$12	171%
Percentage of Services revenues	14%	3%			10%	3%
     Services revenues were relatively consistent for the three months ended October 2, 2009 as compared to the same period last year. Service revenues decreased for the six months ended October 2, 2009 as compared to the same period last year primarily due to a reduction in consulting revenues associated with new license sales during the first two quarters of our fiscal 2010, in addition to the reasons discussed above under “Financial Results and Trends.”
     Operating income for the Services segment increased for the three and six months ended October 2, 2009 as compared to the same period last year, as the decrease in expenses more than offset the revenue decrease. The decrease in Services expenses was the result of financial and operational efficiencies aimed at driving profitability.
  Other segment

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Other revenues	$—	$1	$(1)	(100)%	$—	$1	$(1)	(100)%
Percentage of total net revenues	0%	0%			0%	0%
Other operating loss	$(337)	$(390)	$53	14%	$(752)	$(771)	$19	2%
Percentage of other revenues	*	*			*	*

*	Percentage not meaningful
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

  Net revenues by geographic region

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Americas (U.S., Canada and Latin America)	$791	$822	$(31)	(4)%	$1,575	$1,683	$(108)	(6)%
Percentage of total net revenues	54%	54%			54%	53%
EMEA (Europe, Middle East, Africa)	$457	$480	$(23)	(5)%	$890	$1,038	$(148)	(14)%
Percentage of total net revenues	31%	32%			31%	33%
Asia Pacific/Japan	$226	$216	$10	5%	$441	$447	$(6)	(1)%
Percentage of total net revenues	15%	14%			15%	14%
     Revenues for three months ended October 2, 2009 as compared to the same period last year were up 5% for the Asia Pacific/Japan region, while EMEA declined 5% and the Americas declined 4% whereas revenue declined in all regions during the six months ended October 2, 2009 as compared to the same period last year. The reasons for the changes during the periods above are discussed under “Financial Results and Trends.”
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
Cost of Revenues

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Cost of revenues	$259	$309	$(50)	(16)%	$571	$621	$(50)	(8)%
Gross margin	82%	80%			80%	80%
     Cost of revenues consists primarily of the amortization of acquired product rights, fee-based technical support costs, the costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.
     Cost of revenues decreased for the three and six months ended October 2, 2009 compared to the same periods last year primarily due to a decrease in amortization of acquired product rights related to our acquisition of Veritas.
  Cost of content, subscriptions, and maintenance

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Cost of content, subscriptions, and maintenance	$207	$212	$(5)	(2)%	$416	$431	$(15)	(3)%
As a percentage of related revenue	17%	18%			17%	17%
     Cost of content, subscriptions, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscriptions, and maintenance as a percentage of related revenue remained relatively consistent for the three and six months ended October 2, 2009 as compared to the same periods last year. Decreases in services and distribution costs were partially offset by increases in royalty and technical support costs.

  Cost of licenses

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Cost of licenses	$5	$10	$(5)	(50)%	$10	$18	$(8)	(44)%
As a percentage of related revenue	2%	3%			2%	3%
     Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses remained relatively consistent as a percentage of the related revenue for the three and six months ended October 2, 2009 as compared to the same periods last year.
     Amortization of acquired product rights

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Amortization of acquired product rights	$47	$87	$(40)	(46)%	$145	$172	$(27)	(16)%
Percentage of total net revenues	3%	6%			5%	5%
     Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three and six months ended October 2, 2009 as compared to the same periods last year is primarily due to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarter of our fiscal 2010. This decrease was partially offset for the six months ended October 2, 2009 due to additional amortization from newly acquired product rights that were acquired after the six months ended October 3, 2008.
Operating Expenses
  Operating expenses overview
     As discussed above under “Financial Results and Trends,” our operating expenses for the six months ended October 2, 2009 included 26 weeks of activity as compared to 27 weeks for the same period last year, which had a favorable impact on our operating expenses for the six month year over year periods. Our operating expenses during the three and six months ended October 2, 2009 were also favorably impacted by a stronger U.S. dollar as compared to the same periods last year and by the 2009 restructuring plan discussed below. In addition, our ongoing cost and expense discipline positively contributed to our operating margins for the three and six months ended October 2, 2009.
  Sales and marketing expenses

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Sales and marketing	$576	$597	$(21)	(4)%	$1,135	$1,260	$(125)	(10)%
Percentage of total net revenues	39%	39%			39%	40%
     As a percentage of net revenues, sales and marketing expenses remained relatively consistent for the three and six months ended October 2, 2009 as compared to the same periods last year, largely a result of the items discussed above under “Operating expenses overview.”

  Research and development expenses

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Research and development	$210	$219	$(9)	(4)%	$431	$451	$(20)	(4)%
Percentage of total net revenues	14%	14%			15%	14%
     As a percentage of net revenues, research and development expenses remained relatively consistent for the three and six months ended October 2, 2009 as compared to the same periods last year, largely a result of the items discussed above under “Operating expenses overview.”
     General and administrative expenses

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
General and administrative	$84	$85	$(1)	(1)%	$173	$178	$(5)	(3)%
Percentage of total net revenues	6%	6%			6%	6%
     As a percentage of net revenues, general and administrative expenses remained relatively consistent for the three and six months ended October 2, 2009 as compared to the same periods last year, largely a result of the items discussed above under “Operating expenses overview.”
     Amortization of other purchased intangible assets

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Amortization of other purchased intangible assets	$63	$56	$7	13%	$125	$111	$14	13%
Percentage of total net revenues	4%	4%			4%	4%
     Other purchased intangible assets are comprised of customer bases and tradenames. Amortization for the three and six months ended October 2, 2009 compared to the same periods last year increased as a result of our fiscal 2009 acquisitions. As a percentage of net revenues, amortization of other purchased intangible assets remained relatively consistent.
  Restructuring

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Severance	$11	$5			$29	$16
Facilities	3	4			8	10
Transition, transformation and other costs	11	—			22	—

Restructuring	$25	$9	$16	178%	$59	$26	$33	127%

Percentage of total net revenues	2%	1%			2%	1%
     In connection with the restructuring plans, which we refer to as our 2009 Plan and our 2008 Plan, as described in Note 6 of the Notes to Condensed Consolidated Financial Statements, restructuring charges were $25 million and $59 million for the three and six months ended October 2, 2009 compared to $9 million and $26 million for the three and six months ended October 3, 2008, respectively. The restructuring charges for the three months ended October 2, 2009 primarily consisted of severance charges of $9 million related to the 2008 Plan and business structure changes and transition and transformation costs of $11 million related to the outsourcing of back office functions. The restructuring charges for the three months ended October 3, 2008 primarily consisted of severance charges of $5 million related to the 2008 Plan and $5 million in other costs related to the 2008 Plan mainly consisting of legal fees which were expensed as incurred.

     Total remaining costs for the 2008 Plan are estimated to range from $15 to $40 million. Total remaining costs for the transition and transformation activities associated with outsourcing back office functions are estimated to be approximately $25 million. Total remaining costs for the 2009 Plan are not expected to be material.
     Impairment of assets held for sale

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Impairment of assets	$—	$26	$(26)	(100)%	$3	$26	$(23)	(88)%
     During the three months ended October 3, 2008, we recognized an impairment of $26 million on certain land and buildings classified as held for sale. The impairment was recorded in accordance with authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value less cost to sell.
Non-operating Income and Expense

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Interest income	$1	$12			$3	$30
Interest expense	(31)	(30)			(63)	(63)
Other income (expense), net	2	(9)			8	(9)

Total	$(28)	$(27)	$(1)	(4)%	$(52)	$(42)	$(10)	(24)%

     The decrease in interest income during the three and six months ended October 2, 2009 as compared to the same periods last year is primarily due to a lower average yield on our invested cash and short-term investment balances.
     Interest expense for the three and six months ended October 2, 2009 as compared to the same periods last year remained relatively consistent.
  Provision for income taxes

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Provision for income taxes	$67	$53	$14	26%	$109	$138	$(29)	(21)%
Effective income tax rate	29%	28%			31%	30%
     The effective tax rate was approximately 29% and 28% for the three month periods and 31% and 30% for the six months ended October 2, 2009 and October 3, 2008, respectively. The effective tax rates for both periods reflect the benefits of lower-taxed foreign earnings, domestic manufacturing tax incentives, and research and development credits, offset by state income taxes and non-deductible stock-based compensation. We recognized a $2 million tax benefit in the September 2009 quarter from favorable adjustments of prior year items. As discussed further below, the tax expense for the six months ended October 2, 2009 also includes a $7 million tax expense recorded in the June 2009 quarter related to the U.S. tax treatment of certain stock based compensation. In the September 2008 quarter, we recognized a $7 million tax benefit as a result of an agreement with the IRS on the treatment of a 2005 dividend from a Veritas international subsidiary, and an additional $5 million tax benefit from favorable prior year items, including the retroactive reinstatement of the U.S. federal research and development credit. Further, the tax expense for the six months ended October 3, 2008 included a $5 million tax benefit related to a favorable Irish settlement that was recorded in the June 2008 quarter. The effective tax rate for the three and six months ended October 2, 2009 is otherwise lower than in the three and six months ended October 3, 2008 primarily due to higher benefits from lower-taxed foreign earnings. The increase in the tax expense for the three months ended October 2, 2009 is primarily attributable to higher pre-tax earnings.

     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx, Inc. v. Commissioner, holding that stock-based compensation related to research and development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changes our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the six months ended October 2, 2009.
     On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the March 2007 quarter, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court. There have been no further developments in this case as of October 2, 2009, as we continue to await the decision of the U.S. Tax Court.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we do not currently believe that there is a reasonable possibility of any significant change to our total unrecognized tax benefits within the next twelve months.
  Loss from joint venture

	Three Months Ended				Six Months Ended
	October 2,	October 3,	Change in		October 2,	October 3,	Change in
	2009	2008	$	%	2009	2008	$	%
				($ in millions)
Loss from joint venture	$12	$11	$1	9%	$25	$17	$8	47%
     On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers.
     For the three and six months ended October 2, 2009, we recorded a loss of approximately $12 million and $25 million related to our share of the joint venture’s net loss incurred for the period from April 1, 2009 to June 30, 2009, and the period from January 1, 2009 to June 30, 2009, respectively. For the three and six months ended October 3, 2008, we recorded a loss of approximately $11 million and $17 million related to our share of the joint venture’s net loss for the period from April 1, 2008 to June 30, 2008, and February 5, 2008 to June 30, 2008, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
     We have historically relied on cash flow from operations, borrowings under a credit facility, issuances of convertible notes and equity securities for our liquidity needs. Key sources of cash include earnings from operations and existing cash, cash equivalents, and our revolving credit facility.
     In fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, and amortization and impairments) as well as various other non-financial covenants. As of October 2, 2009, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
     As of October 2, 2009, we had cash and cash equivalents of $2.3 billion and short-term investments of $18 million resulting in a net liquidity position, which is defined as unused availability of the credit facility, cash and cash equivalents and short-term investments, of approximately $3.3 billion.

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
     Line of Credit. There were no borrowings under our credit facility in the six months ended October 2, 2009. In the six months ended October 3, 2008, we repaid the entire $200 million principal amount, plus $3 million of accrued interest, that we borrowed during fiscal 2008 under the credit facility.
     Acquisition-Related. We did not acquire any businesses in the six months ended October 2, 2009. During the six months ended October 3, 2008, we acquired AppStream, SwapDrive and nSuite for an aggregate payment of $187 million, net of cash acquired.
     Convertible Senior Notes. In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes (collectively the “Senior Notes”) due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. During fiscal years 2010 and 2009, we have not repaid any of this debt other than the related interest costs.
     Stock Repurchases. In the six months ended October 2, 2009, we repurchased 16 million shares, or $243 million, of our common stock. In the six months ended October 3, 2008, we repurchased 19 million shares, or $400 million, of our common stock. As of October 2, 2009 we had $57 million remaining under the plan authorized for future repurchases. In addition, subsequent to October 2, 2009 the Board of Directors approved an additional $1 billion for the repurchase of our common stock.
Cash Flows
     The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	October 2,	October 3,
	2009	2008
	(In millions)
Net cash provided by (used in)
Operating activities	$597	$661
Investing activities	69	223
Financing activities	(205)	(417)
  Operating Activities
     Net cash provided by operating activities was $597 million in the first six months of fiscal 2010, which resulted from net income of $223 million adjusted for non-cash items, including depreciation and amortization charges of $446 million and stock-based compensation expense of $85 million, as well as from increased collections of trade accounts receivable of $171 million. These amounts were partially offset by decreases in deferred revenue of $259 million and accrued compensation and benefits of $79 million.
     Net cash provided by operating activities was $661 million in the first six months of fiscal 2009, which resulted from net income of $298 million adjusted for non-cash items, including depreciation and amortization charges of $458 million and stock-based compensation expense of $89 million, as well as from increased collection of trade accounts receivable of $100 million and net receipt of litigation settlements of $58.5 million which are included in the change in other assets and other liabilities. These amounts were partially offset by a decrease in accrued compensation and benefits of $82 million due to the payment of commissions and a decrease in deferred revenue of $229 million as deferred revenue amortization seasonally outpaced new deferrals.
  Investing Activities
     Net cash provided by investing activities of $69 million in the first six months of fiscal 2010 was due to net proceeds from the sale of available-for-sale securities of $187 million, partially offset by $108 million paid for capital expenditures and $16 million paid for an equity investment.
     Net cash provided by investing activities of $223 million in the first six months of fiscal 2009 was due to net proceeds from the sale of available-for-sale securities of $495 million in preparation for the acquisitions of MessageLabs and PC Tools which were completed in the third quarter of fiscal 2009. These amounts were partially offset by $187 million paid for acquisitions and $125 million paid for capital expenditures.

  Financing Activities
     Net cash used in financing activities of $205 million in the first six months of fiscal 2010 was due to repurchases of common stock of $243 million, partially offset by net proceeds from sales of common stock through employee stock plans of $54 million.
     Net cash used in financing activities of $417 million in the first six months of fiscal 2009 was due to repurchases of common stock of $400 million and the repayment of short-term borrowing of $200 million. These amounts were partially offset by net proceeds from sales of common stock through employee stock plans of $186 million.
Contractual Obligations
     There have been no significant changes in our contractual obligations as of October 2, 2009, as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in our market risk exposures during the six months ended October 2, 2009, as compared to the market risk exposures disclosed in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information with respect to this Item may be found in Note 7 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors
     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. There have been no material changes in our risks from such description.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock repurchases during the three months ended October 2, 2009 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			as Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
	(In millions except per share data)
July 4, 2009 to July 31, 2009	—	$—	—	$177
August 1, 2009 to August 28, 2009	7	$15.25	7	$75
August 29, 2009 to October 2, 2009	1	$15.06	1	$57

Total	8	$15.22	8

     For information with regard to our stock repurchase programs, including programs in effect during the period covered by this report, see Note 8 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
          We held our Annual Meeting of Stockholders on September 23, 2009. At the meeting, our stockholders voted on the three proposals described below. All ten of our board nominees were elected under Proposal 1, and Proposals 2 and 3 were also approved. Our stockholders casted their votes as follows:
          Proposal 1: To elect ten directors to our Board of Directors, each to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal:

Nominee	For	Withheld
John W. Thompson	688,738,943	17,957,890
Michael A. Brown	694,475,376	12,221,457
William T. Coleman	694,647,473	12,049,361
Frank E. Dangeard	684,350,620	22,346,213
Geraldine B. Laybourne	694,043,914	12,652,919
David L. Mahoney	694,640,862	12,055,971
Robert S. Miller	651,495,256	55,201,577
Enrique Salem	695,694,641	11,002,192
Daniel H. Schulman	691,538,241	15,158,593
V. Paul Unruh	695,093,385	11,603,448
          Proposal 2: To ratify the selection of KPMG LLP as Symantec’s independent registered public accounting firm for the 2010 fiscal year:

For	Against	Abstain
698,235,779	6,004,818	2,456,235
          Proposal 3: A stockholder proposal regarding the right to call special stockholder meetings:

For	Against	Abstain
339,258,591	279,565,407	3,445,942

Item 6. Exhibits

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
3.01		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation					X

10.01	*	Employment Agreement, dated as of September 23, 2009, by and between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	†
The following materials from Symantec Corporation’s Quarterly Report on Form 10-Q for the period ended October 2, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: November 4, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
3.01		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation					X

10.01	*	Employment Agreement, dated as of September 23, 2009, by and between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	†
The following materials from Symantec Corporation’s Quarterly Report on Form 10-Q for the period ended October 2, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.