Form 10-Q
period 2010-01-01
SYMANTEC CORP
filed 2010-02-05
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 1, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from            to
Commission File Number 000-17781
Symantec Corporation
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. employer Identification no.)

350 Ellis Street, Mountain View, California (Address of principal executive offices)	94043 (Zip Code)
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 29, 2010: 806,239,036 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended January 1, 2010

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of January 1, 2010 and April 3, 2009	3
	Condensed Consolidated Statements of Operations for the three and nine months ended January 1, 2010 and January 2, 2009	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended January 1, 2010 and January 2, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	36
Signatures		37
EX-10.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 1,	April 3,
	2010	2009
	(Unaudited)	*
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,593	$1,793
Short-term investments	18	199
Trade accounts receivable, net	901	837
Inventories	24	27
Deferred income taxes	184	163
Other current assets	224	278

Total current assets	3,944	3,297
Property and equipment, net	990	973
Intangible assets, net	1,282	1,639
Goodwill	4,606	4,561
Investment in joint venture	60	97
Other long-term assets	67	71

Total assets	$10,949	$10,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198	$190
Accrued compensation and benefits	362	374
Deferred revenue	2,680	2,644
Income taxes payable	27	44
Other current liabilities	333	261

Total current liabilities	3,600	3,513
Convertible senior notes	1,844	1,766
Long-term deferred revenue	369	419
Long-term deferred tax liabilities	178	181
Long-term income taxes payable	487	522
Other long-term liabilities	51	90

Total liabilities	6,529	6,491
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	9,061	9,289
Accumulated other comprehensive income	151	186
Accumulated deficit	(4,800)	(5,336)

Total stockholders’ equity	4,420	4,147

Total liabilities and stockholders’ equity	$10,949	$10,638

*	Derived from audited financials, as adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Notes 1 and 4 for further details.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009*	2010	2009*
	(Unaudited)
	(In millions, except per share data)

Net revenue:
Content, subscription, and maintenance	$1,292	$1,197	$3,755	$3,669
License	256	317	699	1,013

Total net revenue	1,548	1,514	4,454	4,682
Cost of revenue:
Content, subscription, and maintenance	208	200	624	631
License	6	9	16	27
Amortization of acquired product rights	44	90	189	262

Total cost of revenue	258	299	829	920

Gross profit	1,290	1,215	3,625	3,762
Operating expenses:
Sales and marketing	635	581	1,770	1,841
Research and development	210	194	641	645
General and administrative	92	83	265	261
Amortization of other purchased intangible assets	61	60	186	171
Restructuring	5	47	64	73
Impairment of goodwill	—	7,006	—	7,006
Loss and impairment of assets held for sale	10	17	13	43

Total operating expenses	1,013	7,988	2,939	10,040

Operating income (loss)	277	(6,773)	686	(6,278)
Interest income	1	5	4	35
Interest expense	(33)	(31)	(96)	(94)
Other income, net	44	17	52	8

Income (loss) before income taxes and loss from joint venture	289	(6,782)	646	(6,329)
(Benefit) provision for income taxes	(23)	22	86	160
Loss from joint venture	12	16	37	33

Net income (loss)	$300	$(6,820)	$523	$(6,522)

Net income (loss) per share — basic	$0.37	$(8.25)	$0.64	$(7.81)
Net income (loss) per share — diluted	$0.37	$(8.25)	$0.64	$(7.81)
Weighted-average shares outstanding — basic	809	827	812	835
Weighted-average shares outstanding — diluted	819	827	822	835

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Notes 1 and 4 for further details.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 1,	January 2,
	2010	2009 *
	(In millions)
	(Unaudited)
OPERATING ACTIVITIES:
Net income (loss)	$523	$(6,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	563	625
Amortization of discount on convertible senior notes	77	72
Stock-based compensation expense	124	123
Loss and impairment of assets held for sale	13	43
Deferred income taxes	(3)	(81)
Income tax benefit from the exercise of stock options	6	17
Excess income tax benefit from the exercise of stock options	(10)	(16)
Loss from joint venture	37	33
Impairment of goodwill	—	7,006
Net (gain) loss on legal liquidation of foreign entities	(46)	5
Other	1	11
Net change in assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable, net	(47)	(157)
Inventories	4	6
Accounts payable	(42)	(20)
Accrued compensation and benefits	(24)	(45)
Deferred revenue	(95)	(49)
Income taxes payable	(118)	(17)
Other assets	4	68
Other liabilities	23	(38)

Net cash provided by operating activities	990	1,064
INVESTING ACTIVITIES:
Purchase of property and equipment	(149)	(215)
Proceeds from sale of property and equipment	45	40
Cash payments for business acquistions, net of cash acquired	(16)	(1,045)
Purchase of equity investment	(16)	—
Purchases of available-for-sale securities	(2)	(223)
Proceeds from sales of available-for-sale securities	190	679

Net cash provided by (used in) investing activities	52	(764)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	73	189
Excess income tax benefit from the exercise of stock options	10	16
Tax payments related to restricted stock issuance	(19)	(15)
Repurchase of common stock	(364)	(600)
Repayment of short-term borrowing	—	(200)
Repayment of other long-term liability	(4)	(6)

Net cash used in financing activities	(304)	(616)
Effect of exchange rate fluctuations on cash and cash equivalents	62	(125)

Increase (decrease) in cash and cash equivalents	800	(441)
Beginning cash and cash equivalents	1,793	1,890

Ending cash and cash equivalents	$2,593	$1,449

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Notes 1 and 4 for further details.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” and “our” refer to Symantec Corporation and all of its subsidiaries) as of January 1, 2010 and April 3, 2009, and for the three and nine months ended January 1, 2010 and January 2, 2009, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated balance sheet as of April 3, 2009 has been derived from our annual consolidated financial statements, as adjusted for the retrospective adoption of new authoritative guidance on accounting for convertible debt instruments. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. The results of operations for the three and nine months ended January 1, 2010 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.
Fiscal Year End
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended January 1, 2010 and January 2, 2009 both consisted of 13 weeks. The nine months ended January 1, 2010 consisted of 39 weeks, whereas the nine months ended January 2, 2009 consisted of 40 weeks. Our 2010 fiscal year consists of 52 weeks and ends on April 2, 2010.
Significant Accounting Policies
     There have been no changes in our significant accounting policies for the nine months ended January 1, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. As of April 4, 2009, we also adopted new authoritative guidance on convertible debt instruments. See Note 4 for further details.
Financial Instruments
     The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
     Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recognized at fair value. As of January 1, 2010, our cash equivalents consisted of $1.8 billion in money market funds and $210 million in bank securities and deposits. As of April 3, 2009, our cash equivalents consisted of $389 million in money market funds, $474 million in bank securities and deposits, and $479 million in government securities.
     Short-Term Investments. Short-term investments consist of marketable debt or equity securities that are classified as available-for-sale and recognized at fair value. The determination of fair value is further detailed in Note 2. Our portfolios consist of (1) debt securities which include asset-backed securities, corporate securities and government securities, and (2) marketable equity securities. As of January 1, 2010, our asset-backed securities contractually mature after 10 years and corporate securities contractually mature within three years. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.
     Unrealized gains and losses, net of tax, and other-than-temporary impairments are included in Accumulated other comprehensive income. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale debt securities are included in Other income, net. We use the specific-identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

     Equity Investments. During the first quarter of fiscal 2010, we made an equity investment in a privately held company whose business is complementary to our business. This investment is accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over this company. The investment is included in Other long-term assets. We assess the recoverability of this investment by reviewing various indicators of impairment and determine the fair value of this investment by performing a discounted cash flow analysis of estimated future cash flows. If a decline in value is determined to be other-than-temporary, impairment would be recognized and included in Other income, net. As of January 1, 2010 and April 3, 2009, we held equity investments in privately-held companies of $17 million and $3 million, respectively. Other-than-temporary impairments related to these investments were not material for the periods presented.
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
     Convertible Senior Notes, Note Hedges and Revolving Credit Facility. Our convertible senior notes are recorded at cost based upon par value at issuance less a discount for the estimated value of the equity component of the notes, which is amortized through maturity as additional non-cash interest expense. See Note 4 for further details. Debt issuance costs were recorded in Other long-term assets and are being amortized to Interest expense using the effective interest method over five years for the 0.75% Notes and seven years for the 1.00% Notes. In conjunction with the issuance of the notes, we obtained hedges which would provide us with the option to purchase additional common shares at a fixed price after conversion. The cost incurred in connection with the note hedge transactions, net of the related tax benefit, and the proceeds from the sale of warrants, was included as a net reduction in Additional paid-in capital. Borrowings under our $1 billion senior unsecured revolving credit facility are recognized at cost plus accrued interest based upon stated interest rates.
Property and Equipment
Property and equipment consisted of the following:

	As of
	January 1,	April 3,
	2010	2009
	(In millions)
Computer hardware and software	$1,203	$1,041
Office furniture and equipment	205	201
Buildings	482	483
Leasehold improvements	278	247

	2,168	1,972

Less: accumulated depreciation and amortization	(1,257)	(1,077)

	911	895
Land	79	78

Property and equipment, net	$990	$973

Comprehensive Income (Loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions)
Net income (loss)	$300	$(6,820)	$523	$(6,522)
Foreign currency translation adjustments:
Translation adjustments arising during the period	23	(28)	7	(9)
Less: reclassification adjustment for (gain) loss included in net income (loss)	(43)	—	(46)	5

Net foreign currency translation adjustment	(20)	(28)	(39)	(4)
Unrealized gain (loss) on available-for-sale securities	1	(1)	4	(2)

Other comprehensive loss	(19)	(29)	(35)	(6)

Comprehensive income (loss)	$281	$(6,849)	$488	$(6,528)

Subsequent Events Evaluation
     Management has reviewed and evaluated material subsequent events from the balance sheet date of January 1, 2010 through the financial statement issuance date of February 5, 2010.
Recently Issued Authoritative Guidance
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative literature for arrangements that include both software and tangible products. This guidance excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We expect to adopt the standards for our fiscal 2010 and we do not expect that the adoption will have a material impact to our financial results. See Note 6 for further details regarding the impact of these standards on our joint venture.
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
Note 2. Fair Value Measurements
     We measure assets and liabilities at fair value based on exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
Assets Measured and Recorded at Fair Value on a Recurring Basis
     The following table summarizes our assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of January 1, 2010				As of April 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents:
Money market funds	$1,777	$—	$—	$1,777	$389	$—	$—	$389
Bank securities and deposits	—	210	—	210	—	474	—	474
Government securities	—	—	—	—	—	479	—	479

Total cash equivalents	1,777	210	—	1,987	389	953	—	1,342
Short-term investments:
Asset-backed securities	—	9	—	9	—	13	—	13
Corporate securities	—	4	—	4	—	8	—	8
Government securities	—	—	—	—	—	175	—	175
Marketable equity securities	5	—	—	5	3	—	—	3

Total short-term investments	5	13	—	18	3	196	—	199

Total	$1,782	$223	$—	$2,005	$392	$1,149	$—	$1,541

     Level 2 fixed income available-for-sale securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.
Assets Measured and Recorded at Fair Value on a Nonrecurring Basis
     The following table summarizes our assets measured at fair value on a nonrecurring basis, by level, within the fair value hierarchy:

					Impairment	Impairment
					Three Months	Nine Months
	January 1,				Ended	Ended
	2010	Level 1	Level 2	Level 3	January 1, 2010	January 1, 2010
(In millions)
Assets held for sale	$4	$—	$4	$—	$—	$(3)
     As part of our ongoing review of our real estate holdings, we determined that certain properties were underutilized. As a result, we committed to sell properties with a total estimated fair value, less costs to sell, of approximately $4 million and $59 million as of January 1, 2010 and April 3, 2009, respectively. Assets held for sale were written down during the nine months ended January 1, 2010 and January 2, 2009 to reflect fair value less estimated costs to sell. The fair value measurements were based on recent offers made by third parties to purchase the properties or by valuation appraisals. Assets held for sale are included in Other current assets. We sold a property for $42 million, which resulted in a loss of $10 million recorded during the three and nine months ended January 1, 2010. We expect the sale of the remaining property to be completed by the end of the second quarter of fiscal 2011.

Note 3. Investments
     The following table summarizes our available-for-sale investments:

	As of January 1, 2010				As of April 3, 2009
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)
Asset-backed securities	$10	$—	$(1)	$9	$15	$—	$(2)	$13
Corporate securities	4	—	—	4	8	—	—	8
Government securities	—	—	—	—	175	—	—	175
Marketable equity securities	2	3	—	5	2	1	—	3

Total	$16	$3	$(1)	$18	$200	$1	$(2)	$199

     The following table provides the gross unrealized losses and the fair market value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of January 1, 2010						As of April 3, 2009
	Less than 12		12 Months or				Less than 12		12 Months or
	Months		Greater		Total		Months		Greater		Total
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
(In millions)
Asset-backed securities	$—	$—	$1	$7	$1	$7	$—	$—	$2	$13	$2	$13
     Proceeds from sales, maturities, and principal pay downs related to available-for-sale securities were $1 million and $11 million primarily from asset-backed securities for the three months ended January 1, 2010 and January 2, 2009, respectively. Proceeds from sales, maturities, and principal pay downs related to available-for-sale securities were $190 million primarily from government securities and $679 million primarily from asset-backed securities for the nine months ended January 1, 2010 and January 2, 2009, respectively. Gross realized losses on these sales were not material for the same periods.
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
     Upon adoption of the new authoritative guidance on convertible debt instruments and effective as of the issuance date of the Senior Notes, we recorded $586 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 6.78% at the time of issuance and the coupon rate of the Senior Notes. This debt discount, recorded in additional paid-in capital, is amortized as additional non-cash interest expense over the contractual terms of the Senior Notes using the effective interest method. In addition, we allocated $9 million of the issuance costs to the equity component of the Senior Notes and the remaining $24 million of the issuance costs to the debt component of the Senior Notes. The issuance costs were allocated pro rata based on the relative carrying amounts of the debt and equity components. The $24 million of debt issuance costs allocated to the debt component is amortized as interest expense over the respective contractual terms of the Senior Notes using the effective interest method. Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. As of January 1, 2010, the remaining weighted-average amortization period of the discount and debt issuance costs is approximately 3 years and the if-converted value of the Senior Notes does not exceed the principal amount of the Senior Notes.

     The following table summarizes information regarding the equity and liability components of the Senior Notes:

	As of
	January 1,	April 3,
	2010	2009
	As Adjusted
	(In millions)
Equity component	$586	$586

Principal amount	$2,100	$2,100
Unamortized discount	(256)	(334)

Liability component	$1,844	$1,766

     The effective interest rate, contractual interest expense and amortization of debt discount for the Senior Notes for the three and nine months ended January 1, 2010 and January 2, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
		As Adjusted		As Adjusted
		($ in millions)
Effective interest rate	6.78%	6.78%	6.78%	6.78%
Interest expense — contractual	$5	$5	$15	$15
Interest expense — amortization of debt discount	$26	$24	$77	$72
     The retrospective adoption of this guidance resulted in the following adjustments to our Condensed Consolidated Balance Sheet as of April 3, 2009:

	As of April 3, 2009
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions)
Current assets	$3,301	$(4	)(1)	$3,297
Property and equipment, net	973			973
Intangible assets, net	1,639			1,639
Goodwill	4,561			4,561
Investment in joint venture	97			97
Other long-term assets	75	(4	)(2)	71

Total assets	$10,646	$(8)		$10,638

Current liabilities	$3,513	$—		$3,513
Convertible senior notes	2,100	(334	)(3)	1,766
Long-term deferred revenue	419			419
Long-term deferred tax liabilities	54	127	(4)	181
Long-term income taxes payable	522			522
Other long-term liabilities	90			90

Total liabilities	6,698	(207)		6,491

Common stock	8	—		8
Additional paid-in capital	8,941	348	(5)	9,289
Accumulated other comprehensive income	186			186
Accumulated deficit	(5,187)	(149	)(6)	(5,336)

Total stockholders’ equity	3,948	199		4,147

Total liabilities and stockholders’ equity	$10,646	$(8)		$10,638

     The retrospective adoption of this guidance resulted in the following adjustments to our Condensed Consolidated Statements of Operations for the three and nine months ended January 2, 2009:

	Three Months Ended January 2, 2009
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions, except per share data)

Total net revenue	$1,514	$—		$1,514
Costs and expenses	8,287	—		8,287

Operating loss	(6,773)	—		(6,773)

Interest income	5	—		5
Interest expense	(7)	(24	)(7)	(31)
Other income, net	17	—		17

Loss before income taxes and loss from joint venture	(6,758)	(24)		(6,782)
Provision for income taxes	32	(10	)(8)	22
Loss from joint venture	16	—		16

Net loss	$(6,806)	$(14)		$(6,820)

Net loss per share — basic	$(8.23)	$(0.02)		$(8.25)
Net loss per share — diluted	$(8.23)	$(0.02)		$(8.25)

	Nine Months Ended January 2, 2009
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions, except per share data)

Total net revenue	$4,682	$—		$4,682
Costs and expenses	10,960	—		10,960

Operating loss	(6,278)	—		(6,278)

Interest income	35	—		35
Interest expense	(23)	(71	)(7)	(94)
Other income, net	8	—		8

Loss before income taxes and loss from joint venture	(6,258)	(71)		(6,329)
Provision for income taxes	189	(29	)(8)	160
Loss from joint venture	33	—		33

Net loss	$(6,480)	$(42)		$(6,522)

Net loss per share — basic	$(7.76)	$(0.05)		$(7.81)
Net loss per share — diluted	$(7.76)	$(0.05)		$(7.81)

(1)	This amount represents the cumulative adjustments to the current portion of the debt issuance costs associated with the Senior Notes.

(2)	This amount represents the cumulative adjustments to the long-term portion of the debt issuance costs associated with the Senior Notes.

(3)	This amount represents the remaining unamortized debt discount on the Senior Notes.

(4)	This amount represents the long-term deferred income tax impact of the reduction in the book basis, with no corresponding reduction in the tax basis, of the Senior Notes.

(5)	This amount represents the equity component of the Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of the debt discount.

(6)	This amount represents the cumulative Net income impact of the amortization of the debt discount, recognized as additional non-cash interest expense, and the associated tax adjustments since inception of the Senior Notes.

(7)	These amounts represent the amortization of the debt discount, recognized as additional non-cash interest expense, net of the decrease in interest expense associated with the debt issuance costs.

(8)	These amounts represent the tax effect of the amortization of the debt discount and debt issuance costs.

     The retrospective adoption of this guidance does not affect our balance of Cash and cash equivalents and as a result did not change net cash flows from operating, investing or financing activities in our Condensed Consolidated Statement of Cash Flows for the nine months ended January 2, 2009.
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
Note 5. Goodwill and Intangible Assets
Goodwill
Goodwill is allocated by operating segment as follows:

		Security and	Storage and Server
	Consumer	Compliance	Management	Services	Total
	(In millions)
Balance as of April 3, 2009	$356	$1,355	$2,457	$393	$4,561
Operating segment reclassification (1) (3)	—	193	191	(384)	—
Goodwill acquired through business combination	—	14	—	—	14
Goodwill adjustments (2)	10	11	—	10	31

Balance as of January 1, 2010	$366	$1,573	$2,648	$19	$4,606

(1)	During the first quarter of fiscal 2010, we modified our segment reporting structure to more readily match our operating structure. Refer to Note 10 for further discussion on segment information.

(2)	Adjustments made to goodwill reflect the finalization of purchase price, foreign currency exchange rate, and tax adjustments related to prior acquisitions that were accounted for under the prior authoritative guidance on business combinations.

(3)	During the period ended January 1, 2010, we revised an allocation of goodwill related to the Services, Security & Compliance and the Storage and Server Management segments as a result of the modification of our segment reporting structure that we completed in the first quarter of fiscal 2010. See Note 10 for further information. This revised allocation was to appropriately classify the Software-as-a-Service reporting unit’s goodwill into the Security and Compliance and the Storage and Server Management segments, and the Enterprise Vault products goodwill into the Storage and Server Management segment. This revision is effective as of July 3, 2009. The result of this reallocation was to increase goodwill by $90 million in the Security and Compliance segment, increase goodwill by $189 million in the Storage and Server Management segment and decrease goodwill by $279 million in the Services segment.
     We apply a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis on the first day of the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of January 1, 2010, no indicators of impairment were identified.

Intangible assets, net

	As of January 1, 2010
	Gross			Weighted-Average
	Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In millions)
Customer relationships	$1,841	$(919)	$922	4 years
Developed technology	1,779	(1,562)	217	1 year
Definite-lived tradenames	130	(66)	64	5 years
Patents	76	(52)	24	3 years
Indefinite-lived tradenames	55	—	55	Indefinite

Total	$3,881	$(2,599)	$1,282	3 years

	As of April 3, 2009
	Gross			Weighted-Average
	Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	(In millions)
Customer relationships	$1,830	$(745)	$1,085	5 years
Developed technology	1,785	(1,390)	395	1 year
Definite-lived tradenames	130	(54)	76	6 years
Patents	76	(46)	30	4 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,874	$(2,235)	$1,639	3 years

     During the three months ended January 1, 2010 and January 2, 2009, total amortization expense for intangible assets was $105 million and $150 million, respectively. During the nine months ended January 1, 2010 and January 2, 2009, total amortization expense for intangible assets was $375 million and $433 million, respectively.
     Total future amortization expense for intangible assets that have definite lives, based on our existing intangible assets and their current estimated useful lives as of January 1, 2010, is estimated as follows (in millions):

Remainder of fiscal 2010	$105
2011	339
2012	296
2013	263
2014	119
Thereafter	105

Total	$1,227

Note 6. Investment in Joint Venture
     On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. For the three and nine months ended January 1, 2010, we recorded a loss of $12 million and $37 million, respectively, related to our share of the joint venture’s net loss, including the amortization of the basis difference, for the joint venture’s period ended September 30, 2009. This loss is included in Loss from joint venture. The carrying value of our investment in the joint venture as of January 1, 2010 was $60 million.
     In October 2009, the FASB issued new authoritative literature that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative literature for arrangements that include both software and tangible products. This guidance excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis.
     The joint venture adopted new authoritative guidance on revenue arrangements with multiple deliverables during its period ended December 31, 2009, which was applied to the beginning of its fiscal year. The expected impact of adopting the new authoritative guidance on the joint venture’s financial statements will be a decrease in its net loss of approximately $21 million to $24 million for its fiscal year ended December 31, 2009. We expect to include our proportionate share of the decrease in net loss of approximately $10 million to $12 million in our Annual Report on Form 10-K for our fiscal year ending April 2, 2010. Approximately $1 million to $2 million of the decrease in net loss will impact our fiscal fourth quarter.
Note 7. Restructuring
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
     Charges for restructuring costs were $5 million and $47 million for the three months ended January 1, 2010 and January 2, 2009, respectively, and $64 million and $73 million for the nine months ended January 1, 2010 and January 2, 2009, respectively. These amounts include Transition, transformation, and related other costs of $1 million and $24 million for the three and nine months ended January 1, 2010, respectively. There were no Transition, transformation, and related other costs in the prior year. Transition and transformation related activities are expected to be substantially completed by the end of the second quarter in fiscal 2011. Total remaining costs for transition and transformation activities are estimated to be approximately $20 million to $25 million.
2009 Restructuring Plan (“2009 Plan”)
     In the third quarter of fiscal 2009, management approved and initiated the following restructuring events to:
•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in fiscal 2009 and was substantially completed in fiscal 2010.

•	Corporate headquarters relocation. This action was initiated and substantially completed in fiscal 2010. This includes the cost of relocating our employees to the new headquarters. The loss on the sale of our previous headquarters is recorded in our Condensed Consolidated Statement of Operations in the line entitled Loss and impairment of assets held for sale.
2008 Restructuring Plan (“2008 Plan”)
     In the third quarter of fiscal 2008, management approved and initiated the following restructuring events to:
•	Reduce operating costs through a worldwide headcount reduction. This action was initiated and substantially completed in fiscal 2008.

•	Reduce operating costs, implement management structure changes, optimize the business structure and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and are expected to be substantially completed by the end of the second quarter in fiscal 2011. Total remaining costs for this component are estimated to range from $10 million to $20 million.

•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the beginning of fiscal 2009 and are expected to be substantially completed by the end of the second quarter in fiscal 2011. Total remaining costs for severance and benefits are expected to range from $5 million to $10 million.
Acquisition-Related Restructuring Plans
     As a result of business acquisitions, management may deem certain job functions to be redundant and facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our integration efforts. For acquisitions made prior to fiscal 2010, such restructuring-related costs have generally been adjusted to goodwill to reflect changes in the purchase price of the respective acquisition. With the adoption of new authoritative guidance on business combinations, restructuring charges related to our business acquisitions starting in fiscal 2010 will be expensed in our Condensed Consolidated Statements of Operations. As of January 1, 2010, acquisition-related restructuring liabilities, primarily related to excess facility obligations at several locations around the world, are expected to be paid between fiscal 2010 and fiscal 2018 when their respective lease terms end.

     Restructuring Summary

	Restructuring Liability
		Costs,			Cumulative
	April 3,	Net of	Cash	January 1,	Incurred to
	2009	Adjustments(1)	Payments	2010	Date
	(In millions)
2009 Restructuring Plan:
Severance	$3	$1	$(3)	$1	$41
2008 Restructuring Plan:
Severance	7	30	(32)	5	94
Acquisition-related Restructuring Plans:
Severance	1	1	(1)	1	2
Facilities	16	8	(10)	14	55

Total	$27	$40	$(46)	$21

Transition, transformation and other costs		24			45

Total Restructuring Charges		$64

Balance Sheet:
Other current liabilities	$21			$10
Other long-term liabilities	6			11

	$27			$21

(1)	Total net adjustments or reversals were not material for the nine months of fiscal 2010.
Note 8. Litigation
     For a discussion of our pending tax litigation with the Internal Revenue Service relating to the 2000 and 2001 tax years of Veritas, see Note 12.
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
Note 9. Stock Repurchases
     The following table summarizes our stock repurchases:

	Three Months Ended	Nine Months Ended
	January 1, 2010	January 1, 2010
	(In millions, except per share data)
Total number of shares repurchased	7	23
Dollar amount of shares repurchased	$121	$364
Average price paid per share	$17.76	$16.12
Range of price paid per share	$17.27 to 18.29	$14.14 to 18.29
     We have had stock repurchase programs in effect since fiscal 2001 and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004. Our current program was authorized by our Board of Directors on October 27, 2009 to repurchase up to

$1 billion of our common stock. This program does not have an expiration date, and as of January 1, 2010, $936 million remained authorized for future repurchases.
Note 10. Segment Information
     During the first quarter of fiscal 2010, we modified our segment reporting structure to more readily match our operating structure. The following modifications were made to our segment reporting structure: (i) Enterprise Vault products moved to the Storage and Server Management segment from the Security and Compliance segment; and (ii) Software-as-a-Service (“SaaS”) offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. There were no changes to the Consumer or Other segments. The new reporting structure more directly aligns the operating segments with our markets and customers, and we believe it will establish more direct lines of reporting responsibilities, expedite decision making, and enhance the ability to pursue product integration and strategic growth opportunities. Data shown from the prior periods has been reclassified to match the current reporting structure. As of January 1, 2010, our five operating segments are:
•	Consumer. Our Consumer segment focuses on delivering our Internet security, PC tune-up, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, and data loss prevention solutions. These products allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers. We also provide our customers with services delivered through our SaaS security offerings.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium and small-sized businesses with storage and server management, backup, archiving, and data protection solutions across heterogeneous storage and server platforms, as well as services delivered through our SaaS offerings.

•	Services. Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, education, and managed security services.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.
     Our reportable segments are the same as our operating segments. The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009 and have not changed as of January 1, 2010. There were no intersegment sales for the three and nine months ended January 1, 2010.

Segment information
     The following table summarizes our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
	($ in millions)
Three months ended January 1, 2010:
Net revenue	$478	$369	$594	$107	$—	$1,548
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	206	104	289	11	(333)	277
Operating margin of segment	43%	28%	49%	10%	*
Three months ended January 2, 2009:
Net revenue	$432	$354	$621	$107	$—	$1,514
Percentage of total net revenue	29%	23%	41%	7%	0%	100%
Operating income (loss)	224	119	283	15	(7,414)	(6,773)
Operating margin of segment	52%	34%	46%	14%	*

Nine months ended January 1, 2010:
Net revenue	$1,388	$1,050	$1,710	$306	$—	$4,454
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	645	271	825	30	(1,085)	686
Operating margin of segment	46%	26%	48%	10%	*
Nine months ended January 2, 2009:
Net revenue	$1,341	$1,102	$1,907	$331	$1	$4,682
Percentage of total net revenue	29%	23%	41%	7%	0%	100%
Operating income (loss)	734	335	816	22	(8,185)	(6,278)
Operating margin of segment	55%	30%	43%	7%	*

*	Percentage not meaningful
Note 11. Stock-based Compensation
     The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the following periods:

	Three Months Ended		Nine Months Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions, except per share data)
Cost of revenue — Content, subscriptions, and maintenance	$4	$2	$11	$9
Cost of revenue — Licenses	—	1	2	2
Sales and marketing	16	15	48	52
Research and development	13	11	42	38
General and administrative	6	5	21	22

Total stock-based compensation expense	39	34	124	123
Tax benefit associated with stock-based compensation expense	10	9	33	34

Net effect of stock-based compensation expense on operations	$29	$25	$91	$89

Net effect of stock-based compensation expense on earnings per share — basic	$0.04	$0.03	$0.11	$0.11

Net effect of stock-based compensation expense on earnings per share — diluted	$0.04	$0.03	$0.11	$0.11

     As of January 1, 2010, total unrecognized compensation expense adjusted for estimated forfeitures related to unvested stock options and Restricted Stock Units (“RSUs”), was $54 million and $147 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2 years for stock options and 3 years for RSUs.
     The weighted-average fair value per stock option granted during the nine months ended January 1, 2010 and January 2, 2009 was $5.15 and $5.29, respectively. The total intrinsic value of options exercised during the nine months ended January 1, 2010 and January 2, 2009, including assumed options, was $48 million and $101 million, respectively.
     The weighted-average fair value per RSUs granted during the nine months ended January 1, 2010 and January 2, 2009 was $15.45 and $19.67, respectively. The fair value of RSUs granted for the nine months ended January 1, 2010 and January 2, 2009, was

$155 million and $186 million, respectively. The total fair value of RSUs that vested during the nine months ended January 1, 2010 and January 2, 2009, including assumed RSUs, was $68 million and $50 million, respectively.
     During the nine months ended January 1, 2010, we granted 93,992 Restricted Stock Awards (“RSAs”) to members of our board of directors. Each RSA had a fair value of $15.32 and vested immediately upon grant. As a result, we recorded $1 million of stock-based compensation expense for these RSAs during the nine months ended January 1, 2010.
Note 12. Income Taxes
     The effective tax rate was approximately (8)% and (0.3)% for the three months ended January 1, 2010 and January 2, 2009, respectively, and 13% and (3)% for the nine months ended January 1, 2010 and January 2, 2009, respectively.
     The tax expense for the three and nine months ended January 1, 2010 was significantly reduced by the following benefits recognized in the third quarter of fiscal 2010: (1) $78.5 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below), (2) $9 million tax benefit from the reduction of our valuation allowance for certain deferred tax assets, and (3) $5 million benefit to adjust taxes provided in prior periods. The change in the valuation allowance follows discussions with Irish Revenue in the quarter, the result of which accelerates the timing of the use of certain Irish tax loss carryforwards in the future. The tax expense for the nine months ended January 1, 2010 is otherwise increased by a $7 million tax expense recognized in the first quarter of fiscal 2010 as a result of the May 2009 Ninth Circuit Court of Appeals decision in Xilinx v. Commissioner (see further discussion below). The tax expense for the three and nine months ended January 2, 2009 was materially impacted by the inclusion of a $44 million tax benefit associated with the $7.0 billion impairment of goodwill in the third quarter of fiscal 2009.
     The provision for the three and nine months ended January 1, 2010 otherwise reflects a forecast tax rate of 31%. The provision for the three and nine months ended January 2, 2009 otherwise reflected a forecast tax rate of 35%. The forecast tax rates for all periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits, partially offset by state income taxes and non-deductible stock based compensation. The forecast tax rate in fiscal 2010 is lower than in fiscal 2009 primarily due to higher benefits from low-taxed foreign earnings.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related to research and development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changes our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. We will monitor any further actions by the Ninth Circuit over the balance of the fourth quarter of fiscal 2010 in assessing the need to adjust our liability for unrecognized tax benefits. Accordingly, we believe that there is a reasonable possibility of a $37 million change to our total unrecognized tax benefits within the next twelve months.
     On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the fourth quarter of fiscal 2007, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.
     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its offshore subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $78.5 million tax benefit in the third quarter in fiscal 2010. Final computations as directed by the Ruling are not complete and, accordingly, we may make further adjustments to our tax liability in the future. The Tax Court ruling is subject to appeal. We have $110 million on deposit with the IRS pertaining to this matter. We do not anticipate making any further federal tax payments for these years.

     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010, we filed a protest with the IRS in connection with the $80 million of tax assessed.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Note 13. Earnings per Share
     The components of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions, except per share data)
Net income (loss) per share — basic:
Net income (loss)	$300	$(6,820)	$523	$(6,522)

Net income (loss) per share — basic	$0.37	$(8.25)	$0.64	$(7.81)
Weighted average outstanding common shares	809	827	812	835
Net income (loss) per share — diluted:
Net income (loss)	$300	$(6.820)	$523	$(6,522)

Net income (loss) per share — diluted	$0.37	$(8.25)	$0.64	$(7.81)
Weighted average outstanding common shares	809	827	812	835
Shares issuable from assumed exercise of options	7	—	7	—
Dilutive impact of restricted stock and restricted stock units	3	—	3	—

Total weighted-average shares outstanding — diluted	819	827	822	835

     We excluded 46 million and 70 million weighted-average stock options for the three months ended January 1, 2010 and January 2, 2009, respectively, and 50 million and 61 million weighted-average stock options for the nine months ended January 1, 2010 and January 2, 2009, respectively, because their effect would have been anti-dilutive. The effect of the warrants issued and options purchased in connection with the convertible senior notes were also excluded for the reasons discussed in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.

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
Fiscal Calendar
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended January 1, 2010 and January 2, 2009 both consisted of 13 weeks. The nine months ended January 1, 2010 consisted of 39 weeks, whereas the nine months ended January 2, 2009 consisted of 40 weeks.
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
Our Operating Segments
     Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal 2010, we changed our reporting segments to better align to our operating structure, resulting in the Enterprise Vault products that were formerly included in the Security and Compliance segment being moved to the Storage and Server Management segment. Also, Software-as-a-Service (“SaaS”) offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. The predominant amount of SaaS revenue went to the Security and Compliance segment. We revised the segment information for the prior year to conform to the new presentation. For further descriptions of our operating segments, see Note 10 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.
Financial Results and Trends
     Revenue increased for the three months ended January 1, 2010 and decreased for the nine months ended January 1, 2010, in each case as compared to the same periods last year. The revenue increase for the three months ended January 1, 2010 is largely a result of the positive impact of foreign currency fluctuations, as described further below, as well as strong performance by our Consumer segment. The challenging economic environment meant that corporate IT budgets have been reduced and spending has slowed from previous levels. Smaller IT budgets have led some of our corporate customers to purchase smaller volumes of our products, particularly in the Storage and Server Management segment. In addition, our storage business within the Storage and Server Management segment has been adversely affected for the last several quarters by the deceleration of demand in the server market, which has particularly affected new license sales of our storage products on the Sun platform. If the economic conditions affecting global markets continue or IT spending remains tight, we may continue to experience slower or negative revenue growth and our business and operating results might suffer. In light of these economic conditions, we will continue to align our cost structure with our revenue expectations. Additionally, during the three and nine months ended January 1, 2010, we experienced significantly higher year-over-year OEM placement fee payments resulting from an increase in PC unit shipments. These increased payments had an adverse impact on our operating income and operating margins during the fiscal 2010 periods, particularly for our consumer segment. We expect to see the revenue benefit from these increased placement fees in future periods.

     Fluctuations in the U.S. dollar compared to foreign currencies positively impacted our international revenue by approximately $64 million for the three months ended January 1, 2010 and negatively impacted our international revenue by approximately $25 million for the nine months ended January 1, 2010, as compared to the same periods last year. Our operating expenses during the three months ended January 1, 2010 were unfavorably impacted by a weaker U.S. dollar as compared to the same period last year while operating expenses during the nine months ended January 1, 2010 were favorably impacted by a stronger U.S. dollar as compared to the same period last year. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenue and operating results.
     As discussed above under “Fiscal Calendar,” the nine months ended January 1, 2010 consisted of 39 weeks, whereas the nine months ended January 2, 2009 consisted of 40 weeks. The extra 14th week contributed additional revenue to the July 4, 2008 quarter when compared to the July 3, 2009 quarter.
     Our net income was $300 million and $523 million for the three and nine months ended January 1, 2010, respectively, as compared to our net loss of $6.8 billion and $6.5 billion for the three and nine months ended January 2, 2009, respectively. Net income for the three and nine months ended January 1, 2010 was positively impacted by a $78.5 million tax benefit in the third quarter of fiscal 2010 resulting from the December 2009 decision in the U.S. Tax Court relating to the Veritas 2000 and 2001 tax years. In addition, net income for the three and nine months ended January 1, 2010 was impacted by $43 million and $46 million of net gain, respectively, from the liquidation of certain foreign legal entities. Our net loss for the three and nine months ended January 2, 2009 was largely a result of the $7.0 billion non-cash goodwill impairment charge incurred during the third quarter of fiscal 2009.
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the nine months ended January 1, 2010 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. While there have been no such changes, we have revised our description of the critical accounting estimates made in the valuation of goodwill, intangible assets and long-lived assets, as provided below.
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
     Applying the income approach requires that we make a number of important estimates and assumptions. We estimate the future cash flows of each reporting unit based on historical and forecasted revenue and operating costs. This, in turn, involves further estimates, such as estimates of future growth rates and foreign exchange rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted-average cost of capital for each reporting unit and may change from year to year. For example, in our valuation process in the fourth quarter of fiscal 2009 we used a higher discount rate than in the prior year due to increased risk associated with the declining global economic conditions. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis for a given year.
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
     We record impairment charges on developed technology or acquired product rights when we determine that the net realizable value of the assets may not be recoverable. To determine the net realizable value of the assets, we use the estimated future gross revenue from each product. Our estimated future gross revenue of each product is based on company forecasts and is subject to change.
     Long-Lived Assets (including Assets Held for Sale). We record impairment charges on long-lived assets to be held and used when we determine that the carrying value of the long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many triggering factors which could change and cause a material impact to our operating results or financial condition. We record impairment charges on long-lived assets to be held for sale when we determine that the carrying value of the long-lived assets may not be recoverable. In determining our fair value, we obtain market value appraisal information from third-parties.

Recently Issued Authoritative Guidance
     Information with respect to Recently Issued Authoritative Guidance is in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
RESULTS OF OPERATIONS
Total Net Revenue

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Net revenue	$1,548	$1,514	$34	2%	$4,454	$4,682	$(228)	(5)%
     Net revenue increased for the three months ended January 1, 2010, as compared to the same period last year, due to a $95 million increase in Content, subscription, and maintenance revenue partially offset by a $61 million decrease in License revenue. The net increase was primarily driven by the items discussed above under “Financial Results and Trends.”
     Net revenue decreased for the nine months ended January 1, 2010, as compared to the same period last year, due to a $314 million decrease in License revenue partially offset by an $86 million increase in Content, subscription, and maintenance revenue. The net decrease was primarily driven by the items discussed above under “Financial Results and Trends.”
     The changes in revenue for the three and nine months ended January 1, 2010 discussed above are further described in the segment discussions that follow.
Content, subscription, and maintenance revenue

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Content, subscriptions, and maintenance revenue	$1,292	$1,197	$95	8%	$3,755	$3,669	$86	2%
Percentage of total net revenue	83%	79%			84%	78%
     Content, subscription, and maintenance revenue increased for the three and nine months ended January 1, 2010, as compared to the same period last year, as a result of strength in our Consumer segment, as well as revenue from our fiscal 2009 acquisitions of Message Labs and PC Tools, and the items discussed above under “Financial Results and Trends.”
License revenue

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
License revenue	$256	$317	$(61)	(19)%	$699	$1,013	$(314)	(31)%
Percentage of total net revenue	17%	21%			16%	22%
     License revenue decreased for the three and nine months ended January 1, 2010, as compared to the same periods last year, primarily due to the global economic slowdown and customers emphasizing purchases of smaller volumes of new licenses consistent with their near term needs during the periods presented, as well as for the items discussed above under “Financial Results and Trends.”

Net revenue and operating income by segment
Consumer segment

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Consumer revenue	$478	$432	$46	11%	$1,388	$1,341	$47	4%
Percentage of total net revenue	31%	29%			31%	29%
Consumer operating income	$206	$224	$(18)	(8)%	$645	$734	$(89)	(12)%
Percentage of Consumer revenue	43%	52%			46%	55%
     Consumer revenue increased for the three and nine months ended January 1, 2010, as compared to the same period last year, primarily due to increases in revenue from acquired security products, our core consumer products in the electronic channel, and the items discussed above under “Financial Results and Trends.”
     Our electronic channel sales are derived from OEMs, subscriptions, upgrades, online sales, and renewals. For the three and nine months ended January 1, 2010, electronic channel revenue increased as compared to the same periods last year. Electronic sales accounted for approximately 80% of Consumer revenue for the three and nine months ended January 1, 2010, which is comparable to the percentage for the same periods last year.
     Operating income for the Consumer segment decreased for the three and nine months ended January 1, 2010, as compared to the same periods last year, as expense growth outpaced revenue growth. Total expenses for the segment increased primarily as a result of the higher OEM placement fees discussed above and costs associated with our development of our new proprietary eCommerce platform.
Security and Compliance segment

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Security and Compliance revenue	$369	$354	$15	4%	$1,050	$1,102	$(52)	(5)%
Percentage of total net revenue	24%	23%			24%	23%
Security and Compliance operating income	$104	$119	$(15)	(13)%	$271	$335	$(64)	(19)%
Percentage of Security and Compliance revenue	28%	34%			26%	30%
     Security and Compliance revenue increased for the three months ended January 1, 2010, as compared to the same period last year, primarily due to increases in revenue from our Symantec Hosted Services business, our data loss prevention products and the items discussed above under “Financial Results and Trends.” These increases were partially offset by decreases in revenue as a result of decreased demand due to continued tight IT spending discussed above under “Financial Results and Trends.”
     Security and Compliance revenue decreased for the nine months ended January 2, 2009, as compared to the same period last year, as a result of the items discussed above under “Financial Results and Trends,” partially offset by increases in revenue from acquired product lines.
     Operating income for the Security and Compliance segment decreased for the three months ended January 1, 2010, as compared to the same period last year, as the increases in expenses more than offset the revenue increase. Operating income for the segment decreased for the nine months ended January 1, 2010, as compared to the same periods last year, as revenue decreased while expenses increased. For the three and nine months ended January 1, 2010, total expenses increased as a result of costs from our Symantec Hosted Services business.

     Storage and Server Management segment

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Storage and Server Management revenue	$594	$621	$(27)	(4)%	$1,710	$1,907	$(197)	(10)%
Percentage of total net revenue	38%	41%			38%	41%
Storage and Server Management operating income	$289	$283	$6	2%	$825	$816	$9	1%
Percentage of Storage and Server Management revenue	49%	46%			48%	43%
     Storage and Server Management revenue decreased for the three and nine months ended January 1, 2010, as compared to the same periods last year, primarily due to our customers continuing to buy smaller volumes of new licenses consistent with their near term needs, particularly with respect to our storage management products, as well as the items discussed above under “Financial Results and Trends.”
     Operating income for the Storage and Server Management segment increased for the three and nine months ended January 1, 2010, as compared to the same periods last year, as the decrease in expenses more than offset the decrease in revenue due to our ongoing focus on cost efficiency.
     Services segment

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Services revenue	$107	$107	$—	0%	$306	$331	$(25)	(8)%
Percentage of total net revenue	7%	7%			7%	7%
Services operating income	$11	$15	$(4)	(27)%	$30	$22	$8	36%
Percentage of Services revenue	10%	14%			10%	7%
     Services revenue was consistent for the three months ended January 1, 2010, as compared to the same period last year. Services revenue decreased for the nine months ended January 1, 2010, as compared to the same period last year, primarily due to a reduction in consulting revenue associated with new license sales, in addition to the items discussed above under “Financial Results and Trends.”
     Operating income for the Services segment decreased for the three months ended January 1, 2010, as compared to the same period last year, as expenses increased while revenue remained consistent. Operating income for the Services segment increased for the nine months ended January 1, 2010, as compared to the same period last year, as expense discipline led to better margins.
     Other segment

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Other revenue	$—	$—	$—	0%	$—	$1	$(1)	(100)%
Percentage of total net revenue	0%	0%			0%	0%
Other operating loss	$(333)	$(7,414)	$7,081	*	$(1,085)	$(8,185)	$7,100	*

*	Percentage not meaningful
     Revenue from our Other segment consists primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments. The operating loss of our Other segment for the three and nine months ended January 2, 2009 primarily consisted of a non-cash goodwill impairment charge of $7.0 billion.

     Net revenue by geographic region

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Americas (U.S., Canada and Latin America)	$824	$828	$(4)	0%	$2,399	$2,511	$(112)	(4)%
Percentage of total net revenue	53%	55%			54%	54%
EMEA (Europe, Middle East, Africa)	$487	$474	$13	3%	$1,377	$1,512	$(135)	(9)%
Percentage of total net revenue	32%	31%			31%	32%
Asia Pacific/Japan	$237	$212	$25	12%	$678	$659	$19	3%
Percentage of total net revenue	15%	14%			15%	14%
     Revenue for three months ended January 1, 2010, as compared to the same period last year, increased 12% for the Asia Pacific/Japan region, while EMEA increased 3% and the Americas was relatively consistent. Revenue for the nine months ended January 1, 2010, as compared to the same period last year, increased 3% for the Asia Pacific/Japan region, while EMEA decreased 9% and the Americas decreased 4%. The reasons for the changes during the periods above are discussed under “Financial Results and Trends,” particularly with respect to the impact of foreign currency fluctuations on the periods presented.
     Our international sales are and will continue to be a significant portion of our net revenue. As a result, net revenue will continue to be affected by foreign currency exchange rates as compared to the U.S. dollar. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If international sales become a greater portion of our total sales in the future, changes in foreign currency exchange rates may have a potentially greater impact on our revenue and operating results.
Cost of Revenue

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

Cost of revenue	$258	$299	$(41)	(14)%	$829	$920	$(91)	(10)%
Gross margin	83%	80%			81%	80%
     Cost of revenue consists primarily of the amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.
     Cost of revenue decreased for the three and nine months ended January 1, 2010, as compared to the same periods last year, primarily due to a decrease in amortization of acquired product rights related to our acquisition of Veritas.
Cost of content, subscription, and maintenance

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Cost of content, subscription, and maintenance	$208	$200	$8	4%	$624	$631	$(7)	(1)%
As a percentage of related revenue	16%	17%			17%	17%
     Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance as a percentage of related revenue remained relatively consistent for the three and nine months ended January 1, 2010, as compared to the same periods last year, as increases in royalty and technical support costs were partially offset by decreases in services and distribution costs for the respective periods.
     Cost of licenses

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

Cost of licenses	$6	$9	$(3)	(33)%	$16	$27	$(11)	(41)%
As a percentage of related revenue	2%	3%			2%	3%

     Cost of licenses consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of licenses remained relatively consistent as a percentage of the related revenue for the three and nine months ended January 1, 2010, as compared to the same periods last year.
     Amortization of acquired product rights

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

Amortization of acquired product rights	$44	$90	$(46)	(51)%	$189	$262	$(73)	(28)%
Percentage of total net revenue	3%	6%			4%	6%
     Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three and nine months ended January 1, 2010 as compared to the same periods last year is primarily due to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarter of our fiscal 2010. This decrease was partially offset by additional amortization from product rights acquired through acquisitions during fiscal 2009.
Operating Expenses
     Operating expenses overview
     As discussed above under “Financial Results and Trends,” our operating expenses for the nine months ended January 1, 2010 include 39 weeks of activity as compared to 40 weeks for the same period last year, which had a favorable impact on our operating expenses for the nine month, year-over-year periods. Our operating expenses during the three months ended January 1, 2010 were unfavorably impacted by a weaker U.S. dollar as compared to the same period last year while operating expenses during the nine months ended January 1, 2010 were favorably impacted by a stronger U.S. dollar as compared to the same period last year. Both periods were favorably impacted by the restructuring plans discussed below.
     Sales and marketing expenses

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

Sales and marketing	$635	$581	$54	9%	$1,770	$1,841	$(71)	(4)%
Percentage of total net revenue	41%	38%			40%	39%
     Sales and marketing expenses increased during the three months ended January 1, 2010 and decreased during the nine months ended January 1, 2010, as compared to the same periods last year, as a result of the items discussed above under “Operating expenses overview.” Sales and marketing expenses increased as a result of increased OEM placement fees and costs associated with the deployment of our new proprietary eCommerce platform during the three months ended January 1, 2010. For the nine months ended January 1, 2010, expenses decreased as a result of lower commissions partially offset by increases in OEM fees and costs associated with the deployment of our new proprietary eCommerce platform.
     Research and development expenses

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

Research and development	$210	$194	$16	8%	$641	$645	$(4)	(1)%
Percentage of total net revenue	14%	13%			14%	14%
     Research and development expenses increased during the three months ended January 1, 2010 and decreased during the nine months ended January 1, 2010, as compared to the same periods last year, as a result of the items discussed above under “Operating expenses overview.”

     General and administrative expenses

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

General and administrative	$92	$83	$9	11%	$265	$261	$4	2%
Percentage of total net revenue	6%	5%			6%	6%
     As a percentage of net revenue, general and administrative expenses remained relatively consistent for the three and nine months ended January 1, 2010, as compared to the same periods last year, largely a result of the items discussed above under “Operating expenses overview.”
     Amortization of other purchased intangible assets

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Amortization of other purchased intangible assets	$61	$60	$1	2%	$186	$171	$15	9%
Percentage of total net revenue	4%	4%			4%	4%
     Other purchased intangible assets are comprised of customer relationships and tradenames. Amortization for the three and nine months ended January 1, 2010, compared to the same periods last year, increased as a result of our fiscal 2009 acquisitions. As a percentage of net revenue, amortization of other purchased intangible assets remained relatively consistent for the three and nine months ended January 1, 2010, as compared to the same periods last year.
     Restructuring

	Three Months Ended				Nine Months Ended
	January 1,	January 2,			January 1,	January 2,
	2010	2009	$	%	2010	2009	2010	2009
	($ in millions)

Severance	$3	$38			$32	$54
Facilities	—	9			8	19
Transition, transformation and other costs	2	—			24	—

Restructuring	$5	$47	$(42)	(89)%	$64	$73	$(9)	(12)%

Percentage of total net revenues	0%	3%			1%	2%
     In connection with the restructuring plans, which we refer to as our 2009 Restructuring Plan (“2009 Plan”) and our 2008 Restructuring Plan (“2008 Plan”), as described in Note 7 of the Notes to Condensed Consolidated Financial Statements, restructuring charges were $5 million and $64 million for the three and nine months ended January 1, 2010, respectively, compared to $47 million and $73 million for the three and nine months ended January 2, 2009, respectively.
     The restructuring charges for the three months ended January 1, 2010 consisted of severance and business structure changes related to the 2008 Plan and transition and transformation costs related to the outsourcing of certain back office functions. The restructuring charges for the three months ended January 2, 2009 primarily consisted of severance charges related to the 2009 Plan.
     The restructuring charges for the nine months ended January 1, 2010 primarily consisted of severance and charges related to the 2008 Plan and transition and transformation costs related to the outsourcing of certain back office functions. The restructuring charges for the nine months ended January 2, 2009 consisted of severance charges related to the 2009 Plan, facilities charges related to acquisitions and severance charges related to the 2008 Plan.
     Total remaining severance charges are estimated to range from $15 million to $30 million, primarily for the 2008 Plan. Total remaining costs for the transition and transformation activities associated with outsourcing back office functions are estimated to be approximately $20 million to $25 million. Total remaining costs for the 2009 Plan are not expected to be material.

     Impairment of goodwill and Loss and impairment of assets held for sale

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

Impairment of goodwill	$—	$7,006	$(7,006)	(100)%	$—	$7,006	$(7,006)	(100)%
Percentage of total net revenue	0%	463%			0%	150%
Loss and impairment of assets held for sale	$10	$17	$(7)	(41)%	$13	$43	$(30)	(70)%
Percentage of total net revenue	1%	1%			0%	0%
     In accordance with the authoritative guidance on goodwill and other intangibles, we evaluate goodwill for impairment at least annually and any time business conditions indicate a potential change in recoverability. During the third quarter of fiscal 2009, we concluded that there were impairment indicators, including the challenging economic environment and a decline in our market capitalization, which required us to perform an interim goodwill impairment analysis. As a result of that analysis, we estimated and recorded a non-cash goodwill impairment charge of $7.0 billion in the third quarter of fiscal 2009.
     During the three and nine months ended January 1, 2010, we sold a property for $42 million, which resulted in a loss of $10 million. During the three and nine months ended January 2, 2009, we recognized impairment of $17 million and $43 million, respectively, on certain land and buildings classified as held for sale. The impairment was recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell.
Non-operating Income and Expense

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

Interest income	$1	$5			$4	$35
Interest expense	(33)	(31)			(96)	(94)
Other income, net	44	17			52	8

Total	$12	$(9)	$21	*	$(40)	$(51)	$11	22%

*	Percentage not meaningful
     The decrease in interest income during the three and nine months ended January 1, 2010, as compared to the same periods last year, is due to a lower average yield on our invested cash and short-term investment balances. The decrease in interest income is partially offset by higher average cash balances for the three months ended January 1, 2010 and to a lesser extent for the nine months ended January 1, 2010. Interest expense for the three and nine months ended January 1, 2010, as compared to the same periods last year, remained relatively consistent. Other income, net for the three and nine months ended January 1, 2010 includes net gains of $43 million and $46 million, respectively, from the liquidation of certain foreign legal entities. The liquidations resulted in the release of cumulative translation adjustments from accumulated other comprehensive income related to these entities.
(Benefit) provision for income taxes

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)

(Benefit) provision for income taxes	$(23)	$22	$(45)	(205)%	$86	$160	$(74)	(46)%
Effective income tax rate	(8)%	(0.3)%			13%	(3)%
     The effective tax rate was approximately (8)% and (0.3)% for the three months ended January 1, 2010 and January 2, 2009, respectively, and 13% and (3)% for the nine months ended January 1, 2010 and January 2, 2009, respectively.

     The tax expense for the three and nine months ended January 1, 2010 was significantly reduced by the following benefits recognized in the third quarter of fiscal 2010: (1) $78.5 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below), (2) $9 million tax benefit from the reduction of our valuation allowance for certain deferred tax assets, and (3) $5 million benefit to adjust taxes provided in prior periods. The change in the valuation allowance follows discussions with Irish Revenue in the quarter, the result of which accelerates the timing of the use of certain Irish tax loss carryforwards in the future. The tax expense for the nine months ended January 1, 2010 is otherwise increased by a $7 million tax expense recognized in the first quarter of fiscal 2010 as a result of the May 2009 Ninth Circuit Court of Appeals decision in Xilinx v. Commissioner (see further discussion below). The tax expense for the three and nine months ended January 2, 2009 was materially impacted by the inclusion of a $44 million tax benefit associated with the $7.0 billion impairment of goodwill in the third quarter of fiscal 2009.
     The provision for the three and nine months ended January 1, 2010 otherwise reflects a forecast tax rate of 31%. The provision for the three and nine months ended January 2, 2009 otherwise reflected a forecast tax rate of 35%. The forecast tax rates for all periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits, partially offset by state income taxes and non-deductible stock based compensation. The forecast tax rate in fiscal 2010 is lower than in fiscal 2009 primarily due to higher benefits from low-taxed foreign earnings.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related to research and development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changed our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. We will monitor any further actions by the Ninth Circuit over the balance of the fourth quarter of fiscal 2010 in assessing the need to adjust our liability for unrecognized tax benefits. Accordingly, we believe that there is a reasonable possibility of a $37 million change to our total unrecognized tax benefits within the next twelve months.
     On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the fourth quarter of fiscal 2007, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.
     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its offshore subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $78.5 million tax benefit in the third quarter of fiscal 2010. Final computations as directed by the Ruling are not complete and, accordingly, we may make further adjustments to our tax liability in the future. The Tax Court ruling is subject to appeal. We have $110 million on deposit with the IRS pertaining to this matter. We do not anticipate making any further federal tax payments for these years.
     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010 we filed a protest with the IRS in connection with the $80 million of tax assessed.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.

Loss from joint venture

	Three Months Ended				Nine Months Ended
	January 1,	January 2,	Change in		January 1,	January 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Loss from joint venture	$12	$16	$(4)	(25)%	$37	$33	$4	12%
     On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers. We record our proportionate share of the joint venture’s net income or loss one quarter in arrears.
     For the three and nine months ended January 1, 2010, we recorded a loss of approximately $12 million and $37 million related to our share of the joint venture’s net loss incurred for the period from July 1, 2009 to September 30, 2009, and the period from January 1, 2009 to September 30, 2009, respectively. For the three and nine months ended January 2, 2009, we recorded a loss of approximately $16 million and $33 million related to our share of the joint venture’s net loss for the period from July 1, 2008 to September 30, 2008, and February 5, 2008 to September 30, 2008, respectively.
     The joint venture adopted new authoritative guidance on revenue arrangements with multiple deliverables during its period ended December 31, 2009, which will be applied to the beginning of its fiscal year. The expected impact of adopting the new authoritative guidance on the joint venture’s financial statements will be a decrease in its net loss of approximately $21 million to $24 million for its fiscal year ended December 31, 2009. We expect to include our proportionate share of the decrease in net loss of approximately $10 million to $12 million in our Annual Report on Form 10-K for our fiscal year ending April 2, 2010. Approximately $1 million to $2 million of the decrease in net loss will impact our fiscal fourth quarter.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
     We have historically relied on cash flow from operations, borrowings under a credit facility, issuances of convertible notes, and equity securities for our liquidity needs. Key sources of cash include earnings from operations, existing cash and cash equivalents, and our revolving credit facility.
     In fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, amortization and impairment) as well as certain other non-financial covenants. As of January 1, 2010, we were in compliance with all required covenants and there was no outstanding balance on the credit facility.
     As of January 1, 2010, we had cash and cash equivalents of $2.6 billion and short-term investments of $18 million resulting in a net liquidity position of approximately $3.6 billion, which is defined as unused availability of the credit facility, cash and cash equivalents and short-term investments.
     We believe that our existing cash and investment balances, our borrowing capacity, and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months.
Uses of Cash
     Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt and payments of taxes. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.
     Line of Credit. There were no borrowings under our credit facility for the nine months ended January 1, 2010. For the nine months ended January 2, 2009, we repaid the entire $200 million principal amount, plus $3 million of accrued interest, that we borrowed during fiscal 2008 under the credit facility.

     Acquisition-Related. For the nine months ended January 1, 2010, we acquired a company for an aggregate payment of $19 million, net of cash acquired. For the nine months ended January 2, 2009, we acquired MessageLabs, PC Tools, and several other companies for an aggregate payment of $1.0 billion, net of cash acquired.
     Convertible Senior Notes. In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes (collectively the “Senior Notes”) due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. For the nine months ended January 1, 2010 and January 2, 2009, we have not repaid any of this debt other than the related interest costs.
     Stock Repurchases. For the nine months ended January 1, 2010, we repurchased 23 million shares, or $364 million, of our common stock. For the nine months ended January 2, 2009, we repurchased 35 million shares, or $600 million, of our common stock. As of January 1, 2010, we had $936 million remaining under the plan authorized for future repurchases.
Cash Flows
     The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	January 1,	January 2,
	2010	2009
	(In millions)
Net cash provided by (used in)
Operating activities	$990	$1,064
Investing activities	52	(764)
Financing activities	(304)	(616)
Operating Activities
     Net cash provided by operating activities was $990 million for the nine months ended January 1, 2010, which resulted from net income of $523 million adjusted for non-cash items, including depreciation and amortization charges of $640 million and stock-based compensation expense of $124 million. These amounts were partially offset by a decrease in income taxes payable of $118 million primarily related to the outcome of the Veritas v. Commissioner Tax Court decision (see Note 12) and a decrease in deferred revenue of $95 million.
     Net cash provided by operating activities was $1.1 billion for the nine months ended January 2, 2009, which resulted from a net loss of $6.5 billion adjusted for non-cash items, including goodwill impairment of $7.0 billion, depreciation and amortization charges of $697 million and stock-based compensation expense of $123 million. These amounts were partially offset by an increase in trade accounts receivable of $157 million.
Investing Activities
     Net cash provided by investing activities was $52 million for the nine months ended January 1, 2010 and was primarily due to net proceeds from the sale of available-for-sale securities of $188 million, partially offset by $149 million paid for capital expenditures.
     Net cash used in investing activities was $764 million for the nine months ended January 2, 2009 and was due to $1.0 billion paid for acquisitions, net of cash acquired, and $215 million paid for capital expenditures, partially offset by net proceeds of $456 million from the sale of short-term investments which were used to partially fund our acquisitions.
Financing Activities
     Net cash used in financing activities of $304 million for the nine months ended January 2, 2010 was due to repurchases of common stock of $364 million, partially offset by net proceeds from sales of common stock through employee stock plans of $73 million.
     Net cash used in financing activities of $616 million for the nine months ended January 2, 2009 was primarily due to repurchases of common stock of $600 million and the repayment of $200 million on our senior unsecured revolving credit facility, partially offset by net proceeds from sales of common stock through employee stock plans of $189 million.

Contractual Obligations
     There have been no significant changes in our contractual obligations during the nine months ended January 1, 2010, as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in our market risk exposures during the nine months ended January 1, 2010 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information with respect to this Item may be found in Note 8 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 3, 2009. There have been no material changes in our risks from such description.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchases during the three months ended January 1, 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
		(In millions, except per share data)
October 3, 2009 to October 30, 2009	—	$—	—	$1,057
October 31, 2009 to November 27, 2009	2	$17.84	2	$1,027
November 28, 2009 to January 1, 2010	5	$17.73	5	$936

Total	7	$17.76	7

     For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
10.01*	Amendment to the Symantec Executive Retention Plan					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Symantec Corporation’s Quarterly Report on Form 10-Q for the period ended January 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with † Item 601 of Regulation S-K.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: February 3, 2010

SYMANTEC CORPORATION
Q3 FY10 Form 10-Q
EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
10.01*	Amendment to the Symantec Executive Retention Plan					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101†	The following materials from Symantec Corporation’s Quarterly Report on Form 10-Q for the period ended January 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with † Item 601 of Regulation S-K.