Form 10-K
period 2010-04-02
SYMANTEC CORP
filed 2010-05-24
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 2, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission File Number 000-17781

SYMANTEC CORPORATION
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0181864 (I.R.S. Employer Identification No.)
350 Ellis Street, Mountain View, California (Address of principal executive offices)	94043 (zip code)

Registrant’s telephone number, including area code:
(650) 527-8000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share (Title of each class)	The Nasdaq Stock Market LLC (Name of each exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of Symantec common stock on October 2, 2009 as reported on the Nasdaq Global Select Market: $12,902,964,436.

Number of shares outstanding of the registrant’s common stock as of April 30, 2010: 798,888,671

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders for 2010 are incorporated by reference into Part III herein.

SYMANTEC CORPORATION

FORM 10-K
For the Fiscal Year Ended April 2, 2010

“Symantec,” “we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries. Symantec, the Symantec Logo, Norton, and Veritas are trademarks or registered trademarks of Symantec in the U.S. and other countries. Other names may be trademarks of their respective owners.

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

Overview

Symantec is a global provider of security, storage, and systems management solutions that help businesses and consumers secure and manage their information. We conduct our business in three geographic regions: Americas, which is comprised of the United States, Canada, and Latin America; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific Japan (“APJ”).

Our go-to-market network includes direct, inside, and channel sales resources that support our ecosystem of more than 40,000 partners worldwide. We also maintain various distribution and services relationships with original equipment manufacturers (“OEMs”), Internet service providers (“ISPs”), and retail and online stores. We provide customers with software and services that protect, manage, and control information risks related to security, backup and recovery, storage, compliance, and systems management.

Founded in 1982, Symantec has operations in more than 40 countries and our principal executive offices are located at 350 Ellis Street, Mountain View, California, 94043. Our telephone number at that location is (650) 527-8000. Our home page on the Internet is www.symantec.com. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

Strategy

Symantec’s strategy is to provide software and services to secure and manage information regardless of device, platform, or where it resides. We help individuals, small businesses, and global organizations ensure that their information, technology infrastructures, and related processes are protected, managed easily, and controlled automatically. In addition to providing customers with traditional software solutions, we continue to expand our Software-as-a-Service (“SaaS”) based solutions and appliance based solutions, giving customers the choice for how they secure and manage information.

We operate primarily in three diversified markets within the software sector: security, storage, and systems management. We believe these markets are converging as customers increasingly require our help mitigating their risk profiles and managing their storage needs in order to secure and manage their most valuable asset — information. We have taken a proactive and policy-driven approach to protecting and managing information as the tools and processes from these formerly discrete domains become more integrated.

The security market includes mission-critical products that protect consumers and enterprises from threats to electronic information, endpoint devices, and computer networks. Over the past year, we have seen a continued rise in the volume of security threats. Threats are continuing to grow more targeted with a focus on stealing confidential information for financial gain. Attackers are expanding their tactics to include targeting users with social-engineering attacks, such as phishing websites that steal financial information, passwords, and other personal data. The Internet has become the primary conduit for attack activity with hackers increasingly funneling threats through legitimate websites, placing a much larger percentage of the population at risk than in the past. Data losses are not realized solely from external attacks but are increasingly administered by malicious or well-meaning insiders. Security continues to be a top priority for enterprises as information security is increasingly relevant to corporate competitiveness, regulatory compliance, cloud computing, and the proliferation of mobile devices.

The storage software market includes products that manage, archive, backup, and recover business-critical data. Key drivers of demand in this market include the growth of information that organizations must manage, the need for data to be protected and accessible at all times, the transition from tape to disk-based backup, and the adoption of data deduplication technology. Other factors driving demand in this market include the pressure on companies to lower storage and server management costs without compromising performance and the need for a growing number of critical applications to be continuously available.

The systems management market includes products that control the IT environment by streamlining efforts associated with deploying, managing, patching, and remediating enterprise client and server assets. The drivers for demand in this market include customers’ desire to automate management and security remediation tasks, to ensure business productivity, and to reduce costs and complexity.

Business Developments and Highlights

During fiscal 2010, we took the following actions in support of our business:

•	We strengthened our leadership in security. We introduced our new reputation-based malware detection security technology in our 2010 Consumer products. This technology leverages data from our extensive Global Intelligence Network to derive safety ratings for files on the Internet, and allows us to establish the reputation of a program based on a number of different factors (including its origin, age, and prevalence). We also launched security products and suites designed specifically for the small and medium sized business (“SMB”) and enterprise markets. These products are easy to use and install, and provide easy to use enterprise-level protection that optimizes performance and offers simplified management capabilities and pre-configured settings.

•	We focused on the migration to next-generation information management. We integrated our backup, archiving and deduplication technologies and expanded our multi-platform support for physical and virtual environments. We released updated backup products that include expanded deduplication capabilities (at the client, media server, and via third party appliances), which products will allow customers to reduce the amount of data they store and the volume of data they transmit on their networks. We enhanced our products’ support for VMware and Microsoft Hyper-V virtualization technologies in order to allow customers to reduce management complexity and operational costs in their virtual environments. We introduced our new Data Insight technology to help customers identify their most critical information and give users access to data based on information intelligence and ownership.

•	We expanded our cloud based offerings. We extended the partner distribution network associated with our Symantec Hosted Services business, primarily in SaaS messaging and web security. We launched a new hosted medical image archiving and sharing solution for healthcare providers that is designed to help them lower image storage costs and provide secure, web-based image sharing. In addition, we developed a scalable file server solution that combines our file system and clustering technologies, and integrates our security and backup software in order to deliver an optimized infrastructure for public or private storage clouds. We also expanded distribution of our consumer online backup solution through various channel partners.

•	We completed two acquisitions during fiscal 2010. We expanded our SaaS security leadership by acquiring SoftScan, a privately-held SaaS security company in the Nordic region. We also acquired privately-held Gideon Technologies, Inc., a company with a leading Security Content Automation Protocol (“SCAP”) validated configuration and vulnerability assessment solution to enhance our ability to serve the needs of public sector customers.

•	We reduced our cost structure in order to improve operational efficiencies across our business. Some of the actions included: carefully managing our headcount costs; outsourcing certain back office functions; consolidating facilities; relocating certain research and development functions to lower cost locations; and reducing travel and entertainment expenses and other discretionary expenses. Offsetting these cost reductions were investments in our new Symantec-developed and operated consumer eCommerce platform, increased investments in certain consumer OEM distribution agreements and acquisition related expenses.

•	We launched a global eCommerce platform which allows us to host and manage consumer online stores. This is a strategic move, consistent with our ongoing focus on eCommerce and SaaS, in support of our consumer business. The benefits of managing an in-house eCommerce capability include building a closer relationship with our customers and enabling greater speed and agility to take advantage of market trends.

•	We repurchased 34 million shares of our common stock for an aggregate amount of $553 million.

Operating Segments and Products

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. During fiscal 2010, we had five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other.

Consumer

Our Consumer segment provides Internet security and protection solutions, suites and services to individual users and home offices through a dual-brand strategy with Nortontm and PC Toolstm. Our Norton brand offers premium, full-featured security suites as well as related services such as online backup, family safety, and PC tune-up across multiple platforms. PC Tools products are designed specifically for the value-minded consumer which allows Symantec to extend its reach into emerging and price-sensitive market segments. Products include: Norton 360tm, Norton Internet Securitytm, Norton AntiVirustm, Norton Online Backuptm, PC Tools Spyware Doctortm, and PC Tools Registry Mechanictm.

Our consumer business is driven by increasingly complex threats, the proliferation of mobile devices, the need for identity protection, and the rapid increase of digital consumer data, such as photos, music, and video. Our award-winning Norton 2010 products include our innovative reputation-based security, a technology that provides real-time threat detection. Our online backup offering serves 12 million customers and hosts over 56 petabytes of consumers’ data.

We continue to acquire customers through a diversified channel strategy. In fiscal year 2010, Symantec introduced its own eCommerce platform to enhance customer’s end-to-end experience and capitalize on emerging market trends. We retain and leverage our strong existing customer base through auto-renewal subscriptions, migrating customers from point products to multi-product suites, and cross-selling additional products or services.

Security and Compliance

Our Security and Compliance segment helps our customers standardize, automate, and reduce the costs of day-to-day security activities in order to secure and manage their information. We have focused on offering security suite solutions that tie together multiple layers of protection and simplified management. Our primary solutions in this segment address the following areas:

Enterprise Security

Enterprise Security customer demand is driven by the evolving threat environment, the adoption of a content-aware approach to information protection, and the need to implement and ensure regulatory compliance. Our Symantec Protection Suite creates a protected endpoint, messaging, and Web environment that is secure against today’s complex malware, data loss and spam threats, and recovers endpoint data in the event of failure. Our Symantec Data Loss Prevention Suite helps companies understand where important information resides and helps ensure the appropriate access and movement of information into and out of the company. Our Symantec Control Compliance Suite allows businesses to prioritize risks, define and assess global IT policies, and remediate identified deficiencies.

Systems Management

Demand for Systems Management is driven by the need for automated asset management, patch management, and remediation solutions that offer better visibility into IT assets and simplify day-to-day operational management. Our solutions help companies realize value from their existing IT investments. Our Altiris IT Management Suite provides client, server and asset management with full service desk and automation capabilities that reduce IT costs and enhance IT effectiveness.

SaaS

Symantec Hosted Services, our SaaS offerings, enable customers to increase their messaging and web protection by blocking email, web and IM threats before they reach the network. Our SaaS security solutions simplify global management through use of a central portal. Our SaaS offerings provide our customers the flexibility to manage their business using hosted services or through a mix of onsite and hosted solutions. Products include: MessageLabs Hosted Email, Web and Instant Messaging Security.

Storage and Server Management

Our Storage and Server Management segment focuses on providing enterprise customers with storage management, high availability, and backup and archiving solutions across heterogeneous storage and server platforms. These solutions enable companies to standardize on a single layer of infrastructure software that works on every major distributed operating system and supports every major storage device, database, and application in both physical and virtual environments. Our primary storage and server management solutions address the following areas:

Information Management

Our Information Management business, which includes backup and archiving, is driven by the rapid growth of information, data duplication, virtual environments, management inefficiencies, and legal e-discovery needs. Symantec helps organizations protect themselves by bringing together archiving, deduplication, and backup functionality into a fully integrated solution. Symantec helps customers back up information and deduplicate closer to information sources in order to reduce storage consumption as well as archive and enable a compliant and litigation-ready information infrastructure. Products include: NetBackuptm, NetBackup PureDisktm, Backup Exectm and Enterprise Vaulttm.

Storage Management and High Availability

Our Storage Management and High Availability business is driven by our customers’ need to reduce overall storage costs through improved utilization of existing systems, virtualization, and cloud infrastructure offerings. The decline in server sales put pressure on this business, particularly with respect to new license sales on the Solaris platform. Our products help customers simplify their data centers by standardizing storage management across their environment for more efficient use of their existing storage investment. In addition, these products help customers build scalable, high-performance file-based storage systems for their enterprise, including private and public clouds. They also enable enterprises to manage large storage environments and ensure the availability of critical applications. Products include: Veritas Storage Foundationtm, Veritas Cluster Servertm, and Symantec FileStoretm.

Services

Symantec Global Services help customers address information security, availability, storage, and compliance challenges at the endpoint and in complex, multi-vendor data center environments. Our Services segment delivers consulting, education, business critical, and managed services that help our customers maximize the value of their investment in our products and solutions.

Consulting, Education and Business Critical Services

Symantec Consulting Services provide advisory, product enablement, and residency services to enable customers to assess, design, transform, and operate their infrastructure, leveraging Symantec products and solutions. Education Services provide a full range of programs, including technical training and security awareness training, to help customers optimize their Symantec solutions. Business Critical Services, our highest level of service, provide personalized, proactive support from technical experts for enterprises that require secure, uninterrupted access to their data and applications.

Managed Services

Symantec Managed Services enable customers to place resource-intensive IT operations under the management of experienced Symantec specialists in order to optimize existing resources and focus on strategic IT projects. This helps customers by reducing IT complexity, managing IT risk, and lowering the cost of operations. These services include: Managed Security Services, Managed Endpoint Protection Services and Managed Backup Services.

Other

The Other segment includes sunset products and general administrative, unallocated costs and is not considered an active business component of the company.

Financial Information by Segment and Geographic Region

For information regarding our revenue by segment, revenue by geographical area, and long-lived assets by geographical area, see Note 11 of the Notes to Consolidated Financial Statements in this annual report. For information regarding the amount and percentage of our revenue contributed in each of our segments and our financial information, including information about geographic areas in which we operate, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to Consolidated Financial Statements in this annual report. For information regarding risks associated with our international operations, see Item 1A, Risk Factors.

Sales and Go-To-Market Strategy

Consumer

We sell our consumer products and services to individuals and home offices globally through a network of distribution partners and eCommerce channels. Our products are available to customers through retailers, distributors, direct marketers, Internet-based resellers, system builders, and ISPs. We have partnerships with nine of the top 10 OEMs globally to distribute our securities suites and with six of the top 10 OEMs globally to distribute our online backup product. We broadened our presence in retail stores, with our products now carried in more than 30,000 locations worldwide.

Sales in the Consumer business through our electronic distribution channel, which includes sales derived from OEMs, subscriptions, upgrades, online sales, and renewals, represented approximately 80 percent of revenue in the Consumer segment in fiscal 2010. Products are also available through our new global in-house eCommerce stores, which improves our ability to identify and capitalize on emerging customer needs and market trends as well as enhance the end-to-end customer experience.

Enterprise

We sell and market our products and related services to enterprise customers through our direct sales force of more than 3,500 sales representatives and through a variety of indirect sales channels, which include value-added resellers, large account resellers, and system integrators. We also sell our products in more than 40 countries through authorized distributors and OEMs who incorporate our technologies into their products, bundle our products with their offerings, or serve as authorized resellers of our products. Symantec has more than 40,000 distribution partners in its partner program worldwide. Our sales efforts are primarily targeted to senior executives and IT department personnel responsible for managing a company’s IT initiatives.

Marketing and Advertising

Our marketing expenditures relate primarily to advertising and promotion, which includes demand generation and brand recognition of our consumer and enterprise products. Our advertising and promotion efforts include, but are not limited to, electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. We also invest in cooperative marketing campaigns with distributors, resellers, retailers, OEMs, and industry partners.

We invest in various retention marketing and customer loyalty programs to help drive renewals and encourage customer advocacy and referrals. We also provide focused vertical marketing programs in targeted industries and countries.

We typically offer two types of rebate programs within most countries: volume incentive rebates to channel partners and promotional rebates to distributors and end users. Distributors and resellers earn volume incentive rebates primarily based upon product sales to end users. We also offer rebates to individual users who purchase products through various resale channels. Both volume incentive rebates and end-user rebates are accrued as an offset to revenue.

Research and Development

Symantec embraces a global research and development (“R&D”) strategy to drive organic innovation across the company. Engineers throughout the company pursue advanced projects and work with our engineering centers, research labs and global services teams to translate R&D into next-generation technologies and integrate our unique set of technology assets across the portfolio. Symantec focuses on short, medium, and long-term applied research, develops new products in emerging areas, participates in government-funded research projects, and partners with universities to conduct research to support Symantec’s strategy. Symantec holds more than 900 patents.

Symantec’s Security Technology and Response organization is a global team of security engineers, threat analysts, and researchers that provides the underlying functionality, content, and support for all Symantec enterprise, SMB and consumer security products. Symantec’s security experts monitor malicious code reports collected through the Global Intelligence Network to provide insight into emerging attacks, malicious code activity, phishing, spam, and other threats. The team uses this vast intelligence to develop new technologies and approaches, such as Symantec’s reputation-based security technology, to protect customer’s information.

Research and development expenses, exclusive of in-process research and development associated with acquisitions, were $857 million, $870 million and $895 million in fiscal 2010, 2009 and 2008, respectively, representing approximately 14%, 14% and 15% of revenue in the respective periods. We believe that technical leadership is essential to our success and we expect to continue to commit substantial resources to research and development.

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

Our consumer product support program provides self-help online services, phone, chat, email support, and fee-based premium support and diagnostic services to consumers worldwide. Customers that subscribe to LiveUpdate receive automatic downloads of the latest virus definitions, application bug fixes, and patches for most of our consumer products.

Customers

In fiscal 2010 and 2008, one distributor, Ingram Micro accounted for 10% of our total net revenue in both periods. In fiscal 2009, Ingram Micro did not account for 10% of total net revenue. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. In fiscal 2009 and 2008, one reseller, Digital River accounted for 10% and 11% of our total net revenues, respectively. In fiscal 2010, we launched a new, internally-developed eCommerce platform which will reduce our reliance on Digital River.

Acquisitions

Our acquisitions are designed to enhance the features and functionality of our existing products and extend our product leadership in core markets. We consider time to market, synergies with existing products, and potential market share gains when evaluating the economics of acquisitions of technologies, product lines, or companies. We may acquire and/or dispose of other technologies, products and companies in the future.

During fiscal 2010, we completed the following acquisitions:

Company Name	Company Description	Date Acquired

Gideon Technologies, Inc.	A provider of standards-based information security compliance solutions	January 22, 2010
SoftScan	A provider of hosted security solutions for e-mail and web in the Nordic region.	October 31, 2009

For further discussion of our acquisitions, see Note 4 of the Notes to Consolidated Financial Statements in this annual report.

Competition

Our markets are consolidating, highly competitive, and subject to rapid changes in technology. We are focused on integrating across the product portfolio and include next-generation technology capabilities into our solution set in order to differentiate ourselves from the competition. We believe that the principal competitive factors necessary to be successful in our industry include time to market, price, reputation, financial stability, breadth of product offerings, customer support, brand recognition, and effective sales and marketing efforts.

In addition to the competition we face from direct competitors, we face indirect or potential competition from retailers, application providers, operating system providers, network equipment manufacturers, and other OEMs, who may provide various solutions and functions in their current and future products. We also compete for access to retail distribution channels and for the attention of customers at the retail level and in corporate accounts. In addition, we compete with other software companies, operating system providers, network equipment manufacturers and other OEMs to acquire technologies, products, or companies and to publish software developed by third parties. We also compete with other software companies in our effort to place our products on the computer equipment sold to consumers and enterprises by OEMs.

The competitive environments in which each segment operates are described below.

Consumer

Some of the channels in which our consumer products are offered are highly competitive. Our competitors are intensely focused on customer acquisition, which has led such competitors to offer their technology for free, engage in aggressive marketing, or enter into competitive partnerships. Our primary competitors in the Consumer segment are McAfee, Inc. (“McAfee”), and Trend Micro Inc. (“Trend Micro”). There are also several smaller regional security companies and freeware providers that we compete against primarily in the EMEA and APJ regions. For our consumer backup offerings, our primary competitors are Mozy, Inc., owned by EMC Corporation (“EMC”), and Carbonite, Inc.

Security and Compliance

In the security and management markets, we compete against many companies that offer competing products to our solutions. Our primary competitors in the security and management market are LANDesk Software, Inc., McAfee, Microsoft Corporation (“Microsoft”), and Trend Micro. There are also several smaller regional security companies that we compete against primarily in the EMEA and APJ regions.

In the SaaS security market our primary competitors are Google Inc.’s Postini Services and Microsoft.

Storage and Server Management

The markets for storage and backup are intensely competitive. Our primary competitors are CA, Inc., CommVault Systems, Inc., EMC, Hewlett-Packard Company (“HP”), IBM Corp. (“IBM”), Microsoft, Sun Microsystems, Inc. (acquired by Oracle Corporation), and VMware, Inc.

Services

We believe that the principal competitive factors for our services segment include technical capability, customer responsiveness, and our ability to hire and retain talented and experienced services personnel. Our primary competitors in the services segment are EMC, HP, IBM, and regional specialized consulting firms. In the managed security services business, our primary competitors are IBM, and SecureWorks, Inc.

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

Employees

As of April 2, 2010, we employed more than 17,400 people worldwide, approximately 47 percent of whom reside in the U.S. Approximately 6,200 employees work in sales and marketing; 5,600 in research and development; 4,200 in support and services; and 1,400 in management and administration.

Other Information

Our Internet address is www.symantec.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

Adverse global economic events may harm our business, operating results and financial condition.

Adverse macroeconomic conditions could negatively affect our business, operating results or financial condition under a number of different scenarios. During challenging economic times and periods of high unemployment, current or potential customers may delay or forgo decisions to license new products or additional instances of existing products, upgrade their existing hardware or operating environments (which upgrades are often a catalyst for new purchases of our software), or purchase services. Customers may also have difficulties in obtaining the requisite third-party financing to complete the purchase of our products and services. An adverse macroeconomic environment could also subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously purchased products and services. Accordingly, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, weakness in the market for end users of our products could harm the cash flow of our distributors and resellers who could then delay paying their obligations to us or experience other financial difficulties. This would further increase our credit risk exposure and, potentially, cause delays in our recognition of revenue on sales to these customers.

In addition, financial institution difficulties may make it more difficult either to utilize our existing debt capacity or otherwise obtain financing for our operations, investing activities (including potential acquisitions) or financing activities. Specific economic trends, such as declines in the demand for PCs, servers, and other computing devices, or softness in corporate information technology spending, could have an even more direct, and harmful, impact on our business.

Fluctuations in demand for our products and services are driven by many factors, and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of our current and potential customers, levels of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines because of general economic conditions or for other reasons, our revenues and gross margin could be adversely affected.

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

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and will continue to incur, significant research and development expenses as we strive to remain competitive. New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•	Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers

•	Extending the operation of our products and services to new and evolving platforms, operating systems and hardware products, such as netbooks

•	Entering into new or unproven markets with which we have limited experience

•	Managing new product and service strategies, including integrating our various security and storage technologies, management solutions, customer service, and support into unified enterprise security and storage solutions

•	Incorporating acquired products and technologies

•	Addressing trade compliance issues affecting our ability to ship new or acquired products

•	Developing or expanding efficient sales channels

•	Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems

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

Security protection is also offered by some of our competitors at prices lower than our prices or, in some cases is bundled for free. Some companies offer the lower-priced or free security products within their computer hardware or software products that are inferior to our products. Our competitive position could be adversely affected to the extent that our customers perceive these security products as replacing the need for more effective, full featured products such as those that we provide. The expansion of these competitive trends could have a significant negative impact on our sales and financial results.

Another growing industry trend is the SaaS business model, where software vendors develop and host their applications for use by customers over the Internet. This allows enterprises to obtain the benefits of commercially licensed, internally operated software without the associated complexity or high initial set-up and operational costs. Advances in the SaaS business model could enable the growth of our competitors and could affect the success of our traditional software licensing models. We are offering our own SaaS offerings, including those related to our fiscal 2009 acquisition of Message Labs, and we continue to incorporate these offerings into our licensing model. However, we may not be able to successfully incorporate our SaaS offerings into our current licensing models. Our inability to successfully develop and market new and existing SaaS product offerings could cause us to lose business to competitors.

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

OEM Sales Channels.  A significant portion of our revenues is derived from sales through our OEM partners that incorporate our products into, or bundle our products with, their products. Our reliance on this sales channel involves many risks, including:

•	Our lack of control over the shipping dates or volume of systems shipped

•	Our OEM partners are generally not subject to minimum sales requirements or any obligation to market our products to their customers

•	Our OEM partners may terminate or renegotiate their arrangements with us and new terms may be less favorable due, among other things, to an increasingly competitive relationship with certain partners

•	Sales through our OEM partners are subject to changes in general economic conditions, strategic direction, competitive risks, and other issues that could result in a reduction of OEM sales

•	The development work that we must generally undertake under our agreements with our OEM partners may require us to invest significant resources and incur significant costs with little or no associated revenues

•	The time and expense required for the sales and marketing organizations of our OEM partners to become familiar with our products may make it more difficult to introduce those products to the market

•	Our OEM partners may develop, market, and distribute their own products and market and distribute products of our competitors, which could reduce our sales

•	In many cases we must incur up-front costs to access the OEM channel, particularly in the consumer market, and we may not recoup those up-front costs if customers do not ultimately activate and purchase our products

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

In June 2006, we sold $2.1 billion in aggregate principal amount of convertible senior notes. As a result of the sale of the notes, we have a substantially greater amount of long-term debt than we maintained prior to that sale. In addition, we have entered into a credit facility with a borrowing capacity of $1 billion. As of April 2, 2010, we had no borrowings under our credit facility. From time to time in the future, we may also incur indebtedness in addition to the amount available under our credit facility. Our maintenance of substantial levels of debt could adversely affect our flexibility to take advantage of certain corporate opportunities and could adversely affect our financial condition and results of operations. Of our outstanding convertible notes, $1.1 billion matures and is repayable in June 2011 and the balance is due in June 2013. We may be required to use all or a substantial portion of our cash balance to repay these notes on maturity unless we can obtain new financing.

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

From time to time we are a party to class action lawsuits, which often require significant management time and attention and result in significant legal expenses, and which could, if not determined favorably, negatively impact our business, financial condition, results of operations, and cash flows.

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

Certain of our products are distributed with software licensed by its authors or other third parties under so-called “open source” licenses, which may include, by way of example, the GNU General Public License (“GPL”), GNU Lesser General Public License (“LGPL”), the Mozilla Public License, the BSD License, and the Apache

License. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software if we combine our proprietary software with open source software in a certain manner. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source is submitted for approval prior to use in our products. In addition, many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business.

Our software products and website may be subject to intentional disruption that could adversely impact our reputation and future sales.

Although we believe we have sufficient controls in place to prevent intentional disruptions, we expect to be an ongoing target of attacks specifically designed to impede the performance of our products and harm our reputation as a company. Similarly, experienced computer programmers may attempt to penetrate our network security or the security of our website and misappropriate proprietary information and/or cause interruptions of our services. Because the techniques used by such computer programmers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. The theft and/or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an event could adversely affect our competitive position, reputation, brand and future sales of our products, and our customers may assert claims against us related to resulting losses of confidential or proprietary information. Our business could be subject to significant disruption, and we could suffer monetary and other losses and reputational harm, in the event of such incidents and claims.

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

Our effective tax rate may increase, which could increase our income tax expense and reduce (increase) our net income (loss).

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

Factors associated with our industry, the operation of our business, and the markets for our products may cause our quarterly financial results to fluctuate, including:

•	Reduced demand for any of our products

•	Entry of new competition into our markets

•	Competitive pricing pressure for one or more of our classes of products

•	Our ability to timely complete the release of new or enhanced versions of our products

•	Fluctuations in foreign currency exchange rates

•	The number, severity, and timing of threat outbreaks (e.g. worms and viruses)

•	Our resellers making a substantial portion of their purchases near the end of each quarter

•	Enterprise customers’ tendency to negotiate site licenses near the end of each quarter

•	Cancellation, deferral, or limitation of orders by customers

•	Movement in interest rates

•	The rate of adoption of new product technologies and new releases of operating systems

•	Weakness or uncertainty in general economic or industry conditions in any of the multiple markets in which we operate that could reduce customer demand and ability to pay for our products and services

•	Political and military instability, which could slow spending within our target markets, delay sales cycles, and otherwise adversely affect our ability to generate revenues and operate effectively

•	Budgetary constraints of customers, which are influenced by corporate earnings and government budget cycles and spending objectives

•	Disruptions in our business operations or target markets caused by, among other things, earthquakes, floods, or other natural disasters affecting our headquarters located in Silicon Valley, California, an area known for seismic activity, or our other locations worldwide

•	Acts of war or terrorism

•	Intentional disruptions by third parties

•	Health or similar issues, such as a pandemic

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

Our properties consist primarily of owned and leased office facilities for sales, research and development, administrative, customer service, and technical support personnel. Our corporate headquarters is located in Mountain View, California in a 667,000 square foot facility, of which 592,000 square feet is owned and 75,000 square feet is leased. We also lease an additional 83,000 square feet in the San Francisco Bay Area. Our leased facilities are occupied under leases that expire at various times through 2029. The following table presents the approximate square footage of our facilities as of April 2, 2010 (in thousands):

	Approximate Total Square
	Footage(1)
Location	Owned	Leased

Americas	1,721	1,378
Europe, Middle East, and Africa	285	688
Asia Pacific/Japan	—	1,355

Total	2,006	3,421

(1)	Included in the total square footage above are vacant, available-for-lease properties totaling approximately 253,000 square feet, and certain properties currently held-for-sale totaling approximately 251,000 square feet. Total square footage excludes approximately 180,000 square feet relating to facilities subleased to third parties.

We believe that our existing facilities are adequate for our current needs and that the productive capacity of our facilities is substantially utilized, except for assets held for sale.

Item 3.	Legal Proceedings

Information with respect to this Item may be found under the heading “Litigation Contingencies” in Note 9 of the Notes to Consolidated Financial Statements in this annual report which information is incorporated into this Item 3 by reference.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SYMC.” The high and low sales prices set forth below are as reported on the Nasdaq Global Select Market.

	Fiscal 2010				Fiscal 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$19.16	$18.28	$17.71	$18.17	$16.35	$17.27	$22.80	$21.95
Low	$16.13	$15.68	$14.65	$13.97	$12.54	$10.05	$16.88	$16.53

As of April 2, 2010, there were 2,502 stockholders of record of Symantec common stock. Symantec has never declared or paid any cash dividends on its capital stock. We currently intend to retain future earnings for use in our business, and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Repurchases of our equity securities

Stock repurchases during the three months ended April 2, 2010 were as follows:

				Maximum Dollar
				Value of Shares
				That May Yet be
			Total Number of Shares	Purchased Under
	Total Number of	Average Price	Purchased Under Publicly	the Plans
	Shares Purchased	Paid Per Share	Announced Plans or Programs	or Programs
	(In millions, except per share data)

January 2, 2010 to January 29, 2010	—	$—	—	$936
January 30, 2010 to February 26, 2010	10	$16.95	10	$756
February 27, 2010 to April 2, 2010	1	$16.67	1	$747

Total	11	$16.93	11

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our current program was authorized by our Board of Directors on October 27, 2009 to repurchase up to $1 billion of our common stock. This program does not have an expiration date, and as of April 2, 2010, $747 million remained authorized for future repurchases. For information with regard to our stock repurchase programs, see Note 10 of the Notes to Consolidated Financial Statements in this annual report.

Stock Performance Graphs

These performance graphs shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Symantec under the Securities Act or the Exchange Act.

Comparison of cumulative total return — March 31, 2005 to March 31, 2010

The graph below compares the cumulative total stockholder return on Symantec common stock from March 31, 2005 to March 31, 2010 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on March 31, 2005, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And The S & P Information Technology Index

*$100 invested on 3/31/05 in stock or index. Fiscal year ending March 31.

	3/05	3/06	3/07	3/08	3/09	3/10
Symantec Corporation	100.00	78.90	81.11	77.92	70.04	79.36
S & P 500	100.00	111.73	124.95	118.60	73.43	109.97
S & P Information Technology	100.00	113.53	117.05	116.55	81.51	128.79

Comparison of cumulative total return — June 23, 1989 to March 31, 2010

The graph below compares the cumulative total stockholder return on Symantec common stock from June 23, 1989 (the date of Symantec’s initial public offering) to March 31, 2010 with the cumulative total return on the S&P 500 Composite Index and the S&P Information Technology Index over the same period (assuming the investment of $100 in Symantec common stock and in each of the other indices on June 30, 1989, and reinvestment of all dividends, although no dividends other than stock dividends have been declared on Symantec common stock). Symantec has provided this additional data to provide the perspective of a longer time period which is consistent with Symantec’s history as a public company. The comparisons in the graph below are based on historical data and are not intended to forecast the possible future performance of Symantec common stock.

COMPARISON OF 21 YEAR CUMULATIVE TOTAL RETURN*
Among Symantec Corporation, The S & P 500 Index
And S & P Information Technology Index

*$100 invested on 6/23/89 in stock or 5/31/89 in index. Fiscal year ending March 31.

	6/89	3/90	3/91	3/92	3/93	3/94	3/95	3/96	3/97	3/98	3/99
Symantec Corporation	100.00	173.91	419.57	743.48	223.91	271.74	400.00	223.91	247.83	468.48	294.57
S & P 500	100.00	108.97	124.68	138.45	159.53	161.88	187.08	247.13	296.13	438.26	519.16
S & P Information Technology	100.00	102.38	120.64	135.21	154.40	181.96	247.95	326.72	469.94	721.22	1214.78

	3/00	3/01	3/02	3/03	3/04	3/05	3/06	3/07	3/08	3/09	3/10
Symantec Corporation	1306.52	727.17	1433.39	1362.78	3220.87	2967.65	2341.57	2406.96	2312.35	2078.61	2355.13
S & P 500	612.32	479.59	480.75	361.71	488.74	521.45	582.60	651.53	618.45	382.89	573.44
S&P Information Technology	2408.83	1014.28	1015.67	723.85	1044.49	1035.64	1198.01	1246.05	1247.31	898.40	1418.57

Item 6.	Selected Financial Data

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

During the past five fiscal years, we have made the following significant acquisitions:

•	AppStream, Inc., SwapDrive, Inc., PC Tools Pty. Limited, MessageLabs Group Limited during fiscal 2009

•	Altiris Inc. and Vontu Inc. during fiscal 2008

•	Veritas Software Corporation, WholeSecurity, Inc., Sygate Technologies, Inc., BindView Development Corporation, IMlogic, Inc., Relicore, Inc. during fiscal 2006

Each of these acquisitions was accounted for as a business purchase and, accordingly, the operating results of these businesses have been included in the Consolidated Financial Statements included in this annual report since their respective dates of acquisition.

Five-Year Summary

	Fiscal (a,b)
	2010(c)	2009	2008	2007(d)	2006(e)
	(In millions, except per share data)

Consolidated Statements of Operations Data:
Net revenue	$5,985	$6,150	$5,874	$5,199	$4,143
Operating income (loss)(f)	933	(6,470)	602	520	274
Net income (loss)(f)	$714	$(6,786)	$410	$366	$157
Net income (loss) per share — basic(f)	$0.88	$(8.17)	$0.47	$0.38	$0.16
Net income (loss) per share — diluted(f)	$0.87	$(8.17)	$0.46	$0.37	$0.15
Shares used to compute earnings per share — basic	810	831	868	961	999
Shares used to compute earnings per share — diluted	819	831	884	983	1,026
Balance Sheet Data:
Cash and cash equivalents	3,029	1,793	1,890	2,559	2,316
Total assets(f)	11,232	10,638	18,085	17,743	17,913
Convertible subordinated notes(g)	—	—	—	—	513
Convertible Senior Notes(h)	1,871	1,766	1,669	1,578	—
Other long-term liabilities(i)	50	90	106	21	25
Stockholders’ equity	$4,548	$4,147	$11,229	$11,911	$13,668

(a)	We have a 52/53-week fiscal year. Fiscal 2010, 2008, 2007, and 2006 was comprised of 52 weeks of operations. Fiscal 2009 was comprised of 53 weeks of operations.

(b)	The summary reflects adjustments for the retrospective adoption of new authoritative guidance on convertible debt instruments in the first quarter of fiscal 2010.

(c)	In the fourth quarter fiscal 2010, we adopted new authoritative guidance on revenue recognition. Our adoption of this guidance was applied to the beginning of our fiscal year and did not have a material impact on our consolidated financial statements. Our joint venture also adopted this guidance during its period ended December 31, 2009, which was applied to the beginning of its fiscal year. As a result of the joint venture’s adoption of the guidance, our net income increased by $12 million during our fiscal 2010.

(d)	In fiscal 2007, we adopted new authoritative guidance on share-based compensation. The adoption resulted in stock-based compensation charges of $155 million, $157 million, $164 million, and $154 million for fiscal years 2010, 2009, 2008, and 2007, respectively.

(e)	We acquired Veritas Software Corporation on July 2, 2005 and its results of operations are included from the date of acquisition.

(f)	During fiscal 2009, we recorded a non-cash goodwill impairment charge of $7.4 billion. For more information, see Note 5 of the Notes to the Consolidated Financial Statements in this annual report.

(g)	In fiscal 2006, in connection with our acquisition of Veritas, we assumed $520 million of 0.25% convertible subordinated notes. These notes were paid off in their entirety in August 2006.

(h)	In fiscal 2007, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes and $1.0 billion principal amount of 1.00% Convertible Senior Notes. For more information, see Notes 1 and 7 of the Notes to Consolidated Financial Statements in this annual report.

(i)	Beginning in fiscal 2008, we entered into OEM placement fee contracts, which is the primary driver for the increase in liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our Business

Symantec is a global provider of security, storage and systems management solutions that help businesses and consumers secure and manage their information. We provide customers worldwide with software and services that protect, manage and control information risks related to security, data protection, storage, compliance, and systems management. We help our customers manage cost, complexity and compliance by protecting their IT infrastructure as they seek to maximize value from their IT investments.

Fiscal Calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to fiscal years in this report relate to fiscal year and periods ended April 2, 2010, April 3, 2009 and March 28, 2008. Fiscal 2010 and 2008 each consisted of 52 weeks, while fiscal 2009 consisted of 53 weeks. Our 2011 fiscal year will consist of 52 weeks and will end on April 1, 2011.

Our Operating Segments

Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the March 2008 quarter, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. During the first quarter of fiscal 2010, we changed our reporting segments to better align to our operating structure, resulting in the Enterprise Vault products that were formerly included in the Security and Compliance segment being moved to the Storage and Server Management segment. Also, our SaaS offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. As a result, the revenue contribution from our SaaS offering primarily benefited our Security and Compliance segment following the move. We revised the segment information for the prior year to conform to the new presentation. For further descriptions of our operating segments, see Note 11 of the Notes to Consolidated Financial Statements in this annual report. Our reportable segments are the same as our operating segments.

Financial Results and Trends

Revenue decreased for fiscal 2010 compared to fiscal 2009. The challenging economic environment resulted in corporate IT budgets being reduced and spending has slowed from previous levels. Smaller IT budgets have led some of our corporate customers to purchase smaller volumes of our products, particularly in the Storage and Server Management segment. In addition, our storage business within the Storage and Server Management segment has been adversely affected for the last several quarters by the deceleration of demand in the server market. Additionally, we were also particularly affected by lower new license sales of our storage products on the Solaris platform. If the economic conditions affecting global markets continue or IT spending remains tight, we may continue to experience slower or negative revenue growth and our business and operating results might suffer. In light of these economic conditions, we will continue to align our cost structure with our revenue expectations. During fiscal 2010, we experienced significantly higher year-over-year OEM placement fee payments resulting from an increase in PC unit shipments on which our products were bundled. These increased payments had an adverse impact on our operating income and operating margins during the fiscal 2010 periods, particularly for our Consumer segment. We expect to see the revenue benefit from these increased placement fees in future periods.

We launched a new, internally-developed and operated eCommerce platform during fiscal 2010 that will replace the current online store for the company’s Norton-branded consumer products worldwide, excluding Japan. We believe this will improve our ability to identify and capitalize on emerging customer needs and market trends and enhance the end-to-end experience our customers have with us. We have been transitioning customers to the new online store in a phased approach. The new online store is gradually ramping up worldwide coverage and is expected to reach full capacity by June 30, 2010. The development and roll-out of our new eCommerce platform adversely affected the operating margins for our Consumer segment during fiscal 2010.

The fees we have paid to Digital River have historically been recorded as an offset to revenue. As a result of bringing the eCommerce business in-house, our consumer revenue is expected to increase due to the elimination of this offset to revenue. We expect revenue to increase in the range of $80 to $100 million in fiscal 2011 from this change. Conversely, the cost of running our own eCommerce platform will be classified primarily in operating expenses with some amounts flowing through cost of revenue. Therefore, operating expenses and cost of goods sold will both rise by a corresponding amount in 2011 and we believe the net impact to earnings per share for 2011 will be neutral. Over time, we expect our new eCommerce strategy to increase consumer operating margins. We expect to capture the differential between what we have traditionally paid Digital River and the ongoing cost of operating our own eCommerce platform.

Fluctuations in the U.S. dollar compared to foreign currencies favorably impacted our international revenue by approximately $14 million for fiscal 2010 as compared to fiscal 2009. Foreign currency fluctuations had relatively little overall impact on our international revenue growth for fiscal 2009 compared to fiscal 2008. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenue and operating results.

As discussed above under “Fiscal Calendar,” fiscal 2010 and 2008 consisted of 52 weeks, whereas fiscal 2009 consisted of 53 weeks. The extra week contributed to additional amortization of deferred revenue of approximately $75 million in fiscal 2009.

Our net income was $714 million for fiscal 2010 and was positively impacted by a decrease of $128 million in cost of revenue related to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarter of our fiscal 2010. Net income was also positively impacted by a $78.5 million tax benefit in the third quarter of fiscal 2010 resulting from the December 2009 Veritas v. Commissioner U.S. Tax Court decision relating to the Veritas 2000 and 2001 tax years. In addition, net income for fiscal 2010 was positively impacted by $47 million of net gain from the liquidation of certain foreign legal entities.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry. We recognize revenue primarily pursuant to the requirements under the authoritative guidance on software revenue recognition, and any applicable amendments or modifications. Revenue recognition requirements in the software industry are very complex and require us to make many estimates.

For arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, packaged products with content updates, managed security services, and subscriptions, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content updates, and arrangements where VSOE does not exist, such as managed security services and subscriptions. Deferred revenue totaled approximately $3.2 billion as of April 2, 2010, of which $371 million was classified as Long-term deferred revenue in the Consolidated Balance Sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

For arrangements that include both software and non-software elements that are within the scope of the newly adopted accounting standards, further described below under “Recently Adopted Authoritative Guidance”, we allocate revenue to the software deliverables as a group and non-software deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). When we are unable to establish selling price using VSOE or TPE, we use ESP to allocate the arrangement fees to the deliverables.

For our consumer products that include content updates, we recognize revenue and the associated cost of revenue ratably over the term of the subscription upon sell-through to end-users, as the subscription period commences on the date of sale to the end-user. We defer revenue and cost of revenue amounts for unsold product held by our distributors and resellers.

We expect our distributors and resellers to maintain adequate inventory of consumer packaged products to meet future customer demand, which is generally four or six weeks of customer demand based on recent buying trends. We ship product to our distributors and resellers at their request and based on valid purchase orders. Our distributors and resellers base the quantity of orders on their estimates to meet future customer demand, which may exceed the expected level of a four or six week supply. We offer limited rights of return if the inventory held by our distributors and resellers is below the expected level of a four or six week supply. We estimate future returns under these limited rights of return in accordance with the authoritative guidance on revenue recognition. We typically offer liberal rights of return if inventory held by our distributors and resellers exceeds the expected level. Because we cannot reasonably estimate the amount of excess inventory that will be returned, we primarily offset deferred revenue against trade accounts receivable for the amount of revenue in excess of the expected inventory levels.

Arrangements for managed security services and SaaS offerings are generally offered to our customers over a specified period of time, and we recognize the related revenue ratably over the maintenance, subscription, or service period.

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

Valuation of goodwill, intangible assets and long-lived assets

When we acquire businesses, we allocate the purchase price to tangible assets and liabilities and identifiable intangible assets acquired. Any residual purchase price is recorded as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates are based on information obtained from management of the acquired companies and historical experience. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur we may be required to record a charge against the value ascribed to an acquired asset or an increase in the amounts recorded for assumed liabilities.

Goodwill.  We review goodwill for impairment on an annual basis on the first day of the fourth quarter of each fiscal year, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable, at the reporting unit level. Our reporting units are consistent with our operating segments. Before performing the goodwill impairment test, we first assess the value of long-lived assets in each reporting unit, including tangible and intangible assets. We then perform a two-step impairment test on goodwill. In the first step, we compare the estimated fair value of equity of each reporting unit to its allocated carrying value (book value) of equity. If the carrying value of the reporting unit exceeds the fair value of the equity associated with that unit, there is an indicator of impairment and we must perform the second step of the impairment test. This second step involves determining the implied fair value of that reporting unit’s goodwill in a manner similar to the purchase price allocation for an acquired business, using the reporting unit’s calculated fair value as an assumed purchase price. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

The process of estimating the fair value and carrying value of our reporting units’ equity requires significant judgment at many points during the analysis. Many assets and liabilities, such as accounts receivable and property and equipment, are not specifically allocated to an individual reporting unit, and therefore, we apply judgment to allocate the assets and liabilities, and this allocation affects the carrying value of the respective reporting units. Similarly, we use judgment to allocate goodwill to the reporting units based on relative fair values. The use of relative fair values has been necessary for certain reporting units due to changes in our operating structure in prior years. To determine a reporting unit’s fair value, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. We evaluate the reasonableness of this approach with the market approach, which involves a review of the carrying value of our assets relative to our market capitalization and to the valuation of publicly traded companies operating in the same or similar lines of business.

Applying the income approach requires that we make a number of important estimates and assumptions. We estimate the future cash flows of each reporting unit based on historical and forecasted revenue and operating costs. This, in turn, involves further estimates, such as estimates of future revenue and expense growth rates and foreign exchange rates. In addition, we apply a discount rate to the estimated future cash flows for the purpose of the valuation. This discount rate is based on the estimated weighted-average cost of capital for each reporting unit and may change from year to year. For example, in our valuation process in the fourth quarter of fiscal 2010 we used a lower discount rate than in the prior year due to stabilized risk associated with the global economic conditions. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect our impairment analysis for a given year.

As of April 2, 2010, our goodwill balance was $4.6 billion. Based on the impairment analysis performed on January 2, 2010, we determined that the fair value of each of our reporting units exceeded the carrying value of the unit by more than 20% of the carrying value. While discount rates are only one of several important estimates used in the analysis, we determined that an increase of one percentage point in the discount rate used for each respective reporting unit would not have resulted in an impairment indicator for any unit at the time of this analysis.

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

Intangible Assets.  We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. In addition, for intangible assets with indefinite lives, we review such assets for impairment on an annual basis consistent with the timing of the annual evaluation for goodwill. An impairment loss would be recognized when the sum of the undiscounted estimated future cash flows expected to result from the use of the asset group and its eventual disposition is less than its carrying amount. Such impairment loss would be measured as the difference between the carrying amount of the asset group and its fair value. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our identifiable intangible assets could change significantly. Such change could result in impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

We record impairment charges on developed technology or acquired product rights when we determine that the net realizable value of the assets may not be recoverable. To determine the net realizable value of the assets, we use the estimated future gross revenue from each product. Our estimated future gross revenue of each product is based on company forecasts and is subject to change.

Long-Lived Assets (including Assets Held for Sale).  We assess long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical and anticipated results and are subject to many factors which could change and cause a material impact to our operating results or financial condition. We record impairment charges on long-lived assets held for sale when we determine that the carrying value of the long-lived assets may not be recoverable. In determining our fair value, we obtain and consider market value appraisal information from third-parties.

Fair Value of Financial Instruments

The assessment of fair value for our financial instruments is based on the authoritative guidance on fair value measurements which establishes a fair value hierarchy that is based on three levels of inputs and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

As of April 2, 2010, our financial instruments measured at fair value on a recurring basis included $2.4 billion of assets. Our cash equivalents primarily consist of money market funds, bank securities, and government securities and represent 99% of our total financial instruments measured at fair value on a recurring basis.

As of April 2, 2010, $2.1 billion of investments were classified as Level 1, most of which represents investments in money market funds. These were classified as Level 1 because their valuations were based on quoted prices for identical securities in active markets. Determining fair value for Level 1 instruments generally does not require significant management judgment.

As of April 2, 2010, $342 million of investments were classified as Level 2, of which $216 million and $116 million (representing a combined 97% of Level 2 financial instruments) represent investments in bank securities and government securities, respectively. These were classified as Level 2 because either (1) the estimated fair value is based on the fair value of similar securities or (2) their valuations were based on pricing models with all significant inputs derived from or corroborated by observable market prices for identical securities in markets with insufficient volume or infrequent transactions (less active markets). Level 2 inputs generally are based on non-binding market consensus prices that are corroborated by observable market data; quoted prices for similar instruments; and/or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities or quoted prices for similar assets or liabilities. While determining the fair value for Level 2 instruments does not necessarily require significant management judgment, it generally involves the following level of judgment and subjectivity:

•	Determining whether a market is considered active- An assessment of an active market for marketable securities generally takes into consideration whether a trading market exists for a given instrument or trading volume for each instrument type. Our Level 2 financial instruments were classified due to either low trading activity in active markets or no active market existing. For those securities where no active market existed, amortized cost was used and approximates fair value because of their short maturities. For certain financial instruments classified as Level 2 as of April 2, 2010, we used identical securities for determining fair value.

•	Determining which model-derived valuations to use in determining fair value- When observable market prices for identical securities or similar securities are not available, we may price marketable securities using: non-binding market consensus prices that are corroborated with observable market data; or pricing models, such as discounted cash flow approaches, with all significant inputs derived from or corroborated with observable market data. In addition, the credit ratings for issuers of debt instruments in which we are invested could change, which could lead to lower fair values. As of April 2, 2010, the fair value of $6 million of fixed-income securities was determined using benchmark pricing models for identical or similar securities.

As of April 2, 2010, we have no financial instruments with unobservable inputs classified in Level 3 under the hierarchy set forth under the authoritative guidance on fair value measurements. Level 3 instruments generally would include unobservable inputs to be used in the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Stock-based Compensation

We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the options, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends.

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

In accordance with the authoritative guidance on stock compensation, we only record stock-based compensation expense for awards that are expected to vest. As a result, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. Although we estimate forfeitures based on historical experience, actual forfeitures may differ. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted when we record a true-up for the difference in the period that the awards vest.

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with the authoritative guidance on contingencies. We assess the likelihood of any adverse judgments or outcomes from a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each separate matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time of our assessment. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our operating results and financial position.

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

We account for uncertain tax issues pursuant to authoritative guidance based on a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We adjust reserves for our uncertain tax positions due to changing facts and circumstances, such as the closing of a tax audit, refinement of estimates, or realization of earnings or deductions that differ from our estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will impact our tax provision in our Consolidated Statements of Operations in the period in which such determination is made.

We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations.

In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of the tax years 2000-2001 transfer pricing dispute which in turn is being addressed in the U.S. Tax Court. To the extent that we owe taxes as a result of the transfer pricing dispute, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made. We made a payment of $130 million to the IRS for this matter in May 2006. We applied $110 million of this payment as a deposit on the outstanding transfer pricing matter for the tax years 2000-2004.

RESULTS OF OPERATIONS

Total Net Revenue

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Net revenue	$5,985	$(165)	(3)%	$6,150	$276	5%	$5,874

Net revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to a $336 million decrease in License revenue partially offset by a $171 million increase in Content, subscription, and maintenance revenue. The net decrease was primarily due to decreased license revenue from our Storage and Server Management segment as a result of the overall market weakness in server sales and tight IT spending due to the global economic slowdown and the uncertainty surrounding the acquisition of Sun Microsystems, Inc. by Oracle Corporation. This decrease was partially offset by strength in our Consumer segment and the items discussed above under “Financial Results and Trends.”

Net revenue increased for fiscal 2009, as compared to fiscal 2008, primarily due to a $302 million increase in Content, subscription, and maintenance revenue. This increase was primarily related to increased revenue in our Storage and Server Management and Services segments and the items discussed above under “Financial Results and Trends.”

Content, subscription, and maintenance revenue

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Content, subscription, and maintenance revenue	$5,034	$171	4%	$4,863	$302	7%	$4,561
Percentage of total net revenue	84%			79%			78%

Content, subscription, and maintenance revenue increased for fiscal 2010, as compared to fiscal 2009, as a result of strength in our Consumer segment primarily due to increases in revenue from acquired security products and the gradual global ramp up of our eCommerce platform, as well as revenue from our fiscal 2009 acquisitions of MessageLabs and PC Tools, and the items discussed above under “Financial Results and Trends.”

Content, subscription, and maintenance revenue increased for fiscal 2009, as compared to fiscal 2008, primarily due to an aggregate increase in content, subscription and maintenance revenue from the Storage and Server Management and Services segments of $237 million. The increase in these two segments’ revenue was largely attributable to demand for our Storage and Server Management products and consulting services as a result of increased demand for security and storage solutions. This increased demand was driven by the proliferation of structured and unstructured data and increasing sales of services in conjunction with our license sales. The increased demand was also a result of our focus on offering our customers a more comprehensive IT solution. Furthermore, growth in our customer base through acquisitions and new license sales resulted in an increase to Content, subscription, and maintenance revenue because a large number of our customers renew their annual maintenance contracts.

License revenue

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

License revenue	$951	$(336)	(26)%	$1,287	$(26)	(2)%	$1,313
Percentage of total net revenue	16%			21%			22%

License revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to the global economic slowdown and customers emphasizing purchases of smaller volumes of new licenses consistent with their near term needs during the periods presented, as well as for the items discussed above under “Financial Results and Trends.”

License revenue decreased slightly for fiscal 2009, as compared to fiscal 2008, primarily due to a decrease in revenue related to our Security and Compliance products, offset by an increase in revenue related to our Storage and Server Management products. The decreases in Security and Compliance license revenue was primarily a result of the challenging economic environment and a decline in demand from small and medium businesses. The offsetting increases in Storage and Server Management license revenue are a result of increased demand for storage solutions driven by the proliferation of structured and unstructured data.

Net revenue and operating income by segment

Consumer Segment

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Consumer revenue	$1,871	$98	6%	$1,773	$27	2%	$1,746
Percentage of total net revenue	31%			29%			30%
Consumer operating income	$860	$(88)	(9)%	$948	$9	1%	$939
Percentage of Consumer revenue	46%			53%			54%

Consumer revenue increased for fiscal 2010, as compared to fiscal 2009, primarily due to increases in revenue from acquired security products, our core consumer products in the electronic channel, and the items discussed above under “Financial Results and Trends.”

Our electronic channel sales are derived from OEMs, subscriptions, upgrades, online sales, and renewals. Electronic channel revenue has increased year-over-year since fiscal 2008. Electronic sales accounted for approximately 81%, 78%, and 73% of Consumer revenue for fiscal 2010, 2009 and 2008, respectively.

Operating income for the Consumer segment decreased for fiscal 2010, as compared to fiscal 2009, as expense growth outpaced revenue growth. Total expenses for the segment increased primarily as a result of the higher OEM placement fees and costs associated with our development and operation of our new proprietary eCommerce platform, both discussed above under “Financial Results and Trends.”

Consumer revenue increased for fiscal 2009, as compared to fiscal 2008, primarily due to an increase from our core consumer security products in our electronic channels, partially offset by a decrease in our retail channels. In addition, Consumer revenue increased from the sale of our consumer services and acquired security products.

Operating income for this segment increased for fiscal 2009, as compared to fiscal 2008, as the increase in revenue more than offset the increase in expenses. Total expenses for fiscal 2009 increased primarily as a result of the PC Tools acquisition.

Security and Compliance Segment

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Security and Compliance revenue	$1,411	$(39)	(3)%	$1,450	$8	1%	$1,442
Percentage of total net revenue	24%			24%			25%
Security and Compliance operating income	$371	$(69)	(16)%	$440	$21	5%	$419
Percentage of Security and Compliance revenue	26%			30%			29%

Security and Compliance revenue decreased for fiscal 2010, as compared to fiscal 2009, as a result of the items discussed above under “Financial Results and Trends,” partially offset by increases in revenue from acquired security products.

Operating income for the segment decreased for fiscal 2010, as compared to fiscal 2009, as revenue decreased while expenses increased as a result of our fiscal 2009 acquisitions, partially offset by our cost containment measures.

Security and Compliance revenue was relatively consistent for fiscal 2009, as compared to fiscal 2008.

Operating income for the Security and Compliance segment increased for fiscal 2009, as compared to fiscal 2008, as expenses decreased while revenue growth remained relatively consistent. Total expenses for fiscal 2009 benefited from our ongoing focus on cost efficiency.

Storage and Server Management Segment

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Storage and Server Management segment	$2,287	$(206)	(8)%	$2,493	$190	8%	$2,303
Percentage of total net revenue	38%			40%			39%
Storage and Server Management operating income	$1,097	$16	1%	$1,081	$361	50%	$720
Percentage of Storage and Server Management revenue	48%			43%			31%

Storage and Server Management revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to the overall market weakness in server sales and our customers buying smaller volumes of new licenses consistent with their near term needs, particularly with respect to our storage management products, as well as the items discussed above under “Financial Results and Trends.”

Operating income for the Storage and Server Management segment increased for fiscal 2010, as compared to fiscal 2009, as the decrease in expenses more than offset the decrease in revenue due to our ongoing focus on cost efficiency.

Storage and Server Management revenue increased for fiscal 2009, as compared to fiscal 2008, primarily due to increased sales of products related to storage management, data protection, disaster recovery and products supporting high availability. The demand for these products was driven by the increase in the proliferation of structured and unstructured data, as well as the increasing demand for optimization of storage systems.

Operating income for the Storage and Server Management segment increased for fiscal 2009, as compared to fiscal 2008, as the growth in revenue was coupled with a decrease in expenses. Total expenses for fiscal 2009 decreased partly as a result of fiscal 2008 divestiture of a business.

Services Segment

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Services segment	$416	$(17)	(4)%	$433	$52	14%	$381
Percentage of total net revenue	7%			7%			6%
Services operating income (loss)	$42	$9	27%	$33	$56	243%	$(23)
Percentage of Services revenue	10%			8%			(6)%

Services revenue decreased for fiscal 2010, as compared to fiscal 2009, primarily due to a reduction in consulting revenue associated with new license sales, in addition to the items discussed above under “Financial Results and Trends.”

Operating income for the Services segment increased for fiscal 2010, as compared to fiscal 2009, as various cost control initiatives led to better margins.

Services revenue increased for fiscal 2009, as compared to fiscal 2008, primarily due to an increase in revenue in our consulting services and Business Critical Services, as a result of increased demand for more comprehensive software implementation assistance and increased demand for our Business Critical Services. Customers purchased our service offerings in conjunction with the purchase of our products and augmented the capabilities of their own IT staff with our onsite consultants.

The operating loss for the Services segment decreased for fiscal 2009, as compared to fiscal 2008, as revenue growth exceeded expense growth for the segment. Our focus on margin improvement contributed to the decrease in operating loss.

Other segment

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Other segment	$—	$(1)	(100)%	$1	$(1)	(50)%	$2
Percentage of total net revenue	0%			0%			0%
Other operating loss	$(1,437)	$7,535	*	$(8,972)	$(7,519)	*	$(1,453)
Percentage of Other revenue	*			*			*

*	Percentage not meaningful

Revenue from our Other segment consists primarily of sunset products and products nearing the end of their life cycle. The operating loss of our Other segment includes general and administrative expenses; amortization of acquired product rights, other intangible assets, and other assets; impairment charges for goodwill and assets held for sale; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments. The operating loss of our Other segment for fiscal 2009 primarily consisted of a non-cash goodwill impairment charge of $7.4 billion.

Net revenue by geographic region

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Americas (U.S., Canada and Latin America)	$3,241	$(75)	(2)%	$3,316	$220	7%	$3,096
Percentage of total net revenue	54%			54%			53%
EMEA (Europe, Middle East, Africa)	$1,838	$(120)	(6)%	$1,958	$(5)	0%	$1,963
Percentage of total net revenue	31%			32%			33%
Asia Pacific/Japan	$906	$30	3%	$876	$61	7%	$815
Percentage of total net revenue	15%			14%			14%
Total net revenue	$5,985			$6,150			$5,874

Americas revenue decreased for fiscal 2010 as compared to fiscal 2009 primarily due to decreased revenue related to our Storage and Server Management, Security and Compliance and Services segments, partially offset by increased revenue related to our Consumer segment.

EMEA revenue decreased for fiscal 2010 as compared to fiscal 2009 primarily due to decreased revenue across all of our segments, particularly Storage and Server Management.

Asia Pacific Japan revenue increased for fiscal 2010 as compared to fiscal 2009 primarily due to increased revenue related to our Consumer and Security and Compliance segments, partially offset by decreased revenue in our Storage and Server Management segment.

Americas revenue increased for fiscal 2009 as compared to fiscal 2008 primarily due to increased revenue related to our Storage and Server Management and Services segments. In addition, for fiscal 2009 as compared to fiscal 2008, Americas revenue related to our Consumer segment increased driven by demand for our Consumer segment products suites.

EMEA revenue decreased slightly for fiscal 2009 as compared to fiscal 2008 primarily due to decreased revenue related to our Consumer and Security and Compliance segments as a result of a strengthening U.S. dollar and a decrease in endpoint security product sales to small and medium sized businesses. This decrease was partially offset by an increase in revenue related to our Storage and Server Management and Services segments.

Asia Pacific Japan revenue increased for fiscal 2009 as compared to fiscal 2008 primarily due to increased revenue related to our Storage and Server Management segment.

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

Cost of Revenue

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Cost of revenue	$1,105	$(122)	(10)%	$1,227	$7	1%	$1,220
Gross margin	82%			80%			79%

Cost of revenue consists primarily of the amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing and direct material costs, and royalties paid to third parties under technology licensing agreements.

Gross margin increased in fiscal 2010, as compared to fiscal 2009, primarily due to a decrease in amortization of acquired product rights related to our acquisition of Veritas.

Gross margin increased slightly in fiscal 2009, as compared to fiscal 2008, primarily due to higher revenue and, to a lesser extent, lower OEM royalty payments and distribution costs, partially offset by a year-over-year increase in technical support costs.

Cost of content, subscription, and maintenance

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Cost of content, subscription, and maintenance	$849	$9	1%	$840	$14	2%	$826
As a percentage of related revenue	17%			17%			18%

Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance as a percentage of related revenue remained relatively consistent for fiscal 2010, as compared to fiscal 2009, as increases in royalty and technical support costs were partially offset by decreases in services and distribution costs for the respective periods.

Cost of content, subscription, and maintenance as a percentage of related revenue for fiscal 2009 decreased slightly as compared to fiscal 2008. The decrease was primarily driven by higher revenue, lower OEM royalties and distribution costs, partially offset by a year-over-year increase in technical support costs.

Cost of license

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Cost of license	$22	$(13)	(37)%	$35	$(10)	(22)%	$45
As a percentage of related revenue	2%			3%			3%

Cost of license consists primarily of royalties paid to third parties under technology licensing agreements and manufacturing and direct material costs. Cost of license remained relatively consistent as a percentage of the related revenue for fiscal 2010, as compared to fiscal 2009.

Cost of license remained consistent as a percentage of the related revenue for fiscal 2009 as compared to fiscal 2008. Decreases in manufacturing and site license costs were partially offset by higher royalties.

Amortization of acquired product rights

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Amortization of acquired product rights	$234	$(118)	(34)%	$352	$3	1%	$349
Percentage of total net revenue	4%			6%			6%

Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for fiscal 2010, as compared to fiscal 2009, was primarily due to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarter of our fiscal 2010. This decrease was partially offset by additional amortization from product rights acquired from SwapDrive, PC Tools and MessageLabs during fiscal 2009.

The increase in amortization for fiscal 2009, as compared to fiscal 2008, was primarily due to amortization associated with our SwapDrive, PC Tools and MessageLabs acquisitions during fiscal 2009, offset in part by the APM business divestiture in fiscal 2008.

Operating Expenses

Operating expenses overview

As discussed above under “Financial Results and Trends,” our operating expenses for fiscal 2010 include 52 weeks of activity as compared to 53 weeks for fiscal 2009, which had a favorable impact on the year-over-year comparison of our operating expenses. Our operating expenses for fiscal 2010, as compared to fiscal 2009, were not materially impacted by changes in foreign exchange rates.

Our operating expenses for fiscal 2009, as compared to fiscal 2008, increased as a result of an additional week during fiscal 2009, which was partially offset by a stronger U.S. dollar in fiscal 2009 compared to fiscal 2008.

Our operating expenses for Fiscal 2010, 2009 and 2008 were favorably impacted by the restructuring plans discussed below.

Sales and marketing expense

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Sales and marketing expense	$2,367	$(19)	(1)%	$2,386	$(29)	(1)%	$2,415
Percentage of total net revenue	40%			39%			41%

Sales and marketing expense remained relatively flat during fiscal 2010 as compared to fiscal 2009. Fiscal 2010 sales and marketing expense reflects the impact of our prior year restructuring plan, partially offset by increases in headcount related expenses from our fiscal 2009 acquisitions and increases in Consumer OEM fees and costs associated with the development and operations of our new proprietary eCommerce platform. As a percent of net revenue, sales and marketing expense increased as a result of these factors coupled with the decrease in total net revenue.

Sales and marketing expense decreased during fiscal 2009, as compared to fiscal 2008, as a result of favorable foreign exchange rates and our restructuring plans, partially offset by an additional week of operations for fiscal 2009. As a percent of net revenue, sales and marketing expense decreased as a result of these factors coupled with the increase in total net revenue.

Research and development expense

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Research and development expense	$857	$(13)	(1)%	$870	$(25)	(3)%	$895
Percentage of total net revenue	14%			14%			15%

As a percent of net revenue, research and development expense has remained relatively consistent in fiscal 2010, 2009 and 2008.

General and administrative expense

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

General and administrative expense	$352	$9	3%	$343	$(5)	(1)%	$348
Percentage of total net revenue	6%			6%			6%

General and administrative expense has remained relatively consistent for the periods presented, both in absolute dollars and as a percentage of net revenue.

Amortization of other purchased intangible assets

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Amortization of other purchased intangible assets	$247	$14	6%	$233	$8	4%	$225
Percentage of total net revenue	4%			4%			4%

Other purchased intangible assets are comprised of customer relationships and tradenames. Amortization for fiscal 2010, compared to fiscal 2009, increased as a result of our fiscal 2009 acquisitions. As a percentage of net revenue, amortization of other purchased intangible assets remained relatively consistent for fiscal 2010 compared to fiscal 2009. Amortization for fiscal 2009 compared to fiscal 2008 was relatively consistent.

Restructuring and transformation

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Severance	$56			$64			$59
Facilities and other	10			11			15
Transition, transformation and other costs	28			21			—

Restructuring and transformation	$94	$(2)	(2)%	$96	$22	30%	$74

Percentage of total net revenue	2%			2%			1%

The restructuring charges for fiscal 2010 primarily consisted of severance and charges related to the 2010 Restructuring Plan (“2010 Plan”) and 2008 Restructuring Plan (“2008 Plan”), and transition and transformation costs related to the outsourcing of certain back office functions. The restructuring charges for fiscal 2009 and fiscal 2008, primarily consisted of severance charges related to the 2008 Plan and prior plans and acquisition-related plans.

Total remaining severance charges are estimated to range from $50 million to $80 million, primarily for the 2010 Plan. Total remaining facilities charges are estimated to range from $35 million to $45 million related to the 2010 Plan. Total remaining costs for the transition and transformation activities associated with outsourcing back office functions are estimated to be approximately $10 million to $20 million. For further information on restructuring, see Note 8 of the Notes to Consolidated Financial Statements.

Impairment of goodwill and Loss and impairment of assets held for sale

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Impairment of goodwill	$—	$(7,419)	(100)%	$7,419	$7,419	100%	$—
Percentage of total net revenue	0%			121%			0%
Loss and impairment of assets held for sale	$30	$(16)	(35)%	$46	$(49)	(52)%	$95
Percentage of total net revenue	1%			1%			2%

In accordance with the authoritative guidance on goodwill and other intangibles, we evaluate goodwill for impairment at least annually and any time business conditions indicate a potential change in recoverability. During the fourth quarter of fiscal 2010, we performed our annual impairment analysis and determined that goodwill was not impaired. During the third quarter of fiscal 2009, we concluded that there were impairment indicators, including the challenging economic environment and a decline in our market capitalization, which required us to perform an interim goodwill impairment analysis. The analysis was not completed during the third quarter of fiscal 2009 and an estimated impairment charge of $7.0 billion was recorded. The analysis was subsequently finalized and an additional impairment charge of $413 million was included in our results for the fourth quarter of fiscal 2009. As a result, we incurred a total impairment charge of $7.4 billion for fiscal 2009. We also performed our annual impairment analysis during the fourth quarter of fiscal 2009 and determined that no additional impairment charge was necessary.

For the purposes of this analysis, our estimates of fair value are based on a combination of the income approach, and the market approach. The income approach estimates the fair value of our reporting units based on the future discounted cash flows. We also consider the market approach, which estimates the fair value of our reporting units based on comparable market prices.

During fiscal 2010, 2009 and 2008, we recognized impairments of $20 million, $46 million, and $93 million, respectively, on certain land and buildings classified as held for sale. The impairments were recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell. Also, in fiscal 2010 and 2008, we sold assets for $42 million and $98 million, which resulted in losses of $10 million and $2 million, respectively. We sold properties in fiscal 2009 for $40 million with an immaterial loss.

Non-operating income and expense

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Interest income	$6			$37			$77
Interest expense	(129)			(125)			(119)
Other income, net	55			8			63

Total	$(68)	$12	(15)%	$(80)	$(101)	(481)%	$21

Percentage of total net revenue	(1)%			(1)%			0%

The decrease in interest income during fiscal 2010, as compared to fiscal 2009, is due to a lower average yield on our invested cash and short-term investment balances. Interest expense for fiscal 2010, as compared to fiscal 2009, remained relatively consistent. Other income, net for fiscal 2010 includes net gains of $47 million from the liquidation of certain foreign legal entities. The liquidations resulted in the release of cumulative translation adjustments from accumulated other comprehensive income related to these entities.

Interest income decreased during fiscal 2009 and 2008 primarily due to lower average cash balances outstanding and lower average yields on our invested cash and short-term investment balances. Interest expense for fiscal 2009, as compared to fiscal 2010, remained relatively consistent. Other income, net for fiscal 2008 includes a net gain from settlements of litigation of approximately $59 million.

Provision for income taxes

	Fiscal
	2010	2009	2008
	($ in millions)

Provision for income taxes	$112	$183	$213
Effective tax rate on earnings	13%	(3)%	34%

Our effective tax rate was approximately 13%, (3)% and 34% in fiscal 2010, 2009, and 2008, respectively.

The tax expense in fiscal 2010 was significantly reduced by the following benefits recognized in the year: (1) $78.5 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below), (2) $11 million tax benefit from the reduction of our valuation allowance for certain deferred tax assets, (3) $17 million tax benefit from lapses of statutes of limitation, (4) $9 million tax benefit from the conclusion of U.S. and foreign audits, (5) $7 million tax benefit to adjust taxes provided in prior periods, and (6) $6.5 million tax benefit from current year discrete events. The change in the valuation allowance follows discussions with Irish Revenue in the third quarter of fiscal 2010, the result of which accelerates the timing of the use of certain Irish tax loss carryforwards in the future. The tax expense in fiscal 2009 was materially impacted by the inclusion of a $56 million tax benefit associated with the $7.0 billion impairment of goodwill in the third quarter of fiscal 2009.

The effective tax rates for all periods presented otherwise reflects the benefits of lower-taxed foreign earnings and losses from our joint venture with Huawei (“joint venture”) (fiscal 2010 and 2009 only), domestic manufacturing incentives, and research and development credits, partially offset by state income taxes.

As a result of the impairment of goodwill in fiscal 2009, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. Levels of future taxable income are subject to the various risks and uncertainties discussed in Part I, Item 1A, Risk Factors, set forth in this annual report. We considered the following as positive evidence: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 2, 2010 of $519 million, after application of the valuation allowances, are realizable on a “more likely than not” basis.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related R&D must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changed our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. On March 22, 2010, the Ninth Circuit Court of Appeals issued a revised decision affirming the decision of the Tax Court. The Ninth Circuit’s decision agreed with the Tax Court’s finding that related companies are not required to share such costs. As a result of the Ninth Circuit’s revised ruling, we released the liability established in our first quarter of fiscal 2010, which resulted in a $7 million tax benefit and increase of additional paid-in capital of approximately $30 million in the fourth quarter of fiscal 2010. For fiscal 2010, there was no net income tax expense impact.

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

Loss from joint venture

	Fiscal	2010 vs. 2009		Fiscal	2009 vs. 2008		Fiscal
	2010	$	%	2009	$	%	2008
	($ in millions)

Loss from joint venture	$39	$(14)	(26)%	$53	$53	100%	$—
Percentage of total net revenue	1%			1%			0%

On February 5, 2008, Symantec formed a joint venture with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances for global telecommunications carriers and enterprise customers.

As described in Note 6 of the Notes to Consolidated Financial Statements in this annual report, the joint venture adopted new authoritative guidance on revenue arrangements with multiple deliverables during its period ended December 31, 2009, which was applied to the beginning of its fiscal year. As a result of the joint venture’s adoption of the guidance, our net income was $12 million higher for fiscal 2010 than it would have been under the pre-existing accounting guidance. We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears.

For fiscal 2010, we recorded a loss of approximately $39 million related to our share of the joint venture’s net loss incurred for the period from January 1, 2009 to December 31, 2009. For fiscal 2009, we recorded a loss of approximately $53 million related to our share of the joint venture’s net loss incurred for the period from February 5, 2008 (its date of inception) to December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We have historically relied on cash flow from operations, borrowings under a credit facility and issuances of convertible notes and equity securities for our liquidity needs.

In fiscal 2007, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, amortization and impairment) as well as certain other non-financial covenants. As of April 2, 2010, we were in compliance with all required covenants and there was no outstanding balance on the credit facility.

As of April 2, 2010, we had cash and cash equivalents of $3.0 billion and short-term investments of $15 million resulting in a net liquidity position of approximately $4.0 billion, which is defined as unused availability of the credit facility, cash and cash equivalents and short-term investments.

We believe that our existing cash and investment balances, our borrowing capacity, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months.

Uses of Cash

Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt and payments of taxes. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.

Line of Credit.  There were no borrowings under our credit facility for the fiscal year ended April 2, 2010. For the fiscal year ended April 3, 2009, we repaid the entire $200 million principal amount, plus $3 million of accrued interest, that we borrowed during fiscal 2008 under the credit facility.

Acquisition-related.  For fiscal 2010, we acquired two companies for an aggregate payment of $31 million, net of cash acquired. For fiscal 2009, we acquired MessageLabs, PC Tools, SwapDrive and several other companies for an aggregate payment of $1.1 billion, net of cash acquired. For fiscal 2008, we acquired Altiris and two other companies for an aggregate payment of $1.2 billion, net of cash acquired. Also, in fiscal 2008, we entered into a joint venture with Huawei Technologies Co., Limited and contributed $150 million in cash.

Convertible Senior Notes.  In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes (collectively the “Senior Notes”) due June 15, 2013. Concurrently with the issuance of the Senior Notes, we entered into note hedge transactions for $592 million with affiliates of certain of the initial purchasers whereby we have the option to purchase up to 110 million shares of our common stock at a price of $19.12 per share. For the fiscal years ended April 2, 2010, April 3, 2009 and March 28, 2008, we have not repaid any of this debt other than the related interest costs.

Stock Repurchases.  We repurchased 34 million, 42 million and 81 million shares for $553 million, $700 million and $1.5 billion during fiscal 2010, 2009 and 2008, respectively. As of April 2, 2010, we had $747 million remaining under the plan authorized for future repurchases.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our Consolidated Statements of Cash Flows:

	Fiscal
	2010	2009	2008
	(In millions)

Net cash provided by (used in)
Operating activities	$1,693	$1,671	$1,819
Investing activities	(65)	(961)	(1,526)
Financing activities	(441)	(677)	(1,066)

Operating Activities

Net cash provided by operating activities was $1.7 billion for fiscal 2010, which resulted from net income of $714 million adjusted for non-cash items, including depreciation and amortization charges of $837 million and stock-based compensation expense of $155 million. These amounts were partially offset by a decrease in income taxes payable of $105 million primarily related to the outcome of the Veritas v. Commissioner Tax Court decision (see Note 13).

Net cash provided by operating activities was $1.7 billion for fiscal 2009, which resulted from non-cash charges related to depreciation and amortization expenses of $933 million and the $7.4 billion goodwill impairment charge offset by the net loss of $6.8 billion.

Net cash provided by operating activities was $1.8 billion for fiscal 2008, which resulted from net income of $410 million adjusted for non-cash items, including depreciation and amortization charges of $915 million, stock-based compensation expense of $164 million, income taxes payable of $196 million and an increase in deferred revenue of $127 million. These amounts were partially offset by a decrease in non-cash deferred income taxes of $216 million.

Investing Activities

Net cash used in investing activities was $65 million for fiscal 2010 and was primarily due to $248 million paid for capital expenditures, partially offset by net proceeds from the sale of available-for-sale securities of $190 million.

Net cash used in investing activities was $1.0 billion for fiscal 2009 and was primarily due to an aggregate payment of $1.1 billion in cash payments for acquisitions, net of cash acquired, and $272 million paid for capital expenditures, partially offset by net proceeds of $336 million from the sale of short-term investments which were used to partially fund acquisitions.

Net cash used in investing activities was $1.5 billion for fiscal 2008 and was primarily due to an aggregate payment of $1.3 billion in cash paid for acquisitions and the joint venture, net of cash acquired.

Financing Activities

Net cash used in financing activities of $441 million for fiscal 2010 was due to repurchases of common stock of $553 million, partially offset by net proceeds from sales of common stock through employee stock plans of $124 million.

Net cash used in financing activities was $677 million for fiscal 2009 and was primarily due to repurchases of common stock of $700 million and the repayment of $200 million on our revolving credit facility, partially offset by net proceeds from sales of common stock through employee stock plans of $229 million.

Net cash used in financing activities was $1.1 billion for fiscal 2008 and was primarily due to repurchases of common stock of $1.5 billion, partially offset by the net proceeds from sales of common stock through employee stock plans of $224 million and a borrowing on our revolving credit facility of $200 million.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments as of April 2, 2010:

	Payments Due by Period
			Fiscal 2012	Fiscal 2014	Fiscal 2016
	Total	Fiscal 2011	and 2013	and 2015	and Thereafter	Other
	(In millions)

Convertible Senior Notes(1)	$2,100	$—	$1,100	$1,000	$—	$—
Interest payments on Convertible Senior Notes(1)	42	18	22	2	—	—
Purchase obligations(2)	421	334	85	2	—	—
Operating leases(3)	392	90	133	87	82	—
Norton royalty agreement(4)	5	3	2	—	—	—
Uncertain tax positions(5)	426	—	—	—	—	426

Total contractual obligations	$3,386	$445	$1,342	$1,091	$82	$426

(1)	Senior Notes are due in fiscal 2012 and 2014. Holders of the Senior Notes may convert their Senior Notes prior to maturity upon the occurrence of certain circumstances. Upon conversion, we would pay the holder the cash value of the applicable number of shares of our common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. As of April 2, 2010, the conditions to conversion had not been met. Interest payments were calculated based on terms of the related notes.

(2)	These amounts are associated with agreements for purchases of goods or services generally including agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. The table above also includes agreements to purchase goods or services that have cancellation provisions requiring little or no payment. The amounts under such contracts are included in the table above because management believes that cancellation of these contracts is unlikely and the Company expects to make future cash payments according to the contract terms or in similar amounts for similar materials.

(3)	We have entered into various non-cancellable operating lease agreements that expire on various dates through 2029. The amounts in the table above include $21 million related to exited or excess facility costs related to restructuring activities.

(4)	In June 2007, we amended an existing royalty agreement with Peter Norton for the licensing of certain publicity rights. As a result, we recorded a long-term liability reflecting the net present value of expected future royalty payments due to Mr. Norton.

(5)	As of April 2, 2010, we reflected $426 million in long term taxes payable related to uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond the next twelve months due to uncertainties in the timing of the commencement and settlement of potential tax audits and controversies.

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

Recently Adopted Authoritative Guidance

In the first quarter of fiscal 2010, we adopted new authoritative guidance on convertible debt instruments that requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. This guidance also requires interest to be accreted as interest expense of the resultant debt discount over the expected life of the debt. This guidance applies to the 0.75% Convertible Senior Notes due June 15, 2011 and the 1.00% Convertible Senior Notes due June 15, 2013, collectively referred to as the Senior Notes. Prior to the adoption of this guidance, the liability of the Senior Notes was carried at its principal value and only the contractual interest expense was recognized in our Consolidated Statements of Operations. Because this guidance requires retrospective adoption, we were required to adjust all periods for which the Senior Notes were outstanding before the date of adoption. See Note 1 of the Notes to Consolidated Financial Statements in this annual report for additional information on the adoption.

In the first quarter of fiscal 2010, we adopted new authoritative guidance on business combinations that requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. Our acquisitions during fiscal 2010 have been accounted for using this new authoritative guidance. See Note 4 of the Notes to Consolidated Financial Statements in this annual report for information on our business combinations. The adoption of this guidance did not have a material impact on our consolidated financial statements, however, it could have a material impact on future periods.

In the first quarter of fiscal 2010, we adopted new authoritative guidance on the recognition and measurement of other-than-temporary impairments for debt securities that replaced the pre-existing “intent and ability” indicator. This guidance specifies that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances in which (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss). The adoption of this guidance did not have a material impact on our consolidated financial statements.

In the first quarter of fiscal 2010, we adopted new authoritative guidance on noncontrolling (minority) interests in consolidated financial statements, which includes requiring noncontrolling interests be classified as a component of consolidated stockholders’ equity and to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings. The guidance also requires the gain or loss on the deconsolidated subsidiary be measured using the fair value of the noncontrolling equity investment. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In the first quarter of fiscal 2010, we adopted new authoritative guidance that specifies the way in which fair value measurements should be made for non-financial assets and liabilities that are not measured and recorded at fair value on a recurring basis, and specifies additional disclosures related to these fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In the fourth quarter of fiscal 2010, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The new standard establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor TPE is available for that deliverable. Concurrently to issuing the new standard, the FASB also issued new authoritative guidance that excludes tangible products that contain software and non-software elements that function together to provide the tangible products’ essential functionality from the scope of software revenue guidance. We have elected to adopt the new accounting standards as of the beginning of fiscal 2010 for applicable transactions originating from or materially modified after April 2, 2009. Our adoption did not have a material impact on our financial statements. Our joint venture also adopted the accounting standards during its period ended December 31, 2009, which was applied to the beginning of its fiscal year. As a result of the joint venture’s adoption of the accounting standards, our Loss from joint venture decreased by $12 million during our fiscal 2010. See Note 6 for further details regarding the impact of this guidance on our joint venture.

Recently Issued Authoritative Guidance

In June 2009, the FASB issued revised guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The statement is effective as of the first quarter of our fiscal 2011, and early adoption is prohibited. We do not expect the adoption of this new authoritative guidance to have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio and the potential losses arising from changes in interest rates. Our investment objective is to achieve the maximum return compatible with capital preservation and our liquidity requirements. Our strategy is to invest our cash in a manner that preserves capital, maintains sufficient liquidity to meet our cash requirements, maximizes yields consistent with approved credit risk, and limits inappropriate concentrations of investment by sector, credit, or issuer. We classify our cash equivalents and short-term investments in accordance with the authoritative guidance on investments. We consider investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. We classify our short-term investments as available-for-sale. Short-term investments consist of marketable debt or equity securities with original maturities in excess of 90 days. Our cash equivalents and short-term investment portfolios consist primarily of money market funds, commercial paper, corporate debt securities, and U.S. government and government-sponsored debt securities. Our short-term investments do not include equity investments in privately held companies. Our short-term investments are reported at fair value with unrealized gains and losses, net of tax, included in Accumulated other comprehensive income within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in Other income, net in the Consolidated Statements of Operations. We use the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

The following table presents the fair value and hypothetical changes in fair values on short-term investments sensitive to changes in interest rates (in millions):

					Value of Securities
	Value of Securities Given an				Given an Interest
	Interest Rate Increase of				Rate Decrease of X
	X Basis Points (bps)			Fair Value	Basis Points (bps)
	150 bps	100 bps	50 bps	As of	(25 bps)	(75 bps)

April 2, 2010	$10	$10	$10	$10	$10		*
April 3, 2009	$680	$680	$680	$680	$681	$681

*	Amount not meaningful

The modeling technique used above measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus 150 bps, plus 100 bps, plus 50 bps, minus 25 bps, and minus 75 bps.

Foreign Currency Exchange Rate Risk

We conduct business in 44 currencies through our worldwide operations and, as such, we are exposed to foreign currency risk. Foreign currency risks are associated with our cash and cash equivalents, investments, receivables, and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities and are included in Other income, net. Our objective in managing foreign exchange activity is to preserve stockholder value by minimizing the risk of foreign currency exchange rate changes. Our strategy is to primarily utilize forward contracts to hedge foreign currency exposures. Under our program, gains and losses in our foreign currency exposures are offset by losses and gains on our forward contracts. Our forward contracts generally have terms of one to six months. At the end of the reporting period, open contracts are marked-to-market with unrealized gains and losses included in Other income, net.

The following table presents a sensitivity analysis on our foreign forward exchange contract portfolio using a statistical model to estimate the potential gain or loss in fair value that could arise from hypothetical appreciation or depreciation of foreign currency (in millions):

	Value of Contracts			Value of Contracts
	Given X%			Given X%
	Appreciation of			Depreciation of
	Foreign			Foreign
	Currency		Notional	Currency
Foreign Forward Exchange Contracts	10%	5%	Amount	(5)%	(10)%

Purchased, April 2, 2010	$217	$209	$199	$189	$177
Sold, April 2, 2010	$236	$248	$260	$274	$289
Purchased, April 3, 2009	$264	$252	$240	$228	$216
Sold, April 3, 2009	$320	$337	$355	$373	$391

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

For business and strategic purposes, we also hold equity interests in several privately held companies, many of which can be considered to be in the start-up or development stages. These investments are inherently risky and we could lose a substantial part or our entire investment in these companies. These investments are recorded at cost and classified as Other long-term assets in the Consolidated Balance Sheets. As of April 2, 2010, these investments had an aggregate carrying value of $22 million.

Item 8.	Financial Statements and Supplementary Data

Annual Financial Statements

The consolidated financial statements and related disclosures included in Part IV, Item 15 of this annual report are incorporated by reference into this Item 8.

Selected Quarterly Financial Data

	Fiscal 2010				Fiscal 2009
	Apr. 2,	Jan. 2,	Oct. 2,	Jul. 3,	Apr. 3,	Jan. 2,	Oct. 3,	Jul. 4,
	2010	2010(a)	2009(a)	2009(a)	2009	2009	2008	2008(b)
		As Adjusted	As Adjusted	As Adjusted
	(In millions, except per share data)

Net revenue	$1,531	$1,548	$1,474	$1,432	$1,468	$1,514	$1,518	$1,650
Gross profit	1,255	1,290	1,215	1,120	1,161	1,215	1,209	1,338
Impairment of goodwill(c)	—	—	—	—	413	7,006	—	—
Operating income (loss)	247	277	257	152	(192)	(6,773)	217	278
Net income (loss)	184	301	155	74	(264)	(6,820)	126	172
Net income (loss) per share — basic	$0.23	$0.37	$0.19	$0.09	$(0.32)	$(8.25)	$0.15	$0.21
Net income (loss) per share — diluted	$0.23	$0.37	$0.19	$0.09	$(0.32)	$(8.25)	$0.15	$0.20

(a)	The amounts previously reported on Form 10-Q for fiscal 2010 have been adjusted for the joint venture’s adoption of new authoritative guidance on revenue recognition, which is discussed further in Note 1. As a result of our joint venture’s adoption of the guidance, our net income increased by $1 million, $5 million and $1 million during our first, second and third quarters of fiscal 2010, respectively.

(b)	We have a 52/53 — week fiscal accounting year. The first quarter of fiscal 2009 was comprised of 14 weeks while each of the other quarters presented were comprised of 13 weeks.

(c)	During the third quarter of fiscal 2009, based on a combination of factors, there were sufficient indicators to require us to perform an interim goodwill impairment analysis. Based on the analysis performed, we concluded that an impairment loss was probable and could be reasonably estimated. Accordingly we recorded a non-cash goodwill impairment charge of approximately $7.0 billion. Upon finalizing our analysis, we recorded an additional non-cash goodwill impairment charge of $413 million in the fourth quarter of fiscal 2009. See Note 5 of the Notes to the Consolidated Financial Statements in this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for Symantec. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of April 2, 2010, our internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of April 2, 2010, which is included in Part IV, Item 15 of this annual report.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 2, 2010.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 2, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 2, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 2, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Symantec’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended April 2, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Upon written request, we will provide, without charge, a copy of this annual report, including the consolidated financial statements and financial statement schedule. All requests should be sent to:

Symantec Corporation
Attn: Investor Relations
350 Ellis Street
Mountain View, California 94043
650-527-8000

a) The following documents are filed as part of this report:

Page
Number

1. Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets as of April 2, 2010 and April 3, 2009	62
Consolidated Statements of Operations for the years ended April 2, 2010, April 3, 2009, and March 28, 2008	63
Consolidated Statements of Stockholders’ Equity for the years ended April 2, 2010, April 3, 2009, and March 28, 2008	64
Consolidated Statements of Cash Flows for the years ended April 2, 2010, April 3, 2009, and March 28, 2008	65
Notes to Consolidated Financial Statements	66
2. Financial Statement Schedule: The following financial statement schedule of Symantec Corporation for the years ended April 2, 2010, April 3, 2009, and March 28, 2008 is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Symantec Corporation

Schedule II: Valuation and Qualifying Accounts	109
Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits: The following exhibits are filed as part of or furnished with this annual report as applicable:

EXHIBIT INDEX

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09
3.04		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.05		Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/04/10
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.03		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.04		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.05		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.06		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements	8-K	000-17781	10.01	12/03/07
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.04*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.05*	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009					X
10	.06*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.07*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.08*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.09*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-K	000-17781	10.09	06/01/09
10	.10*	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.11*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.12*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.13*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.14*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.15*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10	.16*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.17*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors	10-K	000-17781	10.17	06/01/09
10	.18*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.19*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.20*	Symantec Corporation 2008 Employee Stock Purchase Plan	8-K	000-17781	10.2	09/25/08
10	.21*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Greg Hughes	S-4/A	333-122724	10.08	05/18/05
10	.22*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.23*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10	.24*	Employment Agreement, dated September 23, 2009, between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09
10	.25*	FY10 Long Term Incentive Plan	10-Q	000-17781	10.03	08/05/09
10	.26*	Form of FY10 Executive Annual Incentive Plan — Chief Executive Officer	10-Q	000-17781	10.01	08/05/09
10	.27*	Form of FY10 Executive Annual Incentive Plan — Executive Vice President and Group President	10-Q	000-17781	10.02	08/05/09

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.28*	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10	.29*	Symantec Executive Retention Plan, as amended	10-Q	000-17781	10.05	08/07/07
10	.30*	Amendment to the Symantec Executive Retention Plan, effective January 1, 2009	10-Q	000-17781	10.01	02/05/10
10	.31‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.32		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.33		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.34		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited the accompanying consolidated balance sheets of Symantec Corporation and subsidiaries (the “Company”) as of April 2, 2010 and April 3, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended April 2, 2010. In connection with our audits of the consolidated financial statements we have also audited the related financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symantec Corporation and subsidiaries as of April 2, 2010 and April 3, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 4, 2009, Symantec Corporation changed its method of accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) by retrospectively adopting new accounting requirements issued by the Financial Accounting Standards Board.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Symantec Corporation’s internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 21, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
May 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Symantec Corporation:

We have audited Symantec Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Symantec Corporation and subsidiaries as of April 2, 2010 and April 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 2, 2010, and our report dated May 21, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
May 21, 2010

SYMANTEC CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 2,	April 3,
	2010	2009 *
	(In millions, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$3,029	$1,793
Short-term investments	15	199
Trade accounts receivable, net	856	837
Inventories	25	27
Deferred income taxes	176	163
Other current assets	250	278

Total current assets	4,351	3,297
Property and equipment, net	949	973
Intangible assets, net	1,179	1,639
Goodwill	4,605	4,561
Investment in joint venture	58	97
Other long-term assets	90	71

Total assets	$11,232	$10,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214	$190
Accrued compensation and benefits	349	374
Deferred revenue	2,835	2,644
Income taxes payable	35	44
Other current liabilities	338	261

Total current liabilities	3,771	3,513
Convertible senior notes	1,871	1,766
Long-term deferred revenue	371	419
Long-term deferred tax liabilities	195	181
Long-term income taxes payable	426	522
Other long-term obligations	50	90

Total liabilities	6,684	6,491
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock (par value: $0.01, 3,000 shares authorized; 1,182 and 1,201 shares issued at April 2, 2010 and April 3, 2009; 798 and 817 shares outstanding at April 2, 2010 and April 3, 2009)	8	8
Additional paid-in capital	8,990	9,289
Accumulated other comprehensive income	159	186
Accumulated deficit	(4,609)	(5,336)

Total stockholders’ equity	4,548	4,147

Total liabilities and stockholders’ equity	$11,232	$10,638

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Note 1 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	April 2,	April 3,	March 28,
	2010	2009 *	2008 *
	(In millions, except per share data)

Net revenue:
Content, subscription, and maintenance	$5,034	$4,863	$4,561
License	951	1,287	1,313

Total net revenue	5,985	6,150	5,874
Cost of revenue:
Content, subscription, and maintenance	849	840	826
License	22	35	45
Amortization of acquired product rights	234	352	349

Total cost of revenue	1,105	1,227	1,220

Gross profit	4,880	4,923	4,654
Operating expenses:
Sales and marketing	2,367	2,386	2,415
Research and development	857	870	895
General and administrative	352	343	348
Amortization of other purchased intangible assets	247	233	225
Restructuring and transformation	94	96	74
Impairment of goodwill	—	7,419	—
Loss and impairment of assets held for sale	30	46	95

Total operating expenses	3,947	11,393	4,052
Operating (loss) income	933	(6,470)	602
Interest income	6	37	77
Interest expense	(129)	(125)	(119)
Other income, net	55	8	63

Income (loss) before income taxes and loss from joint venture	865	(6,550)	623
Provision for income taxes	112	183	213
Loss from joint venture	39	53	—

Net income (loss)	$714	$(6,786)	$410

Net income (loss) per share — basic	$0.88	$(8.17)	$0.47
Net income (loss) per share — diluted	$0.87	$(8.17)	$0.46
Weighted-average shares outstanding — basic	810	831	868
Weighted-average shares outstanding — diluted	819	831	884

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Note 1 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF APRIL 2, 2010, APRIL 3, 2009 AND MARCH 28, 2008

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Capital *	Income	(Deficit)*	Equity*
	(In millions)

Balances, March 30, 2007	899	$9	$10,409	$183	$1,310	$11,911
Components of comprehensive income:
Net income, as adjusted	—	—	—	—	410	410
Translation adjustment, net of tax of $16	—	—	—	(23)	—	(23)

Total comprehensive income						387

Issuance of common stock under employee stock plans	20	—	223	—	—	223
Repurchases of common stock	(81)	(1)	(1,347)	—	(151)	(1,499)
Restricted stock units released, net of taxes	1	—	(4)	—	—	(4)
Stock-based compensation, net of estimated forfeitures	—	—	157	—	—	157
Acquisition PPA adjustment for options	—	—	32	—	—	32
Income tax benefit from employee stock transactions	—	—	17	—	—	17
Cumulative effect of adjustments from the adoption of FIN 48, net of taxes	—	—	—	—	5	5

Balances, March 28, 2008	839	8	9,487	160	1,574	11,229
Components of comprehensive loss:
Net loss, as adjusted	—	—	—	—	(6,786)	(6,786)
Translation adjustment, net of tax of ($36)	—	—	—	21	—	21
Reclassification adjustment for net loss on legal liquidation of foreign entities included in net income, net	—	—	—	5	—	5

Total comprehensive loss						(6,760)

Issuance of common stock under employee stock plans	18	—	230	—	—	230
Repurchases of common stock	(42)	—	(576)	—	(124)	(700)
Restricted stock units released, net of taxes	2	—	(15)	—	—	(15)
Stock-based compensation, net of estimated forfeitures	—	—	154	—	—	154
Income tax benefit from employee stock transactions	—	—	9	—	—	9

Balances, April 3, 2009	817	8	9,289	186	(5,336)	4,147
Components of comprehensive income:
Net income	—	—	—	—	714	714
Change in unrealized gain (loss) on available-for-sale securities, net of tax	—	—	—	3	—	3
Translation adjustment, net of tax of $9	—	—	—	17	—	17
Reclassification adjustment for net gain on legal liquidation of foreign entities included in net income, net	—	—	—	(47)	—	(47)

Total comprehensive income						687

Issuance of common stock under employee stock plans	12	—	124	—	—	124
Repurchases of common stock	(34)	—	(566)	—	13	(553)
Restricted stock units released, net of taxes	3	—	(20)	—	—	(20)
Stock-based compensation, net of estimated forfeitures	—	—	154	—	—	154
Income tax benefit from employee stock transactions	—	—	9	—	—	9

Balances, April 2, 2010	798	$8	$8,990	$159	$(4,609)	$4,548

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Note 1 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	April 2,	April 3,	March 28,
	2010	2009*	2008*
	(In millions)

OPERATING ACTIVITIES:
Net income (loss)	$714	$(6,786)	$410
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	733	836	824
Amortization of discount on senior convertible notes	104	97	91
Stock-based compensation expense	155	157	164
Loss and impairment of assets held for sale	30	46	95
Deferred income taxes	(41)	(127)	(216)
Income tax benefit from the exercise of stock options	10	14	29
Excess income tax benefit from the exercise of stock options	(13)	(18)	(26)
Loss from joint venture	39	53	—
Net gain on settlements of litigation	—	—	(59)
Impairment of goodwill	—	7,419	—
Net (gain) loss on legal liquidation of foreign entities	(47)	5	—
Other	—	8	3
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(14)	(85)	(7)
Inventories	3	6	11
Accounts payable	4	(49)	1
Accrued compensation and benefits	(34)	(55)	97
Deferred revenue	114	141	127
Income taxes payable	(105)	(29)	196
Other assets	1	66	81
Other liabilities	40	(28)	(2)

Net cash provided by operating activities	1,693	1,671	1,819
INVESTING ACTIVITIES:
Purchase of property and equipment	(248)	(272)	(274)
Proceeds from sale of property and equipment	45	40	105
Cash payments for acquisitions, net of cash acquired	(31)	(1,063)	(1,162)
Investment in joint venture	—	—	(150)
Purchase of equity investments	(21)	(2)	—
Purchases of available-for-sale securities	(2)	(349)	(1,234)
Proceeds from sales of available-for-sale securities	192	685	1,189

Net cash used in investing activities	(65)	(961)	(1,526)
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	124	229	224
Excess income tax benefit from the exercise of stock options	13	18	26
Tax payments related to restricted stock issuance	(20)	(16)	(4)
Repurchase of common stock	(553)	(700)	(1,500)
Repayment of short-term borrowing	—	(200)	—
Repayment of other long-term liability	(5)	(8)	(12)
Proceeds from short-term borrowing	—	—	200

Net cash used in financing activities	(441)	(677)	(1,066)
Effect of exchange rate fluctuations on cash and cash equivalents	49	(130)	104

Change in cash and cash equivalents	1,236	(97)	(669)
Beginning cash and cash equivalents	1,793	1,890	2,559

Ending cash and cash equivalents	$3,029	$1,793	$1,890

Supplemental schedule of non-cash transactions:
Issuance of stock options and restricted stock for business acquisitions	$—	$—	$35
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$247	$321	$181
Interest expense paid	$19	$23	$23

*	As adjusted for the retrospective adoption of new authoritative guidance on convertible debt instruments. See Note 1 for further discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Business

Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) is a provider of security, storage and systems management solutions that help businesses and consumers secure and manage their information. We provide customers worldwide with software and services that protect, manage and control information risks related to security, data protection, storage, compliance, and systems management. We help our customers manage cost, complexity and compliance by protecting their IT infrastructure as they seek to maximize value from their IT investments.

Principles of Consolidation

The accompanying consolidated financial statements of Symantec Corporation and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principles in the United States. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current presentation with no impact on previously reported net income.

Fiscal Calendar

We have a 52/53-week fiscal year ending on the Friday closest to March 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than calendar years.

Fiscal Year	Ended	Weeks

2010	April 2, 2010	52
2009	April 3, 2009	53
2008	March 28, 2008	52

Our 2011 fiscal year will consist of 52 weeks and will end on April 1, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based upon historical factors, current circumstances and the experience and judgment of management. Management evaluates its assumptions and estimates on an ongoing basis and may engage outside subject matter experts to assist in its valuations. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include those related to the allocation of revenue between recognized and deferred amounts, fair value of financial instruments, valuation of goodwill, intangible assets and long-lived assets, valuation of stock-based compensation, contingencies and litigation, and the valuation allowance for deferred income taxes.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is generally the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using monthly average exchange rates prevailing during the year. The translation adjustments resulting from this process are included as a component of Accumulated other comprehensive income. In event of liquidation of a foreign subsidiary, the accumulated translation adjustment attributable to that foreign subsidiary is reclassified from Accumulated other comprehensive income and included in Other Income, net. As a result of such liquidations in fiscal 2010 and 2009, we recorded a net gain of $47 million and a net loss of $5 million, respectively. Foreign currency transaction gains and losses are also included in Other income, net, in the Consolidated Statements of Operations. Foreign currency transaction losses were $3 million and $8 million for

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

fiscal 2010 and 2008, respectively. We had a foreign currency transaction gain in fiscal 2009 of $11 million. Deferred tax assets (liabilities) are established on the cumulative translation adjustment attributable to unremitted foreign earnings that are not intended to be indefinitely reinvested.

Revenue Recognition

We market and distribute our software products both as stand-alone products and as integrated product suites. We recognize revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) fees are fixed or determinable and 4) collectability is probable. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

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

For arrangements that include multiple elements, including perpetual software licenses, maintenance, services, and packaged products with content updates, managed security services, and subscriptions, we allocate and defer revenue for the undelivered items based on VSOE of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as license revenue. VSOE of each element is based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items, the entire arrangement fee is recognized ratably over the performance period. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product content update subscriptions, and arrangements where VSOE does not exist for an undelivered element.

For arrangements that include both software and non-software elements that are within the scope of the newly adopted accounting standards, further described below under “Recently Adopted Authoritative Guidance”, we allocate revenue to the software deliverables as a group and non-software deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price used for allocating revenue to the deliverables as follows: (i) VSOE, (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). Our appliance products, SaaS and certain other services are considered to be non-software elements in our arrangements.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

When we are unable to establish selling price using VSOE or TPE, we use ESP in the allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy and pricing factors. ESP applies to a small portion of our arrangements with multiple deliverables.

Indirect channel sales

For our Consumer segment, we sell packaged software products through a multi-tiered distribution channel. We also sell electronic download and packaged products via the Internet. We separately sell annual content update subscriptions directly to end-users primarily via the Internet. For our consumer products that include content updates, we recognize revenue ratably over the term of the subscription upon sell-through to end-users, as the subscription period commences on the date of sale to the end-user. For most other consumer products, we recognize packaged product revenue on distributor and reseller channel inventory that is not in excess of specified inventory levels in these channels. We offer the right of return of our products under various policies and programs with our distributors, resellers, and end-user customers. We estimate and record reserves for product returns as an offset to revenue. We fully reserve for obsolete products in the distribution channel as an offset to deferred revenue for products with content updates and to revenue for all other products.

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

Financial Instruments

The following methods were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are recognized at fair value. As of April 2, 2010, our cash equivalents consisted of $2 billion in money market funds, $216 million in bank securities and deposits, and $116 million in government securities. As of April 3, 2009, our cash equivalents consisted of $389 million in money market funds, $474 million in bank securities and deposits, and $479 million in government securities.

Short-Term Investments.  Short-term investments consist of marketable debt or equity securities that are classified as available-for-sale and recognized at fair value. The determination of fair value is further detailed in Note 2. Our portfolios generally consist of (1) debt securities which include asset-backed securities, corporate securities and government securities, and (2) marketable equity securities. As of April 2, 2010, our asset-backed securities have contractual maturity dates in excess of 10 years and corporate securities have contractual maturity

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

dates of less than two years. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which the fair market value has been lower than the cost basis, the financial condition and near-term prospects of the investee, credit quality, likelihood of recovery, and our ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair market value.

Unrealized gains and losses, net of tax, and other-than-temporary impairments for all reasons other than credit worthiness are included in Accumulated other comprehensive income. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value due to credit worthiness judged to be other-than-temporary on available-for-sale debt securities are included in Other income, net. We use the specific-identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

Equity Investments.  During fiscal 2010, we made equity investments in privately held companies whose businesses are complementary to our business. These investments are accounted for under the cost method of accounting, as we hold less than 20% of the voting stock outstanding and do not exert significant influence over these companies. The investments are included in Other long-term assets. We assess the recoverability of these investments by reviewing various indicators of impairment and determine the fair value of these investments by performing a discounted cash flow analysis of estimated future cash flows if there are indicators of impairment. If a decline in value is determined to be other-than-temporary, impairment would be recognized and included in Other income, net. As of April 2, 2010 and April 3, 2009, we held equity investments in privately-held companies of $22 million and $3 million, respectively. Other-than-temporary impairments related to these investments were not material for the periods presented.

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

Convertible Senior Notes, Note Hedges and Revolving Credit Facility.  Our convertible senior notes are recorded at cost based upon par value at issuance less a discount for the estimated value of the equity component of the notes, which is amortized through maturity as additional non-cash interest expense. See Note 7 for further details. Debt issuance costs were recorded in Other long-term assets and are being amortized to Interest expense using the effective interest method over five years for the 0.75% Notes and seven years for the 1.00% Notes. In conjunction with the issuance of the notes, we entered into note hedge transactions which provide us with the option to purchase additional common shares at a fixed price after conversion. The cost incurred in connection with the note hedge transactions, net of the related tax benefit, and the proceeds from the sale of warrants, was included as a net reduction in Additional paid-in capital. Borrowings under our $1 billion senior unsecured revolving credit facility are recognized at cost plus accrued interest based upon stated interest rates.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. Additions to the allowance for doubtful accounts are recorded as General and administrative expenses. We review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. In addition, we maintain an allowance for all other receivables not included in the specific reserve by applying specific percentages of projected uncollectible receivables to the various aging categories. In determining these percentages, we analyze our historical collection experience and current economic trends. We exercise judgment when

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the U.S. and internationally, and changes in customer financial conditions. We also offset deferred revenue against accounts receivable when channel inventories are in excess of specified levels and for transactions where collection of a receivable is not considered probable. The following table summarizes trade accounts receivable, net of allowances and reserves, for the periods presented:

	As of
	April 2,	April 3,
	2010	2009
	(In millions)

Trade accounts receivable, net:
Receivables	$873	$858
Less: allowance for doubtful accounts	(8)	(9)
Less: reserve for product returns	(9)	(12)

Trade accounts receivable, net:	$856	$837

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventory predominantly consists of deferred costs of revenue and finished goods. Deferred costs of revenue were $23 million as of April 2, 2010 and $24 million as of April 3, 2009, of which $17 million in both periods was related to consumer products that include content updates and will be recognized ratably over the term of the subscription.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. We also capitalize certain costs incurred related to the development of internal use software. We capitalize costs incurred during the application development stage related to the development of internal use software. We expense costs incurred related to the planning and post-implementation phases of development as incurred. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 30 years, and leasehold improvements are depreciated over the lesser of the life of the improvement or the initial lease term. Computer hardware and software is depreciated over three to five years and office furniture and equipment is depreciated over a three to five-year period. The following table summarizes property and equipment by categories for the periods presented:

	As of
	April 2,	April 3,
	2010	2009
	(In millions)

Property and equipment, net:
Computer hardware and software	$1,237	$989
Office furniture and equipment	185	199
Buildings	440	483
Leasehold improvements	245	228

	2,107	1,899
Less: accumulated depreciation and amortization	(1,299)	(1,077)

	808	822
Construction in progress	70	73
Land	71	78

Property and equipment, net:	$949	$973

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Depreciation expense was $247 million, $250 million and $255 million in fiscal 2010, 2009 and 2008, respectively.

Business Combinations

We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our consolidated financial statements starting on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at the acquisition date fair value. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.

Amounts allocated to assets and liabilities are based upon fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. The separately identifiable intangible assets generally include acquired product rights, developed technology, customer lists and tradenames. We did not acquire in-process research and development (“IPR&D”) in the fiscal years 2010, 2009 and 2008. We estimate the fair value of deferred revenue related to product support assumed in connection with acquisitions. The estimated fair value of deferred revenue is determined by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support contracts are based on the historical direct costs related to providing the support.

For any given acquisition, we may identify certain pre-acquisition contingencies. We estimate the fair value of such contingencies, which are included under the acquisition method as part of the assets acquired or liabilities assumed, as appropriate. Differences from these estimates are recorded in the period in which they are identified.

Goodwill and Intangible Assets

Goodwill.  Our methodology for allocating the purchase price relating to acquisitions is determined through established valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We review goodwill for impairment on an annual basis during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may be impaired. In testing for a potential impairment of goodwill, we determine the carrying value (book value) of the assets and liabilities for each reporting unit, which requires the allocation of goodwill to each reporting unit. We then estimate the fair value of each reporting unit, which are the same as our operating segments. The first step in evaluating goodwill for impairment is to determine if the estimated fair value of equity is greater than the carrying value of equity of each reporting unit. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

To determine the reporting units’ fair values in the current year analysis, we use the income approach which is based on the estimated discounted future cash flows of that reporting unit. The estimated fair value of each reporting unit under the income approach is corroborated with the market approach which measures the value of an asset through an analysis of recent sales or offerings of comparable property. We also consider our market capitalization on the date of the analysis. The methodology applied in the current year analysis was consistent with the methodology applied in the prior year analysis, but was based on updated assumptions, as appropriate.

Our cash flow assumptions are based on historical and forecasted revenue, operating costs and other relevant factors. To determine the reporting units’ carrying values, we allocated assets and liabilities based on either specific

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. Goodwill was allocated to the reporting units based on a combination of specific identification and relative fair values, which is consistent with the methodology utilized in the prior year impairment analysis. The use of relative fair values was necessary for certain reporting units due to impairment charges and changes in our operating structure in prior years.

Prior to performing our second step in the goodwill impairment analysis, we perform an assessment of long-lived assets, including intangible assets, for impairment.

Intangible Assets.  In connection with our acquisitions, we generally recognize assets for customer relationships, developed technology, acquired product rights (purchased product rights, technologies, databases, patents, and contracts) and tradenames. Intangible assets are recognized at cost less accumulated amortization. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the respective assets, generally from one to eleven years. Amortization for developed technology and acquired product rights is recognized in Cost of revenue. Amortization for customer lists and tradenames is recognized in Operating expenses.

On an interim basis, we determine if triggering events for impairment of intangible assets are present, and if so assess recoverability of those intangible assets. To determine the recoverability of our definite-lived intangible assets, when indicators of impairment are identified, we compare the carrying amounts against the estimated future cash flows related to the underlying group of assets. These estimates are based on company forecasts and are subject to change. In addition, for intangible assets with indefinite lives, we review such assets for impairment on an annual basis consistent with the timing of the annual evaluation for goodwill.

We record impairment charges on developed technology or acquired product rights when we determine that the net realizable value of the assets may not be recoverable. To determine the net realizable value of the assets, we use the estimated future gross revenue from each product. Our estimated future gross revenue of each product is based on forecasts and is subject to change.

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

We adopted authoritative guidance on income taxes, effective March 31, 2007, that clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Fair Value of Stock-Based Awards.  We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. We estimate the expected life of options granted based on an analysis of our historical experience of employee exercise and post-vesting termination behavior considered in relation to the contractual life of the option. Expected volatility is based on the average of historical volatility for the period commensurate with the expected life of the option and the implied volatility of traded options. The risk free interest rate is equal to the U.S. Treasury constant maturity rates for the period equal to the expected life. We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future. Accordingly, our expected dividend yield is zero. The fair value of each RSU is equal to the market value of Symantec’s common stock on the date of grant. The fair value of each ESPP purchase right is equal to the 15% discount on shares purchased.

Concentrations of Credit Risk

A significant portion of our revenue and net income (loss) is derived from international sales and independent agents and distributors. Fluctuations of the U.S. dollar against foreign currencies, changes in local regulatory or economic conditions, piracy, or nonperformance by independent agents or distributors could adversely affect operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, trade accounts receivable, and forward foreign exchange contracts. Our investment portfolio is diversified and consists of investment grade securities. Our investment policy limits the amount of credit risk exposure to any one issuer and in any one country. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded in the Consolidated Balance Sheets. The credit risk in our

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

trade accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. We maintain reserves for potential credit losses and such losses have been within management’s expectations. See Note 11 for details of significant customers.

Advertising costs

Advertising costs are charged to operations as incurred and include electronic and print advertising, trade shows, collateral production, and all forms of direct marketing. Starting in January 2007, certain advertising contracts contain placement fee arrangements with escalation clauses which are expensed on an estimated average cost basis over the term of the arrangement. The difference between the actual placement fee paid and the estimated average placement fee cost was $47 million and $82 million for fiscal 2010 and fiscal 2009, respectively. Advertising costs included in Sales and marketing expense for fiscal 2010, 2009, and 2008 were $615 million, $572 million, and $555 million, respectively.

Recently Adopted Authoritative Guidance

In the first quarter of fiscal 2010, we adopted new authoritative guidance on convertible debt instruments that requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. This guidance also requires interest to be accreted as interest expense of the resultant debt discount over the expected life of the debt. This guidance applies to the 0.75% Convertible Senior Notes (“0.75% Notes”) due June 15, 2011 and the 1.00% Convertible Senior Notes (“1.00% Notes”) due June 15, 2013, collectively referred to as the Senior Notes. Prior to the adoption of this guidance, the liability of the Senior Notes was carried at its principal value and only the contractual interest expense was recognized in our Consolidated Statements of Operations. Because this guidance requires retrospective adoption, we were required to adjust all periods for which the Senior Notes were outstanding before the date of adoption.

Upon adoption of this guidance and effective as of the issuance date of the Senior Notes in June 2006, we recorded $586 million of the principal amount to equity, representing the debt discount for the difference between our estimated nonconvertible debt borrowing rate of 6.78% at the time of issuance and the coupon rate of the Senior Notes. This debt discount, recorded in additional paid-in capital, is amortized as additional non-cash interest expense over the contractual terms of the Senior Notes using the effective interest method. In addition, we allocated $9 million of the issuance costs to the equity component of the Senior Notes and the remaining $24 million of the issuance costs to the debt component of the Senior Notes. The issuance costs were allocated pro rata based on the relative carrying amounts of the debt and equity components. The debt issuance costs associated with the debt component are amortized as interest expense over the respective contractual terms of the Senior Notes using the effective interest method.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The retrospective adoption of this guidance resulted in the following adjustments to our Consolidated Balance Sheet as of April 3, 2009:

	As of April 3, 2009
	As Previously			As
	Reported	Adjustments		Adjusted
	(In millions)

Current assets	$3,300	$(3	)(1)	$3,297
Property and equipment, net	973			973
Intangible assets, net	1,639			1,639
Goodwill	4,561			4,561
Investment in joint venture	97			97
Other long-term assets	75	(4	)(2)	71

Total assets	$10,645	$(7)		$10,638

Current liabilities	$3,513	$—		$3,513
Convertible senior notes	2,100	(334	)(3)	1,766
Long-term deferred revenue	419			419
Long-term deferred tax liabilities	53	128	(4)	181
Long-term income taxes payable	522			522
Other long-term liabilities	90			90

Total liabilities	6,697	(206)		6,491

Common stock	8	—		8
Additional paid-in capital	8,941	348	(5)	9,289
Accumulated other comprehensive income	186			186
Accumulated deficit	(5,187)	(149	)(6)	(5,336)

Total stockholders’ equity	3,948	199		4,147

Total liabilities and stockholders’ equity	$10,645	$(7)		$10,638

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The retrospective adoption of this guidance resulted in the following adjustments to our Consolidated Statements of Operations:

	Fiscal Year Ended April 3, 2009				Fiscal Year Ended March 28, 2008
	As Previously			As	As Previously			As
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
	(In millions, except per share data)

Total net revenue	$6,150	$—		$6,150	$5,874	$—		$5,874
Costs and expenses	12,620	—		12,620	5,272	—		5,272

Operating (loss) income	(6,470)	—		(6,470)	602	—		602

Interest income	37	—		37	77	—		77
Interest expense	(29)	(96	)(7)	(125)	(30)	(89	)(7)	(119)
Impairment of marketable securities	(4)	—		(4)	—	—		—
Other income, net	12	—		12	63	—		63

(Loss) income before income taxes and loss from joint venture	(6,454)	(96)		(6,550)	712	(89)		623
Provision for income taxes	222	(39	)(8)	183	249	(36	)(8)	213
Loss from joint venture	53	—		53	—	—		—

Net (loss) income	$(6,729)	$(57)		$(6,786)	$463	$(53)		$410

Net (loss) income per share — basic	$(8.10)	$(0.07)		$(8.17)	$0.53	$(0.06)		$0.47
Net (loss) income per share — diluted	$(8.10)	$(0.07)		$(8.17)	$0.52	$(0.06)		$0.46

(1)	This amount represents the cumulative adjustments to the current portion of the debt issuance costs associated with the Senior Notes.

(2)	This amount represents the cumulative adjustments to the long-term portion of the debt issuance costs associated with the Senior Notes.

(3)	This amount represents the remaining unamortized debt discount on the Senior Notes.

(4)	This amount represents the long-term deferred income tax impact of the reduction in the book basis, with no corresponding reduction in the tax basis, of the Senior Notes.

(5)	This amount represents the equity component of the Senior Notes, net of tax adjustments to the tax benefit of call options, due to the amortization of the debt discount.

(6)	This amount represents the cumulative Net income impact of the amortization of the debt discount, recognized as additional non-cash interest expense, and the associated tax adjustments since inception of the Senior Notes.

(7)	These amounts represent the amortization of the debt discount, recognized as additional non-cash interest expense, net of the decrease in interest expense associated with the debt issuance costs.

(8)	These amounts represent the tax effect of the amortization of the debt discount and debt issuance costs.

The retrospective adoption of this guidance does not affect our balance of Cash and cash equivalents and as a result did not change net cash flows from operating, investing or financing activities in our Consolidated Statements of Cash Flows for the fiscal years ended April 3, 2009 and March 28, 2008.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The retrospective adoption of this guidance resulted in the following adjustments to our Consolidated Statements of Stockholders’ Equity:

	Additional	Accumulated
	Paid-In	(Deficit)
	Capital	Earnings
	(In millions)

Balances, March 30, 2007, as reported	$10,061	$1,348
Equity component of Senior Notes, net of taxes	357	—
Equity component of debt issuance costs	(9)	—
Amortization of debt discount	—	(64)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	1
Tax adjustments	—	25

Balances, March 30, 2007, as adjusted	10,409	1,310
Fiscal 2008 equity activity, as reported	(922)	317
Amortization of debt discount	—	(91)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	2
Tax adjustments	—	36

Balances, March 28, 2008, as adjusted	9,487	1,574
Fiscal 2009 equity activity, as reported	(198)	(6,853)
Amortization of debt discount	—	(97)
Amortization of debt issuance costs, net of reversal of previously recorded amortization of debt issuance costs	—	1
Tax adjustments	—	39

Balances, April 3, 2009, as adjusted	$9,289	$(5,336)

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

Other Recently Adopted Authoritative Guidance

In the first quarter of fiscal 2010, we adopted new authoritative guidance on business combinations that requires an acquiring entity to measure and recognize identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after the acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to the acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. Our acquisitions during fiscal 2010 have been accounted for using this new authoritative guidance. See Note 4. The adoption of this guidance did not have a material impact on our consolidated financial statements, however, it could have a material impact on future periods.

In the first quarter of fiscal 2010, we adopted new authoritative guidance on the recognition and measurement of other-than-temporary impairments for debt securities that replaced the pre-existing “intent and ability” indicator.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

This guidance specifies that if the fair value of a debt security is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances in which (1) an entity has an intent to sell the security, (2) it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or (3) the entity does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). Other-than-temporary impairments are separated into amounts representing credit losses, which are recognized in earnings, and amounts related to all other factors, which are recognized in other comprehensive income (loss). The adoption of this guidance did not have a material impact on our consolidated financial statements.

In the first quarter of fiscal 2010, we adopted new authoritative guidance on noncontrolling (minority) interests in consolidated financial statements, which includes requiring noncontrolling interests be classified as a component of consolidated stockholders’ equity and to identify earnings attributable to noncontrolling interests reported as part of consolidated earnings. The guidance also requires the gain or loss on the deconsolidated subsidiary be measured using the fair value of the noncontrolling equity investment. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In the first quarter of fiscal 2010, we adopted new authoritative guidance that specifies the way in which fair value measurements should be made for non-financial assets and liabilities that are not measured and recorded at fair value on a recurring basis, and specifies additional disclosures related to these fair value measurements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In the fourth quarter of fiscal 2010, we adopted new authoritative guidance on revenue recognition for multiple-element arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. The new standard establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither VSOE nor TPE is available for that deliverable. Concurrently to issuing the new standard, the FASB also issued new authoritative guidance that excludes tangible products that contain software and non-software elements that function together to provide the tangible products’ essential functionality from the scope of software revenue guidance. We have elected to adopt the new accounting standards as of the beginning of fiscal 2010 for applicable transactions originating from or materially modified after April 2, 2009. Our adoption did not have a material impact on our financial statements. Our joint venture also adopted the accounting standards during its period ended December 31, 2009, which was applied to the beginning of its fiscal year. As a result of the joint venture’s adoption of the accounting standards, our Loss from joint venture decreased by $12 million during our fiscal 2010. See Note 6 for further details regarding the impact of this guidance on our joint venture.

Recently Issued Authoritative Guidance

In June 2009, the FASB issued revised guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The statement is effective as of the first quarter of our fiscal 2011, and early adoption is prohibited. We do not expect the adoption of this new authoritative guidance to have a material impact on our consolidated financial statements.

Note 2.	Fair Value Measurements

We measure assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs reflect: quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Assets Measured and Recorded at Fair Value on a Recurring Basis

The following table summarizes our assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of April 2, 2010				As of April 3, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)

Cash equivalents:
Money market funds	$2,046	$—	$—	$2,046	$389	$—	$—	$389
Bank securities and deposits	—	216	—	216	—	474	—	474
Government securities	—	116	—	116	—	479	—	479

Total cash equivalents	2,046	332	—	2,378	389	953	—	1,342
Short-term investments:
Asset-backed securities	—	6	—	6	—	13	—	13
Corporate securities	—	4	—	4	—	8	—	8
Government securities	—	—	—	—	—	175	—	175
Marketable equity securities	5	—	—	5	3	—	—	3

Total short-term investments	5	10	—	15	3	196	—	199

Total	$2,051	$342	$—	$2,393	$392	$1,149	$—	$1,541

Level 2 fixed income available-for-sale securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The following table summarizes our assets measured at fair value on a nonrecurring basis, by level, within the fair value hierarchy:

					Impairment
					Fiscal Year
					Ended
	April 2,				April 2,
	2010	Level 1	Level 2	Level 3	2010
	(In millions)

Assets held for sale	$34	$—	$34	$—	$20

In fiscal 2010 and 2009, as part of our ongoing review of real estate holdings, we determined that certain properties were underutilized. As a result, we committed to sell properties with a total estimated fair value, less costs to sell, of approximately $34 million and $59 million as of April 2, 2010 and April 3, 2009, respectively. Assets held for sale are included in Other current assets. We expect the sale of the remaining properties to be completed during fiscal 2011.

The fair value measurements were based on recent offers made by third parties to purchase the properties or on valuation appraisals. To reflect the fair value less costs to sell, assets held for sale were written down during fiscal 2010, 2009 and 2008. As a result, we recorded impairments of $20 million, $46 million, and $93 million, respectively. We sold assets for $42 million and $98 million, which resulted in losses of $10 million and $2 million in fiscal 2010 and 2008, respectively. We also sold properties in fiscal 2009 for $40 million, which resulted in an immaterial loss.

Note 3.	Short-Term Investments

The following table summarizes our available-for-sale investments:

	As of April 2, 2010				As of April 3, 2009
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In millions)

Asset-backed securities	$7	$—	$(1)	$6	$15	$—	$(2)	$13
Corporate securities	4	—	—	4	8	—	—	8
Government securities	—	—	—	—	175	—	—	175
Marketable equity securities	2	3	—	5	2	1	—	3

Total	$13	$3	$(1)	$15	$200	$1	$(2)	$199

The following table provides the gross unrealized losses and the fair market value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of April 2, 2010						As of April 3, 2009
	Less than 12		12 Months or				Less than 12		12 Months or
	Months		Greater		Total		Months		Greater		Total
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
(In millions)

Asset-backed securities	$—	$—	$1	$6	$1	$6	$—	$—	$2	$13	$2	$13

Proceeds from sales, maturities, and principal pay downs related to available-for-sale securities were $192 million and $685 million primarily from the maturities related to government securities for fiscal 2010 and the sales of asset-backed securities for fiscal 2009, respectively. The gross realized losses on sales of available-for-sale investments were not material for fiscal 2010. The gross realized losses on sales of available-for-sale investments totaled $3 million and were primarily related to our sales of asset-backed securities and corporate securities in fiscal 2009.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Acquisitions

Fiscal 2010 acquisitions

During fiscal 2010, we completed two acquisitions of nonpublic companies for an aggregate of $42 million in cash. No equity interests were issued. We recorded goodwill in connection with each of these acquisitions, which resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology. The goodwill for these acquisitions is only partially tax deductible, if at all. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. These acquisitions are included in our Security and Compliance segment.

The purchase price allocation related to these fiscal 2010 acquisitions is as follows (in millions):

Acquisition date	Various
Net tangible assets (liabilities)	$—
Intangible assets(1)	18
Goodwill	24

Total purchase price	$42

(1)	Intangible assets include customer relationships of $13 million and developed technology of $5 million, which are amortized over their estimated useful lives of four to eleven years. The weighted-average estimated useful lives were 10.0 years and 4.0 years, respectively.

Fiscal 2009 acquisitions

MessageLabs Purchase

On November 14, 2008, we completed the acquisition of MessageLabs Group Limited (“MessageLabs”), a nonpublic United Kingdom-based provider of managed services to protect, control, encrypt, and archive electronic communications. The acquisition complements our SaaS business. In exchange for all of the voting equity interests of MessageLabs, we paid the following (in millions):

Cash paid for acquisition of common stock outstanding, excluding cash acquired	$632
Acquisition-related transaction costs	8

Total purchase price	$640

The results of operations for MessageLabs are included since the date of acquisition as part of the Security and Compliance segment. Supplemental proforma information for MessageLabs was not material to our financial results and was therefore not included. The purchase price was subject to an adjustment of up to an additional $13 million in cash due to estimates in the initial purchase price that were not finalized. As a result, subsequent to the acquisition date, the Company paid an additional $10 million to the seller which was allocated to Goodwill.

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Net tangible assets(1)	$20
Intangible assets(2)	170
Goodwill(3)	480
Deferred tax liability	(30)

Total purchase price	$640

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(1)	Net tangible assets included deferred revenue which was adjusted down from $34 million to $10 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $127 million, developed technology of $39 million and definite-lived tradenames of $4 million, which are amortized over their estimated useful lives of one to eight years. The weighted-average estimated useful lives were 8.0 years, 4.0 years and 1.0 years, respectively.

(3)	Goodwill was not tax deductible and resulted primarily from our expectation of synergies from the integration of MessageLabs product offerings with our product offerings.

Other fiscal 2009 acquisitions

During fiscal 2009, in addition to MessageLabs, we completed acquisitions of five nonpublic companies for an aggregate of $478 million in cash, including $6 million in acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance. No equity interests were issued. We recorded goodwill in connection with each of these acquisitions, which resulted primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. Most of the goodwill from the PC Tools Pty Limited (“PC Tools”) acquisition was tax deductible, while goodwill for the other acquisitions was not tax deductible or was not material. The results of operations for the acquired companies have been included in our results of operations since their respective acquisition dates. AppStream, Inc. (“AppStream”), and the Other acquisitions are included in our Security and Compliance segment and SwapDrive, Inc. (“SwapDrive”) and PC Tools are included in our Consumer segment.

The following table presents the purchase price allocations related to these other fiscal 2009 acquisitions included in our Consolidated Balance Sheets:

	AppStream	SwapDrive	PC Tools	Other	Total
	(In millions)

Acquisition date	April 18, 2008	June 6, 2008	October 6, 2008	Various
Net tangible assets (liabilities)	$14	$2	$(11)	$—	$5
Intangible assets(1)	11	42	100	12	165
Goodwill	27	81	173	27	308

Total purchase price	$52	$125	$262	$39	$478

(1)	Intangible assets included customer relationships of $43 million, developed technology of $90 million and definite-lived tradenames of $1 million, which are amortized over their estimated useful lives of one to nine years. The weighted-average estimated useful lives were 6.5 years, 5.5 years and 1.4 years, respectively. Intangible assets also included indefinite-lived trade-names of $31 million, which have an indefinite estimated useful life.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Fiscal 2008 acquisitions

Altiris Purchase

On April 6, 2007, we completed the acquisition of Altiris Inc. (“Altiris”), a leading provider of information technology management software that enables businesses to easily manage and service network-based endpoints. In exchange for all of the voting equity interests of Altiris, we paid the following (in millions):

Cash paid for acquisition of common stock outstanding, excluding cash acquired	$990
Fair value of stock options assumed	17
Fair value of restricted stock awards	5
Acquisition-related transaction costs	4
Restructuring costs	22

Total purchase price	$1,038

The results of operations of Altiris are included since the date of acquisition as part of the Security and Compliance segment, with the exception of Altiris Services, which are included as part of our Services segment. Supplemental proforma information for Altiris was not material to our financial results and was therefore not included.

The following table presents the purchase price allocation included in our Consolidated Balance Sheets (in millions):

Net tangible assets(1)	$231
Intangible assets(2)	313
Goodwill(3)	633
Deferred tax liability	(139)

Total purchase price	$1,038

(1)	Net tangible assets included deferred revenue which was adjusted down from $46 million to $12 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $201 million, developed technology of $90 million and definite-lived tradenames of $22 million, which are amortized over their estimated useful lives of one to eight years. The weighted-average estimated useful lives were 8.0 years, 5.1 years and 7.6 years, respectively.

(3)	Goodwill was deductible in the State of California for tax purposes. The amount resulted primarily from our expectation of synergies from the integration of Altiris product offerings with our product offerings.

Other fiscal 2008 acquisitions

During fiscal 2008, in addition to Altiris, we completed acquisitions of two nonpublic companies for an aggregate of $334 million in cash, including $5 million in acquisition-related expenses resulting from financial advisory, legal and accounting services, duplicate sites, and severance. No equity interests were issued. We recorded goodwill in connection with each of these acquisitions, none of which was tax deductible, resulting primarily from our expectation of synergies from the integration of the acquired company’s technology with our technology and the acquired company’s access to our global distribution network. In addition, each acquired company provided a knowledgeable and experienced workforce. The results of operations for Vontu Inc. (“Vontu”) and the Other acquisition have been included in our results of operations since their respective acquisition dates and are included in our Security and Compliance segment.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The following table presents the purchase price allocations related to these other fiscal 2008 acquisitions included in our Consolidated Balance Sheets:

	Vontu	Other	Total
	(In millions)

Acquisition date	November 30, 2007	January 11, 2007
Net tangible liabilities	$(6)	$—	$(6)
Intangible assets(1)	69	3	72
Goodwill	259	9	268

Total purchase price	$322	$12	$334

(1)	Intangible assets included customer relationships of $33 million and developed technology of $39 million, which are amortized over their estimated useful lives of one to eight years. The weighted-average estimated useful lives were 8.0 years and 4.1 years, respectively.

Note 5.	Goodwill and Intangible Assets

Goodwill

We allocate goodwill to our reporting units, which are the same as our operating segments. Goodwill is allocated by operating segment as follows:

			Storage and
		Security and	Server
	Consumer	Compliance	Management	Services	Total
			(In millions)

Net balance as of March 28, 2008(1)	$103	$4,081	$6,666	$358	$11,208
Operating segment reclassification(2)	—	(84)	—	84	—
Goodwill acquired through business combinations(3)	253	54	—	471	778
Goodwill adjustments(4)	—	4	(10)	—	(6)
Goodwill impairment	—	(2,700)	(4,199)	(520)	(7,419)

Net balance as of April 3, 2009(5)	$356	$1,355	$2,457	$393	$4,561

Operating segment reclassification(6)	—	193	191	(384)	—
Goodwill acquired through business combinations(3)	—	24	—	—	24
Goodwill adjustments(4)	—	10	—	10	20

Net balance as of April 2, 2010(7)	$356	$1,582	$2,648	$19	$4,605

(1)	Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services are $103 million, $4.1 billion, $6.7 billion, and $358 million, respectively as of March 28, 2008. There was no accumulated impairment loss as of March 28, 2008.

(2)	In the first quarter of fiscal 2009, we moved Altiris services from the Security and Compliance segment to the Services segment. As a result of this reclassification the above adjustments were made as required by the authoritative guidance.

(3)	See Note 4 for acquisitions.

(4)	Reflects adjustments made to goodwill of prior acquisitions as a result of tax adjustments that were accounted for under the prior authoritative guidance on business combinations.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

(5)	Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services are $356 million, $4.1 billion, $6.7 billion, and $913 million, respectively as of April 3, 2009. Accumulated impairment losses for the Security and Compliance, Storage and Server Management, and Services are $2.7 billion, $4.2 billion, and $520 million, respectively as of April 3, 2009. There was no accumulated impairment loss for the Consumer segment as of April 3, 2009.

(6)	During the first quarter of fiscal 2010, we changed our reporting segments to better align to our operating structure, resulting in the Enterprise Vault products that were formerly included in the Security and Compliance segment being moved to the Storage and Server Management segment. Also, Software-as-a-Service, which was a standalone reporting unit in fiscal 2009, moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. The predominant amount of SaaS goodwill went to the Security and Compliance segment. See Note 11 for segment information.

(7)	Gross goodwill balances for the Consumer, Security and Compliance, Storage and Server Management, and Services are $356 million, $4.0 billion, $7.2 billion, and $461 million, respectively as of April 2, 2010. Accumulated impairment losses for Security and Compliance, Storage and Server Management, and Services are $2.4 billion, $4.6 billion, and $442 million, respectively as of April 2, 2010. There was no accumulated impairment loss for the Consumer segment as of April 2, 2010. These balances are reflective of amounts after adjustment for segment reclassifications during the period.

During the fourth quarter of fiscal 2010, in accordance with our accounting policy as described in Note 1, we performed our annual impairment analysis and determined that goodwill was not impaired. Based on the impairment analysis performed, we determined that the fair value of each of our reporting units exceeded its carrying value by more than 20% of the carrying value.

During the third quarter of fiscal 2009, based on a combination of factors, including the current economic environment and a decline in our market capitalization, we concluded that there were sufficient potential impairment indicators that required us to perform an interim goodwill impairment analysis. The analysis was not completed during the third quarter of fiscal 2009 and an estimated impairment charge of $7.0 billion was recorded. The analysis was subsequently finalized and an additional impairment charge of $413 million was included in our results for the fourth quarter of fiscal 2009. As a result, we recorded a total non-cash goodwill impairment charge based on the interim impairment analysis of $7.4 billion for fiscal 2009. We also performed our annual impairment analysis during the fourth quarter of fiscal 2009 and determined that no additional impairment charge was required.

The calculation of potential goodwill impairment requires significant judgment at many points during the analysis. In determining the carrying value of equity of the reporting units, we applied judgment to allocate assets and liabilities, such as accounts receivable and property and equipment, based on the specific identification or relevant driver, as they are not held by those reporting units but by functional departments. Furthermore, we utilize the income approach, under which we calculate fair value based on the estimated discounted future cash flows of that specific reporting unit. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction, but we also considered the market approach which measures the value of an asset through an analysis of recent sales or offerings of comparable property. We also consider our market capitalization on the date we perform our analysis as compared to the sum of the fair values of our reporting units to assess the reasonableness of the values of the reporting units determined under the income approach.

The income approach requires us to make estimates and judgments about the future cash flows of each reporting unit as well as discount rates to be applied. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying reporting units, there is significant judgment in determining the cash flows attributable to these reporting units. For the fiscal 2010 analysis, due to the improving overall economic environment and its impact on our long-term estimates, our estimated future

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

cash flows are somewhat higher than those used in the prior year analysis. Similarly, the discount rates utilized were decreased to reflect the decreased risk of volatility in the current economic environment. For the fiscal 2009 analysis, as a result of the downturn in the economic environment during the second half of calendar 2008, determining the fair value of the individual reporting units was even more judgmental than in the past. In particular, the global economic recession reduced our visibility into long-term trends, and consequently, estimates of future cash flows used in the analysis were lower than those used in the prior year analysis. The discount rates utilized in the fiscal 2009 analysis also reflected market-based estimates of the risks associated with the projected cash flows of individual reporting units and were increased from the previous year’s analysis to reflect increased risk due to volatility in the economic environment during the period.

Our reporting units are identified in accordance with the applicable authoritative guidance and are either equivalent to, or represent one level below, an operating segment, which constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Our reporting units are consistent with our operating segments.

Intangible assets, net

	April 2, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
		($ in millions)

Customer relationships	$1,839	$(973)	$866	4 years
Developed technology	1,635	(1,458)	177	1 year
Definite-lived tradenames	128	(66)	62	5 years
Patents	75	(54)	21	3 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,730	$(2,551)	$1,179	3 years

	April 3, 2009
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
		($ in millions)

Customer relationships	$1,830	$(745)	$1,085	5 years
Developed technology	1,785	(1,390)	395	1 year
Definite-lived tradenames	130	(54)	76	6 years
Patents	76	(46)	30	4 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,874	$(2,235)	$1,639	3 years

In fiscal 2010, 2009, and 2008, total amortization expense for intangible assets was $481 million, $585 million, and $574 million, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Total amortization expense for intangible assets which have definite lives, based upon our existing intangible assets and their current estimated useful lives as of April 2, 2010, is estimated to be as follows (in millions):

2011	$340
2012	296
2013	264
2014	119
2015	66
Thereafter	41

Total	$1,126

Note 6.	Investment in Joint Venture

On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Limited (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. We contributed cash of $150 million, licenses related to certain intellectual property and intangible assets in exchange for 49% of the outstanding common shares of the joint venture. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers. Huawei contributed its telecommunications storage and security business assets, engineering, sales and marketing resources, personnel, and licenses related to intellectual property in exchange for a 51% ownership interest in the joint venture.

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

On February 5, 2011, we have a one-time option to purchase an additional two percent ownership interest from Huawei for $28 million. We determined the value of the option using the Black-Scholes option-pricing model. The value of the option is not considered material to the financial statements. We have concluded that the option does not meet the definition of a derivative under the authoritative guidance. Symantec and Huawei each have the right to purchase all of the other partner’s ownership interest through a bid process upon certain triggering events set to occur as early as February 5, 2011.

We account for our investment in the joint venture under the equity method of accounting. Under this method, we record our proportionate share of the joint venture’s net income or loss based on the quarterly financial statements of the joint venture. We record our proportionate share of net income or loss one quarter in arrears. In determining our share of the joint venture’s net income or loss, we adjust the joint venture’s reported results to recognize the amortization expense associated with the basis difference described above.

As described in Note 1, the joint venture adopted new authoritative guidance on revenue arrangements with multiple deliverables during its period ended December 31, 2009, which was applied to the beginning of its fiscal year. The impact of the adoption decreased our proportionate share of net loss by $12 million during our fiscal 2010.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Summarized unaudited Statement of Operations information for the joint venture and the calculation of our share of the joint venture’s loss are as follows:

	For the Period from	For the Period from
	January 1, 2009 to	February 5, 2008 to
	December 31, 2009	December 31, 2008
	($ in millions)

Net revenue	$224	$28
Gross margin	87	7
Net loss, as reported by the joint venture	$(63)	$(92)
Symantec’s ownership interest	49%	49%

Symantec’s proportionate share of net loss	$(31)	$(45)
Adjustment for amortization of basis difference	(8)	(8)

Loss from joint venture	$(39)	$(53)

Note 7.	Debt

Convertible senior notes

In June 2006, we issued $1.1 billion in principal amount of 0.75% Notes and $1.0 billion in principal amount of 1.00% Notes. We received proceeds of $2.1 billion from the Senior Notes and incurred net transaction costs of approximately $33 million, of which $9 million was allocated to equity and the remainder allocated proportionately to the 0.75% Notes and 1.00% Notes. The 0.75% Notes and 1.00% Notes were each issued at par and bear interest at 0.75% and 1.00% per annum, respectively. Interest is payable semiannually in arrears on June 15 and December 15, beginning December 15, 2006.

The following table summarizes information regarding the equity and liability components of the Senior Notes:

	As of
	April 2,	April 3,
	2010	2009
		As Adjusted
	(In millions)

Equity component	$586	$586

Principal amount	$2,100	$2,100
Unamortized discount	(229)	(334)

Liability component	$1,871	$1,766

The effective interest rate, contractual interest expense and amortization of debt discount for the Senior Notes was as follows:

	Fiscal Year Ended
	April 2,	April 3,	March 28,
	2010	2009	2008
		As Adjusted	As Adjusted
	(In millions)

Effective interest rate	6.78%	6.78%	6.78%
Interest expense — contractual	$18	$18	$18
Interest expense — amortization of debt discount	$104	$96	$89

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

As of April 2, 2010, the remaining weighted-average amortization period of the discount and debt issuance costs is approximately 2.6 years and the if-converted value of the Senior Notes does not exceed the principal amount of the Senior Notes.

Each $1,000 of principal of the Senior Notes will initially be convertible into 52.2951 shares of Symantec common stock, which is the equivalent of $19.12 per share, subject to adjustment upon the occurrence of specified events. Holders of the Senior Notes may convert their Senior Notes prior to maturity during specified periods as follows: (1) during any calendar quarter, beginning after June 30, 2006, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 130% of the applicable conversion price per share; (2) if specified corporate transactions, including a change in control, occur; (3) with respect to the 0.75% Notes, at any time on or after April 5, 2011, and with respect to the 1.00% Notes, at any time on or after April 5, 2013; or (4) during the five business-day period after any five consecutive trading-day period during which the trading price of the Senior Notes falls below a certain threshold. Upon conversion, we would pay the holder the cash value of the applicable number of shares of Symantec common stock, up to the principal amount of the note. Amounts in excess of the principal amount, if any, may be paid in cash or in stock at our option. Holders who convert their Senior Notes in connection with a change in control may be entitled to a “make whole” premium in the form of an increase in the conversion rate. As of April 2, 2010, none of the conditions allowing holders of the Senior Notes to convert had been met. In addition, upon a change in control of Symantec, the holders of the Senior Notes may require us to repurchase for cash all or any portion of their Senior Notes for 100% of the principal amount.

Concurrently with the issuance of the Senior Notes, we entered into note hedge transactions with affiliates of certain initial purchasers whereby we have the option to purchase up to 110 million shares of our common stock at a price of $19.12 per share. The options as to 58 million shares expire on June 15, 2011 and the options as to 52 million shares expire on June 15, 2013. The options must be settled in net shares. The cost of the note hedge transactions to us was approximately $592 million. In addition, we sold warrants to affiliates of certain initial purchasers whereby they have the option to purchase up to 110 million shares of our common stock at a price of $27.3175 per share. The warrants expire on various dates from July 2011 through August 2013 and must be settled in net shares. We received approximately $326 million in cash proceeds from the sale of these warrants.

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

The preceding calculations assume that the average price of our common stock exceeds the respective conversion prices during the period for which EPS is calculated and excludes any potential adjustments to the

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

conversion ratio provided under the terms of the Senior Notes. See Note 14 for information regarding the impact on EPS of the Senior Notes and warrants in the current period.

Revolving credit facility

In July 2006, we entered into a five-year $1 billion senior unsecured revolving credit facility that expires in July 2011. Borrowings under the facility bear interest, at our option, at either a rate equal to the bank’s base rate or a rate equal to LIBOR plus a margin based on our leverage ratio, as defined in the credit facility agreement. In connection with the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, amortization and impairments) as well as various other non-financial covenants. As of April 2, 2010, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.

Note 8.	Restructuring

Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring liabilities in accordance with the authoritative guidance. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan. In addition, (i) liabilities associated with exit and disposal activities are measured at fair value; (ii) one-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. In addition, a portion of the restructuring costs related to international employees whose termination benefits are recognized when the amount of such termination benefits becomes estimable and payment is probable. We record other costs associated with exit activities as they are incurred.

Our restructuring costs and liabilities consist of severance, benefits, facilities and other costs. Severance and benefits generally include severance, outplacement services, health insurance coverage, effects of foreign currency exchange and legal costs. Facilities costs generally include rent expense, less expected sublease income and lease termination costs. Other costs generally include the effects of foreign currency exchange and consulting services. Also included in Restructuring in our Consolidated Statements of Operations are transition and transformation fees, consulting services, and other costs related to the outsourcing of back office functions. Restructuring expenses are included in the Other reporting segment.

Charges for restructuring costs were $94 million, $96 million, and $74 million for fiscal 2010, 2009 and 2008, respectively. These amounts include transition, transformation, consulting costs and related other costs of $28 million and $21 million for fiscal 2010 and 2009, respectively. There were no transition, transformation, consulting costs and related other costs in fiscal 2008. Transition and transformation related activities are expected to be substantially completed in fiscal 2011. Total remaining costs for transition and transformation activities are estimated to range from approximately $10 million to $20 million.

Restructuring Plans

The following details restructuring plans that management has committed to and are not substantially completed:

2010 Restructuring Plan (“2010 Plan”)

In the fourth quarter of fiscal 2010, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a workforce realignment. This action was initiated to more appropriately allocate resources to the Company’s key strategic initiatives. Charges related to this action are for severance

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

and benefits. These actions are expected to be substantially completed in fiscal 2011. Total remaining costs for severance and benefits are estimated to range from $45 million to $65 million.

•	Reduce operating costs through a facilities consolidation. This action was initiated to streamline our operations and deliver better and more efficient support to our customers and employees. Charges related to this action are for consolidating certain facilities in North America and Europe. These actions are expected to be substantially completed in fiscal 2011. Total remaining costs for facilities are estimated to range from $35 million to $45 million.

2008 Restructuring Plan (“2008 Plan”)

In the third quarter of fiscal 2008, management approved and initiated the following restructuring events to:

•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in the third quarter of fiscal 2008 and was substantially completed in the fourth quarter of fiscal 2008. Charges related to this action are for severance and benefits. Total remaining costs are not expected to be significant.

•	Reduce operating costs, implement management structure changes, optimize the business structure and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and are expected to be completed by the end of the second quarter in fiscal 2011. Total remaining costs for the severance and benefits are estimated to be up to $5 million.

•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the second quarter of fiscal 2009 and are expected to be substantially completed in fiscal 2011. Total remaining costs for severance and benefits are expected to range from $5 million to $10 million.

Prior and Acquisition-related Plans

Prior Restructuring Plan

In fiscal 2009, management approved and initiated a plan to reduce operating costs through a worldwide headcount reduction. This action was initiated and substantially completed in fiscal 2010. Charges related to this action were for severance and benefits. Total remaining costs are not expected to be significant.

Acquisition-related Plan

As a result of business acquisitions, management may deem certain job functions to be redundant and facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our integration efforts. For acquisitions made prior to fiscal 2010, such restructuring-related costs have generally been adjusted to goodwill to reflect changes in the purchase price of the respective acquisition. With the adoption of new authoritative guidance on business combinations, restructuring charges related to our business acquisitions starting in fiscal 2010 are expensed in our Consolidated Statements of Operations. As of April 2, 2010, acquisition-related restructuring liabilities, primarily related to excess facility obligations at several locations around the world, are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Restructuring Summary

	Fiscal 2010 Restructuring Liability
		Costs,			Cumulative
	April 3,	Net of	Cash	April 2,	Incurred
	2009	Adjustments(1)	Payments	2010	to Date
	(In millions)

Fiscal 2010
Severance and benefits	$—	$23	$(3)	$20	$23
Fiscal 2008
Severance and benefits	8	32	(37)	3	96
Prior and Acquisition-related
Severance and benefits	4	1	(4)	1	42
Facilities	15	10	(13)	12	35

Total	$27	$66	$(57)	$36

Transition, transformation and other costs		28			49

Total restructuring and transformation charges		$94

Balance Sheet:
Other current liabilities	$21			$28
Other long-term liabilities	6			8

	$27			$36

(1)	Total net adjustments or reversals, which include the effects of foreign currency, for each respective fiscal year were not significant.

Note 9.	Commitments and Contingencies

Lease Commitments

We lease certain of our facilities and related equipment under operating leases that expire at various dates through 2029. We currently sublease some space under various operating leases that will expire on various dates through 2018. Some of our leases contain renewal options, escalation clauses, rent concessions, and leasehold improvement incentives. Rent expense was $88 million, $88 million, and $87 million in fiscal 2010, 2009, and 2008, respectively.

As of April 2, 2010, our future commitments and sublease information under non-cancellable leases were as follows:

	Lease	Sublease	Net Lease
	Commitment	Income	Commitment(1)
	(In millions)

2011	$90	$4	$86
2012	73	2	71
2013	60	2	58
2014	52	1	51
2015	35	1	34
Thereafter	82	1	81

	$392	$11	$381

(1)	The net lease commitment amount includes $21 million related to facilities that are included in our restructuring reserve. For more information, see Note 8.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Purchase Obligations

We have purchase obligations of $421 million as of April 2, 2010 that are associated with agreements for purchases of goods or services. Management believes that cancellation of these contracts is unlikely and we expect to make future cash payments according to the contract terms.

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

Litigation Contingencies

For a discussion of our pending tax litigation with the Internal Revenue Service relating to the 2000 and 2001 tax years of Veritas, see Note 13.

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 10.	Stock Repurchases

The following table presents a summary of our stock repurchases:

	Year Ended
	April 2,	April 3,	March 28,
	2010	2009	2008
	(In millions, except per share data)

Total number of shares repurchased	34	42	81
Dollar amount of shares repurchased	$553	$700	$1,499
Average price paid per share	$16.39	$16.53	$18.53
Range of price paid per share	$14.14 to $18.29	$10.34 to $22.64	$16.67 to $20.16

We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our most recent program was authorized by our Board of Directors on October 27, 2009 to repurchase up to $1 billion of our common stock. This program does not have an expiration date and as of April 2, 2010, $747 million remained authorized for future repurchases.

Note 11.	Segment Information

During the first quarter of fiscal 2010, we modified our segment reporting structure to more readily match our operating structure. The following modifications were made to our segment reporting structure: (i) Enterprise Vault products moved to the Storage and Server Management segment from the Security and Compliance segment; and (ii) Software-as-a-Service (“SaaS”) offerings moved to either the Security and Compliance segment or the Storage and Server Management segment from the Services segment, based on the nature of the service delivered. There were no changes to the Consumer or Other segments. The new reporting structure more directly aligns the operating segments with our markets and customers, and we believe it will establish more direct lines of reporting responsibilities, expedite decision making, and enhance the ability to pursue product integration and strategic growth opportunities. Data shown from the prior periods has been reclassified to match the current reporting structure. As of April 2, 2010, our five operating segments are:

•	Consumer. Our Consumer segment focuses on delivering our Internet security, PC tune-up, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, and data loss prevention solutions. These products allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers. We also provide our customers with services delivered through our SaaS security offerings.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium and small-sized businesses with storage and server management, backup, archiving, and data protection solutions across heterogeneous storage and server platforms, as well as services delivered through our SaaS offerings.

•	Services. Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, education, and managed security services.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments. Our provision for income taxes, loss from joint venture, and non-operating items, such as interest income and interest expense, are also allocated to this segment.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

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

Segment information

The following table presents a summary of our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
	($ in millions)

Fiscal 2010
Net revenue	$1,871	$1,411	$2,287	$416	$—	$5,985
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	860	371	1,097	42	(1,437)	933
Operating margin of segment	46%	26%	48%	10%	*
Depreciation and amortization expense	29	25	41	8	734	837
Fiscal 2009
Net revenue	$1,773	$1,450	$2,493	$433	$1	$6,150
Percentage of total net revenue	29%	24%	40%	7%	0%	100%
Operating income (loss)	948	440	1,081	33	(8,972)	(6,470)
Operating margin of segment	53%	30%	43%	8%	*
Depreciation and amortization expense	15	25	54	9	830	933
Fiscal 2008
Net revenue	$1,746	$1,442	$2,303	$381	$2	$5,874
Percentage of total net revenue	30%	25%	39%	6%	0%	100%
Operating income (loss)	939	419	720	(23)	(1,453)	602
Operating margin of segment	54%	29%	31%	(6)%	*
Depreciation and amortization expense	7	24	64	8	812	915

*	Percentage not meaningful.

Product revenue information

Net revenue from sales of our core consumer security products within our Consumer segment represented 28%, 27%, and 28% of our total net revenue for fiscal 2010, 2009, and 2008, respectively.

Net revenue from sales of our endpoint security and management products within our Security and Compliance segment represented 10%, 11%, and 12% of our total net revenue during fiscal 2010, 2009, and 2008, respectively.

Net revenue from sales of our storage and availability management products within our Storage and Server Management segment represented 11%, 12%, and 11% of our total revenue during fiscal 2010, 2009, and 2008, respectively.

Net revenue from sales of our data protection products within our Storage and Server Management segment represented 20% of our total revenue during fiscal 2010, 2009, and 2008.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Geographical Information

The following table represents revenue amounts reported for products shipped to customers in the corresponding regions:

	Year Ended
		April 3,	March 28,
	April 2, 2010	2009	2008
	(In millions)

Net revenue:
United States	$2,967	$3,024	$2,814
United Kingdom	642	685	730
Other foreign countries(1)	2,376	2,441	2,330

	$5,985	$6,150	$5,874

(1)	No individual country represented more than 10% of the respective totals.

The table below lists our property and equipment, net of accumulated depreciation, by geographic area. With the exception of property and equipment, we do not identify or allocate our assets by geographic area:

	Year Ended
		April 3,
	April 2, 2010	2009
	(In millions)

Long-lived assets:
United States	$782	$811
Foreign countries(1)	167	162

	$949	$973

(1)	No individual country represented more than 10% of the respective totals.

Significant customers

In fiscal 2010 and 2008, one distributor, Ingram Micro accounted for 10% of our total net revenue in both periods. In fiscal 2009, Ingram Micro did not account for 10% of total net revenue. Revenue from Ingram Micro is included in our Security and Compliance, Storage and Server Management and Services segments. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), and these agreements are not based on the same form of contract. In fiscal 2009 and 2008, one reseller, Digital River accounted for 10% and 11% of our total net revenues, respectively. Revenue from Digital River is included in our Consumer segment. In fiscal 2010, we launched a new, internally-developed eCommerce platform, which will reduce our reliance on Digital River.

Note 12.	Employee Benefits and Stock-Based Compensation

401(k) plan

We maintain a salary deferral 401(k) plan for all of our domestic employees. This plan allows employees to contribute up to 50% of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Code. We match 50% of the employee’s contribution. The maximum match in any given plan year is 3% of the employees’ eligible compensation, up to $6,000. Our contributions under the plan were $22 million, $20 million, and $24 million, in fiscal 2010, 2009, and 2008, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock purchase plans

2008 Employee Stock Purchase Plan

In September 2008, our stockholders approved the 2008 Employee Stock Purchase Plan (“2008 ESPP”) and reserved 20 million shares of common stock for issuance thereunder. As of April 2, 2010, 16 million shares remain available for issuance under the 2008 ESPP.

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

2002 Executive Officers’ Stock Purchase Plan

In September 2002, our stockholders approved the 2002 Executive Officers’ Stock Purchase Plan and reserved 250,000 shares of common stock for issuance thereunder, which was amended by our Board of Directors in January 2008. The purpose of the plan is to provide executive officers with a means to acquire an equity interest in Symantec at fair market value by applying a portion or all of their respective bonus payments towards the purchase price. As of April 2, 2010, 40,401 shares have been issued under the plan and 209,599 shares remain available for future issuance. Shares reserved for issuance under this plan have not been adjusted for the stock dividends.

Stock award plans

2000 Director Equity Incentive Plan

In September 2000, our stockholders approved the 2000 Director Equity Incentive Plan and reserved 50,000 shares of common stock for issuance thereunder. Stockholders increased the number of shares of stock that may be issued by 50,000 in both September 2004 and September 2007. The purpose of this plan is to provide the members of the Board of Directors with an opportunity to receive common stock for all or a portion of the retainer payable to each director for serving as a member. Each director may elect any portion up to 100% of the retainer to be paid in the form of stock. As of April 2, 2010, a total of 109,881 shares had been issued under this plan and 40,119 shares remained available for future issuance.

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

As of April 2, 2010, we have reserved 132 million shares for issuance under the 2004 Plan. These shares include 18 million shares originally reserved for issuance under the 2004 Plan upon its adoption by our stockholders in September 2004, 24 million shares that were transferred to the 2004 Plan from the 1996 Equity Incentive Plan, (“1996 Plan”), and 40 million and 50 million shares that were approved for issuance on the amendment and restatement of the 2004 Plan at our 2006 and 2008 annual meeting of stockholders, respectively. In addition to the shares currently reserved under the 2004 Plan, any shares reacquired by us from options outstanding under the 1996

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Plan upon their cancellation will also be added to the 2004 Plan reserve. As of April 2, 2010, 59 million shares remain available for future grant under the 2004 Plan.

Assumed Vontu stock options

In connection with our fiscal 2008 acquisition of Vontu, we assumed all unexercised, outstanding options to purchase Vontu common stock. Each unexercised, outstanding option assumed was converted into an option to purchase Symantec common stock after applying the exchange ratio of 0.5351 shares of Symantec common stock for each share of Vontu common stock. In total, all unexercised, outstanding Vontu options were converted into options to purchase approximately 2.2 million shares of Symantec common stock. As of April 2, 2010, total unrecognized compensation cost adjusted for estimated forfeitures related to unexercised, outstanding Vontu stock options was approximately $2 million.

Furthermore, all shares obtained upon exercise of unvested Vontu options were converted into the right to receive cash of $9.33 per share upon vesting. The total value of the assumed exercised, unvested Vontu options on the date of acquisition was approximately $7 million, assuming no options are forfeited prior to vesting. As of April 2, 2010, total unrecognized compensation cost adjusted for estimated forfeitures related to exercised, unvested Vontu stock options was immaterial.

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

Valuation of stock-based awards

The fair value of each stock option granted under our equity incentive plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Options
	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Expected life	3 years	3 years	3 years
Expected volatility	44%	37%	33%
Risk-free interest rate	1.47%	2.04%	4.52%

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

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation expense

The following table sets forth the total stock-based compensation expense recognized in our Consolidated Statements of Operations.

	Year Ended
	April 2,	April 3,	March 28,
	2010	2009	2008
	(In millions, except per share data)

Cost of revenue — Content, subscription, and maintenance	$14	$11	$13
Cost of revenue — License	2	3	4
Sales and marketing	59	66	58
Research and development	53	49	58
General and administrative	27	28	31

Total stock-based compensation	155	157	164
Tax benefit associated with stock-based compensation expense	(43)	(44)	(42)

Net effect of stock-based compensation expense on operations	$112	$113	$122

Net effect of stock-based compensation expense on earnings per share — basic	$0.14	$0.14	$0.14

Net effect of stock-based compensation expense on earnings per share — diluted	$0.14	$0.14	$0.14

As of April 2, 2010, total unrecognized compensation cost adjusted for estimated forfeitures related to unvested stock options and restricted stock was $44 million and $136 million, respectively, which is expected to be recognized over the remaining weighted-average vesting periods of 2 years for stock options and 3 years for restricted stock.

Stock award activity

The following table summarizes stock option activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Remaining	Intrinsic
	of Shares	Price	Years	Value(1)
	(In millions)			(In millions)

Outstanding at April 3, 2009	74	$18.61		$137
Granted	5	15.64
Exercised	(8)	8.55
Forfeited(2)	(2)	17.38
Expired(3)	(5)	22.59

Outstanding at April 2, 2010	64	$19.32	3.30	$91

Exercisable at April 2, 2010	54	$19.68	2.94	$83
Vested and expected to vest at April 2, 2010	60	$19.41	3.20	$88

(1)	Intrinsic value is calculated as the difference between the market value of Symantec’s common stock as of April 2, 2010 and the exercise price of the option. The aggregate intrinsic value of options outstanding and exercisable includes options with an exercise price below $16.77, the closing price of our common stock on April 2, 2010, as reported by the NASDAQ Global Select Market.

(2)	Refers to options cancelled before their vest dates.

(3)	Refers to options cancelled on or after their vest dates.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The weighted-average fair value per share of options granted during fiscal 2010, 2009 and 2008 including assumed options was $5.15, $5.26, and $6.03, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009, and 2008 was $64 million, $111 million, and $142 million, respectively.

The following table summarizes restricted stock activity:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Grant Date	Remaining	Intrinsic
	of Shares	Fair Value	Years	Value
	(In millions)			(In millions)

Outstanding at April 3, 2009	11	$19.16		$175
Granted	11	15.60
Released	(4)	19.07
Forfeited	(2)	17.28

Outstanding at April 2, 2010	16	$16.87	1.40	$260

Vested and expected to vest at April 2, 2010	10	$—	1.26	$173

The weighted-average grant date fair value per share of restricted stock granted during fiscal 2010, 2009, and 2008, including assumed restricted stock was $15.60, $19.41, and $19.39, respectively. The total fair value of restricted stock that vested in fiscal 2010, 2009, and 2008 was $71 million, $52 million, and $15 million, respectively.

Shares reserved

As of April 2, 2010, we had reserved the following shares of authorized but unissued common stock (in millions):

Stock purchase plans	16
Stock award plans	—
Employee stock option plans	138

Total	154

Note 13.	Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended
	April 2,	April 3,	March 28,
	2010	2009	2008
	(In millions)

Current:
Federal	$62	$161	$258
State	—	48	48
International	91	101	123

	153	310	429
Deferred:
Federal	2	(121)	(178)
State	(2)	(39)	(33)
International	(41)	33	(5)

	(41)	(127)	(216)

	$112	$183	$213

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Pretax income from international operations was $498 million and $458 million for fiscal 2010 and 2008, respectively. Pretax loss from international operations was $1.5 billion in fiscal 2009.

The difference between our effective income tax and the federal statutory income tax is as follows:

	Year Ended
	April 2,	April 3,	March 28,
	2010	2009	2008
	(In millions)

Expected Federal statutory tax	$303	$(2,293)	$218
State taxes, net of federal benefit	(2)	(8)	6
Goodwill impairment — non deductible	—	2,510	—
Foreign earnings taxed at less than the federal rate	(92)	(64)	(1)
Domestic production activities deduction	(10)	(12)	(14)
Federal research and development credit	(6)	(12)	(7)
Valuation allowance increase (decrease) for Irish NOLs	(11)	61	—
Benefit of losses from joint venture	(5)	(9)	—
Veritas Tax Court Decision (including valuation allowance release)	(70)	—	—
Other, net	5	10	11

	$112	$183	$213

The principal components of deferred tax assets are as follows:

	Year Ended
	April 2,	April 3,
	2010	2009
	(In millions)

Deferred tax assets:
Tax credit carryforwards	$16	$20
Net operating loss carryforwards of acquired companies	148	202
Other accruals and reserves not currently tax deductible	137	160
Deferred revenue	61	57
Loss on investments not currently tax deductible	23	22
Book over tax depreciation	20	27
State income taxes	36	43
Goodwill	64	77
Other	81	65

	586	673
Valuation allowance	(67)	(102)

Deferred tax assets	519	571
Deferred tax liabilities:
Intangible assets	(272)	(377)
Unremitted earnings of foreign subsidiaries	(244)	(206)

Net deferred tax assets	$3	$(12)

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Of the $67 million total valuation allowance provided against our deferred tax assets, approximately $55 million is attributable to acquisition-related assets. The valuation allowance decreased by $35 million in fiscal 2010, of which $34 million was attributable to the release of Irish deferred tax assets related to our Veritas 2000-2001 court case decision, current year utilization, and a favorable change in our ability to use deferred tax assets on our tax returns; and $2 million was attributable to acquisition-related assets, offset by a $1 million increase attributable to capital losses.

As of April 2, 2010, we have U.S. federal net operating losses attributable to various acquired companies of approximately $137 million, which, if not used, will expire between fiscal 2011 and 2029. These net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code § 382, but are expected to be fully realized. Furthermore, we have U.S. state net operating loss and credit carryforwards attributable to various acquired companies of approximately $233 million and $14 million, respectively, which will expire in various fiscal years. In addition, we have foreign net operating loss carryforwards attributable to various acquired foreign companies of approximately $374 million net of valuation allowances, which, under current applicable foreign tax law, can be carried forward indefinitely.

As a result of the impairment of goodwill in fiscal year 2009, we have cumulative pre-tax book losses, as measured by the current and prior two years. We considered the negative evidence of this cumulative pre-tax book loss position on our ability to continue to recognize deferred tax assets that are dependent upon future taxable income for realization. We considered the following as positive evidence: the vast majority of the goodwill impairment is not deductible for tax purposes and thus will not result in tax losses; we have a strong, consistent taxpaying history; we have substantial U.S. federal income tax carryback potential; and we have substantial amounts of scheduled future reversals of taxable temporary differences from our deferred tax liabilities. We have concluded that this positive evidence outweighs the negative evidence and, thus, that the deferred tax assets as of April 2, 2010 of $519 million, after application of the valuation allowances, are realizable on a “more likely than not” basis.

As of April 2, 2010, no provision has been made for federal or state income taxes on $1.8 billion of cumulative unremitted earnings of certain of our foreign subsidiaries since we plan to indefinitely reinvest these earnings. As of April 2, 2010, the unrecognized deferred tax liability for these earnings was $524 million.

The Company adopted the provisions of new authoritative guidance on income taxes, effective March 31, 2007. The cumulative effect of adopting this new guidance was a decrease in tax reserves of $16 million, resulting in a decrease to Veritas goodwill of $10 million, an increase of $5 million to the March 31, 2007 Accumulated earnings balance, and a $1 million increase in Additional paid-in capital. Upon adoption, the gross liability for unrecognized tax benefits as of March 31, 2007 was $456 million, exclusive of interest and penalties.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

The aggregate changes in the balance of gross unrecognized tax benefits since adoption were as follows (in millions):

Beginning balance as of March 31, 2007 (date of adoption)	$456
Settlements and effective settlements with tax authorities and related remeasurements	(7)
Lapse of statute of limitations	(6)
Increases in balances related to tax positions taken during prior years	40
Decreases in balances related to tax positions taken during prior years	(6)
Increases in balances related to tax positions taken during current year	111

Balance as of March 28, 2008	$588

Settlements and effective settlements with tax authorities and related remeasurements	(2)
Lapse of statute of limitations	(9)
Increases in balances related to tax positions taken during prior years	31
Decreases in balances related to tax positions taken during prior years	(19)
Increases in balances related to tax positions taken during current year	44

Balance as of April 3, 2009	$633

Settlements and effective settlements with tax authorities and related remeasurements	(7)
Lapse of statute of limitations	(14)
Increases in balances related to tax positions taken during prior years	12
Decreases in balances related to tax positions taken during prior years	(92)
Increases in balances related to tax positions taken during current year	11

Balance as of April 2, 2010	$543

Of the $90 million of changes in gross unrecognized tax benefits during the fiscal year as disclosed above, approximately $1 million was provided through purchase accounting in connection with acquisitions during fiscal 2010. This gross liability is reduced by offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, interest deductions, and state income taxes, as well as payments made to date.

Of the total unrecognized tax benefits at April 2, 2010, $535 million, if recognized, would favorably affect the Company’s effective tax rate, while $8 million would affect the cumulative translation adjustments. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change upon the adoption of the new authoritative guidance on income taxes. At April 2, 2010, before any tax benefits, we had $102 million of accrued interest and accrued penalties on unrecognized tax benefits. Interest included in our provision for income taxes was a benefit of approximately $34 million for the year ended April 2, 2010. If the accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced in the period that such determination is made, and reflected as a reduction of the overall income tax provision.

We file income tax returns in the U.S. on a federal basis and in many U.S. state and foreign jurisdictions. Our two most significant tax jurisdictions are the U.S. and Ireland. Our tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. Our 2000 through 2009 tax years remain subject to examination by the Internal Revenue Service (“IRS”) for U.S. federal tax purposes, and our 2006 through 2009 fiscal years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Other significant jurisdictions include California, Japan, the UK and India. As of

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

April 2, 2010, we are under examination by the IRS, regarding Veritas U.S. federal income taxes for the 2002 through 2005 tax years and Symantec U.S. federal income taxes for the fiscal years 2005 through 2008 tax years. In addition, we are under examination by the California Franchise Tax Board for the Symantec California income taxes for the 2004 through 2005 tax years. We are also under audit by the Indian income tax authorities for fiscal years 2006 through 2007, respectively.

We continue to monitor the progress of ongoing income tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions. Considering these facts, we believe there is a reasonable possibility of significant changes to our total unrecognized tax benefits within the next twelve months.

On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related to research and development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changed our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. On March 22, 2010, the Ninth Circuit Court of Appeals issued a revised decision affirming the decision of the Tax Court. The Ninth Circuit’s revised decision agreed with the Tax Court’s finding that related companies are not required to share such costs. As a result of the Ninth Circuit’s revised ruling, we released the liability established in the first quarter of fiscal 2010, which resulted in a $7 million tax benefit and increase of additional paid-in capital of approximately $30 million in the fourth quarter of fiscal 2010. For fiscal 2010, there was no net income tax expense impact.

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

In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of the tax years 2000-2001 transfer pricing dispute, which in turn is being addressed in the U.S. Tax Court. To the extent that we owe taxes as a result of the transfer pricing dispute, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made. We made a payment of $130 million to the IRS for this matter in May 2006. We applied $110 million of this payment as a deposit on the outstanding transfer pricing matter for the tax years 2000-2004.

Note 14.	Earnings Per Share

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

The components of earnings per share are as follows:

	Year Ended
	April 2,	April 3,	March 28,
	2010	2009	2008
	(In millions, except per share data)

Net income (loss) per share — basic:
Net income (loss)	$714	$(6,786)	$410

Net income (loss) per share — basic	$0.88	$(8.17)	$0.47
Weighted-average outstanding common shares	810	831	868
Net income (loss) per share — diluted:
Net income (loss)	$714	$(6,786)	$410

Net income (loss) per share — diluted	$0.87	$(8.17)	$0.46
Weighted-average outstanding common shares	810	831	868
Shares issuable from assumed exercise of options	6	—	15
Dilutive impact of restricted stock and restricted stock units	3	—	1

Total weighted-average shares outstanding — diluted	819	831	884

The following potential common shares were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive:

	Year Ended
	April 2,	April 3,	March 28,
	2010(1)	2009(1)	2008(1)
	(In millions)

Stock options	47	61	66
Restricted stock units	—	2	—

	47	63	66

(1)	For these fiscal years, the effects of the warrants issued and the option purchased in connection with the convertible Senior Notes were excluded because, as discussed in Note 8, they have no impact on diluted earnings per share until our average stock price for the applicable period reaches $27.3175 per share and $19.12 per share, respectively.

SYMANTEC CORPORATION

Notes to Consolidated Financial Statements — (Continued)

Note 15.	Subsequent Events

In April 2010, we signed definitive agreements to acquire PGP Corporation (“PGP”) and GuardianEdge Technologies, Inc. (“GuardianEdge”), privately-held US-based providers of email and data encryption services. We expect to acquire PGP and GuardianEdge for a purchase price of approximately $300 million and $70 million in cash, respectively. The acquisitions are expected to close by the end of the first quarter of fiscal 2011 and therefore a disclosure of the purchase price allocation cannot be made at this time.

In April 2010, we announced our strategy for the Consulting Services business to expand our partner eco-system to better leverage their customer reach and operational scale. As a result of this change in strategy, we expect to take a restructuring charge in the range of $40 million to $50 million during fiscal 2011. The Consulting Services business is included in the Services segment in this annual report.

On May 19, 2010, we signed a definitive agreement to acquire certain assets of VeriSign, Inc. (“VeriSign”), a publicly-held US-based provider of internet authentication and domain naming services. The acquired assets relate to the authentication business of VeriSign. As part of the agreement, we will also acquire VeriSign’s 54% interest in VeriSign Japan KK. We anticipate a purchase price of approximately $1.28 billion to be paid in cash related to this acquisition, which is subject to regulatory approvals and other closing conditions. We expect the acquisition to close during the second quarter of our fiscal 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 21st day of May 2010.

SYMANTEC CORPORATION

By	/s/ Enrique Salem
Enrique Salem,
President, Chief Executive Officer, and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Enrique Salem, James A. Beer and Scott C. Taylor, and each or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Enrique Salem Enrique Salem	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 21, 2010

/s/ James A. Beer James A. Beer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 21, 2010

/s/ Phillip Bullock Phillip Bullock	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	May 21, 2010

/s/ John W. Thompson John W. Thompson	Chairman of the Board	May 21, 2010

/s/ Stephen M. Bennett Stephen M. Bennett	Director	May 21, 2010

/s/ Michael A. Brown Michael A. Brown	Director	May 21, 2010

/s/ William T. Coleman III William T. Coleman III	Director	May 21, 2010

Signature	Title	Date

/s/ Frank E. Dangeard Frank E. Dangeard	Director	May 21, 2010

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	May 21, 2010

/s/ David L. Mahoney David L. Mahoney	Director	May 21, 2010

/s/ Robert S. Miller Robert S. Miller	Director	May 21, 2010

/s/ Daniel Schulman Daniel Schulman	Director	May 21, 2010

/s/ V. Paul Unruh V. Paul Unruh	Director	May 21, 2010

Schedule II

SYMANTEC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged Against	Charged to		Amount	Balance at
	Beginning	Revenue and to	Other		Written Off	End of
	of Period	Operating Expense(1)	Accounts		or Used	Period
		(In millions)

Allowance for doubtful accounts:
Year ended April 2, 2010	$9	$3	$—		$(4)	$8
Year ended April 3, 2009	9	1	—		(1)	9
Year ended March 28, 2008	8	1	—		—	9
Reserve for product returns:
Year ended April 2, 2010	$12	$46	$—		$(49)	$9
Year ended April 3, 2009	14	52	—		(54)	12
Year ended March 28, 2008	12	67	—		(65)	14
Reserve for rebates:
Year ended April 2, 2010	$70	$181	$96	(2)	$(276)	$71
Year ended April 3, 2009	82	192	91	(2)	(295)	70
Year ended March 28, 2008	100	221	109	(2)	(348)	82

(1)	Reserve for product returns and reserve for rebates are charged against revenue.

(2)	Balances represent unrecognized customer rebates that will be amortized within 12 months and are recorded as a reduction of deferred revenue.

EXHIBIT INDEX

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.01		Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-119872	4.01	10/21/04
3.02		Certificate of Amendment of Amended and Restated Certificate of Incorporation of Symantec Corporation	S-8	333-126403	4.03	07/06/05
3.03		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Symantec Corporation	10-Q	000-17781	3.01	08/05/09
3.04		Certificate of Designations of Series A Junior Participating Preferred Stock of Symantec Corporation	8-K	000-17781	3.01	12/21/04
3.05		Bylaws, as amended, of Symantec Corporation	8-K	000-17781	3.01	05/04/10
4.01		Form of Common Stock Certificate	S-3ASR	333-139230	4.07	12/11/06
4.02		Indenture related to the 0.75% Convertible Senior Notes, due 2011, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 0.75% Convertible Senior Notes due 2011)	8-K	000-17781	4.01	06/16/06
4.03		Indenture related to the 1.00% Convertible Senior Notes, due 2013, dated as of June 16, 2006, between Symantec Corporation and U.S. Bank National Association, as trustee (including form of 1.00% Convertible Senior Notes due 2013)	8-K	000-17781	4.02	06/16/06
4.04		Form of Master Terms and Conditions For Convertible Bond Hedging Transactions between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.04	08/09/06
4.05		Form of Master Terms and Conditions For Warrants Issued by Symantec Corporation between Symantec Corporation and each of Bank of America, N.A. and Citibank, N.A., respectively, dated June 9, 2006, including Exhibit and Schedule thereto	10-Q	000-17781	10.05	08/09/06
4.06		Credit Agreement, dated as of July 12, 2006, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Morgan Stanley Bank and UBS Loan Finance LLC, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers, and related agreements.	8-K	000-17781	10.01	12/03/07
10	.01*	Form of Indemnification Agreement with Officers and Directors, as amended (form for agreements entered into prior to January 17, 2006)	S-1	33-28655	10.17	06/21/89
10	.02*	Form of Indemnification Agreement for Officers, Directors and Key Employees	8-K	000-17781	10.01	01/23/06
10	.03*	Veritas Software Corporation 1993 Equity Incentive Plan, including form of Stock Option Agreement	10-K	000-17781	10.03	06/09/06

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.04*	Symantec Corporation 1996 Equity Incentive Plan, as amended, including form of Stock Option Agreement and form of Restricted Stock Purchase Agreement	10-K	000-17781	10.05	06/09/06
10	.05*	Symantec Corporation Deferred Compensation Plan, restated and amended January 1, 2010, as adopted December 15, 2009					X
10	.06*	Brightmail Inc. 1998 Stock Option Plan, including form of Stock Option Agreement and form of Notice of Assumption	10-K	000-17781	10.08	06/09/06
10	.07*	Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.01	04/10/07
10	.08*	Form of Notice of Grant of Stock Option under the Altiris, Inc. 1998 Stock Option Plan	S-8	333-141986	99.02	04/10/07
10	.09*	Symantec Corporation 2000 Director Equity Incentive Plan, as amended	10-K	000-17781	10.09	06/01/09
10	.10*	Symantec Corporation 2001 Non-Qualified Equity Incentive Plan	10-K	000-17781	10.12	06/09/06
10	.11*	Amended and Restated Symantec Corporation 2002 Executive Officers’ Stock Purchase Plan	8-K	000-17781	10.01	01/25/08
10	.12*	Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.03	04/10/07
10	.13*	Form of Stock Option Agreement under the Altiris, Inc. 2002 Stock Plan	S-8	333-141986	99.04	04/10/07
10	.14*	Vontu, Inc. 2002 Stock Option/Stock Issuance Plan, as amended	S-8	333-148107	99.02	12/17/07
10	.15*	Form of Vontu, Inc. Stock Option Agreement	S-8	333-148107	99.03	12/17/07
10	.16*	Veritas Software Corporation 2003 Stock Incentive Plan, as amended and restated, including form of Stock Option Agreement, form of Stock Option Agreement for Executives and Senior VPs and form of Notice of Stock Option Assumption	10-K	000-17781	10.15	06/09/06
10	.17*	Symantec Corporation 2004 Equity Incentive Plan, as amended, including Stock Option Grant — Terms and Conditions, form of RSU Award Agreement, and form of RSU Award Agreement for Non-Employee Directors	10-K	000-17781	10.17	06/01/09
10	.18*	Altiris, Inc. 2005 Stock Plan	S-8	333-141986	99.05	04/10/07
10	.19*	Form of Incentive Stock Option Agreement under the Altiris, Inc. 2005 Stock Plan, as amended	S-8	333-141986	99.06	04/10/07
10	.20*	Symantec Corporation 2008 Employee Stock Purchase Plan	8-K	000-17781	10.2	09/25/08
10	.21*	Employment Agreement, dated December 15, 2004, between Symantec Corporation and Greg Hughes	S-4/A	333-122724	10.08	05/18/05
10	.22*	Offer Letter, dated February 8, 2006, from Symantec Corporation to James A. Beer	10-K	000-17781	10.17	06/09/06
10	.23*	Letter Agreement, dated April 6, 2009, between Symantec Corporation and John W. Thompson	8-K	000-17781	10.01	04/09/09
10	.24*	Employment Agreement, dated September 23, 2009, between Symantec Corporation and Enrique Salem	8-K	000-17781	10.01	09/29/09
10	.25*	FY10 Long Term Incentive Plan	10-Q	000-17781	10.03	08/05/09
10	.26*	Form of FY10 Executive Annual Incentive Plan — Chief Executive Officer	10-Q	000-17781	10.01	08/05/09

Exhibit			Incorporated by Reference				Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.27*	Form of FY10 Executive Annual Incentive Plan — Executive Vice President and Group President	10-Q	000-17781	10.02	08/05/09
10	.28*	Symantec Senior Executive Incentive Plan, as amended and restated	10-Q	000-17781	10.03	11/07/08
10	.29*	Symantec Executive Retention Plan, as amended	10-Q	000-17781	10.05	08/07/07
10	.30*	Amendment to the Symantec Executive Retention Plan, effective January 1, 2009	10-Q	000-17781	10.01	02/05/10
10	.31‡	Second Amended and Restated Symantec Online Store Agreement, by and among Symantec Corporation, Symantec Limited, Digital River, Inc. and Digital River Ireland Limited, entered into on October 19, 2006	10-Q	000-17781	10.02	02/07/07
10.32		Amendment, dated June 20, 2007, to the Amended and Restated Agreement Respecting Certain Rights of Publicity dated as of August 31, 1990, by and between Peter Norton and Symantec Corporation	10-Q	000-17781	10.01	08/07/07
10.33		Assignment of Copyright and Other Intellectual Property Rights, by and between Peter Norton and Peter Norton Computing, Inc., dated August 31, 1990	S-4	33-35385	10.37	06/13/90
10.34		Environmental Indemnity Agreement, dated April 23, 1999, between Veritas and Fairchild Semiconductor Corporation, included as Exhibit C to that certain Agreement of Purchase and Sale, dated March 29, 1999, between Veritas and Fairchild Semiconductor of California	S-1/A	333-83777†	10.27 Exhibit C	08/06/99
21.01		Subsidiaries of Symantec Corporation					X
23.01		Consent of Independent Registered Public Accounting Firm					X
24.01		Power of Attorney (see Signature page to this annual report)					X
31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	.01††	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32	.02††	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

§	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

*	Indicates a management contract, compensatory plan or arrangement.

‡	Certain portions of this exhibit have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

†	Filed by Veritas Software Corporation.

††	This exhibit is being furnished, rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.