Form 10-Q
period 2010-07-02
SYMANTEC CORP
filed 2010-08-04
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Symantec common stock, $0.01 par value per share, outstanding as of July 30, 2010: 789,341,729 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended July 2, 2010

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of July 2, 2010 and April 2, 2010	3
Condensed Consolidated Statements of Income for the three months ended July 2, 2010 and July 3, 2009	4
Condensed Consolidated Statements of Cash Flows for the three months ended July 2, 2010 and July 3, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
Signatures	34
EX-2.01
EX-10.01
EX-10.02
EX-10.03
EX-10.04
EX-31.01
EX-31.02
EX-32.01
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2,	April 2,
	2010	2010 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,726	$3,029
Short-term investments	13	15
Trade accounts receivable, net	573	856
Inventories	22	25
Deferred income taxes	172	176
Other current assets	249	250

Total current assets	3,755	4,351
Property and equipment, net	935	949
Intangible assets, net	1,172	1,179
Goodwill	4,860	4,605
Investment in joint venture	51	58
Other long-term assets	93	90

Total assets	$10,866	$11,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213	$214
Accrued compensation and benefits	284	349
Deferred revenue	2,650	2,835
Convertible senior notes	1,044	—
Income taxes payable	46	35
Other current liabilities	293	338

Total current liabilities	4,530	3,771
Long-term convertible senior notes	853	1,871
Long-term deferred revenue	348	371
Long-term deferred tax liabilities	186	195
Long-term income taxes payable	358	426
Other long-term obligations	53	50

Total liabilities	6,328	6,684
Commitments and contingencies
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	8,813	8,990
Accumulated other comprehensive income	165	159
Accumulated deficit	(4,448)	(4,609)

Total stockholders’ equity	4,538	4,548

Total liabilities and stockholders’ equity	$10,866	$11,232

*	Derived from audited financial statements.
     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 2,	July 3,
	2010	2009 *
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,248	$1,209
License	185	223

Total net revenue	1,433	1,432
Cost of revenue:
Content, subscription, and maintenance	217	209
License	3	5
Amortization of acquired product rights	45	98

Total cost of revenue	265	312

Gross profit	1,168	1,120
Operating expenses:
Sales and marketing	573	559
Research and development	208	221
General and administrative	92	89
Amortization of other purchased intangible assets	61	62
Restructuring and transformation	40	34
Loss and impairment of assets held for sale	—	3

Total operating expenses	974	968
Operating income	194	152
Interest income	2	2
Interest expense	(33)	(32)
Other income, net	1	6

Income before income taxes and loss from joint venture	164	128
(Benefit) provision for income taxes	(4)	42
Loss from joint venture	7	12

Net income	$161	$74

Net income per share — basic	$0.20	$0.09
Net income per share — diluted	$0.20	$0.09
Weighted-average shares outstanding — basic	796	816
Weighted-average shares outstanding — diluted	805	827

*	As adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010 as of the first quarter of fiscal 2010.
     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 2, 2010	July 3, 2009 *
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$161	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167	221
Amortization of discount on senior convertible notes	27	25
Stock-based compensation expense	35	49
Deferred income taxes	10	11
Income tax benefit from the exercise of stock options	(3)	(1)
Excess income tax benefit from the exercise of stock options	(1)	(3)
Loss from joint venture	7	12
Other	2	6
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	285	229
Inventories	3	4
Accounts payable	4	16
Accrued compensation and benefits	(68)	(90)
Deferred revenue	(177)	(142)
Income taxes payable	(76)	(19)
Other assets	—	(22)
Other liabilities	(41)	1

Net cash provided by operating activities	335	371
INVESTING ACTIVITIES:
Purchase of property and equipment	(52)	(54)
Proceeds from sale of property and equipment	—	2
Cash (payments for) returned from acquisitions, net of cash acquired	(362)	3
Purchase of equity investments	(6)	(16)
Purchases of available-for-sale securities	—	(2)
Proceeds from sales of available-for-sale securities	2	183

Net cash (used in) provided by investing activities	(418)	116
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	10	11
Excess income tax benefit from the exercise of stock options	1	3
Tax payments related to restricted stock issuance	(17)	(18)
Repurchase of common stock	(200)	(123)
Repayment of other long-term liability	(1)	(1)

Net cash used in financing activities	(207)	(128)
Effect of exchange rate fluctuations on cash and cash equivalents	(13)	40

Change in cash and cash equivalents	(303)	399
Beginning cash and cash equivalents	3,029	1,793

Ending cash and cash equivalents	$2,726	$2,192

*	As adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010 as of the first quarter of fiscal 2010.
     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of July 2, 2010 and April 2, 2010, and for the three months ended July 2, 2010 and July 3, 2009, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated financial statements for the three months ended July 3, 2009 have been adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010 as of the first quarter of fiscal 2010. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010. The results of operations for the three months ended July 2, 2010 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.
Fiscal Year End
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended July 2, 2010 and July 3, 2009 both consisted of 13 weeks. Our 2011 fiscal year consists of 52 weeks and ends on April 1, 2011.
Significant Accounting Policies
     There have been no changes in our significant accounting policies for the three months ended July 2, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
Recently Adopted Authoritative Guidance
     In the first quarter of fiscal 2011, we adopted new authoritative guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The adoption of this guidance did not have an impact on our consolidated financial statements for the three months ended July 2, 2010.
Note 2. Fair Value Measurements
     We measure assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

     All of our financial instruments are measured and recorded at fair value. For certain financial instruments, including cash and cash equivalents, accounts payable and other current liabilities, the carrying value approximates the fair value due to the relative short maturity of these instruments. For our other financial instruments and/or financial assets, specifically short-term investments, the fair value is determined using different assumptions as outlined above. Our equity investments ($28 million as of July 2, 2010) are carried at cost and measured at fair value when indicators of potential impairment exist. Our convertible senior notes and credit facility are carried at cost and fair value measurements are made on a nonrecurring basis.
Assets Measured and Recorded at Fair Value on a Recurring Basis
     The following table summarizes our assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of July 2, 2010				As of April 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents:
Money market funds	$1,856	$—	$—	$1,856	$2,046	$—	$—	$2,046
Bank securities and deposits	—	199	—	199	—	216	—	216
Government securities	—	23	—	23	—	116	—	116

Total	$1,856	$222	$—	$2,078	$2,046	$332	$—	$2,378

     Level 1 available-for-sale securities are based on quoted market prices of the identical underlying security. Level 2 available-for-sale securities are priced using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.
Note 3. Acquisitions
PGP Acquisition
     On June 4, 2010, we completed the acquisition of PGP Corporation (“PGP”), a nonpublic provider of email and data encryption software. In exchange for all of the voting equity interests of PGP, we paid a total purchase price of $306 million, excluding cash acquired. The results of operations of PGP are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for PGP was not material to our financial results and was therefore not included. For the three months ended July 2, 2010, we recorded acquisition-related transaction costs of $3 million, which were included in general and administrative expense.
     The following table presents the purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

Net tangible assets (1)	$7
Intangible assets (2)	74
Goodwill (3)	225

Total purchase price	$306

(1)	Net tangible assets included deferred revenue which was adjusted down from $55 million to $9 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $29 million, developed technology of $39 million, and definite-lived tradenames of $3 million, which have weighted-average estimated useful lives of 8.0 years, 5.0 years and 2.0 years, respectively. These intangible assets are amortized over their estimated useful lives of two to eight years. These intangible assets also included in-process research and development (“IPR&D”) of $3 million, which is classified as an indefinite-lived intangible asset until the project is completed or abandoned.

(3)	Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of PGP product offerings with our product offerings.

GuardianEdge Acquisition
     On June 3, 2010, we completed the acquisition of a GuardianEdge Technologies, Inc. (“GuardianEdge”), a nonpublic provider of email and data encryption software. In exchange for all the voting equity interests, we paid a total purchase price of $73 million, excluding cash acquired. This includes $1 million in assumed equity awards at fair value. The results of operations of GuardianEdge are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for GuardianEdge was not material to our financial results and was therefore not included. For the three months ended July 2, 2010, we recorded acquisition-related transaction costs of $1 million, which were included in general and administrative expense.
     The following table presents the purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

Net tangible assets (1)	$3
Intangible assets (2)	30
Goodwill (3)	40

Total purchase price	$73

(1)	Net tangible assets included deferred revenue which was adjusted down from $17 million to $2 million representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $19 million and developed technology of $11 million, which have weighted-average estimated useful lives of 9.0 years and 5.0 years, respectively. These intangible assets are amortized over their estimated useful lives of five to nine years.

(3)	Goodwill is not tax deductible. The amount resulted primarily from our expectation of synergies from the integration of GuardianEdge product offerings with our product offerings.
Note 4. Goodwill and Intangible Assets
Goodwill
Goodwill is allocated by reportable segment as follows:

		Security and	Storage and Server
	Consumer	Compliance	Management	Services	Total
	(In millions)
Balance as of April 2, 2010	$356	$1,582	$2,648	$19	$4,605
Goodwill acquired through business combinations (1)	—	265	—	—	265
Goodwill adjustments (2)	(10)	—	—	—	(10)

Balance as of July 2, 2010	$346	$1,847	$2,648	$19	$4,860

(1)	See Note 3 for acquisitions.

(2)	Reflects adjustments made to goodwill as a result of foreign currency exchange rate fluctuations.
     We apply a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of July 2, 2010, no indicators of impairment were identified.

Intangible assets, net

	As of July 2, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	($ in millions)
Customer relationships	$1,885	$(1,030)	$855	4 years
Developed technology	1,683	(1,500)	183	2 years
Definite-lived tradenames	131	(70)	61	5 years
Patents	75	(56)	19	3 years
Indefinite-lived tradenames	51	—	51	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$3,828	$(2,656)	$1,172	4 years

	As of April 2, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	($ in millions)
Customer relationships	$1,839	$(973)	$866	4 years
Developed technology	1,635	(1,458)	177	1 year
Definite-lived tradenames	128	(66)	62	5 years
Patents	75	(54)	21	3 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,730	$(2,551)	$1,179	3 years

     During the three months ended July 2, 2010 and July 3, 2009, total amortization expense for intangible assets was $106 million and $160 million, respectively.
     Total future amortization expense for intangible assets that have definite lives, based on our existing intangible assets and their current estimated useful lives as of July 2, 2010, is estimated as follows (in millions):

Remainder of fiscal 2011	$247
2012	311
2013	278
2014	134
2015	80
Thereafter	68

Total	$1,118

Note 5. Supplemental Financial Information
Property and Equipment

	As of
	July 2,	April 2,
	2010	2010
	(In millions)
Property and equipment, net:
Computer hardware and software	$1,273	$1,237
Office furniture and equipment	186	185
Buildings	440	440
Leasehold improvements	236	245

	2,135	2,107
Less: accumulated depreciation and amortization	(1,345)	(1,299)

	790	808
Construction in progress	74	70
Land	71	71

Property and equipment, net:	$935	$949

     Depreciation expense was $59 million and $60 million for the three months ended July 2, 2010 and July 3, 2009, respectively.
Comprehensive Income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	July 2,	July 3,
	2010	2009
	(In millions)
Net income	$161	$74
Foreign currency translation adjustments:
Translation adjustments arising during the period, net	6	5
Unrealized gain on available-for-sale securities	—	3

Other comprehensive income	6	8

Comprehensive income	$167	$82

Note 6. Restructuring
     Our restructuring costs and liabilities consist of severance, benefits, facilities and other costs. Severance and benefits generally include severance, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense, less expected sublease income, and lease termination costs. Also included in Restructuring in our Condensed Consolidated Statements of Income are transition and transformation fees, consulting services, and other costs related to the outsourcing of back office functions. Restructuring expenses are included in the Other reporting segment.
     Charges for restructuring costs were $40 million and $34 million for the three months ended July 2, 2010 and July 3, 2009, respectively. These amounts include transition, transformation, consulting and other related costs of $5 million and $11 million for the three months ended July 2, 2010 and July 3, 2009, respectively. Transition and transformation related activities are expected to be substantially completed in the second half of fiscal 2011. Total remaining costs for transition and transformation activities are estimated to range from approximately $10 million to $15 million.

Restructuring Plans
     The following details restructuring plans that management has committed to and are not substantially completed:
2011 Restructuring Plan (“2011 Plan”)
     In the first quarter of fiscal 2011, management approved and initiated the following restructuring events:
•	Expansion of Consulting partner sales and delivery capabilities. This action was initiated to expand our partner eco-system to better leverage their customer reach and operational scale, which will result in a headcount reduction within our consulting services organization. It is intended for Symantec customers to have greater choice in their providers for technology services. These actions are expected to be substantially completed in the second half of fiscal 2011 and the total remaining costs for severance and benefits are estimated to range from $40 million to $50 million.
2010 Restructuring Plan (“2010 Plan”)
     In the fourth quarter of fiscal 2010, management approved and initiated the following restructuring events:
•	Reduce operating costs through a workforce realignment. This action was initiated to more appropriately allocate resources to the Company’s key strategic initiatives. Charges related to this action are for severance and benefits. These actions are expected to be substantially completed in the second half of fiscal 2011. Total remaining costs for severance and benefits are estimated to range from $40 million to $60 million.

•	Reduce operating costs through a facilities consolidation. This action was initiated to streamline our operations and deliver better and more efficient support to our customers and employees. Charges related to this action are for consolidating certain facilities in North America and Europe. These actions are expected to be substantially completed in the second half of fiscal 2011. Total remaining costs for facilities are estimated to range from $25 million to $35 million.
2008 Restructuring Plan (“2008 Plan”)
     In the third quarter of fiscal 2008, management approved and initiated the following restructuring events:
•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in the third quarter of fiscal 2008 and was substantially completed in the fourth quarter of fiscal 2008. Charges related to this action are for severance and benefits. Total remaining headcount reduction costs are not expected to be significant.

•	Reduce operating costs, implement management structure changes, optimize the business structure, and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and are expected to be substantially completed in the second half of fiscal 2011. Total remaining costs for the severance and benefits are estimated to be up to $5 million.

•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the second quarter of fiscal 2009 and are expected to be substantially completed in the second half of fiscal 2011. Total remaining costs for severance and benefits are expected to range from $5 million to $10 million.
Acquisition-related Plans
     As a result of business acquisitions, management may deem certain job functions to be redundant and facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our integration efforts. As of July 2, 2010, acquisition-related restructuring liabilities, primarily related to excess facility obligations at several locations around the world, are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.

Restructuring Summary

	Restructuring Liability
		Costs,			Cumulative
	April 2,	Net of	Cash	July 2,	Incurred to
	2010	Adjustments(1)	Payments	2010	Date
	(In millions)
2011 Restructuring Plan:
Severance	$—	$4	$(3)	$1	$4
2010 Restructuring Plan:
Severance	20	17	(28)	9	40
Facilities	—	12	(1)	11	11
2008 Restructuring Plan:
Severance	3	—	(2)	1	96
Acquisition-related Restructuring Plans:
Severance	1	2	—	3	4
Facilities	12	—	(4)	8	27

Total	$36	$35	$(38)	$33

Transition, transformation and other costs		5			54

Total Restructuring Charges		$40

Balance Sheet:
Other current liabilities	$28			$20
Other long-term liabilities	8			13

	$36			$33

(1)	Total net adjustments or reversals were not material for the three months ended July 2, 2010.
Note 7. Commitments and Contingencies
Indemnification
     As permitted under Delaware law, we have agreements whereby we agree to indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not limited; however, we have directors’ and officers’ insurance coverage that reduces our exposure and may enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
     We provide limited product warranties, and the majority of our software license agreements contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. Historically, payments made under these provisions have been immaterial. We monitor the conditions that are subject to indemnification to identify if a loss has occurred.
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
Note 8. Stock Repurchases
     The following table summarizes our stock repurchases:

Three Months Ended
July 2, 2010
(In millions, except
per share data)
Total number of shares repurchased	14
Dollar amount of shares repurchased	$200
Average price paid per share	$14.49
Range of price paid per share	$13.81 to 15.31
     We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our most recent program was authorized by our Board of Directors on October 27, 2009 to repurchase up to $1 billion of our common stock. This program does not have an expiration date, and as of July 2, 2010, $547 million remained authorized for future repurchases.
Note 9. Segment Information
     As of July 2, 2010, our five reportable segments are the same as our operating segments and are as follows:
•	Consumer. Our Consumer segment focuses on delivering our Internet security, PC tune-up, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, and data loss prevention solutions. These products allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers. We also provide our customers with solutions delivered through our Software-as-a-Service (“SaaS”) security offerings.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium and small-sized businesses with storage and server management, backup, archiving, and data protection solutions across heterogeneous storage and server platforms, as well as solutions delivered through our SaaS offerings.

•	Services. Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, education, and managed security services.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments. Our provision for income taxes, loss from joint venture, and non-operating items, such as interest income and interest expense, are also allocated to this segment.

     The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010 and have not changed as of July 2, 2010. There were no intersegment sales for the three months ended July 2, 2010.
Segment information
     The following table summarizes our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
	($ in millions)
Three months ended July 2, 2010:
Net revenue	$473	$340	$524	$96	$—	$1,433
Percentage of total net revenue	33%	24%	36%	7%	0%	100%
Operating income (loss)	225	78	240	4	(353)	194
Operating margin of segment	48%	23%	46%	4%	*
Three months ended July 3, 2009:
Net revenue	$447	$336	$553	$96	$—	$1,432
Percentage of total net revenue	31%	23%	39%	7%	0%	100%
Operating income (loss)	223	78	261	5	(415)	152
Operating margin of segment	50%	23%	47%	5%	*

*	Percentage not meaningful
Note 10. Stock-based Compensation
     The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended
	July 2,	July 3,
	2010	2009
	(In millions, except per share data)
Cost of revenue — Content, subscription, and maintenance	$3	$4
Cost of revenue — License	1	1
Sales and marketing	14	18
Research and development	10	17
General and administrative	7	9

Total stock-based compensation expense	35	49
Tax benefit associated with stock-based compensation expense	(10)	(13)

Net stock-based compensation expense	$25	$36

Net stock-based compensation expense per share — basic	$0.03	$0.04

Net stock-based compensation expense per share — diluted	$0.03	$0.04

     The following table summarizes additional information pertaining to our stock-based compensation:

	Three Months Ended
	July 2,	July 3,
	2010	2009
	($ in millions, except per grant data)
Restricted stock units (“RSUs”)
Weighted-average fair value per grant	$14.52	$15.38
Fair value of RSUs granted	118	145
Total fair value of RSUs vested(1)	63	63
Total unrecognized compensation expense	197	132
Weighted-average remaining vesting period	3 years	3 years

Stock options
Weighted-average fair value per grant	$3.99	$5.16
Total intrinsic value of stock options exercised(1)	7	15
Total unrecognized compensation expense	45	80
Weighted-average remaining vesting period	3 years	2 years

(1)	Includes awards assumed in business combinations
Note 11. Income Taxes
     The effective tax rate was approximately (2) % and 33% for the three months ended July 2, 2010 and July 3, 2009, respectively.
     The tax expense for the three months ended July 2, 2010 was significantly reduced by the following benefits recognized in the first quarter of fiscal 2011: (1) $38.5 million additional tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below), and (2) $10.5 million tax benefit from current quarter discrete events primarily related to tax settlements and lapses of statutes of limitations. The tax expense for the three months ended July 3, 2009 included a $7 million tax expense related to the U.S. tax treatment of certain stock based compensation under Xilinx v. Commissioner (see further discussion below).
     The provision for both three-month periods ended July 2, 2010 and July 3, 2009 otherwise reflects a forecast tax rate of 27%. The forecast tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings and losses from our joint venture with Huawei (“joint venture”), domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2009), partially offset by state income taxes.
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
     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its offshore subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $78.5 million tax benefit in the third quarter in fiscal 2010. The Tax Court ruling is subject to appeal. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional $38.5 million tax benefit in the first quarter in fiscal 2011.
     In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of transfer pricing matters at issue in the IRS examination of Veritas tax years 2002-2005 (see discussion below). To the extent that we owe taxes as a result of these transfer pricing matters in years prior to the distribution, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made.
     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010, we filed a protest with the IRS in connection with the $80 million of tax assessed and currently await a response from the IRS.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
     We made a payment of $130 million to the IRS in May 2006 to address the Veritas matters described above for our 2000-2005 tax years.
Note 12. Earnings per Share
     The components of earnings per share are as follows:

	Three Months Ended
	July 2,	July 3,
	2010	2009
	(In millions, except per share data)
Net income per share — basic:
Net income	$161	$74

Net income per share — basic	$0.20	$0.09

Net income per share — diluted:
Net income	$161	$74

Net income per share — diluted	$0.20	$0.09

Weighted average outstanding common shares — basic	796	816
Shares issuable from assumed exercise of options	5	8
Dilutive impact of restricted stock and restricted stock units	4	3

Total weighted-average shares outstanding — diluted	805	827

Anti-dilutive weighted-average stock options	54	56
     The effect of the warrants issued and options purchased in connection with the convertible senior notes were excluded from earnings per share for the reasons discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.

Note 13. Subsequent Event
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
     The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended, or the Securities Act, and the Exchange Act. Forward-looking statements include references to our ability to utilize our deferred tax assets, as well as statements including words such as “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” and similar expressions. In addition, statements that refer to projections of our future financial performance, anticipated growth and trends in our businesses and in our industries, the anticipated impacts of acquisitions, and other characterizations of future events or circumstances are forward-looking statements. These statements are only predictions, based on our current expectations about future events and may not prove to be accurate. We do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part I, Item 1A, of our annual report on Form 10-K for the fiscal year ended April 2, 2010. We encourage you to read that section carefully.
Fiscal Calendar
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended July 2, 2010 and July 3, 2009 both consisted of 13 weeks.
OVERVIEW
Our Business
     Symantec is a global provider of security, storage, and systems management solutions that help businesses and consumers secure and manage their information. We provide customers worldwide with software and services that protect, manage and control information risks related to security, data protection, storage, compliance, and systems management. We help our customers manage cost, complexity, and compliance by protecting their IT infrastructure as they seek to maximize value from their IT investments.
Our Operating Segments
     Our operating segments are significant strategic business units that offer different products and services, distinguished by customer needs. Since the fourth quarter of fiscal 2008, we have operated in five operating segments: Consumer, Security and Compliance, Storage and Server Management, Services, and Other. For further descriptions of our operating segments, see Note 9 of the Notes to Condensed Consolidated Financial Statements in this quarterly report. Our reportable segments are the same as our operating segments.
Financial Results and Trends
     Revenue was flat for the three months ended July 2, 2010 as compared to the same period last year. During the end of the quarter sales were negatively impacted by the lengthening of procurement cycles driven by continued cautiousness among IT buyers. In particular, this affected sales of our storage management solutions given that these products are extensively utilized by our large enterprise customers. Offsetting this decline was growth in our Consumer business, driven by our multi-channel strategy. During the first quarter of fiscal 2011, we completed the transition to our internally-developed eCommerce platform for the company’s Norton-branded consumer products worldwide, excluding Japan. The fees we had previously paid to Digital River had been recorded as an offset to revenue; however, we incur expenses resulting from our eCommerce platform that appear as a cost of revenue and an operating expense. We continued to experience significantly higher year-over-year OEM placement fee payments resulting from an increase in PC unit shipments on which our products are included.
     Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $23 million for the three months ended July 2, 2010 as compared to the same period last year. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenue and operating results.
     Our net income was $161 million for the three months ended July 2, 2010 and was positively impacted by a decrease of $43 million in cost of revenue related to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarter of fiscal 2010. Net income was also positively impacted by $49 million of tax benefits primarily resulting from the reversal of accrued liabilities related to the Veritas Software tax assessment for 2000 and 2001.

Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the three months ended July 2, 2010 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
Recently Adopted Authoritative Guidance
     Information with respect to Recently Adopted Authoritative Guidance is in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
RESULTS OF OPERATIONS
Total Net Revenue

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Net revenue	$1,433	$1,432	$1	0%
     Net revenue was flat for the three months ended July 2, 2010, as compared to the same period last year, driven by the items discussed above under “Financial Results and Trends.”
     The changes in revenue for the three months ended July 2, 2010 are further described in the segment discussions that follow.

Content, subscription, and maintenance revenue

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Content, subscription, and maintenance revenue	$1,248	$1,209	$39	3%
Percentage of total net revenue	87%	84%
     Content, subscription, and maintenance revenue increased for the three months ended July 2, 2010, as compared to the same period last year, primarily as a result of strength in our Consumer segment where we completed the transition to our new eCommerce platform during the three months ended July 2, 2010 and continued to benefit from our broad range of distribution agreements with retailers and PC manufacturers. The growth in content, subscription, and maintenance revenue also reflects the expansion of our hosted services customer base, as well as for the reasons discussed above under “Financial Results and Trends.”
License revenue

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
License revenue	$185	$223	$(38)	(17)%
Percentage of total net revenue	13%	16%
     License revenue decreased for the three months ended July 2, 2010, as compared to the same period last year, primarily due to the lengthening of procurement cycles driven by continued cautiousness among IT buyers, particularly with respect to the storage management products within the Storage and Server Management segment, as well as for the reasons discussed above under “Financial Results and Trends.”
Net revenue and operating income by segment
Consumer segment

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Consumer revenue	$473	$447	$26	6%
Percentage of total net revenue	33%	31%
Consumer operating income	$225	$223	$2	1%
Percentage of Consumer revenue	48%	50%
     Consumer revenue increased for the three months ended July 2, 2010, as compared to the same period last year, primarily due to increases in revenue from our premium security suite and for the reasons discussed above under “Financial Results and Trends.”
     Our electronic channel sales are derived from OEMs, subscriptions, upgrades, online sales, and renewals. For the three months ended July 2, 2010, electronic channel revenue increased as compared to the same period last year. Electronic sales accounted for approximately 83% of Consumer revenue for the three months ended July 2, 2010, as compared to 80% in the same period last year.
     Operating income for the Consumer segment was flat for the three months ended July 2, 2010, as compared to the same period last year. Total expenses for the segment increased, primarily as a result of higher OEM placement fees and costs associated with our new proprietary eCommerce platform.

Security and Compliance segment

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Security and Compliance revenue	$340	$336	$4	1%
Percentage of total net revenue	24%	23%
Security and Compliance operating income	$78	$78	$—	0%
Percentage of Security and Compliance revenue	23%	23%
     Security and Compliance revenue and operating income was flat for the three months ended July 2, 2010, as compared to the same period last year, as stronger sales in our Symantec Hosted Services and data loss prevention offerings were largely offset by weakness in the small and medium-sized businesses, as well as the items discussed above under “Financial Results and Trends.”
Storage and Server Management segment

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Storage and Server Management revenue	$524	$553	$(29)	(5)%
Percentage of total net revenue	36%	39%
Storage and Server Management operating income	$240	$261	$(21)	(8)%
Percentage of Storage and Server Management revenue	46%	47%
     Storage and Server Management revenue decreased for the three months ended July 2, 2010, as compared to the same period last year, primarily due to the lengthening of procurement cycles driven by continued cautiousness among IT buyers, particularly with respect to our storage management products, as well as the items discussed above under “Financial Results and Trends.”
     Operating income for the Storage and Server Management segment decreased for the three months ended July 2, 2010, as compared to the same period last year, as the decrease in revenue exceeded the decrease in expenses. The decrease in expenses was due to our ongoing focus on cost efficiency.
     Services segment

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Services revenue	$96	$96	$—	0%
Percentage of total net revenue	7%	7%
Services operating income	$4	$5	$(1)	(20)%
Percentage of Services revenue	4%	5%
     Services revenue and operating income was consistent for the three months ended July 2, 2010, as compared to the same period last year.

     Other segment

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Other revenue	$—	$—	$—	*
Percentage of total net revenue	0%	0%
Other operating loss	$(353)	$(415)	$62	(15)%
Percentage of Other revenue	*	*

*	Percentage not meaningful
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
     Net revenue by geographic region

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Americas (U.S., Canada and Latin America)	$796	$784	$12	2%
Percentage of total net revenue	56%	55%
EMEA (Europe, Middle East, Africa)	$408	$433	$(25)	(6)%
Percentage of total net revenue	28%	30%
Asia Pacific/Japan	$229	$215	$14	7%
Percentage of total net revenue	16%	15%
     Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by $23 million.
     Americas revenue increased for the three months ended July 2, 2010, as compared to the same period last year, primarily due to increased revenue related to our Consumer segment, partially offset by decreased revenue related to our Storage and Server Management segment.
     EMEA revenue decreased for the three months ended July 2, 2010, as compared to the same period last year, primarily due to the impact of the change in foreign currency exchange rates and for the reasons discussed above under “Financial Results and Trends.”
     Asia Pacific Japan revenue increased for the three months ended July 2, 2010, as compared to the same period last year, primarily due to strength in our Consumer and Security and Compliance segments.
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

Cost of Revenue

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Cost of revenue	$265	$312	$(47)	(15)%
Gross margin	82%	78%
     Cost of revenue consists primarily of the amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing, and direct material costs, and royalties paid to third parties under technology licensing agreements.
     Cost of revenue decreased for the three months ended July 2, 2010, as compared to the same period last year, primarily due to a decrease in amortization of acquired product rights related to our acquisition of Veritas.
Cost of content, subscription, and maintenance

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Cost of content, subscription, and maintenance	$217	$209	$8	4%
As a percentage of related revenue	17%	17%
     Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance as a percentage of related revenue remained consistent for the three months ended July 2, 2010, as compared to the same period last year. However, the increase in total costs is primarily due to higher technical support costs and credit card processing fees, offset by a decrease in royalties.
     Cost of license

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Cost of license	$3	$5	$(2)	(40)%
As a percentage of related revenue	2%	2%
     Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, manufacturing and direct material costs. Cost of license remained consistent as a percentage of the related revenue for the three months ended July 2, 2010, as compared to the same period last year.

     Amortization of acquired product rights

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Amortization of acquired product rights	$45	$98	$(53)	(54)%
Percentage of total net revenue	3%	7%
     Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three months ended July 2, 2010 as compared to the same period last year is primarily due to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarter of fiscal 2010.
Operating Expenses
     Operating expenses overview
     Our operating expenses during the three months ended July 2, 2010 were favorably impacted by the restructuring plans discussed below.

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Sales and marketing expense	$573	$559	$14	3%
Percentage of total net revenue	40%	39%
Research and development expense	$208	$221	$(13)	(6)%
Percentage of total net revenue	15%	15%
General and administrative expense	$92	$89	$3	3%
Percentage of total net revenue	6%	6%
     As a percentage of revenue, sales and marketing, research and development and general and administrative expenses remained consistent during the three months ended July 2, 2010.
     Sales and marketing expense increased slightly during the three months ended July 2, 2010, as compared to the same period last year, as a result of increased OEM placement fees and costs associated with the deployment of our new proprietary eCommerce platform.
     Research and development expense decreased during the three months ended July 2, 2010, as compared to the same period last year, as a result of a shift of labor to lower cost regions.
     General and administrative expense increased slightly for the three months ended July 2, 2010, as compared to the same period last year, due to acquisition-related expenses from our fiscal 2011 acquisitions.

Amortization of other purchased intangible assets

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Amortization of other purchased intangible assets	$61	$62	$(1)	(2)%
Percentage of total net revenue	4%	4%
     Other purchased intangible assets are comprised of customer relationships and tradenames. Amortization was flat for the three months ended July 2, 2010 compared to the same period last year.
Restructuring and transformation

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Severance	$23	$18
Facilities and other	12	5
Transition, transformation and other costs	5	11

Restructuring and transformation	$40	$34	$6	18%

Percentage of total net revenue	3%	2%
     The restructuring and transformation charges for the three months ended July 2, 2010 primarily consisted of severance and charges related to the 2011 Restructuring Plan (“2011 Plan”), the 2010 Restructuring Plan (“2010 Plan”), and transition and transformation costs related to the outsourcing of certain back office functions.
     Total remaining severance charges are estimated to range from $85 million to $125 million, primarily for the 2011 Plan and 2010 Plan. Total remaining facilities charges are estimated to range from $25 million to $35 million related to the 2010 Plan. Total remaining costs for the transition and transformation activities associated with outsourcing back office functions are estimated to be approximately $10 million to $15 million. For further information on restructuring, see Note 6 of the Notes to Condensed Consolidated Financial Statements.
     Impairment of assets held for sale

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Impairment of assets held for sale	$—	$3	$(3)	(100)%
Percentage of total net revenue	0%	0%
     During the three months ended July 3, 2009, we recognized an impairment of $3 million on certain land and buildings classified as held for sale. The impairments were recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell.

Non-operating Income and Expense

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Interest income	$2	$2
Interest expense	(33)	(32)
Other income, net	1	6

Total	$(30)	$(24)	$(6)	25%

Percentage of total net revenue	(2)%	(2)%
     Non-operating income and expense was flat during the three months ended July 2, 2010, as compared to the same period last year.
(Benefit) provision for income taxes

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
(Benefit) provision for income taxes	$(4)	$42	$(46)	(110)%
Effective tax rate on earnings	(2)%	33%
     The effective tax rate was approximately (2) % and 33% for the three months ended July 2, 2010 and July 3, 2009, respectively.
     The tax expense for the three months ended July 2, 2010 was significantly reduced by the following benefits recognized in the first quarter of fiscal 2011: (1) $38.5 million additional tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below), and (2) $10.5 million tax benefit from current quarter discrete events primarily related to tax settlements and lapses of statutes of limitations. The tax expense for the three months ended July 3, 2009 included a $7 million tax expense related to the U.S. tax treatment of certain stock based compensation under Xilinx v. Commissioner (see further discussion below).
     The provision for both three-month periods ended July 2, 2010 and July 3, 2009 otherwise reflects a forecast tax rate of 27%. The forecast tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings and losses from our joint venture with Huawei (“joint venture”), domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2009), partially offset by state income taxes.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related R&D must be shared by the participants of an R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changed our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. On March 22, 2010, the Ninth Circuit Court of Appeals issued a revised decision affirming the decision of the Tax Court. The Ninth Circuit’s decision agreed with the Tax Court’s finding that related companies are not required to share such costs. As a result of the Ninth Circuit’s revised ruling, we released the liability established in our first quarter of fiscal 2010, which resulted in a $7 million tax benefit and increase of additional paid-in capital of approximately $30 million in the fourth quarter of fiscal 2010. For fiscal 2010, there was no net income tax expense impact.
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
     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its offshore subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $78.5 million tax benefit in the third quarter in fiscal 2010. The Tax Court ruling is subject to appeal. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional $38.5 million tax benefit in the first quarter in fiscal 2011.
     In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas foreign subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of transfer pricing matters at issue in the IRS examination of Veritas tax years 2002-2005 (see discussion below). To the extent that we owe taxes as a result of these transfer pricing matters in years prior to the distribution, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made.
     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010, we filed a protest with the IRS in connection with the $80 million of tax assessed and currently await a response from the IRS.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
     We made a payment of $130 million to the IRS in May 2006 to address the Veritas matters described above for our 2000-2005 tax years.
Loss from joint venture

	Three Months Ended
	July 2,	July 3,	Change in
	2010	2009	$	%
		($ in millions)
Loss from joint venture	$7	$12	$(5)	(42)%
Percentage of total net revenue	0%	1%
     On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets, and supports security and storage appliances to global telecommunications carriers and enterprise customers. We record our proportionate share of the joint venture’s net income or loss one quarter in arrears.
     For the three months ended July 2, 2010, we recorded a loss of approximately $7 million related to our share of the joint venture’s net loss incurred for the period from January 1, 2010 to March 31, 2010. For the three months ended July 3, 2009, we recorded a loss of approximately $12 million related to our share of the joint venture’s net loss for the period from January 1, 2009 to March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
     We have historically relied on cash flow from operations, borrowings under a credit facility, issuances of convertible notes, and equity securities for our liquidity needs. Key sources of cash include earnings from operations, existing cash and cash equivalents, and our revolving credit facility.
     In fiscal 2007, we entered into a five-year $1.0 billion senior unsecured revolving credit facility that expires in July 2011. In order to be able to draw on the credit facility, we must maintain certain covenants, including a specified ratio of debt to earnings (before interest, taxes, depreciation, amortization and impairment) as well as certain other non-financial covenants. As of July 2, 2010, we were in compliance with all required covenants and there was no outstanding balance on the credit facility.
     As of July 2, 2010, we had cash and cash equivalents of $2.7 billion and short-term investments of $13 million resulting in a net liquidity position of approximately $3.7 billion, which is defined as unused availability of the credit facility, cash and cash equivalents and short-term investments.
     We believe that our existing cash and investment balances, our borrowing capacity, and cash generated from operations will be sufficient to meet our working capital and capital expenditures requirements for at least the next 12 months.
Uses of Cash
     Our principal cash requirements include working capital, capital expenditures, payments of principal and interest on our debt, and payments of taxes. Also, we may, from time to time, engage in the open market purchase of our convertible notes prior to their maturity. In addition, we regularly evaluate our ability to repurchase stock, pay debts and acquire other businesses.
     Acquisition-Related. For the three months ended July 2, 2010, we acquired PGP Corporation (“PGP”) and GuardianEdge Technologies, Inc. (“GuardianEdge”) for an aggregate payment of $362 million, net of cash acquired, and invested in a privately-held company for $6 million. For the three months ended July 3, 2009, we invested in a privately-held company for $16 million. For the three months ended October 1, 2010, we expect to use approximately $1.3 billion of our cash balance to acquire the identity and authentication business of VeriSign, Inc.
     Convertible Senior Notes. In June 2006, we issued $1.1 billion principal amount of 0.75% Convertible Senior Notes due June 15, 2011, and $1.0 billion principal amount of 1.00% Convertible Senior Notes (collectively the “Senior Notes”) due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. For the three months ended July 2, 2010 and July 3, 2009, we have not repaid any of this debt other than the related interest costs.
     Stock Repurchases. For the three months ended July 2, 2010, we repurchased 14 million shares, or $200 million, of our common stock. For the three months ended July 3, 2009, we repurchased 8 million shares, or $123 million, of our common stock. As of July 2, 2010, we had $547 million remaining under the plan authorized for future repurchases.

Cash Flows
     The following table summarizes selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	July 2,	July 3,
	2010	2009
	(In millions)
Net cash provided by (used in)
Operating activities	$335	$371
Investing activities	(418)	116
Financing activities	(207)	(128)
Operating Activities
     Net cash provided by operating activities was $335 million for the three months ended July 2, 2010, which resulted from net income of $161 million adjusted for non-cash items, including depreciation and amortization charges of $194 million and stock-based compensation expense of $35 million, as well as increased collections of trade receivables of $285 million. These amounts were partially offset by decreases in deferred revenue of $177 million, accrued compensation and other liabilities of $109 million, and income taxes payable of $76 million.
     Net cash provided by operating activities was $371 million for the three months ended July 3, 2009, which resulted from net income of $74 million adjusted for non-cash items, including depreciation and amortization charges of $246 million, stock-based compensation expense of $49 million, as well as increased collections of trade receivables of $229 million. These amounts were partially offset by decreases in deferred revenue of $142 million and accrued compensation and benefits of $90 million.
Investing Activities
     Net cash used in investing activities was $418 million for the three months ended July 2, 2010 and was primarily due to payments for acquisitions, net of cash acquired, of $362 million and $52 million paid for capital expenditures.
     Net cash provided by investing activities was $116 million for the three months ended July 3, 2009 and was primarily due to proceeds of $183 million from the sale of short-term investments, partially offset by $54 million paid for capital expenditures and $16 million paid for an equity investment in a privately-held company.
Financing Activities
     Net cash used in financing activities was $207 million for the three months ended July 2, 2010 and was primarily due to repurchases of our common stock of $200 million.
     Net cash used in financing activities was $128 million for the three months ended July 3, 2009 and was primarily due to repurchases of our common stock of $123 million.
Contractual Obligations
     There have been no significant changes in our contractual obligations during the three months ended July 2, 2010 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in our market risk exposures during the three months ended July 2, 2010 as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
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
(b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010. There have been no material changes in our risks from such description.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchases during the three months ended July 2, 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
	(In millions, except per share data)
April 3, 2010 to April 30, 2010	—	$—	—	$746
May 1, 2010 to May 28, 2010	2	$14.41	2	$721
May 29, 2010 to July 2, 2010	12	$14.51	12	$547

Total	14	$14.49	14

     For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
2.01	**	Acquisition Agreement by and between VeriSign, Inc. and Symantec Corporation, dated May 19, 2010					X

3.01		Symantec Corporation Bylaws, as amended May 4, 2010	8-K	000-17781	3.01	05/04/10

10.01	*	FY11 Executive Annual Incentive Plan — Chief Executive Officer					X

10.02	*	FY11 Executive Annual Incentive Plan — Executive Vice President and Group President — 90%					X

10.03	*	FY11 Executive Annual Incentive Plan — Executive Vice President and Group President					X

10.04	*	FY11 Long Term Incentive Plan					X

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	††	XBRL Instance Document					X

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
101.SCH ††	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB ††	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: August 4, 2010

SYMANTEC CORPORATION
Q1 FY11 Form 10-Q
EXHIBIT INDEX

Incorporated by Reference
Exhibit				File		File	Filed with
Number		Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
2.01	**	Acquisition Agreement by and between VeriSign, Inc. and Symantec Corporation, dated May 19, 2010					X

3.01		Symantec Corporation Bylaws, as amended May 4, 2010	8-K	000-17781	3.01	05/04/10

10.01	*	FY11 Executive Annual Incentive Plan — Chief Executive Officer					X

10.02	*	FY11 Executive Annual Incentive Plan — Executive Vice President and Group President — 90%					X

10.03	*	FY11 Executive Annual Incentive Plan — Executive Vice President and Group President					X

10.04	*	FY11 Long Term Incentive Plan					X

31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01	†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02	†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
101.INS ††	XBRL Instance Document					X

101.SCH ††	XBRL Taxonomy Extension Schema Linkbase Document					X

101.CAL ††	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB ††	XBRL Taxonomy Extension Labels Linkbase Document					X

101.PRE ††	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF ††	XBRL Taxonomy Extension Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

**	The exhibits and schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any of the exhibits and schedules to the SEC upon request.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.