Form 10-Q
period 2010-10-01
SYMANTEC CORP
filed 2010-11-03
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Symantec common stock, $0.01 par value per share, outstanding as of October 29, 2010: 776,254,468 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended October 1, 2010

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of October 1, 2010 and April 2, 2010	3
Condensed Consolidated Statements of Income for the three and six months ended October 1, 2010 and October 2, 2009	4
Condensed Consolidated Statements of Cash Flows for the six months ended October 1, 2010 and October 2, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	35
EX-4.01
EX-10.01
EX-10.02
EX-10.04
EX-10.05
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	April 2,
	2010	2010 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,256	$3,029
Short-term investments	8	15
Trade accounts receivable, net	682	856
Inventories	23	25
Deferred income taxes	196	176
Other current assets	278	250

Total current assets	3,443	4,351
Property and equipment, net	1,009	949
Intangible assets, net	1,724	1,179
Goodwill	5,485	4,605
Investment in joint venture	47	58
Other long-term assets	111	90

Total assets	$11,819	$11,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$257	$214
Accrued compensation and benefits	304	349
Deferred revenue	2,725	2,835
Current portion of long-term debt	578	—
Income taxes payable	62	35
Other current liabilities	308	338

Total current liabilities	4,234	3,771
Long-term debt	1,962	1,871
Long-term deferred revenue	379	371
Long-term deferred tax liabilities	236	195
Long-term income taxes payable	359	426
Other long-term obligations	60	50

Total liabilities	7,230	6,684
Commitments and contingencies
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock	8	8
Additional paid-in capital	8,660	8,990
Accumulated other comprehensive income	149	159
Accumulated deficit	(4,312)	(4,609)

Total Symantec Corporation stockholders’ equity	4,505	4,548
Noncontrolling interest in subsidiary	84	—

Total stockholders’ equity	4,589	4,548

Total liabilities and stockholders’ equity	$11,819	$11,232

*	Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009 *	2010	2009 *
		(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,270	$1,254	$2,518	$2,463
License	210	220	395	443

Total net revenue	1,480	1,474	2,913	2,906
Cost of revenue:
Content, subscription, and maintenance	217	207	434	416
License	6	5	9	10
Amortization of acquired product rights	23	47	68	145

Total cost of revenue	246	259	511	571

Gross profit	1,234	1,215	2,402	2,335
Operating expenses:
Sales and marketing	612	576	1,185	1,135
Research and development	208	210	416	431
General and administrative	100	84	192	173
Amortization of other purchased intangible assets	67	63	128	125
Restructuring and transformation	28	25	68	59
Loss and impairment of assets held for sale	1	—	1	3

Total operating expenses	1,016	958	1,990	1,926
Operating income	218	257	412	409
Interest income	2	1	4	3
Interest expense	(36)	(31)	(69)	(63)
Other income, net	14	2	15	8
Loss on early extinguishment of debt	(16)	—	(16)	—

Income before income taxes and loss from joint venture	182	229	346	357
Provision for income taxes	44	68	40	110
Loss from joint venture	4	6	11	18

Net income	134	155	295	229
Less: Loss attributable to noncontrolling interest	(2)	—	(2)	—

Net income attributable to Symantec Corporation stockholders	$136	$155	$297	$229

Net income per share attributable to Symantec Corporation stockholders — basic	$0.17	$0.19	$0.38	$0.28
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.17	$0.19	$0.37	$0.28
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	782	812	789	814
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	786	819	795	823

*	As adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010 as of the first quarter of fiscal 2010.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 1,	October 2,
	2010	2009 *
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$295	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	395
Amortization of discount on debt	54	51
Stock-based compensation expense	71	85
Loss on early extinguishment of debt	16	—
Impairment of assets held for sale	1	3
Deferred income taxes	29	4
Income tax benefit from the exercise of stock options	(5)	2
Excess income tax benefit from the exercise of stock options	(1)	(6)
Loss from joint venture	11	18
Other	(10)	—
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	233	171
Inventories	3	5
Accounts payable	27	(7)
Accrued compensation and benefits	(65)	(79)
Deferred revenue	(238)	(259)
Income taxes payable	(79)	(15)
Other assets	12	(8)
Other liabilities	(32)	8

Net cash provided by operating activities	645	597
INVESTING ACTIVITIES:
Purchase of property and equipment	(116)	(108)
Proceeds from sale of property and equipment	—	3
Cash (payments for) returned from acquisitions, net of cash acquired	(1,528)	3
Purchase of equity investments	(6)	(16)
Purchases of available-for-sale securities	—	(2)
Proceeds from sales of available-for-sale securities	3	189

Net cash (used in) provided by investing activities	(1,647)	69
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	46	54
Excess income tax benefit from the exercise of stock options	1	6
Tax payments related to restricted stock issuance	(18)	(18)
Proceeds from debt issuance, net of discount	1,097	—
Repurchase of debt	(510)	—
Proceeds from sale of bond hedge	13	—
Debt issuance costs	(10)	—
Repurchase of common stock	(425)	(243)
Repayment of other long-term liabilities	(2)	(4)

Net cash provided by (used in) financing activities	192	(205)
Effect of exchange rate fluctuations on cash and cash equivalents	37	60

Change in cash and cash equivalents	(773)	521
Beginning cash and cash equivalents	3,029	1,793

Ending cash and cash equivalents	$2,256	$2,314

*	As adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010 as of the first quarter of fiscal 2010.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of October 1, 2010 and April 2, 2010, and for the three and six months ended October 1, 2010 and October 2, 2009, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated financial statements for the three and six months ended October 2, 2009 have been adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010 as of the first quarter of fiscal 2010. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010. The results of operations for the three and six months ended October 1, 2010 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.
     On August 9, 2010, we completed the acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), including a controlling interest in its subsidiary VeriSign Japan K.K. (“VeriSign Japan”), a publicly traded company on the Tokyo Stock Exchange. Given the Company’s majority ownership interest in VeriSign Japan, the accounts of VeriSign Japan have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investors’ interests in the equity and operations of VeriSign Japan. See Note 3.
Fiscal year end
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended October 1, 2010 and October 2, 2009 both consisted of 13 weeks. The six months ended October 1, 2010 and October 2, 2009 both consisted of 26 weeks. Our 2011 fiscal year consists of 52 weeks and ends on April 1, 2011.
Significant accounting policies
     There have been no changes in our significant accounting policies for the six months ended October 1, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
Recently adopted authoritative guidance
     In the first quarter of fiscal 2011, we adopted new authoritative guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The adoption of this guidance did not have an impact on our condensed consolidated financial statements for the three and six months ended October 1, 2010.
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

     All of our financial instruments are measured and recorded at fair value. For certain financial instruments, including cash and cash equivalents, accounts payable and other current liabilities, the carrying value approximates the fair value due to the relative short maturity of these instruments. For our other financial instruments and/or financial assets, specifically short-term investments which primarily consist of available-for-sale securities, the fair value is determined using different assumptions as outlined above. Our equity investments in privately-held entities ($30 million as of October 1, 2010) are carried at cost and reduced to fair value if and when determined to be impaired. Our convertible senior notes, senior notes, and credit facility are carried at amortized cost and fair value measurements are made on a nonrecurring basis, as necessary.
Assets measured and recorded at fair value on a recurring basis
     The following table summarizes our assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of October 1, 2010				As of April 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In millions)
Cash equivalents:
Money market funds (1)	$1,228	$—	$—	$1,228	$2,046	$—	$—	$2,046
Bank securities and deposits (2)	—	201	—	201	—	216	—	216
Government securities (2)	—	—	—	—	—	116	—	116

Total	$1,228	$201	$—	$1,429	$2,046	$332	$—	$2,378

(1)	Level 1 securities are based on quoted market prices of the identical underlying security.

(2)	Level 2 securities are priced using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.
Liabilities measured and recorded at fair value on a nonrecurring basis
     During the three months ended October 1, 2010, we repurchased $500 million of aggregate principal amount of our 0.75% convertible senior notes, which had a net book value of $481 million. Concurrently with the repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The fair value of the liability component was estimated to be $497 million using level 2 inputs based on market prices for similar convertible debt instruments and resulting yields thereof and level 3 inputs based on discounted cash flows based for future fixed amounts. Also see Note 6.
Note 3. Acquisitions
VeriSign, Inc.
     On August 9, 2010, we completed the acquisition of the identity and authentication business of VeriSign, which included a controlling interest in VeriSign Japan and equity interests in certain other subsidiary entities. In exchange for the assets and liabilities of the acquired business, we paid a total purchase price of $1.29 billion in cash, which included estimated net cash and working capital adjustments of $8 million. No equity interests were issued. The results of operations of the identification and authentication business of VeriSign are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for VeriSign was not material to our financial results and was therefore not included. For the three and six months ended October 1, 2010, we recorded acquisition-related transaction costs of $11 million, which were included in general and administrative expenses.

     The initial allocation of the purchase price was based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The purchase accounting items that are not yet finalized include the valuation of intangible assets acquired, the fair value of certain tangible assets and liabilities acquired, the calculation of certain deferred tax assets and liabilities, and the net cash and working capital adjustments noted above. The following table presents the initial purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

Net tangible assets (1)	$146
Intangible assets (2)	628
Goodwill (3)	605
Deferred tax liability	(6)
Noncontrolling interest in VeriSign Japan (4)	(85)

Total purchase price	$1,288

(1)	Net tangible assets included deferred revenue, which was adjusted down from $286 million to $68 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $226 million, developed technology of $123 million, which have weighted-average estimated useful lives of 8.0 years and 9.0 years, respectively, and indefinite-lived tradenames and trademarks of $279 million. These intangible assets are amortized over their estimated useful lives of five to nine years.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of VeriSign product offerings with our product offerings.

(4)	The fair value of the noncontrolling interest was calculated on a market basis using the closing stock price of VeriSign Japan on the date of acquisition.
PGP Corporation
     On June 4, 2010, we completed the acquisition of PGP Corporation (“PGP”), a nonpublic provider of email and data encryption software. In exchange for all of the voting equity interests of PGP, we paid a total purchase price of $306 million, excluding cash acquired. The results of operations of PGP are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for PGP was not material to our financial results and was therefore not included. For the six months ended October 1, 2010, we recorded acquisition-related transaction costs of $3 million, which were included in general and administrative expense.
     The following table presents the purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

Net tangible assets (1)	$7
Intangible assets (2)	74
Goodwill (3)	225

Total purchase price	$306

(1)	Net tangible assets included deferred revenue, which was adjusted down from $55 million to $9 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $29 million, developed technology of $39 million, and definite-lived tradenames of $3 million, which have weighted-average estimated useful lives of 8.0 years, 5.0 years, and 2.0 years, respectively. These intangible assets are amortized over their estimated useful lives of two to eight years. These intangible assets also included in-process research and development (“IPR&D”) of $3 million, which is classified as an indefinite-lived intangible asset until the project is completed or abandoned.

(3)	Goodwill is not tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of PGP product offerings with our product offerings.
Other Fiscal 2011 acquisitions
     During fiscal 2011, we completed the acquisition of GuardianEdge Technologies, Inc. (“GuardianEdge”), a nonpublic provider of email and data encryption software. In exchange for all the voting equity interests, we paid a total purchase price of $73 million, excluding cash acquired. This includes $1 million in assumed equity awards at fair value. We also completed the acquisition of a business from a public provider of telecommunications and related services for a total purchase price of $6 million. The results of operations from both acquisitions are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for both acquisitions was not material to our financial results and was therefore not included. For the six months ended October 1, 2010, we recorded acquisition-related transaction costs of $1 million, which were included in general and administrative expense.

     The following table presents the purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

	GuardianEdge	Other	Total
	(In millions)
Acquisition date	June 3, 2010	August 23, 2010
Net tangible assets (1)	$3	$—	$3
Intangible assets (2)	30	3	33
Goodwill (3)	40	3	43

Total purchase price	$73	$6	$79

(1)	Net tangible assets included deferred revenue, which was adjusted down from $17 million to $2 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $22 million and developed technology of $11 million, which have weighted-average estimated useful lives of 9.0 years and 5.0 years, respectively. These intangible assets are amortized over their estimated useful lives of five to nine years.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of both acquisitions’ product offerings with our product offerings.
Note 4. Goodwill and Intangible Assets
Goodwill
     Goodwill is allocated by reportable segment as follows:

		Security and	Storage and Server
	Consumer	Compliance	Management	Services	Total
	(In millions)
Balance as of April 2, 2010	$356	$1,582	$2,648	$19	$4,605
Goodwill acquired through business combinations (1)	—	873	—	—	873
Goodwill adjustments (2)	4	3	—	—	7

Balance as of October 1, 2010	$360	$2,458	$2,648	$19	$5,485

(1)	See Note 3 for acquisitions completed in fiscal 2011.

(2)	Reflects adjustments made to goodwill as a result of foreign currency exchange rate fluctuations.
     We apply a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of October 1, 2010, no indicators of impairment were identified.

Intangible assets, net

	As of October 1, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	($ in millions)
Customer relationships	$2,122	$(1,095)	$1,027	4 years
Developed technology	1,809	(1,524)	285	4 years
Definite-lived tradenames	131	(73)	58	4 years
Patents	75	(57)	18	3 years
Indefinite-lived tradenames	333	—	333	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$4,473	$(2,749)	$1,724	4 years

	As of April 2, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
	($ in millions)
Customer relationships	$1,839	$(973)	$866	4 years
Developed technology	1,635	(1,458)	177	1 year
Definite-lived tradenames	128	(66)	62	5 years
Patents	75	(54)	21	3 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,730	$(2,551)	$1,179	3 years

     Amortization expense was $90 million and $196 million for the three and six months ended October 1, 2010, respectively, and $110 million and $270 million for the three and six months ended October 2, 2009, respectively.
     Total future amortization expense for intangible assets that have definite lives, based on our existing intangible assets and their current estimated useful lives as of October 1, 2010, is estimated as follows (in millions):

Remainder of fiscal 2011	$186
2012	357
2013	324
2014	180
2015	126
Thereafter	215

Total	$1,388

Note 5. Supplemental Financial Information
Property and equipment, net

	As of
	October 1,	April 2,
	2010	2010
	(In millions)
Computer hardware and software	$1,369	$1,237
Office furniture and equipment	198	185
Buildings	456	440
Leasehold improvements	247	245

	2,270	2,107
Less: accumulated depreciation and amortization	(1,433)	(1,299)

	837	808
Construction in progress	89	70
Land	83	71

Property and equipment, net:	$1,009	$949

     Depreciation expense was $64 million and $123 million for the three and six months ended October 1, 2010, respectively, and $62 million and $122 million for the three and six months ended October 2, 2009, respectively.

Comprehensive income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(In millions)

Net income	$134	$155	$295	$229
Other comprehensive income (loss):
Foreign currency translation adjustments:
Translation adjustments	(14)	3	(8)	3
Less: reclassification adjustments for gains included in net income	—	(27)	—	(22)

Net foreign currency translation adjustments, net of tax	(14)	(24)	(8)	(19)
Available-for-sale securities:
Unrealized gains	10	—	10	3
Less: reclassification adjustment for gains included in net income	(12)	—	(12)	—

Net adjustments for available-for-sale securities, net of tax	(2)	—	(2)	3

Other comprehensive loss	(16)	(24)	(10)	(16)

Comprehensive income	118	131	285	213
Less: Comprehensive loss attributable to noncontrolling interest in subsidiary	(1)	—	(1)	—

Comprehensive income attributable to Symantec Corporation Stockholders	$117	$131	$284	$213

Note 6. Debt
Senior notes
     In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes (“2.75% Notes”) due September 15, 2015 and $750 million in principal amount of 4.20% senior notes (“4.20% Notes”) due September 15, 2020, for an aggregate principal amount of $1.1 billion. The 2.75% Notes and 4.20% Notes are senior unsecured obligations of the Company that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.1 billion, net of an issuance discount of approximately $3 million resulting from sale of the notes at a yield slightly above the stated coupons. We also incurred issuance costs of approximately $6 million. Both the discount and issuance costs are being amortized as incremental non-cash interest expense over the respective terms of the notes. The 2.75% Notes and 4.20% Notes bear interest at 2.75% and 4.20% per annum, respectively. Interest is payable semiannually in arrears on the 15th of March and September, beginning March 15, 2011. There was no cash paid for interest during the three and six months ended October 1, 2010.
Convertible senior notes
     In the first quarter of fiscal 2007, we issued $1.1 billion in principal amount of 0.75% convertible senior notes (“0.75% Notes”) due June 15, 2011 and $1.0 billion in principal amount of 1.00% senior notes (“1.00% Notes”) due June 15, 2013. We received proceeds of $2.1 billion from the 0.75% Notes and 1.00% Notes and incurred net transaction costs of approximately $33 million, of which $9 million was allocated to equity and the remainder allocated proportionately to the 0.75% Notes and 1.00% Notes. The 0.75% Notes and 1.00% Notes were each issued at par and bear interest at 0.75% and 1.00% per annum, respectively. Interest is payable semiannually in arrears on June 15 and December 15.
     Concurrent with the issuance of the 0.75% Notes and 1.00% Notes, the Company entered into note hedge transactions with affiliates of certain initial purchasers whereby the Company has the option to purchase up to 110 million shares of SYMC common stock at a price of $19.12 per share. The cost of the note hedge transactions was approximately $592 million.
     In the second quarter of fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% Notes. Concurrently with the repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash.

Revolving credit facility
     In the second quarter of fiscal 2011, we entered into a four-year $1.0 billion senior unsecured revolving credit facility that expires in September 2014. The credit facility provides that we may borrow up to $1.0 billion under revolving loans. Revolving loans under the credit facility bear interest, at our option, either at a rate equal to a) a LIBOR plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement or b) the bank’s prime rate plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to earnings (before interest, taxes, depreciation and amortization, and impairments). As of October 1, 2010, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
     In addition, in the second quarter of fiscal 2011, we terminated our previous $1.0 billion senior unsecured revolving credit facility that we entered into in July 2006. At the time of termination, there was no outstanding balance on the credit facility. The original expiration date for this credit facility was July 2011.
Note 7. Restructuring
     Our restructuring costs and liabilities consist of severance, benefits, facilities, and other costs. Severance and benefits generally include severance, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense, less expected sublease income and lease termination costs. Also included in Restructuring in our Condensed Consolidated Statements of Income are transition and transformation fees, consulting services, and other costs related to the outsourcing of back office functions. Restructuring expenses are included in the Other reporting segment.
     Charges for restructuring costs were $28 million and $68 million for the three and six months ended October 1, 2010, respectively, and $25 million and $59 million for the three and six months ended October 2, 2009, respectively. These amounts include transition, transformation, consulting, and other related costs of $4 million and $9 million for the three and six months ended October 1, 2010, respectively, and $10 million and $22 million for the three and six months ended October 2, 2009, respectively. Transition and transformation related activities are expected to be substantially completed by the end of fiscal 2011. Total remaining costs for transition and transformation activities are estimated to range from approximately $6 million to $11 million.
Restructuring Plans
     The following details restructuring plans that management has committed to and are not substantially completed:
2011 Restructuring Plan (“2011 Plan”)
     In the first quarter of fiscal 2011, management approved and initiated the following restructuring events:
•	Expansion of Consulting partner sales and delivery capabilities. This action was initiated to expand our partner eco-system to better leverage their customer reach and operational scale, which will result in a headcount reduction within our consulting services organization. It is intended for our customers to have greater choice in their providers for technology services. These actions are expected to be substantially completed by the end of fiscal 2011, and the total remaining costs for severance and benefits are estimated to range from $15 million to $20 million.
2010 Restructuring Plan (“2010 Plan”)
In the fourth quarter of fiscal 2010, management approved and initiated the following restructuring events:
•	Reduce operating costs through a workforce realignment. This action was initiated to more appropriately allocate resources to the Company’s key strategic initiatives. Charges related to this action are for severance and benefits. These actions are expected to be substantially completed by the first quarter of fiscal 2012. Total remaining costs for severance and benefits are estimated to range from $20 million to $30 million.

•	Reduce operating costs through a facilities consolidation. This action was initiated to streamline our operations and deliver better and more efficient support to our customers and employees. Charges related to this action are for consolidating certain facilities in North America and Europe. These actions are expected to be substantially completed by the end of fiscal 2011. Total remaining costs for facilities are estimated to range from $15 million to $25 million.
2008 Restructuring Plan (“2008 Plan”)
     In the third quarter of fiscal 2008, management approved and initiated the following restructuring events:
•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in the third quarter of fiscal 2008 and was substantially completed in the fourth quarter of fiscal 2008. Charges related to this action are for severance and benefits. Total remaining headcount reduction costs are not expected to be significant.

•	Reduce operating costs, implement management structure changes, optimize the business structure, and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and were substantially completed in the second quarter of fiscal 2011. Total remaining headcount reduction costs are not expected to be significant.

•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the second quarter of fiscal 2009 and were substantially completed in the second quarter of fiscal 2011. Total remaining headcount reduction costs are not expected to be significant.
Acquisition-related Plans
     As a result of business acquisitions, management may deem certain job functions to be redundant and facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our integration efforts. As of October 1, 2010, acquisition-related restructuring liabilities, primarily related to excess facility obligations at several locations around the world, are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.
Restructuring summary

	Restructuring Liability
		Costs,			Cumulative
	April 2,	Net of	Cash	October 1,	Incurred to
	2010	Adjustments (1)	Payments	2010	Date
	(In millions)
2011 Restructuring Plan:
Severance	$—	$9	$(6)	$3	$9
2010 Restructuring Plan:
Severance	20	26	(39)	7	49
Facilities	—	17	(5)	12	17
2008 Restructuring Plan:		—
Severance	3		(2)	1	96
Acquisition-related Restructuring Plans:
Severance	1	4	(2)	3	6
Facilities	12	3	(4)	11	30

Total	$36	$59	$(58)	$37

Transition, transformation and other costs		9			58

Total Restructuring Charges		$68

Balance Sheet:
Other current liabilities	$28			$22
Other long-term liabilities	8			15

	$36			$37

(1)	Total net adjustments or reversals were not material for the six months ended October 1, 2010.

Note 8. Commitments and Contingencies
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
     On July 7, 2004, a purported class action complaint entitled Paul Kuck, et al. v. Veritas Software Corporation, et al. was filed in the United States District Court for the District of Delaware. The lawsuit alleges violations of federal securities laws in connection with Veritas’ announcement on July 6, 2004 that it expected results of operations for the fiscal quarter ended June 30, 2004 to fall below earlier estimates. The complaint generally seeks an unspecified amount of damages. Subsequently, additional purported class action complaints have been filed in Delaware federal court, and, on March 3, 2005, the Court entered an order consolidating these actions and appointing lead plaintiffs and counsel. A consolidated amended complaint (“CAC”), was filed on May 27, 2005, expanding the class period from April 23, 2004 through July 6, 2004. The CAC also named another officer as a defendant and added allegations that Veritas and the named officers made false or misleading statements in press releases and SEC filings regarding Veritas’s financial results, which allegedly contained revenue recognized from contracts that were unsigned or lacked essential terms. The defendants to this matter filed a motion to dismiss the CAC in July 2005; the motion was denied in May 2006. In April 2008, the parties filed a stipulation of settlement. On July 31, 2008, the Court held a final approval hearing and, on August 5, 2008, the Court entered an order approving the settlement. An objector to the fees portion of the settlement has lodged an appeal. In fiscal 2008, we recorded an accrual in the amount of $21.5 million for this matter and, pursuant to the terms of the settlement, we established a settlement fund of $21.5 million on May 1, 2008.
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
Note 9. Stock Repurchases
     The following table summarizes our stock repurchases:

	Three Months Ended	Six Months Ended
	October 1, 2010	October 1, 2010
	(In millions, except per share data)
Total number of shares repurchased	17	31
Dollar amount of shares repurchased	$225	$425
Average price paid per share	$13.16	$13.75
Range of price paid per share	$12.07 to 14.99	$12.07 to 15.31
     We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our most recent program was authorized by our Board of Directors on October 27, 2009 to repurchase up to $1 billion of our common stock. This program does not have an expiration date and as of October 1, 2010, $322 million remained authorized for future repurchases.

Note 10. Segment Information
     As of October 1, 2010, our five reportable segments are the same as our operating segments and are as follows:
•	Consumer. Our Consumer segment focuses on delivering our Internet security, PC tune-up, and backup products to individual users and home offices.

•	Security and Compliance. Our Security and Compliance segment focuses on providing large, medium, and small-sized businesses with solutions for endpoint security and management, compliance, messaging management, data loss prevention solutions, and identity and authentication services. These products allow our customers to secure, provision, and remotely access their laptops, PCs, mobile devices, and servers. We also provide our customers with solutions delivered through our Software-as-a-Service (“SaaS”) security offerings.

•	Storage and Server Management. Our Storage and Server Management segment focuses on providing large, medium, and small-sized businesses with storage and server management, backup, archiving, and data protection solutions across heterogeneous storage and server platforms, as well as solutions delivered through our SaaS offerings.

•	Services. Our Services segment provides customers with implementation services and solutions designed to assist them in maximizing the value of their Symantec software. Our offerings include consulting, business critical services, education, and managed security services.

•	Other. Our Other segment is comprised of sunset products and products nearing the end of their life cycle. It also includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; goodwill impairment charges; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.
     The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010 and have not changed as of October 1, 2010. There were no intersegment sales for the three and six months ended October 1, 2010.
Segment information
     The following table summarizes the results of our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
			($ in millions)
Three months ended October 1, 2010:
Net revenue	$468	$363	$557	$92	$—	$1,480
Percentage of total net revenue	32%	24%	38%	6%	0%	100%
Operating income (loss)	211	57	275	8	(333)	218
Operating margin of segment	45%	16%	49%	9%	*
Three months ended October 2, 2009:
Net revenue	$463	$345	$563	$103	$—	$1,474
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	216	89	275	14	(337)	257
Operating margin of segment	47%	26%	49%	14%	*
Six months ended October 1, 2010:
Net revenue	$941	$703	$1,081	$188	$—	$2,913
Percentage of total net revenue	32%	24%	37%	7%	0%	100%
Operating income (loss)	436	135	515	12	(686)	412
Operating margin of segment	46%	19%	48%	6%	*
Six months ended October 2, 2009:
Net revenue	$910	$681	$1,116	$199	$—	$2,906
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	439	167	536	19	(752)	409
Operating margin of segment	48%	25%	48%	10%	*

*	Percentage not meaningful.

     During the three months ended October 1, 2010, we recorded adjustments to revenue of the Consumer segment and research and development expense of the Security and Compliance segment. The revenue adjustment reduced the Consumer segment revenue by approximately $10 million, as a result of certain consumers not receiving their subscription entitlements on a timely basis. The research and development expense adjustment reduced the Security and Compliance segment expense by approximately $10 million related to increased capitalization of certain costs for internally developed software.
     We assessed the materiality of these adjustments as required by the authoritative guidance on accounting changes and error corrections, which included an evaluation of all relevant quantitative and qualitative factors, and determined that the impact of the resulting adjustments is not material to our financial statements for the three and six months ended October 1, 2010 or to the projected full year results for fiscal 2011. In addition, we do not believe the adjustments are material to the amounts reported in prior periods. As a result of this assessment, the adjustments were included in our condensed consolidated financial statements during the three months ended October 1, 2010.
Note 11. Stock-based Compensation
     The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(In millions, except per share data)
Cost of revenue — Content, subscription, and maintenance	$4	$3	$7	$7
Cost of revenue — License	—	1	1	2
Sales and marketing	14	14	28	32
Research and development	12	12	22	29
General and administrative	6	6	13	15

Total stock-based compensation expense	36	36	71	85
Tax benefit associated with stock-based compensation expense	(10)	(10)	(20)	(23)

Net stock-based compensation expense	$26	$26	$51	$62

Net stock-based compensation expense per share — basic	$0.03	$0.03	$0.06	$0.08

Net stock-based compensation expense per share — diluted	$0.03	$0.03	$0.06	$0.08

     The following table summarizes additional information pertaining to our stock-based compensation:

	Six Months Ended
	October 1,	October 2,
	2010	2009
	(In millions, except per share data)
Restricted stock units (“RSUs”)
Weighted-average fair value per grant	$14.50	$15.39
Fair value of RSUs granted	$144	$150
Total fair value of RSUs vested (1)	$65	$65
Total unrecognized compensation expense	$188	$140
Weighted-average remaining vesting period	3 years	3 years
Stock options
Weighted-average fair value per grant	$4.00	$5.15
Total intrinsic value of stock options exercised (1)	$15	$30
Total unrecognized compensation expense	$38	$65
Weighted-average remaining vesting period	3 years	2 years

(1)	Includes awards assumed in business combinations.

Note 12. Income Taxes
     The effective tax rate was approximately 24% and 12% for the three and six months ended October 1, 2010, respectively, and 30% and 31% for the three and six months ended October 2, 2009, respectively.
     As discussed below, we recognized a $38.5 million additional tax benefit arising from the Veritas v. Commissioner Tax Court decision in the six months ended October 1, 2010 as well as a $4.4 million and a $14.9 million tax benefit during the three months and six months ended October 1, 2010, respectively, for discrete events primarily related to tax settlements, lapses of statutes of limitations, and adjustments of prior year items. We recognized a $2 million tax benefit during the three months ended October 2, 2009 from favorable adjustments for prior year items. As discussed further below, we recorded a $7 million tax expense for the six months ended October 2, 2009 related to the U.S. tax treatment of certain stock based compensation under Xilinx v. Commissioner.
     The provision for the six-month periods ended October 1, 2010 and October 2, 2009 otherwise reflects a forecasted tax rate of 28% and 31% (excluding the tax benefit from our joint venture with Huawei), respectively. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2009), partially offset by state income taxes. The forecasted tax rate for fiscal 2011 is lower than in fiscal 2010, primarily due to higher benefits from lower-taxed foreign earnings.
     We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss with Huawei and its tax impact.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related Research and Development (“R&D”) must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changed our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. On March 22, 2010, the Ninth Circuit Court of Appeals issued a revised decision affirming the decision of the Tax Court. The Ninth Circuit’s decision agreed with the Tax Court’s finding that related companies are not required to share such costs. As a result of the Ninth Circuit’s revised ruling, we released the liability established in our first quarter of fiscal 2010, which resulted in a $7 million tax benefit and an increase of additional paid-in capital of approximately $30 million in the fourth quarter of fiscal 2010. For fiscal 2010, there was no net income tax expense impact.
     On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years, based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the fourth quarter of fiscal 2007, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment. The IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.
     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $78.5 million tax benefit in the third quarter in fiscal 2010. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional $38.5 million tax benefit in the first quarter in fiscal 2011. On August 10, 2010, the Tax Court Judge issued the final decision order reflecting the agreed-to income adjustment. The IRS has until November 8, 2010 to appeal the tax court decision.

     In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas international subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore is eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of transfer pricing matters at issue in the IRS examination of Veritas tax years 2002-2005. To the extent that we owe taxes as a result of these transfer pricing matters in years prior to the distribution, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made.
     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010, we filed a protest with the IRS in connection with the $80 million of tax assessed. On September 28, 2010, the case was formally accepted into Appeals for consideration.
     We made a payment of $130 million to the IRS in May 2006 to address the Veritas matters described above for our 2000-2005 tax years.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Note 13. Earnings per Share
     The components of earnings per share are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
	(In millions, except per share data)
Net income per share attributable to Symantec Corporation stockholders—basic:
Net income attributable to Symantec Corporation stockholders	$136	$155	$297	$229

Net income per share attributable to Symantec Corporation stockholders—basic	$0.17	$0.19	$0.38	$0.28

Net income per share attributable to Symantec Corporation stockholders—diluted:
Net income attributable to Symantec Corporation stockholders	$136	$155	$297	$229

Net income per share attributable to Symantec Corporation stockholders—diluted	$0.17	$0.19	$0.37	$0.28

Weighted average outstanding common shares attributable to Symantec Corporation stockholders—basic	782	812	789	814
Shares issuable from assumed exercise of options	3	6	4	7
Dilutive impact of restricted stock	1	1	2	2

Total weighted-average shares outstanding attributable to Symantec Corporation stockholders—diluted	786	819	795	823

Anti-dilutive weighted-average stock options	54	56	51	56
Anti-dilutive weighted-average restricted stock	1	—	1	—
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
Fiscal Calendar
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended October 1, 2010 and October 2, 2009 both consisted of 13 weeks. The six months ended October 1, 2010 and October 2, 2009 both consisted of 26 weeks.
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
Financial Results and Trends
     Revenue was flat for the three and six months ended October 1, 2010 as compared to the same periods last year. During the first six months of fiscal 2011, we experienced growth in our Security and Compliance segment as a result of revenue associated with our acquisitions and, to a lesser extent, revenue from our hosted services. We also experienced growth in our Consumer businesses, driven by our multi-channel strategy. Within our Storage and Server Management segment, strength in our backup and archiving solutions was offset by weakness in our storage management solutions evidenced in particular by lower revenues from our relationship with Sun/Oracle. During the first quarter of fiscal 2011, we completed the transition to our internally-developed eCommerce platform for the company’s Norton-branded consumer products worldwide, excluding Japan. The fees we had previously paid to Digital River had been recorded as an offset to revenue; however, we now incur expenses resulting from our eCommerce platform that appear as a cost of revenue and an operating expense. For the six months ended October 1, 2010, we acquired PGP Corporation, GuardianEdge Technologies, Inc. and the identity and authentication business of VeriSign, Inc, for an aggregate amount of approximately $1.5 billion. We expect that these acquisitions will contribute positively to our revenue in future periods, in the Security and Compliance segment.
     Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $29 million and $51 million for the three and six months ended October 1, 2010 as compared to the same periods last year. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenue and operating results.

     Our net income attributable to Symantec Corporation stockholders was $136 million and $297 million for the three and six months ended October 1, 2010 and was positively impacted by a decrease of $25 million and $68 million, respectively, in cost of revenue related to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first and second quarter of fiscal 2010. Net income was also positively impacted by tax benefits primarily resulting from the reversal of accrued liabilities related to the Veritas Software tax assessment for 2000 and 2001 of $4 million and $53 million for the three and six months ended October 1, 2010, respectively.
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the six months ended October 1, 2010 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
Recently Adopted Authoritative Guidance
     Information with respect to Recently Adopted Authoritative Guidance is in Note 1 of Notes to Condensed Consolidated Financial Statements in this Form 10-Q, which information is incorporated herein by reference.
RESULTS OF OPERATIONS
Total Net Revenue

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Net revenue	$1,480	$1,474	$6	0%	$2,913	$2,906	$7	0%
     Net revenue was flat for the three and six months ended October 1, 2010, as compared to the same periods last year, driven by the items discussed above under “Financial Results and Trends.”
     The changes in revenue for the three and six months ended October 1, 2010 are further described in the segment discussions that follow.
Content, subscription, and maintenance revenue

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Content, subscription, and maintenance revenue	$1,270	$1,254	$16	1%	$2,518	$2,463	$55	2%
Percentage of total net revenue	86%	85%			86%	85%
     Content, subscription, and maintenance revenue increased for the three and six months ended October 1, 2010, as compared to the same periods last year, primarily as a result of strength in our Consumer segment where we completed the transition to our new eCommerce platform during the first quarter of fiscal 2011 and continued to benefit from our broad range of distribution agreements with retailers and PC manufacturers. The growth in content, subscription, and maintenance revenue also reflects the expansion of our hosted services customer base and the identity and authentication business of VeriSign, Inc., as well as the matters discussed above under “Financial Results and Trends.”

License revenue

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
License revenue	$210	$220	$(10)	(5)%	$395	$443	$(48)	(11)%
Percentage of total net revenue	14%	15%			14%	15%
     License revenue decreased for the three months ended October 1, 2010, as compared to the same period last year, primarily due to weakness in our storage management solutions evidenced in particular by lower revenues from our relationship with Sun/Oracle, as well as due to the lengthening of procurement cycles driven by continued cautiousness among IT buyers.
     License revenue decreased for the six months ended October 1, 2010, as compared to the same period last year, primarily due to the lengthening of procurement cycles driven by continued cautiousness among IT buyers, particularly with respect to the storage management products within the Storage and Server Management segment, as well as for the reasons discussed above under “Financial Results and Trends.”
     Net revenue and operating income by segment
     Consumer segment

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
				($ in millions)
Consumer revenue	$468	$463	$5	1%	$941	$910	$31	3%
Percentage of total net revenue	32%	31%			32%	31%
Consumer operating income	$211	$216	$(5)	(2)%	$436	$439	$(3)	(1)%
Percentage of Consumer revenue	45%	47%			46%	48%
     Consumer revenue increased for the three and six months ended October 1, 2010, as compared to the same periods last year, primarily due to increased sales of our premium security suite and for the reasons discussed above under “Financial Results and Trends.” Consumer revenue, for the three months ended October 1, 2010, includes an adjustment as a result of certain consumers not receiving their subscription entitlements on a timely basis, which resulted in a $10 million decrease to revenue and a reduction to operating income during the three and six months ended October 1, 2010.
     Our electronic channel sales are derived from online sales (which includes new subscriptions, renewals, and upgrades), original equipment manufacturers (“OEMs”), and internet service providers. For the three and six months ended October 1, 2010, electronic channel revenue increased as compared to the same periods last year. Electronic sales accounted for approximately 84% of Consumer revenue for the three and six months ended October 1, 2010, as compared to 81% and 80% in the same periods last year, respectively.
     Operating income for the Consumer segment decreased for the three months ended October 1, 2010, as compared to the same period last year, due to the revenue adjustment as mentioned above. Operating income for the Consumer segment decreased for the six months ended October 1, 2010, compared to the same period last year, primarily as a result of higher OEM placement fees and costs associated with our new proprietary eCommerce platform.
     Security and Compliance segment

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Security and Compliance revenue	$363	$345	$18	5%	$703	$681	$22	3%
Percentage of total net revenue	24%	24%			24%	24%
Security and Compliance operating income	$57	$89	$(32)	(36)%	$135	$167	$(32)	(19)%
Percentage of Security and Compliance revenue	16%	26%			19%	25%
     Security and Compliance revenue increased for the three and six months ended October 1, 2010, as compared to the same periods last year, due to our acquisition of the identity and authentication business of VeriSign, Inc. (“VeriSign”), as well as our acquisitions of PGP Corporation (“PGP”) and GuardianEdge Technologies, Inc. (“GuardianEdge”).
     Security and Compliance operating income decreased for the three and six months ended October 1, 2010, as compared to the same periods last year, due to increased expenses related to our fiscal 2011 acquisitions as mentioned above. These increases were partially offset by an adjustment that resulted in a decrease to research and development expense by approximately $10 million.

     Storage and Server Management segment

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Storage and Server Management revenue	$557	$563	$(6)	(1)%	$1,081	$1,116	$(35)	(3)%
Percentage of total net revenue	38%	38%			37%	38%
Storage and Server Management operating income	$275	$275	$—	0%	$515	$536	$(21)	(4)%
Percentage of Storage and Server Management revenue	49%	49%			48%	48%
     Storage and Server Management revenue decreased for the three and six months ended October 1, 2010, as compared to the same periods last year, primarily due to a decrease in OEM royalty revenue related to our storage management products. These decreases in revenue for the three and six months ended October 1, 2010 were partially offset by demand for our backup and archiving solutions.
     Operating income as a percentage of related revenue for the Storage and Server Management segment remained consistent for the three and six months ended October 1, 2010, as compared to the same periods last year.
     Services segment

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Services revenue	$92	$103	$(11)	(11)%	$188	$199	$(11)	(6)%
Percentage of total net revenue	6%	7%			7%	7%
Services operating income	$8	$14	$(6)	(43)%	$12	$19	$(7)	(37)%
Percentage of Services revenue	9%	14%			6%	10%
     Services revenue decreased for the three and six months ended October 1, 2010, as compared to the same periods last year, as we continue to support our partner led consulting program while we focus on our core software business.
     Operating income as a percentage of related revenue for the Services segment remained consistent for the three and six months ended October 1, 2010, as compared to the same periods last year.
     Other segment

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Other revenue	$—	$—	$—	*	$—	$—	$—	*
Percentage of total net revenue	0%	0%			0%	0%
Other operating loss	$(333)	$(337)	$4	1%	$(686)	$(752)	$66	9%
Percentage of Other revenue	*	*			*	*

*	Percentage not meaningful.
The operating loss of our Other segment includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; charges such as stock-based compensation and restructuring; and certain indirect costs that are not charged to the other operating segments.

Net revenues by geographic region

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
				($ in millions)
Americas (U.S., Canada and Latin America)	$815	$791	$24	3%	$1,611	$1,575	$36	2%
Percentage of total net revenue	55%	54%			55%	54%
EMEA (Europe, Middle East, Africa)	$414	$457	$(43)	(9)%	$822	$890	$(68)	(8)%
Percentage of total net revenue	28%	31%			28%	31%
Asia Pacific/Japan	$251	$226	$25	11%	$480	$441	$39	9%
Percentage of total net revenue	17%	15%			17%	15%
     Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by $29 million and $51 million in the three and six months ended October 1, 2010, respectively.
     Americas revenue increased for the three and six months ended October 1, 2010, as compared to the same periods last year, primarily due to increased revenue related to our Consumer segment.
     EMEA revenue decreased for the three and six months ended October 1, 2010, as compared to the same periods last year, primarily due to the impact of the change in foreign currency exchange rates.
     Asia Pacific/Japan revenue increased for the three and six months ended October 1, 2010, as compared to the same periods last year, primarily due to the impact of the change in foreign currency exchange rates and strength in our Consumer and Security and Compliance segments.
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
Cost of Revenue

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Cost of revenue	$246	$259	$(13)	(5)%	$511	$571	$(60)	(11)%
Gross margin	83%	82%			82%	80%
     Cost of revenue consists primarily of the amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing, and direct material costs, and royalties paid to third parties under technology licensing agreements.
     Cost of revenue decreased for the three and six months ended October 1, 2010, as compared to the same period last year, primarily due to a decrease in amortization of acquired product rights.
Cost of content, subscription, and maintenance

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Cost of content, subscription, and maintenance	$217	$207	$10	5%	$434	$416	$18	4%
As a percentage of related revenue	17%	17%			17%	17%
     Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance as a percentage of related revenue remained consistent for the three and six months ended October 1, 2010, as compared to the same periods last year.

Cost of license

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Cost of license	$6	$5	$1	20%	$9	$10	$(1)	(10)%
As a percentage of related revenue	3%	2%			2%	2%
     Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, manufacturing and direct material costs. Cost of license remained consistent as a percentage of the related revenue for the three and six months ended October 1, 2010, as compared to the same periods last year.
Amortization of acquired product rights

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Amortization of acquired product rights	$23	$47	$(24)	(51)%	$68	$145	$(77)	(53)%
Percentage of total net revenue	2%	3%			2%	5%
     Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three and six months ended October 1, 2010, as compared to the same periods last year is primarily due to certain acquired product rights from our acquisition of Veritas becoming fully amortized.
Operating Expenses
     Operating expenses overview
     Our operating expenses during the three months ended October 1, 2010 were favorably impacted by the restructuring plans discussed below.

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Sales and marketing expense	$612	$576	$36	6%	$1,185	$1,135	$50	4%
Percentage of total net revenue	41%	39%			41%	39%
Research and development expense	$208	$210	$(2)	(1)%	$416	$431	$(15)	(3)%
Percentage of total net revenue	14%	14%			14%	15%
General and administrative expense	$100	$84	$16	19%	$192	$173	$19	11%
Percentage of total net revenue	7%	6%			7%	6%
     As a percentage of revenue, sales and marketing, research and development and general and administrative expenses remained relatively flat during the three and six months ended October 1, 2010.
     Sales and marketing expense increased during the three months ended October 1, 2010, as compared to the same period last year, primarily due to our fiscal 2011 acquisitions. Sales and marketing expense increased slightly during the six months ended October 1, 2010, as compared to the same period last year, as a result of increased OEM placement fees and costs associated with the deployment of our new proprietary eCommerce platform and our fiscal 2011 acquisitions.
     Research and development expense decreased during the three and six months ended October 1, 2010, as compared to the same periods last year, as a result of a shift of labor to lower cost regions. Research and development expense was also impacted by an adjustment of approximately $10 million related to increased capitalization of certain costs for internally developed software, which resulted in a decrease to research and development expense during the three and six months ended October 1, 2010.
     General and administrative expense increased slightly for the three and six months ended October 1, 2010, as compared to the same periods last year, due to our fiscal 2011 acquisitions.

Amortization of other purchased intangible assets

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Amortization of other purchased intangible assets	$67	$63	$4	6%	$128	$125	$3	2%
Percentage of total net revenue	5%	4%			4%	4%
     Other purchased intangible assets are comprised of customer relationships and tradenames. Amortization was flat for the three and six months ended October 1, 2010, as compared to the same periods last year.
     We expect the amortization of other purchased intangible assets to increase in future quarters as a result of the acquisition of VeriSign’s identity and authentication business. See Note 3 of the Notes to the Condensed Consolidated Financial Statements.
Restructuring and transformation

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Severance	$16	$11			$39	$29
Facilities and other	8	3			20	8
Transition, transformation and other costs	4	11			9	22

Restructuring and transformation	$28	$25	$3	12%	$68	$59	$9	15%

Percentage of total net revenue	2%	2%			2%	2%
     The restructuring and transformation charges for the three and six months ended October 1, 2010 primarily consisted of severance and other charges related to the 2011 Restructuring Plan (“2011 Plan”), the 2010 Restructuring Plan (“2010 Plan”), and transition and transformation costs related to the outsourcing of certain back office functions.
     Total remaining severance charges are estimated to range from $35 million to $50 million, primarily for the 2011 Plan and 2010 Plan. Total remaining facilities charges are estimated to range from $15 million to $25 million related to the 2010 Plan. Total remaining costs for the transition and transformation activities associated with outsourcing back office functions are estimated to be approximately $6 million to $11 million. For further information on restructuring, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Impairment of assets held for sale

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Impairment of assets held for sale	$1	$—	$1	NA	$1	$3	$(2)	(67)%
Percentage of total net revenue	0%	0%			0%	0%
     During the six months ended October 1, 2010 and October 2, 2009, we recognized an impairment of $1 million and $3 million, respectively, on certain land and buildings classified as held for sale. These impairments were recorded in accordance with the authoritative guidance that requires a long-lived asset classified as held for sale to be measured at the lower of its carrying amount or fair value, less cost to sell.
Non-operating Income and Expense

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Interest income	$2	$1			$4	$3
Interest expense	(36)	(31)			(69)	(63)
Other income, net	14	2			15	8
Loss on early extinguishment of debt	(16)	—	$8	29%	(16)	—	$14	27%

Total	$(36)	$(28)			$(66)	$(52)

Percentage of total net revenue	(2)%	(2)%			(2)%	(2)%

     Non-operating expense increased due to the repurchase of $500 million of aggregate principal amount of the 0.75% convertible senior notes due on June 15, 2011, which resulted in a loss from extinguishment of debt of approximately $16 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements. This loss was offset by an increase in Other income, net, due to a realized gain on marketable securities.
Provision for income taxes

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Provision for income taxes	$44	$68	$(24)	(35)%	$40	$110	$(70)	(64)%
Effective tax rate on earnings	24%	30%			12%	31%
     The effective tax rate was approximately 24% and 12% for the three and six months ended October 1, 2010, respectively, and 30% and 31% for the three and six months ended October 2, 2009, respectively.
     As discussed below, we recognized a $38.5 million additional tax benefit arising from the Veritas v. Commissioner Tax Court decision in the six months ended October 1, 2010 as well as a $4.4 million and a $14.9 million tax benefit during the three months and six months ended October 1, 2010, respectively, for discrete events primarily related to tax settlements, lapses of statutes of limitations, and adjustments of prior year items. We recognized a $2 million tax benefit during the three months ended October 2, 2009 from favorable adjustments for prior year items. As discussed further below, we recorded a $7 million tax expense for the six months ended October 2, 2009 related to the U.S. tax treatment of certain stock based compensation under Xilinx v. Commissioner.
     The provision for the six-month periods ended October 1, 2010 and October 2, 2009 otherwise reflects a forecast tax rate of 28% and 31% (excluding the tax benefit from our joint venture with Huawei), respectively. The forecast tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit expired on December 31, 2009), partially offset by state income taxes. The forecast tax rate in fiscal 2011 is lower than in fiscal 2010 primarily due to higher benefits from lower-taxed foreign earnings.
     We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss with Huawei and its tax impact.
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

     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $78.5 million tax benefit in the third quarter in fiscal 2010. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional $38.5 million tax benefit in the first quarter in fiscal 2011. On August 10, 2010, the Tax Court Judge issued the final decision order reflecting the agreed-to income adjustment. The IRS has until November 8, 2010 to appeal the tax court decision.
     In July 2008, we reached an agreement with the IRS concerning our eligibility to claim a lower tax rate on a distribution made from a Veritas international subsidiary prior to the July 2005 acquisition. The distribution was intended to be made pursuant to the American Jobs Creation Act of 2004, and therefore eligible for a 5.25% effective U.S. federal rate of tax, in lieu of the 35% statutory rate. The final impact of this agreement is not yet known since this relates to the taxability of earnings that are otherwise the subject of transfer pricing matters at issue in the IRS examination of Veritas tax years 2002-2005. To the extent that we owe taxes as a result of these transfer pricing matters in years prior to the distribution, we anticipate that the incremental tax due from this negotiated agreement will decrease. We currently estimate that the most probable outcome from this negotiated agreement will be that we will owe $13 million or less, for which an accrual has already been made.
     On December 2, 2009, we received a Revenue Agent’s Report from the IRS for the Veritas 2002 through 2005 tax years assessing additional taxes due. We agree with $30 million of the tax assessment, excluding interest, but will contest the other $80 million of tax assessed and all penalties. The unagreed issues concern transfer pricing matters comparable to the one that was resolved in our favor in the Veritas v. Commissioner Tax Court decision. On January 15, 2010, we filed a protest with the IRS in connection with the $80 million of tax assessed. On September 28, 2010, the case was formally accepted into Appeals for consideration.
     We made a payment of $130 million to the IRS in May 2006 to address the Veritas matters described above for our 2000-2005 tax years.
     We continue to monitor the progress of ongoing tax controversies and the impact, if any, of the expected tolling of the statute of limitations in various taxing jurisdictions.
Loss from joint venture

	Three Months Ended				Six Months Ended
	October 1,	October 2,	Change in		October 1,	October 2,	Change in
	2010	2009	$	%	2010	2009	$	%
	($ in millions)
Loss from joint venture	$4	$6	$(2)	(33)%	$11	$18	$(7)	(39)%
Percentage of total net revenue	0%	0%			0%	1%
     On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (“joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers.
     For the three and six months ended October 1, 2010, we recorded a loss of approximately $4 million and $11 million related to our share of the joint venture’s net loss for the period from April 1, 2010 to June 30, 2010, and the period from January 1, 2010 to June 30, 2010, respectively. For the three and six months ended October 2, 2009, we recorded a loss of approximately $6 million and $18 million related to our share of the joint venture’s net loss incurred for the period from April 1, 2009 to June 30, 2009, and the period from January 1, 2009 to June 30, 2009, respectively. We record our proportionate share of the joint venture’s net income or loss one quarter in arrears.
Loss attributable to noncontrolling interest
     For the three and six months ended October 1, 2010, the loss attributable to the noncontrolling interest in VeriSign Japan K.K. (“VeriSign Japan”) was $2 million. This represents the loss attributable to the noncontrolling shareholders’ ownership in VeriSign Japan.

LIQUIDITY AND CAPITAL RESOURCES
Sources of cash
     We have historically relied on cash flow from operations, borrowings under a credit facility, and issuances of debt and equity securities for our liquidity needs. Key sources of cash include earnings from operations, existing cash and cash equivalents, and our revolving credit facility.
     In the second quarter of fiscal 2011, we entered into a $1 billion senior unsecured revolving credit facility that expires in September 2014. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to earnings (before interest, taxes, depreciation and amortization, and impairments). As of October 1, 2010, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
     In addition, in the second quarter of fiscal 2011, we terminated our previous $1 billion senior unsecured revolving credit facility that we entered into in July 2006. At the time of termination, there was no outstanding balance on the credit facility. The original expiration date for this credit facility was July 2011.
     In September 2010, we issued $350 million in principal amount of 2.75% senior notes (“2.75% Notes”) due September 15, 2015 and $750 million in principal amount of 4.20% senior notes (“4.20% Notes”) due September 15, 2020, for an aggregate principal amount of $1.1 billion. As of October 1, 2010, we had cash and cash equivalents of $2.3 billion and short-term investments of $8 million resulting in a net liquidity position of approximately $3.3 billion, which is defined as unused availability under the credit facility, cash and cash equivalents and short-term investments.
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
     Acquisition-related. For the six months ended October 1, 2010, we acquired PGP Corporation, GuardianEdge Technologies, Inc. and the identity and authentication business of VeriSign, Inc, for an aggregate amount of $1.5 billion, net of cash acquired. We did not acquire any businesses in the six months ended October 2, 2009.
     Convertible senior notes. In June 2006, we issued $1.1 billion principal amount of 0.75% convertible senior notes (“0.75% Notes”) due June 15, 2011, and $1.0 billion principal amount of 1.00% convertible senior notes (“1.00% Notes”) due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. In the six months ended October 1, 2010, we repurchased $500 million of aggregate principal amount of our 0.75% Notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible notes back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash.
     Stock Repurchases. In the six months ended October 1, 2010, we repurchased 31 million shares, or $425 million, of our common stock. In the six months ended October 2, 2009, we repurchased 16 million shares, or $243 million, of our common stock.

Cash flows
     The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Net cash provided by (used in)
Operating activities	$645	$597
Investing activities	(1,647)	69
Financing activities	192	(205)
Operating activities
     Net cash provided by operating activities was $645 million in the first six months of fiscal 2011, which resulted from net income of $295 million adjusted for non-cash items, including depreciation and amortization charges of $377 million, as well as from increased collections of trade accounts receivable of $233 million. These amounts were partially offset by decreases in deferred revenue of $238 million.
     Net cash provided by operating activities was $597 million in the first six months of fiscal 2010, which resulted from net income of $229 million adjusted for non-cash items, including depreciation and amortization charges of $446 million and stock-based compensation expense of $85 million, as well as from increased collections of trade accounts receivable of $171 million. These amounts were partially offset by decreases in deferred revenue of $259 million and accrued compensation and benefits of $79 million.
Investing activities
     Net cash used in investing activities of $1.6 billion in the first six months of fiscal 2011 was due to $1.5 billion of payments for acquisitions, net of cash acquired, and $116 million paid for capital expenditures.
     Net cash provided by investing activities of $69 million in the first six months of fiscal 2010 was due to net proceeds from the sale of available-for-sale securities of $187 million, partially offset by $108 million paid for capital expenditures and $16 million paid for an equity investment.
Financing activities
     Net cash provided by financing activities of $192 million in the first six months of fiscal 2011 was due to proceeds from debt issuance, net of discount, of $1.1 billion, partially offset by repurchases of long-term debt of $510 million and repurchases of common stock of $425 million.
     Net cash used in financing activities of $205 million in the first six months of fiscal 2010 was due to repurchases of common stock of $243 million, partially offset by net proceeds from sales of common stock through employee stock plans of $54 million.

Contractual Obligations
     There have been no significant changes during the six months ended October 1, 2010 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010, other than the addition of the senior notes and related interest and the repurchase of convertible senior notes and the adjustment of related interest payments. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due By Periods
		Remiander of	Fiscal 2012	Fiscal 2014	Fiscal 2016
	Total	Fiscal 2011	and Fiscal 2013	and Fiscal 2015	and Thereafter
	(In millions)
Senior notes (1)	$1,100	$—	$—	$—	$1,100
Interest payments on senior notes (1)	363	21	82	83	177
Convertible senior notes (2)	1,600	—	600	1,000	—
Interest payments on convertible senior notes (2)	30	7	21	2	—

(1)	In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes (“2.75% Notes”) due September 15, 2015 and $750 million in principal amount of 4.20% senior notes (“4.20% Notes”) due September 15, 2020. Interest payments were calculated based on terms of the related notes. For further information on senior notes, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

(2)	In the first quarter of fiscal 2007, we issued $1.1 billion in principal amount of 0.75% convertible senior notes (“0.75% Notes”) due June 15, 2011 and $1.0 billion in principal amount of 1.00% senior notes (“1.00% Notes”) due June 15, 2013. In the second quarter of fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% Notes. Interest payments were calculated based on terms of the related notes. For further information on convertible senior notes, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in our market risk exposures during the six months ended October 1, 2010, as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchases during the three months ended October 1, 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
	(In millions, except per share data)
July 3, 2010 to July 30, 2010	—	$—	—	$547
July 31, 2010 to August 27, 2010	14	$12.97	14	$362
August 28, 2010 to October 1, 2010	3	$14.08	3	$322

Total	17	$13.16	17

     For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

		Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
1.01	Underwriting Agreement, dated September 13, 2010, by and among Symantec, J.P. Morgan Securities LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC, on behalf of the several underwriters named therein	8-K	000-17781	1.01	09/16/10

4.01	Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers					X

4.02	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10

4.03	Officer’s Certificate dated September 16, 2010	8-K	000-17781	4.02	09/16/10

4.04	Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	09/16/10

4.05	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	09/16/10

10.01*	Symantec Corporation 2004 Equity Incentive Plan, as amended					X

10.02*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended					X

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
10.03*	Separation and Release Agreement, effective August 31, 2010, between Symantec Corporation and Gregory Hughes	8-K	000-17781	10.01	09/07/10

10.04	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Bank of America, N.A.					X

10.05	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Citibank, N.A.					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document					X

101.SCH††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document					X

101.DEF††	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: November 3, 2010

SYMANTEC CORPORATION
Q2 FY11 Form 10-Q
EXHIBIT INDEX

		Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
1.01	Underwriting Agreement, dated September 13, 2010, by and among Symantec, J.P. Morgan Securities LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC, on behalf of the several underwriters named therein	8-K	000-17781	1.01	09/16/10

4.01	Credit Agreement, dated as of September 8, 2010, by and among Symantec Corporation, the lenders party thereto (the “Lenders”), Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents, and Wells Fargo Securities, LLC, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Bookrunners and Joint Lead Arrangers					X

4.02	Indenture, dated September 16, 2010, between Symantec Corporation and Wells Fargo Bank, National Association, as trustee	8-K	000-17781	4.01	09/16/10

4.03	Officer’s Certificate dated September 16, 2010	8-K	000-17781	4.02	09/16/10

4.04	Form of Global Note for Symantec’s 2.750% Senior Note due 2015 (contained in Exhibit No. 4.02)	8-K	000-17781	4.03	09/16/10

4.05	Form of Global Note for Symantec’s 4.200% Senior Note due 2020 (contained in Exhibit No. 4.02)	8-K	000-17781	4.04	09/16/10

10.01*	Symantec Corporation 2004 Equity Incentive Plan, as amended					X

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
10.02*	Symantec Corporation 2008 Employee Stock Purchase Plan, as amended					X

10.03*	Separation and Release Agreement, effective August 31, 2010, between Symantec Corporation and Gregory Hughes	8-K	000-17781	10.01	09/07/10

10.04	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Bank of America, N.A.					X

10.05	Convertible Note Purchase and Amendment Agreement, dated September 17, 2010, between Symantec Corporation and Citibank, N.A.					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document					X

101.SCH††	XBRL Taxonomy Schema Linkbase Document					X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document					X

101.LAB††	XBRL Taxonomy Labels Linkbase Document					X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document					X

101.DEF††	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.