Form 10-Q
period 2010-12-31
SYMANTEC CORP
filed 2011-02-02
CIK 849399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Shares of Symantec common stock, $0.01 par value per share, outstanding as of January 28, 2011: 763,249,309 shares.

SYMANTEC CORPORATION
FORM 10-Q
Quarterly Period Ended December 31, 2010

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2010 and April 2, 2010	3
Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2010 and January 1, 2010	4
Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2010 and January 1, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	33
Signatures	34
EX-10.01
EX-31.01
EX-31.02
EX-32.01
EX-32.02
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SYMANTEC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	April 2,
	2010	2010 *
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,445	$3,029
Short-term investments	7	15
Trade accounts receivable, net	976	856
Inventories	32	25
Deferred income taxes	199	176
Other current assets	234	250

Total current assets	3,893	4,351
Property and equipment, net	1,019	949
Intangible assets, net	1,628	1,179
Goodwill	5,479	4,605
Investment in joint venture	36	58
Other long-term assets	108	90

Total assets	$12,163	$11,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259	$214
Accrued compensation and benefits	392	349
Deferred revenue	2,980	2,835
Current portion of long-term debt	587	—
Income taxes payable	54	35
Other current liabilities	312	338

Total current liabilities	4,584	3,771
Long-term debt	1,974	1,871
Long-term deferred revenue	428	371
Long-term deferred tax liabilities	219	195
Long-term income taxes payable	357	426
Other long-term obligations	60	50

Total liabilities	7,622	6,684
Commitments and contingencies
Stockholders’ equity:
Symantec Corporation stockholders’ equity:
Common stock	8	8
Additional paid-in capital	8,450	8,990
Accumulated other comprehensive income	178	159
Accumulated deficit	(4,181)	(4,609)

Total Symantec Corporation stockholders’ equity	4,455	4,548
Noncontrolling interest in subsidiary	86	—

Total stockholders’ equity	4,541	4,548

Total liabilities and stockholders’ equity	$12,163	$11,232

*	Derived from audited financial statements.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010 *	2010	2010 *
	(Unaudited)
	(In millions, except per share data)
Net revenue:
Content, subscription, and maintenance	$1,355	$1,292	$3,873	$3,755
License	249	256	644	699

Total net revenue	1,604	1,548	4,517	4,454
Cost of revenue:
Content, subscription, and maintenance	233	208	667	624
License	7	6	16	16
Amortization of acquired product rights	24	44	92	189

Total cost of revenue	264	258	775	829

Gross profit	1,340	1,290	3,742	3,625
Operating expenses:
Sales and marketing	704	635	1,889	1,770
Research and development	220	210	636	641
General and administrative	97	92	289	265
Amortization of other purchased intangible assets	70	61	198	186
Restructuring and transformation	20	5	88	64
Loss and impairment of assets held for sale	—	10	1	13

Total operating expenses	1,111	1,013	3,101	2,939
Operating income	229	277	641	686
Interest income	3	1	7	4
Interest expense	(37)	(33)	(106)	(96)
Other (expense) income, net	(18)	44	(3)	52
Loss on early extinguishment of debt	—	—	(16)	—

Income before income taxes and loss from joint venture	177	289	523	646
Provision for income taxes	35	(21)	75	89
Loss from joint venture	10	9	21	27

Net income	132	301	427	530
Less: Loss attributable to noncontrolling interest	—	—	(2)	—

Net income attributable to Symantec Corporation stockholders	$132	$301	$429	$530

Net income per share attributable to Symantec Corporation stockholders — basic	$0.17	$0.37	$0.55	$0.65
Net income per share attributable to Symantec Corporation stockholders — diluted	$0.17	$0.37	$0.54	$0.64
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — basic	770	809	783	812
Weighted-average shares outstanding attributable to Symantec Corporation stockholders — diluted	778	819	790	822

*	As adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010, which was effective as of the first quarter of fiscal 2010.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,	January 1,
	2010	2010 *
	(Unaudited)
	(In millions)
OPERATING ACTIVITIES:
Net income	$427	$530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486	563
Amortization of discount on debt	75	77
Stock-based compensation expense	108	124
Loss on early extinguishment of debt	16	—
Loss and impairment of assets held for sale	1	13
Deferred income taxes	5	(3)
Income tax benefit from the exercise of stock options	(4)	6
Excess income tax benefit from the exercise of stock options	(4)	(10)
Loss from joint venture	21	27
Net loss (gain) on legal liquidation of foreign entities	21	(46)
Other	(9)	1
Net change in assets and liabilities, excluding effects of acquisitions:
Trade accounts receivable, net	(63)	(47)
Inventories	(6)	4
Accounts payable	21	(42)
Accrued compensation and benefits	24	(24)
Deferred revenue	84	(95)
Income taxes payable	(89)	(115)
Other assets	18	4
Other liabilities	(27)	23

Net cash provided by operating activities	1,105	990
INVESTING ACTIVITIES:
Purchase of property and equipment	(185)	(149)
Proceeds from sale of property and equipment	30	45
Cash payments for acquisitions, net of cash acquired	(1,537)	(16)
Purchase of equity investments	(7)	(16)
Purchases of available-for-sale securities	—	(2)
Proceeds from sales of available-for-sale securities	19	190
Other	2	—

Net cash (used in) provided by investing activities	(1,678)	52
FINANCING ACTIVITIES:
Net proceeds from sales of common stock under employee stock benefit plans	66	73
Excess income tax benefit from the exercise of stock options	4	10
Tax payments related to restricted stock issuance	(18)	(19)
Proceeds from debt issuance, net of discount	1,097	—
Repurchase of long-term debt	(510)	—
Proceeds from sale of bond hedge	13	—
Debt issuance costs	(10)	—
Repurchase of common stock	(690)	(364)
Repayment of other long-term obligations	(3)	(4)

Net cash used in financing activities	(51)	(304)
Effect of exchange rate fluctuations on cash and cash equivalents	40	62

Change in cash and cash equivalents	(584)	800
Beginning cash and cash equivalents	3,029	1,793

Ending cash and cash equivalents	$2,445	$2,593

*	As adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010, which was effective as of the first quarter of fiscal 2010.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

SYMANTEC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The condensed consolidated financial statements of Symantec Corporation (“we,” “us,” “our,” and “the Company” refer to Symantec Corporation and all of its subsidiaries) as of December 31, 2010 and April 2, 2010, and for the three and nine months ended December 31, 2010 and January 1, 2010, have been prepared in accordance with the instructions on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In accordance with those rules and regulations, we have omitted certain information and notes normally provided in our annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for the fair presentation of our financial position and results of operations for the interim periods. The condensed consolidated financial statements for the three and nine months ended January 1, 2010 have been adjusted for the impact of our joint venture’s adoption of new authoritative guidance on revenue recognition during the fourth quarter of fiscal 2010 as of the first quarter of fiscal 2010. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated.
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
Fiscal year end
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended December 31, 2010 and January 1, 2010 both consisted of 13 weeks. The nine months ended December 31, 2010 and January 1, 2010 both consisted of 39 weeks. Our 2011 fiscal year consists of 52 weeks and ends on April 1, 2011.
Significant accounting policies
     There have been no changes in our significant accounting policies for the nine months ended December 31, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
Recently adopted authoritative guidance
     In the first quarter of fiscal 2011, we adopted new authoritative guidance which changes the model for determining whether an entity should consolidate a variable interest entity (“VIE”). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. The adoption of this guidance did not have an impact on our condensed consolidated financial statements for the three and nine months ended December 31, 2010.
Note 2. Fair Value Measurements
     We measure assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned to a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
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
     All of our financial instruments are measured and recorded at fair value. For certain financial instruments, including cash and cash equivalents, accounts payable and other current liabilities, the carrying value approximates the fair value due to the relative short maturity of these instruments. For our other financial instruments and/or financial assets, specifically short-term investments which primarily consist of available-for-sale securities, the fair value is determined using different assumptions as outlined above. Our investments in privately-held entities ($30 million as of December 31, 2010) are carried at cost and reduced to fair value if and when determined to be impaired. Our convertible senior notes, senior notes, and credit facility are carried at amortized cost and fair value measurements are made on a nonrecurring basis, as necessary.
Assets measured and recorded at fair value on a recurring basis
     The following table summarizes our assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy:

	As of December 31, 2010				As of April 2, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
				(In millions)
Cash equivalents:
Money market funds (1)	$1,284	$—	$—	$1,284	$2,046	$—	$—	$2,046
Bank securities and deposits (2)	—	271	—	271	—	216	—	216
Government securities (2)	—	—	—	—	—	116	—	116

Total	$1,284	$271	$—	$1,555	$2,046	$332	$—	$2,378

(1)	Level 1 securities are based on quoted market prices of the identical underlying security.

(2)	Level 2 securities are priced using quoted market prices for similar instruments and nonbinding market prices that are corroborated by observable market data.
Liabilities measured and recorded at fair value on a nonrecurring basis
     During the nine months ended December 31, 2010, we repurchased $500 million of aggregate principal amount of our 0.75% convertible senior notes, which had a net book value of $481 million. Concurrently with the repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The fair value of the liability component was estimated to be $497 million using level 2 inputs based on market prices for similar convertible debt instruments and resulting yields thereof and level 3 inputs based on discounted cash flows based for future fixed amounts. See Note 6.
Note 3. Acquisitions
VeriSign, Inc.
     On August 9, 2010, we completed the acquisition of the identity and authentication business of VeriSign, which included a controlling interest in VeriSign Japan and equity interests in certain other subsidiary entities. In exchange for the assets and liabilities of the acquired business, we paid a total purchase price of $1.29 billion in cash, which included net cash and working capital adjustments of $3 million. No equity interests were issued. The results of operations of the identity and authentication business of VeriSign are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for VeriSign was not material to our financial results and was therefore not included. For the nine months ended December 31, 2010, we recorded acquisition-related transaction costs of $11 million, which were included in general and administrative expenses.

     The current allocation of the purchase price is based on a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The calculation of certain tax assets and liabilities is not yet finalized. The following table presents the preliminary purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

Net tangible assets (1)	$147
Intangible assets (2)	628
Goodwill (3)	601
Deferred tax liability	(6)
Noncontrolling interest in VeriSign Japan (4)	(85)

Total purchase price	$1,285

(1)	Net tangible assets included deferred revenue, which was adjusted down from $286 million to $68 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $226 million and developed technology of $123 million, which are amortized over their estimated useful lives of five to nine years. The weighted-average estimated useful lives were 8.0 years for customer relationships and 9.0 years for developed technology. Intangible assets also included indefinite-lived tradenames and trademarks of $279 million.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of VeriSign product offerings with our product offerings.

(4)	The fair value of the noncontrolling interest was calculated on a market basis using the closing stock price of VeriSign Japan on the date of acquisition.
PGP Corporation
     On June 4, 2010, we completed the acquisition of PGP Corporation (“PGP”), a nonpublic provider of email and data encryption software. In exchange for all of the voting equity interests of PGP, we paid a total purchase price of $306 million, excluding cash acquired. The results of operations of PGP are included since the date of acquisition as part of the Security and Compliance segment. Supplemental pro forma information for PGP was not material to our financial results and was therefore not included. For the nine months ended December 31, 2010, we recorded acquisition-related transaction costs of $1 million, which were included in general and administrative expense.
     The following table presents the purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

Net tangible assets (1)	$7
Intangible assets (2)	74
Goodwill (3)	225

Total purchase price	$306

(1)	Net tangible assets included deferred revenue, which was adjusted down from $55 million to $9 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $29 million, developed technology of $39 million and definite-lived tradenames of $3 million, which are amortized over their estimated useful lives of two to eight years. The weighted-average estimated useful lives were 8.0 years for customer relationships, 5.0 years for developed technology, and 2.0 years for definite-lived tradenames. Intangible assets also included indefinite-lived in-process research and development (“IPR&D”) of $3 million.

(3)	Goodwill is not tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of PGP product offerings with our product offerings.

Other Fiscal 2011 acquisitions
     During fiscal 2011, in addition to VeriSign and PGP, we completed the acquisitions of GuardianEdge Technologies, Inc. (“GuardianEdge”) and two other businesses for an aggregate of $91 million in cash, including $1 million in assumed equity awards at fair value. The results of operations for the acquired companies have been included in the Security and Compliance segment since their respective acquisition dates. Supplemental pro forma information for these acquisitions was not material to our financial results and was therefore not included. For the nine months ended December 31, 2010, we recorded acquisition-related transaction costs of $1 million, which were included in general and administrative expense.
     The following table presents the purchase price allocation included in our Condensed Consolidated Balance Sheet (in millions):

	GuardianEdge	Others	Total
		(In millions)
Acquisition date	June 3, 2010	Fiscal 2011
Net tangible assets (1)	$3	$—	$3
Intangible assets (2)	30	6	36
Goodwill (3)	40	12	52

Total purchase price	$73	$18	$91

(1)	Net tangible assets included deferred revenue, which was adjusted down from $17 million to $2 million, representing our estimate of the fair value of the contractual obligation assumed for support services.

(2)	Intangible assets included customer relationships of $24 million and developed technology of $12 million, which are amortized over their estimated useful lives of three to nine years. The weighted-average estimated useful lives were 9.0 years for customer relationships and 5.0 years for developed technology.

(3)	Goodwill is partially tax deductible. The goodwill amount resulted primarily from our expectation of synergies from the integration of the acquisitions’ product offerings with our product offerings.
Note 4. Goodwill and Intangible Assets
Goodwill
     Goodwill is allocated by reportable segment as follows:

		Security and	Storage and Server
	Consumer	Compliance	Management	Services	Total
			(In millions)
Balance as of April 2, 2010	$356	$1,582	$2,648	$19	$4,605
Goodwill acquired through business combinations (1)	—	878	—	—	878
Goodwill adjustments (2)	(2)	(2)	—	—	(4)

Balance as of December 31, 2010	$354	$2,458	$2,648	$19	$5,479

(1)	See Note 3 for acquisitions completed in fiscal 2011.

(2)	Adjustments are primarily due to foreign currency exchange rate fluctuations.
     We apply a fair value based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in the fourth quarter of each fiscal year or earlier if indicators of impairment exist. As of December 31, 2010, no indicators of impairment were identified.

Intangible assets, net

	As of December 31, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
		($ in millions)
Customer relationships	$2,121	$(1,161)	$960	4 years
Developed technology	1,808	(1,545)	263	4 years
Definite-lived tradenames	131	(76)	55	4 years
Patents	75	(60)	15	2 years
Indefinite-lived tradenames	332	—	332	Indefinite
Indefinite-lived IPR&D	3	—	3	Indefinite

Total	$4,470	$(2,842)	$1,628	4 years

	As of April 2, 2010
				Weighted-Average
	Gross Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Useful Life
		($ in millions)
Customer relationships	$1,839	$(973)	$866	4 years
Developed technology	1,635	(1,458)	177	1 year
Definite-lived tradenames	128	(66)	62	5 years
Patents	75	(54)	21	3 years
Indefinite-lived tradenames	53	—	53	Indefinite

Total	$3,730	$(2,551)	$1,179	3 years

     Amortization expense was $94 million and $290 million for the three and nine months ended December 31, 2010, respectively, and was $105 million and $375 million for the three and nine months ended January 1, 2010, respectively.
     Total future amortization expense for intangible assets that have definite lives, based on our existing intangible assets and their current estimated useful lives as of December 31, 2010, is estimated as follows (in millions):

Remainder of fiscal 2011	$92
2012	359
2013	325
2014	180
2015	127
Thereafter	210

Total	$1,293

Note 5. Supplemental Financial Information
Property and equipment, net

	As of
	December 31,	April 2,
	2010	2010
	(In millions)
Computer hardware and software	$1,393	$1,237
Office furniture and equipment	192	185
Buildings	455	440
Leasehold improvements	253	245

	2,293	2,107
Less: accumulated depreciation and amortization	(1,460)	(1,299)

	833	808
Construction in progress	103	70
Land	83	71

Property and equipment, net	$1,019	$949

     Depreciation expense was $65 million and $188 million for the three and nine months ended December 31, 2010, respectively, and was $61 million and $183 million for the three and nine months ended January 1, 2010, respectively.

Comprehensive income
     The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
		(In millions)
Net income	$132	$301	$427	$530
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax:
Translation adjustments	8	23	—	7
Less: reclassification adjustments for losses (gains) included in net income	21	(43)	21	(46)

Net foreign currency translation adjustments	29	(20)	21	(39)
Short-term investments, net of tax:
Unrealized gains	—	1	10	4
Less: reclassification adjustment for gains included in net income	—	—	(12)	—

Net adjustments for short-term investments	—	1	(2)	4

Other comprehensive income (loss)	29	(19)	19	(35)

Comprehensive income	161	282	446	495
Less: Comprehensive loss attributable to noncontrolling interest	(2)	—	(5)	—

Comprehensive income attributable to Symantec Corporation stockholders	$159	$282	$441	$495

Note 6. Debt
Senior notes
     In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes (“2.75% Notes”) due September 15, 2015 and $750 million in principal amount of 4.20% senior notes (“4.20% Notes”) due September 15, 2020, for an aggregate principal amount of $1.1 billion. The 2.75% Notes and 4.20% Notes are senior unsecured obligations of the Company that rank equally in right of payment with all of our existing and future unsecured and unsubordinated obligations and are redeemable by us at any time, subject to a “make-whole” premium. Our proceeds were $1.1 billion, net of an issuance discount of approximately $3 million resulting from sale of the notes at a yield slightly above the stated coupons. We also incurred issuance costs of approximately $6 million. Both the discount and issuance costs are being amortized as incremental non-cash interest expense over the respective terms of the notes. The 2.75% Notes and 4.20% Notes bear interest at 2.75% and 4.20% per annum, respectively. Interest is payable semiannually in arrears on the 15th of March and September, beginning March 15, 2011. There was no cash paid for interest during the three and nine months ended December 31, 2010.
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
     Concurrent with the issuance of the 0.75% Notes and 1.00% Notes, the Company entered into note hedge transactions with affiliates of certain initial purchasers whereby the Company has the option to purchase up to 110 million shares of Symantec common stock at a price of $19.12 per share. The cost of the note hedge transactions was approximately $592 million.
     In the second quarter of fiscal 2011, we repurchased $500 million aggregate principal amount of our 0.75% Notes. Concurrently with this repurchase, we sold a proportionate share of the initial note hedges back to the note hedge counterparties for approximately $13 million. These transactions resulted in a loss from extinguishment of debt of approximately $16 million, which represents the difference between book value of the notes net of the remaining unamortized discount prior to repurchase and the fair value of the liability component of the notes upon repurchase. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash.

Revolving credit facility
     In the second quarter of fiscal 2011, we entered into a four-year $1.0 billion senior unsecured revolving credit facility that expires in September 2014 (the “credit facility”). The credit facility provides that we may borrow up to $1.0 billion under revolving loans. Revolving loans under the credit facility bear interest, at our option, either at a rate equal to a) LIBOR plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement or b) the bank’s prime rate plus a margin based on our consolidated leverage ratio, as defined in the credit facility agreement. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of December 31, 2010, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
     In addition, in the second quarter of fiscal 2011, we terminated our previous $1.0 billion senior unsecured revolving credit facility that we entered into in July 2006. At the time of termination, there was no outstanding balance on the credit facility. The original expiration date for this credit facility was July 2011.
Note 7. Restructuring
     Our restructuring costs and liabilities consist of severance, benefits, facilities, and other costs. Severance and benefits generally include severance payments, outplacement services, health insurance coverage, effects of foreign currency exchange, and legal costs. Facilities costs generally include rent expense, less expected sublease income and lease termination costs. Also included in Restructuring in our Condensed Consolidated Statements of Income are transition and transformation fees, consulting services, and other costs related to back office functions. Restructuring expenses are included in the Other reporting segment.
     Charges for restructuring costs were $20 million and $88 million for the three and nine months ended December 31, 2010, respectively, and $5 million and $64 million for the three and nine months ended January 1, 2010, respectively. These amounts include transition, transformation, consulting, and other related costs of $4 million and $9 million for the three and nine months ended December 31, 2010, respectively, and $1 million and $24 million for the three and nine months ended January 1, 2010, respectively.
Restructuring Plans
     The following details restructuring plans that management has committed to and are not substantially completed:
2011 Restructuring Plan (“2011 Plan”)
     In the first quarter of fiscal 2011, management approved and initiated the following restructuring events:
•	Expansion of consulting partner sales and delivery capabilities. This action was initiated to expand our partner eco-system to better leverage their customer reach and operational scale, which will result in a headcount reduction within our consulting services organization. It is intended for our customers to have greater choice in their providers for technology services. These actions are expected to be substantially completed by the end of fiscal 2011, and the total remaining costs for severance and benefits are estimated to range from $10 million and $15 million.
2010 Restructuring Plan (“2010 Plan”)
     In the fourth quarter of fiscal 2010, management approved and initiated the following restructuring events:
•	Reduce operating costs through a workforce realignment. This action was initiated to more appropriately allocate resources to the Company’s key strategic initiatives. Charges related to this action are for severance and benefits. These actions are expected to be substantially completed by the first quarter of fiscal 2012. Total remaining costs for severance and benefits are estimated to range from $10 million and $15 million.

•	Reduce operating costs through a facilities consolidation. This action was initiated to streamline our operations and deliver better and more efficient support to our customers and employees. Charges related to this action are for consolidating certain facilities in North America and Europe. These actions are expected to be substantially completed by the end of fiscal 2011. Total remaining costs for facilities are estimated to range from $3 million and $6 million.

2008 Restructuring Plan (“2008 Plan”)
     In the third quarter of fiscal 2008, management approved and initiated the following restructuring events:
•	Reduce operating costs through a worldwide headcount reduction. This action was initiated in the third quarter of fiscal 2008 and was substantially completed in the fourth quarter of fiscal 2008. Charges related to this action are for severance and benefits.

•	Reduce operating costs, implement management structure changes, optimize the business structure, and discontinue certain products. Charges related to these actions are for severance and benefits. These actions were initiated in the third quarter of fiscal 2008 and were substantially completed in the second quarter of fiscal 2011.

•	Outsource certain back office functions worldwide. Charges related to these actions are primarily for severance and benefits. These actions were initiated in the second quarter of fiscal 2009 and were substantially completed in the second quarter of fiscal 2011.
Acquisition-related Plans
     As a result of business acquisitions, management may deem certain job functions to be redundant and facilities to be in excess either at the time of acquisition or for a period of time after the acquisition in conjunction with our integration efforts. As of December 31, 2010, acquisition-related restructuring liabilities, primarily related to excess facility obligations at several locations around the world, are expected to be paid over the respective lease terms, the longest of which extends through fiscal 2018.
Restructuring summary

	Restructuring Liability
		Costs,			Cumulative
	April 2,	Net of	Cash	December 31,	Incurred to
	2010	Adjustments (1)	Payments	2010	Date
	(In millions)
2011 Restructuring Plan:
Severance	$—	$16	$(13)	$3	$16
2010 Restructuring Plan:
Severance	20	31	(45)	6	54
Facilities	—	18	(7)	11	18
2008 Restructuring Plan:
Severance	3	—	(2)	1	96
Acquisition-related Restructuring Plans:
Severance	1	4	(3)	2	6
Facilities	12	6	(4)	14	33

Total Restructuring Charges	$36	$75	$(74)	$37

Transition, transformation and other costs		13			62

Total Restructuring and Transformation Charges		$88

Balance Sheet:
Other current liabilities	$28			$22
Other long-term obligations	8			15

	$36			$37

(1)	Total net adjustments or reversals were not material for the nine months ended December 31, 2010.
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
Note 9. Stock Repurchases
     The following table summarizes our stock repurchases:

	Three Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2010
	(In millions, except per share data)
Total number of shares repurchased	15	46
Dollar amount of shares repurchased	$265	$690
Average price paid per share	$17.03	$14.85
Range of price paid per share	$16.24 to 18.25	$12.07 to 18.25
     We have had stock repurchase programs in the past and have repurchased shares on a quarterly basis since the fourth quarter of fiscal 2004 under new and existing programs. Our most recent program was authorized by our Board of Directors on October 27, 2009 to repurchase up to $1 billion of our common stock. This program does not have an expiration date and as of December 31, 2010, $57 million remained authorized for future repurchases. On January 26, 2011, we announced that our Board of Directors approved a new $1 billion stock repurchase program. The new repurchase program does not have a scheduled expiration date.
Note 10. Segment Information
     As of December 31, 2010, our five reportable segments are the same as our operating segments and are as follows:
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
     The accounting policies of the segments are described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010 and have not changed as of December 31, 2010. There were no intersegment sales for the three and nine months ended December 31, 2010.
     The following table summarizes the results of our operating segments:

			Storage and
		Security and	Server			Total
	Consumer	Compliance	Management	Services	Other	Company
			($ in millions)
Three months ended December 31, 2010:
Net revenue	$498	$417	$600	$89	$—	$1,604
Percentage of total net revenue	31%	26%	37%	6%	0%	100%
Operating income (loss)	220	48	276	6	(321)	229
Operating margin of segment	44%	12%	46%	7%	*
Three months ended January 1, 2010:
Net revenue	$478	$369	$594	$107	$—	$1,548
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	206	104	289	11	(333)	277
Operating margin of segment	43%	28%	49%	10%	*
Nine months ended December 31, 2010:
Net revenue	$1,439	$1,120	$1,681	$277	$—	$4,517
Percentage of total net revenue	32%	25%	37%	6%	0%	100%
Operating income (loss)	656	183	790	18	(1,006)	641
Operating margin of segment	46%	16%	47%	6%	*
Nine months ended January 1, 2010:
Net revenue	$1,388	$1,050	$1,710	$306	$—	$4,454
Percentage of total net revenue	31%	24%	38%	7%	0%	100%
Operating income (loss)	645	271	825	30	(1,085)	686
Operating margin of segment	46%	26%	48%	10%	*

*	Percentage not meaningful.
        For the nine months ended December 31, 2010, we recorded adjustments to revenue of the Consumer segment and research and development expense of the Security and Compliance segment. The revenue adjustment reduced the Consumer segment revenue by approximately $10 million, as a result of certain consumers not receiving their subscription entitlements on a timely basis. The research and development expense adjustment reduced the Security and Compliance segment expense by approximately $10 million related to increased capitalization of certain costs for internally developed software.
     We assessed the materiality of these adjustments as required by the authoritative guidance on accounting changes and error corrections, which included an evaluation of all relevant quantitative and qualitative factors, and determined that the impact of the resulting adjustments is not material to our financial statements for the nine months ended December 31, 2010 or to the projected full year results for fiscal 2011. In addition, we do not believe the adjustments are material to the amounts reported in prior periods. As a result of this assessment, the adjustments were included in our condensed consolidated financial statements in the second quarter of fiscal 2011.
Note 11. Stock-based Compensation
     The following table summarizes the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Income:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(In millions, except per share data)
Cost of revenue — Content, subscription, and maintenance	$4	$4	$11	$11
Cost of revenue — License	1	—	2	2
Sales and marketing	15	16	43	48
Research and development	11	13	33	42
General and administrative	6	6	19	21

Total stock-based compensation expense	37	39	108	124
Tax benefit associated with stock-based compensation expense	(10)	(10)	(30)	(33)

Net stock-based compensation expense	$27	$29	$78	$91

Net stock-based compensation expense per share — basic	$0.04	$0.04	$0.10	$0.11

Net stock-based compensation expense per share — diluted	$0.03	$0.04	$0.10	$0.11

     The following table summarizes additional information pertaining to our stock-based compensation:

	Nine Months Ended
	December 31,	January 1,
	2010	2010
	(In millions, except per share data)
Restricted stock units (“RSUs”)
Weighted-average fair value per grant	$14.72	$15.45
Fair value of RSUs granted	$158	$155
Total fair value of RSUs vested (1)	$68	$68
Total unrecognized compensation expense	$170	$147
Weighted-average remaining vesting period	3 years	3 years
Stock options
Weighted-average fair value per grant	$4.01	$5.15
Total intrinsic value of stock options exercised (1)	$32	$48
Total unrecognized compensation expense	$31	$54
Weighted-average remaining vesting period	3 years	3 years

(1)	Includes awards assumed in business combinations.
Note 12. Income Taxes
     The effective tax rate was approximately 20% and 14% for the three and nine months ended December 31, 2010, respectively, and (7)% and 14% for the three and nine months ended January 1, 2010, respectively.
     As discussed below, we recognized a $39 million additional tax benefit arising from the Veritas v. Commissioner Tax Court decision in the nine months ended December 31, 2010 as well as a $11 million and a $26 million tax benefit during the three months and nine months ended December 31, 2010, respectively, for discrete events primarily related to tax settlements, lapses of statutes of limitations, reinstatement of federal research and development (“R&D”) credit, and adjustments of prior year items. The tax expense for the three and nine months ended January 1, 2010 was significantly reduced by the following benefits recognized in the third quarter of fiscal 2010: (1) a $79 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below), (2) a $9 million tax benefit from the reduction of our valuation allowance for certain deferred tax assets, and (3) a $5 million benefit to adjust taxes provided for prior periods. The change in the valuation allowance followed discussions with Irish Revenue in the January 2010 quarter, the result of which accelerated the timing of the use of certain Irish tax loss carryforwards in the future. The tax expense for the nine months ended January 1, 2010 is otherwise increased by a $7 million tax expense recognized in the first quarter of fiscal 2010 as a result of the May 2009 Ninth Circuit Court of Appeals decision in Xilinx v. Commissioner (see further discussion below).

     The provision for the nine month periods ended December 31, 2010 and January 1, 2010 otherwise reflects a forecasted tax rate of 28% and 30% (excluding the tax benefit from our joint venture with Huawei), respectively. The forecasted tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit was retroactively reinstated in the third quarter of fiscal 2011 and extended for two years until December 31, 2011), partially offset by state income taxes. The forecasted tax rate for fiscal 2011 is lower than in fiscal 2010, primarily due to higher benefits from lower-taxed foreign earnings.
     We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact.
     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related R&D must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changed our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million, in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. On March 22, 2010, the Ninth Circuit Court of Appeals issued a revised decision affirming the decision of the Tax Court. The Ninth Circuit’s revised decision agreed with the Tax Court’s finding that related companies are not required to share such costs. As a result of the Ninth Circuit’s revised ruling, we released the liability established in our first quarter of fiscal 2010, which resulted in a $7 million tax benefit and an increase of additional paid-in capital of approximately $30 million in the fourth quarter of fiscal 2010. For fiscal 2010, there was no net income tax expense impact.
     On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years, based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the fourth quarter of fiscal 2007, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment, and the IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.
     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $79 million tax benefit in the third quarter of fiscal 2010. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional $39 million tax benefit in the first quarter of fiscal 2011. On August 10, 2010, the Tax Court Judge issued the final decision order reflecting the agreed-to income adjustment. On November 10, 2010, the IRS confirmed that it had chosen not to appeal the Tax Court’s decision. Accordingly, the matter has now been closed. No further adjustment on the accrued liability was warranted.
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
     Note 13. Earnings per Share
     The components of earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(In millions, except per share data)
Net income per share attributable to Symantec Corporation stockholders—basic:
Net income attributable to Symantec Corporation stockholders	$132	$301	$429	$530

Net income per share attributable to Symantec Corporation stockholders—basic	$0.17	$0.37	$0.55	$0.65

Net income per share attributable to Symantec Corporation stockholders—diluted:
Net income attributable to Symantec Corporation stockholders	$132	$301	$429	$530

Net income per share attributable to Symantec Corporation stockholders—diluted	$0.17	$0.37	$0.54	$0.64

Weighted average outstanding common shares attributable to Symantec Corporation stockholders—basic	770	809	783	812
Shares issuable from assumed exercise of options	4	7	4	7
Dilutive impact of restricted stock	4	3	3	3

Total weighted-average shares outstanding attributable to Symantec Corporation stockholders—diluted	778	819	790	822

Anti-dilutive weighted-average stock options	44	46	48	50
     The effect of the warrants issued and options purchased in connection with the convertible senior notes were excluded from earnings per share for the reasons discussed in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
     Note 14. Subsequent Event
     On January 26, 2011, we announced that our Board of Directors approved a new $1 billion stock repurchase program. The repurchase program does not have a scheduled expiration date.

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
Fiscal Calendar
     We have a 52/53-week fiscal accounting year ending on the Friday closest to March 31. The three months ended December 31, 2010 and January 1, 2010 both consisted of 13 weeks. The nine months ended December 31, 2010 and January 1, 2010 both consisted of 39 weeks.
OVERVIEW
Our Business
     Symantec is a global provider of security, storage, and systems management solutions that help businesses and consumers secure and manage their information and identities. We provide customers worldwide with software and services that protect, manage and control information risks related to security, data protection, storage, compliance, and systems management. We help our customers manage cost, complexity, and compliance by protecting their IT infrastructure as they seek to maximize value from their IT investments.
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
Financial Results and Trends
     Revenue increased by $56 million and $63 million for the three and nine months ended December 31, 2010, respectively, as compared to the same periods last year. For the three and nine months ended December 31, 2010, we experienced growth in our Security and Compliance segment primarily as a result of revenue associated with our fiscal 2011 acquisitions. During the nine months ended December 31, 2010, we acquired the identity and authentication business of VeriSign, Inc (“VeriSign”), PGP Corporation (“PGP”), GuardianEdge Technologies, Inc. (“GuardianEdge”) for an aggregate amount of approximately $1.5 billion, net of cash acquired. We expect that these acquisitions will continue to contribute positively to our revenue in future periods in the Security and Compliance segment. Within our Storage and Server Management segment, our backup and archiving solutions experienced growth and our storage management solutions stabilized for the three months ended December 31, 2010. For the nine months ended December 31, 2010, we experienced weakness in our storage management solutions evidenced in particular by lower revenues from our relationship with Sun Microsystems, Inc. (now a part of Oracle Corporation). Consumer segment revenues for the three and nine months ended December 31, 2010 benefited from the completion of our transition to an internally-developed eCommerce platform for our Norton-branded consumer products worldwide, excluding Japan, during the first quarter of fiscal 2011. The fees we had previously paid to Digital River had been recorded as an offset to revenue; however, we incur expenses resulting from our eCommerce platform that are recorded as a cost of revenue and an operating expense. We also experienced growth in our Consumer segment, driven by our multi-channel strategy which includes our retail, original equipment manufacturers (“OEMs”), internet service providers (“ISPs”), and online channels.

     Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by approximately $24 million and $75 million for the three and nine months ended December 31, 2010 as compared to the same periods last year. We are unable to predict the extent to which revenue in future periods will be impacted by changes in foreign currency exchange rates. If our level of international sales and expenses increase in the future, changes in foreign exchange rates may have a potentially greater impact on our revenue and operating results.
     Our net income attributable to Symantec Corporation stockholders was $132 million and $429 million for the three and nine months ended December 31, 2010, respectively, compared with the net income attributable to Symantec Corporation stockholders of $301 million and $530 million for the three and nine months ended January 1, 2010, respectively. Our net income was negatively impacted by a loss of $21 million from the liquidation of certain foreign entities for the three and nine months ended December 31, 2010, as compared to a gain of $43 million and $46 million for the three and nine months ended January 1, 2010, respectively. Our net income was positively impacted by a decrease of $20 million and $97 million in the three and nine months ended December 31, 2010, respectively, in cost of revenue primarily related to certain acquired product rights. Net income was also positively impacted by tax benefits resulting from the reversal of accrued liabilities related to the Veritas Software tax assessment for 2000 and 2001 of $39 million for the nine months ended December 31, 2010 and $79 million for the three and nine months ended January 1, 2010.
     Our operating margins were adversely impacted by our fiscal 2011 acquisitions for the three and nine months ended December 31, 2010, largely because we were required under the purchase accounting rules to reduce the amount of deferred revenue that we recorded in connection with these acquisitions to an amount equal to the fair value of our estimated cost to fulfill the contractual obligations related to that deferred revenue. Because of this deferred revenue adjustment, our operating margins were negatively affected as we recognized a lower portion of the revenue from these acquisitions (representing our estimated cost to fulfill the contractual obligations), but we incurred all of the revenue-related expenses.
Critical Accounting Estimates
     There have been no changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the nine months ended December 31, 2010 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
Recently Adopted Authoritative Guidance
     Information with respect to Recently Adopted Authoritative Guidance is in Note 1 of Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q, which information is incorporated herein by reference.
RESULTS OF OPERATIONS
Total Net Revenue

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Net revenue	$1,604	$1,548	$56	4%	$4,517	$4,454	$63	1%
     Net revenue increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, driven by the items discussed above under “Financial Results and Trends.”
     The changes in revenue for the three and nine months ended December 31, 2010 are further described in the segment discussions that follow.
Content, subscription, and maintenance revenue

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Content, subscription, and maintenance revenue	$1,355	$1,292	$63	5%	$3,873	$3,755	$118	3%
Percentage of total net revenue	84%	83%			86%	84%
     Content, subscription, and maintenance revenue increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, primarily due to our acquisitions of the identity and authentication business of VeriSign, PGP, and GuardianEdge.

License revenue

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
License revenue	$249	$256	$(7)	(3)%	$644	$699	$(55)	(8)%
Percentage of total net revenue	16%	17%			14%	16%
     License revenue decreased for the three and nine months ended December 31, 2010, as compared to the same periods last year, primarily due to the items discussed above under “Financial Results and Trends.”
Net revenue and operating income by segment
Consumer segment

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Consumer revenue	$498	$478	$20	4%	$1,439	$1,388	$51	4%
Percentage of total net revenue	31%	31%			32%	31%
Consumer operating income	$220	$206	$14	7%	$656	$645	$11	2%
Percentage of Consumer revenue	44%	43%			46%	46%
     Consumer revenue increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, primarily for the reasons discussed above under “Financial Results and Trends” as well as the increased sales of our premium security suite.
     Our electronic channel sales are derived from online sales (which include new subscriptions, renewals, and upgrades), OEMs, and ISPs. For the three and nine months ended December 31, 2010, electronic channel revenue increased as compared to the same periods last year. Electronic sales were a greater percentage of revenue as compared to the same periods last year.
     Operating income for the Consumer segment increased for the three months ended December 31, 2010, as compared to the same period last year, as the increase in revenue outpaced the increase in expenses. Operating income for the Consumer segment increased for the nine months ended December 31, 2010, as compared to the same period last year, due to increased revenue, partially offset by increased OEM placement fees and by costs associated with the deployment of our new proprietary eCommerce platform in addition to the reasons discussed above under “Financial Results and Trends.”
Security and Compliance segment

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Security and Compliance revenue	$417	$369	$48	13%	$1,120	$1,050	$70	7%
Percentage of total net revenue	26%	24%			25%	24%
Security and Compliance operating income	$48	$104	$(56)	(54)%	$183	$271	$(88)	(32)%
Percentage of Security and Compliance revenue	12%	28%			16%	26%
     Security and Compliance revenue increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, due to our acquisition of the identity and authentication business of VeriSign, as well as our acquisitions of PGP and GuardianEdge.
     Security and Compliance operating income decreased for the three and nine months ended December 31, 2010, as compared to the same periods last year, due to increased expenses related to our fiscal 2011 acquisitions and higher sales commissions as a result of the increase in deferred revenue. Our operating margins were adversely impacted by our fiscal 2011 acquisitions for the three and nine months ended December 31, 2010, largely because we were required under the purchase accounting rules to reduce the amount of deferred revenue that we recorded in connection with these acquisitions to an amount equal to the fair value of our estimated cost to fulfill the contractual obligations related to that deferred revenue. Because of this deferred revenue adjustment, our operating margins were negatively affected as we recognized a lower portion of the revenue from these acquisitions (representing our estimated cost to fulfill the contractual obligations), but we incurred all of the revenue-related expenses.

Storage and Server Management segment

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Storage and Server Management revenue	$600	$594	$6	1%	$1,681	$1,710	$(29)	(2)%
Percentage of total net revenue	37%	38%			37%	38%
Storage and Server Management operating income	$276	$289	$(13)	(4)%	$790	$825	$(35)	(4)%
Percentage of Storage and Server Management revenue	46%	49%			47%	48%
     Storage and Server Management revenue was up slightly for the three months ended December 31, 2010, as compared to the same period last year, due to demand for our backup and archiving solutions and stability in our storage management offerings, offset by unfavorable fluctuations in the U.S. dollar compared to foreign currencies. Revenue decreased for the nine months ended December 31, 2010, as compared to the same period last year, due to a decrease in OEM royalty revenue related to our storage management products.
     Storage and Server Management operating income decreased for the three months ended December 31, 2010, as compared to the same period last year, due to the reasons discussed above under “Financial Results and Trends.” Storage and Server Management operating income decreased for the nine months ended December 31, 2010, as compared to the same period last year, due to the decrease in revenue and the reasons discussed above under “Financial Results and Trends.”
Services segment

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Services revenue	$89	$107	$(18)	(17)%	$277	$306	$(29)	(9)%
Percentage of total net revenue	6%	7%			6%	7%
Services operating income	$6	$11	$(5)	(45)%	$18	$30	$(12)	(40)%
Percentage of Services revenue	7%	10%			6%	10%
     Services revenue and operating income decreased for the three and nine months ended December 31, 2010, as compared to the same periods last year, as we continue to support our partner led consulting program while we focus on our core software business.
Other segment

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Other revenue	$—	$—	$—	*	$—	$—	$—	*
Percentage of total net revenue	0%	0%			0%	0%
Other operating loss	$(321)	$(333)	$12	4%	$(1,006)	$(1,085)	$79	7%
Percentage of Other revenue	*	*			*	*

*	Percentage not meaningful.
     The operating loss from our Other segment includes general and administrative expenses; amortization of acquired product rights, intangible assets, and other assets; charges such as stock-based compensation, restructuring and transformation; and certain indirect costs that are not charged to the other operating segments.

Net revenues by geographic region

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Americas (U.S., Canada and Latin America)	$862	$824	$38	5%	$2,473	$2,399	$74	3%
Percentage of total net revenue	54%	53%			55%	54%
EMEA (Europe, Middle East, Africa)	$471	$487	$(16)	(3)%	$1,293	$1,377	$(84)	(6)%
Percentage of total net revenue	29%	32%			28%	31%
Asia Pacific/Japan	$271	$237	$34	14%	$751	$678	$73	11%
Percentage of total net revenue	17%	15%			17%	15%
     Fluctuations in the U.S. dollar compared to foreign currencies unfavorably impacted our international revenue by $24 million and $75 million for the three and nine months ended December 31, 2010, respectively.
     Americas revenue increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, primarily due to increased revenue from our fiscal 2011 acquisitions and for the reasons discussed above under “Financial Results and Trends.”
     EMEA revenue decreased for the three and nine months ended December 31, 2010, as compared to the same periods last year, primarily due to an unfavorable impact of the change in foreign currency exchange rates relative to the U.S. dollar.
     Asia Pacific/Japan revenue increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, primarily due to the impact of the change in foreign currency exchange rates and strength in our Security and Compliance and Storage and Server Management segments.
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
Cost of Revenue

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Cost of revenue	$264	$258	$6	2%	$775	$829	$(54)	(7)%
Gross margin	84%	83%			83%	81%
     Cost of revenue consists primarily of the amortization of acquired product rights, fee-based technical support costs, costs of billable services, payments to OEMs under revenue-sharing arrangements, manufacturing, direct material costs, and royalties paid to third parties under technology licensing agreements.
     Cost of revenue increased for the three months ended December 31, 2010, as compared to the same period last year, due to increases in fee-based technical support costs, offset by a decrease in amortization of acquired product rights. Cost of revenue decreased for the nine months ended December 31, 2010, as compared to the same period last year, primarily due to a decrease in amortization of acquired product rights, partially offset by increases in fee-based technical support costs.
Cost of content, subscription, and maintenance

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Cost of content, subscription, and maintenance	$233	$208	$25	12%	$667	$624	$43	7%
As a percentage of related revenue	17%	16%			17%	17%
     Cost of content, subscription, and maintenance consists primarily of fee-based technical support costs, costs of billable services, and payments to OEMs under revenue-sharing agreements. Cost of content, subscription, and maintenance increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, due to increases in fee-based technical support costs. Cost of content, subscription, and maintenance as a percentage of related revenue remained consistent for the three and nine months ended December 31, 2010, as compared to the same periods last year.
Cost of license

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Cost of license	$7	$6	$1	17%	$16	$16	$—	0%
As a percentage of related revenue	3%	2%			2%	2%
     Cost of license consists primarily of royalties paid to third parties under technology licensing agreements, manufacturing and direct material costs. Cost of license remained consistent as a percentage of the related revenue for the three and nine months ended December 31, 2010, as compared to the same periods last year.
Amortization of acquired product rights

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Amortization of acquired product rights	$24	$44	$(20)	(45)%	$92	$189	$(97)	(51)%
Percentage of total net revenue	1%	3%			2%	4%
     Acquired product rights are comprised of developed technologies and patents from acquired companies. The decrease in amortization for the three and nine months ended December 31, 2010, as compared to the same periods last year is primarily due to certain acquired product rights from our acquisition of Veritas becoming fully amortized during the first quarters of fiscal 2010 and fiscal 2011.
Operating Expenses
Operating expenses overview
     Our operating expenses during the three months ended December 31, 2010 were favorably impacted by the restructuring plans discussed below.

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Sales and marketing expense	$704	$635	$69	11%	$1,889	$1,770	$119	7%
Percentage of total net revenue	44%	41%			42%	40%
Research and development expense	$220	$210	$10	5%	$636	$641	$(5)	(1)%
Percentage of total net revenue	14%	14%			14%	14%
General and administrative expense	$97	$92	$5	5%	$289	$265	$24	9%
Percentage of total net revenue	6%	6%			6%	6%
     Sales and marketing expense increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, primarily due to our fiscal 2011 acquisitions and higher sales commissions. For the nine months ended December 31, 2010, as compared to the same period last year, we also experienced costs associated with the deployment of our new proprietary eCommerce platform and increased OEM placement fees.
     Research and development expense increased for the three months ended December 31, 2010, as compared to the same period last year, primarily due to our fiscal 2011 acquisitions. For the nine months ended December 31, 2010, as compared to the same period last year, research and development expense decreased slightly as a result of a shift of labor to lower cost regions. As a percentage of revenue, research and development expenses remained flat for the three and nine months ended December 31, 2010.

     General and administrative expense increased for the three and nine months ended December 31, 2010, as compared to the same periods last year, due to our fiscal 2011 acquisitions. As a percentage of revenue, general and administrative expenses remained flat for the three and nine months ended December 31, 2010.
Amortization of other purchased intangible assets

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Amortization of other purchased intangible assets	$70	$61	$9	15%	$198	$186	$12	6%
Percentage of total net revenue	4%	4%			4%	4%
     Other purchased intangible assets are comprised of customer relationships and tradenames. The increase in amortization of other purchased intangible assets for the three and nine months ended December 31, 2010, as compared to the same period last year, was due to our acquisition of VeriSign’s identity and authentication business.
Restructuring and transformation

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Severance	$12	$3			$51	$32
Facilities and other	4	—			24	8

Restructuring	16	3			75	40
Transition, transformation and other costs	4	2			13	24

Restructuring and transformation	$20	$5	$15	300%	$88	$64	$24	38%

Percentage of total net revenue	1%	0%			2%	1%
     The restructuring and transformation charges for the three and nine months ended December 31, 2010 primarily consisted of severance and other charges related to the 2011 Restructuring Plan (“2011 Plan”), the 2010 Restructuring Plan (“2010 Plan”), and transition and transformation costs related to certain back office functions.
     Total remaining severance charges are estimated to range from $20 million to $30 million, primarily for the 2011 Plan and 2010 Plan. Total remaining facilities charges are estimated to range from $3 million to $6 million related to the 2010 Plan. For further information on restructuring, see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Loss and impairment of assets held for sale

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Loss and impairment of assets held for sale	$—	$10	$(10)	NA	$1	$13	$(12)	(92)%
Percentage of total net revenue	0%	1%			0%	0%
     During the three and nine months ended January 1, 2010, we sold a property for $42 million, which resulted in a loss of $10 million.

Non-operating Income and Expense

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Interest income	$3	$1			$7	$4
Interest expense	(37)	(33)			(106)	(96)
Other (expense) income, net	(18)	44			(3)	52
Loss on early extinguishment of debt	—	—			(16)	—

Total	$(52)	$12	$64)	*	$(118)	$(40)	$(78)	*

Percentage of total net revenue	(3)%	1%			(3)%	(1)%

*	Percentage not meaningful.
     Other (expense) income, net, for the three months ended December 31, 2010 primarily includes a noncash $21 million loss from the liquidation of certain foreign legal entities. Other (expense) income, net, for the three months ended January 1, 2010 includes a noncash $43 million gain from the liquidation of certain foreign legal entities.
     Other (expense) income, net, for the nine months ended December 31, 2010 includes a noncash $21 million loss from the liquidation of certain foreign legal entities, partially offset by a realized gain on marketable securities. Other (expense) income, net, for the nine months ended January 1, 2010 includes a noncash $46 million gain from the liquidation of certain foreign legal entities. The Loss on early extinguishment of debt of $16 million was due to the repurchase of $500 million of aggregate principal amount of the 0.75% convertible senior notes due on June 15, 2011. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
Provision for income taxes

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Provision for income taxes	$35	$(21)	$56	267%	$75	$89	$(14)	(16)%
Effective tax rate on earnings	20%	(7)%			14%	14%
     The effective tax rate was approximately 20% and 14% for the three and nine months ended December 31, 2010, respectively, and (7)% and 14% for the three and nine months ended January 1, 2010, respectively.
     As discussed below, we recognized a $39 million additional tax benefit arising from the Veritas v. Commissioner Tax Court decision in the nine months ended December 31, 2010 as well as a $11 million and a $26 million tax benefit during the three months and nine months ended December 31, 2010, respectively, for discrete events primarily related to tax settlements, lapses of statutes of limitations, reinstatement of federal Research and Development (“R&D”) credit, and adjustments of prior year items. The tax expense for the three and nine months ended January 1, 2010 was significantly reduced by the following benefits recognized in the third quarter of fiscal 2010: (1) a $79 million tax benefit arising from the Veritas v. Commissioner Tax Court decision (see further discussion below), (2) a $9 million tax benefit from the reduction of our valuation allowance for certain deferred tax assets, and (3) a $5 million benefit to adjust taxes provided for prior periods. The change in the valuation allowance followed discussions with Irish Revenue in the January 2010 quarter, the result of which accelerated the timing of the use of certain Irish tax loss carryforwards in the future. The tax expense for the nine months ended January 1, 2010 is otherwise increased by a $7 million tax expense recognized in the first quarter of fiscal 2010 as a result of the May 2009 Ninth Circuit Court of Appeals decision in Xilinx v. Commissioner (see further discussion below).
     The provision for the nine month periods ended December 31, 2010 and January 1, 2010 otherwise reflects a forecasted tax rate of 28% and 30% (excluding the tax benefit from our joint venture with Huawei), respectively. The forecast tax rates for both periods presented reflect the benefits of lower-taxed foreign earnings, domestic manufacturing incentives, and research and development credits (the U.S. federal R&D tax credit was retroactively reinstated in the third quarter of fiscal 2011 and extended for two years until December 31, 2011), partially offset by state income taxes. The forecast tax rate in fiscal 2011 is lower than in fiscal 2010 primarily due to higher benefits from lower-taxed foreign earnings.
     We include the tax benefit associated with the loss from our joint venture with Huawei in income tax expense rather than netting the tax benefit against our joint venture loss with Huawei. However, the effective rate applied to our joint venture loss with Huawei for purposes of determining the tax benefit is based only on our joint venture loss and its tax impact.

     On May 27, 2009, the U.S. Court of Appeals for the Ninth Circuit overturned a 2005 U.S. Tax Court ruling in Xilinx v. Commissioner, holding that stock-based compensation related R&D must be shared by the participants of a R&D cost sharing arrangement. The Ninth Circuit held that related parties to such an arrangement must share stock option costs, notwithstanding the U.S. Tax Court’s finding that unrelated parties in such an arrangement would not share such costs. Symantec has a similar R&D cost sharing arrangement in place. The Ninth Circuit’s reversal of the U.S. Tax Court’s decision changed our estimate of stock option related tax benefits previously recognized under the authoritative guidance on income taxes. As a result of the Ninth Circuit’s ruling, we increased our liability for unrecognized tax benefits, recording a tax expense of approximately $7 million and a reduction of additional paid-in capital of approximately $30 million, in the first quarter of fiscal 2010. On January 13, 2010, the Ninth Circuit Court of Appeals withdrew its issued opinion. On March 22, 2010, the Ninth Circuit Court of Appeals issued a revised decision affirming the decision of the Tax Court. The Ninth Circuit’s revised decision agreed with the Tax Court’s finding that related companies are not required to share such costs. As a result of the Ninth Circuit’s revised ruling, we released the liability established in our first quarter of fiscal 2010, which resulted in a $7 million tax benefit and increase of additional paid-in capital of approximately $30 million in the fourth quarter of fiscal 2010. For fiscal 2010, there was no net income tax expense impact.
     On March 29, 2006, we received a Notice of Deficiency from the IRS claiming that we owe $867 million of additional taxes, excluding interest and penalties, for the 2000 and 2001 tax years based on an audit of Veritas. On June 26, 2006, we filed a petition with the U.S. Tax Court protesting the IRS claim for such additional taxes. In the fourth quarter of fiscal 2007, we agreed to pay $7 million out of $35 million originally assessed by the IRS in connection with several of the lesser issues covered in the assessment, and the IRS agreed to waive the assessment of penalties. During July 2008, we completed the trial phase of the Tax Court case, which dealt with the remaining issue covered in the assessment. At trial, the IRS changed its position with respect to this remaining issue, which decreased the remaining amount at issue from $832 million to $545 million, excluding interest. We filed our post-trial briefs in October 2008 and rebuttal briefs in November 2008 with the U.S. Tax Court.
     On December 10, 2009, the U.S. Tax Court issued its opinion, finding that our transfer pricing methodology, with appropriate adjustments, was the best method for assessing the value of the transaction at issue between Veritas and its international subsidiary. The Tax Court judge provided guidance as to how adjustments would be made to correct the application of the method used by Veritas. We remeasured and decreased our liability for unrecognized tax benefits accordingly, resulting in a $79 million tax benefit in the third quarter of fiscal 2010. In June 2010, we reached an agreement with the IRS concerning the amount of the adjustment related to the U.S. Tax Court decision. As a result of the agreement, we further reduced our liability for unrecognized tax benefits, resulting in an additional $39 million tax benefit in the first quarter of fiscal 2011. On August 10, 2010, the Tax Court Judge issued the final decision order reflecting the agreed-to income adjustment. On November 10, 2010, the IRS confirmed that it had chosen not to appeal the Tax Court’s decision. Accordingly, the matter has now been closed. No further adjustment on the accrued liability was warranted.
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

Loss from joint venture

	Three Months Ended				Nine Months Ended
	December 31,	January 1,	Change in		December 31,	January 1,	Change in
	2010	2010	$	%	2010	2010	$	%
	($ in millions)
Loss from joint venture	$10	$9	$1	11%	$21	$27	$(6)	(22)%
Percentage of total net revenue	1%	1%			0%	1%
     On February 5, 2008, Symantec formed Huawei-Symantec, Inc. (the “joint venture”) with a subsidiary of Huawei Technologies Co., Ltd. (“Huawei”). The joint venture is domiciled in Hong Kong with principal operations in Chengdu, China. The joint venture develops, manufactures, markets and supports security and storage appliances to global telecommunications carriers and enterprise customers.
     For the three and nine months ended December 31, 2010, we recorded a loss of approximately $10 million and $21 million related to our share of the joint venture’s net loss for the period from July 1, 2010 to September 30, 2010, and the period from January 1, 2010 to September 30, 2010, respectively. For the three and nine months ended January 1, 2010, we recorded a loss of approximately $9 million and $27 million related to our share of the joint venture’s net loss incurred for the period from July 1, 2009 to September 30, 2009, and the period from January 1, 2009 to September 30, 2009, respectively. We record our proportionate share of the joint venture’s net income or loss one quarter in arrears.
Loss attributable to noncontrolling interest
     For the three and nine months ended December 31, 2010, the loss attributable to the noncontrolling interest in VeriSign Japan was insignificant and $2 million, respectively.
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
     In the second quarter of fiscal 2011, we also entered into a $1 billion senior unsecured revolving credit facility that expires in September 2014. Under the terms of this credit facility, we must comply with certain financial and non-financial covenants, including a covenant to maintain a specified ratio of debt to EBITDA (earnings before interest, taxes, depreciation and amortization). As of December 31, 2010, we were in compliance with all required covenants, and there was no outstanding balance on the credit facility.
     In addition, in the second quarter of fiscal 2011, we terminated our previous $1 billion senior unsecured revolving credit facility that we entered into in July 2006. At the time of termination, there was no outstanding balance on the credit facility. The original expiration date for this credit facility was July 2011.
     As of December 31, 2010, we had cash and cash equivalents of $2.4 billion resulting in a liquidity position of approximately $3.4 billion, which is defined as unused availability under the credit facility and cash and cash equivalents.
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
     Acquisitions. For the nine months ended December 31, 2010, we acquired the identity and authentication business of VeriSign, as well as, PGP, GuardianEdge and two other companies for an aggregate amount of $1.5 billion, net of cash acquired. For the nine months ended January 1, 2010, we acquired a business for an aggregate of $16 million, net of cash acquired.
     Convertible senior notes. In June 2006, we issued $1.1 billion principal amount of 0.75% convertible senior notes (“0.75% Notes”) due June 15, 2011, and $1.0 billion principal amount of 1.00% convertible senior notes (“1.00% Notes”) due June 15, 2013, to initial purchasers in a private offering for resale to qualified institutional buyers pursuant to SEC Rule 144A. For the nine months ended December 31, 2010, we repurchased $500 million of aggregate principal amount of our 0.75% Notes in privately negotiated transactions for approximately $510 million. Concurrently with the repurchase, we sold a proportionate share of the note hedges that we entered into at the time of the issuance of the convertible notes, back to the note hedge counterparties for approximately $13 million. The net cost of the repurchase of the 0.75% Notes and the concurrent sale of the note hedges was $497 million in cash.
     Stock Repurchases. For the nine months ended December 31, 2010, we repurchased 46 million shares, or $690 million, of our common stock. For the nine months ended January 1, 2010, we repurchased 23 million shares, or $364 million, of our common stock.
Cash flows
     The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 31,	January 1,
	2010	2010
	(In millions)
Net cash provided by (used in)
Operating activities	$1,105	$990
Investing activities	(1,678)	52
Financing activities	(51)	(304)
Operating activities
     Net cash provided by operating activities was $1.1 billion for the first nine months of fiscal 2011, which resulted from net income of $427 million adjusted for non-cash items, including depreciation and amortization charges of $561 million and stock-based compensation expense of $108 million.
     Net cash provided by operating activities was $990 million for the first nine months of fiscal 2010, which resulted from net income of $530 million adjusted for non-cash items, including depreciation and amortization charges of $640 million and stock-based compensation expense of $124 million. These amounts were partially offset by a decrease in income taxes payable of $115 million primarily related to the outcome of the Veritas v. Commissioner Tax Court decision (see Note 12 of the Notes to Condensed Consolidated Financial Statements) and a decrease in deferred revenue of $95 million.
Investing activities
     Net cash used in investing activities of $1.7 billion for the first nine months of fiscal 2011 was due to $1.5 billion of payments for acquisitions, net of cash acquired, and $185 million paid for capital expenditures.
     Net cash provided by investing activities of $52 million for the first nine months of fiscal 2010 was primarily due to net proceeds from the sale of available-for-sale securities of $188 million, partially offset by $149 million paid for capital expenditures.

Financing activities
     Net cash used in financing activities of $51 million for the first nine months of fiscal 2011 was primarily due to repurchases of common stock of $690 million and repurchases of long-term debt of $510 million, partially offset by proceeds from debt issuance, net of discount, of $1.1 billion and net proceeds from sales of common stock through employee stock plans of $66 million.
     Net cash used in financing activities of $304 million for the first nine months of fiscal 2010 was due to repurchases of common stock of $364 million, partially offset by net proceeds from sales of common stock through employee stock plans of $73 million.
Contractual Obligations
     There have been no significant changes during the nine months ended December 31, 2010 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010, other than the addition of the senior notes and related interest and the repurchase of convertible senior notes and the adjustment of related interest payments. The table below sets forth these changes but does not update the other line items in the contractual obligations table that appears in the section of our Annual Report on Form 10-K described above:

	Payments Due By Periods
		Remiander of	Fiscal 2012	Fiscal 2014	Fiscal 2016
	Total	Fiscal 2011	and Fiscal 2013	and Fiscal 2015	and Thereafter
	(In millions)
Senior notes (1)	$1,100	$—	$—	$—	$1,100
Interest payments on senior notes (1)	352	10	82	83	177
Convertible senior notes (2)	1,600	—	600	1,000	—
Interest payments on convertible senior notes (2)	27	4	21	2	—

(1)	In the second quarter of fiscal 2011, we issued $350 million in principal amount of 2.75% senior notes due September 15, 2015 and $750 million in principal amount of 4.20% senior notes due September 15, 2020. Interest payments were calculated based on terms of the related notes. For further information on senior notes, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

(2)	In the first quarter of fiscal 2007, we issued $1.1 billion in principal amount of 0.75% convertible senior notes due June 15, 2011 and $1.0 billion in principal amount of 1.00% senior notes due June 15, 2013. In the second quarter of fiscal 2011, we repurchased $500 million of aggregate principal amount of our 0.75% Notes. Interest payments were calculated based on terms of the related notes. For further information on convertible senior notes, see Note 6 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no significant changes in our market risk exposures during the nine months ended December 31, 2010, as compared to the market risk exposures disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended April 2, 2010.
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
     (b) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Stock repurchases during the three months ended December 31, 2010 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares That
			Under Publicly	May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs	Plans or Programs
	(In millions, except per share data)
October 2, 2010 to October 29, 2010	—	$—	—	$322
October 30, 2010 to November 26, 2010	9	$17.03	9	$172
November 27, 2010 to December 31, 2010	6	$17.03	6	$57

Total	15	$17.03	15

     For information regarding our stock repurchase programs, see Note 9 of Notes to Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
10.01	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation.					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document	X

101.SCH††	XBRL Taxonomy Schema Linkbase Document	X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB††	XBRL Taxonomy Labels Linkbase Document	X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document	X

101.DEF††	XBRL Taxonomy Definition Linkbase Document	X

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
James A. Beer
Executive Vice President and Chief Financial Officer

Date: February 2, 2011

SYMANTEC CORPORATION
Q3 FY11 Form 10-Q
EXHIBIT INDEX

Incorporated by Reference
Exhibit			File		File	Filed with
Number	Exhibit Description	Form	Number	Exhibit	Date	this 10-Q
10.01	Amendment, effective December 6, 2010, to the Trademark License Agreement, dated August 9, 2010, by and between VeriSign, Inc. and Symantec Corporation.					X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.02†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS††	XBRL Instance Document	X

101.SCH††	XBRL Taxonomy Schema Linkbase Document	X

101.CAL††	XBRL Taxonomy Calculation Linkbase Document	X

101.LAB††	XBRL Taxonomy Labels Linkbase Document	X

101.PRE††	XBRL Taxonomy Presentation Linkbase Document	X

101.DEF††	XBRL Taxonomy Definition Linkbase Document	X

†	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

††	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.